Form 10-Q
period 2014-09-28
CUMMINS INC
filed 2014-10-29
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 28, 2014

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

As of September 28, 2014, there were 182,691,807 shares of common stock outstanding with a par value of $2.50 per share.

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

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Nine months ended
In millions, except per share amounts	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
NET SALES (a)	$4,890	$4,266	$14,131	$12,713
Cost of sales (Note 2)	3,606	3,185	10,543	9,570
GROSS MARGIN	1,284	1,081	3,588	3,143

OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses (Note 2)	529	464	1,527	1,344
Research, development and engineering expenses	198	173	567	532
Equity, royalty and interest income from investees (Note 5)	99	91	294	281
Other operating income (expense), net	3	(11)	(4)	—
OPERATING INCOME	659	524	1,784	1,548

Interest income	6	6	17	21
Interest expense	15	8	47	22
Other income (expense), net	19	6	68	25
INCOME BEFORE INCOME TAXES	669	528	1,822	1,572

Income tax expense (Note 6)	230	154	553	445
CONSOLIDATED NET INCOME	439	374	1,269	1,127

Less: Net income attributable to noncontrolling interests	16	19	62	76
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$423	$355	$1,207	$1,051

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
Basic	$2.32	$1.91	$6.59	$5.61
Diluted	$2.32	$1.90	$6.58	$5.60

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	182.2	186.0	183.1	187.4
Dilutive effect of stock compensation awards	0.5	0.5	0.4	0.4
Diluted	182.7	186.5	183.5	187.8

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.78	$0.625	$2.03	$1.625
_______________________________________________________
(a) Includes sales to nonconsolidated equity investees of $518 million and $1,656 million and $553 million and $1,681 million for the three and nine month periods ended September 28, 2014 and September 29, 2013, respectively.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Nine months ended
In millions	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
CONSOLIDATED NET INCOME	$439	$374	$1,269	$1,127
Other comprehensive income (loss), net of tax (Note 13)
Foreign currency translation adjustments	(172)	95	(62)	(101)
Unrealized gain (loss) on derivatives	(5)	10	—	(2)
Change in pension and other postretirement defined benefit plans	14	16	28	56
Unrealized gain (loss) on marketable securities	(1)	1	(12)	(2)
Total other comprehensive income (loss), net of tax	(164)	122	(46)	(49)
COMPREHENSIVE INCOME	275	496	1,223	1,078
Less: Comprehensive income attributable to noncontrolling interest	10	10	59	45
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUMMINS INC.	$265	$486	$1,164	$1,033

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

In millions, except par value	September 28, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$2,328	$2,699
Marketable securities (Note 7)	53	150
Total cash, cash equivalents and marketable securities	2,381	2,849
Accounts and notes receivable, net
Trade and other	2,774	2,362
Nonconsolidated equity investees	285	287
Inventories (Note 8)	2,833	2,381
Prepaid expenses and other current assets	795	760
Total current assets	9,068	8,639
Long-term assets
Property, plant and equipment	6,899	6,410
Accumulated depreciation	(3,435)	(3,254)
Property, plant and equipment, net	3,464	3,156
Investments and advances related to equity method investees (Note 5)	981	931
Goodwill	465	461
Other intangible assets, net	346	357
Prepaid pensions	701	514
Other assets	619	670
Total assets	$15,644	$14,728

LIABILITIES
Current liabilities
Loans payable	$78	$17
Accounts payable (principally trade)	1,930	1,557
Current maturities of long-term debt (Note 9)	27	51
Current portion of accrued product warranty (Note 10)	351	360
Accrued compensation, benefits and retirement costs	507	433
Deferred revenue	328	285
Taxes payable (including taxes on income)	134	99
Other accrued expenses	683	566
Total current liabilities	4,038	3,368
Long-term liabilities
Long-term debt (Note 9)	1,584	1,672
Pensions	234	232
Postretirement benefits other than pensions	333	356
Other liabilities and deferred revenue	1,358	1,230
Total liabilities	7,547	6,858

Commitments and contingencies (Note 11)

EQUITY
Cummins Inc. shareholders’ equity
Common stock, $2.50 par value, 500 shares authorized, 222.3 and 222.3 shares issued	2,125	2,099
Retained earnings	9,243	8,406
Treasury stock, at cost, 39.6 and 35.6 shares	(2,779)	(2,195)
Common stock held by employee benefits trust, at cost, 1.1 and 1.3 shares	(14)	(16)
Accumulated other comprehensive loss (Note 13)
Defined benefit postretirement plans	(583)	(611)
Other	(244)	(173)
Total accumulated other comprehensive loss	(827)	(784)
Total Cummins Inc. shareholders’ equity	7,748	7,510
Noncontrolling interests	349	360
Total equity	8,097	7,870
Total liabilities and equity	$15,644	$14,728
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended
In millions	September 28, 2014	September 29, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$1,269	$1,127
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	330	305
Gain on fair value adjustment for consolidated investees (Note 3)	(38)	(12)
Deferred income taxes	(37)	78
Equity in income of investees, net of dividends	(103)	(98)
Pension contributions in excess of expense (Note 4)	(154)	(96)
Other post-retirement benefits payments in excess of expense (Note 4)	(22)	(20)
Stock-based compensation expense	27	29
Excess tax benefits on stock-based awards	(5)	(13)
Translation and hedging activities	(19)	26
Changes in current assets and liabilities, net of acquisitions
Accounts and notes receivable	(236)	(216)
Inventories	(302)	(206)
Other current assets	(6)	182
Accounts payable	316	252
Accrued expenses	162	(146)
Changes in other liabilities and deferred revenue	184	147
Other, net	22	(6)
Net cash provided by operating activities	1,388	1,333

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(409)	(417)
Investments in internal use software	(40)	(43)
Investments in and advances to equity investees	(39)	(12)
Acquisitions of businesses, net of cash acquired (Note 3)	(266)	(145)
Investments in marketable securities—acquisitions (Note 7)	(213)	(360)
Investments in marketable securities—liquidations (Note 7)	316	433
Cash flows from derivatives not designated as hedges	—	(15)
Other, net	11	14
Net cash used in investing activities	(640)	(545)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	39	987
Payments on borrowings and capital lease obligations	(72)	(62)
Net (payments) borrowings under short-term credit agreements	(41)	34
Distributions to noncontrolling interests	(52)	(53)
Dividend payments on common stock	(370)	(305)
Repurchases of common stock	(605)	(289)
Excess tax benefits on stock-based awards	5	13
Other, net	(3)	19
Net cash (used in) provided by financing activities	(1,099)	344
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(20)	(2)
Net (decrease) increase in cash and cash equivalents	(371)	1,130
Cash and cash equivalents at beginning of year	2,699	1,369
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,328	$2,499
 The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

In millions	Common Stock	Additional paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Common Stock Held in Trust	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2012	$556	$1,502	$7,343	$(950)	$(1,830)	$(18)	$6,603	$371	$6,974
Net income			1,051				1,051	76	1,127
Other comprehensive income (loss)				(18)			(18)	(31)	(49)
Issuance of shares		5					5	—	5
Employee benefits trust activity		18				2	20	—	20
Acquisition of shares					(289)		(289)	—	(289)
Cash dividends on common stock			(305)				(305)	—	(305)
Distribution to noncontrolling interests							—	(53)	(53)
Stock based awards		1			15		16	—	16
Other shareholder transactions		13					13	5	18
BALANCE AT SEPTEMBER 29, 2013	$556	$1,539	$8,089	$(968)	$(2,104)	$(16)	$7,096	$368	$7,464

BALANCE AT DECEMBER 31, 2013	$556	$1,543	$8,406	$(784)	$(2,195)	$(16)	$7,510	$360	$7,870
Net income			1,207				1,207	62	1,269
Other comprehensive income (loss)				(43)			(43)	(3)	(46)
Issuance of shares		8					8	—	8
Employee benefits trust activity		19				2	21	—	21
Acquisition of shares					(605)		(605)	—	(605)
Cash dividends on common stock			(370)				(370)	—	(370)
Distribution to noncontrolling interests							—	(63)	(63)
Stock based awards		(5)			21		16	—	16
Other shareholder transactions		4					4	(7)	(3)
BALANCE AT SEPTEMBER 28, 2014	$556	$1,569	$9,243	$(827)	$(2,779)	$(14)	$7,748	$349	$8,097

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

We revised the classification of certain amounts for "Cost of sales" and "Selling, general and administrative expenses" for 2014 and 2013. In connection with the integration of recently acquired North American distributors and anticipating the future acquisition and integration of the entire North American channel, our Distribution segment has developed a framework against which Distribution management intends to measure the performance of the distribution channel. The segment EBIT (defined as earnings before interest expense, taxes and noncontrolling interests) performance measure is unchanged, however, certain activities that were previously classified in "Selling, general and administrative expenses" will be classified as "Cost of sales" to align with the new framework and allow for consistent treatment across the channel. We revised the expense presentation of our Condensed Consolidated Statements of Income for the periods presented to follow the new cost framework. The net impact of this revision for the six months ended June 29, 2014 was $39 million and for the three and nine months ended September 29, 2013, were $28 million and $76 million , respectively. The revision had no impact on reported net income, cash flows or the balance sheet.

Additionally, certain other reclassifications have been made to prior period amounts to conform to the presentation of the current period condensed financial statements.

Our reporting period usually ends on the Sunday closest to the last day of the quarterly calendar period.  The third quarters of 2014 and 2013 ended on September 28 and September 29, respectively.  The interim periods for both 2014 and 2013 contained 13 weeks, while the nine month periods both contained 39 weeks.  Our fiscal year ends on December 31, regardless of the day of the week on which December 31 falls.

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

The weighted-average diluted common shares outstanding exclude the anti-dilutive effect of certain stock options since such options had an exercise price in excess of the monthly average market value of our common stock.  The options excluded from diluted earnings per share for the three and nine month periods ended September 28, 2014 and September 29, 2013, were as follows:

	Three months ended		Nine months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Options excluded	225,773	184,775	110,488	479,276
These interim condensed financial statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.  Our interim period financial results for the three and nine month interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year.  The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

NOTE 3. ACQUISITIONS
In September 2013, we announced our intention to acquire the equity that we do not already own in most of our partially-owned United States and Canadian distributors over the next three to five years. In each acquisition we recorded a gain related to the remeasurement of our existing ownership interest to fair value in accordance with GAAP. We believe the price paid to the former principal is representative of fair value. As such, we valued our existing ownership interest by applying the price paid to the former principal to our existing ownership on a relative basis. The amount paid to the former principal is determined in accordance with a pre-existing agreement that attempts to value the business on a fair value basis. Gains recognized in the remeasurement are included in other income (expense), in the Condensed Consolidated Statements of Income. The following is a summary of the acquisition activity for the first nine months of 2014 and 2013.
Cummins Eastern Canada LP
On August 4, 2014, we acquired the remaining 50 percent interest in Cummins Eastern Canada LP (Eastern Canada) from the former distributor principal. The preliminary purchase consideration was $62 million, which included $22 million in cash and an additional $32 million to eliminate outstanding debt. The remaining $8 million will be paid in future periods. The intangible assets are primarily customer related, the majority of which will be amortized within one year subject to customary purchase price adjustments. The acquisition was accounted for as a business combination and the results of the acquired entity were included in the Distribution operating segment subsequent to the acquisition date. As a result of this transaction, third quarter 2014 Distribution segment results included an $18 million gain, as we were required to re-measure our pre-existing 50 percent ownership interest in Eastern Canada to fair value in accordance with GAAP. The transaction generated $5 million of goodwill based on the preliminary purchase price allocation. Net sales for Eastern Canada were $228 million for the year ended December 31, 2013. This amount is not fully incremental to our consolidated sales as the amount would be reduced by the elimination of sales to the previously unconsolidated entity.
Cummins Power Systems LLC
On May 5, 2014, we acquired the remaining 30 percent interest in Cummins Power Systems LLC (Power Systems) from the former distributor principal for consideration of approximately $14 million in cash. The entity was previously consolidated and, as a result, the acquisition was accounted for as an equity transaction instead of a business combination.
Cummins Southern Plains LLC
On March 31, 2014, we acquired the remaining 50 percent interest in Cummins Southern Plains LLC (Southern Plains) from the former distributor principal. The purchase consideration was $92 million as presented below, which included $42 million in cash and an additional $48 million paid to eliminate outstanding debt as of September 28, 2014. The intangible assets are primarily customer related and are being amortized over periods ranging from one to five years. The acquisition was accounted for as a business combination and the results of the acquired entity were included in the Distribution operating segment subsequent to the acquisition date. As a result of this transaction, second quarter 2014 Distribution segment results included a $13 million gain, as we were required to re-measure our pre-existing 50 percent ownership interest in Southern Plains to fair value in accordance with GAAP. The transaction generated less than $1 million of goodwill. Net sales for Southern Plains were $433 million for the year ended December 31, 2013. This amount is not fully incremental to our consolidated sales as the amount would be reduced by the elimination of sales to the previously unconsolidated entity.

The final purchase price allocation was as follows:

In millions
Accounts receivable	$63
Inventory	59
Fixed assets	47
Intangible assets	11
Other current assets	9
Current liabilities	(53)
Total business valuation	136
Fair value of pre-existing 50 percent interest	(44)
Purchase price	$92
Cummins Mid-South LLC
On February 14, 2014, we acquired the remaining 62.2 percent interest in Cummins Mid-South LLC (Mid-South) from the former distributor principal. The purchase consideration was $118 million as presented below, which included $32 million in cash paid in the first quarter along with an additional $61 million paid to eliminate outstanding debt. As of September 28, 2014, an additional $23 million had been paid. The intangible assets are primarily customer related and are being amortized over periods ranging from one to five years. The acquisition was accounted for as a business combination and the results of the acquired entity were included in the Distribution operating segment subsequent to the acquisition date. As a result of this transaction, first quarter 2014 Distribution segment results included a $6 million gain, as we were required to re-measure our pre-existing 37.8 percent ownership interest in Mid-South to fair value in accordance with GAAP. In the second quarter of 2014, we recognized an additional $1 million gain as the result of the final valuation. The transaction generated $4 million of goodwill. Net sales for Mid-South were $368 million for the year ended December 31, 2013. This amount is not fully incremental to our consolidated sales as the amount would be reduced by the elimination of sales to the previously unconsolidated entity.
The final purchase price allocation was as follows:

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

The final purchase price allocation was as follows:

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

NOTE 4. PENSION AND OTHER POSTRETIREMENT BENEFITS

We sponsor funded and unfunded domestic and foreign defined benefit pension and other postretirement plans. Contributions to these plans were as follows:

	Three months ended		Nine months ended
In millions	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Defined benefit pension and other postretirement plans
Voluntary contribution	$34	$33	$109	$110
Mandatory contribution	7	7	88	51
Defined benefit pension contributions	41	40	197	161
Other postretirement plans	12	11	35	37
Total defined benefit plans	$53	$51	$232	$198

Defined contribution pension plans	$16	$14	$57	$50
We anticipate making additional defined benefit pension contributions and other postretirement benefit payments during the remainder of 2014 of $8 million and $11 million, respectively.  The $205 million of pension contributions for the full year include voluntary contributions of approximately $111 million.  These contributions and payments may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants.

The components of net periodic pension and other postretirement benefit costs under our plans were as follows:

	Pension
	U.S. Plans		U.K. Plans		Other Postretirement Benefits
	Three months ended
In millions	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Service cost	$16	$17	$7	$5	$—	$—
Interest cost	26	23	16	14	4	4
Expected return on plan assets	(43)	(42)	(23)	(17)	—	—
Recognized net actuarial loss	8	16	7	6	—	2
Net periodic benefit cost	$7	$14	$7	$8	$4	$6

	Pension
	U.S. Plans		U.K. Plans		Other Postretirement Benefits
	Nine months ended
In millions	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Service cost	$50	$52	$19	$15	$—	$—
Interest cost	79	70	49	42	13	12
Expected return on plan assets	(131)	(126)	(66)	(53)	—	—
Recognized net actuarial loss	23	47	20	18	—	5
Net periodic benefit cost	$21	$43	$22	$22	$13	$17

NOTE 5. EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES

Equity, royalty and interest income from investees included in our Condensed Consolidated Statements of Income for the interim reporting periods was as follows:

	Three months ended		Nine months ended
In millions	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Distribution Entities
North American distributors	$27	$34	$89	$98
Komatsu Cummins Chile, Ltda.	8	6	22	17
All other distributors	—	1	2	1
Manufacturing Entities
Dongfeng Cummins Engine Company, Ltd.	15	13	51	45
Chongqing Cummins Engine Company, Ltd.	13	15	39	44
Beijing Foton Cummins Engine Co., Ltd. (Light-duty)	10	4	24	14
Shanghai Fleetguard Filter Co., Ltd.	3	4	9	11
Tata Cummins, Ltd.	2	1	6	4
Cummins Westport, Inc.	2	2	3	5
Beijing Foton Cummins Engine Co., Ltd. (Heavy-duty)	(5)	(4)	(18)	(14)
All other manufacturers	13	7	36	29
Cummins share of net income	88	83	263	254
Royalty and interest income	11	8	31	27
Equity, royalty and interest income from investees	$99	$91	$294	$281

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

The effective tax rates for the three and nine month periods ended September 28, 2014, were 34.4 percent and 30.4 percent, respectively. The tax rate for the three months ended September 28, 2014, included a $19 million discrete tax expense to reflect the reduction in value of state tax credits as a result of a favorable state tax rate change that will lower future taxes. Additionally, the tax rate for the nine month period included a second quarter $2 million discrete tax benefit for the release of reserves for uncertain tax positions related to multiple state audit settlements, a first quarter $12 million discrete tax expense attributable primarily to state deferred tax adjustments, as well as a first quarter $6 million discrete net tax benefit resulting from a $70 million dividend paid from China earnings generated prior to 2012.
Our effective tax rates for the three and nine month periods ended September 29, 2013, were 29.2 percent and 28.3 percent, respectively. These tax rates include a $7 million discrete net tax expense for the third quarter tax adjustments: $4 million expense attributable to prior year tax return true-up adjustments, $1 million benefit related to release of prior year tax reserves and a discrete tax charge for $4 million related to a third quarter enactment of U.K. tax law changes. In addition, the nine month tax rate includes a discrete tax benefit in the first quarter of 2013 of $28 million attributable to the reinstatement of the research credit back to 2012, as well as a discrete tax expense in the first quarter of 2013 of $17 million, which primarily relates to the write-off of a deferred tax asset deemed unrecoverable.
The increase in the three month effective tax rate from 2013 to 2014 is primarily due to unfavorable changes in the jurisdictional mix of pre-tax income and the 2014 unfavorable discrete tax items.
We anticipate that we may resolve tax matters related primarily to certain tax credits presently under examination in U.S. federal and state tax jurisdictions. As of September 28, 2014, we estimate that it is reasonably possible that unrecognized tax benefits may decrease in an amount ranging from $0 to $75 million in the next 12 months due to the resolution of these issues. We do not expect this resolution to have a material impact on our results of operations.

NOTE 7. MARKETABLE SECURITIES

A summary of marketable securities, all of which are classified as current, was as follows:

	September 28, 2014			December 31, 2013
In millions	Cost	Gross unrealized gains/(losses)	Estimated fair value	Cost	Gross unrealized gains/(losses)	Estimated fair value
Available-for-sale
Level 1(1)
Debt mutual funds	$26	$—	$26	$72	$—	$72
Equity securities and other	7	—	7	10	13	23
Total level 1	33	—	33	82	13	95
Level 2(2)
Debt mutual funds	14	1	15	27	2	29
Bank debentures	3	—	3	2	—	2
Certificates of deposit	—	—	—	22	—	22
Government debt securities-non-U.S.	3	(1)	2	3	(1)	2
Total level 2	20	—	20	54	1	55
Total marketable securities	$53	$—	$53	$136	$14	$150
 ________________________________________________________________________________________
(1) The fair value of Level 1 securities is estimated primarily by referencing quoted prices in active markets for identical assets.
(2) The fair value of Level 2 securities is estimated primarily using actively quoted prices for similar instruments from brokers and observable inputs, including market transactions and third-party pricing services. We do not currently have any Level 3 securities, and there were no transfers into or out of Level 2 or 3 during the first nine months of 2014 and 2013.

The proceeds from sales and maturities of marketable securities and gross realized gains and losses from the sale of available-for-sale securities were as follows:

	Three months ended		Nine months ended
In millions	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Proceeds from sales and maturities of marketable securities	$137	$153	$316	$433
Gross realized gains from the sale of available-for-sale securities	1	1	14	12

At September 28, 2014, the fair value of available-for-sale investments in debt securities that utilize a Level 2 fair value measure by contractual maturity was as follows:

Maturity date	Fair value (in millions)
1 year or less	$16
1 - 5 years	3
5 - 10 years	1
Total	$20
NOTE 8. INVENTORIES

Inventories are stated at the lower of cost or market.  Inventories included the following:

In millions	September 28, 2014	December 31, 2013
Finished products	$1,775	$1,487
Work-in-process and raw materials	1,182	1,005
Inventories at FIFO cost	2,957	2,492
Excess of FIFO over LIFO	(124)	(111)
Total inventories	$2,833	$2,381

NOTE 9. DEBT
A summary of long-term debt was as follows:

In millions	September 28, 2014	December 31, 2013
Long-term debt
Senior notes, 3.65%, due 2023 (1)	$500	$500
Debentures, 6.75%, due 2027	58	58
Debentures, 7.125%, due 2028 (1)	250	250
Senior notes, 4.875%, due 2043	500	500
Debentures, 5.65%, due 2098 (effective interest rate 7.48%)	165	165
Credit facilities related to consolidated joint ventures	7	92
Other	38	65
	1,518	1,630
Unamortized discount	(47)	(48)
Fair value adjustments due to hedge on indebtedness (1)	51	49
Capital leases	89	92
Total long-term debt	1,611	1,723
Less: Current maturities of long-term debt	(27)	(51)
Long-term debt	$1,584	$1,672

___________________________________________________________________________________
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
Principal payments required on long-term debt during the next five years are as follows:

	Required Principal Payments
In millions	2014	2015	2016	2017	2018
Payment	$11	$22	$32	$12	$16

Fair Value of Debt
Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair value and carrying value of total debt, including current maturities, was as follows:

In millions	September 28, 2014	December 31, 2013
Fair value of total debt(1)	$1,922	$1,877
Carrying value of total debt	1,689	1,740
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

	Nine months ended
In millions	September 28, 2014	September 29, 2013
Balance, beginning of year	$1,129	$1,088
Provision for warranties issued	307	317
Deferred revenue on extended warranty contracts sold	175	138
Payments	(313)	(312)
Amortization of deferred revenue on extended warranty contracts	(109)	(84)
Changes in estimates for pre-existing warranties	28	(26)
Foreign currency translation	(4)	(3)
Balance, end of period	$1,213	$1,118

Warranty related deferred revenue, supplier recovery receivables and the long-term portion of the warranty liability on our September 28, 2014, balance sheet were as follows:

In millions	September 28, 2014	Balance Sheet Location
Deferred revenue related to extended coverage programs
Current portion	$159	Deferred revenue
Long-term portion	401	Other liabilities and deferred revenue
Total	$560

Receivables related to estimated supplier recoveries
Current portion	$9	Trade and other receivables
Long-term portion	3	Other assets
Total	$12

Long-term portion of warranty liability	$302	Other liabilities and deferred revenue

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

Other Guarantees and Commitments
In addition to the matters discussed above, from time to time we enter into other guarantee arrangements, including guarantees of non-U.S. distributor financing, residual value guarantees on equipment under operating leases and other miscellaneous guarantees of third-party obligations.  As of September 28, 2014, the maximum potential loss related to these other guarantees was $8 million.
We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties.  The penalty amounts are less than our purchase commitments and essentially allow the supplier to recover their tooling costs in most instances.  As of September 28, 2014, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $86 million, of which $47 million relates to a contract with an engine parts supplier that extends to 2016.  These arrangements enable us to secure critical components.  We do not currently anticipate paying any penalties under these contracts.
During the second quarter of 2014, we began entering into physical forward contracts with suppliers of platinum and palladium to purchase minimum volumes of the commodities at contractually stated prices for various periods, not to exceed two years. As of September 28, 2014, the total commitments under these contracts were $51 million. These arrangements enable us to fix the prices of these commodities, which otherwise are subject to market volatility.
We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance.  These performance bonds and other performance-related guarantees were $80 million at September 28, 2014 and $66 million at December 31, 2013.

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

Joint Venture Commitments
As of September 28, 2014, we have committed to invest an additional $4 million in existing joint ventures, of which $1 million is expected to be funded in 2014.

NOTE 12. DERIVATIVES

We are exposed to financial risk resulting from volatility in foreign exchange rates, commodity prices and interest rates. This risk is closely monitored and managed through the use of financial derivative instruments including foreign currency forward contracts, commodity zero-cost collars and interest rate swaps.  These instruments, as further described below, are accounted for as cash flow or fair value hedges or as economic hedges not designated as hedges for accounting purposes. Financial derivatives are used expressly for hedging purposes and under no circumstances are they used for speculative purposes.  When material, we adjust the estimated fair value of our derivative contracts for counter-party or our credit risk.  None of our derivative instruments are subject to collateral requirements.  Substantially all of our derivative contracts are subject to master netting arrangements which provide us with the option to settle certain contracts on a net basis when they settle on the same day with the same currency.  In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event.

Commodity Price Risk

During the second quarter of 2014, we chose to de-designate and unwind all of our cash flow hedges for platinum and palladium. As of the de-designation date, we had an unrealized net gain of $2 million in "Accumulated other comprehensive loss" (AOCL) that will be reclassified to income during the next year as the related purchases are made. See Note 11, "COMMITMENTS AND CONTINGENCIES" for additional information on new platinum and palladium purchase committments.

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
Also, in February 2014, we entered into a series of interest rate swaps to effectively convert our September 2013, $500 million debt issue, due in 2023, from a fixed rate of 3.65 percent to a floating rate equal to the one-month LIBOR plus a spread. The terms of the swaps mirror those of the debt, with interest paid semi-annually. The swaps were designated, and will be accounted for, as fair value hedges under GAAP. The gain or loss on these derivative instruments, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current income as “Interest expense.” The net swap settlements that accrue each period are also reported in interest expense.
The following table summarizes these gains and losses for the three and nine month periods presented below:

	Three months ended				Nine months ended
In millions	September 28, 2014		September 29, 2013		September 28, 2014		September 29, 2013
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings
Interest expense(1)	$—	$2	$(6)	$6	$8	$(5)	$(34)	$34
(1)The difference between the gain/(loss) on swaps and borrowings represents hedge ineffectiveness.

 Cash Flow Hedging
The following table summarizes the effect on our Condensed Consolidated Statements of Income for derivative instruments classified as cash flow hedges for the three and nine month periods presented below:

In millions(1)	Three months ended		Nine months ended
Derivatives in cash flow hedging relationships	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Gain/(loss) reclassified from AOCL into income - Net sales(2)	$1	$(2)	$6	$(4)
Gain/(loss) reclassified from AOCL into income - Cost of sales(3)	1	(2)	(2)	1
Total	$2	$(4)	$4	$(3)
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

Derivatives Not Designated as Hedging Instruments
The following table summarizes the effect on our Condensed Consolidated Statements of Income for derivative instruments not classified as cash flow hedges for the three and nine month periods presented below:

In millions	Three months ended		Nine months ended
Derivatives not designated as hedging instruments	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Gain/(loss) recognized in income - Cost of sales(1)	$1	$(1)	$(2)	$(2)
Gain/(loss) recognized in income - Other income (expense), net(2)	(12)	19	(5)	(3)
Total	$(11)	$18	$(7)	$(5)
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

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
In millions	September 28, 2014	December 31, 2013	September 28, 2014	December 31, 2013
Notional amount(1)	$603	$425	$747	$547

Derivative assets recorded in:
Prepaid expenses and other current assets	—	5	—	6
Other assets	5	49	—	—
Total derivative assets(2)	$5	$54	$—	$6

Derivative liabilities recorded in:
Other accrued expenses	2	5	1	5
Total derivative liabilities(2)	$2	$5	$1	$5
______________________________________________
(1)Commodity zero-cost collars are not designated as hedging instruments and had a notional quantity of 4,578 and 5,421 metric tons of copper at September 28, 2014 and December 31, 2013, respectively. These instruments are not included in the notional amounts above as they were subject to a USD denominated cap and floor; however, they are included in the total asset and liability balances as appropriate. The average cap and floor at September 28, 2014 and December 31, 2013 were $7,265 and $6,619 and $7,639 and $6,978, respectively.
(2)Estimates of the fair value of all derivative assets and liabilities above are derived from Level 2 inputs, which are estimated primarily using actively quoted prices for similar instruments from brokers and observable inputs, including market transactions and third-party pricing services. We do not currently have any Level 3 input measures and there were no transfers into or out of Level 2 or 3 during the first nine months of 2014 and 2013.

We have elected to present our derivative contracts on a gross basis in our Condensed Consolidated Balance Sheets.  Had we chosen to present on a net basis, we would have derivatives in a net asset position of $4 million and $53 million and derivatives in a net liability position of $2 million and $3 million at September 28, 2014 and December 31, 2013, respectively.

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Following are the changes in accumulated other comprehensive income (loss) by component for the three and nine months ended:

	Three months ended
In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on marketable securities	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at June 30, 2013	$(754)	$(338)	$5	$(12)	$(1,099)
Other comprehensive income before reclassifications
Before tax amount	—	105	2	10	117	$(9)	$108
Tax (provision) benefit	—	(1)	1	(3)	(3)	—	(3)
After tax amount	—	104	3	7	114	(9)	105
Amounts reclassified from accumulated other comprehensive income(1)(2)	16	—	(2)	3	17	—	17
Net current period other comprehensive income (loss)	16	104	1	10	131	$(9)	$122
Balance at September 29, 2013	$(738)	$(234)	$6	$(2)	$(968)

Balance at June 29, 2014	$(597)	$(76)	$—	$4	$(669)
Other comprehensive income before reclassifications
Before tax amount	—	(184)	—	(5)	(189)	$(6)	$(195)
Tax (provision) benefit	—	18	—	1	19	—	19
After tax amount	—	(166)	—	(4)	(170)	(6)	(176)
Amounts reclassified from accumulated other comprehensive income(1)(2)	14	—	(1)	(1)	12	—	12
Net current period other comprehensive income (loss)	14	(166)	(1)	(5)	(158)	$(6)	$(164)
Balance at September 28, 2014	$(583)	$(242)	$(1)	$(1)	$(827)

	Nine months ended
In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on marketable securities	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at December 31, 2012	$(794)	$(161)	$5	$—	$(950)
Other comprehensive income before reclassifications
Before tax amount	13	(86)	10	(7)	(70)	$(28)	$(98)
Tax (provision) benefit	(5)	13	(1)	2	9	—	9
After tax amount	8	(73)	9	(5)	(61)	(28)	(89)
Amounts reclassified from accumulated other comprehensive income(1)(2)	48	—	(8)	3	43	(3)	40
Net current period other comprehensive income (loss)	56	(73)	1	(2)	(18)	$(31)	$(49)
Balance at September 29, 2013	$(738)	$(234)	$6	$(2)	$(968)

Balance at December 31, 2013	$(611)	$(179)	$7	$(1)	$(784)
Other comprehensive income before reclassifications
Before tax amount	(7)	(77)	(1)	5	(80)	$1	$(79)
Tax (provision) benefit	1	14	—	(2)	13	—	13
After tax amount	(6)	(63)	(1)	3	(67)	1	(66)
Amounts reclassified from accumulated other comprehensive income(1)(2)	34	—	(7)	(3)	24	(4)	20
Net current period other comprehensive income (loss)	28	(63)	(8)	—	(43)	$(3)	$(46)
Balance at September 28, 2014	$(583)	$(242)	$(1)	$(1)	$(827)
_________________________________________________________________________________________________________________________
(1)Amounts are net of tax.
(2)See reclassifications out of accumulated other comprehensive income (loss) disclosure below for further details.

Following are the items reclassified out of accumulated other comprehensive income (loss) and the related tax effects:

In millions	Three months ended		Nine months ended
(Gain)/Loss Components	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013	Statement of Income Location

Realized (gain) loss on marketable securities	$(1)	$(1)	$(14)	$(12)	Other income (expense), net
Income tax expense	—	(1)	3	1	Income tax expense
Net realized (gain) loss on marketable securities	(1)	(2)	(11)	(11)

Realized (gain) loss on derivatives
Foreign currency forward contracts	(1)	2	(6)	4	Net sales
Commodity swap contracts	(1)	2	2	(1)	Cost of sales
Total before taxes	(2)	4	(4)	3
Income tax expense	1	(1)	1	—	Income tax expense
Net realized (gain) loss on derivatives	(1)	3	(3)	3

Change in pension and other postretirement defined benefit plans
Recognized actuarial loss	18	24	47	71	(1)
Total before taxes	18	24	47	71
Income tax expense	(4)	(8)	(13)	(23)	Income tax expense
Net change in pensions and other postretirement defined benefit plans	14	16	34	48

Total reclassifications for the period	$12	$17	$20	$40
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

Summarized financial information regarding our reportable operating segments for the three and nine month periods is shown in the table below:

In millions	Engine	Components	Power Generation	Distribution		Non-segment Items (1)	Total
Three months ended September 28, 2014
External sales	$2,181	$946	$481	$1,282		$—	$4,890
Intersegment sales	635	341	273	10		(1,259)	—
Total sales	2,816	1,287	754	1,292		(1,259)	4,890
Depreciation and amortization(2)	50	27	13	22		—	112
Research, development and engineering expenses	114	64	18	2		—	198
Equity, royalty and interest income from investees	40	9	13	37		—	99
Interest income	3	1	1	1		—	6
Segment EBIT	330	172	60	131	(3)	(9)	684

Three months ended September 29, 2013
External sales	$2,045	$784	$499	$938		$—	$4,266
Intersegment sales	447	288	213	6		(954)	—
Total sales	2,492	1,072	712	944		(954)	4,266
Depreciation and amortization(2)	53	24	13	15		—	105
Research, development and engineering expenses	103	51	18	1		—	173
Equity, royalty and interest income from investees	31	5	13	42		—	91
Interest income	4	1	1	—		—	6
Segment EBIT	272	132	45	86	(3)	1	536

Nine months ended September 28, 2014
External sales	$6,449	$2,821	$1,408	$3,453		$—	$14,131
Intersegment sales	1,674	976	728	27		(3,405)	—
Total sales	8,123	3,797	2,136	3,480		(3,405)	14,131
Depreciation and amortization(2)	153	79	38	58		—	328
Research, development and engineering expenses	335	170	55	7		—	567
Equity, royalty and interest income from investees	117	27	30	120		—	294
Interest income	9	3	3	2		—	17
Segment EBIT	910	524	146	333	(3)	(44)	1,869

Nine months ended September 29, 2013
External sales	$6,139	$2,292	$1,621	$2,661		$—	$12,713
Intersegment sales	1,312	915	651	15		(2,893)	—
Total sales	7,451	3,207	2,272	2,676		(2,893)	12,713
Depreciation and amortization(2)	156	71	37	40		—	304
Research, development and engineering expenses	310	165	53	4		—	532
Equity, royalty and interest income from investees	106	21	30	124		—	281
Interest income	13	2	5	1		—	21
Segment EBIT	806	387	172	281	(3)	(52)	1,594
_________________________________________________________________
(1) Includes intersegment sales and profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses for the three and nine months ended September 28, 2014 and September 29, 2013.
(2)Depreciation and amortization as shown on a segment basis excludes the amortization of debt discount and deferred costs included in the Condensed Consolidated Statements of Income as "Interest expense." The amortization of debt discount and deferred costs were $2 million and $8 million for the nine months ended September 28, 2014 and September 29, 2013, respectively.
(3)Distribution segment EBIT included gains as disclosed in the table below. See Note 3, "ACQUISITIONS" for additional information.

Distribution segment EBIT included gains on the fair value adjustment resulting from the acquisition of controlling interests in North American distributors in the periods presented below:

	Three months ended		Nine months ended
In millions	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Eastern Canada	$18	$—	$18	$—
Southern Plains	—	—	13	—
Mid-South	—	—	7	—
Rocky Mountain	—	—	—	5
Northwest	—	—	—	7
Total gains included in EBIT	$18	$—	$38	$12

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Income is shown in the table below:

	Three months ended		Nine months ended
In millions	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Total EBIT	$684	$536	$1,869	$1,594
Less: Interest expense	15	8	47	22
Income before income taxes	$669	$528	$1,822	$1,572

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

NOTE 16. SUBSEQUENT EVENTS

Acquisition of Cummins Npower LLC

On September 29, 2014, we acquired the remaining 50 percent interest in Cummins Npower LLC (Npower) from the former distributor principal for consideration of approximately $39 million in cash and an additional $33 million paid to creditors to eliminate all debt related to the entity, or total consideration of $72 million, subject to customary purchase price adjustments.

Acquisition of Cummins Power South LLC

On September 29, 2014, we acquired the remaining 50 percent interest in Cummins Power South LLC (Power South) from the former distributor principal for consideration of approximately $19 million in cash and an additional $16 million paid to creditors to eliminate all debt related to the entity, or total consideration of $35 million, subject to customary purchase price adjustments.
These acquisitions will be accounted for as business combinations and the results of the acquired entities will be included in the Distribution operating segment beginning with the fourth quarter of 2014.

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain parts of this quarterly report contain forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that are based on current expectations, estimates and projections about the industries in which we operate and management’s beliefs and assumptions.  Forward-looking statements are generally accompanied by words such as "anticipates," "expects," "forecasts," "intends," "plans," "believes," "seeks," "estimates," "could," "should" or words of similar meaning.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which we refer to as "future factors," which are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.  Some future factors that could cause our results to differ materially from the results discussed in such forward-looking statements are discussed below and shareholders, potential investors and other readers are urged to consider these future factors carefully in evaluating forward-looking statements.  Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  Future factors that could affect the outcome of forward-looking statements include the following:

•	a sustained slowdown or significant downturn in our markets;

•	a slowdown in infrastructure development;

•	unpredictability in the adoption, implementation and enforcement of emission standards around the world;

•	the actions of, and income from, joint ventures and other investees that we do not directly control;

•	changes in the engine outsourcing practices of significant customers;

•	a downturn in the North American truck industry or financial distress of a major truck customer;

•	a major customer experiencing financial distress;

•	any significant problems in our new engine platforms;

•	supply shortages and supplier financial risk, particularly from any of our single-sourced suppliers;

•variability in material and commodity costs;

•	product recalls;

•	competitor pricing activity;

•	increasing competition, including increased global competition among our customers in emerging markets;

•	exposure to information technology security threats and sophisticated "cyber attacks;"

•	political, economic and other risks from operations in numerous countries;

•	changes in taxation;

•	global legal and ethical compliance costs and risks;

•	aligning our capacity and production with our demand;

•	product liability claims;

•	the development of new technologies;

•	obtaining additional customers for our new light-duty diesel engine platform and avoiding any related write-down in our investments in such platform;

•	increasingly stringent environmental laws and regulations;

•	foreign currency exchange rate changes;

•	the price and availability of energy;

•	the performance of our pension plan assets;

•	labor relations;

•	changes in accounting standards;

•	our sales mix of products;

•	protection and validity of our patent and other intellectual property rights;

•	technological implementation and cost/financial risks in our increasing use of large, multi-year contracts;

•	the cyclical nature of some of our markets;

•	the outcome of pending and future litigation and governmental proceedings;

•	continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support our future business;

•	the consummation and integration of the planned acquisitions of our partially-owned United States and Canadian distributors; and

•	other risk factors described in our Form 10-K, Part I, Item 1A under the caption “Risk Factors” and in this Form 10-Q, Part II, Item 1A under the caption "Risk Factors."

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
Worldwide revenues increased 15 percent in the three months ended September 28, 2014, as compared to the same period in 2013, primarily due to improvements in North American on-highway demand. Revenue in the U.S. and Canada improved by 19 percent primarily due to higher demand in the North American on-highway markets driving sales in both the Engine and Components segments, as well as improved Distribution segment sales related to the consolidation of partially-owned North American distributors since June 30, 2013. Despite continued international economic uncertainty in the third quarter of 2014, our international revenues (excludes the U.S. and Canada) improved by 10 percent with sales up or relatively flat in many of our markets. International revenue growth was led by increased demand in the Components segment, especially the emission solutions business in Western Europe and China due to additional content as the result of new emission regulations, increased construction demand in Europe and improved commercial marine engine demand, primarily in China and Europe. These increases were partially offset by decreased international on-highway demand.

Worldwide revenues increased 11 percent in the first nine months of 2014 as compared to the same period in 2013, primarily due to improvements in North American on-highway demand. Revenue in the U.S. and Canada improved by 19 percent primarily due to increased demand in the North American on-highway markets driving sales in both the Engine and Components segments, as well as improved Distribution segment sales related to the consolidation of partially-owned North American distributors since December 31, 2012. These increases were partially offset by the reduced demand in the North American power generation markets. Despite continued international economic uncertainty in the first nine months of 2014, our international revenues improved by 3 percent. International revenue growth was led by increased demand in the Components segment, especially the emission solutions business in Western Europe and China due to additional content as the result of new emission regulations, increased construction demand in Europe and improved commercial marine engine demand, primarily in China and Europe. These increases were partially offset by decreased international on-highway demand with decreased shipments of 13 percent and 12 percent in the heavy-duty and medium-duty truck markets, respectively, and decreased demand in international power generation markets.

The following tables contain sales and earnings before interest expense, income taxes and noncontrolling interests (EBIT) results by operating segment for the three and nine month periods ended September 28, 2014 and September 29, 2013.  Refer to the section titled “Operating Segment Results” for a more detailed discussion of net sales and EBIT by operating segment, including the reconciliation of segment EBIT to income before taxes.

	Three months ended
Operating Segments	September 28, 2014			September 29, 2013			Percent change
		Percent			Percent		2014 vs. 2013
In millions	Sales	of Total	EBIT	Sales	of Total	EBIT	Sales	EBIT
Engine	$2,816	58%	$330	$2,492	58%	$272	13%	21%
Components	1,287	26%	172	1,072	25%	132	20%	30%
Power Generation	754	15%	60	712	17%	45	6%	33%
Distribution	1,292	26%	131	944	22%	86	37%	52%
Intersegment eliminations	(1,259)	(25)%	—	(954)	(22)%	—	32%	—
Non-segment	—	—	(9)	—	—	1	—	NM
Total	$4,890	100%	$684	$4,266	100%	$536	15%	28%
"NM" - not meaningful information

Net income attributable to Cummins was $423 million, or $2.32 per diluted share, on sales of $4.9 billion for the three months ended September 28, 2014, versus the comparable prior year period with net income attributable to Cummins of $355 million, or $1.90 per diluted share, on sales of $4.3 billion. The increase in net income and earnings per share was driven by improved gross margin, partially offset by higher selling, general and administrative expenses. The improved gross margin was the result of higher volumes, favorable mix, lower material and commodity costs and improved Distribution segment sales related to the consolidation of partially-owned North American distributors since June 30, 2013, partially offset by unfavorable foreign currency fluctuations. Diluted earnings per share for the three months ended September 28, 2014, benefited $0.01 from lower shares outstanding due to 2014 purchases under the stock repurchase program.

	Nine months ended
Operating Segments	September 28, 2014			September 29, 2013			Percent change
		Percent			Percent		2014 vs. 2013
In millions	Sales	of Total	EBIT	Sales	of Total	EBIT	Sales	EBIT
Engine	$8,123	57%	$910	$7,451	59%	$806	9%	13%
Components	3,797	27%	524	3,207	25%	387	18%	35%
Power Generation	2,136	15%	146	2,272	18%	172	(6)%	(15)%
Distribution	3,480	25%	333	2,676	21%	281	30%	19%
Intersegment eliminations	(3,405)	(24)%	—	(2,893)	(23)%	—	18%	—
Non-segment	—	—	(44)	—	—	(52)	—	(15)%
Total	$14,131	100%	$1,869	$12,713	100%	$1,594	11%	17%
Net income attributable to Cummins was $1,207 million, or $6.58 per diluted share, on sales of $14.1 billion for the nine months ended September 28, 2014, versus the comparable prior year period with net income attributable to Cummins of $1,051 million, or $5.60 per diluted share, on sales of $12.7 billion. The increase in net income and earnings per share was driven by improved gross margin, partially offset by higher selling, general and administrative expenses. The improved gross margin was the result of higher volumes, lower material and commodity costs, favorable mix and improved Distribution segment sales related to the consolidation of partially-owned North American distributors since December 31, 2012, partially offset by unfavorable foreign currency fluctuations. Diluted earnings per share for the nine months ended September 28, 2014, benefited $0.10 from lower shares outstanding, primarily due to purchases under the stock repurchase program.

We generated $1,388 million of operating cash flows for the nine months ended September 28, 2014, compared to $1,333 million for the same period in 2013.  Refer to the section titled “Operating Activities” in the “Liquidity and Capital Resources” section for a discussion of items impacting cash flows.

In September 2013, we announced our intention to acquire the equity that we do not already own in most of our partially-owned United States and Canadian distributors over the next three to five years. During the first nine months of 2014 we spent $324 million on these acquisitions and the related debt retirements. We plan to spend an additional $150 million to $200 million during the fourth quarter of 2014. Refer to Note 3, "ACQUISITIONS" for additional information. We acquired the remaining equity in the following entities during the first nine months of 2014.

•	On August 4, 2014, we acquired the remaining 50 percent interest in Cummins Eastern Canada LP (Eastern Canada) from the former distributor principal for $62 million.

•	On May 5, 2014, we acquired the remaining 30 percent interest in Cummins Power Systems LLC (Power Systems) from the former distributor principal for $14 million.

•	On March 31, 2014, we acquired the remaining 50 percent interest in Cummins Southern Plains LLC (Southern Plains) from the former distributor principal for $92 million.

•	On February 14, 2014, we acquired the remaining 62.2 percent interest in Cummins Mid-South LLC (Mid-South) from the former distributor principal for $118 million.
We repurchased $605 million of stock under the 2012 Board of Directors authorized plan during the first nine months of 2014. In July 2014, our Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon the completion of the 2012 repurchase plan.
Our debt to capital ratio (total capital defined as debt plus equity) at September 28, 2014, was 17.3 percent, compared to 18.1 percent at December 31, 2013.  As of the date of filing this Quarterly Report on Form 10-Q, we had an 'A+' credit rating with a 'Stable' outlook from Standard & Poor’s Rating Services, an 'A' credit rating with a 'Stable' outlook from Fitch Ratings and an 'A3' credit rating with a 'Stable' outlook from Moody’s Investors Service, Inc. In addition to the $2.4 billion in cash and marketable securities on hand, we also have access to our credit facilities, if necessary, to meet currently anticipated investment and funding needs.
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
We expect our effective tax rate for the full year of 2014 to approximate 29.5 percent, excluding any one-time tax items.

OUTLOOK

Near-Term
In the third quarter of 2014, demand remained strong in several end markets in North America compared to the same period in the prior year, led by strong North American on-highway demand. Demand remained weak in many international markets due to lower on-highway demand.
We currently expect the following positive trends for the remainder of 2014:

•	Market share gains in the North American medium-duty truck and bus markets should continue to positively impact sales in both the Engine and Components segments.

•	Demand in the North American heavy-duty truck market is expected to remain strong.

•
We will acquire three additional North American distributors in Q4 which will increase our Distribution segment revenues and EBIT dollars, however, will be dilutive to Distribution EBIT as a percentage of sales.

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
Long-Term
We believe that, over the longer term, there will be economic improvements in most of our current markets and that our opportunities for long-term profitable growth will continue as the result of the following four macroeconomic trends that should benefit our businesses:

•	tightening emissions controls across the world;

•	infrastructure needs in emerging markets;

•	energy availability and cost issues; and

•	globalization of industries like ours.

RESULTS OF OPERATIONS

		Three months ended		Favorable/		Nine months ended		Favorable/
		September 28, 2014	September 29, 2013	(Unfavorable)		September 28, 2014	September 29, 2013	(Unfavorable)
In millions (except per share amounts)				Amount	Percent			Amount	Percent
NET SALES		$4,890	$4,266	$624	15%	$14,131	$12,713	$1,418	11%
Cost of sales	(1)	3,606	3,185	(421)	(13)%	10,543	9,570	(973)	(10)%
GROSS MARGIN		1,284	1,081	203	19%	3,588	3,143	445	14%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	(1)	529	464	(65)	(14)%	1,527	1,344	(183)	(14)%
Research, development and engineering expenses		198	173	(25)	(14)%	567	532	(35)	(7)%
Equity, royalty and interest income from investees		99	91	8	9%	294	281	13	5%
Other operating income (expense), net		3	(11)	14	NM	(4)	—	(4)	NM
OPERATING INCOME		659	524	135	26%	1,784	1,548	236	15%
Interest income		6	6	—	—%	17	21	(4)	(19)%
Interest expense		15	8	(7)	(88)%	47	22	(25)	NM
Other income (expense), net		19	6	13	NM	68	25	43	NM
INCOME BEFORE INCOME TAXES		669	528	141	27%	1,822	1,572	250	16%
Income tax expense		230	154	(76)	(49)%	553	445	(108)	(24)%
CONSOLIDATED NET INCOME		439	374	65	17%	1,269	1,127	142	13%
Less: Net income attributable to noncontrolling interests		16	19	3	16%	62	76	14	18%
NET INCOME ATTRIBUTABLE TO CUMMINS INC.		$423	$355	$68	19%	$1,207	$1,051	$156	15%
Diluted earnings per common share attributable to Cummins Inc.		$2.32	$1.90	$0.42	22%	$6.58	$5.60	$0.98	18%
(1) Certain amounts for "Cost of sales" and "Selling, general and administrative expenses" for 2014 and 2013 were revised to conform to the current classifications. See Note 2, “BASIS OF PRESENTATION,” to the Condensed Consolidated Financial Statements for further information.

	Three months ended		Favorable/ (Unfavorable)	Nine months ended		Favorable/ (Unfavorable)
	September 28, 2014	September 29, 2013		September 28, 2014	September 29, 2013
Percent of sales			Percentage Points			Percentage Points
Gross margin	26.3%	25.3%	1.0	25.4%	24.7%	0.7
Selling, general and administrative expenses	10.8%	10.9%	0.1	10.8%	10.6%	(0.2)
Research, development and engineering expenses	4.0%	4.1%	0.1	4.0%	4.2%	0.2

Net Sales
Net sales for the three months ended September 28, 2014, increased versus the comparable period in 2013, primarily due to higher North American on-highway demand and the impact from the acquisitions of the partially-owned North American distributors since June 30, 2013. The primary drivers by segment were as follows:

•	Distribution segment sales increased by 37 percent primarily due to the acquisitions of North American distributors.

•	Engine segment sales increased by 13 percent due to higher demand in the North American on-highway markets and increased demand in certain industrial markets.

•	Components segment sales increased by 20 percent primarily due to higher demand in the North American on-highway markets and increased demand in Europe and China.

•	Power Generation segment sales increased by 6 percent mainly due to higher volumes within the power systems and the power products businesses.

Net sales for the nine months ended September 28, 2014, increased versus the comparable period in 2013, primarily due to higher North American on-highway demand and the impact from the acquisitions of the partially-owned North American distributors since December 31, 2012. The primary drivers by segment were as follows:

•	Distribution segment sales increased by 30 percent primarily due to the acquisitions of North American distributors.

•	Engine segment sales increased by 9 percent due to higher demand in the North American on-highway markets.

•	Components segment sales increased by 18 percent primarily due to higher demand in on-highway markets in North America, Europe and China.
These increases were partially offset by the following:

•	Power Generation segment sales decreased by 6 percent mainly due to lower volumes within the power systems and the power products businesses.

•	Foreign currency fluctuations unfavorably impacted sales.
A more detailed discussion of sales by segment is presented in the “OPERATING SEGMENT RESULTS” section.
Sales to international markets, based on location of customers, for the three and nine months ended September 28, 2014, were 44 percent and 44 percent, respectively, of total net sales compared with 46 percent and 48 percent of total net sales, respectively, for the comparable periods in 2013. A more detailed discussion of sales by segment is presented in the “OPERATING SEGMENT RESULTS” section.

Gross Margin
Gross margin increased for the three months ended September 28, 2014, versus the comparable period in 2013, and increased as a percentage of sales by 1.0 percentage point as higher volumes, favorable mix, lower material and commodity costs and improved Distribution segment sales related to the consolidation of partially-owned North American distributors since June 30, 2013, were partially offset by higher warranty costs and unfavorable foreign currency fluctuations.  Gross margin increased for the nine months ended September 28, 2014, versus the comparable period in 2013, and increased as a percentage of sales by 0.7 percentage points as higher volumes, lower material and commodity costs, favorable mix and improved Distribution segment sales related to the consolidation of partially-owned North American distributors since December 31, 2012, were partially offset by unfavorable foreign currency fluctuations.
The provision for base warranties issued as a percent of sales for the three and nine months ended September 28, 2014, were 1.9 percent and 2.0 percent, respectively, compared to 2.0 percent and 2.2 percent for the comparable periods in 2013. A more detailed discussion of margin by segment is presented in the “OPERATING SEGMENT RESULTS” section.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 28, 2014, increased versus the comparable period in 2013, primarily due to higher compensation and related expenses of $28 million and acquisition costs in our Distribution segment, partially offset by lower discretionary spending. Selling, general and administrative expenses for the nine months ended September 28, 2014, increased versus the comparable period in 2013 due to higher compensation and related expenses of $61 million, increased discretionary spending of $16 million and acquisition costs in our Distribution segment. Compensation and related expenses include salaries, fringe benefits and variable compensation.

Research, Development and Engineering Expenses

Research, development and engineering expenses for the three months ended September 28, 2014, increased versus the comparable period in 2013, primarily due to higher compensation and related expenses of $12 million and decreased expense recovery of $11 million. Research, development and engineering expenses for the nine months ended September 28, 2014, increased versus the comparable period in 2013 primarily due to higher compensation and related expenses of $25 million, partially offset by decreased consulting expenses of $7 million. Compensation and related expenses include salaries, fringe benefits and variable compensation.  Research activities continue to focus on development of new products to meet future emission standards around the world and improvements in fuel economy performance.

Equity, Royalty and Interest Income From Investees
Equity, royalty and interest income from investees increased for the three and nine months ended September 28, 2014, versus the comparable periods in 2013. The primarily drivers were as follows:

	Increase/(Decrease)
	September 28, 2014 vs. September 29, 2013
In millions	Three months ended	Nine months ended
Beijing Foton Cummins Engine Co., Ltd. (Light-duty)	$6	$10
Dongfeng Cummins Engine Company, Ltd.	2	6
Komatsu Cummins Chile, Ltda.	2	5
Beijing Foton Cummins Engine Co., Ltd. (Heavy-duty)	(1)	(4)
Chongqing Cummins Engine Company, Ltd.	(2)	(5)
North American distributors	(7)	(9)
Other equity income	5	6
Cummins share of net income	5	9
Royalty and interest income	3	4
Equity, royalty and interest income from investees	$8	$13

The overall increases for the three and nine months ended September 28, 2014, were primarily due to increased earnings at Beijing Foton Cummins Engine Co., Ltd. (Light-duty), Dongfeng Cummins Engine Company, Ltd. and Komatsu Cummins Chile, Ltda., partially offset by the consolidation of the partially-owned North American distributors since June 30, 2013, and December 31, 2012, respectively.

As we execute our plan to acquire partially-owned distributors, we expect equity earnings for our North American distributors to decrease as the earnings will be included in our consolidated results. See Note 3, “ACQUISITIONS,” to the Condensed Consolidated Financial Statements for further information.
Other Operating Income (Expense), net
Other operating income (expense) was as follows:

	Three months ended		Nine months ended
In millions	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Royalty income	$9	$5	$22	$15
Gain (loss) on write off of assets	1	(1)	(6)	(3)
Legal matters	—	(8)	(3)	(2)
Royalty expense	(1)	(2)	(6)	(3)
Amortization of intangible assets	(3)	(3)	(10)	(8)
Other, net	(3)	(2)	(1)	1
Total other operating income (expense), net	$3	$(11)	$(4)	$—
Interest Income
Interest income for the nine months ended September 28, 2014, decreased versus the comparable period in 2013, primarily due to an interest income recovery of a loan previously deemed unrecoverable in the second quarter of 2013.
Interest Expense
Interest expense for the three and nine months ended September 28, 2014, increased versus the comparable periods in 2013 as a result of the $1 billion debt issuance in September 2013.

Other Income (Expense), net
Other income (expense) was as follows:

	Three months ended		Nine months ended
In millions	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Gain on fair value adjustment for consolidated investees(1)	$18	$—	$38	$12
Gain (loss) on marketable securities, net	1	1	14	12
Dividend income	1	1	2	4
Foreign currency gains (losses), net	1	(6)	(2)	(21)
Change in cash surrender value of corporate owned life insurance	(2)	7	16	5
Bank charges	(3)	(3)	(8)	(8)
Other, net	3	6	8	21
Total other income (expense), net	$19	$6	$68	$25
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

The effective tax rates for the three and nine month periods ended September 28, 2014, were 34.4 percent and 30.4 percent, respectively. The tax rate for the three months ended September 28, 2014, included a $19 million discrete tax expense to reflect the reduction in value of state tax credits as a result of a favorable state tax rate change that will lower future taxes. Additionally, the tax rate for the nine month period included a second quarter $2 million discrete tax benefit for the release of reserves for uncertain tax positions related to multiple state audit settlements, a first quarter $12 million discrete tax expense attributable primarily to state deferred tax adjustments, as well as a first quarter $6 million discrete net tax benefit resulting from a $70 million dividend paid from China earnings generated prior to 2012.

Our effective tax rates for the three and nine month periods ended September 29, 2013, were 29.2 percent and 28.3 percent, respectively. These tax rates include a $7 million discrete net tax expense for the third quarter tax adjustments: $4 million expense attributable to prior year tax return true-up adjustments, $1 million benefit related to release of prior year tax reserves and a discrete tax charge for $4 million related to a third quarter enactment of U.K. tax law changes. In addition, the nine month tax rate includes a discrete tax benefit in the first quarter of 2013 of $28 million attributable to the reinstatement of the research credit back to 2012, as well as a discrete tax expense in the first quarter of 2013 of $17 million, which primarily relates to the write-off of a deferred tax asset deemed unrecoverable.

The increase in the three month effective tax rate from 2013 to 2014 is primarily due to unfavorable changes in the jurisdictional mix of pre-tax income and the 2014 unfavorable discrete tax items.

We anticipate that we may resolve tax matters related primarily to certain tax credits presently under examination in U.S. federal and state tax jurisdictions. As of September 28, 2014, we estimate that it is reasonably possible that unrecognized tax benefits may decrease in an amount ranging from $0 to $75 million in the next 12 months due to the resolution of these issues. We do not expect this resolution to have a material impact on our results of operations.
Noncontrolling Interests
Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities. Noncontrolling interests in income of consolidated subsidiaries decreased due to the acquisition of the remaining interest in previously consolidated North American distributors and by lower earnings at Cummins India Ltd.

Net Income Attributable to Cummins Inc. and Diluted Earnings Per Share Attributable to Cummins Inc.
Net income and diluted earnings per share attributable to Cummins for the three months ended September 28, 2014, increased versus the comparable period in 2013, primarily due to higher gross margin, mainly driven by improved volumes, favorable mix, lower material and commodity costs and improved Distribution segment sales related to the consolidation of partially-owned North American distributors since June 30, 2013. These increases were partially offset by higher selling, general and administrative expenses and a higher effective tax rate for the three months ended September 28, 2014. Diluted earnings per share for the three months ended September 28, 2014, benefited $0.01 from lower shares outstanding due to 2014 purchases under the stock repurchase program.

Net income and diluted earnings per share attributable to Cummins for the nine months ended September 28, 2014, increased versus the comparable period in 2013, primarily due to higher gross margin, mainly driven by improved volumes, lower material and commodity costs, favorable mix and improved Distribution segment sales related to the consolidation of partially-owned North American distributors since December 31, 2012 and higher other income. These increases were partially offset by higher selling, general and administrative expenses and unfavorable foreign currency fluctuations. Diluted earnings per share for the nine months ended September 28, 2014, benefited $0.10 from lower shares outstanding, primarily due to purchases under the stock repurchase program.

OPERATING SEGMENT RESULTS

Our reportable operating segments consist of the following: Engine, Components, Power Generation and Distribution. This reporting structure is organized according to the products and markets each segment serves. We use segment EBIT as the primary basis for the chief operating decision-maker to evaluate the performance of each operating segment.

Following is a discussion of results for each of our operating segments.

Engine Segment Results

Financial data for the Engine segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 28,	September 29,	(Unfavorable)		September 28,	September 29,	(Unfavorable)
In millions	2014	2013	Amount	Percent	2014	2013	Amount	Percent
External sales	$2,181	$2,045	$136	7%	$6,449	$6,139	$310	5%
Intersegment sales	635	447	188	42%	1,674	1,312	362	28%
Total sales	2,816	2,492	324	13%	8,123	7,451	672	9%
Depreciation and amortization	50	53	3	6%	153	156	3	2%
Research, development and engineering expenses	114	103	(11)	(11)%	335	310	(25)	(8)%
Equity, royalty and interest income from investees	40	31	9	29%	117	106	11	10%
Interest income	3	4	(1)	(25)%	9	13	(4)	(31)%
Segment EBIT	330	272	58	21%	910	806	104	13%

			Percentage Points				Percentage Points
Segment EBIT as a percentage of total sales	11.7%	10.9%		0.8	11.2%	10.8%		0.4

Engine segment net sales by market were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 28,	September 29,	(Unfavorable)		September 28,	September 29,	(Unfavorable)
In millions	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Heavy-duty truck	$823	$690	$133	19%	$2,341	$2,067	$274	13%
Medium-duty truck and bus	631	570	61	11%	1,878	1,613	265	16%
Light-duty automotive and RV	354	330	24	7%	1,051	935	116	12%
Total on-highway	1,808	1,590	218	14%	5,270	4,615	655	14%
Industrial	788	709	79	11%	2,245	2,185	60	3%
Stationary power	220	193	27	14%	608	651	(43)	(7)%
Total sales	$2,816	$2,492	$324	13%	$8,123	$7,451	$672	9%
 Unit shipments by engine classification (including unit shipments to Power Generation) were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 28,	September 29,	(Unfavorable)		September 28,	September 29,	(Unfavorable)
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Midrange	117,700	113,800	3,900	3%	355,300	330,300	25,000	8%
Heavy-duty	32,300	26,500	5,800	22%	91,400	79,700	11,700	15%
High-horsepower	3,900	3,500	400	11%	11,200	11,300	(100)	(1)%
Total unit shipments	153,900	143,800	10,100	7%	457,900	421,300	36,600	9%

Sales

Engine segment sales for the three months ended September 28, 2014, increased versus the comparable period in 2013.  The following were the primary drivers by market:

•	Heavy-duty truck engine sales increased due to improved demand in the North American heavy-duty truck market with increased engine shipments of 36 percent.

•
Industrial sales increased primarily due to higher global demand in commercial marine markets with increased engine shipments of 8 percent and improved demand in North American and European construction markets as the result of pre-buy activity ahead of new 2015 emission requirements.

•	Medium-duty truck and bus sales increased due to higher demand in the North American medium-duty truck and bus markets primarily due to market share gains.
Total on-highway-related sales for the three months ended September 28, 2014, were 64 percent of total engine segment sales, compared to 64 percent for the comparable period in 2013.
Engine segment sales for the nine months ended September 28, 2014, increased versus the comparable period in 2013. The following were the primary drivers by market:

•	Heavy-duty truck sales increased due to improved demand in the North American heavy-duty truck market with increased engine shipments of 27 percent.

•	Medium-duty truck and bus sales increased primarily due to market share gains in the North American medium-duty truck and bus markets, partially offset by weaker international demand.

•	Light-duty automotive and RV sales increased primarily due to the 10 percent increase in units shipped to Chrysler.

The increases above were partially offset by the following:

•	Stationary power engine sales decreased due to lower demand in power generation markets.

•	Foreign currency fluctuations unfavorably impacted sales.

Total on-highway-related sales for the nine months ended September 28, 2014, were 65 percent of total engine segment sales, compared to 62 percent for the comparable period in 2013.

Segment EBIT

Engine segment EBIT for the three months ended September 28, 2014, increased versus the comparable period in 2013 primarily due to higher gross margin and higher equity, royalty and interest income from investees, partially offset by higher research, development and engineering expenses and higher selling, general and administrative expenses. Engine segment EBIT for the nine months ended September 28, 2014, increased versus the comparable period in 2013 primarily due to higher gross margin and higher equity, royalty and interest income from investees, partially offset by higher selling, general and administrative expenses and higher research, development and engineering expenses. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Nine months ended
	September 28, 2014 vs. September 29, 2013			September 28, 2014 vs. September 29, 2013
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of total sales	Amount	Percent	Percentage point change as a percent of total sales
Gross margin	$66	12%	(0.2)	$167	11%	0.3
Selling, general and administrative expenses	(10)	(5)%	0.6	(43)	(7)%	0.1
Research, development and engineering expenses	(11)	(11)%	0.1	(25)	(8)%	0.1
Equity, royalty and interest income from investees	9	29%	0.2	11	10%	—

The increase in gross margin for the three months ended September 28, 2014, versus the comparable period in 2013, was primarily due to higher volumes, favorable mix and improved pricing, partially offset by increased warranty costs.  The increase in selling, general and administrative expenses was primarily due to increased headcount and higher variable compensation expenses. The increase in research, development and engineering expenses was primarily due to lower expense recovery and increased investments to support new product initiatives. The increase in equity, royalty and interest income from investees was primarily due to increased earnings at Beijing Foton Cummins Engine Co., Ltd. (Light-duty). The increase in gross margin for the nine months ended September 28, 2014, versus the comparable period in 2013, was primarily due to higher volumes, favorable mix and improved pricing, partially offset by increased warranty costs and higher managed expenses. The increase in selling, general and administrative expenses was primarily due to increased headcount and higher variable compensation expense. The increase in research, development and engineering expenses was primarily due to lower expense recovery and increased investment to support new product initiatives.

Components Segment Results
Financial data for the Components segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 28,	September 29,	(Unfavorable)		September 28,	September 29,	(Unfavorable)
In millions	2014	2013	Amount	Percent	2014	2013	Amount	Percent
External sales	$946	$784	$162	21%	$2,821	$2,292	$529	23%
Intersegment sales	341	288	53	18%	976	915	61	7%
Total sales	1,287	1,072	215	20%	3,797	3,207	590	18%
Depreciation and amortization	27	24	(3)	(13)%	79	71	(8)	(11)%
Research, development and engineering expenses	64	51	(13)	(25)%	170	165	(5)	(3)%
Equity, royalty and interest income from investees	9	5	4	80%	27	21	6	29%
Interest income	1	1	—	—%	3	2	1	50%
Segment EBIT	172	132	40	30%	524	387	137	35%

			Percentage Points				Percentage Points
Segment EBIT as a percentage of total sales	13.4%	12.3%		1.1	13.8%	12.1%		1.7

Sales for our Components segment by business were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 28,	September 29,	(Unfavorable)		September 28,	September 29,	(Unfavorable)
In millions	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Emission solutions	$598	$458	$140	31%	$1,723	$1,302	$421	32%
Turbo technologies	297	263	34	13%	917	823	94	11%
Filtration	268	248	20	8%	808	774	34	4%
Fuel systems	124	103	21	20%	349	308	41	13%
Total sales	$1,287	$1,072	$215	20%	$3,797	$3,207	$590	18%
 Sales

Components segment sales for the three months ended September 28, 2014, increased versus the comparable period in 2013 in all lines of businesses and across most markets. The following were the primary drivers by business:

•
Emission solutions business sales increased primarily due to improved demand in the North American on-highway markets and increased demand for our products in Europe and China to meet new emission requirements. The increases were partially offset by lower demand in Brazil.

•	Turbo technologies business sales increased as a result of improved on-highway demand in North America.

•	Fuel systems business sales increased due to improved demand in North America and China markets.

Components segment sales for the nine months ended September 28, 2014, increased versus the comparable period in 2013 in all lines of business and across most markets. The following were the primary drivers by business:

•
Emission solutions business sales increased primarily due to improved demand in the North American on-highway markets and increased demand for our products in Europe and China to meet new emission requirements. The increases were partially offset by lower demand in Brazil.

•	Turbo technologies business sales increased as a result of improved on-highway demand in North America and Europe.

Segment EBIT
Components segment EBIT for the three and nine months ended September 28, 2014, increased versus the comparable periods in 2013, primarily due to higher gross margin and higher equity, royalty and interest income from investees, partially offset by higher selling, general and administrative expenses and higher research, development and engineering expenses. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Nine months ended
	September 28, 2014 vs. September 29, 2013			September 28, 2014 vs. September 29, 2013
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of total sales	Amount	Percent	Percentage point change as a percent of total sales
Gross margin	$57	23%	0.6	$158	22%	0.6
Selling, general and administrative expenses	(12)	(17)%	0.1	(34)	(17)%	0.1
Research, development and engineering expenses	(13)	(25)%	(0.2)	(5)	(3)%	0.6
Equity, royalty and interest income from investees	4	80%	0.2	6	29%	—

The increase in gross margin for the three and nine months ended September 28, 2014, versus the comparable periods in 2013, was primarily due to higher volumes, mainly in the emission solutions and turbo technologies businesses and lower material and commodity costs, partially offset by unfavorable pricing and increased product coverage costs. The increase in selling, general and administrative expenses was primarily due to increased headcount and higher consulting expenses. The increase in research, development and engineering expenses for the three months ended September 28, 2014, was primarily due to increased headcount, decreased expense recovery and increased discretionary spending. The increase in research, development and engineering expenses for the nine months ended September 28, 2014, was primarily due to increased headcount and increased discretionary spending, partially offset by increased expense recovery.

Power Generation Segment Results
Financial data for the Power Generation segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 28,	September 29,	(Unfavorable)		September 28,	September 29,	(Unfavorable)
In millions	2014	2013	Amount	Percent	2014	2013	Amount	Percent
External sales	$481	$499	$(18)	(4)%	$1,408	$1,621	$(213)	(13)%
Intersegment sales	273	213	60	28%	728	651	77	12%
Total sales	754	712	42	6%	2,136	2,272	(136)	(6)%
Depreciation and amortization	13	13	—	—%	38	37	(1)	(3)%
Research, development and engineering expenses	18	18	—	—%	55	53	(2)	(4)%
Equity, royalty and interest income from investees	13	13	—	—%	30	30	—	—%
Interest income	1	1	—	—%	3	5	(2)	(40)%
Segment EBIT	60	45	15	33%	146	172	(26)	(15)%

			Percentage Points				Percentage Points
Segment EBIT as a percentage of total sales	8.0%	6.3%		1.7	6.8%	7.6%		(0.8)

Sales for our Power Generation segment by business were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 28,	September 29,	(Unfavorable)		September 28,	September 29,	(Unfavorable)
In millions	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Power products	$439	$421	$18	4%	$1,257	$1,304	$(47)	(4)%
Power systems	159	122	37	30%	437	488	(51)	(10)%
Alternators	115	126	(11)	(9)%	346	377	(31)	(8)%
Power solutions	41	43	(2)	(5)%	96	103	(7)	(7)%
Total sales	$754	$712	$42	6%	$2,136	$2,272	$(136)	(6)%

Sales
Power Generation segment sales for the three months ended September 28, 2014, increased versus the comparable period in 2013. The following were the primary drivers by business:

•	Power systems sales increased primarily due to increased demand in North America and Asia, partially offset by lower demand in China.

•	Power products sales increased primarily due to increased demand in China, Asia and Africa, partially offset by lower demand in North America and Russia.
The increases above were partially offset by decreased alternator sales primarily due to lower demand in Western Europe, Asia and Brazil, partially offset by higher demand in China and the U.K.
Power Generation segment sales for the nine months ended September 28, 2014, decreased versus the comparable period in 2013 in all lines of businesses and across most markets primarily due to lower industrial activity. The following were the primary drivers by business:

•	Power systems sales decreased primarily due to reduced demand in North America, China and Western Europe.

•
Power products sales decreased primarily due to lower demand in North America driven by declining military sales and lower demand in India, Mexico and the Middle East, partially offset by increases in China, Africa and Western Europe.

The increases above were partially offset by decreased alternator sales primarily due to lower demand in Western Europe, India and Asia, partially offset by higher demand in China and the U.K.

Segment EBIT
Power Generation segment EBIT for the three months ended September 28, 2014, increased versus the comparable period in 2013 primarily due to higher gross margin and the impact of the $8 million legal settlement in the third quarter of 2013, partially offset by higher selling, general and administrative expenses. Power Generation segment EBIT for the nine months ended September 28, 2014, decreased versus the comparable period in 2013 primarily due to lower gross margin and higher selling, general and administrative expenses, partially offset by the impact of the $8 million legal settlement in the third quarter of 2013. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Nine months ended
	September 28, 2014 vs. September 29, 2013			September 28, 2014 vs. September 29, 2013
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of total sales	Amount	Percent	Percentage point change as a percent of total sales
Gross margin	$11	8%	0.5	$(14)	(3)%	0.5
Selling, general and administrative expenses	(3)	(4)%	0.2	(11)	(5)%	(1.1)
Research, development and engineering expenses	—	—%	0.1	(2)	(4)%	(0.3)

The increase in gross margin for the three months ended September 28, 2014, versus the comparable period in 2013, was primarily due to higher volumes and lower warranty expenses, partially offset by unfavorable foreign currency fluctuations. The increase in selling, general and administrative expenses was primarily due to increased compensation expenses. The decrease in gross margin for the nine months ended September 28, 2014, versus the comparable period in 2013, was primarily due to lower volumes and unfavorable foreign currency fluctuations, partially offset by favorable product mix. The increase in selling, general and administrative expenses was primarily due to higher compensation expenses.

Power Generation management is considering certain actions to reduce its future cost structure. Such actions could result in one time charges and decisions could be reached with charges being incurred as early as the fourth quarter of 2014. The total cost of actions being considered could range from $15 million to $40 million.

Distribution Segment Results

Financial data for the Distribution segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 28,	September 29,	(Unfavorable)		September 28,	September 29,	(Unfavorable)
In millions	2014	2013	Amount	Percent	2014	2013	Amount	Percent
External sales	$1,282	$938	$344	37%	$3,453	$2,661	$792	30%
Intersegment sales	10	6	4	67%	27	15	12	80%
Total sales	1,292	944	348	37%	3,480	2,676	804	30%
Depreciation and amortization	22	15	(7)	(47)%	58	40	(18)	(45)%
Research, development and engineering expenses	2	1	(1)	(100)%	7	4	(3)	(75)%
Equity, royalty and interest income from investees	37	42	(5)	(12)%	120	124	(4)	(3)%
Interest income	1	—	1	NM	2	1	1	100%
Segment EBIT (1)	131	86	45	52%	333	281	52	19%

			Percentage Points				Percentage Points
Segment EBIT as a percentage of total sales(2)	10.1%	9.1%		1.0	9.6%	10.5%		(0.9)
_______________________________________________________________________
(1) Segment EBIT for the three and nine months ended September 28, 2014, included an $18 million gain and gains of $38 million, respectively, and segment EBIT for the nine months ended September 29, 2013, included a $12 million gain on the fair value adjustments resulting from the acquisitions of controlling interests in North American distributors. See Note 3, “ACQUISITIONS,” to the Condensed Consolidated Financial Statements for further information.
(2) North American distributor acquisitions will increase distribution segment EBIT, however it will be dilutive to EBIT as a percentage of sales.

Sales for our Distribution segment by region were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 28,	September 29,	(Unfavorable)		September 28,	September 29,	(Unfavorable)
In millions	2014	2013	Amount	Percent	2014	2013	Amount	Percent
North & Central America	$678	$395	$283	72%	$1,763	$1,028	$735	71%
Europe and Middle East	212	185	27	15%	582	542	40	7%
NE/SE Asia / South Pacific	201	174	27	16%	564	548	16	3%
China	78	77	1	1%	213	220	(7)	(3)%
Africa	44	33	11	33%	131	99	32	32%
India	40	40	—	—%	114	127	(13)	(10)%
South America	39	40	(1)	(3)%	113	112	1	1%
Total sales	$1,292	$944	$348	37%	$3,480	$2,676	$804	30%
Sales for our Distribution segment by product were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 28,	September 29,	(Unfavorable)		September 28,	September 29,	(Unfavorable)
In millions	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Parts and filtration	$491	$377	$114	30%	$1,334	$1,068	$266	25%
Power generation	279	234	45	19%	750	638	112	18%
Engines	270	170	100	59%	693	505	188	37%
Service	252	163	89	55%	703	465	238	51%
Total sales	$1,292	$944	$348	37%	$3,480	$2,676	$804	30%

Sales
Distribution segment sales for the three months ended September 28, 2014, increased versus the comparable period in 2013 primarily due to $253 million of segment sales related to the consolidation of partially-owned North American distributors since June 30, 2013, $19 million of segment sales related to the acquisition of international distributors and $73 million of organic sales growth primarily in North America, Asia Pacific, Europe and Middle East.

Distribution segment sales for the nine months ended September 28, 2014, increased versus the comparable period in 2013, primarily due to $662 million of segment sales related to the consolidation of partially-owned North American distributors since December 31, 2012, $39 million of segment sales related to the acquisition of international distributors and $171 million of organic sales growth primarily in North America, Europe and Middle East and Africa. These increases were partially offset by unfavorable foreign currency fluctuations and decreased demand in India and China.

Segment EBIT
Distribution segment EBIT for the three months ended September 28, 2014, increased versus the comparable period in 2013 primarily due to acquisitions of North American distributors. The consolidation of North American distributors increased gross margin and selling, general and administrative expenses, but contributed to a decrease in equity, royalty and interest income from investees. We expect a reduction in equity, royalty and interest income from investees to continue as a result of these acquisitions. The acquisition of Eastern Canada resulted in an $18 million gain for the three months ended September 28, 2014, related to the remeasurement of our pre-existing ownership interests in accordance with GAAP, which was partially offset by $7 million and $5 million of amortization of intangibles related to acquisitions for the three months ended September 28, 2014 and September 29, 2013, respectively. EBIT as a percentage of sales for the three months ended September 28, 2014, was 10.1 percent compared to 9.1 percent for the comparable period in 2013.

Distribution segment EBIT for the nine months ended September 28, 2014, increased versus the comparable period in 2013 primarily due to acquisitions of North American distributors, partially offset by unfavorable foreign currency fluctuations and higher selling, general and administrative expenses. The acquisitions resulted in gains of $38 million and $12 million for the nine months ended September 28, 2014 and September 29, 2013, respectively, related to the remeasurement of our pre-existing ownership interests in accordance with GAAP, which were partially offset by $19 million and $12 million of amortization of intangibles related to acquisitions for the nine months ended September 28, 2014 and September 29, 2013, respectively. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Nine months ended
	September 28, 2014 vs. September 29, 2013			September 28, 2014 vs. September 29, 2013
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of total sales	Amount	Percent	Percentage point change as a percent of total sales
Gross margin	$68	43%	0.8	$129	27%	(0.4)
Selling, general and administrative expenses	(40)	(36)%	0.1	(95)	(29)%	0.1
Equity, royalty and interest income from investees	(5)	(12)%	(1.5)	(4)	(3)%	(1.2)

Reconciliation of Segment EBIT to Income Before Income Taxes

The table below reconciles the segment information to the corresponding amounts in the Condensed Consolidated Statements of Income:

	Three months ended		Nine months ended
In millions	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Total segment EBIT	$693	$535	$1,913	$1,646
Non-segment EBIT (1)	(9)	1	(44)	(52)
Total EBIT	684	536	1,869	1,594
Less: Interest expense	15	8	47	22
Income before income taxes	$669	$528	$1,822	$1,572
_______________________________________________________________________
(1) Includes intersegment sales and profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses for the three and nine months ended September 28, 2014 and September 29, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Management’s Assessment of Liquidity

Our financial condition and liquidity remain strong.  Our solid balance sheet and credit ratings enable ready access to credit and the capital markets.

We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities. We generate significant ongoing cash flow, which has been used, in part, to fund repurchases of common stock, capital expenditures, dividends on our common stock and acquisitions. Cash provided by operations is our principal source of liquidity. As of September 28, 2014, other sources of liquidity include:

•	cash and cash equivalents of $2.3 billion, of which approximately 36 percent is located in the U.S. and 64 percent is located primarily in the U.K., China, Singapore, Belgium and India,

•	revolving credit facility with $1.7 billion available, net of letters of credit,

•	international and other domestic credit facilities with $271 million available and

•
marketable securities of $53 million, of which 47 percent is located in India, 42 percent is located in the U.S., 6 percent is located in Argentina and 5 percent is located in Brazil and the majority of which could be liquidated into cash within a few days.

Our $1.7 billion revolving credit facility expires on November 9, 2017.  We expect to successfully negotiate an extension of our revolver agreement to 2018 at substantially similar terms in the fourth quarter.

We have a current shelf registration filed with the Securities and Exchange Commission under which we may offer, from time to time, debt securities, common stock, preferred and preference stock, depositary shares, warrants, stock purchase contracts and stock purchase units.

We believe our liquidity provides us with the financial flexibility needed to fund working capital, common stock repurchases, capital expenditures, dividend payments, acquisitions of our North American distributors, projected pension obligations and debt service obligations. We continue to generate cash from operations in the U.S. and maintain access to $1.7 billion of our revolver as noted above.

A significant portion of our cash flows is generated outside the U.S. As of September 28, 2014, the total of cash, cash equivalents and marketable securities held by foreign subsidiaries was $1.5 billion, the majority of which was located in the U.K., China, Singapore, Belgium and India . The geographic location of our cash and marketable securities aligns well with our business growth strategy. We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. As a result, we do not anticipate any local liquidity restrictions to preclude us from funding our targeted expansion or operating needs with local resources.

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
The maturity schedule of our existing long-term debt does not require significant cash outflows in the intermediate term. Required annual principal payments range from $12 million to $32 million over the next five years.

Working Capital Summary

We fund our working capital with cash from operations and short-term borrowings when necessary.  Various assets and liabilities, including short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs.  As a result, working capital is a prime focus of management attention.

			Change since December 31, 2013
In millions	September 28, 2014	December 31, 2013	Amount	Percent
Cash and cash equivalents	$2,328	$2,699	$(371)	(14)%
Marketable securities	53	150	(97)	(65)%
Accounts and notes receivable, net	3,059	2,649	410	15%
Inventories	2,833	2,381	452	19%
Prepaid expenses and other current assets	795	760	35	5%
Current assets	9,068	8,639	429	5%

Current maturity of long-term debt, accounts and loans payable	2,035	1,625	410	25%
Current portion of accrued product warranty	351	360	(9)	(3)%
Accrued compensation, benefits and retirement costs	507	433	74	17%
Taxes payable (including taxes on income)	134	99	35	35%
Other accrued expenses	1,011	851	160	19%
Current liabilities	4,038	3,368	670	20%

Working capital	$5,030	$5,271
Current ratio	2.25	2.57
Days’ sales in receivables	55	54
Inventory turnover	5.2	5.4

Current assets increased 5 percent compared to December 31, 2013, primarily due to increases in inventories and accounts and notes receivable, partially offset by a decrease in cash and cash equivalents, in large part due to $605 million of share repurchases in the first nine months of 2014.
Current liabilities increased 20 percent compared to December 31, 2013, primarily due to increases in accounts payable trade and other accrued expenses.
Days’ sales in receivables increased one day versus December 31, 2013.  The increase was primarily due to a higher accounts receivable balance as the result of the acquisitions of North American distributors.
Inventory turnover decreased 0.2 turns versus December 31, 2013.  The decrease was due to inventory acquired ($185 million) as part of the acquisitions in the first nine months of 2014, certain businesses restocking from lower inventory levels in December and some businesses increasing inventory for anticipated demand improvements in the remainder of 2014.

Cash Flows

Cash and cash equivalents decreased $371 million during the nine months ended September 28, 2014, compared to a $1,130 million increase in cash and cash equivalents during the comparable period in 2013.  Cash and cash equivalents were impacted as follows:

Operating Activities

	Nine months ended
In millions	September 28, 2014	September 29, 2013	Change
Consolidated net income	$1,269	$1,127	$142
Depreciation and amortization	330	305	25
Gain on fair value adjustment for consolidated investees	(38)	(12)	(26)
Deferred income taxes	(37)	78	(115)
Equity in income of investees, net of dividends	(103)	(98)	(5)
Pension contributions in excess of expense	(154)	(96)	(58)
Other post-retirement benefits payments in excess of expense	(22)	(20)	(2)
Stock-based compensation expense	27	29	(2)
Excess tax benefits on stock-based awards	(5)	(13)	8
Translation and hedging activities	(19)	26	(45)
Changes in current assets and liabilities, net of acquisitions
Accounts and notes receivable	(236)	(216)	(20)
Inventories	(302)	(206)	(96)
Other current assets	(6)	182	(188)
Accounts payable	316	252	64
Accrued expenses	162	(146)	308
Changes in other liabilities and deferred revenue	184	147	37
Other, net	22	(6)	28
Net cash provided by operating activities	$1,388	$1,333	$55

Net cash provided by operating activities increased for the nine months ended September 28, 2014, versus the comparable period in 2013, primarily due to higher consolidated net income and favorable working capital fluctuations, partially offset by unfavorable deferred income taxes and higher pension contributions in excess of expense. During the first nine months of 2014, the lower working capital requirements resulted in a cash outflow of $66 million compared to a cash outflow of $134 million in the comparable period in 2013.  This change of $68 million was primarily driven by an increase in accrued expenses, partially offset by an increase in other current assets in the nine months ended September 28, 2014, versus the comparable period in 2013. The increase in accrued expenses was primarily due to higher income taxes payable, while the change in other current assets was largely due to higher net tax payments of $313 million in 2014 as the result of the receipt of an income tax refund in 2013.

Pensions
The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans. In the first nine months of 2014, the investment return on our U.S. pension trust was 9.5 percent while our U.K. pension trust return was 7.4 percent. Approximately 78 percent of our pension plan assets are invested in highly liquid investments such as fixed income and equity securities.  The remaining 22 percent of our plan assets are invested in less liquid, but market valued investments, including real estate, private equity and insurance contracts. We made $197 million of pension contributions in the nine months ended September 28, 2014. We anticipate making total contributions of approximately $205 million to our pension plans in 2014, which include voluntary contributions of approximately $111 million. Expected contributions to our defined benefit pension plans in 2014 will meet or exceed the current funding requirements. Claims and premiums for other postretirement benefits are expected to approximate $46 million in 2014. These contributions and payments include payments from our funds either to increase pension plan assets or to make direct payments to plan participants.

Investing Activities

	Nine months ended
In millions	September 28, 2014	September 29, 2013	Change
Capital expenditures	$(409)	$(417)	$8
Investments in internal use software	(40)	(43)	3
Investments in and advances to equity investees	(39)	(12)	(27)
Acquisitions of businesses, net of cash acquired	(266)	(145)	(121)
Investments in marketable securities—acquisitions	(213)	(360)	147
Investments in marketable securities—liquidations	316	433	(117)
Cash flows from derivatives not designated as hedges	—	(15)	15
Other, net	11	14	(3)
Net cash used in investing activities	$(640)	$(545)	$(95)
Net cash used in investing activities increased for the nine months ended September 28, 2014, versus the comparable period in 2013, primarily due to higher cash investment for the acquisitions of businesses in 2014 and higher investments in and advances to equity investees, partially offset by lower net investments in marketable securities.
In September 2013, we announced our intention to acquire the equity that we do not already own in most of our partially-owned United States and Canadian distributors over the next three to five years. During the first nine months of 2014 we spent $324 million on these acquisitions and the related debt retirements. We plan to spend an additional $150 million to $200 million during the fourth quarter of 2014.
Capital expenditures for the nine months ended September 28, 2014, were $409 million compared to $417 million in the comparable period in 2013. Despite the challenging economies around the world, we continue to invest in new product lines and targeted capacity expansions. We plan to spend between $650 million and $750 million in 2014 as we continue with product launches, facility improvements and prepare for future emission standards. Approximately 50 percent of our capital expenditures are expected to be invested outside of the U.S. in 2014. As of September 28, 2014, we have committed to invest an additional $4 million in existing joint ventures, of which $1 million is expected to be funded in 2014.

Financing Activities

	Nine months ended
In millions	September 28, 2014	September 29, 2013	Change
Proceeds from borrowings	$39	$987	$(948)
Payments on borrowings and capital lease obligations	(72)	(62)	(10)
Net (payments) borrowings under short-term credit agreements	(41)	34	(75)
Distributions to noncontrolling interests	(52)	(53)	1
Dividend payments on common stock	(370)	(305)	(65)
Repurchases of common stock	(605)	(289)	(316)
Excess tax benefits on stock-based awards	5	13	(8)
Other, net	(3)	19	(22)
Net cash (used in) provided by financing activities	$(1,099)	$344	$(1,443)
Net cash used in financing activities increased for the nine months ended September 28, 2014, versus the comparable period in 2013, primarily due to lower proceeds from borrowings as a result of the 2013 issuance of $1 billion aggregate principal amount of senior notes and higher repurchases of common stock.
Our total debt was $1.7 billion as of September 28, 2014, compared with $1.7 billion as of December 31, 2013.  Total debt as a percent of our total capital (total capital defined as debt plus equity) was 17.3 percent at September 28, 2014, compared with 18.1 percent at December 31, 2013.
In July 2014, the Board of Directors authorized a dividend increase of approximately 25 percent from $0.625 per share to $0.78 per share on a quarterly basis.

We repurchased $605 million of stock under the 2012 Board of Directors authorized plan during the first nine months of 2014. In July 2014, our Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon the completion of the 2012 repurchase plan. In 2014, we made the following quarterly purchases under the 2012 repurchase program as indicated:

				Remaining
In millions (except per share amounts)	Shares	Average Cost	Total Cost of	Authorized
For each quarter ended	Purchased	Per Share	Repurchases	Capacity(1)
March 30	3.0	$139.70	$419	$425
June 29	0.1	148.11	11	415
September 28	1.2	139.76	175	240
Total	4.3	$139.86	$605	$240
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

Credit Ratings
A number of our contractual obligations and financing agreements, such as our revolving credit facility have restrictive covenants and/or pricing modifications that may be triggered in the event of downward revisions to our corporate credit rating.  There were no downgrades of our credit ratings in the third quarter of 2014 that have impacted these covenants or pricing modifications. In August 2014, Standard & Poor's Ratings Services raised our rating to 'A+' and confirmed our outlook as stable. In October 2014, Fitch Ratings reaffirmed our rating.
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

Credit Rating Agency	Senior L-T Debt Rating	Outlook
Standard & Poor’s Rating Services	A+	Stable
Fitch Ratings	A	Stable
Moody’s Investors Service, Inc.	A3	Stable

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

A discussion of our critical accounting estimates may be found in the “Management’s Discussion and Analysis” section of our 2013 Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.”  Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first nine months of 2014.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 28, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our net income includes significant equity, royalty and interest income from investees that we do not directly control. For 2013, we recognized $361 million of equity, royalty and interest income from investees, compared to $384 million in 2012. The majority of our equity, royalty and interest income from investees was from our nine unconsolidated North American distributors and from two of our joint ventures in China, Dongfeng Cummins Engine Company, Ltd. (DCEC) and Chongqing Cummins Engine Company, Ltd. (CCEC) at December 31, 2013. Our equity ownership interests in our unconsolidated North American distributors ranged from 37 percent to 50 percent at December 31, 2013. We have 50 percent equity ownership interests in DCEC and CCEC. As a result, although a significant percentage of our net income is derived from these unconsolidated entities, we do not unilaterally control their management or their operations, which puts a substantial portion of our net income at risk from the actions or inactions of these entities. A significant reduction in the level of contribution by these entities to our net income would likely have a material adverse effect on our results of operations.
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
We make significant sales of engines and components to a few large truck OEMs in North America. If the North American truck market suffers a significant downturn, or if one of our large truck OEM customers experienced financial distress or bankruptcy, such circumstance would likely lead to significant reductions in our revenues and earnings, commercial disputes, receivable collection issues and other negative consequences that could have a material adverse impact on our results of operations.
The discovery of any significant problems with our recently-introduced engine platforms in North America could materially adversely impact our results of operations, financial condition and cash flow.
The EPA and CARB have certified all of our 2012/2013 on-highway and off-highway engines, which utilize SCR technology to meet requisite emission levels. We introduced SCR technology into our engine platforms in 2010. The effective performance of SCR technology and the overall performance of these engine platforms impact a number of our operating segments and remain crucial to our success in North America. While these 2010 and 2013 engine platforms have performed well in the field, the discovery of any significant problems in these platforms could result in recall campaigns, increased warranty costs, reputational risk and brand risk and could materially adversely impact our results of operations, financial condition and cash flow.

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

•	managing the broadened competitive landscape, including responding to the actions taken by competitors in response to the Acquisitions;

•	coordinating geographically dispersed organizations;

•	managing the additional business risks of businesses that we have not previously directly managed and

•	managing tax costs or inefficiencies associated with integrating our operations following completion of the Acquisitions.
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
Approximately 52 percent of our net sales for 2013 and 53 percent in 2012 were attributable to customers outside the U.S. Accordingly, our business is subject to the political, economic and other risks that are inherent in operating in numerous countries. These risks include:

•	the difficulty of enforcing agreements and collecting receivables through foreign legal systems;

•	trade protection measures and import or export licensing requirements;

•	the imposition of taxes on foreign income and tax rates in certain foreign countries that exceed those in the U.S.;

•	the imposition of tariffs, exchange controls or other restrictions;

•	difficulty in staffing and managing widespread operations and the application of foreign labor regulations;

•	required compliance with a variety of foreign laws and regulations and

•	changes in general economic and political conditions in countries where we operate, particularly in emerging markets.
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
ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following information is provided pursuant to Item 703 of Regulation S-K:

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
June 30 - August 3, 2014	138,060	$144.86	138,060	62,743
August 4 - August 31, 2014	929,684	139.99	928,764	77,146
September 1 - September 28, 2014	185,830	134.99	185,230	80,636
Total	1,253,574	139.79	1,252,054
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

We repurchased $605 million of stock under the 2012 Board of Directors authorized plan during the first nine months of 2014. In July 2014, our Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon the completion of the 2012 repurchase plan.

During the three months ended September 28, 2014, we repurchased 1,520 shares from employees in connection with the Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock on an installment basis up to an established credit limit.  Loans are issued for five-year terms at a fixed interest rate established at the date of purchase and may be refinanced after its initial five-year period for an additional five-year period.  Participants must hold shares for a minimum of six months from date of purchase and after shares are sold must wait six months before another share purchase may be made.  We hold participants’ shares as security for the loans and would, in effect repurchase shares if the participant defaulted in repayment of the loan.  There is no maximum amount of shares that we may purchase under this plan.

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

Cummins Inc.
Date:	October 29, 2014

	By:	/s/ PATRICK J. WARD	By:	/s/ MARSHA L. HUNT
		Patrick J. Ward		Marsha L. Hunt
		Vice President and Chief Financial Officer		Vice President-Corporate Controller
		(Principal Financial Officer)		(Principal Accounting Officer)

CUMMINS INC.
EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10(c)	Deferred Compensation Plan, as amended (filed herewith).
10(g)	Excess Benefit Retirement Plan, as amended (filed herewith).
10(q)	Key Employee Stock Investment Plan, as amended (filed herewith).
12	Calculation of Ratio of Earnings to Fixed Charges.
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.