Form 10-K
period 2014-12-31
CUMMINS INC
filed 2015-02-17
CIK 26172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates was approximately $28.4 billion at June 29, 2014. This value includes all shares of the registrant's common stock, except for treasury shares.
As of January 30, 2015, there were 181,945,783 shares outstanding of $2.50 par value common stock.
Documents Incorporated by Reference
Portions of the registrant's definitive Proxy Statement for its 2015 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission on Schedule 14A within 120 days after the end of 2014, will be incorporated by reference in Part III of this Form 10-K to the extent indicated therein upon such filing.
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

PART I
ITEM 1.    Business
OVERVIEW
Cummins Inc. was founded in 1919 as a corporation in Columbus, Indiana, as one of the first diesel engine manufacturers. We are a global power leader that designs, manufactures, distributes and services diesel and natural gas engines and engine-related component products, including filtration, aftertreatment, turbochargers, fuel systems, controls systems, air handling systems and electric power generation systems. We sell our products to original equipment manufacturers (OEMs), distributors and other customers worldwide. We serve our customers through a network of approximately 600 company-owned and independent distributor locations and approximately 7,200 dealer locations in more than 190 countries and territories.
OPERATING SEGMENTS
We have four complementary operating segments: Engine, Distribution, Components and Power Generation. These segments share technology, customers, strategic partners, brand recognition and our distribution network in order to compete more efficiently and effectively in their respective markets. In each of our operating segments, we compete worldwide with a number of other manufacturers and distributors that produce and sell similar products. Our products compete primarily on the basis of performance, fuel economy, speed of delivery, quality, customer support and price. Financial information about our operating segments, including geographic information, is incorporated by reference from Note 19, "OPERATING SEGMENTS," to our Consolidated Financial Statements.
Engine Segment
Engine segment sales and earnings before interest and taxes (EBIT) as a percentage of consolidated results were:

	Years ended December 31,
	2014	2013	2012
Percent of consolidated net sales(1)	45%	47%	50%
Percent of consolidated EBIT(1)	48%	48%	54%
___________________________________________________________
(1) Measured before intersegment eliminations
Our Engine segment manufactures and markets a broad range of diesel and natural gas powered engines under the Cummins brand name, as well as certain customer brand names, for the heavy- and medium-duty truck, bus, recreational vehicle (RV), light-duty automotive, agricultural, construction, mining, marine, oil and gas, rail and governmental equipment markets. We offer a wide variety of engine products including:

•	Engines with a displacement range of 2.8 to 95 liters and horsepower ranging from 49 to 5,100;

•	New parts and service, as well as remanufactured parts and engines, through our extensive distribution network;

•	The newly developed 5.0 liter V8 diesel engine, which will be sold through the RV, pick-up, bus and certain medium-duty truck markets; and

•	The newly developed 95 liter QSK95 diesel engine will begin production in 2015.
Our Engine segment is organized by engine displacement size and serves these end-user markets:

•	Heavy-duty truck - We manufacture diesel engines that range from 310 to 600 horsepower serving global heavy-duty truck customers worldwide.

•
Medium-duty truck and bus - We manufacture medium-duty diesel engines ranging from 200 to 450 horsepower serving medium-duty and inter-city delivery truck customers worldwide, with key markets including North America, Latin America, Europe and Mexico. We also provide diesel and natural gas engines for school buses, transit buses and shuttle buses worldwide, with key markets including North America, Europe, Latin America and Asia.

•
Light-duty automotive and RV - We manufacture 320 to 385 horsepower diesel engines for Chrysler Group, LLC's (Chrysler) heavy-duty chassis cab and pickup trucks and 200 to 600 horsepower diesel engines for Class A motor homes (RVs), primarily in North America.

•
Industrial - We provide mid-range, heavy-duty and high-horsepower engines that range from 49 to 5,100 horsepower for a wide variety of equipment in the construction, agricultural, mining, rail, government, oil and gas, power generation and commercial and recreational marine applications throughout the world. Across these markets we have major customers in North America, Europe, Middle East, Africa, China, Korea, Japan, Latin America, India, Russia, Southeast Asia, South Pacific and Mexico.

The principal customers of our heavy- and medium-duty truck engines include truck manufacturers such as PACCAR Inc. (PACCAR), Daimler Trucks North America, Navistar International Corporation (Navistar), Ford Motor Company, MAN Latin America and Volvo. We sell our industrial engines to manufacturers of construction, agricultural and marine equipment, including Komatsu, Belaz, Hyundai, Hitachi and JLG. The principal customers of our light-duty on-highway engines are Chrysler and manufacturers of RVs.
In the markets served by our Engine segment, we compete with independent engine manufacturers as well as OEMs who manufacture engines for their own products. Our primary competitors in North America are Navistar, Daimler Trucks North America, Caterpillar Inc. (CAT), Volvo Powertrain, Ford Motor Company and Hino Power. Our primary competitors in international markets vary from country to country, with local manufacturers generally predominant in each geographic market. Other engine manufacturers in international markets include Weichai Power Co. Ltd., MAN Nutzfahrzeuge AG (MAN), Fiat Power Systems, GuangxiYuchai Group, GE Jenbacher, Tognum AG, CAT, Volvo, Yanmar Co., Ltd. and Deutz AG.
Distribution Segment
Distribution segment sales and EBIT as a percentage of consolidated results were:

	Years ended December 31,
	2014	2013	2012
Percent of consolidated net sales(1)	22%	18%	16%
Percent of consolidated EBIT(1)	19%	18%	16%
___________________________________________________________
(1) Measured before intersegment eliminations
Our Distribution segment consists of 34 company-owned and 8 joint venture distributors that service and distribute the full range of our products and services to end-users at over 400 locations in approximately 80 distribution territories. Our company-owned distributors are located in key markets, including North America, Australia, Europe, the Middle East, India, China, Africa, Russia, Japan, Brazil, Singapore and Central America, while our joint venture distributors are located in key markets, including North America, South America, China, Thailand, Singapore and Vietnam.
The Distribution segment consists of the following businesses which service and/or distribute the full range of our products and services:

•	Parts and filtration;

•	Power generation;

•	Engines; and

•	Service.
The Distribution segment is organized into seven primary geographic regions:

•	North and Central America;

•	Europe, CIS and China;

•	Asia Pacific;

•	Middle East;

•	Africa;

•	India; and

•	South America.
Asia Pacific is composed of six smaller regional distributor organizations (South Pacific, Korea, Japan, Philippines, Malaysia and Singapore) which allow us to better manage these vast geographic territories.

North and Central America are comprised of a network of wholly-owned, partially-owned and independent distributors. Internationally, our network consists of independent, partially-owned and wholly-owned distributors. Through these networks, we provide parts and service to our customers. These full-service solutions include maintenance contracts, engineering services and integrated products, where we customize our products to cater to specific needs of end-users. Our distributors also serve and develop dealers, predominantly OEM dealers, in their territories by providing new products, technical support, tools, training, parts and product information.
In addition to managing our involvement with our wholly-owned and partially-owned distributors, our Distribution segment is responsible for managing the performance and capabilities of our independent distributors. Our Distribution segment serves a highly diverse customer base with approximately 43 percent of its 2014 sales being generated from new engines and power generation equipment, compared to 44 percent in 2013, with its remaining sales generated by parts and filtration and service revenue.
Financial information about our distributors accounted for under the equity method are incorporated by reference from Note 3, "INVESTMENTS IN EQUITY INVESTEES," to our Consolidated Financial Statements.
Our distributors compete with distributors or dealers that offer similar products. In many cases, these competing distributors or dealers are owned by, or affiliated with the companies that are listed as competitors of our Engine, Components or Power Generation segments. These competitors vary by geographical location.
In September 2013, we announced our intention to acquire the equity that we do not already own in most of our partially-owned United States and Canadian distributors over the next three to five years. During 2014, we spent $460 million on these acquisitions and the related debt retirements. Refer to Note 2, "ACQUISITIONS," to our Consolidated Financial Statements for additional information.
Components Segment
Components segment sales and EBIT as a percentage of consolidated results were:

	Years ended December 31,
	2014	2013	2012
Percent of consolidated net sales(1)	21%	21%	19%
Percent of consolidated EBIT(1)	27%	24%	18%
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
Our Components segment is organized around the following businesses:

•
Emission solutions - Our emission solutions business is a global leader in designing, manufacturing and integrating aftertreatment technology and solutions for the commercial on-and off-highway medium-duty, heavy-duty and high-horsepower engine markets. Our emission solutions business develops and produces various emission solutions, including custom engineering systems and integrated controls, oxidation catalysts, particulate filters, oxides of nitrogen (NOx) reduction systems such as selective catalytic reduction and NOx adsorbers and engineered components including dosers and sensors. Our emission solutions business primarily serves markets in North America, Europe, China, Brazil, Russia and Australia and serves both OEM and engine first fit and retrofit customers.

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

•
Filtration - Our filtration business designs and manufactures filtration, coolant and chemical products. Our filtration business offers over 8,300 products including air filters, fuel filters, fuel water separators, lube filters, hydraulic filters, coolant, diesel exhaust fluid, fuel additives and other filtration systems to OEMs, dealers/distributors and end users. Our filtration business supports a wide customer base in a diverse range of markets including on-highway, off-highway, oil and gas, agriculture, construction, power generation, marine, industrial and light-duty trucks. We produce and sell globally recognized Fleetguard® branded products in over 160 countries including countries in North America, Europe, South America, Asia, Australia and Africa. Fleetguard products are available through thousands of distribution points worldwide.

•	Fuel systems - Our fuel systems business designs and manufactures new and replacement fuel systems primarily for heavy-duty on-highway diesel engine applications and also remanufactures fuel systems.
Customers of our Components segment generally include our Engine and Distribution segments, truck manufacturers and other OEMs, many of which are also customers of our Engine segment, such as PACCAR, Daimler, Navistar, Volvo, Scania, Fiat, Komatsu, Ford and other manufacturers that use our components in their product platforms.
Our Components segment competes with other manufacturers of aftertreatment systems, filtration, turbochargers and fuel systems. Our primary competitors in these markets include Robert Bosch GmbH, Donaldson Company, Inc., Clarcor Inc., Mann+Hummel Group, Honeywell International, Borg-Warner, Tenneco Inc., Eberspacher Holding GmbH & Co. KG and Denso Corporation.
On July 18, 2012, we acquired the doser technology business assets from Hilite Germany GmbH (Hilite) in a $176 million cash transaction. The acquisition was accounted for as a business combination with the majority of the purchase price being allocated to goodwill and technology and customer related intangible assets. The results of the acquired entity were included in the Components operating segment after the acquisition date.
Power Generation Segment
Power Generation segment sales and EBIT as a percentage of consolidated results were:

	Years ended December 31,
	2014	2013	2012
Percent of consolidated net sales(1)	12%	14%	15%
Percent of consolidated EBIT(1)	6%	10%	12%
___________________________________________________________
(1) Measured before intersegment eliminations
Our Power Generation segment designs and manufactures most of the components that make up power generation systems, including controls, alternators, transfer switches and switchgear. This segment is a global provider of power generation systems, components and services for a diversified customer base, including the following:

•	Standby power solutions for customers who rely on uninterrupted sources of power to meet the needs of their customers;

•
Distributed generation power solutions for customers with less reliable electrical power infrastructures, typically in developing countries. In addition, our power solutions provide an alternative source of generating capacity located close to its point of use, which is purchased by utilities, independent power producers and large power customers for use as prime or peaking power; and

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

•
Alternators - Our alternator business designs, manufactures, sells and services A/C generator/alternator products internally as well as to other generator set assemblers. Our products are sold under the Stamford, AVK and Markon brands and range in output from 0.6 kilovolt-amperes (kVA) to 30,000 kVA.

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
JOINT VENTURES, ALLIANCES AND NON-WHOLLY-OWNED SUBSIDIARIES
We have entered into a number of joint venture agreements and alliances with business partners around the world. Our joint ventures are either distribution or manufacturing entities. We also own controlling interests in non-wholly-owned manufacturing and distribution subsidiaries. Seven entities, in which we own more than a 50 percent equity interest or have a controlling interest, are consolidated in our Distribution segment results as well as several manufacturing joint ventures in the other operating segments.
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
Our equity income from these investees was as follows:

	Years ended December 31,
In millions	2014		2013		2012
Distribution Entities
North American distributors	$107	32%	$129	40%	$147	42%
Komatsu Cummins Chile, Ltda.	29	9%	25	8%	26	8%
All other distributors	4	1%	1	—%	4	1%
Manufacturing Entities
Dongfeng Cummins Engine Company, Ltd.	67	20%	63	19%	52	15%
Chongqing Cummins Engine Company, Ltd.	51	16%	58	18%	61	18%
Beijing Foton Cummins Engine Co., Ltd. (Light-duty)	28	8%	17	5%	5	1%
Beijing Foton Cummins Engine Co., Ltd. (Heavy-duty)	(30)	(9)%	(21)	(6)%	(13)	(4)%
All other manufacturers	74	23%	53	16%	65	19%
Cummins share of net income(1)	$330	100%	$325	100%	$347	100%
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

Distribution Entities

•
North American Distributors - As of December 31, 2014, our distribution channel in North America included three unconsolidated partially-owned distributors. Our equity interests in these nonconsolidated entities ranged from 49 percent to 50 percent. We also had more than a 50 percent ownership interest in two partially owned distributors which we consolidate. While each distributor is a separate legal entity, the business of each is substantially the same as that of our wholly-owned distributors based in other parts of the world. All of our distributors, irrespective of their legal structure or ownership, offer the full range of our products and services to customers and end-users in their respective markets.

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

•
Beijing Foton Cummins Engine Co., Ltd. - Beijing Foton Cummins Engine Co., Ltd. is a joint venture in China with Beiqi Foton Motor Co., Ltd., a commercial vehicle manufacturer, which consists of two distinct lines of business, a light-duty business and a heavy-duty business. The light-duty business produces ISF 2.8 liter and ISF 3.8 liter families of our high performance light-duty diesel engines in Beijing. These engines are used in light-duty commercial trucks, pickup trucks, buses, multipurpose and sport utility vehicles with main markets in China, Brazil and Russia. Certain types of marine, small construction equipment and industrial applications are also served by these engine families. The heavy-duty business has been in the development stage for the past several years but started production of ISG 10.5 liter and ISG 11.8 liter families of our high performance heavy-duty diesel engines in the second quarter of 2014 in Beijing. These engines are used in heavy-duty commercial trucks in China and will be used in world wide markets. Certain types of construction equipment and industrial applications will also be served by these engine families in the future.

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
We have a strategic sourcing policy that guides decisions on what we make internally, what we purchase externally and when we establish supplier partnerships to provide the lowest total cost and highest supply chain performance. We design and/or manufacture our strategic components used in or with our engines and power generation units, including cylinder blocks and heads, turbochargers, connecting rods, camshafts, crankshafts, filters, alternators, electronic and emissions controls, and fuel systems. We source externally purchased material and manufactured components from leading global suppliers. Many key suppliers are managed through long-term supply agreements that assure capacity, delivery, quality and cost requirements are met over an extended period. Approximately 55 percent of the direct material in our product designs are single sourced to external suppliers. Although we have elected to source a relatively high proportion of our total raw materials and components from single suppliers, we have an established sourcing strategy and supplier management process to evaluate and mitigate risk. These processes are leading us to determine our need for dual sourcing and increase our use of dual and parallel sources to minimize risk and increase supply chain responsiveness. Our current target for dual and parallel sourcing is approximately 64 percent of our direct material spend. As of December 31, 2014, we have 45 percent of direct material spend with dual or parallel sources or 72 percent of the target.
Other important elements of our sourcing strategy include:

•	working with suppliers to measure and improve their environmental footprint;

•	selecting and managing suppliers to comply with our supplier code of conduct; and

•	assuring our suppliers comply with Cummins' prohibited and restricted materials policy.
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

LARGEST CUSTOMERS
We have thousands of customers around the world and have developed long-standing business relationships with many of them. PACCAR is our largest customer, accounting for approximately 14 percent of our consolidated net sales in 2014, compared to approximately 12 percent in 2013 and 13 percent in 2012. We have long-term supply agreements with PACCAR for our heavy-duty ISX 15 liter and ISX 11.9 liter engines and our ISL 9 liter mid-range engine. While a significant number of our sales to PACCAR are under long-term supply agreements, these agreements provide for particular engine requirements for specific vehicle models and not a specific volume of engines. PACCAR is our only customer accounting for more than 10 percent of our net sales in 2014. The loss of this customer or a significant decline in the production level of PACCAR vehicles that use our engines would have an adverse effect on our results of operations and financial condition. We have been an engine supplier to PACCAR for over 70 years. A summary of principal customers for each operating segment is included in our segment discussion.
In addition to our agreement with PACCAR, we have long-term heavy-duty engine supply agreements with Navistar, Volvo Trucks North America and Daimler Trucks North America and long-term mid-range supply agreements with Daimler Trucks North America, Navistar, Ford and MAN. We also have an agreement with Chrysler to supply engines for its Ram trucks. In our off-highway markets, we have various engine and component supply agreements across our mid-range and high-horsepower businesses with Komatsu Ltd., as well as various joint ventures and other license agreements in our Engine, Component and Distribution segments. Collectively, our net sales to these eight customers, including PACCAR, were approximately 37 percent of our consolidated net sales in 2014, compared to approximately 36 percent in 2013 and 35 percent in 2012. Excluding PACCAR, net sales to any single customer were less than 8 percent of our consolidated net sales in 2014, compared to less than 7 percent in 2013 and less than 8 percent in 2012. These agreements contain standard purchase and sale agreement terms covering engine and engine parts pricing, quality and delivery commitments, as well as engineering product support obligations. The basic nature of our agreements with OEM customers is that they are long-term price and operations agreements that help assure the availability of our products to each customer through the duration of the respective agreements. Agreements with most OEMs contain bilateral termination provisions giving either party the right to terminate in the event of a material breach, change of control or insolvency or bankruptcy of the other party.
BACKLOG
We have supply agreements with some truck and off-highway equipment OEMs, however most of our business is transacted through open purchase orders. These open orders are historically subject to month-to-month releases and are subject to cancellation on reasonable notice without cancellation charges and therefore are not considered firm. As of December 31, 2014, we did not have any significant backlogs.
RESEARCH AND DEVELOPMENT
In 2014, we increased our research, development and engineering expenses as we continued to invest in future critical technologies and products. We will continue to make investments to improve our current technologies, continue to meet the future emission requirements around the world and improve fuel economy.
Our research and development program is focused on product improvements, innovations and cost reductions for our customers. Research and development expenditures include salaries, contractor fees, building costs, utilities, administrative expenses and allocation of corporate costs and are expensed, net of contract reimbursements, when incurred. From time to time, we enter into agreements with customers to fund a portion of the research and development costs of a particular project. We generally account for these reimbursements as an offset to the related research and development expenditure. Research and development expenses, net of contract reimbursements, were $737 million in 2014, $700 million in 2013 and $721 million in 2012. Contract reimbursements were $121 million in 2014, $76 million in 2013 and $86 million in 2012.
For 2013 and 2012, approximately $15 million and $101 million, or 2 percent and 14 percent, respectively, of our research and development expenditures were directly related to compliance with 2013 EPA emission standards. For 2014 and 2013, approximately $60 million and $32 million, or 8 percent and 5 percent, respectively, of our research and development expenditures were directly related to compliance with 2017 EPA emission standards.
ENVIRONMENTAL SUSTAINABILITY
Cummins adopted its first-ever comprehensive environmental sustainability plan in 2014 that builds on the many years of good work already done to positively impact the environment through the products we make, the use of our facilities, management of our supply chain and improvement of the communities where we live and work. We examined our entire environmental footprint, focusing on the key areas of water, waste, energy and greenhouse gases. We then identified the top four environmental sustainability priorities of products in-use, materials and fuel efficiency, transportation and facilities and operations. We set initial goals in our facilities, where we have the most data, influence and experience. Those goals are to reduce energy use and greenhouse gas emissions by 25% and 27%, respectively, by 2015 against a 2005 baseline and adjusted for sales; reduce direct water use by 33% adjusted for hours worked and achieve water neutrality at 15 sites by 2020; and increase our recycling rate from 88% to 95% and achieve zero disposal at 30 sites by 2020. We continue to invest significantly in our products to further reduce emissions and increase efficiency. We endeavor to work collaboratively with customers to improve their fuel efficiency, reduce their carbon footprints and conserve other resources. Our next efforts will be specifically focused on products, both in design and in use, as well as on how we use the best mode and method of transportation to reduce emissions in moving goods throughout the Cummins network.

Over the past four years, we believe that we have reduced company-wide water usage intensity by approximately 30 percent, U.S.-wide process-derived hazardous waste generation by approximately 41 percent and company-wide disposal waste by approximately 28 percent, all normalized to total work hours. As part of the U.S. Department of Energy's Better Buildings, Better Plants program, we have pledged to achieve a 25 percent energy intensity (energy use adjusted for sales) reduction by 2015; at the end of 2013, we had achieved a 33 percent reduction. We also have articulated our positions on key public policy issues and on a wide range of environmental issues. We are actively engaged with regulatory, industry and other stakeholder groups around the world as greenhouse gas and fuel efficiency standards become more prevalent globally. For the ninth consecutive year, we were named to the Dow Jones North American Sustainability Index and as well as a “Natural Capital Decoupling Leader” by Green Biz Group and Trucost for reductions in environmental footprint amid company growth. Our Sustainability Report for 2013/2014 and prior reports as well as an addendum of more detailed environmental data is available on our website at www.cummins.com, although such report and addendum are not incorporated into this Form 10-K.

ENVIRONMENTAL COMPLIANCE
Product Environmental Compliance
Our engines are subject to extensive statutory and regulatory requirements that directly or indirectly impose standards governing emission and noise. We have substantially increased our global environmental compliance presence and expertise to better prepare for, understand and ultimately meet emerging product environmental regulations around the world. Our products comply with current emission standards that the European Union (EU), EPA, the California Air Resources Board (CARB) and other state and international regulatory agencies have established for heavy-duty on-highway diesel and gas engines and off-highway engines. Our ability to comply with these and future emission standards is an essential element in maintaining our leadership position in regulated markets. We have made, and will continue to make, significant capital and research expenditures to comply with these standards. Our failure to comply with these standards could result in adverse effects on our future financial results.
EU and EPA Engine Certifications
The current on-highway emission standards came into effect in the European Union (EU) on January 1, 2013 (Euro VI) and on January 1, 2010 for the EPA. To meet the more stringent heavy-duty on-highway emission standards, we used an evolution of our proven selective catalytic reduction (SCR) and exhaust gas recirculation (EGR) technology solutions and refined them for the EU and EPA certified engines to maintain power and torque with substantial fuel economy improvement and maintenance intervals comparable with our previous compliant engines. We offer a complete lineup of on-highway engines to meet the near-zero emission standards. Mid-range and heavy-duty engines for EU and EPA require NOx aftertreatment. NOx reduction is achieved by an integrated technology solution comprised of the XPI High Pressure Common Rail fuel system, SCR technology, next-generation cooled EGR, advanced electronic controls, proven air handling and the Cummins Diesel Particulate Filter (DPF). The EU, EPA, and CARB have certified that our engines meet the current emission requirements. Emission standards in international markets, including Japan, Mexico, Australia, Brazil, Russia, India and China are becoming more stringent. We believe that our experience in meeting the EU and EPA emission standards leaves us well positioned to take advantage of opportunities in these markets as the need for emission control capability grows.
We received certification from the EPA that we met both the EPA 2013 and 2014 greenhouse gas (GHG) regulations and rules. The EPA 2013 regulations add the requirement of On-Board Diagnostics, which were introduced on the ISX15 in 2010, across the full on-highway product line in 2013 in addition to maintaining the same near-zero emission levels of NOx and Particulate Matter (PM) required in 2010. On-Board Diagnostics provide enhanced service capability with standardized diagnostic trouble codes, service tool interface, in-cab warning lamp and service information availability. The new GHG and fuel-efficiency regulations were required for all heavy-duty diesel and natural gas engines beginning in January 2014. Our GHG certification was the first engine certificate issued by the EPA and uses the same proven base engine with the XPI fuel system, Variable Geometry Turbocharger (VGTTM), Cummins Aftertreatment System with DPF and SCR technology.

Other Environmental Statutes and Regulations
Expenditures for environmental control activities and environmental remediation projects at our facilities in the U.S. have not been a substantial portion of our annual capital outlays and are not expected to be material in 2015. We believe we are in compliance in all material respects with laws and regulations applicable to our plants and operations.
In the U.S., pursuant to notices received from federal and state agencies and/or defendant parties in site environmental contribution actions, we have been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended or similar state laws, at less than 20 waste disposal sites. Based upon our experiences at similar sites we believe that our aggregate future remediation costs will not be significant. We have established accruals that we believe are adequate for our expected future liability with respect to these sites.
In addition, we have several other sites where we are working with governmental authorities on remediation projects. The costs for these remediation projects are not expected to be material.
EMPLOYEES
As of December 31, 2014, we employed approximately 54,600 persons worldwide. Approximately 17,680 of our employees worldwide are represented by various unions under collective bargaining agreements that expire between 2015 and 2019.
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

EXECUTIVE OFFICERS OF THE REGISTRANT
Following are the names and ages of our executive officers, their positions with us as of January 31, 2015, and summaries of their backgrounds and business experience:

Name and Age	Present Cummins Inc. position and year appointed to position	Principal position during the past five years other than Cummins Inc. position currently held
N. Thomas Linebarger (52)	Chairman of the Board of Directors and Chief Executive Officer (2012)	President and Chief Operating Officer (2008-2011)
Richard J. Freeland (57)	President and Chief Operating Officer (2014)	Vice President and President - Engine Business (2010-2014) Vice President and President-Components Group (2008-2010)
Sherry A. Aaholm (52)	Vice President—Chief Information Officer (2014)	Chief Information Officer (2013-2014) Executive Vice President, Information Technology, FedEx Services (1998-2013)
Sharon R. Barner (57)	Vice President—General Counsel (2012)	Partner—Law firm of Foley & Lardner (2011-2012) Deputy Under Secretary of Commerce—Intellectual Property and Deputy Director of the United States Patent and Trademark Office (2009-2011)
Pamela L. Carter (65)	Vice President and President—Distribution Business (2007)
Steven M. Chapman (60)	Group Vice President—China and Russia (2009)
Jill E. Cook (51)	Vice President—Human Resources (2003)
Dave J. Crompton (49)	Vice President and President—Engine Business (2014)	Vice President and General Manager - Engine Business (2013-2014) Vice President and General Manager - Midrange Engine Business (2005-2013)
Tracy A. Embree (41)	Vice President and President— Components Group (2015)
Vice President and President— Turbo Technologies (2012-2014)
General Manager, Turbo Technologies—Asia (2011-2012)
Executive Director—On Highway Business (2010-2011)
Executive Director—Chrysler Business (2008-2010)

Thaddeaus B. Ewald (47)	Vice President - Corporate Strategy and Business Development (2010)	Executive Director—Growth Office (2008-2010)
Richard E. Harris (62)	Vice President—Chief Investment Officer (2008)
Marsha L. Hunt (51)	Vice President—Corporate Controller (2003)
Mark A. Levett (65)	Vice President—Corporate Responsibility and Chief Executive Officer - Cummins Foundation (2013)	General Manager and Vice President—High Horsepower (1999-2013)

Mark J. Osowick (47)	Vice President - Human Resources Operations (2014)	Executive Director—Human Resources, Components Segment & India ABO (2010-2014) Executive Director, Global Organization Development & Recruiting (2007-2010)
Marya M. Rose (52)	Vice President—Chief Administrative Officer (2011)	Vice President—General Counsel and Corporate Secretary (2001-2011)
Livingston L. Satterthwaite (54)	Vice President and President—Power Generation (2008)
Anant J. Talaulicar (53)	Chairman and Managing Director-Cummins India Area Business Organization (2003)	Vice President and President - Components Group (2010-2014)
John C. Wall (63)	Vice President—Chief Technical Officer (2000)
Patrick J. Ward (51)	Vice President—Chief Financial Officer (2008)
Lisa M. Yoder (51)	Vice President—Global Supply Chain & Manufacturing (2011)	Vice President—Corporate Supply Chain (2010-2011), Executive Director—Supply Chain & Operations-Power Generation (2007-2010)
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
The U.S. economy began to improve in 2014, although many international markets continued to struggle. If the global economy or some of our significant markets encounter a sustained slowdown; depending upon the length, duration and severity of such a slowdown, our results of operations, financial condition and cash flow would almost certainly be materially adversely affected. Specifically, our revenues would likely decrease, we may be forced to consider further restructuring actions, we may need to increase our allowance for doubtful accounts, our days sales outstanding may increase and we could experience impairments to assets of certain of our businesses.
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
Our net income includes significant equity, royalty and interest income from investees that we do not directly control. For 2014, we recognized $370 million of equity, royalty and interest income from investees, compared to $361 million in 2013. The majority of our equity, royalty and interest income from investees is from our unconsolidated North American distributors and from two of our joint ventures in China, Dongfeng Cummins Engine Company, Ltd. (DCEC) and Chongqing Cummins Engine Company, Ltd. (CCEC) at December 31, 2014. Our equity ownership interests in our unconsolidated North American distributors ranged from 49 percent to 50 percent at December 31, 2014. We have 50 percent equity ownership interests in DCEC and CCEC. As a result, although a significant percentage of our net income is derived from these unconsolidated entities, we do not unilaterally control their management or their operations, which puts a substantial portion of our net income at risk from the actions or inactions of these entities. A significant reduction in the level of contribution by these entities to our net income would likely have a material adverse effect on our results of operations.

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
During 2014, we single sourced approximately 55 percent of the total types of parts in our product designs. Any delay in our suppliers' deliveries may adversely affect our operations at multiple manufacturing locations, forcing us to seek alternative supply sources to avoid serious disruptions. Delays may be caused by factors affecting our suppliers, including capacity constraints, labor disputes, economic downturns, availability of credit, the impaired financial condition of a particular supplier, suppliers' allocations to other purchasers, weather emergencies, natural disasters or acts of war or terrorism. Any extended delay in receiving critical supplies could impair our ability to deliver products to our customers and our results of operations.
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
Approximately 48 percent of our net sales for 2014 and 52 percent in 2013 were attributable to customers outside the U.S. Accordingly, our business is subject to the political, economic and other risks that are inherent in operating in numerous countries. These risks include:

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
We began development of a new North American light-duty diesel engine platform in July 2006 to be used in a variety of on- and off-highway applications. Since that time, and as of December 31, 2014, we have capitalized investments of approximately $251 million. Market uncertainty due to the global recession resulted in some customers delaying or cancelling their vehicle programs, while others remained active. We reached an agreement to supply Nissan Motor Co. Ltd. with our light-duty diesel engine beginning in 2015, however, if customer expectations or volume projections deteriorate from our current expected levels and we do not identify new customers, we may need to recognize an impairment charge.
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
As of December 31, 2014, we employed approximately 54,600 persons worldwide. Approximately 17,680 of our employees worldwide are represented by various unions under collective bargaining agreements that expire between 2015 and 2019. While we have no reason to believe that we will be materially impacted by work stoppages or other labor matters, there can be no assurance that future issues with our labor unions will be resolved favorably or that we will not encounter future strikes, work stoppages, or other types of conflicts with labor unions or our employees. Any of these consequences may have an adverse effect on us or may limit our flexibility in dealing with our workforce. In addition, many of our customers and suppliers have unionized work forces. Work stoppages or slow-downs experienced by our customers or suppliers could result in slow-downs or closures that would have a material adverse effect on our results of operations, financial condition and cash flow.

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
ITEM 1B.    Unresolved Staff Comments
None.

ITEM 2.    Properties
Manufacturing Facilities
Our principal manufacturing facilities include our plants used by the following segments in the following locations:

Segment	U.S. Facilities	Facilities Outside the U.S.
Engine	Indiana: Columbus, Seymour	Brazil: Sao Paulo
	Tennessee: Memphis	India: Pune, Phaltan
	New Mexico: Clovis	Mexico: San Luis Potosi
	New York: Lakewood	U.K.: Darlington, Daventry, Cumbernauld
North Carolina: Whitakers
Components	Indiana: Columbus	Australia: Kilsyth
	South Carolina: Charleston	Brazil: Sao Paulo
	Tennessee: Cookeville	China: Beijing, Shanghai, Wuxi, Wuhan
	Wisconsin: Mineral Point, Neillsville	France: Quimper
Germany: Marktheidenfeld
India: Pune, Dewas, Pithampur, Rudrapur
Mexico: Ciudad Juarez, San Luis Potosi
South Africa: Pietermaritzburg
South Korea: Suwon
Turkey: Ismir
U.K.: Darlington, Huddersfield
Power Generation	Indiana: Elkhart	Brazil: Sao Paulo
	Minnesota: Fridley	China: Wuxi, Wuhan
Germany: Ingolstadt
India: Pirangut, Ahmendnagar, Ranjangaon, Phaltan
Mexico: San Luis Potosi
Romania: Craiova
U.K.: Margate, Manston, Stamford
Nigeria: Lagos
In addition, engines and engine components are manufactured by joint ventures or independent licensees at manufacturing plants in the U.S., China, India, South Korea, Mexico and Sweden.

Distribution Facilities
The principal distribution facilities used by our Distribution and Engine segments are located in the following locations:

Segment	U.S. Facilities	Facilities Outside the U.S.
Distribution	Alaska: Anchorage	Australia: Scoresby
	Arkansas: Little Rock	Canada: Vancouver, Montreal
	Colorado: Commerce City, Henderson	Germany: Gross Gerau
	Florida: Orlando	India: Pune
	Georgia: Atlanta	Japan: Tokyo
	Illinois: Hodgkins	Korea: Cheonan
	Kansas: Wichita	Panama: Panama City
	Louisiana: Kenner	Russia: Moscow
	Massachusetts: Dedham	Singapore: Singapore SG
	Michigan: Grand Rapids	South Africa: Johannesburg
	Minnesota: White Bear Lake	U.K.: Wellingborough
	Missouri: Kansas City	United Arab Emirates: Dubai
Nebraska: Omaha
New Mexico: Farmington
New York: Bronx
Ohio: Hilliard
Oklahoma: Oklahoma City
Oregon: Portland
Pennsylvania: Bristol, Harrisburg
Texas: Dallas
Utah: Salt Lake City
Washington: Renton, Spokane
Engine	Tennessee: Memphis	Belgium: Rumst
Headquarters and Other Offices
Our Corporate Headquarters are located in Columbus, Indiana. Additional marketing and operational headquarters are in the following locations:

U.S. Facilities	Facilities Outside the U.S.
Indiana: Columbus, Indianapolis	China: Beijing, Shanghai, Wuhan
Tennessee: Nashville	India: Pune
Washington, D.C.	U.K.: Staines, Stockton

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
ITEM 4.    Mine Safety Disclosures
Not Applicable.

PART II
ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a)   Our common stock is listed on the NYSE under the symbol "CMI." For information about the quoted market prices of our common stock, information regarding dividend payments and the number of common stock shareholders, see "Selected Quarterly Financial Data" in this report. For other matters related to our common stock and shareholders' equity, see Note 14, "SHAREHOLDERS' EQUITY," to the Consolidated Financial Statements.
(b)   Use of proceeds—not applicable.
(c)   The following information is provided pursuant to Item 703 of Regulation S-K:

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
September 29 - November 2, 2014	315,011	$129.26	314,276	81,701
November 3 - November 30, 2014	867	144.83	—	84,031
December 1 - December 31, 2014	180,614	138.75	180,214	88,027
Total	496,492	132.74	494,490
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
In December 2012, the Board of Directors authorized the acquisition of $1 billion of our common stock upon completion of the 2011 repurchase program. In 2014, we acquired $670 million or 4.8 million shares of our common stock leaving $174 million available for purchase under the 2012 repurchase plan at December 31, 2014. In July 2014, our Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon the completion of the 2012 repurchase plan.
During the fourth quarter of 2014, we repurchased 2,002 shares from employees in connection with the Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock on an installment basis up to an established credit limit. Loans are issued for five-year terms at a fixed interest rate established at the date of purchase and may be refinanced after its initial five-year period for an additional five-year period. Participants must hold shares for a minimum of six months from date of purchase and after shares are sold must wait six months before another share purchase may be made. We hold participants’ shares as security for the loans and would, in effect repurchase shares if the participant defaulted in repayment of the loan. There is no maximum amount of shares that we may purchase under this plan.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
AMONG CUMMINS INC., S&P 500 INDEX AND CUSTOM PEER GROUP

ASSUMES $100 INVESTED ON DEC. 31, 2009
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DEC. 31, 2014

ITEM 6.    Selected Financial Data
The selected financial information presented below for each of the last five years ended December 31, beginning with 2014, was derived from our Consolidated Financial Statements. This information should be read in conjunction with our Consolidated Financial Statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

In millions, except per share amounts	2014	2013	2012	2011	2010
For the years ended December 31,
Net sales	$19,221	$17,301	$17,334	$18,048	$13,226
U.S. percentage of sales	52%	48%	47%	41%	36%
Non-U.S. percentage of sales	48%	52%	53%	59%	64%
Gross margin(1)	4,861	4,280	4,416	4,589	3,168
Research, development and engineering expenses	754	713	728	629	414
Equity, royalty and interest income from investees	370	361	384	416	351
Interest expense(2)	64	41	32	44	40
Net income attributable to Cummins Inc.(3)	1,651	1,483	1,645	1,848	1,040
Earnings per common share attributable to Cummins Inc.
Basic	$9.04	$7.93	$8.69	$9.58	$5.29
Diluted	9.02	7.91	8.67	9.55	5.28
Cash dividends declared per share	2.81	2.25	1.80	1.325	0.875
Net cash provided by operating activities	$2,266	$2,089	$1,532	$2,073	$1,006
Capital expenditures	743	676	690	622	364
At December 31,
Cash and cash equivalents	$2,301	$2,699	$1,369	$1,484	$1,023
Total assets	15,776	14,728	12,548	11,668	10,402
Long-term debt(2)	1,589	1,672	698	658	709
Total equity(4)	8,093	7,870	6,974	5,831	4,996
_____________________________________________________________
(1) We revised the classification of certain amounts for "Cost of sales" and "Selling, general and administrative expenses" for 2013 and 2012. The segment EBIT performance measure is unchanged, however, certain activities that were previously classified in "Selling, general and administrative expenses" are now classified as "Cost of sales". The reclassifications for the years ended December 31, 2013 and 2012, were $103 million and $92 million, respectively. The revision had no impact on reported net income, cash flows or the balance sheet. The amounts for the years ended December 31, 2011 and 2010, were not reclassified to be consistent with the current presentation. See Note 1, "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES," to our Consolidated Financial Statements for additional detail.
(2) In September 2013, we issued $1 billion of senior unsecured debt.
(3) For the year ended December 31, 2012, consolidated net income included $52 million of restructuring and other charges ($35 million after-tax) and a $20 million charge ($12 million after-tax) related to legal matters. For the year ended December 31, 2011, consolidated net income included a $68 million gain ($37 million after-tax) related to the disposition of certain assets and liabilities of our exhaust business and a $53 million gain ($33 million after-tax) recorded for the disposition of certain assets and liabilities of our light-duty filtration business, both from the Components segment, and a $38 million gain ($24 million after-tax) related to flood damage recoveries from the insurance settlement related to a June 2008 flood in Southern Indiana. For the year ended December 31, 2010, consolidated net income included $32 million in Brazil tax recoveries ($21 million after-tax) and $2 million in flood damage expenses.
(4) In 2014, 2013, 2012, 2011 and 2010, we recorded non-cash charges (credits) to equity of $78 million, $(102) million, $83 million, $96 million and $(125) million, respectively, to record net actuarial (gains) losses associated with the valuation of our pension plans. These (gains) losses include the effects of market conditions on our pension trust assets and the effects of economic factors on the valuation of the pension liability.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
ORGANIZATION OF INFORMATION
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) was prepared to provide the reader with a view and perspective of our business through the eyes of management and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes to those financial statements. Our MD&A is presented in the following sections:

•	Executive Summary and Financial Highlights

•	2015 Outlook

•	Results of Operations

•	Operating Segment Results

•	Liquidity and Capital Resources

•	Contractual Obligations and Other Commercial Commitments

•	Application of Critical Accounting Estimates

•	Recently Adopted and Recently Issued Accounting Pronouncements

EXECUTIVE SUMMARY AND FINANCIAL HIGHLIGHTS
We are a global power leader that designs, manufactures, distributes and services diesel and natural gas engines and engine-related component products, including filtration, aftertreatment, turbochargers, fuel systems, controls systems, air handling systems and electric power generation systems. We sell our products to original equipment manufacturers (OEMs), distributors and other customers worldwide. We have long-standing relationships with many of the leading manufacturers in the markets we serve, including PACCAR Inc, Daimler Trucks North America, Chrysler Group, LLC (Chrysler), Volvo AB, Komatsu, Navistar International Corporation, Aggreko plc, Ford Motor Company and MAN Nutzfahrzeuge AG. We serve our customers through a network of approximately 600 company-owned and independent distributor locations and approximately 7,200 dealer locations in more than 190 countries and territories.

Our reportable operating segments consist of the following: Engine, Distribution, Components and Power Generation. This reporting structure is organized according to the products and markets each segment serves. The Engine segment produces engines and parts for sale to customers in on-highway and various industrial markets. Our engines are used in trucks of all sizes, buses and recreational vehicles, as well as in various industrial applications, including construction, mining, agriculture, marine, oil and gas, rail and military equipment. The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets and service parts, as well as performing service and repair activities on our products and maintaining relationships with various OEMs throughout the world. The Components segment sells filtration products, aftertreatment systems, turbochargers and fuel systems. The Power Generation segment is an integrated provider of power systems, which sells engines, generator sets and alternators.

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

Worldwide revenues improved 11 percent in 2014 compared to 2013, primarily due to the improvements in North American on-highway demand and the consolidation of partially owned North American distributors. Revenue in the U.S. and Canada improved by 20 percent primarily due to increased demand in the North American on-highway markets driving sales in both the Engine and Components segments, as well as improved Distribution segment sales related to the consolidation of partially-

owned North American distributors since December 31, 2012. These increases were partially offset by the reduced demand in the North American power generation markets primarily due to lower military sales. Amid the continued international economic uncertainty in 2014, our international revenues remained flat compared to 2013. International revenues increased in the Components segment, especially the emission solutions business in Western Europe and China due to additional content as the result of new emission regulations, while the Distribution segment revenues improved due to demand growth in Africa and Asia Pacific. These increases were offset by decreased international on-highway demand with decreased shipments of 7 percent and 11 percent in the heavy-duty and medium-duty truck markets, respectively, and decreased demand in international power generation markets.

The following table contains sales and EBIT (defined as earnings before interest expense, taxes and noncontrolling interests) results by operating segment for the years ended December 31, 2014 and 2013. Refer to the section titled "Operating Segment Results" for a more detailed discussion of net sales and EBIT by operating segment including the reconciliation of segment EBIT to income before income taxes.

Operating Segments

	2014			2013			Percent change
		Percent of Total			Percent of Total		2014 vs. 2013
In millions	Sales		EBIT	Sales		EBIT	Sales	EBIT
Engine	$10,962	57%	$1,225	$10,013	58%	$1,041	9%	18%
Distribution	5,174	27%	491	3,749	22%	388	38%	27%
Components	5,118	27%	684	4,342	25%	527	18%	30%
Power Generation	2,896	15%	168	3,031	18%	218	(4)%	(23)%
Intersegment eliminations	(4,929)	(26)%	—	(3,834)	(23)%	—	29%	—
Non-segment	—	—	(70)	—	—	(14)	—	NM
Total	$19,221	100%	$2,498	$17,301	100%	$2,160	11%	16%
_____________________________________________________
"NM" - not meaningful information

Net income attributable to Cummins Inc. for 2014 was $1,651 million, or $9.02 per diluted share, on sales of $19.2 billion, compared to 2013 net income attributable to Cummins Inc. of $1,483 million, or $7.91 per diluted share, on sales of $17.3 billion. The increase in net income and earnings per share was driven by improved gross margin, partially offset by higher selling, general and administrative expenses. The improved gross margin was the result of higher volumes, improved Distribution segment sales related to the consolidation of partially-owned North American distributors since December 31, 2012, lower material and commodity costs and favorable mix, partially offset by unfavorable foreign currency fluctuations. Diluted earnings per share for 2014 benefited $0.16 from lower shares outstanding, primarily due to purchases under the stock repurchase program.
We generated $2.3 billion of operating cash flows in 2014, compared to $2.1 billion in 2013. Refer to the section titled "Operating Activities" in the "Liquidity and Capital Resources" section for a discussion of items impacting cash flows.
In September 2013, we announced our intention to acquire the equity that we do not already own in most of our partially-owned United States and Canadian distributors over the next three to five years. During 2014, we spent $460 million on these acquisitions and the related debt retirements. We plan to spend an additional $170 million to $210 million on North American distributor acquisitions and the related debt retirements in 2015. Refer to Note 2, "ACQUISITIONS," to the Consolidated Financial Statements for additional information.
During 2014, we repurchased $670 million of common stock under the 2012 Board of Directors authorized plan. In July 2014, our Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon the completion of the 2012 repurchase plan.
In the fourth quarter of 2014, we exercised our option to extend the maturity date of our revolving credit agreement by one year from November 9, 2017, to November 9, 2018.
In December 2014, Moody's Investors Service, Inc. raised our rating to 'A2' and confirmed our outlook as stable.

In July 2014, the Board of Directors authorized a dividend increase of approximately 25 percent from $0.625 per share to $0.78 per share on a quarterly basis.

Our debt to capital ratio (capital is defined as debt plus equity) at December 31, 2014, was 17.3 percent, compared to 18.1 percent at December 31, 2013. As of the date of filing this Annual Report on Form 10-K, we had an 'A+' credit rating with a 'Stable' outlook from Standard & Poor’s Rating Services, an 'A' credit rating with a 'Stable' outlook from Fitch Ratings and an 'A2' credit rating with a 'Stable' outlook from Moody’s Investors Service, Inc. In addition to our $2.4 billion in cash and marketable securities on hand, we have sufficient access to our credit facilities, if necessary, to meet currently anticipated investment and funding needs.
Our global pension plans, including our unfunded and non-qualified plans, were 108 percent funded at December 31, 2014. Our U.S. qualified plan, which represents approximately 56 percent of the worldwide pension obligation, was 119 percent funded and our United Kingdom (U.K.) plan was 113 percent funded. We expect to contribute $175 million to our global pension plans in 2015. We anticipate pension and other postretirement benefit cost in 2015 to increase by approximately $3 million pre-tax, or $0.01 per diluted share, when compared to 2014. The increase is due to lower discount rates and unfavorable demographics mostly offset by favorable expected return on asset performance. Refer to application of critical accounting estimates within MD&A and Note 11, "PENSION AND OTHER POSTRETIREMENT BENEFITS," to the Consolidated Financial Statements, for additional information concerning our pension and other post-retirement benefit plans.

2015 OUTLOOK

Near-Term

We currently expect the following positive trends in 2015:

•	We expect the North American heavy-duty and medium-duty on-highway markets to increase in 2015 as compared to the market in 2014.

•
We expect the new ISG engine, which began production in the second quarter of 2014 with our Beijing Foton Cummins Engine Co., Ltd. joint venture, to continue to gain market share in China in its first full year of production.

•	We plan to continue acquiring our partially-owned North American distributors, which will increase our Distribution segment revenues.

•	Demand in some end markets in India are expected to begin to experience growth during the year.
We currently expect the following challenges to our business that may reduce our revenue and earnings potential in 2015:

•	Power generation markets are expected to remain weak.

•	Weak economic growth in Brazil could continue to negatively impact our on-highway and power generation businesses.

•	We do not anticipate end markets in China to improve.

•	Demand in certain European markets could remain weak due to continued political and economic uncertainty.

•	Growth in emerging markets could be negatively impacted if emission regulations are not strictly enforced.

•	Foreign currency volatility could continue to put pressure on revenue and earnings.

•	We expect market demand to decline in the oil and gas markets as the result of the lower crude oil prices.

•	Domestic and international mining markets could continue to deteriorate if commodity prices weaken.
Long-Term
We believe that, over the longer term, there will be economic improvements in most of our current markets and that our opportunities for long-term profitable growth will continue in the future as the result of the following four macroeconomic trends that will benefit our businesses:

•	tightening emissions controls across the world;

•	infrastructure needs in emerging markets;

•	energy availability and cost issues; and

•	globalization of industries like ours.

RESULTS OF OPERATIONS

				Favorable/(Unfavorable)
	Years ended December 31,			2014 vs. 2013		2013 vs. 2012
In millions (except per share amounts)	2014	2013	2012	Amount	Percent	Amount	Percent
NET SALES	$19,221	$17,301	$17,334	$1,920	11%	$(33)	—%
Cost of sales	14,360	13,021	12,918	(1,339)	(10)%	(103)	(1)%
GROSS MARGIN	4,861	4,280	4,416	581	14%	(136)	(3)%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	2,095	1,817	1,808	(278)	(15)%	(9)	—%
Research, development and engineering expenses	754	713	728	(41)	(6)%	15	2%
Equity, royalty and interest income from investees	370	361	384	9	2%	(23)	(6)%
Other operating income (expense), net	(17)	(10)	(10)	(7)	70%	—	—%
OPERATING INCOME	2,365	2,101	2,254	264	13%	(153)	(7)%
Interest income	23	27	25	(4)	(15)%	2	8%
Interest expense	64	41	32	(23)	(56)%	(9)	(28)%
Other income (expense), net	110	32	24	78	NM	8	33%
INCOME BEFORE INCOME TAXES	2,434	2,119	2,271	315	15%	(152)	(7)%
Income tax expense	698	531	533	(167)	(31)%	2	—%
CONSOLIDATED NET INCOME	1,736	1,588	1,738	148	9%	(150)	(9)%
Less: Net income attributable to noncontrolling interests	85	105	93	20	19%	(12)	(13)%
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$1,651	$1,483	$1,645	$168	11%	$(162)	(10)%
Diluted earnings per common share attributable to Cummins Inc.	$9.02	$7.91	$8.67	$1.11	14%	$(0.76)	(9)%
_____________________________________________________
"NM" - not meaningful information

				Favorable/(Unfavorable)Percentage Points
Percent of sales	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Gross margin	25.3%	24.7%	25.5%	0.6	(0.8)
Selling, general and administrative expenses	10.9%	10.5%	10.4%	(0.4)	(0.1)
Research, development and engineering expenses	3.9%	4.1%	4.2%	0.2	0.1
2014 vs. 2013
Net Sales
Net sales increased versus 2013 primarily driven by the following:

•	Distribution segment sales increased by 38 percent primarily due to the acquisitions of North American distributors.

•	Engine segment sales increased by 9 percent due to higher demand in the North American on-highway markets.

•	Components segment sales increased by 18 percent primarily due to higher demand in on-highway markets in North America, Europe and China.
The increases were partially offset by the following:

•	Power Generation segment sales decreased by 4 percent mainly due to lower volumes within power products, alternators and power systems.

•	Foreign currency fluctuations unfavorably impacted sales by approximately 1 percent (primarily in Brazil and India).
Sales to international markets (excluding the U.S. and Canada), based on location of customers, were 44 percent of total net sales in 2014, compared with 48 percent of total net sales in 2013.
A more detailed discussion of sales by segment is presented in the “OPERATING SEGMENT RESULTS” section.

Gross Margin
Gross margin increased by $581 million and as a percentage of sales by 0.6 percentage points as higher volumes, improved Distribution segment sales related to the consolidation of partially-owned North American distributors since December 31, 2012, lower material and commodity costs and favorable mix, were partially offset by unfavorable foreign currency fluctuations (primarily in Australia, Europe and Canada).
The provision for warranties issued, excluding campaigns, as a percentage of sales was 2.0 percent in 2014 and 2.1 percent in 2013. A more detailed discussion of margin by segment is presented in the "OPERATING SEGMENT RESULTS" section.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased primarily due to higher compensation and related expenses of $118 million and increased consulting fees of $28 million. These increases were significantly impacted by the acquisition of our partially owned North American distributors since December 31, 2012. Compensation and related expenses include salaries, fringe benefits and variable compensation. Overall, selling, general and administrative expenses, as a percentage of sales, increased to 10.9 percent in 2014 from 10.5 percent in 2013.
Research, Development and Engineering Expenses
Research, development and engineering expenses increased primarily due to higher compensation and related expenses of $44 million, partially offset by decreased consulting expenses of $7 million and increased expense recovery of $7 million. Compensation and related expenses include salaries, fringe benefits and variable compensation. Overall, research, development and engineering expenses, as a percentage of sales, decreased to 3.9 percent in 2014 from 4.1 percent in 2013. Research activities continue to focus on development of new products to meet future emission standards around the world and improvements in fuel economy performance.
Equity, Royalty and Interest Income From Investees
Equity, royalty and interest income from investees increased primarily due to the following:

In millions	2014 vs. 2013 Increase/(Decrease)
Beijing Foton Cummins Engine Co., Ltd. (Light-duty)	$11
Komatsu Cummins Chile, Ltda.	4
Dongfeng Cummins Engine Company, Ltd.	4
Chongqing Cummins Engine Company, Ltd.	(7)
Beijing Foton Cummins Engine Co., Ltd. (Heavy-duty)	(9)
North American distributors	(22)
All other	24
Cummins share of net income	5
Royalty and interest income	4
Equity, royalty and interest income from investees	$9

The increases above were primarily due to increased earnings at Beijing Foton Cummins Engine Co., Ltd. (Light-duty), Komatsu Cummins Chile, Ltda. and Dongfeng Cummins Engine Company, Ltd., partially offset by the consolidation of the partially-owned North American distributors since December 31, 2012 and losses at Beijing Foton Cummins Engine Co., Ltd. (Heavy-duty) as the result of increased expenses related to the production launch of the 2014 product in the second quarter of 2014.

As we execute our plan to acquire partially-owned distributors, we expect equity earnings for our North American distributors to decrease as the earnings will be included in our consolidated results. See Note 2, “ACQUISITIONS,” to the Consolidated Financial Statements for further information.

Other Operating Income (Expense), Net
Other operating income (expense), net was as follows:

	Years ended December 31,
In millions	2014	2013
Loss on write off of assets	$(23)	$(14)
Amortization of intangible assets	(16)	(11)
Royalty expense	(7)	(4)
Legal matters	(3)	(2)
Royalty income	34	20
Other, net	(2)	1
Total other operating income (expense), net	$(17)	$(10)
Interest Income
Interest income decreased in 2014, primarily due to an interest income recovery of a loan previously deemed unrecoverable in the second quarter of 2013.
Interest Expense
Interest expense increased as a result of the $1 billion debt issuance in September 2013.
Other Income (Expense), Net
Other income (expense), net was as follows:

	Years ended December 31,
In millions	2014	2013
Gain on fair value adjustment for consolidated investee (1)	$73	$12
Change in cash surrender value of corporate owned life insurance	24	12
Gain on marketable securities, net	14	13
Dividend income	3	5
Foreign currency loss, net	(6)	(27)
Bank charges	(12)	(10)
Other, net	14	27
Total other income (expense), net	$110	$32
____________________________________________________________
(1) See Note 2, “ACQUISITIONS," to the Consolidated Financial Statements for more details.
Income Tax Expense
Our income tax rates are generally less than the 35 percent U.S. statutory income tax rate primarily because of lower taxes on foreign earnings and research tax credits. Our effective tax rate for 2014 was 28.7 percent compared to 25.1 percent for 2013. The 3.6 percent increase in the effective tax rate from 2013 to 2014 is partially due to a 1.2 percent net tax benefit for one-time items in 2013 that did not repeat in 2014. These 2013 one-time items consisted primarily of the 2012 federal research tax credit that was reinstated during 2013. The additional 2.4 percent increase in tax rate from 2013 to 2014 is attributable primarily to the following unfavorable items that occurred in 2014: a tax law change in the U.K. resulting in a higher limitation on the deductibility of interest; unfavorable changes in the jurisdictional mix of pretax income; and increases in state valuation allowances.

We evaluate the recoverability of our deferred tax assets each quarter by assessing the likelihood of future profitability and available tax planning strategies that could be implemented to realize our net deferred tax assets. At December 31, 2014, we recorded net deferred tax assets of $184 million. These assets included $190 million for the value of tax loss and credit carryforwards. A valuation allowance of $144 million was recorded to reduce the tax assets to the net value management believed was more likely than not to be realized. In the event our operating performance deteriorates, future assessments could conclude that a larger valuation allowance will be needed to further reduce the deferred tax assets.

We expect our 2015 effective tax rate to be 29.5 percent, excluding any discrete items that may arise. The research tax credit expired December 31, 2014, and has not yet been renewed by Congress. If the research credit is reinstated during 2015, we would anticipate the 2015 effective tax rate to be reduced to 28.5 percent, consistent with the 2014 rate of 28.7 percent.
Noncontrolling Interests
Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities. Noncontrolling interests in income of consolidated subsidiaries decreased primarily due to a $23 million decline from the acquisition of the remaining interest in previously consolidated North American distributors since December 31, 2012.
Net Income Attributable to Cummins Inc. and Diluted Earnings Per Share Attributable to Cummins Inc.
Net income and diluted earnings per share attributable to Cummins Inc. increased primarily due to higher gross margin, mainly driven by improved volumes and improved Distribution segment sales related to the consolidation of partially-owned North American distributors since December 31, 2012. These increases were partially offset by higher selling, general and administrative expenses and a higher effective tax rate of 28.7 percent in 2014 versus 25.1 percent in 2013. Diluted earnings per share for 2014 benefited $0.16 from lower shares outstanding, primarily due to purchases under the stock repurchase program.
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

•
Components segment sales increased by 8 percent due to higher sales within the emission solutions business, mainly related to improved on-highway OEM and aftermarket demand in North America, a full year of sales from Hilite which was acquired in the third quarter of 2012, 2013 pre-buy activity in anticipation of the Euro VI emission standards and growth in the medium-duty Brazilian truck market resulting in improved aftertreatment demand.

A more detailed discussion of sales by segment is presented in the "OPERATING SEGMENT RESULTS" section.
Sales to international markets (excluding the U.S. and Canada) were 48 percent of total net sales in 2013, compared with 49 percent of total net sales in 2012.
Gross Margin
Gross margin decreased by $125 million and as a percentage of sales by 0.7 percentage points. The decrease in gross margin as a percentage of sales was primarily due to a decline in demand for high-horsepower engines and gensets, partially offset by improved price realization, lower material and commodity costs and the absence of 2012 restructuring charges of $29 million.
The provision for warranties issued, excluding campaigns, as a percentage of sales was 2.1 percent in both 2013 and 2012. A more detailed discussion of margin by segment is presented in the "OPERATING SEGMENT RESULTS" section.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased primarily due to incremental costs in 2013 related to the acquisition of partially owned North American distributors since June 2012. These costs primarily contributed to increased compensation and related expenses of $57 million, partially offset by lower consulting of $24 million, the absence of 2012 restructuring charges of $20 million and reduced discretionary spending. Higher compensation expense was primarily due to increased headcount to support our strategic growth initiatives. Compensation and related expenses include salaries, fringe benefits and variable compensation. Overall, selling, general and administrative expenses, as a percentage of sales, increased to 11.1 percent in 2013 from 11.0 percent in 2012.
Research, Development and Engineering Expenses
Research, development and engineering expenses decreased primarily due to lower consulting of $30 million and decreased engineering program spending of $23 million, partially offset by increases of $52 million in compensation related expenses. Higher compensation expense was primarily due to increased headcount to support our strategic growth initiatives. Compensation and related expenses include salaries and fringe benefits. Overall, research, development and engineering expenses, as a percentage of sales, decreased to 4.1 percent in 2013 from 4.2 percent in 2012.
Equity, Royalty and Interest Income From Investees
Equity, royalty and interest income from investees decreased primarily due to the following:

In millions	2013 vs. 2012 Increase/(Decrease)
North American distributors	$(18)
Cummins Westport, Inc.	(10)
Beijing Foton Cummins Engine Co., Ltd. (Heavy-duty)	(8)
Tata Cummins, Ltd.	(6)
Dongfeng Cummins Engine Company, Ltd.	11
Beijing Foton Cummins Engine Co., Ltd. (Light-duty)	12
All other	(3)
Cummins share of net income	(22)
Royalty and interest income	(1)
Equity, royalty and interest income from investees	$(23)
The decreases above were primarily due to the consolidation of the partially-owned North American distributors acquired in 2013, unfavorable warranty accruals at Cummins Westport, Inc., an impaired equity investment within Power Generation and additional start-up costs at Beijing Foton Cummins Engine Co., Ltd. (Heavy-duty), partially offset by increased demand at Beijing Foton Cummins Engine Co., Ltd (Light-duty) and Dongfeng Cummins Engine Company, Ltd.
Other Operating Income (Expense), Net
Other operating income (expense), net was as follows:

	Years ended December 31,
In millions	2013	2012
Loss on write off of assets	$(14)	$(6)
Amortization of intangible assets	(11)	(8)
Royalty expense	(4)	(3)
Legal matters	(2)	(20)
Royalty income	20	18
Gain on sale of business	—	6
Other, net	1	3
Total other operating income (expense), net	$(10)	$(10)
Interest Income
Interest income was relatively flat compared to 2012.

Interest Expense
Interest expense increased primarily due to the $1 billion debt issuance in September 2013.
Other Income (Expense), Net
Other income (expense), net was as follows:

	Years ended December 31,
In millions	2013	2012
Gain on marketable securities, net	$13	$3
Gain on fair value adjustment for consolidated investee (1)	12	7
Change in cash surrender value of corporate owned life insurance	12	5
Dividend income	5	7
Gain on sale of equity investment	—	13
Bank charges	(10)	(15)
Foreign currency loss, net	(27)	(14)
Other, net	27	18
Total other income (expense), net	$32	$24
____________________________________________________________
(1) See Note 2, “ACQUISITIONS," to the Consolidated Financial Statements for more details.
Income Tax Expense
Our income tax rates are generally less than the 35 percent U.S. statutory income tax rate primarily because of lower taxes on foreign earnings and research tax credits. Our effective tax rate for 2013 was 25.1 percent compared to 23.5 percent for 2012. As a result of a restructuring of our foreign operations in 2013, our 2013 effective tax rate was approximately 1 percent less than it would have been without restructuring. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law and reinstated the research tax credit back to 2012. As tax law changes are accounted for in the period of enactment, we recognized a $28 million discrete tax benefit in the first quarter of 2013. We also recognized a discrete tax expense of $17 million in the first quarter which primarily related to the write-off of a deferred tax asset deemed unrecoverable. Also included in 2013 was a third quarter discrete net tax expense of $7 million primarily related to U.S. federal tax return true-up adjustments and the third quarter enactment of U.K tax law changes. Additionally, our effective tax rate for 2013 also included a fourth quarter discrete net tax benefit of $21 million primarily due to the release of U.S. deferred tax liabilities related to prior years unremitted income of certain Indian and Mexican subsidiaries now considered to be permanently reinvested, as well as adjustments to our income tax accounts principally based on our 2012 state tax return filings. Our 2012 income tax provision included a one-time $134 million tax benefit which resulted from tax planning strategies and tax return elections made with respect to our U.K. operations.

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
Noncontrolling Interests
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
OPERATING SEGMENT RESULTS
Our reportable operating segments, which consist of the Engine, Distribution, Components and Power Generation segments, use segment EBIT (defined as earnings before interest expense, taxes and noncontrolling interests) as a primary basis for the chief operating decision-maker to evaluate the performance of each of our operating segments. Segment amounts exclude certain expenses not specifically identifiable to segments.
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
Engine Segment Results
Financial data for the Engine segment was as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2014 vs. 2013		2013 vs. 2012
In millions	2014	2013	2012	Amount	Percent	Amount	Percent
External sales	$8,437	$8,270	$9,101	$167	2%	$(831)	(9)%
Intersegment sales	2,525	1,743	1,632	782	45%	111	7%
Total sales	10,962	10,013	10,733	949	9%	(720)	(7)%
Depreciation and amortization	207	205	192	(2)	(1)%	(13)	(7)%
Research, development and engineering expenses	438	416	433	(22)	(5)%	17	4%
Equity, royalty and interest income from investees	147	136	127	11	8%	9	7%
Interest income	12	16	11	(4)	(25)%	5	45%
Segment EBIT	1,225	1,041	1,248	184	18%	(207)	(17)%

				Percentage Points		Percentage Points
Segment EBIT as a percentage of total sales	11.2%	10.4%	11.6%		0.8		(1.2)

Engine segment sales by market were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2014 vs. 2013		2013 vs. 2012
In millions	2014	2013	2012	Amount	Percent	Amount	Percent
Heavy-duty truck	$3,139	$2,705	$2,964	$434	16%	$(259)	(9)%
Medium-duty truck and bus	2,530	2,185	2,091	345	16%	94	4%
Light-duty automotive and RV	1,436	1,300	1,279	136	10%	21	2%
Total on-highway	7,105	6,190	6,334	915	15%	(144)	(2)%
Industrial	3,040	2,996	3,233	44	1%	(237)	(7)%
Stationary power	817	827	1,166	(10)	(1)%	(339)	(29)%
Total sales	$10,962	$10,013	$10,733	$949	9%	$(720)	(7)%
Unit shipments by engine classification (including unit shipments to Power Generation) were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	Amount	Percent	Amount	Percent
Midrange	471,200	446,000	440,500	25,200	6%	5,500	1%
Heavy-duty	122,100	105,400	119,100	16,700	16%	(13,700)	(12)%
High-horsepower	14,800	14,800	19,800	—	—%	(5,000)	(25)%
Total unit shipments	608,100	566,200	579,400	41,900	7%	(13,200)	(2)%
2014 vs. 2013
Sales
Engine segment sales increased versus 2013. The following are the primary drivers by market:

•	Heavy-duty truck engine sales increased due to improved demand in the North American heavy-duty truck market with higher engine shipments of 29 percent.

•	Medium-duty truck and bus sales increased primarily due to market share gains in the North American medium-duty truck and bus markets, partially offset by weaker international demand.

•	Light-duty automotive and RV sales increased primarily due to a 9 percent increase in units shipped to Chrysler.
The increases above were partially offset by unfavorable foreign currency fluctuations (primarily in Brazil and India).
Total on-highway-related sales for 2014 were 65 percent of total engine segment sales, compared to 62 percent in 2013.
Segment EBIT
Engine segment EBIT increased versus 2013, primarily due to higher gross margin and higher equity, royalty and interest income from investees, partially offset by higher selling, general and administrative expenses and higher research, development and engineering expenses. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Year ended December 31, 2014 vs. 2013
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$274	13%	0.6
Selling, general and administrative expenses	(67)	(8)%	0.1
Research, development and engineering expenses	(22)	(5)%	0.2
Equity, royalty and interest income from investees	11	8%	(0.1)

The increase in gross margin versus 2013 was primarily due to higher volumes, favorable mix, decreased material and commodity costs and improved pricing. The increase in selling, general and administrative expenses was primarily due to increased headcount and higher variable compensation expense. The increase in research, development and engineering expenses was primarily due to lower expense recovery, increased consulting, increased variable compensation and increased investment to support new product initiatives. The increase in equity, royalty and interest income from investees was primarily due to higher earnings at Beijing Foton Cummins Engine Co., Ltd. (Light-duty).
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
The decrease in gross margin versus 2012 was primarily due to unfavorable product mix and lower high-horsepower volumes, partially offset by improved price realization, decreased material and commodity costs and favorable foreign currency fluctuations. The decrease in selling, general and administrative expenses was primarily due to lower discretionary spending and the absence of restructuring charges incurred in 2012, partially offset by increased headcount. The decrease in research, development and engineering expenses was primarily due to lower discretionary spending in 2013, partially offset by increases in new product development spending and increased headcount to support our strategic growth initiatives. The increase in equity, royalty and interest income from investees was primarily due to higher earnings at Beijing Foton Cummins Engine Co., Ltd. within the light-duty business and Dongfeng Cummins Engine Company, Ltd., partially offset by lower earnings at Beijing Foton Engine Company, Ltd. (Heavy-duty) in anticipation of production in the second quarter of 2014.

Distribution Segment Results
Financial data for the Distribution segment was as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2014 vs. 2013		2013 vs. 2012
In millions	2014	2013	2012	Amount	Percent	Amount	Percent
External sales	$5,135	$3,726	$3,261	$1,409	38%	$465	14%
Intersegment sales	39	23	16	16	70%	7	44%
Total sales	5,174	3,749	3,277	1,425	38%	472	14%
Depreciation and amortization	86	54	34	(32)	(59)%	(20)	(59)%
Research, development and engineering expenses	9	6	6	(3)	(50)%	—	—%
Equity, royalty and interest income from investees	148	165	188	(17)	(10)%	(23)	(12)%
Interest income	4	2	2	2	100%	—	—%
Segment EBIT (1)	491	388	369	103	27%	19	5%

				Percentage Points		Percentage Points
Segment EBIT as a percentage of total sales (2)	9.5%	10.3%	11.3%		(0.8)		(1.0)
_______________________________________________________________________________

(1)
Segment EBIT for 2014 and 2013 included gains of $73 million and $12 million, respectively, resulting from acquisitions of controlling interests in North American distributors. See Note 2, "ACQUISITIONS," to the Consolidated Financial Statements for further information.

(2)	North American distributor acquisitions will increase Distribution segment EBIT, however the acquisitions will be dilutive to EBIT as a percentage of sales.
Sales for our Distribution segment by region were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2014 vs. 2013		2013 vs. 2012
In millions	2014	2013	2012	Amount	Percent	Amount	Percent
North & Central America	$2,765	$1,470	$901	$1,295	88%	$569	63%
Europe, CIS and China	908	862	890	46	5%	(28)	(3)%
Asia Pacific	794	758	820	36	5%	(62)	(8)%
Middle East	208	198	193	10	5%	5	3%
Africa	187	142	154	45	32%	(12)	(8)%
India	157	170	181	(13)	(8)%	(11)	(6)%
South America	155	149	138	6	4%	11	8%
Total sales	$5,174	$3,749	$3,277	$1,425	38%	$472	14%
Sales for our Distribution segment by product were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2014 vs. 2013		2013 vs. 2012
In millions	2014	2013	2012	Amount	Percent	Amount	Percent
Parts and filtration	$1,924	$1,465	$1,235	$459	31%	$230	19%
Power generation	1,163	931	807	232	25%	124	15%
Engines	1,061	713	665	348	49%	48	7%
Service	1,026	640	570	386	60%	70	12%
Total sales	$5,174	$3,749	$3,277	$1,425	38%	$472	14%

2014 vs. 2013
Sales
Distribution segment sales increased versus 2013 primarily due to $1.2 billion of segment sales related to the consolidation of partially-owned North American distributors since December 31, 2012, $290 million of organic sales growth primarily in North America, Asia Pacific, Africa, Europe and the Middle East and $56 million of segment sales related to the acquisition of international distributors. These increases were partially offset by unfavorable foreign currency fluctuations and decreased demand in India.
Segment EBIT
Distribution segment EBIT increased versus 2013, primarily due to the acquisitions of North American distributors, partially offset by unfavorable foreign currency fluctuations (primarily in Australia and Canada), higher selling, general and administrative expenses and lower equity, royalty and interest income from investees. The acquisitions resulted in gains of $73 million and $12 million for 2014 and 2013, respectively, related to the remeasurement of our pre-existing ownership interests in accordance with GAAP, which were partially offset by $36 million and $14 million of amortization of intangible assets in 2014 and 2013, respectively, for acquisitions since December 31, 2012. The decrease in equity, royalty and interest income from investees was the result of the acquisition of North American distributors since December 31, 2012. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Year ended December 31, 2014 vs. 2013
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$208	31%	(0.9)
Selling, general and administrative expenses	(144)	(32)%	0.6
Equity, royalty and interest income from investees	(17)	(10)%	(1.5)
2013 vs. 2012
Sales
Distribution segment sales increased versus 2012 primarily due to $507 million of incremental sales in 2013 related to the acquisition of partially-owned North American distributors since June 2012. These increases were partially offset by decreased engine product sales, primarily due to a significant slowdown in the North American oil and gas markets, and by unfavorable foreign currency fluctuations. Excluding acquisition related sales, all other changes were relatively flat versus 2012.
Segment EBIT
Distribution segment EBIT increased versus 2012, primarily due to higher gross margin as a result of the acquisition and consolidation of partially owned North American distributors in 2013. This increase was partially offset by unfavorable foreign currency fluctuations, higher selling, general and administrative expenses and lower equity, royalty and interest income from investees as a result of the acquisitions. Amortization of intangible assets related to these acquisitions also negatively impacted EBIT for 2013. These acquisitions resulted in a $12 million gain related to the remeasurement of our pre-existing ownership interest in 2013, compared to a $7 million gain related to the remeasurement of our pre-existing 35 percent ownership in Central Power in 2012. Distribution segment EBIT also included restructuring and other charges of $14 million in 2012. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Year ended December 31, 2013 vs. 2012
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$75	13%	(0.3)
Selling, general and administrative expenses	(30)	(7)%	0.8
Equity, royalty and interest income from investees	(23)	(12)%	(1.3)

Components Segment Results
Financial data for the Components segment was as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2014 vs. 2013		2013 vs. 2012
In millions	2014	2013	2012	Amount	Percent	Amount	Percent
External sales	$3,791	$3,151	$2,809	$640	20%	$342	12%
Intersegment sales	1,327	1,191	1,203	136	11%	(12)	(1)%
Total sales	5,118	4,342	4,012	776	18%	330	8%
Depreciation and amortization	106	96	82	(10)	(10)%	(14)	(17)%
Research, development and engineering expenses	230	218	213	(12)	(6)%	(5)	(2)%
Equity, royalty and interest income from investees	36	28	29	8	29%	(1)	(3)%
Interest income	4	3	3	1	33%	—	—%
Segment EBIT	684	527	426	157	30%	101	24%

				Percentage Points		Percentage Points
Segment EBIT as a percentage of total sales	13.4%	12.1%	10.6%		1.3		1.5
Sales for our Components segment by business were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2014 vs. 2013		2013 vs. 2012
In millions	2014	2013	2012	Amount	Percent	Amount	Percent
Emission solutions	$2,343	$1,791	$1,415	$552	31%	$376	27%
Turbo technologies	1,222	1,115	1,106	107	10%	9	1%
Filtration	1,075	1,028	1,048	47	5%	(20)	(2)%
Fuel systems	478	408	443	70	17%	(35)	(8)%
Total sales	$5,118	$4,342	$4,012	$776	18%	$330	8%
2014 vs. 2013
Sales
Components segment sales increased versus 2013 in all lines of business and across most markets. The following were the primary drivers by business:

•
Emission solutions business sales increased primarily due to improved demand in the North American on-highway markets and increased demand for our products in Europe and China to meet new emission requirements. The increases were partially offset by lower demand in Brazil.

•	Turbo technologies business sales increased as a result of improved on-highway demand in North America and Europe, partially offset by lower demand in Brazil.

•
Fuel systems business sales increased due to improved demand in the North American on-highway markets, the new Beijing Foton ISG engine that went into production during the second quarter of 2014 in China and increased aftermarket demand.

The increases above were partially offset by unfavorable foreign currency fluctuations primarily in Brazil and South Africa, partially offset by Europe.
Segment EBIT
Components segment EBIT increased versus 2013, primarily due to higher gross margin and higher equity, royalty and interest income from investees, partially offset by higher selling, general and administrative expenses and higher research, development and engineering expenses. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Year ended December 31, 2014 vs. 2013
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$191	19%	0.3
Selling, general and administrative expenses	(51)	(19)%	—
Research, development and engineering expenses	(12)	(6)%	0.5
Equity, royalty and interest income from investees	8	29%	0.1
The increase in gross margin was primarily due to higher volumes, mainly in the emission solutions business and lower material and commodity costs, partially offset by unfavorable pricing and unfavorable foreign currency adjustments (primarily in Europe). The increase in selling, general and administrative expenses was primarily due to higher headcount to support business growth. The increase in research, development and engineering expenses was primarily due to higher headcount to support our strategic growth initiatives, partially offset by increased expense recovery.
2013 vs. 2012
Sales
Components segment sales increased versus 2012 primarily due to increased sales within the emission solutions business, mainly related to the following:

•	Improved on-highway OEM and aftermarket demand in North America.

•	The impact of our 2012 acquisition of Hilite experienced in Western Europe, which resulted in $77 million of related incremental sales in 2013 compared to 2012.

•	Western European pre-buy activity in anticipation of the Euro VI emission standards beginning in the first quarter of 2014.

•	Growth in the medium-duty Brazilian truck market which resulted in improved aftertreatment demand.
The increases above were partially offset by the following:

•	Foreign currency fluctuations unfavorably impacted sales results.

•	Fuel systems business sales decreased primarily due to lower demand in North American on-highway markets and lower demand in Europe, partially offset by increased aftermarket demand.
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
The increase in gross margin was primarily due to higher volumes in the emission solutions business and lower material and commodity costs in several businesses, partially offset by increased warranty costs and unfavorable foreign currency fluctuations. The decrease in selling, general and administrative expenses was primarily due to lower discretionary spending in 2013, partially offset by increased compensation and variable compensation expense. The increase in research, development and engineering expenses was primarily due to higher headcount to support our strategic growth initiatives and new product development spending, partially offset by lower consulting expenses.

Power Generation Segment Results
Financial data for the Power Generation segment was as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2014 vs. 2013		2013 vs. 2012
In millions	2014	2013	2012	Amount	Percent	Amount	Percent
External sales	$1,858	$2,154	$2,163	$(296)	(14)%	$(9)	—%
Intersegment sales	1,038	877	1,105	161	18%	(228)	(21)%
Total sales	2,896	3,031	3,268	(135)	(4)%	(237)	(7)%
Depreciation and amortization	53	50	47	(3)	(6)%	(3)	(6)%
Research, development and engineering expenses	77	73	76	(4)	(5)%	3	4%
Equity, royalty and interest income from investees	39	32	40	7	22%	(8)	(20)%
Interest income	3	6	9	(3)	(50)%	(3)	(33)%
Segment EBIT	168	218	285	(50)	(23)%	(67)	(24)%

				Percentage Points		Percentage Points
Segment EBIT as a percentage of total sales	5.8%	7.2%	8.7%		(1.4)		(1.5)
Sales for our Power Generation segment by business were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2014 vs. 2013		2013 vs. 2012
In millions	2014	2013	2012	Amount	Percent	Amount	Percent
Power products	$1,669	$1,725	$1,654	$(56)	(3)%	$71	4%
Power systems	631	656	757	(25)	(4)%	(101)	(13)%
Alternators	449	496	566	(47)	(9)%	(70)	(12)%
Power solutions	147	154	291	(7)	(5)%	(137)	(47)%
Total sales	$2,896	$3,031	$3,268	$(135)	(4)%	$(237)	(7)%
2014 vs. 2013
Sales
Power Generation segment sales decreased in all lines of business and across most markets versus 2013, primarily due to lower industrial activity. The following are the primary drivers by business:

•
Power products sales decreased primarily due to lower demand in North America driven by declining military sales and lower demand in India, Mexico and Russia, partially offset by increases in China, Africa and Western Europe.

•	Alternators sales decreased due to lower demand in Western Europe, India and Asia, partially offset by increased demand in the U.K. and China.

•	Power systems sales decreased primarily due to reduced demand in North America and Western Europe, partially offset by higher demand in Latin America and Brazil.

•	Foreign currency fluctuations unfavorably impacted sales (primarily in India and Brazil).
Operating Actions
Power Generation took multiple actions in the fourth quarter of 2014 to reduce its future cost structure. Costs associated with these actions were $32 million and are primarily related to the closure of a plant in Germany. We also initiated other targeted actions throughout the business including various headcount reductions to better align capacity with the current levels of demand. These actions resulted in a Power Generation headcount reduction of approximately 250 employees and unfavorable impacts to gross margin of $22 million, selling, general and administrative expense of $6 million and research and development expenses of $4 million. The majority of these costs were accrued as of December 31, 2014, and will be paid in 2015.

Segment EBIT
Power Generation segment EBIT decreased versus 2013, primarily due to lower gross margin, higher selling, general and administrative expenses and higher research, development and engineering expenses, partially offset by higher equity, royalty and interest income from investees. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Year ended December 31, 2014 vs. 2013
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$(32)	(6)%	(0.2)
Selling, general and administrative expenses	(16)	(5)%	(1.0)
Research, development and engineering expenses	(4)	(5)%	(0.3)
Equity, royalty and interest income from investees	7	22%	0.2
The decrease in gross margin versus 2013 was primarily due to lower volume, operating actions taken in the fourth quarter of 2014 and unfavorable foreign currency fluctuations (primarily in Europe), partially offset by higher warranty costs and favorable mix. The increase in selling, general and administrative expenses and research, development and engineering expenses was primarily due to operating actions taken in the fourth quarter of 2014 and higher compensation expenses. The favorable increase in equity, royalty and interest income from investees was due to an $8 million impairment charge of an equity method investment in 2013.
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
Segment EBIT
Power Generation segment EBIT decreased versus 2012, primarily due to lower gross margin, partially offset by lower selling, general and administrative expenses. Power Generation segment EBIT for 2013 included an $8 million legal settlement and an $8 million impairment charge for the write-off of an equity method investment, while segment EBIT for 2012 included restructuring and other charges of $12 million. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Year ended December 31, 2013 vs. 2012
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$(70)	(11)%	(0.9)
Selling, general and administrative expenses	14	4%	(0.3)
Research, development and engineering expenses	3	4%	(0.1)
Equity, royalty and interest income from investees	(8)	(20)%	(0.1)

The decrease in gross margin versus 2012 was due to lower volumes, partially offset by improved price realization and favorable foreign currency fluctuations. The decreases in selling, general and administrative expenses and research, development and engineering expenses were primarily due to the absence of restructuring charges incurred in the fourth quarter of 2013 and lower discretionary spending to align with slowing demand in key markets. The decrease in equity, royalty and interest income from investees was due to an $8 million impairment charge of an equity method investment in 2013.
Reconciliation of Segment EBIT to Income Before Income Taxes

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Income.

	Years ended December 31,
In millions	2014	2013	2012
Total segment EBIT	$2,568	$2,174	$2,328
Non-segment EBIT (1)	(70)	(14)	(25)
Total EBIT	2,498	2,160	2,303
Less: Interest expense	64	41	32
Income before income taxes	$2,434	$2,119	$2,271
_______________________________________________
(1) Includes intersegment sales and profit in inventory eliminations and unallocated corporate expenses. The year ended December 31, 2012, included a $20 million charge ($12 million after-tax) related to legal matters. The gains and losses have been excluded from segment results as they were not considered in our evaluation of operating results for the year ended December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES
Management's Assessment of Liquidity
Our financial condition and liquidity remain strong. Our solid balance sheet and credit ratings enable us to have ready access to credit and the capital markets.
We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities. We generate significant ongoing cash flow, which has been used, in part, to fund repurchases of common stock, capital expenditures, dividends on our common stock and acquisitions. Cash provided by operations is our principal source of liquidity. As of December 31, 2014, other sources of liquidity included:

•	cash and cash equivalents of $2.3 billion, of which approximately 41 percent was located in the U.S. and 59 percent was located outside the U.S., primarily in the U.K., China, Singapore and Belgium,

•	revolving credit facility with $1.73 billion available, net of letters of credit,

•	international and other domestic short-term credit facilities with $261 million available and

•
marketable securities of $93 million, of which 65 percent is located in India, 29 percent is located in the U.S., and 6 percent is located in Brazil and the majority of which could be liquidated into cash within a few days.

Our revolving credit agreement provides us with a $1.75 billion unsecured revolving credit facility, the proceeds of which are to be used for our general corporate purposes. In the fourth quarter of 2014, we exercised our option to extend the maturity date of our revolving credit agreement by one year from November 9, 2017, to November 9, 2018. See Note 9, "DEBT," to our Consolidated Financial Statements for further information. The credit agreement includes one financial covenant: a leverage ratio. The required leverage ratio, which measures the sum of total debt plus securitization financing to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) for the four fiscal quarters may not exceed 3.25 to 1.0. At December 31, 2014, our leverage ratio was 0.6 to 1.0.
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
A significant portion of our cash flow is generated outside the U.S. As of December 31, 2014, the total of cash, cash equivalents and marketable securities held by foreign subsidiaries was $1.4 billion, the vast majority of which was located in the U.K., China, Singapore, Belgium and India. The geographic location of our cash and marketable securities aligns well with our business growth strategy. We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. As a result, we do not anticipate any local liquidity restrictions to preclude us from funding our targeted expansion or operating needs with local resources.
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
The maturity schedule of our existing long-term debt does not require significant cash outflows in the intermediate term. Required annual principal payments range from $11 million to $28 million over each of the next five years.

Working Capital Summary
We fund our working capital with cash from operations and short-term borrowings when necessary. Various assets and liabilities, including short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. As a result, working capital is a prime focus of management attention.

			Change 2014 vs. 2013
In millions	2014	2013	Amount	Percent
Cash and cash equivalents	$2,301	$2,699	$(398)	(15)%
Marketable securities	93	150	(57)	(38)%
Accounts and notes receivable, net	2,946	2,649	297	11%
Inventories	2,866	2,381	485	20%
Prepaid expenses and other current assets	849	760	89	12%
Current assets	9,055	8,639	416	5%

Current maturity of long-term debt, accounts and loans payable	1,990	1,625	365	22%
Current portion of accrued product warranty	363	360	3	1%
Accrued compensation, benefits and retirement costs	508	433	75	17%
Taxes payable (including taxes on income)	70	99	(29)	(29)%
Other accrued expenses	1,090	851	239	28%
Current liabilities	4,021	3,368	653	19%

Working capital	$5,034	$5,271

Current ratio	2.25	2.57
Days’ sales in receivables	53	54
Inventory turnover	5.3	5.4
Current assets increased 5 percent compared to 2013, primarily due to increases in inventories and accounts and notes receivable principally due to the acquisitions of North American distributors in 2014. The increases were partially offset by a decrease in cash and marketable securities, primarily due to lower proceeds from borrowings and $670 million of share repurchases in 2014.
Current liabilities increased 19 percent compared to 2013, primarily due to an increase in trade accounts payable and an increase in other accrued expenses.
Inventory turnover decreased 0.1 turns compared to 2013. The decrease was primarily due to higher inventory balances related to the consolidation of six North American distributors in 2014, which added $379 million of inventory at December 31, 2014.
Cash Flows
Cash and cash equivalents decreased $398 million during 2014, compared to an increase of $1,330 million during the comparable period in 2013. The changes impacting cash and cash equivalents were as follows:

Operating Activities

	Years ended December 31,			Change
In millions	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Consolidated net income	$1,736	$1,588	$1,738	$148	$(150)
Depreciation and amortization	455	407	361	48	46
Gain on fair value adjustment for consolidated investees	(73)	(12)	(7)	(61)	(5)
Deferred income taxes	31	100	116	(69)	(16)
Equity in income of investees, net of dividends	(100)	(62)	(15)	(38)	(47)
Pension contributions in excess of expense	(148)	(82)	(68)	(66)	(14)
Other post-retirement benefits payments in excess of expense	(27)	(25)	(21)	(2)	(4)
Stock-based compensation expense	36	37	36	(1)	1
Translation and hedging activities	(13)	17	—	(30)	17
Changes in current assets and liabilities, net of acquisitions
Accounts and notes receivable	(89)	(148)	87	59	(235)
Inventories	(256)	(46)	(32)	(210)	(14)
Other current assets	1	212	(60)	(211)	272
Accounts payable	244	163	(256)	81	419
Accrued expenses	168	(246)	(514)	414	268
Changes in other liabilities and deferred revenue	282	211	214	71	(3)
Other, net	19	(25)	(47)	44	22
Net cash provided by operating activites	$2,266	$2,089	$1,532	$177	$557
2014 vs. 2013
Net cash provided by operating activities increased versus 2013 primarily due to higher consolidated net income and favorable working capital fluctuations, partially offset by unfavorable deferred income taxes and higher pension contributions in excess of expense. During 2014, the lower working capital resulted in a cash inflow of $68 million compared to a cash outflow of $65 million in 2013. This change of $133 million was primarily driven by an increase in accrued expenses and accounts payable, partially offset by an increase in other current assets and inventories in 2014, versus the comparable period in 2013. The increase in accrued expenses was primarily due to higher income taxes payable, while the change in other current assets was largely due to the receipt of an income tax refund in 2013.
Pensions
The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans. In 2014, the investment return on our U.S. pension trust was 13.3 percent while our U.K. pension trust return was 16.8 percent. Approximately 78 percent of our pension plan assets are held in highly liquid investments such as fixed income and equity securities. The remaining 22 percent of our plan assets are held in less liquid, but market valued investments, including real estate, private equity and insurance contracts. We made $205 million of pension contributions in 2014, including $111 million of voluntary contributions. Claims and premiums for other postretirement benefits approximated $45 million, net of reimbursements, in 2014. These contributions and payments include transfers from our funds either to increase pension plan assets or to make direct payments to plan participants. We anticipate making total contributions of $175 million to our defined benefit pension plans in 2015. Expected contributions to our defined benefit pension plans in 2015 will meet or exceed the current funding requirements.
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

Investing Activities

	Years ended December 31,			Change
In millions	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Capital expenditures	$(743)	$(676)	$(690)	$(67)	$14
Investments in internal use software	(55)	(64)	(87)	9	23
Investments in and advances to equity investees	(60)	(42)	(70)	(18)	28
Acquisitions of businesses, net of cash acquired	(436)	(147)	(215)	(289)	68
Investments in marketable securities—acquisitions	(275)	(418)	(561)	143	143
Investments in marketable securities—liquidations	336	525	585	(189)	(60)
Purchases of other investments	—	(40)	—	40	(40)
Cash flows from derivatives not designated as hedges	(14)	1	12	(15)	(11)
Other, net	13	15	44	(2)	(29)
Net cash used in investing activities	$(1,234)	$(846)	$(982)	$(388)	$136
2014 vs. 2013
Net cash used in investing activities increased versus 2013 primarily due to higher cash investment for the acquisition of businesses in 2014 and higher capital expenditures, partially offset by reduced purchases of corporate owned life insurance.
In 2014, we spent $436 million, net of cash acquired, on acquisitions of businesses in the Distribution segment. We plan to spend an additional $170 million to $210 million on North American distributor acquisitions and related debt retirements in 2015.
Capital expenditures were $743 million in 2014 compared to $676 million in 2013. Despite the challenging international economies, we continue to invest in new product lines and targeted capacity expansions. We plan to spend between $750 million and $850 million in 2015 as we continue with product launches, facility improvements and prepare for future emission standards. Approximately 50 percent of our capital expenditures are expected to be invested outside of the U.S. in 2015.
2013 vs. 2012
Net cash used in investing activities decreased versus 2012 primarily due to lower net investments in marketable securities, lower cash investments in acquisitions of businesses and lower investments in and advances to equity investees, partially offset by purchases of corporate owned life insurance.
Financing Activities

	Years ended December 31,			Change
In millions	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Proceeds from borrowings	$55	$1,004	$64	$(949)	$940
Payments on borrowings and capital lease obligations	(94)	(90)	(145)	(4)	55
Distributions to noncontrolling interests	(83)	(75)	(62)	(8)	(13)
Dividend payments on common stock	(512)	(420)	(340)	(92)	(80)
Repurchases of common stock	(670)	(381)	(256)	(289)	(125)
Other, net	(39)	14	45	(53)	(31)
Net cash (used in) provided by financing activities	$(1,343)	$52	$(694)	$(1,395)	$746
2014 vs. 2013
Net cash used in financing activities increased versus 2013 primarily due to lower proceeds from borrowings. In September 2013, we issued $1 billion aggregate principal amount of senior notes consisting of $500 million aggregate principal amount of 3.65% senior unsecured notes due in 2023 and $500 million aggregate principal amount of 4.875% senior unsecured notes due in 2043. Net proceeds from the issuance were $979 million.
Our total debt was $1.7 billion at December 31, 2014, compared with $1.7 billion at December 31, 2013. Total debt as a percent of our total capital (total capital defined as debt plus equity) was 17.3 percent at December 31, 2014, compared with 18.1 percent at December 31, 2013.

2013 vs. 2012
Net cash provided by financing activities increased versus 2012 primarily due to proceeds from the issuance of senior notes and lower payments on borrowings and capital lease obligations, partially offset by higher repurchases of common stock and higher dividend payments.
Our total debt was $1.7 billion as of December 31, 2013, compared with $775 million as of December 31, 2012. Total debt as a percent of our total capital was 18.1 percent at December 31, 2013, compared with 10.0 percent at December 31, 2012.
Repurchase of Common Stock
We repurchased $670 million of common stock under the 2012 Board of Directors authorized plan during 2014. Quarterly purchases were as follows:

In millions (except per share amounts) For each quarter ended	Shares Purchased	Average Cost Per Share	Total Cost of Repurchases	Remaining Authorized Capacity (1)
March 30	3.0	$139.70	$419	$425
June 29	0.1	148.11	11	415
September 28	1.2	139.76	175	240
December 31	0.5	132.66	65	174
Total	4.8	$139.12	$670	$174
___________________________________________________________
(1) The remaining authorized capacity is calculated based on the cost to purchase the shares, but excludes commission expenses according to the Board of Directors authorization.
In July 2014, our Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon the completion of the 2012 repurchase plan.
Quarterly Dividends
Total dividends paid to common shareholders in 2014, 2013 and 2012 were $512 million, $420 million and $340 million respectively. Declaration and payment of dividends in the future depends upon our income and liquidity position, among other factors, and is subject to declaration by our Board of Directors, who meet quarterly to consider our dividend payment. We expect to fund dividend payments with cash from operations.
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

	Quarterly Dividends
	2014	2013	2012
First quarter	$0.625	$0.50	$0.40
Second quarter	0.625	0.50	0.40
Third quarter	0.78	0.625	0.50
Fourth quarter	0.78	0.625	0.50
Total	$2.81	$2.25	$1.80
Credit Ratings
A number of our contractual obligations and financing agreements, such as our revolving credit facility, have restrictive covenants and/or pricing modifications that may be triggered in the event of downward revisions to our corporate credit rating. There were no downgrades of our credit ratings in 2014 that have impacted these covenants or pricing modifications. In December 2014, Moody's Investors Service, Inc. raised our rating to 'A2' and confirmed our outlook as stable. In October 2014, Fitch Ratings reaffirmed our rating and outlook. In August 2014, Standard & Poor's Ratings Services raised our rating to 'A+' and confirmed our outlook as stable.

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

Credit Rating Agency	Senior L-T Debt Rating	Outlook
Standard & Poor’s Rating Services	A+	Stable
Fitch Ratings	A	Stable
Moody’s Investors Service, Inc.	A2	Stable

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS
A summary of payments due for our contractual obligations and commercial commitments, as of December 31, 2014, is as follows:

Contractual Cash Obligations
In millions	2015	2016-2017	2018-2019	After 2019	Total
Loans payable	$86	$—	$—	$—	$86
Long-term debt and capital lease obligations(1)	121	225	194	3,010	3,550
Operating leases	152	223	152	105	632
Capital expenditures	218	53	—	—	271
Purchase commitments for inventory	644	—	—	—	644
Other purchase commitments	378	85	16	11	490
Pension funding(2)	87	—	—	—	87
Other postretirement benefits	40	74	64	230	408
Total	$1,726	$660	$426	$3,356	$6,168
___________________________________________________________

(1)	Includes principal payments and expected interest payments based on the terms of the obligations.

(2)	We are contractually obligated in the U.K. to fund $87 million in 2015; however, our expected total pension contributions for 2015, including the U.K., are approximately $175 million.
The contractual obligations reported above exclude our unrecognized tax benefits of $174 million as of December 31, 2014. We are not able to reasonably estimate the period in which cash outflows relating to uncertain tax contingencies could occur. See Note 4, "INCOME TAXES," to the Consolidated Financial Statements for further details.
Our other commercial commitments as of December 31, 2014, are as follows

Other Commercial Commitments
In millions	2015	2016-2017	2018-2019	After 2019	Total
Standby letters of credit under revolving credit agreements	$23	$1	$—	$—	$24
International and other domestic letters of credit	46	30	—	7	83
Performance and excise bonds	70	6	—	—	76
Guarantees, indemnifications and other commitments	4	1	—	—	5
Total	$143	$38	$—	$7	$188
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
Warranty Programs
We estimate and record a liability for base warranty programs at the time our products are sold. Our estimates are based on historical experience and reflect management's best estimates of expected costs at the time products are sold and subsequent adjustment to those expected costs when actual costs differ. As a result of the uncertainty surrounding the nature and frequency of product recall programs, the liability for such programs is recorded when we commit to a recall action or when a recall becomes probable and estimable, which generally occurs when it is announced. Our warranty liability is generally affected by component failure rates, repair costs and the point of failure within the product life cycle. Future events and circumstances related to these factors could materially change our estimates and require adjustments to our liability. New product launches require a greater use of judgment in developing estimates until historical experience becomes available. Product specific experience is typically available four or five quarters after product launch, with a clear experience trend evident eight quarters after launch. We generally record warranty expense for new products upon shipment using a preceding product's warranty history and a multiplicative factor based upon preceding similar product experience and new product assessment until sufficient new product data is available for warranty estimation. We then use a blend of actual new product experience and preceding product historical experience for several subsequent quarters, and new product specific experience thereafter. Note 10, "PRODUCT WARRANTY LIABILITY," to our Consolidated Financial Statements contains a summary of the activity in our warranty liability account for 2014 and 2013 including adjustments to pre-existing warranties.
Accounting for Income Taxes
We determine our income tax expense using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits of tax loss and credit carryforwards are also recognized as deferred tax assets. We evaluate the recoverability of our deferred tax assets each quarter by assessing the likelihood of future profitability and available tax planning strategies that could be implemented to realize our net deferred tax assets. At December 31, 2014, we recorded net deferred tax assets of $184 million. These assets included $190 million for the value of tax loss and credit carryforwards. A valuation allowance of $144 million was recorded to reduce the tax assets to the net value management believed was more likely than not to be realized. In the event our operating performance deteriorates, future assessments could conclude that a larger valuation allowance will be needed to further reduce the deferred tax assets. In addition, we operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. We accrue for the estimated additional tax and interest that may result from tax authorities disputing uncertain tax positions we have taken and we believe we have made adequate provision for income taxes for all years that are subject to audit based upon the latest information available. A more complete description of our income taxes and the future benefits of our tax loss and credit carryforwards is disclosed in Note 4, "INCOME TAXES," to our Consolidated Financial Statements.
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

The expected long-term return on plan assets is used in calculating the net periodic pension cost. We considered several factors in developing our expected rate of return on plan assets. The long-term rate of return considers historical returns and expected returns on current and projected asset allocations and is generally applied to a five-year average market value of return. Projected returns are based primarily on broad, publicly traded fixed income and equity indices and forward-looking estimates of active portfolio and investment management. As of December 31, 2014, based upon our target asset allocations, it is anticipated that our U.S. investment policy will generate an average annual return over the 10-year projection period equal to or in excess of 7.5 percent approximately 20 percent of the time while returns of 8.0 percent or greater are anticipated 15 percent of the time. We expect additional positive returns from active investment management. The 2014 one-year return of 13.3 percent, combined with the very favorable returns since 2010, has resulted in approximately $470 million of actuarial gains in accumulated other comprehensive income over the past five years. Based on the historical returns and forward-looking return expectations, we believe an investment return assumption of 7.5 percent per year in 2015 for U.S. pension assets is reasonable.
The methodology used to determine the rate of return on pension plan assets in the U.K. was based on establishing an equity-risk premium over current long-term bond yields adjusted based on target asset allocations. As of December 31, 2014, based upon our target asset allocations, it is anticipated that our U.K. investment policy will generate an average annual return over the 20-year projection period equal to or in excess of 5.2 percent approximately 50 percent of the time while returns of 6.1 percent or greater are anticipated 25 percent of the time. We expect additional positive returns from active investment management. The one-year return for our U.K. plan was 16.8 percent for 2014, and similar to our U.S. plan, the strong returns over the past five years have resulted in approximately $285 million of actuarial gains in accumulated other comprehensive income. Our strategy with respect to our investments in pension plan assets is to be invested with a long-term outlook. Therefore, the risk and return balance of our asset portfolio should reflect a long-term horizon. Based on the historical returns and forward-looking return expectations, we believe an investment return assumption of 5.8 percent in 2015 for U.K. pension assets is reasonable. Our pension plan asset allocations at December 31, 2014 and 2013 and target allocation for 2015 are as follows:

	U.S. Plans			U.K. Plans
	Target Allocation	Percentage of Plan Assets at December 31,		Target Allocation	Percentage of Plan Assets at December 31,
Investment description	2015	2014	2013	2015	2014	2013
Fixed income	64.0%	65.7%	57.4%	50.0%	56.0%	46.9%
Equity securities	22.0%	22.9%	30.5%	25.5%	32.0%	39.5%
Real estate/other	14.0%	11.4%	12.1%	24.5%	12.0%	13.6%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
The differences between the actual return on plan assets and expected long-term return on plan assets are recognized in the asset value used to calculate net periodic cost over five years. The table below sets forth the expected return assumptions used to develop our pension cost for the period 2012-2014 and our expected rate of return for 2015.

	Long-term Expected Return Assumptions
	2015	2014	2013	2012
U.S. plans	7.50%	7.50%	8.00%	8.00%
U.K. plans	5.80%	5.80%	5.80%	6.50%
A lower expected rate of return will increase our net periodic pension cost and reduce profitability.
GAAP for pensions offers various acceptable alternatives to account for the differences that eventually arise between the estimates used in the actuarial valuations and the actual results. It is acceptable to delay or immediately recognize these differences. Under the delayed recognition alternative, changes in pension obligation (including those resulting from plan amendments) and changes in the value of assets set aside to meet those obligations are not recognized in net periodic pension cost as they occur but are recognized initially in comprehensive income and subsequently amortized as components of net periodic pension cost systematically and gradually over future periods. In addition to this approach, GAAP also allows immediate recognition of actuarial gains or losses. Immediate recognition introduces volatility in financial results. We have chosen to delay recognition and amortize actuarial differences over future periods. If we adopted the immediate recognition approach, we would record a loss of $897 million ($614 million after-tax) from cumulative actuarial net losses for our U.S. and U.K. pension plans.

The difference between the expected return and the actual return on plan assets is deferred from recognition in our results of operations and, under certain circumstances such as when the difference exceeds 10 percent of the market value of plan assets or the projected benefit obligation (PBO), amortized over future years of service. This is also true of changes to actuarial assumptions. As of December 31, 2014, we had net pension actuarial losses of $611 million and $286 million for the U.S. and U.K. pension plans, respectively. Under GAAP, the actuarial gains and losses are recognized and recorded in accumulated other comprehensive loss. Net actuarial losses decreased our shareholders' equity by $78 million (after-tax) in 2014. The losses were due to liability losses from lower U.S. and U.K. discount rates, partially offset by improved plan asset performance for both the U.S. and U.K. plans. As these amounts exceed 10 percent of our PBO, the excess is amortized over the average remaining service lives of participating employees.
The table below sets forth the net periodic pension cost for the period 2012-2014 and our expected cost for 2015.

In millions	2015	2014	2013	2012
Net periodic pension cost	$58	$57	$87	$64
We expect 2015 net periodic pension cost to remain flat when compared to 2014, due to lower discount rates in the U.S. and U.K. and unfavorable mortality demographics in the U.S., offset by favorable expected return on asset performance in both the U.S. and U.K. The decrease in periodic pension cost in 2014 compared to 2013 was due to reduced loss amortizations resulting from improved U.S. asset performance and a higher discount rate. The increase in periodic pension cost in 2013 compared to 2012 was due to unfavorable impacts of higher service cost due to increased headcount, decreased discount rates and lower expected asset returns for our U.K. plan as we de-risk plan trust assets moving toward more conservative investments. Another key assumption used in the development of the net periodic pension cost is the discount rate. The weighted average discount rates used to develop our net periodic pension cost are set forth in the table below.

	Discount Rates
	2015	2014	2013	2012
U.S. plans	4.07%	4.83%	3.97%	4.82%
U.K. plans	3.80%	4.60%	4.70%	5.20%
Changes in the discount rate assumptions will impact the interest cost component of the net periodic pension cost calculation.
The discount rate enables us to state expected future cash payments for benefits as a present value on the measurement date. The guidelines for setting this rate are discussed in GAAP which suggests the use of a high-quality corporate bond rate. We used bond information provided by Moody's Investor Services, Inc. and Standard & Poor's Rating Services. All bonds used to develop our hypothetical portfolio in the U.S. and U.K. were deemed high-quality, non-callable bonds (Aa or better) as of December 31, 2014, by at least one of the bond rating agencies. The average yield of this hypothetical bond portfolio was used as the benchmark for determining the discount rate to be used to value the obligations of the plans subject to GAAP for pensions and other postretirement benefits.
Our model called for projected payments until near extinction for the U.S. and the U.K. For both countries, our model matches the present value of the plan's projected benefit payments to the market value of the theoretical settlement bond portfolio. A single equivalent discount rate is determined to align the present value of the required cash flow with the value of the bond portfolio. The resulting discount rate is reflective of both the current interest rate environment and the plan's distinct liability characteristics.
The table below sets forth the estimated impact on our 2015 net periodic pension cost relative to a change in the discount rate and a change in the expected rate of return on plan assets.

In millions	Impact on Pension Cost Increase/(Decrease)
Discount rate used to value liabilities
0.25 percent increase	$(13)
0.25 percent decrease	13
Expected rate of return on assets
1 percent increase	(41)
1 percent decrease	41

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
RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Accounting Pronouncements Recently Adopted
In February 2013, the Financial Accounting Standards Board (FASB) amended its standards on comprehensive income by requiring disclosure in the footnotes of information about amounts reclassified out of accumulated other comprehensive income by component. Specifically, the amendment requires disclosure of the line items on net income in which the item was reclassified only if it is reclassified to net income in its entirety in the same reporting period. The new rules became effective for us beginning January 1, 2013 and were adopted prospectively in accordance with the standard. The standard resulted in new disclosures in NOTE 15, "ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)."
Accounting Pronouncements Issued But Not Yet Effective
In May 2014, the FASB amended its standards related to revenue recognition. This amendment replaces all existing revenue recognition guidance and provides a single, comprehensive revenue recognition model for all contracts with customers. The standard contains principles that we will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that we will recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that we expect to be entitled to in exchange for those goods or services. The standard allows either full or modified retrospective adoption. Early adoption is not permitted. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendment also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. The new rules will become effective for annual and interim periods beginning January 1, 2017. We are in the process of evaluating the impact the amendment will have on our Consolidated Financial Statements, and we are further considering the impact of each method of adoption.
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
The following describes our risk exposures and provides the results of a sensitivity analysis performed as of December 31, 2014. The sensitivity analysis assumes instantaneous, parallel shifts in foreign currency exchange rates and commodity prices.
Foreign Exchange Rates
As a result of our international business presence, we are exposed to foreign currency exchange risks. We transact business in foreign currencies and, as a result, our income experiences some volatility related to movements in foreign currency exchange rates. To help manage our exposure to exchange rate volatility, we use foreign currency forward contracts on a regular basis to hedge forecasted intercompany and third-party sales and purchases denominated in non-functional currencies. Our internal policy allows for managing anticipated foreign currency cash flows for up to one year. These foreign currency forward contracts are designated and qualify as foreign currency cash flow hedges under GAAP. For the years ended December 31, 2014 and 2013, there were no circumstances that would have resulted in the discontinuance of a foreign currency cash flow hedge.

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
As of December 31, 2014, the potential gain or loss in the fair value of our outstanding foreign currency contracts, assuming a hypothetical 10 percent fluctuation in the currencies of such contracts, would be approximately $21 million. The sensitivity analysis of the effects of changes in foreign currency exchange rates assumes the notional value to remain constant for the next 12 months. The analysis ignores the impact of foreign exchange movements on our competitive position and potential changes in sales levels. Any change in the value of the contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items.
Interest Rate Risk
We are exposed to market risk from fluctuations in interest rates. We manage our exposure to interest rate fluctuations through the use of interest rate swaps. The objective of the swaps is to more effectively balance our borrowing costs and interest rate risk.
In February 2014, we settled our November 2005 interest rate swap which previously converted our $250 million debt issue, due in 2028, from a fixed rate of 7.125 percent to a floating rate based on LIBOR plus a spread. Also, in February 2014, we entered into a series of interest rate swaps to effectively convert our September 2013, $500 million debt issue, due in 2023, from a fixed rate of 3.65 percent to a floating rate equal to the one-month LIBOR plus a spread. The terms of the swaps mirror those of the debt, with interest paid semi-annually. The swaps were designated, and will be accounted for, as fair value hedges under GAAP. The gain or loss on these derivative instruments, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current income as “Interest expense.” The net swap settlements that accrue each period are also reported in interest expense.
The following table summarizes these gains and losses for the years presented below:

	Years ended December 31,
In millions	2014		2013		2012
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings
Interest expense (1)	$23	$(19)	$(39)	$39	$6	$(6)
___________________________________________________________
(1) The difference between the gain/(loss) on swaps and borrowings represents hedge ineffectiveness.
Commodity Price Risk
We are exposed to fluctuations in commodity prices due to contractual agreements with component suppliers. In order to protect ourselves against future price volatility and, consequently, fluctuations in gross margins, we periodically enter into commodity zero-cost collar contracts with designated banks to fix the cost of certain raw material purchases with the objective of minimizing changes in inventory cost due to market price fluctuations. We have commodity zero-cost collar contracts that represent an economic hedge, but are not designated for hedge accounting and are marked to market through earnings. Our internal policy allows for managing our cash flow hedges for up to three years.
As of December 31, 2014, the potential gain or loss related to the outstanding commodity zero-cost collar contracts, assuming a hypothetical 10 percent fluctuation in the price of such commodities, was $2 million. The sensitivity analysis of the effects of changes in commodity prices assumes the notional value to remain constant for the next 12 months. The analysis ignores the impact of commodity price movements on our competitive position and potential changes in sales levels. Any change in the value of the zero-cost collar contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items.

ITEM 8.    Financial Statements and Supplementary Data
Index to Financial Statements

•	Management's Report to Shareholders

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012

•	Consolidated Balance Sheets at December 31, 2014 and 2013

•	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Changes in Equity for the years ended December 31, 2014, 2013 and 2012

•	Notes to Consolidated Financial Statements

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NOTE 2	ACQUISITIONS
NOTE 3	INVESTMENTS IN EQUITY INVESTEES
NOTE 4	INCOME TAXES
NOTE 5	MARKETABLE SECURITIES
NOTE 6	INVENTORIES
NOTE 7	PROPERTY, PLANT AND EQUIPMENT
NOTE 8	GOODWILL AND OTHER INTANGIBLE ASSETS
NOTE 9	DEBT
NOTE 10	PRODUCT WARRANTY LIABILITY
NOTE 11	PENSION AND OTHER POSTRETIREMENT BENEFITS
NOTE 12	OTHER LIABILITIES AND DEFERRED REVENUE
NOTE 13	COMMITMENTS AND CONTINGENCIES
NOTE 14	SHAREHOLDERS' EQUITY
NOTE 15	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
NOTE 16	STOCK INCENTIVE AND STOCK OPTION PLANS
NOTE 17	NONCONTROLLING INTERESTS
NOTE 18	EARNINGS PER SHARE
NOTE 19	OPERATING SEGMENTS

•	Selected Quarterly Financial Data (Unaudited)

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
Management assessed the effectiveness of our internal control over financial reporting and concluded it was effective as of December 31, 2014. In making its assessment, management utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).
The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Cummins Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cummins Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Report on Internal Control Over Financial Reporting." Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Indianapolis, Indiana
February 17, 2015

CUMMINS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
In millions, except per share amounts	2014	2013	2012
NET SALES (a)	$19,221	$17,301	$17,334
Cost of sales (Note 1)	14,360	13,021	12,918
GROSS MARGIN	4,861	4,280	4,416

OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses (Note 1)	2,095	1,817	1,808
Research, development and engineering expenses	754	713	728
Equity, royalty and interest income from investees (Note 3)	370	361	384
Other operating income (expense), net	(17)	(10)	(10)
OPERATING INCOME	2,365	2,101	2,254

Interest income	23	27	25
Interest expense (Note 9)	64	41	32
Other income (expense), net	110	32	24
INCOME BEFORE INCOME TAXES	2,434	2,119	2,271

Income tax expense (Note 4)	698	531	533
CONSOLIDATED NET INCOME	1,736	1,588	1,738

Less: Net income attributable to noncontrolling interests	85	105	93
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$1,651	$1,483	$1,645

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC. (Note 18)
Basic	$9.04	$7.93	$8.69
Diluted	$9.02	$7.91	$8.67
____________________________________

(a)	Includes sales to nonconsolidated equity investees of $2,063 million, $2,319 million and $2,427 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
In millions	2014	2013	2012
CONSOLIDATED NET INCOME	$1,736	$1,588	$1,738
Other comprehensive (loss) income, net of tax (Note 15)
Foreign currency translation adjustments	(234)	(46)	29
Unrealized (loss) gain on derivatives	(1)	(1)	20
Change in pension and other postretirement defined benefit plans	(58)	183	(70)
Unrealized (loss) gain on marketable securities	(12)	1	2
Total other comprehensive (loss) income, net of tax	(305)	137	(19)
COMPREHENSIVE INCOME	1,431	1,725	1,719
Less: Comprehensive income attributable to noncontrolling interests	74	76	86
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUMMINS INC.	$1,357	$1,649	$1,633
The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
In millions, except par value	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$2,301	$2,699
Marketable securities (Note 5)	93	150
Total cash, cash equivalents and marketable securities	2,394	2,849
Accounts and notes receivable, net
Trade and other	2,744	2,362
Nonconsolidated equity investees	202	287
Inventories (Note 6)	2,866	2,381
Prepaid expenses and other current assets	849	760
Total current assets	9,055	8,639
Long-term assets
Property, plant and equipment, net (Note 7)	3,686	3,156
Investments and advances related to equity method investees (Note 3)	981	931
Goodwill (Note 8)	479	461
Other intangible assets, net (Note 8)	343	357
Prepaid pensions (Note 11)	637	514
Other assets	595	670
Total assets	$15,776	$14,728

LIABILITIES
Current liabilities
Loans payable (Note 9)	$86	$17
Accounts payable (principally trade)	1,881	1,557
Current maturities of long-term debt (Note 9)	23	51
Current portion of accrued product warranty (Note 10)	363	360
Accrued compensation, benefits and retirement costs	508	433
Deferred revenue	401	285
Taxes payable (including taxes on income)	70	99
Other accrued expenses	689	566
Total current liabilities	4,021	3,368
Long-term liabilities
Long-term debt (Note 9)	1,589	1,672
Pensions (Note 11)	289	232
Postretirement benefits other than pensions (Note 11)	369	356
Other liabilities and deferred revenue (Note 12)	1,415	1,230
Total liabilities	$7,683	$6,858
Commitments and contingencies (Note 13)

EQUITY
Cummins Inc. shareholders’ equity (Note 14)
Common stock, $2.50 par value, 500 shares authorized, 222.3 and 222.3 shares issued	$2,139	$2,099
Retained earnings	9,545	8,406
Treasury stock, at cost, 40.1 and 35.6 shares	(2,844)	(2,195)
Common stock held by employee benefits trust, at cost, 1.1 and 1.3 shares	(13)	(16)
Accumulated other comprehensive loss (Note 15)
Defined benefit postretirement plans	(669)	(611)
Other	(409)	(173)
Total accumulated other comprehensive loss	(1,078)	(784)
Total Cummins Inc. shareholders’ equity	7,749	7,510
Noncontrolling interests (Note 17)	344	360
Total equity	$8,093	$7,870
Total liabilities and equity	$15,776	$14,728
The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
In millions	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$1,736	$1,588	$1,738
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	455	407	361
Gain on fair value adjustment for consolidated investees (Note 2)	(73)	(12)	(7)
Deferred income taxes (Note 4)	31	100	116
Equity in income of investees, net of dividends	(100)	(62)	(15)
Pension contributions in excess of expense (Note 11)	(148)	(82)	(68)
Other post-retirement benefits payments in excess of expense (Note 11)	(28)	(25)	(21)
Stock-based compensation expense	36	37	36
Translation and hedging activities	(13)	17	—
Changes in current assets and liabilities, net of acquisitions
Accounts and notes receivable	(89)	(148)	87
Inventories	(256)	(46)	(32)
Other current assets	1	212	(60)
Accounts payable	244	163	(256)
Accrued expenses	168	(246)	(514)
Changes in other liabilities and deferred revenue	282	211	214
Other, net	20	(25)	(47)
Net cash provided by operating activites	2,266	2,089	1,532
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(743)	(676)	(690)
Investments in internal use software	(55)	(64)	(87)
Investments in and advances to equity investees	(60)	(42)	(70)
Acquisitions of businesses, net of cash acquired (Note 2)	(436)	(147)	(215)
Investments in marketable securities—acquisitions (Note 5)	(275)	(418)	(561)
Investments in marketable securities—liquidations (Note 5)	336	525	585
Purchases of other investments	—	(40)	—
Cash flows from derivatives not designated as hedges	(14)	1	12
Other, net	13	15	44
Net cash used in investing activities	(1,234)	(846)	(982)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings (Note 9)	55	1,004	64
Payments on borrowings and capital lease obligations	(94)	(90)	(145)
Distributions to noncontrolling interests	(83)	(75)	(62)
Dividend payments on common stock (Note 14)	(512)	(420)	(340)
Repurchases of common stock (Note 15)	(670)	(381)	(256)
Other, net	(39)	14	45
Net cash (used in) provided by financing activities	(1,343)	52	(694)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(87)	35	29
Net (decrease) increase in cash and cash equivalents	(398)	1,330	(115)
Cash and cash equivalents at beginning of year	2,699	1,369	1,484
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,301	$2,699	$1,369
The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

In millions	Common Stock	Additional paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Common Stock Held in Trust	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2011	$555	$1,446	$6,038	$(938)	$(1,587)	$(22)	$5,492	$339	$5,831
Net income			1,645				1,645	93	1,738
Other comprehensive income (loss)				(12)			(12)	(7)	(19)
Issuance of shares	1	6					7	—	7
Employee benefits trust activity		27				4	31	—	31
Acquisition of shares					(256)		(256)	—	(256)
Cash dividends on common stock			(340)				(340)	—	(340)
Distributions to noncontrolling interests							—	(76)	(76)
Stock based awards					13		13	—	13
Other shareholder transactions		23					23	22	45
BALANCE AT DECEMBER 31, 2012	$556	$1,502	$7,343	$(950)	$(1,830)	$(18)	$6,603	$371	$6,974
Net income			1,483				1,483	105	1,588
Other comprehensive income (loss)				166			166	(29)	137
Issuance of shares		8					8	—	8
Employee benefits trust activity		24				2	26	—	26
Acquisition of shares					(381)		(381)	—	(381)
Cash dividends on common stock			(420)				(420)	—	(420)
Distributions to noncontrolling interests							—	(75)	(75)
Stock based awards		1			16		17	—	17
Other shareholder transactions		8					8	(12)	(4)
BALANCE AT DECEMBER 31, 2013	$556	$1,543	$8,406	$(784)	$(2,195)	$(16)	$7,510	$360	$7,870
Net income			1,651				1,651	85	1,736
Other comprehensive income (loss)				(294)			(294)	(11)	(305)
Issuance of shares		9					9	—	9
Employee benefits trust activity		24				3	27	—	27
Acquisition of shares					(670)		(670)	—	(670)
Cash dividends on common stock			(512)				(512)	—	(512)
Distributions to noncontrolling interests							—	(83)	(83)
Stock based awards		(5)			21		16	—	16
Other shareholder transactions		12					12	(7)	5
BALANCE AT DECEMBER 31, 2014	$556	$1,583	$9,545	$(1,078)	$(2,844)	$(13)	$7,749	$344	$8,093
The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Cummins Inc. was founded in 1919 as a corporation in Columbus, Indiana, as one of the first diesel engine manufacturers. We are a global power leader that designs, manufactures, distributes and services diesel and natural gas engines and engine-related component products, including filtration, aftertreatment, turbochargers, fuel systems, controls systems, air handling systems and electric power generation systems. We sell our products to original equipment manufacturers (OEMs), distributors and other customers worldwide. We serve our customers through a network of approximately 600 company-owned and independent distributor locations and approximately 7,200 dealer locations in more than 190 countries and territories.
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
Certain amounts for 2013 and 2012 have been reclassified to conform to the current classifications.
We have variable interests in several businesses accounted for under the equity method of accounting that are deemed to be VIEs and are subject to the provisions of accounting principles generally accepted in the United States of America (GAAP) for variable interest entities. Most of these VIEs are unconsolidated.
Reclassification Adjustments
We revised the classification of certain amounts for "Cost of sales" and "Selling, general and administrative expenses" for 2013 and 2012. In connection with the integration of recently acquired North American distributors and anticipating the future acquisition and integration of the entire North American channel, our Distribution segment has developed a framework against which Distribution management intends to measure the performance of the distribution channel. The segment EBIT (defined as earnings before interest expense, taxes and noncontrolling interests) performance measure is unchanged, however, certain activities that were previously classified in "Selling, general and administrative expenses" are now classified as "Cost of sales" to align with the new framework and allow for consistent treatment across the channel. We revised the expense presentation of our Consolidated Statements of Income for the periods presented to follow the new cost framework. The reclassifications for the years ended December 31, 2013 and 2012, were $103 million and $92 million, respectively. The revision had no impact on reported net income, cash flows or the balance sheet.
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

Our foreign equity investees are presented net of applicable foreign income taxes in our Consolidated Statements of Income. Our remaining United States (U.S.) equity investees are partnerships (non-taxable), thus there is no difference between gross or net of tax presentation as the investees are not taxed. See NOTE 3, "INVESTMENTS IN EQUITY INVESTEES," for additional information.
Use of Estimates in the Preparation of the Financial Statements
Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts presented and disclosed in our Consolidated Financial Statements. Significant estimates and assumptions in these Consolidated Financial Statements require the exercise of judgment and are used for, but not limited to, allowance for doubtful accounts, estimates of future cash flows and other assumptions associated with goodwill and long-lived asset impairment tests, useful lives for depreciation and amortization, warranty programs, determination of discount and other assumptions for pension and other postretirement benefit costs, restructuring costs, income taxes and deferred tax valuation allowances, lease classification and contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates.
Revenue Recognition
We recognize revenue, net of estimated costs of returns, allowances and sales incentives, when it is realized or realizable, which generally occurs when:

•	Persuasive evidence of an arrangement exists;

•	The product has been shipped and legal title and all risks of ownership have been transferred;

•	The sales price is fixed or determinable; and

•	Payment is reasonably assured.
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

•	Volume rebates;

•	Market share rebates; and

•	Aftermarket rebates.
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
Foreign currency transaction gains and losses are included in current net income. For foreign entities where the U.S. dollar is the functional currency, including those operating in highly inflationary economies when applicable, we remeasure non-monetary balances and the related income statement using historical exchange rates. We include in income the resulting gains and losses, including the effect of derivatives in our Consolidated Statements of Income, which combined with transaction gains and losses amounted to a net loss of $6 million in 2014, net loss of $27 million in 2013 and net loss of $14 million in 2012.
Derivative Instruments
We make use of derivative instruments in foreign exchange, commodity price and interest rate hedging programs. Derivatives currently in use are foreign currency forward contracts, commodity zero-cost collars and interest rate swaps. These contracts are used strictly for hedging and not for speculative purposes.
We are exposed to market risk from fluctuations in interest rates. We manage our exposure to interest rate fluctuations through the use of interest rate swaps. The objective of the swaps is to more effectively balance our borrowing costs and interest rate risk. The gain or loss on these derivative instruments as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current income as “Interest expense." For more detail on our interest rate swaps see NOTE 9, "DEBT."
Due to our international business presence, we are exposed to foreign currency exchange risk. We transact in foreign currencies and have assets and liabilities denominated in foreign currencies. Consequently, our income experiences some volatility related to movements in foreign currency exchange rates. In order to benefit from global diversification and after considering naturally offsetting currency positions, we enter into foreign currency forward contracts to minimize our existing exposures (recognized assets and liabilities) and hedge forecasted transactions. Foreign currency forward contracts are designated and qualify as foreign currency cash flow hedges under GAAP. The effective portion of the unrealized gain or loss on the forward contract is deferred and reported as a component of “Accumulated other comprehensive loss” (AOCL). When the hedged forecasted transaction (sale or purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income. Foreign currency contracts have been deemed immaterial for additional disclosure.
We are exposed to fluctuations in commodity prices due to contractual agreements with component suppliers. In order to protect ourselves against future price volatility and, consequently, fluctuations in gross margins, we periodically enter into commodity zero-cost collar contracts with designated banks to fix the cost of certain raw material purchases with the objective of minimizing changes in inventory cost due to market price fluctuations. We have commodity zero-cost collar contracts that represent an economic hedge, but are not designated for hedge accounting and are marked to market through earnings. Commodity swap contracts have been deemed immaterial for additional disclosure.
Income Tax Accounting
We determine our income tax expense using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits of tax loss and credit carryforwards are also recognized as deferred tax assets. We evaluate the recoverability of our deferred tax assets each quarter by assessing the likelihood of future profitability and available tax planning strategies that could be implemented to realize our net deferred tax assets. A valuation allowance is recorded to reduce the tax assets to the net value management believes is more likely than not to be realized. In the event our operating performance deteriorates, future assessments could conclude that a larger valuation allowance will be needed to further reduce the deferred tax assets. In addition, we operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. We accrue for the estimated additional tax and interest that may result from tax authorities disputing uncertain tax positions we have taken and we believe we have made adequate provision for income taxes for all years that are subject to audit based upon the latest information available. A more complete description of our income taxes and the future benefits of our tax loss and credit carryforwards is disclosed in NOTE 4, "INCOME TAXES."

Cash and Cash Equivalents
Cash equivalents are defined as short-term, highly liquid investments with an original maturity of 90 days or less at the time of purchase. The carrying amounts reflected in our Consolidated Balance Sheets for cash and cash equivalents approximate fair value due to the short-term maturity of these investments.

	Years ended December 31,
In millions	2014	2013	2012
Cash payments for income taxes, net of refunds	$659	$380	$691
Cash payments for interest, net of capitalized interest	65	30	32

Marketable Securities
We account for marketable securities in accordance with GAAP for investments in debt and equity securities. We determine the appropriate classification of all marketable securities as "held-to-maturity, "available-for-sale" or "trading" at the time of purchase, and re-evaluate such classifications at each balance sheet date. At December 31, 2014 and 2013, all of our investments were classified as available-for-sale.
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
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount, which approximates net realizable value, and generally do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on our historical collection experience and by performing an analysis of our accounts receivable in light of the current economic environment. We review our allowance for doubtful accounts on a regular basis. In addition, when necessary, we provide an allowance for the full amount of specific accounts deemed to be uncollectible. Account balances are charged off against the allowance in the period in which we determine that it is probable the receivable will not be recovered. The allowance for doubtful accounts balances for the years ended December 31, 2014 and 2013 were $12 million and $14 million, respectively.
Inventories
Our inventories are stated at the lower of cost or market. For the years ended December 31, 2014 and 2013, approximately 14 percent and 14 percent, respectively, of our consolidated inventories (primarily heavy-duty and high-horsepower engines and parts) were valued using the last-in, first-out (LIFO) cost method. The cost of other inventories is generally valued using the first-in, first-out (FIFO) cost method. Our inventories at interim and year-end reporting dates include estimates for adjustments related to annual physical inventory results and for inventory cost changes under the LIFO cost method. Due to significant movements of partially-manufactured components and parts between manufacturing plants, we do not internally measure, nor do our accounting systems provide, a meaningful segregation between raw materials and work-in-process. See NOTE 6, "INVENTORIES," for additional information.
Property, Plant and Equipment
We record property, plant and equipment, inclusive of assets under capital leases, at cost. We depreciate the cost of the majority of our equipment using the straight-line method with depreciable lives ranging from 20 to 40 years for buildings and 3 to 20 years for machinery, equipment and fixtures. Capital lease amortization is recorded in depreciation expense. We expense normal maintenance and repair costs as incurred. Depreciation expense totaled $351 million, $318 million and $287 million for the years ended December 31, 2014, 2013 and 2012, respectively. See NOTE 7, "PROPERTY, PLANT AND EQUIPMENT," for additional information.

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
Goodwill
Under GAAP for goodwill, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform an annual two-step goodwill impairment test. We have elected this option on certain reporting units.The two-step impairment test is now only required if an entity determines through this qualitative analysis that it is more likely than not that the fair value of the reporting unit is less than its carrying value. In addition, the carrying value of goodwill must be tested for impairment on an interim basis in certain circumstances where impairment may be indicated. When we are required or opt to perform the two-step impairment test, the fair value of each reporting unit is estimated by discounting the after tax future cash flows less requirements for working capital and fixed asset additions. Our reporting units are generally defined as one level below an operating segment. However, there are two situations where we have aggregated two or more components which share similar economic characteristics and thus are aggregated into a single reporting unit for testing purposes. These two situations are described further below. This analysis has resulted in the following reporting units for our goodwill testing:

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
No other reporting units have goodwill. Our valuation method requires us to make projections of revenue, operating expenses, working capital investment and fixed asset additions for the reporting units over a multi-year period. Additionally, management must estimate a weighted-average cost of capital, which reflects a market rate, for each reporting unit for use as a discount rate. The discounted cash flows are compared to the carrying value of the reporting unit and, if less than the carrying value, a separate valuation of the goodwill is required to determine if an impairment loss has occurred. In addition, we also perform a sensitivity analysis to determine how much our forecasts can fluctuate before the fair value of a reporting unit would be lower than its carrying amount. We performed the required procedures as of the end of our fiscal third quarter and determined that our goodwill was not impaired. At December 31, 2014, our recorded goodwill was $479 million, approximately 82 percent of which resided in the emission solutions plus filtration reporting unit. For this reporting unit, the fair value exceeded its carrying value by a substantial margin when we performed step one of the two-step impairment test in the current year. Changes in our projections or estimates, a deterioration of our operating results and the related cash flow effect or a significant increase in the discount rate could decrease the estimated fair value of our reporting units and result in a future impairment of goodwill. See NOTE 8, "GOODWILL AND OTHER INTANGIBLE ASSETS,"for additional information.

Software
We capitalize certain costs for software that are developed or obtained for internal use. Software costs are amortized on a straight-line basis over their estimated useful lives generally ranging from 3 to 12 years. Software assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. Upgrades and enhancements are capitalized if they result in significant modifications that enable the software to perform tasks it was previously incapable of performing. Software maintenance, training, data conversion and business process reengineering costs are expensed in the period in which they are incurred. See NOTE 8, "GOODWILL AND OTHER INTANGIBLE ASSETS," for additional information.
Warranty
We charge the estimated costs of warranty programs, other than product recalls, to cost of sales at the time products are sold and revenue is recognized. We use historical experience to develop the estimated liability for our various warranty programs. As a result of the uncertainty surrounding the nature and frequency of product recall programs, the liability for such programs is recorded when we commit to a recall action or when a recall becomes probable and estimable, which generally occurs when it is announced. The liability for these programs is reflected in the provision for warranties issued. We review and assess the liability for these programs on a quarterly basis. We also assess our ability to recover certain costs from our suppliers and record a receivable when we believe a recovery is probable. In addition to costs incurred on warranty and recall programs, from time to time we also incur costs related to customer satisfaction programs for items not covered by warranty. We accrue for these costs when agreement is reached with a specific customer. These costs are not included in the provision for warranties but are included in cost of sales.
In addition, we sell extended warranty coverage on most of our engines. The revenue collected is initially deferred and is recognized as revenue in proportion to the costs expected to be incurred in performing services over the contract period. We compare the remaining deferred revenue balance quarterly to the estimated amount of future claims under extended warranty programs and provide an additional accrual when the deferred revenue balance is less than expected future costs. See NOTE 10, "PRODUCT WARRANTY LIABILITY," for additional information.
Research and Development
Our research and development program is focused on product improvements, innovations and cost reductions for our customers. Research and development expenditures include salaries, contractor fees, building costs, utilities, administrative expenses and allocation of corporate costs and are expensed, net of contract reimbursements, when incurred. From time to time, we enter into agreements with customers to fund a portion of the research and development costs of a particular project. We generally account for these reimbursements as an offset to the related research and development expenditure. Research and development expenses, net of contract reimbursements, were $737 million in 2014, $700 million in 2013 and $721 million in 2012. Contract reimbursements were $121 million in 2014, $76 million in 2013 and $86 million in 2012.
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
RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Accounting Pronouncements Recently Adopted
In February 2013, the Financial Accounting Standards Board (FASB) amended its standards on comprehensive income by requiring disclosure in the footnotes of information about amounts reclassified out of accumulated other comprehensive income by component. Specifically, the amendment requires disclosure of the line items on net income in which the item was reclassified only if it is reclassified to net income in its entirety in the same reporting period. The new rules became effective for us beginning January 1, 2013 and were adopted prospectively in accordance with the standard. The standard resulted in new disclosures in NOTE 15, "ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)."

Accounting Pronouncements Issued But Not Yet Effective
In May 2014, the FASB amended its standards related to revenue recognition. This amendment replaces all existing revenue recognition guidance and provides a single, comprehensive revenue recognition model for all contracts with customers. The standard contains principles that we will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that we will recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that we expect to be entitled to in exchange for those goods or services. The standard allows either full or modified retrospective adoption. Early adoption is not permitted. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendment also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. The new rules will become effective for annual and interim periods beginning January 1, 2017. We are in the process of evaluating the impact the amendment will have on our Consolidated Financial Statements, and we are further considering the impact of each method of adoption.

NOTE 2. ACQUISITIONS
In September 2013, we announced our intention to acquire the equity that we do not already own in most of our partially-owned United States and Canadian distributors over the next three to five years.
The Distribution segment joint venture acquisitions for the years ended December 31, 2014, 2013 and 2012 were as follows:

Entity Acquired (Dollars in millions)	Date of Acquisition	Additional Percent Interest Acquired	Payments to Former Owners	Acquisition Related Debt Retirements	Total Purchase Consideration		Type of Acquisition(1)	Gain Recognized(1)	Goodwill Acquired	Intangibles Recognized(2)	Net Sales Previous Fiscal Year Ended(3)
2014
Cummins Bridgeway LLC (Bridgeway)(4)	11/03/14	54%	$22	$45	$77	(5)	COMB	$13	$4	$15	$331
Cummins Npower LLC (Npower)	09/29/14	50%	33	34	73	(5)	COMB	15	7	8	374
Cummins Power South LLC (Power South)	09/29/14	50%	17	16	35	(5)	COMB	7	8	1	239
Cummins Eastern Canada LP (Eastern Canada)	08/04/14	50%	29	32	62	(5)	COMB	18	5	4	228
Cummins Power Systems LLC (Power Systems)	05/05/14	30%	14	—	14		EQUITY	—	—	—	—
Cummins Southern Plains LLC (Southern Plains)	03/31/14	50%	43	48	92	(5)	COMB	13	1	11	433
Cummins Mid-South LLC (Mid-South)	02/14/14	62.2%	55	61	118	(5)	COMB	7	4	8	368
2013
Cummins Western Canada LP (Western Canada)	12/31/13	35%	$32	$—	$32		EQUITY	$—	$—	$—	$—
Cummins Rocky Mountain LLC (Rocky Mountain)	05/06/13	67%	62	74	136		COMB	5	10	8	384
Cummins Northwest LLC (Northwest)	07/01/13	20.01%	4	—	4		EQUITY	—	—	—	—
Cummins Northwest LLC (Northwest)(6)	01/31/13	50%	18	—	18		COMB	7	3	2	137
2012
Cummins Central Power LLC (Central Power)(7)	07/02/12	45%	$26	$—	$26		COMB	$7	$—	$4	$209
____________________________________________________

(1)
All results from acquired entities were included in Distribution segment results subsequent to the acquisition date. Previously consolidated entities were accounted for as equity transactions (EQUITY). Newly consolidated entities were accounted for as business combinations (COMB) with gains recognized based on the requirement to remeasure our pre-existing ownership to fair value in accordance with GAAP and are included in the Consolidated Statements of Income as "Other income (expense), net."

(2)	Intangible assets acquired in business combinations were mostly customer related, the majority of which will be amortized over a period of up to five years from the date of the acquisition.

(3)	Sales amounts are not fully incremental to our consolidated sales as the amount would be reduced by the elimination of sales to the previously unconsolidated entity.
(4) Purchase accounting for this acquisition is preliminary awaiting customary adjustment to purchase price in accordance with the purchase agreements.

(5)
The "Total Purchase Consideration" represents the total amount that will or is estimated to be paid to complete the acquisition. In some instances a portion of the acquisition payment has not yet been made and will be paid in future periods in accordance with the purchase contract. The total outstanding consideration at December 31, 2014, was $22 million.

(6)
Prior to our decision to acquire the remaining interest in our North American and Canadian distributors, we acquired the remaining ownership interest in Northwest and immediately formed a new partnership with a new distributor principal and sold 20.01 percent to the new distributor principal. We retained a new ownership in Northwest of 79.99 percent. We subsequently repurchased the remaining outstanding interest under the new contract in July 2013.

(7)	After the acquisition, Cummins owned a 79.99 percent interest in Central Power.

The final purchase allocations for the largest acquisitions for 2014 and 2013 were as follows:

In millions	Southern Plains	Mid-South	Rocky Mountain
Accounts receivable	$63	$71	$48
Inventory	59	70	100
Fixed assets	47	37	34
Intangible assets	11	8	8
Goodwill	1	4	10
Other current assets	8	10	8
Current liabilities	(53)	(43)	(41)
Other long-term liability	—	(4)	—
Total business valuation	136	153	167
Fair value of pre-existing interest	(44)	(35)	(31)
Total purchase consideration	$92	$118	$136
North American distributor acquisitions excluded from the table were deemed immaterial individually and in the aggregate for additional disclosure.
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
The acquisition of Hilite was accounted for as a business combination with the results of the acquired entity and the goodwill included in the Components operating segment beginning in the third quarter of 2012. The majority of the purchase price was allocated to technology and customer related intangible assets and goodwill.
Intangible assets by asset class, including weighted average amortization life, were as follows:

Dollars in millions	Purchase price allocation	Weighted average amortization life in years
Technology	$52	10.6
Customer	23	4.5
License arrangements	8	6.0
Total intangible assets	$83	8.5
The purchase allocation was as follows:

In millions
Inventory	$5
Fixed assets	5
Intangible assets	83
Goodwill	91
Liabilities	(8)
Total purchase consideration	$176
Net sales for Hilite were $104 million for 2012, of which $46 million was included in our Consolidated Statements of Income.

NOTE 3. INVESTMENTS IN EQUITY INVESTEES
Investments in and advances to equity investees and our ownership percentage was as follows:

		December 31,
In millions	Ownership %	2014	2013
Komatsu alliances	20-50%	$160	$132
Dongfeng Cummins Engine Company, Ltd.	50%	136	135
Beijing Foton Cummins Engine Co., Ltd. (1)	50%	117	103
Chongqing Cummins Engine Company, Ltd.	50%	92	67
Cummins-Scania XPI Manufacturing, LLC	50%	85	71
Tata Cummins, Ltd.	50%	57	50
North American distributors (2)	49-50%	41	114
Other	Various	293	259
Total		$981	$931
_______________________________________________________________
(1) Includes both the light-duty and the heavy-duty businesses.
(2) Current ownership percentage of North American distributor investments as of December 31, 2014.
Equity, royalty and interest income from investees, net of applicable taxes, was as follows:

	Years ended December 31,
In millions	2014	2013	2012
Distribution Entities
North American distributors	$107	$129	$147
Komatsu Cummins Chile, Ltda.	29	25	26
All other distributors	4	1	4
Manufacturing Entities
Dongfeng Cummins Engine Company, Ltd.	67	63	52
Chongqing Cummins Engine Company, Ltd.	51	58	61
Beijing Foton Cummins Engine Co., Ltd. (Light-duty)	28	17	5
Beijing Foton Cummins Engine Co., Ltd. (Heavy-duty)	(30)	(21)	(13)
All other manufacturers	74	53	65
Cummins share of net income	330	325	347
Royalty and interest income	40	36	37
Equity, royalty and interest income from investees	$370	$361	$384
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

•
North American Distributors - As of December 31, 2014, our distribution channel in North America included three unconsolidated partially-owned distributors. Our equity interests in these nonconsolidated entities ranged from 49 percent to 50 percent. We also had more than a 50 percent ownership interest in two partially owned distributors which we consolidate. While each distributor is a separate legal entity, the business of each is substantially the same as that of our wholly-owned distributors based in other parts of the world. All of our distributors, irrespective of their legal structure or ownership, offer the full range of our products and services to customers and end-users in their respective markets.

•
Komatsu Cummins Chile, Ltda. - Komatsu Cummins Chile, Ltda. is a joint venture with Komatsu America Corporation. The joint venture is a distributor that offers the full range of our products and services to customers and end-users in the Chilean and Peruvian markets.

We also have 50 percent equity interests in five other international distributors.

We are contractually obligated to repurchase new engines, parts and components, special tools and signage from our North American distributors following an ownership transfer or termination of the distributor. In addition, in certain cases where we own a partial interest in a distributor, we are obligated to purchase the other equity holders' interests if certain events occur (such as the death or resignation of the distributor principal or a change in control of Cummins Inc.). The purchase consideration of the equity interests is determined based on the fair value of the distributor's assets. Outside of North America, repurchase obligations and practices vary by region. All distributors that are partially-owned are considered to be related parties in our Consolidated Financial Statements.
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

•
Beijing Foton Cummins Engine Co., Ltd. - Beijing Foton Cummins Engine Co., Ltd. is a joint venture in China with Beiqi Foton Motor Co., Ltd., a commercial vehicle manufacturer, which consists of two distinct lines of business, a light-duty business and a heavy-duty business. The light-duty business produces ISF 2.8 liter and ISF 3.8 liter families of our high performance light-duty diesel engines in Beijing. These engines are used in light-duty commercial trucks, pickup trucks, buses, multipurpose and sport utility vehicles with main markets in China, Brazil and Russia. Certain types of marine, small construction equipment and industrial applications are also served by these engine families. The heavy-duty business has been in the development stage for the past several years but started production of ISG 10.5 liter and ISG 11.8 liter families of our high performance heavy-duty diesel engines in the second quarter of 2014 in Beijing. These engines are used in heavy-duty commercial trucks in China and will be used in world wide markets. Certain types of construction equipment and industrial applications will also be served by these engine families in the future.

Equity Investee Financial Summary
We have approximately $489 million in our investment account at December 31, 2014, that represents cumulative undistributed income in our equity investees. Dividends received from our unconsolidated equity investees were $227 million, $271 million and $329 million in 2014, 2013 and 2012, respectively. Summary financial information for our equity investees was as follows:

	As of and for the years ended December 31,
In millions	2014	2013	2012
Net sales	$7,426	$7,799	$8,296
Gross margin	1,539	1,719	1,870
Net income	630	690	747

Cummins share of net income	$330	$325	$347
Royalty and interest income	40	36	37
Total equity, royalty and interest from investees	$370	$361	$384

Current assets	$2,476	$2,742
Non-current assets	1,667	1,794
Current liabilities	(1,875)	(2,090)
Non-current liabilities	(420)	(541)
Net assets	$1,848	$1,905

Cummins share of net assets	$956	$967
NOTE 4. INCOME TAXES

	Years ended December 31,
In millions	2014	2013	2012
Income before income taxes
U.S. income	$1,407	$1,058	$998
Foreign income	1,027	1,061	1,273
Total	$2,434	$2,119	$2,271
Income tax expense consists of the following:

	Years ended December 31,
In millions	2014	2013	2012
Current
U.S. federal and state	$470	$239	$118
Foreign	197	192	299
Total current	667	431	417
Deferred
U.S. federal and state	39	67	108
Foreign	(8)	33	8
Total deferred	31	100	116
Income tax expense	$698	$531	$533

A reconciliation of the statutory U.S. federal income tax rate to the effective tax rate was as follows:

	Years ended December 31,
	2014	2013	2012
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal effect	1.1	0.2	1.0
Differences in rates and taxability of foreign subsidiaries and joint ventures	(5.7)	(6.0)	(12.1)
Research tax credits	(1.5)	(3.7)	(0.4)
Other, net	(0.2)	(0.4)	—
Effective tax rate	28.7%	25.1%	23.5%

Our income tax rates are generally less than the 35 percent U.S. statutory income tax rate primarily because of lower taxes on foreign earnings and research tax credits. Our effective tax rate for 2014 was 28.7 percent compared to 25.1 percent for 2013. The 3.6 percent increase in the effective tax rate from 2013 to 2014 is partially due to a 1.2 percent net tax benefit for one-time items in 2013 that did not repeat in 2014. These 2013 one-time items consisted primarily of the 2012 federal research tax credit that was reinstated during 2013. The additional 2.4 percent increase in tax rate from 2013 to 2014 is attributable primarily to the following unfavorable items that occurred in 2014: a tax law change in the United Kingdom (U.K.) resulting in a higher limitation on the deductibility of interest; unfavorable changes in the jurisdictional mix of pretax income; and increases in state valuation allowances.
Retained earnings of our U.K. domiciled subsidiaries and certain Singapore, German, Indian and Mexican subsidiaries are considered to be permanently reinvested. During 2013, we released $12 million of U.S. deferred tax liabilities related to prior years unremitted income of certain Indian and Mexican subsidiaries considered to be permanently reinvested starting in 2013. In addition, earnings of our China operations generated after December 31, 2011, are considered to be permanently reinvested. U.S. deferred tax is not provided on these permanently reinvested earnings. Our permanently reinvested foreign earnings are expected to be used for items such as capital expenditures and to fund joint ventures outside of the U.S. The total permanently reinvested retained earnings and related cumulative translation adjustment balances for these entities were $3.8 billion, $3.1 billion and $2.3 billion for the years ended December 31, 2014, 2013, and 2012, respectively. These amounts were determined primarily based on book retained earnings balances for these subsidiaries translated at historical rates. The determination of the deferred tax liability related to these retained earnings and cumulative translation adjustment balances which are considered to be permanently reinvested outside the U.S. is not practicable.
For our remaining subsidiary companies and joint ventures outside the U.S., we provide for the additional taxes that would be due upon the dividend distribution of the income of those foreign subsidiaries and joint ventures assuming the full utilization of foreign tax credits. Deferred tax liabilities on unremitted earnings of foreign subsidiaries and joint ventures, including those in China generated in years prior to 2012, were $204 million and $201 million at December 31, 2014 and 2013, respectively. We have $661 million of retained earnings and related cumulative translation adjustments in our China operations generated prior to December 31, 2011, for which we have provided a U.S. deferred tax liability of $155 million. We anticipate that these earnings will be distributed to the U.S. within the next five years.
Income before income taxes included equity income of foreign joint ventures of $212 million, $203 million and $192 million for the years ended December 31, 2014, 2013 and 2012, respectively. This equity income is recorded net of foreign taxes. Additional U.S. income taxes of $14 million, $13 million and $9 million for the years ended December 31, 2014, 2013 and 2012, respectively, were provided for the additional U.S. taxes that will ultimately be due upon the distribution of the foreign joint venture equity income.

Carryforward tax benefits and the tax effect of temporary differences between financial and tax reporting that give rise to net deferred tax assets were as follows:

	December 31,
In millions	2014	2013
Deferred tax assets
U.S. state carryforward benefits	$124	$124
Foreign carryforward benefits	66	63
Employee benefit plans	367	328
Warranty expenses	354	332
Accrued expenses	89	70
Other	45	51
Gross deferred tax assets	1,045	968
Valuation allowance	(144)	(101)
Total deferred tax assets	901	867
Deferred tax liabilities
Property, plant and equipment	(329)	(304)
Unremitted income of foreign subsidiaries and joint ventures	(204)	(201)
Employee benefit plans	(161)	(158)
Other	(23)	(27)
Total deferred tax liabilities	(717)	(690)
Net deferred tax assets	$184	$177
Our 2014 U.S. carryforward benefits include $124 million of state credit and net operating loss carryforward benefits that begin to expire in 2015. Our foreign carryforward benefits include $66 million of net operating loss carryforwards that begin to expire in 2015. A valuation allowance is recorded to reduce the gross deferred tax assets to an amount we believe is more likely than not to be realized. The valuation allowance increased in 2014 by a net $43 million and increased in 2013 by a net $6 million. The valuation allowance is primarily attributable to the uncertainty regarding the realization of a portion of the U.S. state and foreign net operating loss and tax credit carryforward benefits. Prepaid and other current assets include deferred tax assets of $274 million and $232 million for the years ended December 31, 2014 and 2013, respectively. In addition, prepaid and other current assets include refundable income taxes of $170 million and $152 million for the years ended December 31, 2014 and 2013, respectively. Other assets include deferred tax assets of $40 million and $61 million for the years ended December 31, 2014 and 2013, respectively. In addition, other assets include $24 million and $59 million of long-term refundable income taxes for the years ended December 31, 2014 and 2013, respectively. Other liabilities and deferred revenue included deferred tax liabilities of $130 million and $116 million for the years ended December 31, 2014 and 2013, respectively.

A reconciliation of unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012 was as follows:

In millions
Balance at December 31, 2011	$86
Additions based on tax positions related to the current year	4
Additions based on tax positions related to the prior years	57
Reductions for tax positions related to prior years	(2)
Balance at December 31, 2012	145
Additions based on tax positions related to the current year	10
Additions based on tax positions related to the prior years	21
Reductions for tax positions related to prior years	(6)
Reductions for tax positions relating to lapse of statute of limitations	(1)
Balance at December 31, 2013	169
Additions based on tax positions related to the current year	8
Additions based on tax positions related to the prior years	5
Reductions for tax positions related to prior years	(2)
Reductions for tax positions relating to settlements with taxing authorities	(5)
Reductions for tax positions relating to lapse of statute of limitations	(1)
Balance at December 31, 2014	$174
Included in the December 31, 2014 and 2013, balances are $114 million and $107 million related to tax positions that, if recognized, would favorably impact the effective tax rate in future periods. Also, we had accrued interest expense related to the unrecognized tax benefits of $7 million, $3 million and $2 million as of December 31, 2014, 2013 and 2012, respectively. We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the years ended December 31, 2014, 2013 and 2012, we recognized $4 million, $1 million and $(3) million in net interest expense, respectively.
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
In January 2015, we resolved tax matters related primarily to certain tax credits that were under examination. We estimate that unrecognized tax benefits will decrease in an amount ranging from $60 million to $70 million in the first quarter of 2015 due to the resolution of these issues. We expect this resolution to result in a tax benefit ranging from $10 million to $20 million in the first quarter of 2015. We do not expect any other significant changes in our unrecognized tax benefits in the next 12 months.
As a result of our global operations, we file income tax returns in various jurisdictions including U.S. federal, state and foreign jurisdictions. We are routinely subject to examination by taxing authorities throughout the world, including Australia, Belgium, Brazil, Canada, China, France, India, Mexico, the U.K. and the U.S. With few exceptions, our U.S. federal, major state and foreign jurisdictions are no longer subject to income tax assessments for years before 2011. The U.S. examinations related to tax years 2011-2012 commenced during 2014.

NOTE 5. MARKETABLE SECURITIES
A summary of marketable securities, all of which are classified as current, was as follows:

	December 31,
	2014			2013
In millions	Cost	Gross unrealized gains/(losses)	Estimated fair value	Cost	Gross unrealized gains/(losses)	Estimated fair value
Available-for-sale
Level 1(1) (2)
Equity securities(3)	$—	$—	$—	$10	$13	$23
Total Level 1	—	—	—	10	13	23
Level 2(2) (4)
Debt mutual funds	75	1	76	99	2	101
Equity mutual funds	9	—	9	—	—	—
Bank debentures	6	—	6	2	—	2
Certificates of deposit	—	—	—	22	—	22
Government debt securities	2	—	2	3	(1)	2
Total Level 2	92	1	93	126	1	127
Total marketable securities	$92	$1	$93	$136	$14	$150
______________________________________________________
(1) The fair value of Level 1 securities is estimated primarily by referencing quoted prices in active markets for identical assets.
(2) We revised 2013 balances to classify $72 million as Level 2 assets instead of Level 1.
(3) In the first quarter of 2013, we realized a $9 million gain on the sale of equity securities.
(4) The fair value of Level 2 securities is estimated primarily using actively quoted prices for similar instruments from brokers and observable inputs, including market transactions and third-party pricing services. We do not currently have any Level 3 securities, and there were no transfers between Level 2 or 3 during 2014 and 2013.
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. We primarily apply the market approach for recurring fair value measurements and utilize the best available information. Accordingly, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. We are able to classify fair value balances based on the observability of those inputs. The fair value hierarchy prioritizes the inputs used to measure fair value giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). At December 31, 2014, we did not have any Level 1 or Level 3 financial assets or liabilities.
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

The proceeds from sales and maturities of marketable securities and gross realized gains from the sale of AFS securities were as follows:

	Years ended December 31,
In millions	2014	2013	2012
Proceeds from sales and maturities of marketable securities	$336	$525	$585
Gross realized gains from the sale of available-for-sale securities(1)	14	14	3
____________________________________________________
(1) Gross realized losses from the sale of available-for-sale securities were immaterial.
At December 31, 2014, the fair value of available-for-sale investments in debt securities that utilize a Level 2 fair value measure is shown by contractual maturity below:

Maturity date	(in millions)
1 year or less	$77
1 - 5 years	6
5 - 10 years	1
Total	$84
NOTE 6. INVENTORIES
Inventories are stated at the lower of cost or market. Inventories included the following:

	December 31,
In millions	2014	2013
Finished products	$1,859	$1,487
Work-in-process and raw materials	1,129	1,005
Inventories at FIFO cost	2,988	2,492
Excess of FIFO over LIFO	(122)	(111)
Total inventories	$2,866	$2,381
NOTE 7. PROPERTY, PLANT AND EQUIPMENT
Details of our property, plant and equipment balance were as follows:

	December 31,
In millions	2014	2013
Land and buildings	$1,822	$1,427
Machinery, equipment and fixtures	4,722	4,174
Construction in process (1)	579	809
Property, plant and equipment, gross	7,123	6,410
Less: Accumulated depreciation	(3,437)	(3,254)
Property, plant and equipment, net	$3,686	$3,156
_______________________________________________

(1)	Construction in process included $14 million in 2014 and $188 million in 2013 related to our light-duty diesel engine platform.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013:

In millions	Components	Distribution	Power Generation	Engine	Total
Balance at December 31, 2012	$408	$19	$12	$6	$445
Acquisitions	—	13	—	—	13
Translation and other	3	(1)	1	—	3
Balance at December 31, 2013	411	31	13	6	461
Acquisitions	—	31	—	—	31
Translation and other	(11)	—	(2)	—	(13)
Balance at December 31, 2014	$400	$62	$11	$6	$479
Intangible assets that have finite useful lives are amortized over their estimated useful lives. The following table summarizes our other intangible assets with finite useful lives that are subject to amortization:

	December 31,
In millions	2014	2013
Software	$472	$494
Less: Accumulated amortization	(218)	(218)
Net software	254	276
Trademarks, patents and other	164	135
Less: Accumulated amortization	(75)	(54)
Net trademarks, patents and other	89	81
Total	$343	$357
Amortization expense for software and other intangibles totaled $99 million, $86 million and $64 million for the years ended December 31, 2014, 2013 and 2012, respectively. Internal and external software costs (excluding those related to research, re-engineering and training), trademarks and patents are amortized generally over a 3 to 12 year period. The projected amortization expense of our intangible assets, assuming no further acquisitions or dispositions, is as follows:

In millions	2015	2016	2017	2018	2019
Projected amortization expense	$86	$75	$56	$36	$25
NOTE 9. DEBT
Loans Payable
Loans payable at December 31, 2014 and 2013 were $86 million and $17 million, respectively, and consisted primarily of notes payable to financial institutions. The weighted-average interest rate for notes payable, bank overdrafts and current maturities of long-term debt at December 31, 2014, 2013 and 2012, was as follows:

	2014	2013	2012
Weighted average interest rate	3.70%	2.59%	3.21%
Interest
For the years ended December 31, 2014, 2013 and 2012, total interest incurred was $71 million, $48 million and $39 million, respectively, and interest capitalized was $7 million, $7 million and $7 million, respectively.
Revolving Credit Facility
On November 9, 2012, we entered into a five-year revolving credit agreement with a syndicate of lenders. The credit agreement provides us with a $1.75 billion senior unsecured revolving credit facility, the proceeds of which are to be used for working capital or other general corporate purposes. In the fourth quarter of 2014, we exercised our option to extend the maturity date of our revolving credit agreement by one year from November 9, 2017, to November 9, 2018.

Amounts payable under our revolving credit facility will rank pro rata with all of our unsecured, unsubordinated indebtedness. Up to $200 million under our credit facility is available for swingline loans denominated in U.S. dollars. Advances under the facility bear interest at (i) a base rate or (ii) a rate equal to the LIBOR rate plus an applicable margin based on the credit ratings of our outstanding senior unsecured long-term debt. Based on our current long-term debt ratings, the applicable margin on LIBOR rate loans was 0.875 percent per annum as of December 31, 2014. Advances under the facility may be prepaid without premium or penalty, subject to customary breakage costs.
The credit agreement includes various covenants, including, among others, maintaining a leverage ratio of no more than 3.25 to 1.0. As of December 31, 2014, we were in compliance with the covenants.
There were no outstanding borrowings under this facility at December 31, 2014. A reconciliation of the maximum capacity of our revolver to the amount available under the facility was as follows:

In millions	December 31, 2014
Maximum credit capacity of the revolving credit facility	$1,750
Less: Letters of credit against revolving credit facility	24
Amount available for borrowing under the revolving credit facility	$1,726
As of December 31, 2014, we also had $261 million available for borrowings under our international and other domestic credit facilities. Borrowings against the other domestic and international short-term facilities were $86 million as of December 31, 2014 and $17 million at the end of 2013.
Long-term Debt

	December 31,
In millions	2014	2013
Long-term debt
Senior notes, 3.65%, due 2023	$500	$500
Debentures, 6.75%, due 2027	58	58
Debentures, 7.125%, due 2028	250	250
Senior notes, 4.875%, due 2043	500	500
Debentures, 5.65%, due 2098 (effective interest rate 7.48%)	165	165
Credit facilities related to consolidated joint ventures	3	92
Other debt	31	65
Unamortized discount	(47)	(48)
Fair value adjustments due to hedge on indebtedness	65	49
Capital leases	87	92
Total long-term debt	1,612	1,723
Less: Current maturities of long-term debt	(23)	(51)
Long-term debt	$1,589	$1,672

Principal payments required on long-term debt during the next five years are as follows:

In millions	2015	2016	2017	2018	2019
Principal payments	$23	$28	$12	$16	$11
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
Our debt agreements contain several restrictive covenants. The most restrictive of these covenants applies to our revolving credit facility which will upon default, among other things, limit our ability to incur additional debt or issue preferred stock, enter into sale-leaseback transactions, sell or create liens on our assets, make investments and merge or consolidate with any other person. In addition, we are subject to a maximum debt-to-EBITDA ratio financial covenant. As of December 31, 2014, we were in compliance with all of the covenants under our borrowing agreements.
Interest Rate Risk
We are exposed to market risk from fluctuations in interest rates. We manage our exposure to interest rate fluctuations through the use of interest rate swaps. The objective of the swaps is to more effectively balance our borrowing costs and interest rate risk.
In February 2014, we settled our November 2005 interest rate swap which previously converted our $250 million debt issue, due in 2028, from a fixed rate to a floating rate based on LIBOR spread. We are amortizing the $52 million gain realized upon settlement over the remaining 14-year term of related debt.
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
The following table summarizes these gains and losses for the years presented below:

	Years ended December 31,
In millions	2014		2013		2012
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings
Interest expense (1)	$23	$(19)	$(39)	$39	$6	$(6)
___________________________________________
(1) The difference between the gain/(loss) on swaps and borrowings represents hedge ineffectiveness.

Fair Value of Debt

Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair value and carrying value of total debt, including current maturities, was as follows:

In millions	December 31, 2014	December 31, 2013
Fair value of total debt(1)	$1,993	$1,877
Carrying value of total debt	1,698	1,740
___________________________________________
(1) The fair value of debt is derived from Level 2 inputs.

NOTE 10. PRODUCT WARRANTY LIABILITY
A tabular reconciliation of the product warranty liability, including the deferred revenue related to our extended warranty coverage and accrued recall programs was as follows:

	December 31,
In millions	2014	2013
Balance, beginning of year	$1,129	$1,088
Provision for warranties issued	411	431
Deferred revenue on extended warranty contracts sold	263	189
Payments	(404)	(427)
Amortization of deferred revenue on extended warranty contracts	(148)	(115)
Changes in estimates for pre-existing warranties	41	(35)
Foreign currency translation	(9)	(2)
Balance, end of year	$1,283	$1,129
Warranty related deferred revenue, supplier recovery receivables and the long-term portion of the warranty liability on our Consolidated Balance Sheets were as follows:

	December 31,
In millions	2014	2013	Balance Sheet Location
Deferred revenue related to extended coverage programs
Current portion	$170	$145	Deferred revenue
Long-term portion	438	349	Other liabilities and deferred revenue
Total	$608	$494
Receivables related to estimated supplier recoveries
Current portion	$12	$5	Trade and other receivables
Long-term portion	4	5	Other assets
Total	$16	$10
Long-term portion of warranty liability	$312	$275	Other liabilities and deferred revenue

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
Obligations, Assets and Funded Status
Benefit obligation balances presented below reflect the projected benefit obligation (PBO) for our pension plans. The changes in the benefit obligations, the various plan assets, the funded status of the plans and the amounts recognized in our Consolidated Balance Sheets for our significant pension plans were as follows:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans		U.K. Plans
In millions	2014	2013	2014	2013
Change in benefit obligation
Benefit obligation at the beginning of the year	$2,261	$2,454	$1,429	$1,269
Service cost	66	70	24	21
Interest cost	105	93	63	57
Actuarial loss (gain)	301	(193)	139	96
Benefits paid from fund	(143)	(150)	(48)	(50)
Benefits paid directly by employer	(11)	(13)	—	—
Exchange rate changes	—	—	(85)	37
Other	—	—	—	(1)
Benefit obligation at end of year	$2,579	$2,261	$1,522	$1,429
Change in plan assets
Fair value of plan assets at beginning of year	$2,445	$2,327	$1,516	$1,324
Actual return on plan assets	311	168	254	142
Employer contributions	100	100	94	56
Benefits paid	(143)	(150)	(48)	(50)
Exchange rate changes	—	—	(92)	44
Fair value of plan assets at end of year	$2,713	$2,445	$1,724	$1,516
Funded status (including underfunded and nonfunded plans) at end of year	$134	$184	$202	$87
Amounts recognized in consolidated balance sheets
Prepaid pensions - long-term assets	$435	$427	$202	$87
Accrued compensation, benefits and retirement costs - current liabilities	(12)	(11)	—	—
Pensions - long-term liabilities	(289)	(232)	—	—
Net amount recognized	$134	$184	$202	$87
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$611	$478	$286	$361
Prior service credit	(1)	(1)	—	—
Net amount recognized	$610	$477	$286	$361
In addition to the pension plans in the above table, we also maintain less significant defined benefit pension plans primarily in 14 other countries outside of the U.S. and the U.K. that comprise approximately 3 percent and 5 percent of our pension plan assets and obligations, respectively. These plans are reflected in "Other liabilities and deferred revenue" on our Consolidated Balance Sheets.
The following table presents information regarding total accumulated benefit obligation, PBO's and underfunded pension plans that are included in the preceding table:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans		U.K. Plans
In millions	2014	2013	2014	2013
Total accumulated benefit obligation	$2,539	$2,231	$1,402	$1,309
Plans with accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation	261	212	—	—
Plans with projected benefit obligation in excess of plan assets
Projected benefit obligation	301	243	—	—

Components of Net Periodic Pension Cost
The following table presents the net periodic pension cost under our plans:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans			U.K. Plans
In millions	2014	2013	2012	2014	2013	2012
Service cost	$66	$70	$58	$24	$21	$21
Interest cost	105	93	103	63	57	59
Expected return on plan assets	(173)	(167)	(157)	(84)	(72)	(81)
Amortization of prior service (credit) cost	(1)	(1)	(1)	—	—	1
Recognized net actuarial loss	31	62	47	26	24	14
Net periodic pension cost	$28	$57	$50	$29	$30	$14
Other changes in benefit obligations and plan assets recognized in other comprehensive income in 2014, 2013 and 2012 were as follows:

In millions	2014	2013	2012
Amortization of prior service (cost) credit	$1	$1	$(1)
Recognized actuarial loss	(57)	(86)	(61)
Incurred prior service cost	—	—	1
Incurred actuarial (gain) loss	133	(168)	124
Foreign exchange translation adjustments	(18)	10	16
Total recognized in other comprehensive income	$59	$(243)	$79

Total recognized in net periodic pension cost and other comprehensive income	$116	$(156)	$143
The amount in accumulated other comprehensive loss expected to be recognized as a component of net periodic pension cost during the next fiscal year is a net actuarial loss of $71 million.
Assumptions
The table below presents various assumptions used in determining the pension benefit obligation for each year and reflects weighted-average percentages for the various plans as follows:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans		U.K. Plans
	2014	2013	2014	2013
Discount rate	4.07%	4.83%	3.80%	4.60%
Compensation increase rate	4.88%	4.91%	4.25%	4.50%
The table below presents various assumptions used in determining the net periodic pension cost and reflects weighted-average percentages for the various plans as follows:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans			U.K. Plans
	2014	2013	2012	2014	2013	2012
Discount rate	4.83%	3.97%	4.82%	4.60%	4.70%	5.20%
Expected return on plan assets	7.50%	8.00%	8.00%	5.80%	5.80%	6.50%
Compensation increase rate	4.91%	4.91%	4.00%	4.50%	4.00%	4.25%

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
U.S. Plan Assets
For the U.S. qualified pension plans, our assumption for the expected return on assets was 7.5 percent in 2014. Projected returns are based primarily on broad, publicly traded equity and fixed income indices and forward-looking estimates of active portfolio and investment management. We expect additional positive returns from this active investment management. Based on the historical returns and forward-looking return expectations, we have elected to continue using our assumption of 7.5 percent in 2015.
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
U.K. Plan Assets
For the U.K. qualified pension plans, our assumption for the expected return on assets was 5.8 percent in 2014. The methodology used to determine the rate of return on pension plan assets in the U.K. was based on establishing an equity-risk premium over current long-term bond yields adjusted based on target asset allocations. Our strategy with respect to our investments in these assets is to be invested in a suitable mixture of return-seeking assets (equities and real estate) and liability matching assets (bonds) with a long-term outlook. Therefore, the risk and return balance of our U.K. asset portfolio should reflect a long-term horizon. To achieve these objectives we have established the following targets:

Asset Class	Target
Global equities	25.5%
Real estate	7.5%
Re-insurance	5.0%
Private equity	7.5%
Corporate credit instruments	4.5%
Fixed income	50.0%
Total	100.0%
As part of our strategy in the U.K. we have not prohibited the use of any financial instrument, including derivatives. Based on the above discussion, we have elected to continue using our assumption of 5.8 percent in 2015.

Fair Value of U.S. Plan Assets
The fair values of U.S. pension plan assets by asset category were as follows:

	Fair Value Measurements as of December 31, 2014
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Equities
U.S.	$103	$297	$—	$400
Non-U.S.	137	82	—	219
Fixed Income
Government debt	—	886	—	886
Corporate debt
U.S.	—	724	—	724
Non-U.S.	—	87	—	87
Asset/mortgaged backed securities	—	45	—	45
Net cash equivalents(1)	28	2	—	30
Derivative instruments(2)	—	2	—	2
Private equity and real estate(3)	—	—	306	306
Total	$268	$2,125	$306	$2,699
Pending trade/purchases/sales				5
Accruals(4)				9
Total				$2,713

	Fair Value Measurements as of December 31, 2013
In millions	Quoted prices in active markets for identical assets (Level 1) (5)	Significant other observable inputs (Level 2) (5)	Significant unobservable inputs (Level 3)	Total
Equities
U.S.	$96	$387	$—	$483
Non-U.S.	143	126	—	269
Fixed Income
Government debt	—	780	—	780
Corporate debt
U.S.	—	523	—	523
Non-U.S.	—	64	—	64
Asset/mortgaged backed securities	—	12	—	12
Net cash equivalents(1)	33	3	—	36
Derivative instruments (2)	—	2	—	2
Private equity and real estate (3)	—	—	296	296
Total	$272	$1,897	$296	$2,465
Pending trade/purchases/sales				(28)
Accruals(4)				8
Total				$2,445
____________________________________________________

(1)	Cash equivalents include commercial paper, short-term government/agency, mortgage and credit instruments.

(2)	Derivative instruments include interest rate swaps and credit default swaps.

(3)
The instruments in private equity and real estate funds, for which quoted market prices are not available, are valued at their estimated fair value as determined by applicable investment managers or by audited financial statement of the funds.

(4)	Interest or dividends that had not been settled as of the year ended December 31.

(5)	We revised 2013 balances to classify $683 million as Level 2 assets instead of Level 1.

The reconciliation of Level 3 assets was as follows:

	Fair Value Measurements as of December 31, Using Significant Unobservable Inputs (Level 3)
In millions	Private Equity	Real Estate	Total
Balance at December 31, 2012	$156	$130	$286
Actual return on plan assets
Unrealized (losses) gains on assets still held at the reporting date	20	10	30
Purchases, sales and settlements, net	(23)	3	(20)
Balance at December 31, 2013	153	143	296
Actual return on plan assets
Unrealized (losses) gains on assets still held at the reporting date	22	11	33
Purchases, sales and settlements, net	(27)	4	(23)
Balance at December 31, 2014	$148	$158	$306
Fair Value of U.K. Plan Assets
In July 2012, the U.K. pension plan purchased an insurance contract that will guarantee payment of specified pension liabilities. The contract defers payment for 10 years. This is included in the table below in Level 3 for years ended December 31, 2014 and 2013 at a value of $462 million and $440 million, respectively.
The fair values of U.K. pension plan assets by asset category were as follows:

	Fair Value Measurements as of December 31, 2014
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Equities
U.S.	$—	$153	$—	$153
Non-U.S.	—	399	—	399
Fixed Income
Corporate debt
U.S.	—	321	—	321
Non-U.S.	—	158	—	158
Net cash equivalents(1)	24	—	—	24
Re-insurance	—	65	—	65
Private equity, real estate & insurance(2)	—	—	604	604
Total	$24	$1,096	$604	$1,724

	Fair Value Measurements as of December 31, 2013
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Equities
U.S.	$—	$270	$—	$270
Non-U.S.	—	328	—	328
Fixed Income
Government debt	—	120	—	120
Corporate debt non-U.S.	—	138	—	138
Net cash equivalents(1)	13	—	—	13
Derivative instruments(3)	—	24	—	24
Re-insurance	—	66	—	66
Private equity, real estate & insurance(2)	—	—	557	557
Total	$13	$946	$557	$1,516
_____________________________________________________

(1)	Cash equivalents include commercial paper, short-term government/agency, mortgage and credit instruments.

(2)
The instruments in private equity and real estate funds, for which quoted market prices are not available, are valued at their estimated fair value as determined by applicable investment managers or by audited financial statement of the funds.

(3)	Derivative instruments consist of interest rate swaps.

The reconciliation of Level 3 assets was as follows:

	Fair Value Measurements as of December 31, Using Significant Unobservable Inputs (Level 3)
In millions	Insurance	Real Estate	Private Equity	Total
Balance at December 31, 2012	$424	$34	$28	$486
Actual return on plan assets
Unrealized (losses) gains on assets still held at the reporting date	29	2	5	36
Purchases, sales and settlements, net	(13)	33	15	35
Balance at December 31, 2013	440	69	48	557
Actual return on plan assets
Unrealized (losses) gains on assets still held at the reporting date	42	(3)	11	50
Purchases, sales and settlements, net	(20)	(5)	22	(3)
Balance at December 31, 2014	$462	$61	$81	$604
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
Estimated Future Contributions and Benefit Payments
We plan to contribute approximately $175 million to our defined benefit pension plans in 2015. The table below presents expected future benefit payments under our pension plans:

	Qualified and Non-Qualified Pension Plans
In millions	2015	2016	2017	2018	2019	2020 - 2024
Expected benefit payments	$231	$232	$238	$243	$247	$1,283
Other Pension Plans
We also sponsor defined contribution plans for certain hourly and salaried employees. Our contributions to these plans were $73 million, $66 million and $74 million for the years ended December 31, 2014, 2013 and 2012.
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

Obligations and Funded Status
Benefit obligation balances presented below reflect the accumulated postretirement benefit obligations (APBO) for our other postretirement benefit plans. The changes in the benefit obligations, the funded status of the plans and the amounts recognized in our Consolidated Balance Sheets for our significant other postretirement benefit plans were as follows:

In millions	2014	2013
Change in benefit obligation
Benefit obligation at the beginning of the year	$398	$478
Interest cost	17	17
Plan participants' contributions	10	10
Actuarial loss (gain)	38	(49)
Benefits paid directly by employer	(55)	(58)
Benefit obligation at end of year	$408	$398

Funded status at end of year	$(408)	$(398)

Amounts recognized in consolidated balance sheets
Accrued compensation, benefits and retirement costs - current liabilities	$(39)	$(42)
Postretirement benefits other than pensions-long-term liabilities	(369)	(356)
Net amount recognized	$(408)	$(398)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$65	$27
Prior service credit	(5)	(5)
Net amount recognized	$60	$22
In addition to the other postretirement plans in the above table, we also maintain less significant postretirement plans in four other countries outside the U.S. that comprise less than 7 percent of our postretirement obligations. These plans are reflected in "Other liabilities and deferred revenue" in our Consolidated Balance Sheets.
Components of Net Periodic Other Postretirement Benefits Cost
The following table presents the net periodic other postretirement benefits cost under our plans:

In millions	2014	2013	2012
Interest cost	$17	$17	$21
Amortization of prior service credit	—	—	(5)
Recognized net actuarial loss	—	6	3
Other	—	—	1
Net periodic other postretirement benefit cost	$17	$23	$20
Other changes in benefit obligations recognized in other comprehensive income in 2014, 2013 and 2012 were as follows:

In millions	2014	2013	2012
Amortization of prior service credit	$—	$—	$5
Recognized actuarial loss	—	(6)	(3)
Incurred actuarial (gain) loss	38	(49)	20
Incurred prior service credit	—	—	(4)
Other	—	—	(1)
Total recognized in other comprehensive income	$38	$(55)	$17

Total recognized in net periodic other postretirement benefit cost and other comprehensive income	$55	$(32)	$37

The amount in accumulated other comprehensive loss expected to be recognized as a component of net periodic other postretirement benefit cost during the next fiscal year is $5 million.
Assumptions
The table below presents assumptions used in determining the other postretirement benefit obligation for each year and reflects weighted-average percentages for our other postretirement plans as follows:

	2014	2013
Discount rate	3.90%	4.55%
The table below presents assumptions used in determining the net periodic other postretirement benefits cost and reflects weighted-average percentages for the various plans as follows:

	2014	2013	2012
Discount rate	4.55%	3.70%	4.70%
Our consolidated other postretirement benefit obligation is determined by application of the terms of health care and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates. For measurement purposes, a 7.00 percent annual rate of increase in the per capita cost of covered health care benefits was assumed in 2014. The rate is assumed to decrease on a linear basis to 5.00 percent through 2019 and remain at that level thereafter. An increase in the health care cost trends of 1 percent would increase our APBO by $22 million as of December 31, 2014 and the net periodic other postretirement benefit cost for 2015 by $1 million. A decrease in the health care cost trends of 1 percent would decrease our APBO by $18 million as of December 31, 2014 and the net periodic other postretirement benefit cost for 2015 by $1 million.
Estimated Benefit Payments
The table below presents expected benefit payments under our other postretirement benefit plans:

In millions	2015	2016	2017	2018	2019	2020 - 2024
Expected benefit payments	$40	$38	$36	$33	$31	$134
NOTE 12. OTHER LIABILITIES AND DEFERRED REVENUE
Other liabilities and deferred revenue included the following:

	December 31,
In millions	2014	2013
Deferred revenue	$513	$414
Accrued warranty	312	275
Accrued compensation	215	184
Other long-term liabilities	375	357
Other liabilities and deferred revenue	$1,415	$1,230

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
Other Guarantees and Commitments
In addition to the matters discussed above, from time to time we enter into other guarantee arrangements, including guarantees of non-U.S. distributor financings, residual value guarantees on equipment under operating leases and other miscellaneous guarantees of third-party obligations. As of December 31, 2014, the maximum potential loss related to these other guarantees was $5 million.
We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. The penalty amounts are less than our purchase commitments and essentially allow the supplier to recover their tooling costs in most instances. As of December 31, 2014, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $79 million, of which $41 million relates to a contract with an engine parts supplier that extends to 2016. These arrangements enable us to secure critical components. We do not currently anticipate paying any penalties under these contracts.
During the second quarter of 2014, we began entering into physical forward contracts with suppliers of platinum and palladium to purchase minimum volumes of the commodities at contractually stated prices for various periods, not to exceed two years. As of December 31, 2014, the total commitments under these contracts were $96 million. These arrangements enable us to fix the prices of these commodities, which otherwise are subject to market volatility.
We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance. These performance bonds and other performance-related guarantees were $76 million and $66 million as of December 31, 2014 and 2013, respectively.
Indemnifications
Periodically, we enter into various contractual arrangements where we agree to indemnify a third-party against certain types of losses. Common types of indemnities include:

•	product liability and license, patent or trademark indemnifications;

•	asset sale agreements where we agree to indemnify the purchaser against future environmental exposures related to the asset sold; and

•	any contractual agreement where we agree to indemnify the counter-party for losses suffered as a result of a misrepresentation in the contract.
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

Leases
We lease certain manufacturing equipment, facilities, warehouses, office space and equipment, aircraft and automobiles for varying periods under lease agreements. Most of the leases are non-cancelable operating leases with fixed rental payments, expire over the next 10 years and contain renewal provisions. Rent expense under these leases was as follows:

	Years ended December 31,
In millions	2014	2013	2012
Rent expense	$195	$186	$176
The following is a summary of the leased property under capital leases by major classes:

	December 31,
In millions	2014	2013
Building	$105	$103
Equipment	98	97
Other	15	16
Less: Accumulated depreciation	(105)	(96)
Total	$113	$120
Following is a summary of the future minimum lease payments due under capital and operating leases, including leases in our rental business, with terms of more than one year at December 31, 2014, together with the net present value of the minimum payments due under capital leases:

In millions	Capital Leases	Operating Leases
2015	$23	$152
2016	22	119
2017	13	104
2018	11	81
2019	8	71
After 2019	41	105
Total minimum lease payments	$118	$632
Interest	(31)
Present value of net minimum lease payments	$87
In addition, we have subleased certain facilities under operating leases to third parties. The future minimum lease payments due from lessees under those arrangements are less than $2 million per year for the years 2015 through 2018.
NOTE 14. SHAREHOLDERS' EQUITY
Preferred and Preference Stock
We are authorized to issue one million shares each of zero par value preferred and preference stock with preferred shares being senior to preference shares. We can determine the number of shares of each series, and the rights, preferences and limitations of each series. At December 31, 2014, there was no preferred or preference stock outstanding.

Common Stock
Changes in shares of common stock, treasury stock and common stock held in trust for employee benefit plans are as follows:

In millions	Common Stock	Treasury Stock	Common Stock Held in Trust
Balance at December 31, 2011	222.2	30.2	1.8
Shares acquired	—	2.6	—
Shares issued	0.4	(0.2)	(0.3)
Other shareholder transactions	(0.2)	—	—
Balance at December 31, 2012	222.4	32.6	1.5
Shares acquired	—	3.3	—
Shares issued	0.1	(0.3)	(0.2)
Other shareholder transactions	(0.2)	—	—
Balance at December 31, 2013	222.3	35.6	1.3
Shares acquired	—	4.8	—
Shares issued	0.1	(0.3)	(0.2)
Other shareholder transactions	(0.1)	—	—
Balance at December 31, 2014	222.3	40.1	1.1
Treasury Stock
Shares of common stock repurchased by us are recorded at cost as treasury stock and result in a reduction of shareholders' equity in our Consolidated Balance Sheets. Treasury shares may be reissued as part of our stock-based compensation programs. When shares are reissued, we use the weighted-average cost method for determining cost. The gains between the cost of the shares and the issuance price are added to additional paid-in-capital. The losses are deducted from additional paid-in capital to the extent of the gains. Thereafter, the losses are deducted from retained earnings. Treasury stock activity for the three-year period ended December 31, 2014, consisting of shares issued and repurchased is presented in our Consolidated Statements of Changes in Equity.
In December 2012, the Board of Directors authorized the acquisition of up to $1 billion of our common stock upon completion of the 2011 repurchase program. In 2014, quarterly purchases under the repurchase program were as follows:

In millions (except per share amounts) For each quarter ended	2014 Shares Purchased	Average Cost Per Share	Total Cost of Repurchases	Remaining Authorized Capacity (1)
December 2012, $1 billion repurchase program
March 30	3.0	$139.70	$419	$425
June 29	0.1	148.11	11	415
September 28	1.2	139.76	175	240
December 31	0.5	132.66	65	174
Total	4.8	139.12	$670	174
___________________________________________
(1) The remaining authorized capacity is calculated based on the cost to purchase the shares, but excludes commission expenses according to the Board of Directors authorization.
In July 2014, our Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon the completion of the 2012 repurchase plan.
Quarterly Dividends
Total dividends paid to common shareholders in 2014, 2013 and 2012 were $512 million, $420 million and $340 million, respectively. Declaration and payment of dividends in the future depends upon our income and liquidity position, among other factors, and is subject to declaration by our Board of Directors, who meet quarterly to consider our dividend payment. We expect to fund dividend payments with cash from operations.

In July 2014, the Board of Directors authorized a dividend increase of 25 percent from $0.625 per share to $0.78 per share on a quarterly basis effective in the third quarter. In July 2013, the Board of Directors authorized a 25 percent increase to our quarterly cash dividend on our common stock from $0.50 per share to $0.625 per share. In July 2012, the Board of Directors approved a 25 percent increase to our quarterly cash dividend on our common stock from $0.40 per share to $0.50 per share. Cash dividends per share paid to common shareholders for the last three years were as follows:

	Quarterly Dividends
	2014	2013	2012
First quarter	$0.625	$0.50	$0.40
Second quarter	0.625	0.50	0.40
Third quarter	0.78	0.625	0.50
Fourth quarter	0.78	0.625	0.50
Total	$2.81	$2.25	$1.80
Employee Benefits Trust
In 1997, we established the Employee Benefits Trust (EBT) funded with common stock for use in meeting our future obligations under employee benefit and compensation plans. The primary sources of cash for the EBT are dividends received on unallocated shares of our common stock held by the EBT. The EBT may be used to fund matching contributions to employee accounts in the 401(k) Retirement Savings Plan (RSP) made in proportion to employee contributions under the terms of the RSP. In addition, we may direct the trustee to sell shares of the EBT on the open market to fund other non-qualified employee benefit plans. Matching contributions charged to income for the years ended December 31, 2014, 2013 and 2012 were $24 million, $24 million and $27 million, respectively.

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Following are the changes in accumulated other comprehensive income (loss) by component:

In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on marketable securities	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at December 31, 2011	$(724)	$(198)	$4	$(20)	$(938)
Other comprehensive income before reclassifications
Before tax amount	(164)	51	6	16	(91)	$(8)	$(99)
Tax (expense) benefit	54	(14)	(2)	(4)	34	—	34
After tax amount	(110)	37	4	12	(57)	(8)	(65)
Amounts reclassified from accumulated other comprehensive income(1)	40	—	(3)	8	45	1	46
Net current period other comprehensive income (loss)	(70)	37	1	20	(12)	$(7)	$(19)
Balance at December 31, 2012	$(794)	$(161)	$5	$—	$(950)
Other comprehensive income before reclassifications
Before tax amount	206	(31)	16	(6)	185	$(28)	$157
Tax (expense) benefit	(87)	13	(9)	3	(80)	—	(80)
After tax amount	119	(18)	7	(3)	105	(28)	77
Amounts reclassified from accumulated other comprehensive income(1)(2)	64	—	(5)	2	61	(1)	60
Net current period other comprehensive income (loss)	183	(18)	2	(1)	166	$(29)	$137
Balance at December 31, 2013	$(611)	$(179)	$7	$(1)	$(784)
Other comprehensive income before reclassifications
Before tax amount	(196)	(241)	2	2	(433)	$(7)	$(440)
Tax (expense) benefit	92	14	(1)	(1)	104	—	104
After tax amount	(104)	(227)	1	1	(329)	(7)	(336)
Amounts reclassified from accumulated other comprehensive income(1)(2)	46	—	(9)	(2)	35	(4)	31
Net current period other comprehensive income (loss)	(58)	(227)	(8)	(1)	(294)	$(11)	$(305)
Balance at December 31, 2014	$(669)	$(406)	$(1)	$(2)	$(1,078)
_______________________________________________________________________
(1) Amounts are net of tax.
(2) See reclassifications out of accumulated other comprehensive income (loss) disclosure below for further details.

Following are the items reclassified out of accumulated other comprehensive income (loss) and the related tax effects:

In millions	Years ended December 31,
(Gain)/Loss Components	2014	2013	Statement of Income Location
Realized (gain) loss on marketable securities	$(14)	$(13)	Other income (expense), net
Income tax expense	1	7	Income tax expense
Net realized (gain) loss on marketable securities	$(13)	$(6)

Realized (gain) loss on derivatives
Foreign currency forward contracts	$(5)	$2	Net sales
Commodity swap contracts	2	1	Cost of sales
Total before taxes	(3)	3
Income tax expense (benefit)	1	(1)	Income tax expense
Net realized (gain) loss on derivatives	$(2)	$2

Change in pension and other postretirement defined benefit plans
Recognized actuarial loss	$63	$95	(1)
Total before taxes	63	95
Income tax expense (benefit)	(17)	(31)	Income tax expense
Net change in pensions and other postretirement defined benefit plans	$46	$64

Total reclassifications for the period	$31	$60
_______________________________________________________________________
(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 11, ''PENSION AND OTHER POSTRETIREMENT BENEFITS'').

NOTE 16. STOCK INCENTIVE AND STOCK OPTION PLANS
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
Stock options are generally granted with a strike price equal to the fair market value of the stock on the date of grant and a life of 10 years. Stock options granted in 2014 have a three-year vesting period whereas stock options granted prior to 2014 had a two-year vesting period. The strike price may be higher than the fair value of the stock on the date of the grant, but cannot be lower. Compensation expense is recorded on a straight-line basis over the vesting period beginning on the grant date. The compensation expense is based on the fair value of each option grant using the Black-Scholes option pricing model. Options granted to employees eligible for retirement under our retirement plan are fully expensed as of the grant date.
Stock options are also awarded through the Key Employee Stock Investment Plan (KESIP) which allows certain employees, other than officers, to purchase shares of common stock on an installment basis up to an established credit limit. For every even block of 100 KESIP shares purchased by the employee 50 stock options are granted. The options granted through the KESIP program are considered awards under the Plan and are vested immediately. Compensation expense for stock options granted through the KESIP program is recorded based on the fair value of each option grant using the Black-Scholes option pricing model.
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
Employee compensation expense (net of estimated forfeitures) related to our share-based plans for the year ended December 31, 2014, 2013 and 2012, was approximately $35 million, $34 million and $35 million, respectively. The excess tax benefit associated with our share-based plans for the years ended December 31, 2014, 2013 and 2012, was $5 million, $13 million and $14 million, respectively. The total unrecognized compensation expense (net of estimated forfeitures) related to nonvested awards was approximately $32 million at December 31, 2014, and is expected to be recognized over a weighted-average period of less than two years.
The tables below summarize the activity in the Plan:

	Options	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Balance at December 31, 2011	1,243,037	$59.02
Granted	321,945	119.34
Exercised	(241,815)	31.73
Forfeited	(13,999)	67.86
Balance at December 31, 2012	1,309,168	78.80
Granted	432,370	112.07
Exercised	(265,528)	40.48
Forfeited	(13,674)	105.19
Balance at December 31, 2013	1,462,336	95.35
Granted	350,630	148.98
Exercised	(175,526)	82.06
Forfeited	(10,716)	102.56
Balance at December 31, 2014	1,626,724	$108.30	7.22	$62

Exercisable, December 31, 2012	785,869	$51.40	6.26	$44
Exercisable, December 31, 2013	758,936	$76.85	5.94	$48
Exercisable, December 31, 2014	903,059	$92.18	6.05	$48
The weighted-average grant date fair value of options granted during the years ended December 31, 2014, 2013 and 2012, was $49.16, $48.00 and $54.25, respectively. The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012, was approximately $12 million, $22 million and $19 million, respectively.

The weighted-average grant date fair value of performance and restricted shares was as follows:

	Performance Shares		Restricted Shares
Nonvested	Shares	Weighted-average Fair Value	Shares	Weighted-average Fair Value
Balance at December 31, 2011	525,391	$62.05	81,845	$61.49
Granted	325,590	89.92	3,150	91.68
Vested	(194,484)	25.46	(22,766)	52.16
Forfeited	(26,413)	91.94	—	—
Balance at December 31, 2012	630,084	86.49	62,229	66.43
Granted	176,649	106.40	7,506	114.56
Vested	(303,882)	61.48	(26,901)	62.03
Forfeited	(26,938)	85.07	(10,293)	65.41
Balance at December 31, 2013	475,913	109.93	32,541	81.49
Granted	206,031	130.38	—	—
Vested	(207,093)	107.64	(21,266)	65.88
Forfeited	(8,158)	121.18	—	—
Balance at December 31, 2014	466,693	$119.78	11,275	$110.94
The total vesting date fair value of performance shares vested during the years ended December 31, 2014, 2013 and 2012 was $30 million, $35 million and $24 million, respectively. The total fair value of restricted shares vested was $3 million, $3 million and $3 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	2014	2013	2012
Expected life (years)	5	5	5
Risk-free interest rate	1.80%	0.79%	1.05%
Expected volatility	41.17%	56.59%	58.98%
Dividend yield	1.61%	1.55%	1.30%
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
NOTE 17. NONCONTROLLING INTERESTS
Noncontrolling interests in the equity of consolidated subsidiaries were as follows:

	December 31,
In millions	2014	2013
Cummins India Ltd.	$252	$252
Wuxi Cummins Turbo Technologies Co. Ltd.	67	81
Other	25	27
Total	$344	$360

NOTE 18. EARNINGS PER SHARE
We calculate basic earnings per share (EPS) of common stock by dividing net income attributable to Cummins Inc. by the weighted-average number of common shares outstanding for the period. The calculation of diluted EPS assumes the issuance of common stock for all potentially dilutive share equivalents outstanding. We exclude shares of common stock held in the EBT (see Note 14, "SHAREHOLDERS' EQUITY") from the calculation of the weighted-average common shares outstanding until those shares are distributed from the EBT to the RSP. Following are the computations for basic and diluted earnings per share:

	Years ended December 31,
Dollars in millions, except per share amounts	2014	2013	2012
Net income attributable to Cummins Inc.	$1,651	$1,483	$1,645

Weighted-average common shares outstanding
Basic	182,637,568	186,994,382	189,286,821
Dilutive effect of stock compensation awards	441,727	423,459	381,883
Diluted	183,079,295	187,417,841	189,668,704
Earnings per common share attributable to Cummins Inc.
Basic	$9.04	$7.93	$8.69
Diluted	9.02	7.91	8.67
The weighted-average diluted common shares outstanding for 2014, 2013 and 2012 excludes the effect of 165,840, 359,641 and 453,893 weighted-average shares, respectively, of common stock options, since such options had an exercise price in excess of the monthly average market value of our common stock during that year.
NOTE 19. OPERATING SEGMENTS
Operating segments under GAAP are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Cummins' chief operating decision-maker (CODM) is the Chief Executive Officer.
Our reportable operating segments consist of the following: Engine, Distribution, Components and Power Generation. This reporting structure is organized according to the products and markets each segment serves. The Engine segment produces engines and parts for sale to customers in on-highway and various industrial markets. Our engines are used in trucks of all sizes, buses and recreational vehicles, as well as in various industrial applications, including construction, mining, agriculture, marine, oil and gas, rail and military equipment. The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets and service parts, as well as performing service and repair activities on our products and maintaining relationships with various OEMs throughout the world. The Components segment sells filtration products, aftertreatment systems, turbochargers and fuel systems. The Power Generation segment is an integrated provider of power systems, which sells engines, generator sets and alternators.
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

Summarized financial information regarding our reportable operating segments at December 31, is shown in the table below:

In millions	Engine	Distribution		Components	Power Generation	Non-segment Items(1)	Total
2014
External sales	$8,437	$5,135		$3,791	$1,858	$—	$19,221
Intersegment sales	2,525	39		1,327	1,038	(4,929)	—
Total sales	10,962	5,174		5,118	2,896	(4,929)	19,221
Depreciation and amortization(2)	207	86		106	53	—	452
Research, development and engineering expenses	438	9		230	77	—	754
Equity, royalty and interest income from investees	147	148		36	39	—	370
Interest income	12	4		4	3	—	23
Segment EBIT	1,225	491	(3)	684	168	(70)	2,498
Net assets	3,450	2,441		2,152	1,694	—	9,737
Investments and advances to equity investees	468	209		164	140	—	981
Capital expenditures	395	89		162	97	—	743
2013
External sales	$8,270	$3,726		$3,151	$2,154	$—	$17,301
Intersegment sales	1,743	23		1,191	877	(3,834)	—
Total sales	10,013	3,749		4,342	3,031	(3,834)	17,301
Depreciation and amortization(2)	205	54		96	50	—	405
Research, development and engineering expenses	416	6		218	73	—	713
Equity, royalty and interest income from investees	136	165		28	32	—	361
Interest income	16	2		3	6	—	27
Segment EBIT(3)	1,041	388	(3)	527	218	(14)	2,160
Net assets	4,323	1,637		1,885	1,801	—	9,646
Investments and advances to equity investees	419	262		140	110	—	931
Capital expenditures	372	57		141	106	—	676
2012
External sales	$9,101	$3,261		$2,809	$2,163	$—	$17,334
Intersegment sales	1,632	16		1,203	1,105	(3,956)	—
Total sales	10,733	3,277		4,012	3,268	(3,956)	17,334
Depreciation and amortization(2)	192	34		82	47	—	355
Research, development and engineering expenses	433	6		213	76	—	728
Equity, royalty and interest income from investees	127	188		29	40	—	384
Interest income	11	2		3	9	—	25
Segment EBIT	1,248	369	(3)	426	285	(25)	2,303
Net assets	3,373	1,392		1,830	1,582	—	8,177
Investments and advances to equity investees	401	281		127	88	—	897
Capital expenditures	399	62		134	95	—	690
____________________________________________________

(1)
Includes intersegment sales and profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses for the years ended December 31, 2014 and 2013. The year ended December 31, 2012, included a $20 million charge ($12 million after-tax) related to legal matters. The charge was excluded from segment results as it was not considered in our evaluation of operating results for the year ended December 31, 2012.

(2)
Depreciation and amortization as shown on a segment basis excludes the amortization of debt discount and deferred costs that are included in the Consolidated Statements of Income as "Interest expense." The amortization of debt discount and deferred costs were $3 million, $2 million and $6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(3)
Distribution segment EBIT included gains on the fair value adjustment resulting from the acquisition of controlling interests in North American distributors of $73 million, $12 million and $7 million for the periods ended December 31, 2014, 2013, and 2012, respectively. See Note 2, "ACQUISITIONS," for additional information.

A reconciliation of our segment information to the corresponding amounts in the Consolidated Statements of Income is shown in the table below:

	Years ended December 31,
In millions	2014	2013	2012
Total EBIT	$2,498	$2,160	$2,303
Less: Interest expense	64	41	32
Income before income taxes	$2,434	$2,119	$2,271

	December 31,
In millions	2014	2013	2012
Net assets for operating segments	$9,737	$9,646	$8,177
Liabilities deducted in arriving at net assets	6,009	5,103	4,913
Pension and other postretirement benefit adjustments excluded from net assets	(319)	(346)	(977)
Deferred tax assets not allocated to segments	314	292	410
Debt-related costs not allocated to segments	35	33	25
Total assets	$15,776	$14,728	$12,548
The tables below present certain segment information by geographic area. Net sales attributed to geographic areas were based on the location of the customer. Long-lived assets include property, plant and equipment, net of depreciation, investments and advances to equity investees and other assets, excluding deferred tax assets, refundable taxes and deferred debt expenses.

In millions	Years ended December 31,
Net Sales	2014	2013	2012
United States	$10,058	$8,382	$8,107
China	1,446	1,194	1,056
Canada	771	655	642
Brazil	730	882	798
India	546	630	757
Mexico	561	556	692
United Kingdom	479	453	660
Other foreign countries	4,630	4,549	4,622
Total net sales	$19,221	$17,301	$17,334

In millions	December 31,
Long-lived assets	2014	2013	2012
United States	$2,949	$2,606	$2,440
China	692	646	589
India	391	330	243
United Kingdom	339	319	339
Brazil	161	172	170
Netherlands	156	138	130
Canada	126	68	69
Mexico	96	87	77
Germany	79	69	49
Korea	34	37	37
Romania	31	27	15
Turkey	30	28	29
Australia	17	18	25
United Arab Emirates	16	15	16
Singapore	13	17	16
France	12	13	13
Other foreign countries	42	34	33
Total long-lived assets	$5,184	$4,624	$4,290

Our largest customer is PACCAR Inc. Worldwide sales to this customer were $2,706 million in 2014, $2,085 million in 2013 and $2,232 million in 2012, representing 14 percent, 12 percent and 13 percent, respectively, of our consolidated net sales. No other customer accounted for more than 10 percent of consolidated net sales.

SELECTED QUARTERLY FINANCIAL DATA
UNAUDITED

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
In millions, except per share amounts	2014
Net sales	$4,406	$4,835	$4,890	$5,090
Gross margin (1)	1,099	1,205	1,284	1,273
Net income attributable to Cummins Inc.	338	446	423	444
Earnings per common share attributable to Cummins Inc.—basic	$1.83	$2.44	$2.32	$2.45
Earnings per common share attributable to Cummins Inc.—diluted	1.83	2.43	2.32	2.44
Cash dividends per share	0.625	0.625	0.78	0.78
Stock price per share
High	$148.60	$161.03	$158.25	$151.25
Low	122.64	139.01	132.63	124.30

	2013
Net sales	$3,922	$4,525	$4,266	$4,588
Gross margin (1)	934	1,128	1,081	1,137
Net income attributable to Cummins Inc.	282	414	355	432
Earnings per common share attributable to Cummins Inc.—basic (2)	$1.50	$2.20	$1.91	$2.33
Earnings per common share attributable to Cummins Inc.—diluted	1.49	2.20	1.90	2.32
Cash dividends per share	0.50	0.50	0.625	0.625
Stock price per share
High	$122.54	$122.32	$136.50	$141.39
Low	109.19	103.41	107.51	122.52
___________________________________________________

(1)
We revised the classification of certain amounts for "Cost of sales" and "Selling, general and administrative expenses" for the first and second quarters of 2014 and all four quarters in 2013. The segment EBIT performance measure is unchanged, however, certain activities that were previously classified in "Selling, general and administrative expenses" are now classified as "Cost of sales". The reclassifications for 2014 were $17 million and $22 million for the first and second quarters, respectively, while the reclassifications for 2013 were $23 million, $25 million, $28 million and $27 million for each sequential quarter, respectively. The revision had no impact on reported net income, cash flows or the balance sheet. See NOTE 1, "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES," to our Consolidated Financial Statements for additional detail.

(2)
Earnings per share in each quarter is computed using the weighted-average number of shares outstanding during that quarter while earnings per share for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters earnings per share may not equal the full year earnings per share.

At December 31, 2014, there were approximately 3,731 holders of record of Cummins Inc.'s $2.50 par value common stock.

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B.    Other Information
None.
PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to the relevant information under the captions "Corporate Governance," "Election of Directors" and "Other Information—Section 16(a) Beneficial Ownership Reporting Compliance" in our 2015 Proxy Statement, which will be filed within 120 days after the end of 2014. Information regarding our executive officers may be found in Part 1 of this annual report under the caption "Executive Officers of the Registrant." Except as otherwise specifically incorporated by reference, our Proxy Statement is not deemed to be filed as part of this annual report.
ITEM 11.    Executive Compensation
The information required by Item 11 is incorporated by reference to the relevant information under the caption "Executive Compensation" in our 2015 Proxy Statement, which will be filed within 120 days after the end of 2014.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning our equity compensation plans at December 31, 2014, was as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2,104,692	$108.30	2,434,746
Equity compensation plans not approved by security holders	—	—	—
Total	2,104,692	$108.30	2,434,746
________________________________________________

(1)
The number is comprised of 1,626,724 stock options, 466,693 performance shares and 11,275 restricted shares. Refer to NOTE 16, "STOCK INCENTIVE AND STOCK OPTION PLANS," to the Consolidated Financial Statements for a description of how options and shares are awarded.

(2)	The weighted-average exercise price relates only to the 1,626,724 stock options. Performance and restricted shares do not have an exercise price and, therefore, are not included in this calculation.
The remaining information required by Item 12 is incorporated by reference to the relevant information under the caption "Stock Ownership of Directors, Management and Others" in our 2015 Proxy Statement, which will be filed within 120 days after the end of 2014.
ITEM 13.    Certain Relationships, Related Transactions and Director Independence
The information required by Item 13 is incorporated by reference to the relevant information under the captions "Corporate Governance" and "Other Information—Related Party Transactions" in our 2015 Proxy Statement, which will be filed within 120 days after the end of 2014.
ITEM 14.    Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to the relevant information under the caption "Selection of Independent Public Accountants" in our 2015 Proxy Statement, which will be filed within 120 days after the end of 2014.
PART IV
ITEM 15.    Exhibits and Financial Statement Schedules

(a)	The following Consolidated Financial Statements and schedules filed as part of this report can be found in Item 8 "Financial Statements and Supplementary Data":

•	Management's Report to Shareholders

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012

•	Consolidated Balance Sheets at December 31, 2014 and 2013

•	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Changes in Equity for the years ended December 31, 2014, 2013 and 2012

•	Notes to Consolidated Financial Statements

•	Selected Quarterly Financial Data (Unaudited)

(b)	See Exhibit Index at the end of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUMMINS INC.
By:	/s/ PATRICK J. WARD	By:	/s/ MARSHA L. HUNT
	Patrick J. Ward Vice President and Chief Financial Officer (Principal Financial Officer)		Marsha L. Hunt Vice President—Corporate Controller (Principal Accounting Officer)

Date:	February 17, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ N. THOMAS LINEBARGER	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 17, 2015
N. Thomas Linebarger
/s/ PATRICK J. WARD	Vice President and Chief Financial Officer (Principal Financial Officer)	February 17, 2015
Patrick J. Ward
/s/ MARSHA L. HUNT	Vice President—Corporate Controller (Principal Accounting Officer)	February 17, 2015
Marsha L. Hunt
*		February 17, 2015
Robert J. Bernhard	Director
*		February 17, 2015
Franklin R. Chang-Diaz	Director
*		February 17, 2015
Stephen B. Dobbs	Director
*		February 17, 2015
Robert K. Herdman	Director
*		February 17, 2015
Alexis M. Herman	Director
*		February 17, 2015
William I. Miller	Director
*		February 17, 2015
Georgia R. Nelson	Director

*By:	/s/ PATRICK J. WARD
Patrick J. Ward Attorney-in-fact

CUMMINS INC.
EXHIBIT INDEX

Exhibit No.		Description of Exhibit
3	(a)	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3(a) to Cummins Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 28, 2009).
3	(b)	By-laws, as amended and restated effective as of May 8, 2012 (incorporated by reference to Exhibit 3(b) to Cummins Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 1, 2012).
4	(a)
Indenture, dated as of September 16, 2013, by and between Cummins Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 26, 2013 (Registration Statement No. 333-191189)).

4	(b)
First Supplemental Indenture, dated as of September 24, 2013, between Cummins Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Current Report on 8-K, filed by Cummins Inc. with the Securities and Exchange Commission on September 24, 2013 (File No. 001-04949)).

4	(c)
Second Supplemental Indenture, dated as of September 24, 2013, between Cummins Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 of the Current Report on 8-K, filed by Cummins Inc. with the Securities and Exchange Commission on September 24, 2013 (File No. 001-04949)).

10	(a)#	2003 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).
10	(b)#	Target Bonus Plan (incorporated by reference to Exhibit 10(b) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).
10	(c)#	Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10(c) to Cummins Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2014).
10	(d)#	Supplemental Life Insurance and Deferred Income Plan, as amended (incorporated by reference to Exhibit 10(d) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011).
10	(e)#
Credit Agreement, dated as of November 9, 2012, by and among Cummins Inc., Cummins Ltd., Cummins Power Generation Ltd., Cummins Generator Technologies Limited, certain other subsidiaries referred to therein and the Lenders party thereto. (incorporated by reference to Exhibit 10.1 to Cummins Inc.'s Current Report on Form 8-K dated November 9, 2012).

10	(f)#
Amendment No. 1 to Credit Agreement, dated as of October 30, 2014, among Cummins Inc., Cummins Ltd., Cummins Power Generation Ltd., Cummins Generator Technologies Limited, certain other subsidiaries referred to therein, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Cummins Inc.'s Current Report on Form 8-K dated November 4, 2014).

10	(g)#	Deferred Compensation Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10(f) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013).
10	(h)#	Excess Benefit Retirement Plan, as amended (incorporated by reference to Exhibit 10(g) to Cummins Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 28, 2014).
10	(i)#
Employee Stock Purchase Plan, as amended (incorporated by reference to Annex B to Cummins Inc.'s definitive proxy statement filed with the Securities and Exchange Commission on Schedule 14A on March 27, 2012 (File No. 001-04949)).

10	(j)#	Longer Term Performance Plan (incorporated by reference to Exhibit 10(i) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).
10	(k)#	2006 Executive Retention Plan, as amended (incorporated by reference to Exhibit 10(j) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011).
10	(l)#	Senior Executive Target Bonus Plan (incorporated by reference to Exhibit 10(k) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).
10	(m)#	Senior Executive Longer Term Performance Plan (incorporated by reference to Exhibit 10(l) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).
10	(n)#	Form of Stock Option Agreement under the 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10(m) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).
10	(o)#
Form of Performance Share Award Agreement under the 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10(n) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).

10	(p)#
2012 Omnibus Incentive Plan (incorporated by reference to Annex A to Cummins Inc.'s definitive proxy statement filed with the Securities and Exchange Commission on Schedule 14A on March 27, 2012 (File No. 001-04949)).

10	(q)#	Form of Stock Option Agreement under the 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10(p) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013).
10	(r)#	Key Employee Stock Investment Plan (incorporated by reference to Exhibit 10(q) to Cummins Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2014).
12		Calculation of Ratio of Earnings to Fixed Charges (filed herewith).
21		Subsidiaries of the Registrant (filed herewith).
23		Consent of PricewaterhouseCoopers LLP (filed herewith).
24		Powers of Attorney (filed herewith).
31	(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31	(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32		Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	.INS	XBRL Instance Document.

CUMMINS INC.
EXHIBIT INDEX

101	.SCH	XBRL Taxonomy Extension Schema Document.
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_______________________________________________
# A management contract or compensatory plan or arrangement.