Form 10-Q
period 2015-03-29
CUMMINS INC
filed 2015-04-29
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 29, 2015

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

As of March 29, 2015, there were 181,311,804 shares of common stock outstanding with a par value of $2.50 per share.

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

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended
In millions, except per share amounts	March 29, 2015	March 30, 2014
NET SALES (a)	$4,709	$4,406
Cost of sales	3,514	3,307
GROSS MARGIN	1,195	1,099

OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	517	485
Research, development and engineering expenses	195	190
Equity, royalty and interest income from investees (Note 4)	68	90
Other operating income (expense), net	(3)	(1)
OPERATING INCOME	548	513

Interest income	5	5
Interest expense	14	17
Other income, net	9	10
INCOME BEFORE INCOME TAXES	548	511

Income tax expense (Note 5)	144	153
CONSOLIDATED NET INCOME	404	358

Less: Net income attributable to noncontrolling interests	17	20
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$387	$338

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
Basic	$2.14	$1.83
Diluted	$2.14	$1.83

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	180.6	184.3
Dilutive effect of stock compensation awards	0.4	0.4
Diluted	181.0	184.7

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.78	$0.625
____________________________________
(a) Includes sales to nonconsolidated equity investees of $325 million and $592 million for the three month periods ended March 29, 2015 and March 30, 2014, respectively.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended
In millions	March 29, 2015	March 30, 2014
CONSOLIDATED NET INCOME	$404	$358
Other comprehensive (loss) income, net of tax (Note 11)
Change in pension and other postretirement defined benefit plans	13	4
Foreign currency translation adjustments	(176)	31
Unrealized loss on marketable securities	(1)	(2)
Unrealized gain on derivatives	—	2
Total other comprehensive (loss) income, net of tax	(164)	35
COMPREHENSIVE INCOME	240	393
Less: Comprehensive income attributable to noncontrolling interests	20	26
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUMMINS INC.	$220	$367

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

In millions, except par value	March 29, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$1,997	$2,301
Marketable securities (Note 6)	115	93
Total cash, cash equivalents and marketable securities	2,112	2,394
Accounts and notes receivable, net
Trade and other	2,930	2,744
Nonconsolidated equity investees	310	202
Inventories (Note 7)	2,936	2,866
Prepaid expenses and other current assets	712	849
Total current assets	9,000	9,055
Long-term assets
Property, plant and equipment	7,046	7,123
Accumulated depreciation	(3,409)	(3,437)
Property, plant and equipment, net	3,637	3,686
Investments and advances related to equity method investees	968	981
Goodwill	470	479
Other intangible assets, net	340	343
Prepaid pensions	714	637
Other assets	607	595
Total assets	$15,736	$15,776

LIABILITIES
Current liabilities
Loans payable	$71	$86
Accounts payable (principally trade)	2,013	1,881
Current maturities of long-term debt (Note 8)	33	23
Current portion of accrued product warranty (Note 9)	379	363
Accrued compensation, benefits and retirement costs	390	508
Deferred revenue	393	401
Other accrued expenses	778	759
Total current liabilities	4,057	4,021
Long-term liabilities
Long-term debt (Note 8)	1,602	1,589
Pensions	290	289
Postretirement benefits other than pensions	359	369
Other liabilities and deferred revenue	1,359	1,415
Total liabilities	$7,667	$7,683

Commitments and contingencies (Note 10)

EQUITY
Cummins Inc. shareholders’ equity
Common stock, $2.50 par value, 500 shares authorized, 222.3 and 222.3 shares issued	$2,146	$2,139
Retained earnings	9,792	9,545
Treasury stock, at cost, 41.0 and 40.1 shares	(2,975)	(2,844)
Common stock held by employee benefits trust, at cost, 1.0 and 1.1 shares	(12)	(13)
Accumulated other comprehensive loss (Note 11)	(1,245)	(1,078)
Total Cummins Inc. shareholders’ equity	7,706	7,749
Noncontrolling interests	363	344
Total equity	$8,069	$8,093
Total liabilities and equity	$15,736	$15,776

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended
In millions	March 29, 2015	March 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$404	$358
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	128	105
Deferred income taxes	(1)	22
Equity in income of investees, net of dividends	(53)	(52)
Pension contributions in excess of expense	(96)	(100)
Other post-retirement benefits payments in excess of expense	(8)	(8)
Stock-based compensation expense	5	10
Translation and hedging activities	7	(3)
Changes in current assets and liabilities, net of acquisitions
Accounts and notes receivable	(276)	(232)
Inventories	(98)	(135)
Other current assets	20	2
Accounts payable	147	302
Accrued expenses	(35)	(95)
Changes in other liabilities and deferred revenue	59	50
Other, net	(30)	39
Net cash provided by operating activities	173	263

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(100)	(107)
Investments in internal use software	(8)	(14)
Investments in and advances to equity investees	10	(6)
Acquisitions of businesses, net of cash acquired	(11)	(90)
Investments in marketable securities—acquisitions (Note 6)	(95)	(84)
Investments in marketable securities—liquidations (Note 6)	71	108
Cash flows from derivatives not designated as hedges	4	5
Other, net	4	1
Net cash used in investing activities	(125)	(187)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	2	7
Payments on borrowings and capital lease obligations	(18)	(25)
Distributions to noncontrolling interests	(1)	(13)
Dividend payments on common stock	(140)	(115)
Repurchases of common stock	(137)	(419)
Other, net	(2)	(37)
Net cash used in financing activities	(296)	(602)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(56)	5
Net decrease in cash and cash equivalents	(304)	(521)
Cash and cash equivalents at beginning of year	2,301	2,699
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,997	$2,178

 The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

In millions	Common Stock	Additional paid-in Capital	Retained Earnings	Treasury Stock	Common Stock Held in Trust	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2013	$556	$1,543	$8,406	$(2,195)	$(16)	$(784)	$7,510	$360	$7,870
Net income			338				338	20	358
Other comprehensive income (loss)						29	29	6	35
Issuance of shares		1					1	—	1
Employee benefits trust activity		9			1		10	—	10
Acquisition of shares				(419)			(419)	—	(419)
Cash dividends on common stock			(115)				(115)	—	(115)
Distributions to noncontrolling interests							—	(13)	(13)
Stock based awards		(8)		14			6	—	6
Other shareholder transactions							—	1	1
BALANCE AT MARCH 30, 2014	$556	$1,545	$8,629	$(2,600)	$(15)	$(755)	$7,360	$374	$7,734

BALANCE AT DECEMBER 31, 2014	$556	$1,583	$9,545	$(2,844)	$(13)	$(1,078)	$7,749	$344	$8,093
Net income			387				387	17	404
Other comprehensive income (loss)						(167)	(167)	3	(164)
Issuance of shares		1					1	—	1
Employee benefits trust activity		11			1		12	—	12
Acquisition of shares				(137)			(137)	—	(137)
Cash dividends on common stock			(140)				(140)	—	(140)
Distributions to noncontrolling interests							—	(1)	(1)
Stock based awards		(5)		6			1	—	1
BALANCE AT MARCH 29, 2015	$556	$1,590	$9,792	$(2,975)	$(12)	$(1,245)	$7,706	$363	$8,069

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. NATURE OF OPERATIONS

Cummins Inc. (“Cummins,” “we,” “our” or “us”) was founded in 1919 as a corporation in Columbus, Indiana and as one of the first diesel engine manufacturers. We are a global power leader that designs, manufactures, distributes and services diesel and natural gas engines and engine-related component products, including filtration, aftertreatment, turbochargers, fuel systems, controls systems, air handling systems and electric power generation systems. We sell our products to original equipment manufacturers (OEMs), distributors and other customers worldwide. We serve our customers through a network of approximately 600 company-owned and independent distributor locations and approximately 7,200 dealer locations in more than 190 countries and territories.

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

Our reporting period usually ends on the Sunday closest to the last day of the quarterly calendar period. The first quarters of 2015 and 2014 ended on March 29 and March 30, respectively. Our fiscal year ends on December 31, regardless of the day of the week on which December 31 falls.

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

The weighted-average diluted common shares outstanding exclude the anti-dilutive effect of certain stock options since such options had an exercise price in excess of the monthly average market value of our common stock. The options excluded from diluted earnings per share for the three month periods ended March 29, 2015 and March 30, 2014, were as follows:

	Three months ended
	March 29, 2015	March 30, 2014
Options excluded	339,878	1,430
These interim condensed financial statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. Our interim period financial results for the three month interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

NOTE 3. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic pension and other postretirement benefit costs under our plans were as follows:

	Pension
	U.S. Plans		U.K. Plans		Other Postretirement Benefits
	Three months ended
In millions	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Service cost	$20	$17	$7	$6	$—	$—
Interest cost	25	26	14	16	4	4
Expected return on plan assets	(47)	(44)	(23)	(22)	—	—
Recognized net actuarial loss	11	8	9	7	1	—
Net periodic benefit cost	$9	$7	$7	$7	$5	$4

NOTE 4. EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES

Equity, royalty and interest income from investees included in our Condensed Consolidated Statements of Income for the interim reporting periods was as follows:

	Three months ended
In millions	March 29, 2015	March 30, 2014
Distribution Entities
North American distributors	$10	$32
Komatsu Cummins Chile, Ltda.	7	6
All other distributors	1	1
Manufacturing Entities
Dongfeng Cummins Engine Company, Ltd.	14	14
Chongqing Cummins Engine Company, Ltd.	12	11
Beijing Foton Cummins Engine Co., Ltd. (Light-duty)	8	6
Beijing Foton Cummins Engine Co., Ltd. (Heavy-duty)	(1)	(6)
All other manufacturers	7	15
Cummins share of net income	58	79
Royalty and interest income	10	11
Equity, royalty and interest income from investees	$68	$90

NOTE 5. INCOME TAXES

Our effective tax rate for the year is expected to approximate 29.5 percent, excluding any one-time items that may arise. The expected tax rate does not include the benefits of the research tax credit, which expired December 31, 2014 and has not yet been renewed by Congress. If the research credit is reinstated during 2015, we would anticipate the 2015 effective tax rate to be reduced to 28.5 percent. Our tax rate is generally less than the 35 percent U.S. statutory income tax rate primarily due to lower tax rates on foreign income.

The effective tax rate for the three month period ended March 29, 2015, was 26.3 percent. This tax rate included an $18 million discrete tax benefit to reflect the release of reserves for uncertain tax positions related to a favorable federal audit settlement.
Our effective tax rate for the three month period ended March 30, 2014, was 29.9 percent. This tax rate included a $12 million discrete tax expense attributable primarily to state deferred tax adjustments, as well as a $5 million discrete net tax benefit resulting from a $70 million dividend paid from China earnings generated prior to 2012.
The decrease in the three month effective tax rate from 2014 to 2015 is primarily due to the 2015 favorable discrete tax item.

NOTE 6. MARKETABLE SECURITIES

A summary of marketable securities, all of which are classified as current, was as follows:

	March 29, 2015			December 31, 2014
In millions	Cost	Gross unrealized gains/(losses)	Estimated fair value	Cost	Gross unrealized gains/(losses)	Estimated fair value
Available-for-sale
Level 2(1)
Debt mutual funds	$90	$—	$90	$75	$1	$76
Equity mutual funds	9	—	9	9	—	9
Bank debentures	14	—	14	6	—	6
Government debt securities	2	—	2	2	—	2
Total marketable securities	$115	$—	$115	$92	$1	$93
____________________________________
(1) The fair value of Level 2 securities is estimated primarily using actively quoted prices for similar instruments from brokers and observable inputs, including market transactions and third-party pricing services. We do not currently have any Level 3 securities, and there were no transfers between Level 2 or 3 during the first three months of 2015 and 2014.

The proceeds from sales and maturities of marketable securities and gross realized gains and losses from the sale of available-for-sale securities were as follows:

	Three months ended
In millions	March 29, 2015	March 30, 2014
Proceeds from sales and maturities of marketable securities	$71	$108
Gross realized gains from the sale of available-for-sale securities	1	1

At March 29, 2015, the fair value of available-for-sale investments in debt securities that utilize a Level 2 fair value measure by contractual maturity was as follows:

Maturity date	Fair value (in millions)
1 year or less	$91
1 - 5 years	6
5 - 10 years	9
Total	$106
NOTE 7. INVENTORIES

Inventories are stated at the lower of cost or market. Inventories included the following:

In millions	March 29, 2015	December 31, 2014
Finished products	$1,896	$1,859
Work-in-process and raw materials	1,161	1,129
Inventories at FIFO cost	3,057	2,988
Excess of FIFO over LIFO	(121)	(122)
Total inventories	$2,936	$2,866

NOTE 8. DEBT
A summary of long-term debt was as follows:

In millions	March 29, 2015	December 31, 2014
Long-term debt
Senior notes, 3.65%, due 2023	$500	$500
Debentures, 6.75%, due 2027	58	58
Debentures, 7.125%, due 2028	250	250
Senior notes, 4.875%, due 2043	500	500
Debentures, 5.65%, due 2098 (effective interest rate 7.48%)	165	165
Credit facilities related to consolidated joint ventures	3	3
Other debt	51	31
Unamortized discount	(47)	(47)
Fair value adjustments due to hedge on indebtedness	73	65
Capital leases	82	87
Total long-term debt	1,635	1,612
Less: Current maturities of long-term debt	(33)	(23)
Long-term debt	$1,602	$1,589
Principal payments required on long-term debt during the next five years are as follows:

	Required Principal Payments
In millions	2015	2016	2017	2018	2019
Principal payments	$25	$39	$15	$16	$11

Fair Value of Debt
Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair value and carrying value of total debt, including current maturities, was as follows:

In millions	March 29, 2015	December 31, 2014
Fair value of total debt(1)	$2,043	$1,993
Carrying value of total debt	1,706	1,698
_________________________________________________
(1) The fair value of debt is derived from Level 2 inputs.
NOTE 9. PRODUCT WARRANTY LIABILITY

A tabular reconciliation of the product warranty liability, including the deferred revenue related to our extended warranty coverage and accrued recall programs was as follows:

In millions	March 29, 2015	March 30, 2014
Balance, beginning of year	$1,283	$1,129
Provision for warranties issued	109	84
Deferred revenue on extended warranty contracts sold	56	53
Payments	(94)	(102)
Amortization of deferred revenue on extended warranty contracts	(43)	(34)
Changes in estimates for pre-existing warranties	15	2
Foreign currency translation	(6)	1
Balance, end of period	$1,320	$1,133

Warranty related deferred revenue, supplier recovery receivables and the long-term portion of the warranty liability on our March 29, 2015, balance sheet were as follows:

In millions	March 29, 2015	Balance Sheet Location
Deferred revenue related to extended coverage programs
Current portion	$173	Deferred revenue
Long-term portion	447	Other liabilities and deferred revenue
Total	$620

Receivables related to estimated supplier recoveries
Current portion	$8	Trade and other receivables
Long-term portion	4	Other assets
Total	$12

Long-term portion of warranty liability	$321	Other liabilities and deferred revenue

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

Other Guarantees and Commitments
In addition to the matters discussed above, from time to time we enter into other guarantee arrangements, including guarantees of non-U.S. distributor financings, residual value guarantees on equipment under operating leases and other miscellaneous guarantees of third-party obligations. As of March 29, 2015, the maximum potential loss related to these other guarantees was $5 million.
We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. The penalty amounts are less than our purchase commitments and essentially allow the supplier to recover their tooling costs in most instances. As of March 29, 2015, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $70 million, of which $36 million relates to a contract with an engine parts supplier that extends to 2016. These arrangements enable us to secure critical components. We do not currently anticipate paying any penalties under these contracts.
During 2014, we began entering into physical forward contracts with suppliers of platinum and palladium to purchase minimum volumes of the commodities at contractually stated prices for various periods, not to exceed two years. As of March 29, 2015, the total commitments under these contracts were $55 million. These arrangements enable us to fix the prices of these commodities, which otherwise are subject to market volatility.
We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance. These performance bonds and other performance-related guarantees were $73 million at March 29, 2015 and $76 million at December 31, 2014.

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

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Following are the changes in accumulated other comprehensive income (loss) by component:

In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on marketable securities	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at December 31, 2013	$(611)	$(179)	$7	$(1)	$(784)
Other comprehensive income before reclassifications
Before tax amount	(7)	24	(1)	3	19	$7	$26
Tax (expense) benefit	1	—	—	(1)	—	—	—
After tax amount	(6)	24	(1)	2	19	7	26
Amounts reclassified from accumulated other comprehensive income(1)(2)	10	—	—	—	10	(1)	9
Net current period other comprehensive income (loss)	4	24	(1)	2	29	$6	$35
Balance at March 30, 2014	$(607)	$(155)	$6	$1	$(755)

Balance at December 31, 2014	$(669)	$(406)	$(1)	$(2)	$(1,078)
Other comprehensive income before reclassifications
Before tax amount	(3)	(204)	1	1	(205)	$4	$(201)
Tax (expense) benefit	1	23	—	—	24	—	24
After tax amount	(2)	(181)	1	1	(181)	4	(177)
Amounts reclassified from accumulated other comprehensive income(1)(2)	15	—	(1)	—	14	(1)	13
Net current period other comprehensive income (loss)	13	(181)	—	1	(167)	$3	$(164)
Balance at March 29, 2015	$(656)	$(587)	$(1)	$(1)	$(1,245)

____________________________________
(1) Amounts are net of tax.
(2) See reclassifications out of accumulated other comprehensive income (loss) disclosure below for further details.

Following are the items reclassified out of accumulated other comprehensive income (loss) and the related tax effects:

In millions	Three months ended
(Gain)/Loss Components	March 29, 2015	March 30, 2014	Statement of Income Location

Change in pension and other postretirement defined benefit plans
Recognized actuarial loss	$22	$15	(1)
Total before taxes	22	15
Tax effect	(7)	(5)	Income tax expense
Net change in pensions and other postretirement defined benefit plans	$15	$10

Realized (gain) loss on marketable securities	$(1)	$(1)	Other income (expense), net
Tax effect	(1)	—	Income tax expense
Net realized (gain) loss on marketable securities	$(2)	$(1)

Realized (gain) loss on derivatives
Foreign currency forward contracts	$—	$(2)	Net sales
Commodity swap contracts	—	2	Cost of sales
Total before taxes	—	—
Tax effect	—	—	Income tax expense
Net realized (gain) loss on derivatives	$—	$—

Total reclassifications for the period	$13	$9
____________________________________
(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 3, ''PENSION AND OTHER POSTRETIREMENT BENEFITS'').

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

Summarized financial information regarding our reportable operating segments for the three month periods is shown in the table below:

In millions	Engine	Distribution		Components	Power Generation	Non-segment Items (1)	Total
Three months ended March 29, 2015
External sales	$1,889	$1,469		$931	$420	$—	$4,709
Intersegment sales	707	7		368	260	(1,342)	—
Total sales	2,596	1,476		1,299	680	(1,342)	4,709
Depreciation and amortization(2)	58	27		26	16	—	127
Research, development and engineering expenses	114	3		61	17	—	195
Equity, royalty and interest income from investees	30	20		9	9	—	68
Interest income	2	1		1	1	—	5
Segment EBIT	253	88		195	49	(23)	562

Three months ended March 30, 2014
External sales	$2,090	$942		$922	$452	$—	$4,406
Intersegment sales	473	8		308	187	(976)	—
Total sales	2,563	950		1,230	639	(976)	4,406
Depreciation and amortization(2)	51	16		26	12	—	105
Research, development and engineering expenses	116	2		53	19	—	190
Equity, royalty and interest income from investees	32	41		9	8	—	90
Interest income	2	1		1	1	—	5
Segment EBIT	269	76	(3)	167	25	(9)	528
____________________________________
(1) Includes intersegment sales and profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses for the three months ended March 29, 2015 and March 30, 2014.
(2) Depreciation and amortization as shown on a segment basis excludes the amortization of debt discount and deferred costs included in the Condensed Consolidated Statements of Income as "Interest expense." The amortization of debt discount and deferred costs were $1 million and less than $1 million for the three months ended March 29, 2015 and March 30, 2014, respectively.
(3) Distribution segment EBIT included a gain of $6 million on the fair value adjustment resulting from the acquisition of a controlling interest in a North American distributor for the three months ended March 30, 2014.

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Income is shown in the table below:

	Three months ended
In millions	March 29, 2015	March 30, 2014
Total EBIT	$562	$528
Less: Interest expense	14	17
Income before income taxes	$548	$511

NOTE 13. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2015, the Financial Accounting Standards Board (FASB) amended its standards related to the consolidation of certain legal entities. The amendment will change the method of analysis that we must perform to determine whether certain types of legal entities should be consolidated, primarily limited partnerships and similar structures. The amendment will eliminate three of the original six conditions for evaluating whether a fee paid to a decision-maker or a service provider represents a variable interest in a variable interest entity (VIE). The new rules will become effective for annual and interim periods beginning December 15, 2015. Early adoption is permitted. We do not believe that this amendment will have a significant effect on our Consolidated Financial Statements.

In May 2014, the FASB amended its standards related to revenue recognition. This amendment replaces all existing revenue recognition guidance and provides a single, comprehensive revenue recognition model for all contracts with customers. The standard contains principles that we will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that we will recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that we expect to be entitled to in exchange for those goods or services. The standard allows either full or modified retrospective adoption. Early adoption is not permitted. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendment also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. The new rules will become effective for annual and interim periods beginning January 1, 2017. In April 2015, the FASB proposed a one year delay of the effective date of the standard to provide adequate time for implementation. It is important to note that the FASB's proposed deferral is not a final decision. We are in the process of evaluating the impact the amendment will have on our Consolidated Financial Statements, and we are further considering the impact of each method of adoption.

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain parts of this quarterly report contain forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that are based on current expectations, estimates and projections about the industries in which we operate and management’s beliefs and assumptions. Forward-looking statements are generally accompanied by words such as "anticipates," "expects," "forecasts," "intends," "plans," "believes," "seeks," "estimates," "could," "should" or words of similar meaning. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which we refer to as "future factors," which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Some future factors that could cause our results to differ materially from the results discussed in such forward-looking statements are discussed below and shareholders, potential investors and other readers are urged to consider these future factors carefully in evaluating forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. Future factors that could affect the outcome of forward-looking statements include the following:

•	a sustained slowdown or significant downturn in our markets;

•	a slowdown in infrastructure development;

•	unpredictability in the adoption, implementation and enforcement of emission standards around the world;

•	the actions of, and income from, joint ventures and other investees that we do not directly control;

•	changes in the engine outsourcing practices of significant customers;

•	a downturn in the North American truck industry or financial distress of a major truck customer;

•	a major customer experiencing financial distress;

•	any significant problems in our new engine platforms;

•	supply shortages and supplier financial risk, particularly from any of our single-sourced suppliers;

•variability in material and commodity costs;

•	product recalls;

•	competitor pricing activity;

•	increasing competition, including increased global competition among our customers in emerging markets;

•	exposure to information technology security threats and sophisticated "cyber attacks;"

•	political, economic and other risks from operations in numerous countries;

•	changes in taxation;

•	global legal and ethical compliance costs and risks;

•	aligning our capacity and production with our demand;

•	product liability claims;

•	the development of new technologies;

•	obtaining additional customers for our new light-duty diesel engine platform and avoiding any related write-down in our investments in such platform;

•	increasingly stringent environmental laws and regulations;

•	foreign currency exchange rate changes;

•	the price and availability of energy;

•	the performance of our pension plan assets;

•	labor relations;

•	changes in accounting standards;

•	our sales mix of products;

•	protection and validity of our patent and other intellectual property rights;

•	technological implementation and cost/financial risks in our increasing use of large, multi-year contracts;

•	the cyclical nature of some of our markets;

•	the outcome of pending and future litigation and governmental proceedings;

•	continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support our future business;

•	the consummation and integration of the planned acquisitions of our partially-owned United States and Canadian distributors; and

•	other risk factors described in our Form 10-K, Part I, Item 1A under the caption “Risk Factors.”

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

ORGANIZATION OF INFORMATION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) was prepared to provide the reader with a view and perspective of our business through the eyes of management and should be read in conjunction with our Management's Discussion and Analysis of Financial Condition and Results of Operations section of our 2014 Form 10-K. Our MD&A is presented in the following sections:

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
Worldwide revenues increased 7 percent in the three months ended March 29, 2015, as compared to the same period in 2014, primarily due to the consolidation of partially-owned North American distributors since December 31, 2013. Revenue in the U.S. and Canada improved by 17 percent primarily due to improved Distribution segment sales related to the consolidation of North American distributors and higher demand in the North American on-highway markets, partially offset by lower demand in off-highway mining and construction markets. Continued international economic uncertainty in the first quarter of 2015, negatively impacted our international revenues (excluding the U.S. and Canada) which declined by 6 percent with sales down or relatively flat in many of our markets, especially Europe and Brazil. The decline in international revenue was led by lower demand in the Engine segment, especially the on-highway markets in Brazil and Korea, declines in international construction and commercial marine demand and unfavorable currency impacts of 3 percent (primarily in Europe, Brazil, Australia and the U.K.). These decreases were partially offset by increased international demand for power generation products.

The following table contains sales and earnings before interest expense, income taxes and noncontrolling interests (EBIT) results by operating segment for the three month periods ended March 29, 2015 and March 30, 2014. Refer to the section titled “Operating Segment Results” for a more detailed discussion of net sales and EBIT by operating segment, including the reconciliation of segment EBIT to income before taxes.

	Three months ended
Operating Segments	March 29, 2015			March 30, 2014			Percent change
		Percent			Percent		2015 vs. 2014
In millions	Sales	of Total	EBIT	Sales	of Total	EBIT	Sales	EBIT
Engine	$2,596	55%	$253	$2,563	58%	$269	1%	(6)%
Distribution	1,476	31%	88	950	22%	76	55%	16%
Components	1,299	28%	195	1,230	28%	167	6%	17%
Power Generation	680	14%	49	639	14%	25	6%	96%
Intersegment eliminations	(1,342)	(28)%	—	(976)	(22)%	—	38%	—
Non-segment	—	—	(23)	—	—	(9)	—	NM
Total	$4,709	100%	$562	$4,406	100%	$528	7%	6%
"NM" - not meaningful information

Net income attributable to Cummins was $387 million, or $2.14 per diluted share, on sales of $4.7 billion for the three months ended March 29, 2015, versus the comparable prior year period with net income attributable to Cummins of $338 million, or $1.83 per diluted share, on sales of $4.4 billion. The increase in net income and earnings per share was driven by improved gross margin, partially offset by higher selling, general and administrative expenses and lower equity, royalty and interest income from investees. The increase in gross margin was primarily due to improved Distribution segment sales related to the consolidation of partially-owned North American distributors since December 31, 2013, higher volumes and lower material and commodity costs, partially offset by higher warranty costs and unfavorable foreign currency fluctuations. Diluted earnings per share for the three months ended March 29, 2015, benefited $0.01 from lower shares outstanding due to 2015 purchases under the stock repurchase program.

We generated $173 million of operating cash flows for the three months ended March 29, 2015, compared to $263 million for the same period in 2014. Refer to the section titled “Cash Flows” in the “Liquidity and Capital Resources” section for a discussion of items impacting cash flows.
In September 2013, we announced our intention to acquire the equity that we do not already own in most of our partially-owned U.S. and Canadian distributors over a three to five year period. We plan to spend an additional $160 million to $200 million on North American distributor acquisitions and the related debt retirements in the second half of 2015.
We repurchased $137 million of stock under the 2012 Board of Directors Authorized Plan (2012 Plan) during the first three months of 2015.
Our debt to capital ratio (total capital defined as debt plus equity) at March 29, 2015, was 17.5 percent, compared to 17.3 percent at December 31, 2014. We have $2.1 billion in cash and marketable securities on hand and access to our credit facilities, if necessary, to meet currently anticipated investment and funding needs. As of the date of filing this Quarterly Report on Form 10-Q, our credit ratings were as follows:

Credit Rating Agency	Senior L-T Debt Rating	Outlook	Last Updated
Standard & Poor’s Rating Services	A+	Stable	August 2014
Fitch Ratings	A	Stable	October 2014
Moody’s Investors Service, Inc.	A2	Stable	December 2014
Our global pension plans, including our unfunded and non-qualified plans, were 108 percent funded at December 31, 2014. Our U.S. qualified plan, which represents approximately 56 percent of the worldwide pension obligation, was 119 percent funded and our U.K. plan was 113 percent funded. We expect to contribute $175 million to our global pension plans in 2015. We anticipate pension and other postretirement benefit cost in 2015 to increase by approximately $8 million pre-tax, or approximately $0.03 per diluted share, when compared to 2014 due to lower discount rates and unfavorable demographics mostly offset by favorable expected return on asset performance. Refer to Note 3, "PENSION AND OTHER POSTRETIREMENT BENEFITS" for additional information regarding our pension plans.
We expect our effective tax rate for the full year of 2015 to approximate 29.5 percent, excluding any one-time tax items.

OUTLOOK

Near-Term
Our outlook reflects the following positive trends for the remainder of 2015:

•	We expect continued growth in the North American heavy-duty and medium-duty on-highway markets compared to 2014.

•	We expect North American light-duty demand to remain strong.

•
We expect the new ISG engine, which began production in the second quarter of 2014 with our Beijing Foton Cummins Engine Co., Ltd. joint venture, to continue to gain market share in China in its first full year of production.

•
We plan to acquire two more unconsolidated North American distributors in the second half of the year, which will increase our Distribution segment revenues and acquire the remaining equity in a consolidated North American distributor.

•	Demand in India is expected to improve in some end markets as the economy improves throughout the year.
Our outlook reflects the following challenges to our business that may reduce our earnings potential for the remainder of 2015:

•	Power generation markets are expected to remain weak.

•	Weak economic growth in Brazil will continue to negatively impact our on-highway business.

•	We do not anticipate end markets in China to improve.

•	Demand in certain European markets could remain weak due to continued political and economic uncertainty.

•	Growth in emerging markets could be negatively impacted if emission regulations are not strictly enforced.

•	Foreign currency volatility could continue to put pressure on revenue and earnings.

•	We expect market demand to decline in the oil and gas markets as the result of low crude oil prices.

•	Domestic and international mining markets could continue to deteriorate if commodity prices continue to weaken.
Long-Term
We believe that, over the longer term, there will be economic improvements in most of our current markets and that our opportunities for long-term profitable growth will continue as the result of the following four macroeconomic trends that should benefit our businesses:

•	tightening emissions controls across the world;

•	infrastructure needs in emerging markets;

•	energy availability and cost issues; and

•	globalization of industries like ours.

RESULTS OF OPERATIONS

	Three months ended		Favorable/
	March 29, 2015	March 30, 2014	(Unfavorable)
In millions (except per share amounts)			Amount	Percent
NET SALES	$4,709	$4,406	$303	7%
Cost of sales	3,514	3,307	(207)	(6)%
GROSS MARGIN	1,195	1,099	96	9%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	517	485	(32)	(7)%
Research, development and engineering expenses	195	190	(5)	(3)%
Equity, royalty and interest income from investees	68	90	(22)	(24)%
Other operating income (expense), net	(3)	(1)	(2)	NM
OPERATING INCOME	548	513	35	7%
Interest income	5	5	—	—%
Interest expense	14	17	3	18%
Other income (expense), net	9	10	(1)	(10)%
INCOME BEFORE INCOME TAXES	548	511	37	7%
Income tax expense	144	153	9	6%
CONSOLIDATED NET INCOME	404	358	46	13%
Less: Net income attributable to noncontrolling interests	17	20	3	15%
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$387	$338	$49	14%
Diluted earnings per common share attributable to Cummins Inc.	$2.14	$1.83	$0.31	17%
"NM" - not meaningful information

	Three months ended		Favorable/ (Unfavorable)
	March 29, 2015	March 30, 2014
Percent of sales			Percentage Points
Gross margin	25.4%	24.9%	0.5
Selling, general and administrative expenses	11.0%	11.0%	—
Research, development and engineering expenses	4.1%	4.3%	0.2

Net Sales
Net sales for the three months ended March 29, 2015, increased versus the comparable period in 2014 primarily due to increased sales of 55 percent in the Distribution segment primarily related to the acquisitions of North American distributors since December 31, 2013 and strength in North American on-highway markets.
The increase in sales was partially offset by the following:

•
External Engine segment sales decreased by 10 percent due to the significant increase in intersegment sales as a percentage of total sales primarily due to the newly consolidated North American distributors, partially offset by higher demand in North American on-highway markets.

•	Foreign currency fluctuations unfavorably impacted sales by approximately 3 percent (primarily in Europe, Brazil, Australia, Canada and the U.K.).
Sales to international markets, based on location of customers, for the three months ended March 29, 2015, were 39 percent of total net sales compared with 44 percent of total net sales for the comparable period in 2014.
A more detailed discussion of sales by segment is presented in the “OPERATING SEGMENT RESULTS” section.

Gross Margin
Gross margin increased for the three months ended March 29, 2015, versus the comparable period in 2014, and increased as a percentage of sales by 0.5 percentage points primarily due to improved Distribution segment sales related to the consolidation of partially-owned North American distributors since December 31, 2013, higher volumes and lower material and commodity costs, partially offset by higher warranty costs and unfavorable foreign currency fluctuations (primarily in Australia, Canada and Brazil).

The provision for base warranties issued as a percent of sales for the three months ended March 29, 2015, was 2.0 percent compared to 1.8 percent for the comparable period in 2014. A more detailed discussion of margin by segment is presented in the “OPERATING SEGMENT RESULTS” section.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 29, 2015, increased versus the comparable period in 2014, primarily due to higher compensation and related expenses of $35 million, partially offset by lower consulting expenses of $11 million. Compensation and related expenses include salaries, fringe benefits and variable compensation. Overall, selling, general and administrative expenses, as a percentage of sales, remained flat at 11.0 percent in the first three months of 2015 versus the comparable period in 2014.

Research, Development and Engineering Expenses

Research, development and engineering expenses for the three months ended March 29, 2015, increased versus the comparable period in 2014, primarily due to higher compensation and related expenses of $8 million, partially offset by decreased consulting expenses of $2 million. Compensation and related expenses include salaries, fringe benefits and variable compensation. Overall, research, development and engineering expenses, as a percentage of sales, decreased to 4.1 percent in the first three months of 2015 from 4.3 percent in the comparable period in 2014. Research activities continue to focus on development of new products to meet future emission standards around the world and improvements in fuel economy performance.

Equity, Royalty and Interest Income From Investees
Equity, royalty and interest income from investees decreased for the three months ended March 29, 2015, versus the comparable period in 2014. The primarily drivers were as follows:

Increase/(Decrease)
March 29, 2015 vs. March 30, 2014
In millions	Three months ended
North American distributors	$(22)
Beijing Foton Cummins Engine Co., Ltd. (Heavy-duty)	5
Other equity income	(4)
Cummins share of net income	(21)
Royalty and interest income	(1)
Equity, royalty and interest income from investees	$(22)

The decrease for the three months ended March 29, 2015, was primarily due to the consolidation of the partially-owned North American distributors since December 31, 2013. As we continue executing our plan to acquire partially-owned distributors, we expect equity earnings for our North American distributors to continue to decrease as the earnings will be included in our consolidated results.
Other Operating Income (Expense), net
Other operating income (expense) was as follows:

	Three months ended
In millions	March 29, 2015	March 30, 2014
Royalty income, net	$5	$2
Amortization of intangible assets	(6)	(3)
Other, net	(2)	—
Total other operating income (expense), net	$(3)	$(1)

Interest Income
Interest income for the three months ended March 29, 2015, remained flat versus the comparable period in 2014.
Interest Expense
Interest expense for the three months ended March 29, 2015, decreased versus the comparable period in 2014, primarily due to the positive impact of the interest rate swap.
Other Income (Expense), net
Other income (expense) was as follows:

	Three months ended
In millions	March 29, 2015	March 30, 2014
Change in cash surrender value of corporate owned life insurance	$10	$7
Gain on marketable securities, net	1	1
Dividend income	1	1
Gain on fair value adjustment for consolidated investee	—	6
Bank charges	(2)	(2)
Foreign currency loss, net	(2)	(5)
Other, net	1	2
Total other income (expense), net	$9	$10
Income Tax Expense

Our effective tax rate for the year is expected to approximate 29.5 percent, excluding any one-time items that may arise. The expected tax rate does not include the benefits of the research tax credit, which expired December 31, 2014 and has not yet been renewed by Congress. If the research credit is reinstated during 2015, we would anticipate the 2015 effective tax rate to be reduced to 28.5 percent. Our tax rate is generally less than the 35 percent U.S. statutory income tax rate primarily due to lower tax rates on foreign income.

The effective tax rate for the three month period ended March 29, 2015, was 26.3 percent. This tax rate included an $18 million discrete tax benefit to reflect the release of reserves for uncertain tax positions related to a favorable federal audit settlement.

Our effective tax rate for the three month period ended March 30, 2014, was 29.9 percent. This tax rate included a $12 million discrete tax expense attributable primarily to state deferred tax adjustments, as well as a $5 million discrete net tax benefit resulting from a $70 million dividend paid from China earnings generated prior to 2012.

The decrease in the three month effective tax rate from 2014 to 2015 is primarily due to the 2015 favorable discrete tax item.
Noncontrolling Interests
Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities. Noncontrolling interests in income of consolidated subsidiaries decreased primarily due to lower earnings at Wuxi Cummins Turbo Technologies Co. Ltd. and a decline from the acquisition of the remaining interest in previously consolidated North American distributors since December 31, 2013, partially offset by higher earnings at Cummins India Ltd.

Net Income Attributable to Cummins Inc. and Diluted Earnings Per Share Attributable to Cummins Inc.
Net income and diluted earnings per share attributable to Cummins Inc. for the three months ended March 29, 2015, increased versus the comparable period in 2014, primarily due to higher gross margin, partially offset by higher selling, general and administrative expenses and lower equity, royalty and interest income from investees. Diluted earnings per share for the three months ended March 29, 2015, benefited $0.01 from lower shares outstanding due to 2015 purchases under the stock repurchase program.

OPERATING SEGMENT RESULTS

Our reportable operating segments consist of the following: Engine, Distribution, Components and Power Generation. This reporting structure is organized according to the products and markets each segment serves. We use segment EBIT as the primary basis for the chief operating decision-maker to evaluate the performance of each operating segment.

Following is a discussion of results for each of our operating segments.

Engine Segment Results

Financial data for the Engine segment was as follows:

	Three months ended		Favorable/
	March 29,	March 30,	(Unfavorable)
In millions	2015	2014	Amount		Percent
External sales	$1,889	$2,090	$(201)	(1)	(10)%
Intersegment sales	707	473	234	(1)	49%
Total sales	2,596	2,563	33		1%
Depreciation and amortization	58	51	(7)		(14)%
Research, development and engineering expenses	114	116	2		2%
Equity, royalty and interest income from investees	30	32	(2)		(6)%
Interest income	2	2	—		—%
Segment EBIT	253	269	(16)		(6)%

			Percentage Points
Segment EBIT as a percentage of total sales	9.7%	10.5%			(0.8)
____________________________________
(1) Due to the acquisitions of North American distributors, sales previously recognized as external sales are now considered intersegment sales.

In the first quarter of 2015, our Engine segment reorganized its reporting structure to include the following markets:

•	Heavy-duty truck - We manufacture diesel engines that range from 310 to 600 horsepower serving global heavy-duty truck customers worldwide and fire trucks, primarily in North America.

•
Medium-duty truck and bus - We manufacture medium-duty diesel engines ranging from 200 to 450 horsepower serving medium-duty and inter-city delivery truck customers worldwide, with key markets including North America, Latin America, Europe and Mexico. We also provide diesel or natural gas engines for school buses, transit buses and shuttle buses worldwide, with key markets including North America, Europe, Latin America and Asia. We also provide diesel engines for Class A motor homes (RVs), primarily in North America.

•
Light-duty automotive (Pickup and Light Commercial Vehicle (LCV)) - We manufacture 320 to 385 horsepower diesel engines for Chrysler Group, LLC's (Chrysler) heavy-duty chassis cab and pickup trucks. We also manufacture 105 to 300 horsepower diesel engines for LCV's worldwide, with key markets in Europe, Latin America and Asia.

•
Industrial - We provide mid-range, heavy-duty and high-horsepower engines that range from 49 to 5,100 horsepower for a wide variety of equipment in the construction, agricultural, mining, rail, government, oil and gas, and commercial and recreational marine applications throughout the world. Across these markets we have major customers in North America, Europe, Middle East, Africa, China, Korea, Japan, Latin America, India, Russia, Southeast Asia, South Pacific and Mexico.

•
Stationary power - We provide mid-range, heavy-duty and high-horsepower engines, that range from 60 to 4,300 horsepower, to our power generation business for standby, mobile and distributed power generation solutions throughout the world.

Engine segment net sales by market (including 2014 reorganized balances) were as follows:

	Three months ended		Favorable/
	March 29,	March 30,	(Unfavorable)
In millions	2015	2014	Amount	Percent
Heavy-duty truck	$757	$718	$39	5%
Medium-duty truck and bus	608	575	33	6%
Light-duty automotive	381	391	(10)	(3)%
Total on-highway	1,746	1,684	62	4%
Industrial	616	669	(53)	(8)%
Stationary power	234	210	24	11%
Total sales	$2,596	$2,563	$33	1%
Unit shipments by engine classification (including unit shipments to Power Generation) were as follows:

	Three months ended		Favorable/
	March 29,	March 30,	(Unfavorable)
	2015	2014	Amount	Percent
Midrange	112,400	118,900	(6,500)	(5)%
Heavy-duty	28,700	28,800	(100)	—%
High-horsepower	3,500	3,400	100	3%
Total unit shipments	144,600	151,100	(6,500)	(4)%

Sales

Engine segment sales for the three months ended March 29, 2015, increased versus the comparable period in 2014. The following were the primary drivers by market:

•
Heavy-duty truck engine sales increased due to improved demand in the North American heavy-duty truck market with increased engine shipments of 8 percent, partially offset by weaker demand in China and Korea.

•
Medium-duty truck and bus sales increased due to higher demand in the North American medium-duty truck market with increased engine shipments of 14 percent, primarily due to market share gains and higher international bus demand with improved engine shipments of 20 percent. These increases were partially offset by weaker medium-duty truck demand in Brazil.

•	Stationary power engine sales increased due to favorable mix of products sold to the Power Generation business, partially offset by decreased volumes.

The increases above were partially offset by the following:

•
Industrial engine sales decreased due to lower international demand in construction markets with decreased engine shipments of 30 percent, primarily in Korea and China, as well as reduced demand in international commercial marine markets with decreased engine shipments of 9 percent.

•	Foreign currency fluctuations unfavorably impacted sales results (primarily in Brazil and Europe).
Total on-highway-related sales for the three months ended March 29, 2015, were 67 percent of total engine segment sales, compared to 66 percent for the comparable period in 2014.

Segment EBIT

Engine segment EBIT for the three months ended March 29, 2015, decreased versus the comparable period in 2014 primarily due to lower gross margin, higher selling, general and administrative expenses and lower equity, royalty and interest income from investees, partially offset by lower research, development and engineering expenses. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended
	March 29, 2015 vs. March 30, 2014
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of total sales
Gross margin	$(7)	(1)%	(0.6)
Selling, general and administrative expenses	(3)	(1)%	—
Research, development and engineering expenses	2	2%	0.1
Equity, royalty and interest income from investees	(2)	(6)%	—

The decrease in gross margin for the three months ended March 29, 2015, versus the comparable period in 2014, was primarily due to increased warranty costs, partially offset by lower material and commodity costs. The increase in selling, general and administrative expenses was primarily due to higher compensation expenses, partially offset by lower consulting expenses. The decrease in research, development and engineering expenses was primarily due to higher expense recovery and lower consulting expenses, partially offset by higher compensation expenses. Equity earnings included a charge of approximately $12 million recorded by an equity investee. The charge writes down the investee's underlying assets to estimated fair value as the result of an impairment review triggered by the start-up investee's volumes not growing as anticipated from the inception of the venture.

Distribution Segment Results

Financial data for the Distribution segment was as follows:

	Three months ended			Favorable/
	March 29,		March 30,	(Unfavorable)
In millions	2015		2014	Amount	Percent
External sales	$1,469		$942	$527	56%
Intersegment sales	7		8	(1)	(13)%
Total sales	1,476		950	526	55%
Depreciation and amortization	27		16	(11)	(69)%
Research, development and engineering expenses	3		2	(1)	(50)%
Equity, royalty and interest income from investees	20		41	(21)	(51)%
Interest income	1		1	—	—%
Segment EBIT (1)	88		76	12	16%

				Percentage Points
Segment EBIT as a percentage of total sales	6.0%	(2)	8.0%		(2.0)
____________________________________
(1) Segment EBIT for the three months ended March 30, 2014, included a $6 million gain on the fair value adjustment resulting from the acquisition of the remaining interest in a North American distributor.
(2) Prior North American distributor acquisitions increased distribution segment EBIT, however it is dilutive to EBIT as a percentage of sales.

Sales for our Distribution segment by region were as follows:

	Three months ended		Favorable/
	March 29,	March 30,	(Unfavorable)
In millions	2015	2014	Amount	Percent
North & Central America	$979	$444	$535	NM
Asia Pacific	177	162	15	9%
Europe, CIS and China	156	194	(38)	(20)%
Africa	50	41	9	22%
Middle East	44	41	3	7%
India	37	34	3	9%
South America	33	34	(1)	(3)%
Total sales	$1,476	$950	$526	55%
"NM" - not meaningful information
Sales for our Distribution segment by product were as follows:

	Three months ended		Favorable/
	March 29,	March 30,	(Unfavorable)
In millions	2015	2014	Amount	Percent
Parts and filtration	$573	$382	$191	50%
Engines	321	174	147	84%
Power generation	298	193	105	54%
Service	284	201	83	41%
Total sales	$1,476	$950	$526	55%

Sales
Distribution segment sales for the three months ended March 29, 2015, increased versus the comparable period in 2014 primarily due to $538 million of segment sales related to the consolidation of partially-owned North American distributors since December 31, 2013, $10 million of segment sales related to the acquisition of international distributors and $45 million of organic sales growth primarily in Asia Pacific, North America and Africa, partially offset by decreased sales in China and Western Europe and unfavorable foreign currency fluctuations (primarily in Australia, Canada and Europe).

Segment EBIT
Distribution segment EBIT for the three months ended March 29, 2015, increased versus the comparable period in 2014, primarily due to acquisitions of North American distributors, partially offset by higher selling, general and administrative expenses, lower equity, royalty and interest income from investees and unfavorable foreign currency fluctuations (primarily in Australia and Canada) and increased amortization of intangible assets related to the acquisitions. We expect a reduction in equity, royalty and interest income from investees to continue as a result of these acquisitions. EBIT as a percentage of sales for the three months ended March 29, 2015, was 6.0 percent compared to 8.0 percent for the comparable period in 2014. The decrease was due to the dilutive effect of the 2014 acquisitions. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended
	March 29, 2015 vs. March 30, 2014
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of total sales
Gross margin	$67	40%	(1.8)
Selling, general and administrative expenses	(28)	(21)%	3.1
Equity, royalty and interest income from investees	(21)	(51)%	(2.9)

Components Segment Results
Financial data for the Components segment was as follows:

	Three months ended		Favorable/
	March 29,	March 30,	(Unfavorable)
In millions	2015	2014	Amount		Percent
External sales	$931	$922	$9	(1)	1%
Intersegment sales	368	308	60	(1)	19%
Total sales	1,299	1,230	69		6%
Depreciation and amortization	26	26	—		—%
Research, development and engineering expenses	61	53	(8)		(15)%
Equity, royalty and interest income from investees	9	9	—		—%
Interest income	1	1	—		—%
Segment EBIT	195	167	28		17%

			Percentage Points
Segment EBIT as a percentage of total sales	15.0%	13.6%			1.4
____________________________________
(1) Due to the acquisitions of North American distributors, sales previously recognized as external sales are now considered intersegment sales.
Sales for our Components segment by business were as follows:

	Three months ended		Favorable/
	March 29,	March 30,	(Unfavorable)
In millions	2015	2014	Amount	Percent
Emission solutions	$613	$543	$70	13%
Turbo technologies	301	313	(12)	(4)%
Filtration	255	265	(10)	(4)%
Fuel systems	130	109	21	19%
Total sales	$1,299	$1,230	$69	6%
 Sales

Components segment sales for the three months ended March 29, 2015, increased versus the comparable period in 2014. The following were the primary drivers by business:

•
Emission solutions sales increased primarily due to improved demand in the North American on-highway markets and increased demand for our products in China to continue to meet emission requirements. The increases were partially offset by lower demand in Brazil and Western Europe.

•
Fuel systems sales increased due to improved demand in North American on-highway markets, the new Beijing Foton ISG engine that entered production in the second quarter of 2014 in China and increased aftermarket demand.

The increases above were partially offset by the following:

•
Turbo technologies sales decreased as a result of lower demand in China, Western Europe and Russia and decreased aftermarket demand, partially offset by higher demand in North American on-highway markets.

•	Filtration sales decreased primarily due to lower demand in Eastern Europe and Russia and decreased aftermarket demand, partially offset by higher demand in North American on-highway markets.

•	Foreign currency fluctuations unfavorably impacted sales results (primarily in Europe, Brazil and the U.K.).

Segment EBIT

Components segment EBIT for the three months ended March 29, 2015, increased versus the comparable period in 2014, primarily due to higher gross margin, partially offset by higher research, development and engineering expenses and higher selling, general and administrative expenses. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended
	March 29, 2015 vs. March 30, 2014
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of total sales
Gross margin	$36	13%	1.6
Selling, general and administrative expenses	(2)	(3)%	0.2
Research, development and engineering expenses	(8)	(15)%	(0.4)
Equity, royalty and interest income from investees	—	—%	—

The increase in gross margin for the three months ended March 29, 2015, versus the comparable period in 2014, was primarily due to higher volumes, mainly in the emission solutions business and lower material costs, partially offset by unfavorable pricing and unfavorable foreign currency fluctuations (primarily in Europe and Brazil). The increase in selling, general and administrative expenses was primarily due to higher compensation expenses, partially offset by lower consulting expenses. The increase in research, development and engineering expenses was primarily due to higher compensation expenses, higher consulting expenses and lower expense recovery.

Power Generation Segment Results
Financial data for the Power Generation segment was as follows:

	Three months ended		Favorable/
	March 29,	March 30,	(Unfavorable)
In millions	2015	2014	Amount		Percent
External sales	$420	$452	$(32)	(1)	(7)%
Intersegment sales	260	187	73	(1)	39%
Total sales	680	639	41		6%
Depreciation and amortization	16	12	(4)		(33)%
Research, development and engineering expenses	17	19	2		11%
Equity, royalty and interest income from investees	9	8	1		13%
Interest income	1	1	—		—%
Segment EBIT	49	25	24		96%

			Percentage Points
Segment EBIT as a percentage of total sales	7.2%	3.9%			3.3
____________________________________
(1) Due to the acquisitions of North American distributors, sales previously recognized as external sales are now considered intersegment sales.

In the first quarter of 2015, our Power Generation segment reorganized its reporting structure to include the following businesses:

•
Power systems - We manufacture generators for commercial and consumer applications ranging from 2 kilowatts to 3.5 megawatts, as well as paralleling systems and transfer switches for applications such as data centers, health care facilities and waste water treatment plants.

•
Alternators - We design, manufacture, sell and service A/C generator/alternator products internally as well as to other generator set assemblers.  Our products are sold under the Stamford, AVK and Markon brands and range in output from 3 kilovolt-amperes (kVA) to 12,000 kVA.

•
Power solutions - We provide natural gas fuel-based turnkey solutions for distributed generation and energy management applications using natural or bio gas as a fuel. The business also serves a global rental account for diesel and gas generator sets.

Sales for our Power Generation segment by business (including 2014 reorganized balances) were as follows:

	Three months ended		Favorable/
	March 29,	March 30,	(Unfavorable)
In millions	2015	2014	Amount	Percent
Power systems	543	510	33	6%
Alternators	98	105	(7)	(7)%
Power solutions	39	24	15	63%
Total sales	$680	$639	$41	6%

Sales
Power Generation segment sales for the three months ended March 29, 2015, increased versus the comparable period in 2014. The following were the primary drivers by business:

•	Power systems sales increased primarily due to higher demand in China and Asia, partially offset by lower demand in Russia.

•	Power solutions sales increased primarily due to higher demand in the U.K., partially offset by lower demand in North America.
The increases above were partially offset by the following:

•	Alternator sales decreased primarily due to lower demand in Europe, partially offset by higher demand in China.

•	Foreign currency fluctuations unfavorably impacted sales results (primarily in Europe and Brazil).
Segment EBIT
Power Generation segment EBIT for the three months ended March 29, 2015, increased versus the comparable period in 2014 primarily due to higher gross margin and lower research, development and engineering expenses. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended
	March 29, 2015 vs. March 30, 2014
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of total sales
Gross margin	$17	15%	1.4
Selling, general and administrative expenses	1	1%	0.9
Research, development and engineering expenses	2	11%	0.5
Equity, royalty and interest income from investees	1	13%	—

The increase in gross margin for the three months ended March 29, 2015, versus the comparable period in 2014, was primarily due to higher volumes. The decrease in selling general and administrative expenses was primarily due to lower consulting expenses and lower compensation expenses as the result of operating actions taken in December of 2014, partially offset by lower expense recovery. The decrease in research, development and engineering expenses was primarily due to lower compensation expenses as the result of operating actions taken in December of 2014, and lower consulting expenses.

Reconciliation of Segment EBIT to Income Before Income Taxes

The table below reconciles the segment information to the corresponding amounts in the Condensed Consolidated Statements of Income:

	Three months ended
In millions	March 29, 2015	March 30, 2014
Total segment EBIT	$585	$537
Non-segment EBIT (1)	(23)	(9)
Total EBIT	562	528
Less: Interest expense	14	17
Income before income taxes	$548	$511
____________________________________
(1) Includes intersegment sales and profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses for the three months ended March 29, 2015 and March 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES
Key Working Capital and Balance Sheet Data
We fund our working capital with cash from operations and short-term borrowings when necessary. Various assets and liabilities, including short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. As a result, working capital is a prime focus of management attention. Working capital and balance sheet measures are provided in the following table:

In millions	March 29, 2015	December 31, 2014
Working capital (1)	$4,943	$5,034
Current ratio	2.22	2.25
Accounts and notes receivable, net	$3,240	$2,946
Days’ sales in receivables	60	53
Inventories	$2,936	$2,866
Inventory turnover	4.9	5.3
Accounts payable (principally trade)	$2,013	$1,881
Days' payable outstanding	47	44
Total debt	$1,706	$1,698
Total debt as a percent of total capital (2)	17.5%	17.3%
____________________________________
(1) Working capital includes cash and cash equivalents.
(2) Total capital is defined as total debt plus equity.

Cash Flows
Cash and cash equivalents decreased $304 million during the three months ended March 29, 2015, compared to a $521 million decrease in cash and cash equivalents during the comparable period in 2014.  Cash and cash equivalents were impacted as follows:

	Three months ended
In millions	March 29, 2015	March 30, 2014	Change
Net cash provided by operating activities	$173	$263	$(90)
Net cash used in investing activities	(125)	(187)	62
Net cash used in financing activities	(296)	(602)	306
Effect of exchange rate changes on cash and cash equivalents	(56)	5	(61)
Net decrease in cash and cash equivalents	$(304)	$(521)	$217

Net cash provided by operating activities decreased for the three months ended March 29, 2015, versus the comparable period in 2014, primarily due to unfavorable working capital fluctuations, partially offset by higher consolidated net income. During the first three months of 2015, the higher working capital requirements resulted in a cash outflow of $242 million compared to a cash outflow of $158 million in the comparable period in 2014.
Net cash used in investing activities decreased for the three months ended March 29, 2015, versus the comparable period in 2014, primarily due to lower cash investment for the acquisitions of businesses in 2015 and lower investments in and advances to equity investees, partially offset by higher net investments in marketable securities.
Net cash used in financing activities decreased for the three months ended March 29, 2015, versus the comparable period in 2014, primarily due to lower repurchases of common stock of $282 million.
Sources of Liquidity
We generate significant ongoing cash flow, which has been used, in part, to fund working capital, common stock repurchases, capital expenditures, dividends on our common stock, acquisitions, projected pension obligations and debt service. Cash provided by operations is our principal source of liquidity with $173 million provided by operations for the three months ended March 29, 2015.

As of March 29, 2015, our other sources of liquidity include:

•	cash and cash equivalents of $2.0 billion, of which approximately 42 percent is located in the U.S. and 58 percent is located outside the U.S., primarily in the U.K., China and Singapore,

•	a revolving credit facility with $1.7 billion available, net of letters of credit,

•	international and other domestic credit facilities with $260 million available and

•
marketable securities of $115 million, of which 64 percent is located in India, 24 percent is located in the U.S. and 12 percent is located in Brazil, the majority of which could be liquidated into cash within a few days.

Cash, Cash Equivalents and Marketable Securities
A significant portion of our cash flows is generated outside the U.S. As of March 29, 2015, the total of cash, cash equivalents and marketable securities held by foreign subsidiaries was $1.2 billion, the majority of which was located in the U.K., China, Singapore and India. The geographic location of our cash and marketable securities aligns well with our business growth strategy. We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. As a result, we do not anticipate any local liquidity restrictions to preclude us from funding our targeted expansion or operating needs with local resources.

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
Debt Facilities and Other Sources of Liquidity
We have a $1.7 billion revolving credit facility, the proceeds of which can be used for general corporate purposes. This facility expires on November 9, 2018.
We have a current shelf registration filed with the Securities and Exchange Commission under which we may offer, from time to time, debt securities, common stock, preferred and preference stock, depositary shares, warrants, stock purchase contracts and stock purchase units.
The maturity schedule of our existing long-term debt does not require significant cash outflows in the intermediate term. Required annual principal payments range from $11 million to $39 million over the next five years.
Uses of Cash
Capital Expenditures
Capital expenditures for the three months ended March 29, 2015, were $100 million compared to $107 million in the comparable period in 2014. Despite the challenging international economies, we continue to invest in new product lines and targeted capacity expansions. We plan to spend between $750 million and $850 million in 2015 as we continue with product launches and facility improvements. Approximately 50 percent of our capital expenditures are expected to be invested outside of the U.S. in 2015.

Share Repurchases
Purchases under the 2012 Plan were as follows:

In millions (except per share amounts) For each quarter ended	Shares Purchased	Average Cost Per Share	Total Cost of Repurchases	Remaining Authorized Capacity (1)
March 29	1.0	$138.15	$137	$37
____________________________________

(1) The remaining authorized capacity under the 2012 Plan was calculated based on the cost to purchase the shares, but excludes commission expenses in accordance with the 2012 Plan.
In July 2014, our Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon the completion of the 2012 Plan. We may continue to repurchase outstanding shares from time to time during 2015 to offset the dilutive impact of employee stock based compensation plans and to enhance shareholder value.

Dividends
In July 2014, the Board of Directors authorized a dividend increase of approximately 25 percent from $0.625 per share to $0.78 per share on a quarterly basis. We paid dividends of $140 million during the three months ended March 29, 2015.
Acquisitions
In September 2013, we announced our intention to acquire the equity that we do not already own in most of our partially-owned U.S. and Canadian distributors over a three to five year period. We plan to spend an additional $160 million to $200 million on North American distributor acquisitions and the related debt retirements in the second half of 2015.
Pensions
The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans. In the first three months of 2015, the investment return on our U.S. pension trust was 2.6 percent while our U.K. pension trust return was 4.2 percent. Approximately 79 percent of our pension plan assets are held in highly liquid investments such as fixed income and equity securities. The remaining 21 percent of our plan assets are held in less liquid, but market valued investments, including real estate, private equity and insurance contracts.
We sponsor funded and unfunded domestic and foreign defined benefit pension and other postretirement plans. Contributions to these plans were as follows:

	Three months ended
In millions	March 29, 2015	March 30, 2014
Defined benefit pension and other postretirement plans
Voluntary contribution	$36	$39
Mandatory contribution	76	75
Defined benefit pension contributions	112	114
Other postretirement plans	13	12
Total defined benefit plans	$125	$126

Defined contribution pension plans	$25	$26
We anticipate making additional defined benefit pension contributions and other postretirement benefit payments during the remainder of 2015 of $63 million and $27 million, respectively. The $175 million of pension contributions for the full year include voluntary contributions of approximately $82 million. These contributions and payments may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. Claims and premiums for other postretirement benefits are expected to approximate $40 million in 2015. We expect our 2015 net periodic pension cost to approximate $63 million.

Credit Ratings
Our ratings and outlook from each of the credit rating agencies as of the date of filing are shown in the table below.

Credit Rating Agency (1)	Senior L-T Debt Rating	Outlook	Last Updated
Standard & Poor’s Rating Services	A+	Stable	August 2014
Fitch Ratings	A	Stable	October 2014
Moody’s Investors Service, Inc.	A2	Stable	December 2014
____________________________________
(1) Credit ratings are not recommendations to buy, are subject to change and each rating should be evaluated independently of any other rating. In addition, we undertake no obligation to update disclosures concerning our credit ratings, whether as a result of new information, future events or otherwise.
Management's Assessment of Liquidity
Our financial condition and liquidity remain strong. Our solid balance sheet and credit ratings enable ready access to credit and the capital markets. We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities. We believe our liquidity provides us with the financial flexibility needed to fund working capital, capital expenditures, common stock repurchases, dividend payments, acquisitions of our North American distributors, projected pension obligations and debt service obligations. We continue to generate cash from operations in the U.S. and maintain access to $1.7 billion of our revolver as noted above.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

A summary of our significant accounting policies is included in Note 1, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” of the Notes to the Consolidated Financial Statements of our 2014 Form 10-K which discusses accounting policies that we have selected from acceptable alternatives.

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

A discussion of our critical accounting estimates may be found in the “Management’s Discussion and Analysis” section of our 2014 Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.” Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first three months of 2015.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 13, "RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS," in the Notes to Condensed Consolidated Financial Statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

A discussion of quantitative and qualitative disclosures about market risk may be found in Item 7A of our 2014 Form 10-K. There have been no material changes in this information since the filing of our 2014 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 29, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  Risk Factors

In addition to other information set forth in this report, you should consider other risk factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K or the "CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION" in this Quarterly report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently judge to be immaterial also may materially adversely affect our business, financial condition or operating results.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following information is provided pursuant to Item 703 of Regulation S-K:

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1 - February 1, 2015	269,400	$142.63	269,400	87,627
February 2 - March 1, 2015	727,970	136.52	725,712	87,855
March 2 - March 29, 2015	1,505	140.96	—	87,425
Total	998,875	138.18	995,112
____________________________________
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
We repurchased $137 million of stock under the 2012 Board of Directors Authorized Plan during the first three months of 2015. In July 2014, our Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon the completion of the 2012 Plan.

During the three months ended March 29, 2015, we repurchased 3,763 shares from employees in connection with the Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock on an installment basis up to an established credit limit. Loans are issued for five-year terms at a fixed interest rate established at the date of purchase and may be refinanced after its initial five-year period for an additional five-year period. Participants must hold shares for a minimum of six months from date of purchase and after shares are sold must wait six months before another share purchase may be made. We hold participants’ shares as security for the loans and would, in effect repurchase shares if the participant defaulted in repayment of the loan. There is no maximum amount of shares that we may purchase under this plan.

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

Cummins Inc.
Date:	April 29, 2015

	By:	/s/ PATRICK J. WARD	By:	/s/ MARSHA L. HUNT
		Patrick J. Ward		Marsha L. Hunt
		Vice President and Chief Financial Officer		Vice President-Corporate Controller
		(Principal Financial Officer)		(Principal Accounting Officer)

CUMMINS INC.
EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10(n)	Form of Long-Term Grant Notice under the 2012 Omnibus Incentive Plan
12	Calculation of Ratio of Earnings to Fixed Charges.
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.