Form 10-Q
period 2015-06-28
CUMMINS INC
filed 2015-07-29
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 28, 2015

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

As of June 28, 2015, there were 178,650,099 shares of common stock outstanding with a par value of $2.50 per share.

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

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Six months ended
In millions, except per share amounts	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
NET SALES (a)	$5,015	$4,835	$9,724	$9,241
Cost of sales	3,683	3,630	7,197	6,937
GROSS MARGIN	1,332	1,205	2,527	2,304

OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	537	513	1,054	998
Research, development and engineering expenses	166	179	361	369
Equity, royalty and interest income from investees (Note 4)	94	105	162	195
Other operating (expense) income, net	—	(6)	(3)	(7)
OPERATING INCOME	723	612	1,271	1,125

Interest income	6	6	11	11
Interest expense	17	15	31	32
Other income (expense), net	(8)	39	1	49
INCOME BEFORE INCOME TAXES	704	642	1,252	1,153

Income tax expense (Note 5)	208	170	352	323
CONSOLIDATED NET INCOME	496	472	900	830

Less: Net income attributable to noncontrolling interests	25	26	42	46
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$471	$446	$858	$784

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
Basic	$2.63	$2.44	$4.77	$4.27
Diluted	$2.62	$2.43	$4.76	$4.26

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	179.2	182.8	179.9	183.5
Dilutive effect of stock compensation awards	0.4	0.4	0.4	0.4
Diluted	179.6	183.2	180.3	183.9

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.78	$0.625	$1.56	$1.25
____________________________________
(a) Includes sales to nonconsolidated equity investees of $357 million and $682 million and $546 million and $1,138 million for the three and six month periods ended June 28, 2015 and June 29, 2014, respectively.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Six months ended
In millions	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
CONSOLIDATED NET INCOME	$496	$472	$900	$830
Other comprehensive income, net of tax (Note 11)
Change in pension and other postretirement defined benefit plans	15	10	28	14
Foreign currency translation adjustments	145	79	(31)	110
Unrealized gain (loss) on marketable securities	1	(9)	—	(11)
Unrealized gain on derivatives	8	3	8	5
Total other comprehensive income, net of tax	169	83	5	118
COMPREHENSIVE INCOME	665	555	905	948
Less: Comprehensive income attributable to noncontrolling interests	20	23	40	49
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUMMINS INC.	$645	$532	$865	$899

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

In millions, except par value	June 28, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$1,760	$2,301
Marketable securities (Note 6)	89	93
Total cash, cash equivalents and marketable securities	1,849	2,394
Accounts and notes receivable, net
Trade and other	3,118	2,744
Nonconsolidated equity investees	304	202
Inventories (Note 7)	2,986	2,866
Prepaid expenses and other current assets	746	849
Total current assets	9,003	9,055
Long-term assets
Property, plant and equipment	7,151	7,123
Accumulated depreciation	(3,498)	(3,437)
Property, plant and equipment, net	3,653	3,686
Investments and advances related to equity method investees	995	981
Goodwill	473	479
Other intangible assets, net	339	343
Prepaid pensions	784	637
Other assets	631	595
Total assets	$15,878	$15,776

LIABILITIES
Current liabilities
Accounts payable (principally trade)	$1,974	$1,881
Loans payable	70	86
Current portion of accrued product warranty (Note 9)	405	363
Accrued compensation, benefits and retirement costs	432	508
Deferred revenue	402	401
Other accrued expenses	739	759
Current maturities of long-term debt (Note 8)	31	23
Total current liabilities	4,053	4,021
Long-term liabilities
Long-term debt (Note 8)	1,576	1,589
Postretirement benefits other than pensions	351	369
Pensions	291	289
Other liabilities and deferred revenue	1,393	1,415
Total liabilities	$7,664	$7,683

Commitments and contingencies (Note 10)

EQUITY
Cummins Inc. shareholders’ equity
Common stock, $2.50 par value, 500 shares authorized, 222.3 and 222.3 shares issued	$2,164	$2,139
Retained earnings	10,123	9,545
Treasury stock, at cost, 43.7 and 40.1 shares	(3,350)	(2,844)
Common stock held by employee benefits trust, at cost, 1.0 and 1.1 shares	(12)	(13)
Accumulated other comprehensive loss (Note 11)	(1,071)	(1,078)
Total Cummins Inc. shareholders’ equity	7,854	7,749
Noncontrolling interests	360	344
Total equity	$8,214	$8,093
Total liabilities and equity	$15,878	$15,776

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended
In millions	June 28, 2015	June 29, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$900	$830
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	254	217
Deferred income taxes	(63)	(88)
Equity in income of investees, net of dividends	(68)	(108)
Pension contributions in excess of expense	(122)	(127)
Other post-retirement benefits payments in excess of expense	(15)	(14)
Stock-based compensation expense	17	21
Translation and hedging activities	27	(9)
Changes in current assets and liabilities, net of acquisitions
Accounts and notes receivable	(426)	(321)
Inventories	(127)	(223)
Other current assets	18	4
Accounts payable	97	289
Accrued expenses	(21)	120
Changes in other liabilities and deferred revenue	133	116
Other, net	(35)	(6)
Net cash provided by operating activities	569	701

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(247)	(245)
Investments in internal use software	(22)	(26)
Investments in and advances to equity investees	(17)	(11)
Acquisitions of businesses, net of cash acquired	(15)	(193)
Investments in marketable securities—acquisitions (Note 6)	(173)	(179)
Investments in marketable securities—liquidations (Note 6)	155	179
Cash flows from derivatives not designated as hedges	5	4
Other, net	14	8
Net cash used in investing activities	(300)	(463)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	12	17
Payments on borrowings and capital lease obligations	(31)	(39)
Net payments under short-term credit agreements	(10)	(48)
Distributions to noncontrolling interests	(14)	(32)
Dividend payments on common stock	(280)	(229)
Repurchases of common stock	(514)	(430)
Other, net	8	5
Net cash used in financing activities	(829)	(756)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	19	38
Net decrease in cash and cash equivalents	(541)	(480)
Cash and cash equivalents at beginning of year	2,301	2,699
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,760	$2,219

 The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

In millions	Common Stock	Additional paid-in Capital	Retained Earnings	Treasury Stock	Common Stock Held in Trust	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2013	$556	$1,543	$8,406	$(2,195)	$(16)	$(784)	$7,510	$360	$7,870
Net income			784				784	46	830
Other comprehensive income (loss)						115	115	3	118
Issuance of shares		4					4	—	4
Employee benefits trust activity		14			2		16	—	16
Acquisition of shares				(430)			(430)	—	(430)
Cash dividends on common stock			(229)				(229)	—	(229)
Distributions to noncontrolling interests							—	(32)	(32)
Stock based awards		(5)		21			16	—	16
Other shareholder transactions		1					1	(6)	(5)
BALANCE AT JUNE 29, 2014	$556	$1,557	$8,961	$(2,604)	$(14)	$(669)	$7,787	$371	$8,158

BALANCE AT DECEMBER 31, 2014	$556	$1,583	$9,545	$(2,844)	$(13)	$(1,078)	$7,749	$344	$8,093
Net income			858				858	42	900
Other comprehensive income (loss)						7	7	(2)	5
Issuance of shares		3					3	—	3
Employee benefits trust activity		16			1		17	—	17
Acquisition of shares				(514)			(514)	—	(514)
Cash dividends on common stock			(280)				(280)	—	(280)
Distributions to noncontrolling interests							—	(25)	(25)
Stock based awards		(4)		8			4	—	4
Other shareholder transactions		10					10	1	11
BALANCE AT JUNE 28, 2015	$556	$1,608	$10,123	$(3,350)	$(12)	$(1,071)	$7,854	$360	$8,214

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

Our reporting period usually ends on the Sunday closest to the last day of the quarterly calendar period. The second quarters of 2015 and 2014 ended on June 28 and June 29, respectively. Our fiscal year ends on December 31, regardless of the day of the week on which December 31 falls.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the Condensed Consolidated Financial Statements. Significant estimates and assumptions in these Condensed Consolidated Financial Statements require the exercise of judgment and are used for, but not limited to, allowance for doubtful accounts, estimates of future cash flows and other assumptions associated with goodwill and long-lived asset impairment tests, useful lives for depreciation and amortization, warranty programs, determination of discount and other rate assumptions for pension and other postretirement benefit costs, income taxes and deferred tax valuation allowances, lease classifications and contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates.

The weighted-average diluted common shares outstanding exclude the anti-dilutive effect of certain stock options since such options had an exercise price in excess of the monthly average market value of our common stock. The options excluded from diluted earnings per share for the three and six month periods ended June 28, 2015 and June 29, 2014, were as follows:

	Three months ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Options excluded	490,085	104,262	414,982	52,846
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

NOTE 3. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic pension and other postretirement benefit costs under our plans were as follows:

	Pension
	U.S. Plans		U.K. Plans		Other Postretirement Benefits
	Three months ended
In millions	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Service cost	$20	$17	$6	$6	$—	$—
Interest cost	26	27	14	17	4	5
Expected return on plan assets	(48)	(44)	(22)	(21)	—	—
Recognized net actuarial loss	12	7	8	6	1	—
Net periodic benefit cost	$10	$7	$6	$8	$5	$5

	Pension
	U.S. Plans		U.K. Plans		Other Postretirement Benefits
	Six months ended
In millions	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Service cost	$40	$34	$13	$12	$—	$—
Interest cost	51	53	28	33	8	9
Expected return on plan assets	(95)	(88)	(45)	(43)	—	—
Recognized net actuarial loss	23	15	17	13	2	—
Net periodic benefit cost	$19	$14	$13	$15	$10	$9

NOTE 4. EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES

Equity, royalty and interest income from investees included in our Condensed Consolidated Statements of Income for the interim reporting periods was as follows:

	Three months ended		Six months ended
In millions	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Distribution Entities
North American distributors	$8	$30	$18	$62
Komatsu Cummins Chile, Ltda.	8	8	15	14
All other distributors	—	1	1	2
Manufacturing Entities
Beijing Foton Cummins Engine Co., Ltd	22	1	29	1
Dongfeng Cummins Engine Company, Ltd.	15	22	29	36
Chongqing Cummins Engine Company, Ltd.	11	15	23	26
All other manufacturers	21	19	28	34
Cummins share of net income	85	96	143	175
Royalty and interest income	9	9	19	20
Equity, royalty and interest income from investees	$94	$105	$162	$195

NOTE 5. INCOME TAXES

Our effective tax rate for the year is expected to approximate 29.5 percent, excluding any one-time items that may arise. The expected tax rate does not include the benefits of the research tax credit, which expired December 31, 2014 and has not yet been renewed by Congress. If the research credit is reinstated during 2015, we anticipate the 2015 effective tax rate will be reduced to 28.5 percent. Our tax rate is generally less than the 35 percent U.S. statutory income tax rate primarily due to lower tax rates on foreign income.

The effective tax rate for the three and six month periods ended June 28, 2015, was 29.5 percent and 28.1 percent, respectively. The tax rate for the six month period ended June 28, 2015, included an $18 million discrete tax benefit to reflect the release of reserves for uncertain tax positions related to a favorable federal audit settlement.
Our effective tax rate for the three and six month periods ended June 29, 2014, was 26.5 percent and 28 percent, respectively. The tax rate for the three months ended June 29, 2014, included a $2 million discrete tax benefit for the release of reserves for uncertain tax positions related to multiple state audit settlements. Additionally, the tax rate for the six month period included a $12 million discrete tax expense attributable primarily to state deferred tax adjustments, as well as a $6 million discrete net tax benefit resulting from a $70 million dividend paid from China earnings generated prior to 2012.
The increase in the effective tax rate for the three months ended June 28, 2015, versus the comparable period in 2014 was primarily due to unfavorable changes in the jurisdictional mix of pre-tax income.

NOTE 6. MARKETABLE SECURITIES

A summary of marketable securities, all of which are classified as current, was as follows:

	June 28, 2015			December 31, 2014
In millions	Cost	Gross unrealized gains/(losses)	Estimated fair value	Cost	Gross unrealized gains/(losses)	Estimated fair value
Available-for-sale
Level 2(1)
Debt mutual funds	$64	$—	$64	$75	$1	$76
Equity mutual funds	9	—	9	9	—	9
Bank debentures	13	—	13	6	—	6
Government debt securities	3	—	3	2	—	2
Total marketable securities	$89	$—	$89	$92	$1	$93
____________________________________
(1) The fair value of Level 2 securities is estimated primarily using actively quoted prices for similar instruments from brokers and observable inputs, including market transactions and third-party pricing services. We do not currently have any Level 3 securities, and there were no transfers between Level 2 or 3 during the first half of 2015 and 2014.

The proceeds from sales and maturities of marketable securities and gross realized gains and losses from the sale of available-for-sale securities were as follows:

	Three months ended		Six months ended
In millions	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Proceeds from sales and maturities of marketable securities	$84	$71	$155	$179
Gross realized gains from the sale of available-for-sale securities	—	12	1	13

At June 28, 2015, the fair value of available-for-sale investments in debt securities that utilize a Level 2 fair value measure by contractual maturity was as follows:

Maturity date	Fair value (in millions)
1 year or less	$66
1 - 5 years	11
5 - 10 years	3
Total	$80

NOTE 7. INVENTORIES

Inventories are stated at the lower of cost or market. Inventories included the following:

In millions	June 28, 2015	December 31, 2014
Finished products	$1,888	$1,859
Work-in-process and raw materials	1,216	1,129
Inventories at FIFO cost	3,104	2,988
Excess of FIFO over LIFO	(118)	(122)
Total inventories	$2,986	$2,866

NOTE 8. DEBT
A summary of long-term debt was as follows:

In millions	June 28, 2015	December 31, 2014
Long-term debt
Senior notes, 3.65%, due 2023	$500	$500
Debentures, 6.75%, due 2027	58	58
Debentures, 7.125%, due 2028	250	250
Senior notes, 4.875%, due 2043	500	500
Debentures, 5.65%, due 2098 (effective interest rate 7.48%)	165	165
Credit facilities related to consolidated joint ventures	3	3
Other debt	47	31
Unamortized discount	(47)	(47)
Fair value adjustments due to hedge on indebtedness	53	65
Capital leases	78	87
Total long-term debt	1,607	1,612
Less: Current maturities of long-term debt	(31)	(23)
Long-term debt	$1,576	$1,589
Principal payments required on long-term debt during the next five years are as follows:

	Required Principal Payments
In millions	2015	2016	2017	2018	2019
Principal payments	$16	$39	$15	$16	$11

Fair Value of Debt
Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair value and carrying value of total debt, including current maturities, was as follows:

In millions	June 28, 2015	December 31, 2014
Fair value of total debt(1)	$1,884	$1,993
Carrying value of total debt	1,677	1,698
_________________________________________________
(1) The fair value of debt is derived from Level 2 inputs.
NOTE 9. PRODUCT WARRANTY LIABILITY

A tabular reconciliation of the product warranty liability, including the deferred revenue related to our extended warranty coverage and accrued recall programs was as follows:

In millions	June 28, 2015	June 29, 2014
Balance, beginning of year	$1,283	$1,129
Provision for warranties issued	233	206
Deferred revenue on extended warranty contracts sold	131	118
Payments	(191)	(211)
Amortization of deferred revenue on extended warranty contracts	(88)	(71)
Changes in estimates for pre-existing warranties	19	12
Foreign currency translation	(3)	2
Balance, end of period	$1,384	$1,185

Warranty related deferred revenue, supplier recovery receivables and the long-term portion of the warranty liability on our June 28, 2015, balance sheet were as follows:

In millions	June 28, 2015	Balance Sheet Location
Deferred revenue related to extended coverage programs
Current portion	$177	Deferred revenue
Long-term portion	472	Other liabilities and deferred revenue
Total	$649

Receivables related to estimated supplier recoveries
Current portion	$6	Trade and other receivables
Long-term portion	4	Other assets
Total	$10

Long-term portion of warranty liability	$330	Other liabilities and deferred revenue

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

U.S. Distributor Commitments
Our distribution agreements with partially-owned distributors generally have a renewable three-year term and are restricted to specified territories. Our distributors develop and maintain a network of dealers with which we have no direct relationship. Our distributors are permitted to sell other, noncompetitive products only with our consent. We license all of our distributors to use our name and logo in connection with the sale and service of our products, with no right to assign or sublicense the trademarks, except to authorized dealers, without our consent. Products are sold to the distributors at standard domestic or international distributor net prices, as applicable. Net prices are wholesale prices we establish to permit our distributors an adequate margin on their sales. Subject to local laws, we can generally refuse to renew these agreements upon expiration or terminate them upon written notice for inadequate sales, change in principal ownership and certain other reasons. Distributors also have the right to terminate the agreements upon 60-day notice without cause, or 30-day notice for cause. Upon termination or failure to renew, we are required to purchase the distributor’s current inventory, signage and special tools and may, at our option purchase other assets of the distributor, but are under no obligation to do so.

Other Guarantees and Commitments
In addition to the matters discussed above, from time to time we enter into other guarantee arrangements, including guarantees of non-U.S. distributor financings, residual value guarantees on equipment under operating leases and other miscellaneous guarantees of third-party obligations. As of June 28, 2015, the maximum potential loss related to these other guarantees was $5 million.
We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. The penalty amounts are less than our purchase commitments and essentially allow the supplier to recover their tooling costs in most instances. As of June 28, 2015, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $67 million, of which $31 million relates to a contract with an engine parts supplier that extends to 2016. These arrangements enable us to secure critical components. We do not currently anticipate paying any penalties under these contracts.
During 2014, we began entering into physical forward contracts with suppliers of platinum and palladium to purchase minimum volumes of the commodities at contractually stated prices for various periods, not to exceed two years. As of June 28, 2015, the total commitments under these contracts were $67 million. These arrangements enable us to fix the prices of these commodities, which otherwise are subject to market volatility.
We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance. These performance bonds and other performance-related guarantees were $69 million at June 28, 2015 and $76 million at December 31, 2014.

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

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Following are the changes in accumulated other comprehensive income (loss) by component for the three and six months ended:

	Three months ended
In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on marketable securities	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at March 30, 2014	$(607)	$(155)	$6	$1	$(755)
Other comprehensive income before reclassifications
Before tax amount	—	83	—	7	90	$—	$90
Tax (expense) benefit	—	(4)	—	(2)	(6)	—	(6)
After tax amount	—	79	—	5	84	—	84
Amounts reclassified from accumulated other comprehensive income(1)(2)	10	—	(6)	(2)	2	(3)	(1)
Net current period other comprehensive income (loss)	10	79	(6)	3	86	$(3)	$83
Balance at June 29, 2014	$(597)	$(76)	$—	$4	$(669)

Balance at March 29, 2015	$(656)	$(587)	$(1)	$(1)	$(1,245)
Other comprehensive income before reclassifications
Before tax amount	—	153	—	9	162	$(6)	$156
Tax (expense) benefit	—	(1)	—	(2)	(3)	—	(3)
After tax amount	—	152	—	7	159	(6)	153
Amounts reclassified from accumulated other comprehensive income(1)(2)	15	—	—	—	15	1	16
Net current period other comprehensive income (loss)	15	152	—	7	174	$(5)	$169
Balance at June 28, 2015	$(641)	$(435)	$(1)	$6	$(1,071)
____________________________________
(1) Amounts are net of tax.
(2) See reclassifications out of accumulated other comprehensive income (loss) disclosure below for further details.

	Six months ended
In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on marketable securities	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at December 31, 2013	$(611)	$(179)	$7	$(1)	$(784)
Other comprehensive income before reclassifications
Before tax amount	(7)	107	(1)	10	109	$7	$116
Tax (expense) benefit	1	(4)	—	(3)	(6)	—	(6)
After tax amount	(6)	103	(1)	7	103	7	110
Amounts reclassified from accumulated other comprehensive income(1)(2)	20	—	(6)	(2)	12	(4)	8
Net current period other comprehensive income (loss)	14	103	(7)	5	115	$3	$118
Balance at June 29, 2014	$(597)	$(76)	$—	$4	$(669)

Balance at December 31, 2014	$(669)	$(406)	$(1)	$(2)	$(1,078)
Other comprehensive income before reclassifications
Before tax amount	(3)	(51)	1	10	(43)	$(2)	$(45)
Tax (expense) benefit	1	22	—	(2)	21	—	21
After tax amount	(2)	(29)	1	8	(22)	(2)	(24)
Amounts reclassified from accumulated other comprehensive income(1)(2)	30	—	(1)	—	29	—	29
Net current period other comprehensive income (loss)	28	(29)	—	8	7	$(2)	$5
Balance at June 28, 2015	$(641)	$(435)	$(1)	$6	$(1,071)
____________________________________
(1) Amounts are net of tax.
(2) See reclassifications out of accumulated other comprehensive income (loss) disclosure below for further details.

Following are the items reclassified out of accumulated other comprehensive income (loss) and the related tax effects:

In millions	Three months ended		Six months ended
(Gain)/Loss Components	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014	Statement of Income Location

Change in pension and other postretirement defined benefit plans
Recognized actuarial loss	$21	$14	$43	$29	(1)
Tax effect	(6)	(4)	(13)	(9)	Income tax expense
Net change in pensions and other postretirement defined benefit plans	$15	$10	$30	$20

Realized (gain) loss on marketable securities	$—	$(12)	$(1)	$(13)	Other income (expense), net
Tax effect	1	3	—	3	Income tax expense
Net realized (gain) loss on marketable securities	$1	$(9)	$(1)	$(10)

Realized (gain) loss on derivatives
Foreign currency forward contracts	$—	$(3)	$—	$(5)	Net sales
Commodity swap contracts	—	1	—	3	Cost of sales
Total before taxes	—	(2)	—	(2)
Tax effect	—	—	—	—	Income tax expense
Net realized (gain) loss on derivatives	$—	$(2)	$—	$(2)

Total reclassifications for the period	$16	$(1)	$29	$8
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

Summarized financial information regarding our reportable operating segments for the three and six month periods is shown in the table below:

In millions	Engine	Distribution		Components	Power Generation	Non-segment Items (1)	Total
Three months ended June 28, 2015
External sales	$2,058	$1,487		$1,017	$453	$—	$5,015
Intersegment sales	739	8		380	294	(1,421)	—
Total sales	2,797	1,495		1,397	747	(1,421)	5,015
Depreciation and amortization(2)	60	25		28	13	—	126
Research, development and engineering expenses	91	3		57	15	—	166
Equity, royalty and interest income from investees	57	21		8	8	—	94
Interest income	3	1		1	1	—	6
Segment EBIT	341	113		223	57	(13)	721

Three months ended June 29, 2014
External sales	$2,178	$1,229		$953	$475	$—	$4,835
Intersegment sales	566	9		327	268	(1,170)	—
Total sales	2,744	1,238		1,280	743	(1,170)	4,835
Depreciation and amortization(2)	52	20		26	13	—	111
Research, development and engineering expenses	105	3		53	18	—	179
Equity, royalty and interest income from investees	45	42		9	9	—	105
Interest income	4	—		1	1	—	6
Segment EBIT	311	126	(3)	185	61	(26)	657

Six months ended June 28, 2015
External sales	$3,947	$2,956		$1,948	$873	$—	$9,724
Intersegment sales	1,446	15		748	554	(2,763)	—
Total sales	5,393	2,971		2,696	1,427	(2,763)	9,724
Depreciation and amortization(2)	118	52		54	29	—	253
Research, development and engineering expenses	205	6		118	32	—	361
Equity, royalty and interest income from investees	87	41		17	17	—	162
Interest income	5	2		2	2	—	11
Segment EBIT	594	201		418	106	(36)	1,283

Six months ended June 29, 2014
External sales	$4,268	$2,171		$1,875	$927	$—	$9,241
Intersegment sales	1,039	17		635	455	(2,146)	—
Total sales	5,307	2,188		2,510	1,382	(2,146)	9,241
Depreciation and amortization(2)	103	36		52	25	—	216
Research, development and engineering expenses	221	5		106	37	—	369
Equity, royalty and interest income from investees	77	83		18	17	—	195
Interest income	6	1		2	2	—	11
Segment EBIT	580	202	(3)	352	86	(35)	1,185
____________________________________
(1) Includes inter-segment sales and profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses for the three and six months ended June 28, 2015 and June 29, 2014.
(2) Depreciation and amortization as shown on a segment basis excludes the amortization of debt discount and deferred costs included in the Condensed Consolidated Statements of Income as "Interest expense." The amortization of debt discount and deferred costs were $1 million and $1 million for the six months ended June 28, 2015 and June 29, 2014, respectively.
(3) Distribution segment EBIT included gains of $14 million and $20 million on the fair value adjustments resulting from the acquisition of the controlling interests in North American distributors for the three and six month periods ended June 29, 2014.

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Income is shown in the table below:

	Three months ended		Six months ended
In millions	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Total EBIT	$721	$657	$1,283	$1,185
Less: Interest expense	17	15	31	32
Income before income taxes	$704	$642	$1,252	$1,153

NOTE 13. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB amended its standards related to revenue recognition. This amendment replaces all existing revenue recognition guidance and provides a single, comprehensive revenue recognition model for all contracts with customers. The standard contains principles that we will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that we will recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that we expect to be entitled to in exchange for those goods or services. The standard allows either full or modified retrospective adoption. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendment also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. The new rules would have become effective for annual and interim periods beginning January 1, 2017. In July 2015, the FASB approved a one year delay of the effective date of the standard to January 1, 2018, to provide adequate time for implementation, although the final amendment has not yet been published. We are in the process of evaluating the impact the amendment will have on our Consolidated Financial Statements, and we are further considering the impact of each method of adoption.

NOTE 14. SUBSEQUENT EVENTS
Acquisition of Cummins Central Power, LLC
On June 29, 2015, we acquired the remaining 20.01 percent interest in Cummins Central Power LLC from the former distributor principal. The purchase consideration was $41 million, which included $7 million in cash and an additional $31 million paid to eliminate outstanding debt. The remaining $3 million will be paid in future periods.

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain parts of this quarterly report contain forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that are based on current expectations, estimates and projections about the industries in which we operate and management’s beliefs and assumptions. Forward-looking statements are generally accompanied by words such as "anticipates," "expects," "forecasts," "intends," "plans," "believes," "seeks," "estimates," "could," "should" or words of similar meaning. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which we refer to as "future factors," which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Some future factors that could cause our results to differ materially from the results discussed in such forward-looking statements are discussed below and shareholders, potential investors and other readers are urged to consider these future factors carefully in evaluating forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. Future factors that could affect the outcome of forward-looking statements include the following:

•	a sustained slowdown or significant downturn in our markets;

•	a slowdown in infrastructure development;

•	unpredictability in the adoption, implementation and enforcement of emission standards around the world;

•	the actions of, and income from, joint ventures and other investees that we do not directly control;

•	changes in the engine outsourcing practices of significant customers;

•	a downturn in the North American truck industry or financial distress of a major truck customer;

•	a major customer experiencing financial distress;

•	any significant problems in our new engine platforms;

•	supply shortages and supplier financial risk, particularly from any of our single-sourced suppliers;

•variability in material and commodity costs;

•	product recalls;

•	competitor pricing activity;

•	increasing competition, including increased global competition among our customers in emerging markets;

•	exposure to information technology security threats and sophisticated "cyber attacks;"

•	political, economic and other risks from operations in numerous countries;

•	changes in taxation;

•	global legal and ethical compliance costs and risks;

•	aligning our capacity and production with our demand;

•	product liability claims;

•	the development of new technologies;

•	obtaining additional customers for our new light-duty diesel engine platform and avoiding any related write-down in our investments in such platform;

•	increasingly stringent environmental laws and regulations;

•	foreign currency exchange rate changes;

•	the price and availability of energy;

•	the performance of our pension plan assets;

•	labor relations;

•	changes in actuarial and accounting standards;

•	our sales mix of products;

•	protection and validity of our patent and other intellectual property rights;

•	technological implementation and cost/financial risks in our increasing use of large, multi-year contracts;

•	the cyclical nature of some of our markets;

•	the outcome of pending and future litigation and governmental proceedings;

•	continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support our future business;

•	the consummation and integration of the planned acquisitions of our partially-owned United States and Canadian distributors; and

•	other risk factors described in our Form 10-K, Part I, Item 1A under the caption “Risk Factors.”

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
Worldwide revenues increased 4 percent in the three months ended June 28, 2015, as compared to the same period in 2014, primarily due to the consolidation of partially-owned North American distributors since December 31, 2013 and higher demand in North American on-highway markets, partially offset by unfavorable foreign currency fluctuations. Revenue in the U.S. and Canada improved by 12 percent primarily due to increased Distribution segment sales related to the consolidation of North American distributors and higher demand in the North American on-highway markets, partially offset by lower demand in the Power Generation segment. Continued international economic uncertainty in the second quarter of 2015 negatively impacted our international revenues (excluding the U.S. and Canada), which declined by 6 percent with sales down or relatively flat in many of our markets, especially in Brazil, Europe and Australia. The decline in international revenue was led by unfavorable foreign currency impacts of 4 percent (primarily in Europe, Brazil, Australia, the U.K. and Canada), lower demand in the Engine segment, especially the on-highway market in Brazil, and declines in international construction and commercial marine demand. These decreases were partially offset by increased international demand for power generation products.
Worldwide revenues increased 5 percent in the first six months of 2015 as compared to the same period in 2014, primarily due to the consolidation of partially-owned North American distributors since December 31, 2013 and higher demand in North American on-highway markets, partially offset by unfavorable foreign currency fluctuations. Revenue in the U.S. and Canada improved by 14 percent primarily due to increased Distribution segment sales related to the consolidation of North American distributors and higher demand in North American on-highway markets, partially offset by lower demand in the Power Generation segment and off-highway mining and construction markets. Continued international economic uncertainty in the first half of 2015 negatively impacted our international revenues, which declined by 6 percent with sales down or relatively flat in many of our markets, especially Europe, Brazil, Australia and Korea. The decline in international revenue was led by unfavorable foreign currency impacts of 3 percent (primarily in Europe, Brazil, Australia, Canada and the U.K.), lower demand in the Engine segment, especially the on-highway market in Brazil, and declines in international construction and commercial marine demand. These decreases were partially offset by increased international demand for power generation products.
The following tables contain sales and earnings before interest expense, income taxes and noncontrolling interests (EBIT) results by operating segment for the three and six month periods ended June 28, 2015 and June 29, 2014. Refer to the section titled “Operating Segment Results” for a more detailed discussion of net sales and EBIT by operating segment, including the reconciliation of segment EBIT to income before taxes.

	Three months ended
Operating Segments	June 28, 2015			June 29, 2014			Percent change
		Percent			Percent		2015 vs. 2014
In millions	Sales	of Total	EBIT	Sales	of Total	EBIT	Sales	EBIT
Engine	$2,797	55%	$341	$2,744	57%	$311	2%	10%
Distribution	1,495	30%	113	1,238	26%	126	21%	(10)%
Components	1,397	28%	223	1,280	26%	185	9%	21%
Power Generation	747	15%	57	743	15%	61	1%	(7)%
Intersegment eliminations	(1,421)	(28)%	—	(1,170)	(24)%	—	21%	—
Non-segment	—	—	(13)	—	—	(26)	—	(50)%
Total	$5,015	100%	$721	$4,835	100%	$657	4%	10%

Net income attributable to Cummins was $471 million, or $2.62 per diluted share, on sales of $5.0 billion for the three months ended June 28, 2015, versus the comparable prior year period with net income attributable to Cummins of $446 million, or $2.43 per diluted share, on sales of $4.8 billion. The increase in net income and earnings per share was driven by improved gross margin and lower research, development and engineering expenses, partially offset by higher selling, general and administrative expenses and lower equity, royalty and interest income from investees. The increase in gross margin was primarily due to improved Distribution segment sales related to the consolidation of partially-owned North American distributors since December 31, 2013, higher volumes and lower material and commodity costs, partially offset by unfavorable foreign currency fluctuations. Diluted earnings per share for the three months ended June 28, 2015, benefited $0.02 from lower shares outstanding due to 2015 purchases under the stock repurchase programs.

	Six months ended
Operating Segments	June 28, 2015			June 29, 2014			Percent change
		Percent			Percent		2015 vs. 2014
In millions	Sales	of Total	EBIT	Sales	of Total	EBIT	Sales	EBIT
Engine	$5,393	55%	$594	$5,307	57%	$580	2%	2%
Distribution	2,971	30%	201	2,188	24%	202	36%	—%
Components	2,696	28%	418	2,510	27%	352	7%	19%
Power Generation	1,427	15%	106	1,382	15%	86	3%	23%
Intersegment eliminations	(2,763)	(28)%	—	(2,146)	(23)%	—	29%	—
Non-segment	—	—	(36)	—	—	(35)	—	3%
Total	$9,724	100%	$1,283	$9,241	100%	$1,185	5%	8%
Net income attributable to Cummins was $858 million, or $4.76 per diluted share, on sales of $9.7 billion for the six months ended June 28, 2015, versus the comparable prior year period with net income attributable to Cummins of $784 million, or $4.26 per diluted share, on sales of $9.2 billion. The increase in net income and earnings per share was driven by improved gross margin and lower research, development and engineering expenses, partially offset by higher selling, general and administrative expenses, lower other income (expense) as a result of gains recognized in 2014 from the acquisition of the remaining interest in North American distributors and lower equity, royalty and interest income from investees. The increase in gross margin was primarily due to improved Distribution segment sales related to the consolidation of partially-owned North American distributors since December 31, 2013, higher volumes and lower material and commodity costs, partially offset by unfavorable foreign currency fluctuations. Diluted earnings per share for the six months ended June 28, 2015, benefited $0.04 from lower shares outstanding, primarily due to purchases under the stock repurchase programs.
We generated $569 million of operating cash flows for the six months ended June 28, 2015, compared to $701 million for the same period in 2014. Refer to the section titled “Cash Flows” in the “Liquidity and Capital Resources” section for a discussion of items impacting cash flows.
In September 2013, we announced our intention to acquire the equity that we do not already own in most of our partially-owned U.S. and Canadian distributors over a three to five year period. We plan to spend $150 million to $190 million on North American distributor acquisitions and the related debt retirements in the third quarter of 2015.
During the first six months of 2015, we repurchased $174 million of common stock under the 2012 Board of Directors Authorized Plan, completing this program in the second quarter of 2015. In July 2014, our Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon the completion of the 2012 Plan. We repurchased $340 million under the new authorization in the second quarter of 2015.
Our debt to capital ratio (total capital defined as debt plus equity) at June 28, 2015, was 17.0 percent, compared to 17.3 percent at December 31, 2014. At June 28, 2015, we had $1.8 billion in cash and marketable securities on hand and access to our credit facilities, if necessary, to meet currently anticipated investment and funding needs. As of the date of filing this Quarterly Report on Form 10-Q, our credit ratings were as follows:

Credit Rating Agency	Senior L-T Debt Rating	Outlook	Last Updated
Standard & Poor’s Rating Services	A+	Stable	August 2014
Fitch Ratings	A	Stable	October 2014
Moody’s Investors Service, Inc.	A2	Stable	December 2014
In July 2015, the Board of Directors authorized a dividend increase of 25 percent from $0.78 per share to $0.975 per share on a quarterly basis.
Our global pension plans, including our unfunded and non-qualified plans, were 108 percent funded at December 31, 2014. Our U.S. qualified plan, which represents approximately 56 percent of the worldwide pension obligation, was 119 percent funded and our U.K. plan was 113 percent funded. We expect to contribute $175 million to our global pension plans in 2015. We anticipate pension and other postretirement benefit costs in 2015 to increase by approximately $8 million pre-tax, or approximately $0.03 per diluted share, when compared to 2014 due to lower discount rates and unfavorable demographics mostly offset by favorable expected return on asset performance. Refer to Note 3, "PENSION AND OTHER POSTRETIREMENT BENEFITS" for additional information regarding our pension plans.
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

•	We plan to acquire two more unconsolidated North American distributors in the third quarter, which we expect to increase our Distribution segment sales.

•	We expect demand in India to improve in some end markets as the economy improves throughout the year.
Our outlook reflects the following challenges to our business that may reduce our earnings potential for the remainder of 2015:

•	Power generation markets are expected to remain weak.

•	Weak economic conditions in Brazil will continue to negatively impact demand across our businesses.

•	We anticipate end markets in China to remain weak.

•	Demand in certain European markets could remain weak due to continued political and economic uncertainty.

•	Foreign currency volatility could continue to put pressure on sales and earnings.

•	We expect market demand to remain weak in the oil and gas markets as the result of low crude oil prices.

•	Domestic and international mining markets could continue to deteriorate if commodity prices continue to weaken.
Long-Term
We believe that, over the longer term, there will be economic improvements in most of our current markets and that our opportunities for long-term profitable growth will continue as the result of the following four macroeconomic trends that should benefit our businesses:

•	tightening emissions controls across the world;

•	infrastructure needs in emerging markets;

•	energy availability and cost issues; and

•	globalization of industries like ours.

RESULTS OF OPERATIONS

	Three months ended		Favorable/		Six months ended		Favorable/
	June 28, 2015	June 29, 2014	(Unfavorable)		June 28, 2015	June 29, 2014	(Unfavorable)
In millions (except per share amounts)			Amount	Percent			Amount	Percent
NET SALES	$5,015	$4,835	$180	4%	$9,724	$9,241	$483	5%
Cost of sales	3,683	3,630	(53)	(1)%	7,197	6,937	(260)	(4)%
GROSS MARGIN	1,332	1,205	127	11%	2,527	2,304	223	10%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	537	513	(24)	(5)%	1,054	998	(56)	(6)%
Research, development and engineering expenses	166	179	13	7%	361	369	8	2%
Equity, royalty and interest income from investees	94	105	(11)	(10)%	162	195	(33)	(17)%
Other operating (expense) income, net	—	(6)	6	(100)%	(3)	(7)	4	(57)%
OPERATING INCOME	723	612	111	18%	1,271	1,125	146	13%
Interest income	6	6	—	—%	11	11	—	—%
Interest expense	17	15	(2)	(13)%	31	32	1	3%
Other income (expense), net	(8)	39	(47)	NM	1	49	(48)	(98)%
INCOME BEFORE INCOME TAXES	704	642	62	10%	1,252	1,153	99	9%
Income tax expense	208	170	(38)	(22)%	352	323	(29)	(9)%
CONSOLIDATED NET INCOME	496	472	24	5%	900	830	70	8%
Less: Net income attributable to noncontrolling interests	25	26	1	4%	42	46	4	9%
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$471	$446	$25	6%	$858	$784	$74	9%
Diluted earnings per common share attributable to Cummins Inc.	$2.62	$2.43	$0.19	8%	$4.76	$4.26	$0.50	12%
"NM" - not meaningful information

	Three months ended		Favorable/ (Unfavorable)	Six months ended		Favorable/ (Unfavorable)
	June 28, 2015	June 29, 2014		June 28, 2015	June 29, 2014
Percent of sales			Percentage Points			Percentage Points
Gross margin	26.6%	24.9%	1.7	26.0%	24.9%	1.1
Selling, general and administrative expenses	10.7%	10.6%	(0.1)	10.8%	10.8%	—
Research, development and engineering expenses	3.3%	3.7%	0.4	3.7%	4.0%	0.3

Net Sales
Net sales for the three months ended June 28, 2015, increased versus the comparable period in 2014 primarily due to increased sales in the Distribution segment of 21 percent, principally related to the acquisitions of North American distributors since December 31, 2013, and strength in North American on-highway markets improving sales in both the Engine and Components segments. These increases were partially offset by unfavorable foreign currency fluctuations which impacted sales by approximately 4 percent (primarily in Europe, Brazil, Australia, Canada and the U.K.).
Net sales for the six months ended June 28, 2015, increased versus the comparable period in 2014 primarily due to increased sales in the Distribution segment of 36 percent, principally related to the acquisitions of North American distributors since December 31, 2013, and strength in North American on-highway markets improving sales in both the Engine and Components segments. Theses increase were partially offset by unfavorable foreign currency fluctuations which impacted sales by approximately 3 percent (primarily in Europe, Brazil, Australia, Canada and the U.K.).
Sales to international markets, based on location of customers, for the three and six months ended June 28, 2015, were 40 percent and 39 percent, respectively, of total net sales compared to 44 percent of total net sales, for both of the comparable periods in 2014.
A more detailed discussion of sales by segment is presented in the “OPERATING SEGMENT RESULTS” section.
Gross Margin
Gross margin increased for the three months ended June 28, 2015, versus the comparable period in 2014, and increased as a percentage of sales by 1.7 percentage points. The increase in gross margin was primarily due to improved Distribution segment sales related to the consolidation of partially-owned North American distributors since December 31, 2013, higher volumes and lower material and commodity costs, partially offset by unfavorable foreign currency fluctuations (primarily in Australia, Brazil and Canada).
Gross margin increased for the six months ended June 28, 2015, versus the comparable period in 2014, and increased as a percentage of sales by 1.1 percentage points. The increase in gross margin was primarily due to improved Distribution segment sales related to the consolidation of partially-owned North American distributors since December 31, 2013, higher volumes and lower material and commodity costs, partially offset by unfavorable foreign currency fluctuations (primarily in Australia, Canada and Brazil).
The provision for base warranties issued as a percent of sales for the three and six months ended June 28, 2015, was 2.1 percent in both periods, compared to 2.3 percent and 2.1 percent, respectively, for the comparable periods in 2014. A more detailed discussion of margin by segment is presented in the “OPERATING SEGMENT RESULTS” section.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 28, 2015, increased versus the comparable period in 2014, primarily due to higher compensation and related expenses of $22 million, partially offset by lower consulting expenses of $7 million. Overall, selling, general and administrative expenses, as a percentage of sales, increased to 10.7 percent in the three months ended June 28, 2015, from 10.6 percent in the comparable period in 2014.
Selling, general and administrative expenses for the six months ended June 28, 2015, increased versus the comparable period in 2014, primarily due to higher compensation and related expenses of $57 million, partially offset by lower consulting expenses of $18 million. Overall, selling, general and administrative expenses, as a percentage of sales, was 10.8 percent in the first six months of both 2015 and 2014. Compensation and related expenses include salaries, fringe benefits and variable compensation.
Research, Development and Engineering Expenses
Research, development and engineering expenses for the three months ended June 28, 2015, decreased versus the comparable period in 2014, primarily due to higher expense recovery of $9 million and lower variable compensation expenses of $3 million. Overall, research, development and engineering expenses, as a percentage of sales, decreased to 3.3 percent in the three months ended June 28, 2015, from 3.7 percent in the comparable period in 2014.
Research, development and engineering expenses for the six months ended June 28, 2015, decreased versus the comparable period in 2014, primarily due to higher expense recovery of $11 million and lower variable compensation expenses of $5 million. Overall, research, development and engineering expenses, as a percentage of sales, decreased to 3.7 percent in the first six months of 2015, from 4.0 percent in the comparable period in 2014. Research activities continue to focus on development of new products to meet future emission standards around the world and improvements in fuel economy performance.
Equity, Royalty and Interest Income From Investees
Equity, royalty and interest income from investees decreased for the three and six months ended June 28, 2015, versus the comparable period in 2014, primarily due to the consolidation of the partially-owned North American distributors ($22 million and $44 million, respectively) since December 31, 2013 and lower earnings at Dongfeng Cummins Engine Company, Ltd. ($7 million each period). These decreases were partially offset by higher equity earnings at Beijing Foton Cummins Engine Co., Ltd. ($21 million and $28 million, respectively) as the joint venture continues to increase market share with the new heavy-duty engine platform introduced in 2014. As we continue executing our plan to acquire partially-owned distributors, we expect equity earnings for our North American distributors to continue to decrease as the earnings will be included in our consolidated results.

Other Operating (Expense) Income, net
Other operating income (expense) was as follows:

	Three months ended		Six months ended
In millions	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Amortization of intangible assets	$(5)	$(4)	$(11)	$(7)
Royalty income, net	5	6	10	8
Other, net	—	(8)	(2)	(8)
Total other operating income (expense), net	$—	$(6)	$(3)	$(7)

Interest Income
Interest income for the three and six months ended June 28, 2015, remained flat versus the comparable period in 2014.
Interest Expense
Interest expense for the three months ended June 28, 2015, increased versus the comparable period in 2014, primarily due to higher short term borrowings. Interest expense for the six months ended June 28, 2015, remained relatively flat versus the comparable period in 2014.
Other Income (Expense), net
Other income (expense) was as follows:

	Three months ended		Six months ended
In millions	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Change in cash surrender value of corporate owned life insurance	$(8)	$11	$2	$18
Foreign currency (losses) gains, net	(3)	2	(5)	(3)
Bank charges	(2)	(3)	(4)	(5)
Gain on fair value adjustment for consolidated investees	—	14	—	20
Gain on marketable securities, net	—	12	1	13
Dividend income	1	—	2	1
Other, net	4	3	5	5
Total other income (expense), net	$(8)	$39	$1	$49
Income Tax Expense

Our effective tax rate for the year is expected to approximate 29.5 percent, excluding any one-time items that may arise. The expected tax rate does not include the benefits of the research tax credit, which expired December 31, 2014 and has not yet been renewed by Congress. If the research credit is reinstated during 2015, we anticipate the 2015 effective tax rate will be reduced to 28.5 percent. Our tax rate is generally less than the 35 percent U.S. statutory income tax rate primarily due to lower tax rates on foreign income.

The effective tax rate for the three and six month periods ended June 28, 2015, was 29.5 percent and 28.1 percent, respectively. The six month tax rate included an $18 million discrete tax benefit to reflect the release of reserves for uncertain tax positions related to a favorable federal audit settlement.
Our effective tax rate for the three and six month periods ended June 29, 2014, was 26.5 percent and 28 percent, respectively. The tax rate for the three months ended June 29, 2014, included a $2 million discrete tax benefit for the release of reserves for uncertain tax positions related to multiple state audit settlements. Additionally, the tax rate for the six month period included a $12 million discrete tax expense attributable primarily to state deferred tax adjustments, as well as a $6 million discrete net tax benefit resulting from a $70 million dividend paid from China earnings generated prior to 2012.
The increase in the effective tax rate for the three months ended June 28, 2015, versus the comparable period in 2014 was primarily due to unfavorable changes in the jurisdictional mix of pre-tax income.
Noncontrolling Interests
Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities. Noncontrolling interests in income of consolidated subsidiaries for the three months ended June 28, 2015, decreased primarily due to lower earnings at Wuxi Cummins Turbo Technologies Co. Ltd.
Noncontrolling interests in income of consolidated subsidiaries for the six months ended June 28, 2015, decreased primarily due to lower earnings at Wuxi Cummins Turbo Technologies Co. Ltd. and a decline from the acquisition of the remaining interest in previously consolidated North American distributors since December 31, 2013, partially offset by higher earnings at Cummins India Ltd.

Net Income Attributable to Cummins Inc. and Diluted Earnings Per Share Attributable to Cummins Inc.
Net income and diluted earnings per share attributable to Cummins Inc. for the three months ended June 28, 2015, increased versus the comparable period in 2014, primarily due to higher gross margin and lower research, development and engineering expenses, partially offset by lower other income (expense) as a result from gains recognized in 2014 from the acquisition of the remaining interest in North American distributors, higher selling, general and administrative expenses, lower equity, royalty and interest income from investees and a higher effective tax rate. Diluted earnings per share for the three months ended June 28, 2015, benefited $0.02 from lower shares outstanding due to 2015 purchases under the stock repurchase programs.
Net income and diluted earnings per share attributable to Cummins for the six months ended June 28, 2015, increased versus the comparable period in 2014, primarily due to higher gross margin and lower research, development and engineering expenses, partially offset by higher selling, general and administrative expenses, lower other income (expense) as a result from gains recognized in 2014 from the acquisition of the remaining interest in North American distributors and lower equity, royalty and interest income from investees. Diluted earnings per share for the six months ended June 28, 2015, benefited $0.04 from lower shares outstanding, primarily due to purchases under the stock repurchase programs.

OPERATING SEGMENT RESULTS

Our reportable operating segments consist of the following: Engine, Distribution, Components and Power Generation. This reporting structure is organized according to the products and markets each segment serves. We use segment EBIT as the primary basis for the chief operating decision-maker to evaluate the performance of each operating segment.

Following is a discussion of results for each of our operating segments.

Engine Segment Results

Financial data for the Engine segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 28,	June 29,	(Unfavorable)		June 28,	June 29,	(Unfavorable)
In millions	2015	2014	Amount	Percent	2015	2014	Amount	Percent
External sales (1)	$2,058	$2,178	$(120)	(6)%	$3,947	$4,268	$(321)	(8)%
Intersegment sales (1)	739	566	173	31%	1,446	1,039	407	39%
Total sales	2,797	2,744	53	2%	5,393	5,307	86	2%
Depreciation and amortization	60	52	(8)	(15)%	118	103	(15)	(15)%
Research, development and engineering expenses	91	105	14	13%	205	221	16	7%
Equity, royalty and interest income from investees	57	45	12	27%	87	77	10	13%
Interest income	3	4	(1)	(25)%	5	6	(1)	(17)%
Segment EBIT	341	311	30	10%	594	580	14	2%

			Percentage Points				Percentage Points
Segment EBIT as a percentage of total sales	12.2%	11.3%		0.9	11.0%	10.9%		0.1
____________________________________
(1) Due to the acquisitions of North American distributors, sales previously recognized as external sales are now included in intersegment sales.
In the first quarter of 2015, our Engine segment reorganized its reporting structure to include the following markets:

•	Heavy-duty truck - We manufacture diesel engines that range from 310 to 600 horsepower serving global heavy-duty truck customers worldwide and fire trucks, primarily in North America.

•
Medium-duty truck and bus - We manufacture medium-duty diesel engines ranging from 200 to 450 horsepower serving medium-duty truck and bus customers worldwide, with key markets including North America, Latin America, Europe and Mexico. We also provide diesel or natural gas engines for school buses, transit buses and shuttle buses worldwide, with key markets including North America, Europe, Latin America and Asia. We also provide diesel engines for Class A motor homes (RVs), primarily in North America.

•
Light-duty automotive (Pickup and Light Commercial Vehicle (LCV)) - We manufacture 320 to 385 horsepower diesel engines for Chrysler's heavy-duty chassis cab and pickup trucks. We also manufacture 105 to 300 horsepower diesel engines for LCV's worldwide, with key markets in Europe, Latin America and Asia.

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

Engine segment net sales by market (including 2014 reorganized balances) were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 28,	June 29,	(Unfavorable)		June 28,	June 29,	(Unfavorable)
In millions	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Heavy-duty truck	$875	$769	$106	14%	$1,632	$1,487	$145	10%
Medium-duty truck and bus	674	605	69	11%	1,282	1,180	102	9%
Light-duty automotive	354	392	(38)	(10)%	735	783	(48)	(6)%
Total on-highway	1,903	1,766	137	8%	3,649	3,450	199	6%
Industrial	624	739	(115)	(16)%	1,240	1,408	(168)	(12)%
Stationary power	270	239	31	13%	504	449	55	12%
Total sales	$2,797	$2,744	$53	2%	$5,393	$5,307	$86	2%
Unit shipments by engine classification (including unit shipments to Power Generation) were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 28,	June 29,	(Unfavorable)		June 28,	June 29,	(Unfavorable)
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Mid-range	120,000	118,700	1,300	1%	232,400	237,600	(5,200)	(2)%
Heavy-duty	32,800	30,300	2,500	8%	61,500	59,100	2,400	4%
High-horsepower	3,700	3,900	(200)	(5)%	7,200	7,300	(100)	(1)%
Total unit shipments	156,500	152,900	3,600	2%	301,100	304,000	(2,900)	(1)%

Sales
Engine segment sales for the three months ended June 28, 2015, increased versus the comparable period in 2014. The following were the primary drivers by market:

•	Heavy-duty truck engine sales increased due to improved demand in the North American heavy-duty truck market with increased engine shipments of 17 percent, partially offset by weaker demand in China.

•
Medium-duty truck and bus sales increased due to higher demand in the North American medium-duty truck market with increased engine shipments of 18 percent, primarily due to market share gains and higher global bus demand with improved engine shipments of 24 percent. These increases were partially offset by weaker medium-duty truck demand in Brazil.

The increases above were partially offset by the following:

•
Industrial engine sales decreased primarily due to lower international demand in construction markets with decreased engine shipments of 25 percent, primarily in Europe, as well as reduced demand in international commercial marine markets with decreased engine shipments of 11 percent and reduced demand in international mining markets with decreased engine shipments of 9 percent.

•	Foreign currency fluctuations unfavorably impacted sales results (primarily in Brazil and Europe).
Total on-highway-related sales for the three months ended June 28, 2015, were 68 percent of total engine segment sales, compared to 64 percent for the comparable period in 2014.
Engine segment sales for the six months ended June 28, 2015, increased versus the comparable period in 2014. The following were the primary drivers by market:

•
Heavy-duty truck engine sales increased due to improved demand in the North American heavy-duty truck market with increased engine shipments of 13 percent, partially offset by weaker demand in China and Korea.

•
Medium-duty truck and bus sales increased due to higher demand in the North American medium-duty truck market with increased engine shipments of 16 percent, primarily due to market share gains and higher global bus demand with improved engine shipments of 16 percent. These increases were partially offset by weaker medium-duty truck demand in Brazil.

The increases above were partially offset by the following:

•
Industrial engine sales decreased due to lower international demand in construction markets with decreased engine shipments of 28 percent, primarily in Europe, China and Korea, as well as reduced demand in international commercial marine markets with decreased engine shipments of 10 percent.

•	Foreign currency fluctuations unfavorably impacted sales results (primarily in Brazil and Europe).
Total on-highway-related sales for the six months ended June 28, 2015, were 68 percent of total engine segment sales, compared to 65 percent for the comparable period in 2014.
Segment EBIT
Engine segment EBIT for the three months ended June 28, 2015, increased versus the comparable period in 2014 primarily due to favorable foreign currency fluctuations (primarily in the U.K. and Europe), lower research, development and engineering expenses, higher equity, royalty and interest income from investees and higher gross margin, partially offset by higher selling, general and administrative expenses.
Engine segment EBIT for the six months ended June 28, 2015, increased versus the comparable period in 2014 primarily due to favorable foreign currency fluctuations (primarily in Europe and the U.K.), lower research, development and engineering expenses and higher equity, royalty and interest income from investees, partially offset by higher selling, general and administrative expenses. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Six months ended
	June 28, 2015 vs. June 29, 2014			June 28, 2015 vs. June 29, 2014
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of total sales	Amount	Percent	Percentage point change as a percent of total sales
Gross margin	$7	1%	(0.1)	$—	—%	(0.3)
Selling, general and administrative expenses	(2)	(1)%	0.1	(5)	(1)%	—
Research, development and engineering expenses	14	13%	0.5	16	7%	0.4
Equity, royalty and interest income from investees	12	27%	0.4	10	13%	0.1

The increase in gross margin for the three months ended June 28, 2015, versus the comparable period in 2014, was primarily due to lower commodity costs, higher volumes and favorable foreign currency fluctuations, partially offset by increased manufacturing costs in preparation for our light-duty diesel production starting in the second half of 2015 and unfavorable mix. The increase in selling, general and administrative expenses was primarily due to higher compensation expenses, partially offset by lower consulting expenses. The decrease in research, development and engineering expenses was primarily due to higher expense recovery, lower consulting expenses and lower variable compensation accruals. The increase in equity, royalty and interest income from investees was primarily due to increased earnings at Beijing Foton Cummins Engine Co., Ltd., partially offset by decreased earnings at Dongfeng Cummins Engine Co., Ltd.
Gross margin remained flat for the six months ended June 28, 2015, versus the comparable period in 2014. Higher warranty costs and increased manufacturing costs in preparation for our light-duty diesel production starting in the second half of 2015 were offset by higher volumes, lower material and commodity costs and favorable foreign currency fluctuations. The increase in selling, general and administrative expenses was primarily due to higher compensation expenses, partially offset by lower consulting expenses. The decrease in research, development and engineering expenses was primarily due to higher expense recovery, lower consulting expenses and lower variable compensation expenses. The increase in equity, royalty and interest income from investees was primarily due to increased earnings at Beijing Foton Cummins Engine Co., Ltd., partially offset by a charge of approximately $12 million recorded by an equity investee in the first quarter of 2015. The charge wrote down the investee's underlying assets to estimated fair value as the result of an impairment review triggered by the start-up investee's volumes not growing as anticipated from the inception of the venture.

Distribution Segment Results

Financial data for the Distribution segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 28,	June 29,	(Unfavorable)		June 28,	June 29,	(Unfavorable)
In millions	2015	2014	Amount	Percent	2015	2014	Amount	Percent
External sales	$1,487	$1,229	$258	21%	$2,956	$2,171	$785	36%
Intersegment sales	8	9	(1)	(11)%	15	17	(2)	(12)%
Total sales	1,495	1,238	257	21%	2,971	2,188	783	36%
Depreciation and amortization	25	20	(5)	(25)%	52	36	(16)	(44)%
Research, development and engineering expenses	3	3	—	—%	6	5	(1)	(20)%
Equity, royalty and interest income from investees	21	42	(21)	(50)%	41	83	(42)	(51)%
Interest income	1	—	1	NM	2	1	1	100%
Segment EBIT (1)	113	126	(13)	(10)%	201	202	(1)	—%

			Percentage Points				Percentage Points
Segment EBIT as a percentage of total sales (2)	7.6%	10.2%		(2.6)	6.8%	9.2%		(2.4)
"NM" - not meaningful information
____________________________________
(1) Segment EBIT for the three and six months ended June 29, 2014, included $14 million and $20 million gains on the fair value adjustments resulting from the acquisitions of the remaining interests in North American distributors, respectively.
(2) Prior North American distributor acquisitions increased Distribution segment EBIT, however it is dilutive to segment EBIT as a percentage of sales.

Sales for our Distribution segment by region were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 28,	June 29,	(Unfavorable)		June 28,	June 29,	(Unfavorable)
In millions	2015	2014	Amount	Percent	2015	2014	Amount	Percent
North & Central America	$930	$641	$289	45%	$1,909	$1,085	$824	76%
Europe, CIS and China	197	220	(23)	(10)%	353	414	(61)	(15)%
Asia Pacific	187	201	(14)	(7)%	364	363	1	—%
Africa	55	46	9	20%	105	87	18	21%
Middle East	53	50	3	6%	97	91	6	7%
India	42	40	2	5%	79	74	5	7%
South America	31	40	(9)	(23)%	64	74	(10)	(14)%
Total sales	$1,495	$1,238	$257	21%	$2,971	$2,188	$783	36%
Sales for our Distribution segment by product were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 28,	June 29,	(Unfavorable)		June 28,	June 29,	(Unfavorable)
In millions	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Parts and filtration	$598	$461	$137	30%	$1,171	$843	$328	39%
Engines	318	249	69	28%	639	423	216	51%
Power generation	272	278	(6)	(2)%	570	471	99	21%
Service	307	250	57	23%	591	451	140	31%
Total sales	$1,495	$1,238	$257	21%	$2,971	$2,188	$783	36%

Sales
Distribution segment sales for the three months ended June 28, 2015, increased versus the comparable period in 2014, primarily due to $315 million of segment sales related to the consolidation of partially-owned North American distributors since December 31, 2013, $11 million of segment sales related to the acquisition of international distributors and $36 million of organic sales growth primarily in Africa and Eastern Europe, partially offset by unfavorable foreign currency fluctuations (primarily in Australia, Canada and Europe) and decreased sales in Asia Pacific, China, Western Europe and Russia.

Distribution segment sales for the six months ended June 28, 2015, increased versus the comparable period in 2014, primarily due to $853 million of segment sales related to the consolidation of partially-owned North American distributors since December 31, 2013, $21 million of segment sales related to the acquisition of international distributors and $86 million of organic sales growth primarily in Africa and Asia Pacific, partially offset by unfavorable foreign currency fluctuations (primarily in Australia, Canada and Europe) and decreased sales in China, Europe, Russia and South America.

Segment EBIT
Distribution segment EBIT for the three months ended June 28, 2015, decreased versus the comparable period in 2014, primarily due to higher selling, general and administrative expenses mostly related to the consolidation of partially-owned North American distributors, unfavorable foreign currency fluctuations (primarily in Australia and Canada) and lower equity, royalty and interest income from investees, partially offset by the acquisitions of North American distributors. We expect a reduction in equity, royalty and interest income from investees to continue as a result of these acquisitions. EBIT as a percentage of sales for the three months ended June 28, 2015, was 7.6 percent compared to 10.2 percent for the comparable period in 2014. The decrease was due to the dilutive effect of the 2014 acquisitions and unfavorable foreign currency fluctuations.

Distribution segment EBIT for the six months ended June 28, 2015, decreased versus the comparable period in 2014, primarily due to unfavorable foreign currency fluctuations (primarily in Australia and Canada), higher selling, general and administrative expenses mostly related to the consolidation of partially-owned North American distributors, lower equity, royalty and interest income from investees and increased amortization of intangible assets related to the acquisitions of North American distributors. The decreases were partially offset by the acquisitions of North American distributors. We expect a reduction in equity, royalty and interest income from investees to continue as a result of these acquisitions. EBIT as a percentage of sales for the six months ended June 28, 2015, was 6.8 percent compared to 9.2 percent for the comparable period in 2014. The decrease was due to the dilutive effect of the 2014 acquisitions and unfavorable foreign currency flucutations. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Six months ended
	June 28, 2015 vs. June 29, 2014			June 28, 2015 vs. June 29, 2014
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of total sales	Amount	Percent	Percentage point change as a percent of total sales
Gross margin	$47	22%	0.2	$114	30%	(0.7)
Selling, general and administrative expenses	(24)	(17)%	0.4	(52)	(19)%	1.6
Equity, royalty and interest income from investees	(21)	(50)%	(2.0)	(42)	(51)%	(2.4)

Components Segment Results
Financial data for the Components segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 28,	June 29,	(Unfavorable)		June 28,	June 29,	(Unfavorable)
In millions	2015	2014	Amount	Percent	2015	2014	Amount	Percent
External sales (1)	$1,017	$953	$64	7%	$1,948	$1,875	$73	4%
Intersegment sales (1)	380	327	53	16%	748	635	113	18%
Total sales	1,397	1,280	117	9%	2,696	2,510	186	7%
Depreciation and amortization	28	26	(2)	(8)%	54	52	(2)	(4)%
Research, development and engineering expenses	57	53	(4)	(8)%	118	106	(12)	(11)%
Equity, royalty and interest income from investees	8	9	(1)	(11)%	17	18	(1)	(6)%
Interest income	1	1	—	—%	2	2	—	—%
Segment EBIT	223	185	38	21%	418	352	66	19%

			Percentage Points				Percentage Points
Segment EBIT as a percentage of total sales	16.0%	14.5%		1.5	15.5%	14.0%		1.5
____________________________________
(1) Due to the acquisitions of North American distributors, sales previously recognized as external sales are now included in intersegment sales.
Sales for our Components segment by business were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 28,	June 29,	(Unfavorable)		June 28,	June 29,	(Unfavorable)
In millions	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Emission solutions	$679	$582	$97	17%	$1,292	$1,125	$167	15%
Turbo technologies	307	307	—	—%	608	620	(12)	(2)%
Filtration	266	275	(9)	(3)%	521	540	(19)	(4)%
Fuel systems	145	116	29	25%	275	225	50	22%
Total sales	$1,397	$1,280	$117	9%	$2,696	$2,510	$186	7%
Sales
Components segment sales for the three months ended June 28, 2015, increased versus the comparable period in 2014. The following were the primary drivers by business:

•
Emission solutions sales increased primarily due to improved demand in the North American on-highway markets, partially offset by unfavorable foreign currency fluctuations (primarily in Europe and Brazil).

•	Fuel systems sales increased primarily due to the new Beijing Foton ISG engine that entered production in the second quarter of 2014 in China and improved demand in North American on-highway markets.
Components segment sales for the six months ended June 28, 2015, increased versus the comparable period in 2014. The following were the primary drivers by business:

•
Emission solutions sales increased primarily due to improved demand in the North American on-highway markets, partially offset by unfavorable foreign currency fluctuations (primarily in Europe and Brazil) and lower demand in Brazil.

•
Fuel systems sales increased due to the new Beijing Foton ISG engine that entered production in the second quarter of 2014 in China, improved demand in North American on-highway markets and increased aftermarket demand.

Segment EBIT
Components segment EBIT for the three and six months ended June 28, 2015, increased versus the comparable periods in 2014, primarily due to higher gross margin, partially offset by unfavorable foreign currency fluctuations (primarily in Europe and Brazil) and higher research, development and engineering expenses. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Six months ended
	June 28, 2015 vs. June 29, 2014			June 28, 2015 vs. June 29, 2014
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of total sales	Amount	Percent	Percentage point change as a percent of total sales
Gross margin	$48	16%	1.5	$84	14%	1.5
Selling, general and administrative expenses	(2)	(3)%	0.4	(4)	(3)%	0.3
Research, development and engineering expenses	(4)	(8)%	—	(12)	(11)%	(0.2)
Equity, royalty and interest income from investees	(1)	(11)%	(0.1)	(1)	(6)%	(0.1)

The increase in gross margin for the three and six months ended June 28, 2015, versus the comparable periods in 2014, was primarily due to higher volumes, mainly in the emission solutions business, and lower material costs, partially offset by unfavorable foreign currency fluctuations (primarily in Europe and Brazil). The increase in selling, general and administrative expenses was primarily due to higher compensation expenses, partially offset by lower consulting expenses. The increase in research, development and engineering expenses was primarily due to higher consulting and compensation expenses and lower expense recovery.

Power Generation Segment Results
Financial data for the Power Generation segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 28,	June 29,	(Unfavorable)		June 28,	June 29,	(Unfavorable)
In millions	2015	2014	Amount	Percent	2015	2014	Amount	Percent
External sales (1)	$453	$475	$(22)	(5)%	$873	$927	$(54)	(6)%
Intersegment sales (1)	294	268	26	10%	554	455	99	22%
Total sales	747	743	4	1%	1,427	1,382	45	3%
Depreciation and amortization	13	13	—	—%	29	25	(4)	(16)%
Research, development and engineering expenses	15	18	3	17%	32	37	5	14%
Equity, royalty and interest income from investees	8	9	(1)	(11)%	17	17	—	—%
Interest income	1	1	—	—%	2	2	—	—%
Segment EBIT	57	61	(4)	(7)%	106	86	20	23%

			Percentage Points				Percentage Points
Segment EBIT as a percentage of total sales	7.6%	8.2%		(0.6)	7.4%	6.2%		1.2
____________________________________
(1) Due to the acquisitions of North American distributors, sales previously recognized as external sales are now included in intersegment sales.
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

•
Power solutions - We provide natural gas fuel-based turnkey solutions for distributed generation and energy management applications using natural or biogas as a fuel. The business also serves a global rental account for diesel and gas generator sets.

Sales for our Power Generation segment by business (including 2014 reorganized balances) were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 28,	June 29,	(Unfavorable)		June 28,	June 29,	(Unfavorable)
In millions	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Power systems	611	586	25	4%	1,154	1,096	58	5%
Alternators	92	126	(34)	(27)%	190	231	(41)	(18)%
Power solutions	44	31	13	42%	83	55	28	51%
Total sales	$747	$743	$4	1%	$1,427	$1,382	$45	3%
Sales
Power Generation segment sales for the three months ended June 28, 2015, increased versus the comparable period in 2014. The following were the primary drivers by business:

•	Power systems sales increased primarily due to higher demand in the Middle East, Africa and Asia, partially offset by lower demand in North America.

•	Power solutions sales increased primarily due to higher demand in the U.K., partially offset by lower demand in North America, Russia, China and Africa.
The increases above were partially offset by the following:

•	Alternator sales decreased primarily due to lower demand in Western Europe and China.

•	Foreign currency fluctuations unfavorably impacted sales results (primarily in Europe and Brazil).

Power Generation segment sales for the six months ended June 28, 2015, increased versus the comparable period in 2014. The following were the primary drivers by business:

•	Power systems sales increased primarily due to higher demand in China, the Middle East and Asia, partially offset by lower demand in North America and Russia.

•	Power solutions sales increased primarily due to higher demand in the U.K., partially offset by lower demand in North America, Russia and Latin America.
The increases above were partially offset by the following:

•	Alternator sales decreased primarily due to lower demand in Western Europe and China.

•	Foreign currency fluctuations unfavorably impacted sales results (primarily in Europe and Brazil).
Segment EBIT
Power Generation segment EBIT for the three months ended June 28, 2015, decreased versus the comparable period in 2014, primarily due to lower gross margin and unfavorable foreign currency fluctuations (primarily in Europe), partially offset by lower selling, general and administrative expenses and lower research, development and engineering expenses.
Power Generation segment EBIT for the six months ended June 28, 2015, increased versus the comparable period in 2014, due to higher gross margin, lower selling, general and administrative expenses and lower research, development and engineering expenses. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Six months ended
	June 28, 2015 vs. June 29, 2014			June 28, 2015 vs. June 29, 2014
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of total sales	Amount	Percent	Percentage point change as a percent of total sales
Gross margin	$(8)	(6)%	(1.1)	$9	4%	—
Selling, general and administrative expenses	4	5%	0.6	5	3%	0.7
Research, development and engineering expenses	3	17%	0.4	5	14%	0.5
Equity, royalty and interest income from investees	(1)	(11)%	(0.1)	—	—%	—

The decrease in gross margin for the three months ended June 28, 2015, versus the comparable period in 2014, was primarily due to unfavorable foreign currency fluctuations and lower pricing, partially offset by higher volumes. The decrease in selling, general and administrative expenses was primarily due to lower consulting expenses and lower compensation expenses as the result of operating actions taken in December of 2014. The decrease in research, development and engineering expenses was primarily due to lower compensation expenses as the result of operating actions taken in December of 2014.

The increase in gross margin for the six months ended June 28, 2015, versus the comparable period in 2014, was primarily due to higher volumes and as the result of operating actions taken in December of 2014. The decrease in selling, general and administrative expenses was primarily due to lower consulting expenses and lower compensation expenses as the result of operating actions taken in December of 2014, partially offset by lower expense recovery. The decrease in research, development and engineering expenses was primarily due to lower compensation expenses as the result of operating actions taken in December of 2014.

Reconciliation of Segment EBIT to Income Before Income Taxes

The table below reconciles the segment information to the corresponding amounts in the Condensed Consolidated Statements of Income:

	Three months ended		Six months ended
In millions	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Total segment EBIT	$734	$683	$1,319	$1,220
Non-segment EBIT (1)	(13)	(26)	(36)	(35)
Total EBIT	721	657	1,283	1,185
Less: Interest expense	17	15	31	32
Income before income taxes	$704	$642	$1,252	$1,153
____________________________________
(1) Includes intersegment sales and profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses for the three and six months ended June 28, 2015 and June 29, 2014.

LIQUIDITY AND CAPITAL RESOURCES
Key Working Capital and Balance Sheet Data
We fund our working capital with cash from operations and short-term borrowings when necessary. Various assets and liabilities, including short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. As a result, working capital is a prime focus of management attention. Working capital and balance sheet measures are provided in the following table:

In millions	June 28, 2015	December 31, 2014
Working capital (1)	$4,950	$5,034
Current ratio	2.22	2.25
Accounts and notes receivable, net	$3,422	$2,946
Days’ sales in receivables	60	53
Inventories	$2,986	$2,866
Inventory turnover	4.8	5.3
Accounts payable (principally trade)	$1,974	$1,881
Days' payable outstanding	50	44
Total debt	$1,677	$1,698
Total debt as a percent of total capital (2)	17.0%	17.3%
____________________________________
(1) Working capital includes cash and cash equivalents.
(2) Total capital is defined as total debt plus equity.
Cash Flows
Cash and cash equivalents decreased $541 million during the six months ended June 28, 2015, compared to a $480 million decrease in cash and cash equivalents during the comparable period in 2014. Cash and cash equivalents were impacted as follows:

	Six months ended
In millions	June 28, 2015	June 29, 2014	Change
Net cash provided by operating activities	$569	$701	$(132)
Net cash used in investing activities	(300)	(463)	163
Net cash used in financing activities	(829)	(756)	(73)
Effect of exchange rate changes on cash and cash equivalents	19	38	(19)
Net decrease in cash and cash equivalents	$(541)	$(480)	$(61)

Net cash provided by operating activities decreased for the six months ended June 28, 2015, versus the comparable period in 2014, primarily due to unfavorable working capital fluctuations, partially offset by higher consolidated net income. During the first six months of 2015, the higher working capital requirements resulted in a cash outflow of $459 million compared to a cash outflow of $131 million in the prior period in 2014.
Net cash used in investing activities decreased for the six months ended June 28, 2015, versus the comparable period in 2014, primarily due to lower cash investment for the acquisitions of businesses of $178 million.
Net cash used in financing activities increased for the six months ended June 28, 2015, versus the comparable period in 2014, primarily due to higher repurchases of common stock of $84 million and higher dividend payments of $51 million, partially offset by lower payments under short-term credit agreements of $38 million and lower distributions to noncontrolling interests of $18 million.
Sources of Liquidity
We generate significant ongoing cash flow, which has been used, in part, to fund working capital, common stock repurchases, capital expenditures, dividends on our common stock, acquisitions, projected pension obligations and debt service. Cash provided by operations is our principal source of liquidity with $569 million provided by operations for the six months ended June 28, 2015.

As of June 28, 2015, our other sources of liquidity included:

•	cash and cash equivalents of $1.8 billion, of which approximately 48 percent is located in the U.S. and 52 percent is located outside the U.S., primarily in the U.K., China and Singapore,

•	a revolving credit facility with $1.7 billion available, net of letters of credit,

•	international and other domestic credit facilities with $277 million available and

•
marketable securities of $89 million, of which 54 percent is located in India, 31 percent is located in the U.S. and 15 percent is located in Brazil, the majority of which could be liquidated into cash within a few days.

Cash, Cash Equivalents and Marketable Securities
A significant portion of our cash flows is generated outside the U.S. As of June 28, 2015, the total of cash, cash equivalents and marketable securities held by foreign subsidiaries was $1.0 billion, the majority of which was located in the U.K., China, Singapore and India. The geographic location of our cash and marketable securities aligns well with our business growth strategy. We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. As a result, we do not anticipate any local liquidity restrictions to preclude us from funding our targeted expansion or operating needs with local resources.

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
Uses of Cash
Capital Expenditures
Capital expenditures for the six months ended June 28, 2015, were $247 million compared to $245 million in the comparable period in 2014. Despite the challenging international economies, we continue to invest in new product lines and targeted capacity expansions. We plan to spend between $700 million and $800 million in 2015 as we continue with product launches and facility improvements. Approximately 50 percent of our capital expenditures are expected to be invested outside of the U.S. in 2015.

Share Repurchases

In July 2014, our Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon the completion of the 2012 Plan. In 2015, we made the following purchases under the respective purchase programs:

In millions (except per share amounts) For each quarter ended	Shares Purchased	Average Cost Per Share	Total Cost of Repurchases	Remaining Authorized Capacity (1)
December 2012, $1 billion repurchase program
March 29	1.0	$138.15	$137	$37
June 28	0.3	136.68	37	—
Subtotal	1.3	137.83	174	—

July 2014, $1 billion repurchase program
June 28	2.4	140.04	340	660
Total	3.7	139.29	$514
____________________________________
(1) The remaining authorized capacities under the 2012 and 2014 Plans were calculated based on the cost to purchase the shares, but excludes commission expenses in accordance with the authorized Plans.
We may continue to repurchase outstanding shares from time to time during 2015 to offset the dilutive impact of employee stock based compensation plans and to enhance shareholder value.

Dividends
In July 2015, the Board of Directors authorized a dividend increase of 25 percent from $0.78 per share to $0.975 per share on a quarterly basis. We paid dividends of $280 million during the six months ended June 28, 2015.
Acquisitions
In September 2013, we announced our intention to acquire the equity that we do not already own in most of our partially-owned U.S. and Canadian distributors over a three to five year period. We plan to spend $150 million to $190 million on North American distributor acquisitions and the related debt retirements in the third quarter of 2015.
Pensions
The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans. In the first six months of 2015, the investment return on our U.S. pension trust was flat while our U.K. pension trust return was 1.0 percent. Approximately 78 percent of our pension plan assets are held in highly liquid investments such as fixed income and equity securities. The remaining 22 percent of our plan assets are held in less liquid, but market valued investments, including real estate, private equity and insurance contracts.
We sponsor funded and unfunded domestic and foreign defined benefit pension and other postretirement plans. Contributions to these plans were as follows:

	Six months ended
In millions	June 28, 2015	June 29, 2014
Defined benefit pension and other postretirement plans
Voluntary contribution	$72	$75
Mandatory contribution	82	81
Defined benefit pension contributions	154	156
Other postretirement plans	25	23
Total defined benefit plans	$179	$179

Defined contribution pension plans	$42	$41

We anticipate making additional defined benefit pension contributions and other postretirement benefit payments during the remainder of 2015 of $21 million and $15 million, respectively. The $175 million of pension contributions for the full year include voluntary contributions of approximately $82 million. These contributions and payments may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. Claims and premiums for other postretirement benefits are expected to approximate $40 million in 2015. We expect our 2015 net periodic pension cost to approximate $63 million.

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
Management's Assessment of Liquidity
Our financial condition and liquidity remain strong. Our solid balance sheet and credit ratings enable ready access to credit and the capital markets. We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities. We believe our liquidity provides us with the financial flexibility needed to fund working capital, capital expenditures, common stock repurchases, dividend payments, acquisitions of our North American distributors, projected pension obligations and debt service obligations. We continue to generate cash from operations in the U.S. and maintain access to $1.7 billion of our revolving credit facility.

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
Critical accounting estimates are defined as follows: the estimate requires management to make assumptions about matters that were highly uncertain at the time the estimate was made; different estimates reasonably could have been used; or if changes in the estimate are reasonably likely to occur from period to period and the change would have a material impact on our financial condition or results of operations. Our senior management has discussed the development and selection of our accounting policies, related accounting estimates and the disclosures set forth below with the Audit Committee of our Board of Directors. Our critical accounting estimates disclosed in the 10-K address the estimation of liabilities for warranty programs, accounting for income taxes and pension benefits.
A discussion of our critical accounting estimates may be found in the “Management’s Discussion and Analysis” section of our 2014 Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.” Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first six months of 2015.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 28, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following information is provided pursuant to Item 703 of Regulation S-K:

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
March 30 - May 3, 2015	188,281	$134.93	185,359	84,796
May 4 - May 31, 2015	1,990,477	141.00	1,987,926	83,272
June 1 - June 28, 2015	524,016	136.60	523,842	82,805
Total	2,702,774	139.73	2,697,127
____________________________________
(1) Shares purchased represent shares under our Key Employee Stock Investment Plan established in 1969 (there is no maximum repurchase limitation in this plan) and our Board of Directors authorized share repurchase programs.
(2) These values reflect the sum of shares held in loan status under our Key Employee Stock Investment Plan. The repurchase programs authorized by the Board of Directors do not limit the number of shares that may be purchased and was excluded from this column.
During the three months ended June 28, 2015, we repurchased $37 million of common stock under the 2012 Board of Directors Authorized Plan, completing this program. In July 2014, our Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon the completion of the 2012 Plan. We repurchased $340 million under the new authorization.

During the three months ended June 28, 2015, we repurchased 5,647 shares from employees in connection with the Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock on an installment basis up to an established credit limit. Loans are issued for five-year terms at a fixed interest rate established at the date of purchase and may be refinanced after its initial five-year period for an additional five-year period. Participants must hold shares for a minimum of six months from date of purchase and after shares are sold must wait six months before another share purchase may be made. We hold participants’ shares as security for the loans and would, in effect repurchase shares if the participant defaulted in repayment of the loan. There is no maximum amount of shares that we may purchase under this plan.

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

Cummins Inc.
Date:	July 29, 2015

	By:	/s/ PATRICK J. WARD	By:	/s/ MARSHA L. HUNT
		Patrick J. Ward		Marsha L. Hunt
		Vice President and Chief Financial Officer		Vice President-Corporate Controller
		(Principal Financial Officer)		(Principal Accounting Officer)

CUMMINS INC.
EXHIBIT INDEX

Exhibit No.	Description of Exhibit
12	Calculation of Ratio of Earnings to Fixed Charges.
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.