Form 10-Q
period 2015-09-27
CUMMINS INC
filed 2015-10-27
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 27, 2015

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

As of September 27, 2015, there were 177,621,278 shares of common stock outstanding with a par value of $2.50 per share.

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

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Nine months ended
In millions, except per share amounts	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
NET SALES (a)	$4,620	$4,890	$14,344	$14,131
Cost of sales	3,412	3,606	10,609	10,543
GROSS MARGIN	1,208	1,284	3,735	3,588

OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	530	529	1,584	1,527
Research, development and engineering expenses	197	198	558	567
Equity, royalty and interest income from investees (Note 5)	78	99	240	294
Other operating (expense) income, net	(2)	3	(5)	(4)
OPERATING INCOME	557	659	1,828	1,784

Interest income	9	6	20	17
Interest expense	16	15	47	47
Other income, net	11	19	12	68
INCOME BEFORE INCOME TAXES	561	669	1,813	1,822

Income tax expense (Note 6)	169	230	521	553
CONSOLIDATED NET INCOME	392	439	1,292	1,269

Less: Net income attributable to noncontrolling interests	12	16	54	62
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$380	$423	$1,238	$1,207

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
Basic	$2.15	$2.32	$6.92	$6.59
Diluted	$2.14	$2.32	$6.90	$6.58

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	177.0	182.2	178.9	183.1
Dilutive effect of stock compensation awards	0.4	0.5	0.4	0.4
Diluted	177.4	182.7	179.3	183.5

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.975	$0.78	$2.535	$2.03
____________________________________
(a) Includes sales to nonconsolidated equity investees of $274 million and $956 million and $518 million and $1,656 million for the three and nine month periods ended September 27, 2015 and September 28, 2014, respectively.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Nine months ended
In millions	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
CONSOLIDATED NET INCOME	$392	$439	$1,292	$1,269
Other comprehensive (loss) income, net of tax (Note 12)
Change in pension and other postretirement defined benefit plans	15	14	43	28
Foreign currency translation adjustments	(221)	(172)	(252)	(62)
Unrealized loss on marketable securities	(1)	(1)	(1)	(12)
Unrealized gain (loss) on derivatives	7	(5)	15	—
Total other comprehensive loss, net of tax	(200)	(164)	(195)	(46)
COMPREHENSIVE INCOME	192	275	1,097	1,223
Less: Comprehensive income attributable to noncontrolling interests	(1)	10	39	59
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUMMINS INC.	$193	$265	$1,058	$1,164

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

In millions, except par value	September 27, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$1,688	$2,301
Marketable securities (Note 7)	35	93
Total cash, cash equivalents and marketable securities	1,723	2,394
Accounts and notes receivable, net
Trade and other	2,915	2,744
Nonconsolidated equity investees	244	202
Inventories (Note 8)	3,059	2,866
Prepaid expenses and other current assets	921	849
Total current assets	8,862	9,055
Long-term assets
Property, plant and equipment	7,262	7,123
Accumulated depreciation	(3,545)	(3,437)
Property, plant and equipment, net	3,717	3,686
Investments and advances related to equity method investees	959	981
Goodwill	481	479
Other intangible assets, net	337	343
Pension assets	785	637
Other assets	656	595
Total assets	$15,797	$15,776

LIABILITIES
Current liabilities
Accounts payable (principally trade)	$1,824	$1,881
Loans payable	27	86
Current portion of accrued product warranty (Note 9)	388	363
Accrued compensation, benefits and retirement costs	505	508
Current portion of deferred revenue	414	401
Other accrued expenses	779	759
Current maturities of long-term debt (Note 10)	31	23
Total current liabilities	3,968	4,021
Long-term liabilities
Long-term debt (Note 10)	1,595	1,589
Postretirement benefits other than pensions	347	369
Pensions	292	289
Other liabilities and deferred revenue	1,514	1,415
Total liabilities	$7,716	$7,683

Commitments and contingencies (Note 11)

EQUITY
Cummins Inc. shareholders’ equity
Common stock, $2.50 par value, 500 shares authorized, 222.3 and 222.3 shares issued	$2,173	$2,139
Retained earnings	10,331	9,545
Treasury stock, at cost, 44.7 and 40.1 shares	(3,486)	(2,844)
Common stock held by employee benefits trust, at cost, 1.0 and 1.1 shares	(11)	(13)
Accumulated other comprehensive loss (Note 12)	(1,258)	(1,078)
Total Cummins Inc. shareholders’ equity	7,749	7,749
Noncontrolling interests	332	344
Total equity	$8,081	$8,093
Total liabilities and equity	$15,797	$15,776

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended
In millions	September 27, 2015	September 28, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$1,292	$1,269
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	383	330
Gain on fair value adjustment for consolidated investees (Note 3)	(17)	(38)
Deferred income taxes	(120)	(37)
Equity in income of investees, net of dividends	(68)	(103)
Pension contributions in excess of expense	(119)	(154)
Other post-retirement benefits payments in excess of expense	(18)	(22)
Stock-based compensation expense	24	27
Translation and hedging activities	22	(19)
Changes in current assets and liabilities, net of acquisitions
Accounts and notes receivable	(163)	(236)
Inventories	(179)	(302)
Other current assets	133	(6)
Accounts payable	(52)	316
Accrued expenses	(153)	162
Changes in other liabilities and deferred revenue	219	184
Other, net	(53)	17
Net cash provided by operating activities	1,131	1,388

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(393)	(409)
Investments in internal use software	(38)	(40)
Investments in and advances to equity investees	(9)	(39)
Acquisitions of businesses, net of cash acquired (Note 3)	(102)	(266)
Investments in marketable securities—acquisitions (Note 7)	(175)	(213)
Investments in marketable securities—liquidations (Note 7)	228	316
Cash flows from derivatives not designated as hedges	17	—
Other, net	(5)	11
Net cash used in investing activities	(477)	(640)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	24	39
Payments on borrowings and capital lease obligations	(64)	(72)
Net payments under short-term credit agreements	(38)	(41)
Distributions to noncontrolling interests	(35)	(52)
Dividend payments on common stock	(452)	(370)
Repurchases of common stock	(650)	(605)
Other, net	—	2
Net cash used in financing activities	(1,215)	(1,099)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(52)	(20)
Net decrease in cash and cash equivalents	(613)	(371)
Cash and cash equivalents at beginning of year	2,301	2,699
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,688	$2,328

 The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

In millions	Common Stock	Additional paid-in Capital	Retained Earnings	Treasury Stock	Common Stock Held in Trust	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2013	$556	$1,543	$8,406	$(2,195)	$(16)	$(784)	$7,510	$360	$7,870
Net income			1,207				1,207	62	1,269
Other comprehensive income (loss) (Note 12)						(43)	(43)	(3)	(46)
Issuance of shares		8					8	—	8
Employee benefits trust activity		19			2		21	—	21
Acquisition of shares				(605)			(605)	—	(605)
Cash dividends on common stock			(370)				(370)	—	(370)
Distributions to noncontrolling interests							—	(63)	(63)
Stock based awards		(5)		21			16	—	16
Other shareholder transactions		4					4	(7)	(3)
BALANCE AT SEPTEMBER 28, 2014	$556	$1,569	$9,243	$(2,779)	$(14)	$(827)	$7,748	$349	$8,097

BALANCE AT DECEMBER 31, 2014	$556	$1,583	$9,545	$(2,844)	$(13)	$(1,078)	$7,749	$344	$8,093
Net income			1,238				1,238	54	1,292
Other comprehensive income (loss) (Note 12)						(180)	(180)	(15)	(195)
Issuance of shares		7					7	—	7
Employee benefits trust activity		21			2		23	—	23
Acquisition of shares				(650)			(650)	—	(650)
Cash dividends on common stock			(452)				(452)	—	(452)
Distributions to noncontrolling interests							—	(46)	(46)
Stock based awards		(4)		8			4	—	4
Other shareholder transactions		10					10	(5)	5
BALANCE AT SEPTEMBER 27, 2015	$556	$1,617	$10,331	$(3,486)	$(11)	$(1,258)	$7,749	$332	$8,081

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

Our reporting period usually ends on the Sunday closest to the last day of the quarterly calendar period. The third quarters of 2015 and 2014 ended on September 27 and September 28, respectively. Our fiscal year ends on December 31, regardless of the day of the week on which December 31 falls.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the Condensed Consolidated Financial Statements. Significant estimates and assumptions in these Condensed Consolidated Financial Statements require the exercise of judgment and are used for, but not limited to, allowance for doubtful accounts, estimates of future cash flows and other assumptions associated with goodwill and long-lived asset impairment tests, useful lives for depreciation and amortization, warranty programs, determination of discount and other rate assumptions for pension and other postretirement benefit costs, income taxes and deferred tax valuation allowances, lease classifications, restructuring actions and contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates.

The weighted-average diluted common shares outstanding exclude the anti-dilutive effect of certain stock options since such options had an exercise price in excess of the monthly average market value of our common stock. The options excluded from diluted earnings per share for the three and nine month periods ended September 27, 2015 and September 28, 2014, were as follows:

	Three months ended		Nine months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Options excluded	950,345	225,773	593,436	110,488
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
The Distribution segment North American distributor acquisitions for the nine months ended September 27, 2015, versus the comparable period in 2014 were as follows:

Entity Acquired (Dollars in millions)	Date of Acquisition	Additional Percent Interest Acquired	Payments to Former Owners	Acquisition Related Debt Retirements	Total Purchase Consideration		Type of Acquisition(1)	Gain Recognized(1)	Goodwill Acquired	Intangibles Recognized(2)	Net Sales Previous Fiscal Year Ended(3)
2015
Cummins Crosspoint LLC (4)	08/03/15	50%	$20	$36	$65	(5)	COMB	$10	$7	$2	$258
Cummins Atlantic LLC (4)	08/03/15	51%	14	28	48	(5)	COMB	7	2	6	245
Cummins Central Power LLC	06/29/15	20.01%	8	—	8		EQUITY	—	—	—	—
2014
Cummins Eastern Canada LP	08/04/14	50%	$30	$32	$62		COMB	$18	$5	$4	$228
Cummins Power Systems LLC	05/05/14	30%	14	—	14		EQUITY	—	—	—	—
Cummins Southern Plains LLC	03/31/14	50%	44	48	92		COMB	13	1	11	433
Cummins Mid-South LLC	02/14/14	62.2%	57	61	118		COMB	7	4	8	368
____________________________________________________

(1)
All results from acquired entities were included in Distribution segment results subsequent to the acquisition date. Previously consolidated entities were accounted for as equity transactions (EQUITY). Newly consolidated entities were accounted for as business combinations (COMB) with gains recognized based on the requirement to remeasure our pre-existing ownership to fair value in accordance with GAAP and are included in the Condensed Consolidated Statements of Income as "Other income, net."

(2)	Intangible assets acquired in business combinations were mostly customer related, the majority of which will be amortized over a period of up to five years from the date of the acquisition.

(3)	Sales amounts are not fully incremental to our consolidated sales as the amount would be reduced by the elimination of sales to the previously unconsolidated entity.
(4) Purchase accounting for these acquisitions are preliminary, awaiting customary adjustments to purchase price in accordance with the purchase agreements.

(5)
The "Total Purchase Consideration" represents the total amount that will or is estimated to be paid to complete the acquisition. In some instances a portion of the acquisition payment has not yet been made and will be paid in future periods in accordance with the purchase contract. The total estimated remaining consideration at September 27, 2015, was $15 million.

NOTE 4. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic pension and other postretirement benefit costs under our plans were as follows:

	Pension
	U.S. Plans		U.K. Plans		Other Postretirement Benefits
	Three months ended
In millions	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Service cost	$20	$16	$7	$7	$—	$—
Interest cost	25	26	14	16	4	4
Expected return on plan assets	(47)	(43)	(23)	(23)	—	—
Recognized net actuarial loss	11	8	8	7	1	—
Net periodic benefit cost	$9	$7	$6	$7	$5	$4

	Pension
	U.S. Plans		U.K. Plans		Other Postretirement Benefits
	Nine months ended
In millions	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Service cost	$60	$50	$20	$19	$—	$—
Interest cost	76	79	42	49	12	13
Expected return on plan assets	(142)	(131)	(68)	(66)	—	—
Recognized net actuarial loss	34	23	25	20	3	—
Net periodic benefit cost	$28	$21	$19	$22	$15	$13

NOTE 5. EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES

Equity, royalty and interest income from investees included in our Condensed Consolidated Statements of Income for the interim reporting periods was as follows:

	Three months ended		Nine months ended
In millions	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Distribution Entities
North American distributors	$9	$27	$27	$89
Komatsu Cummins Chile, Ltda.	8	8	23	22
All other distributors	1	—	2	2
Manufacturing Entities
Beijing Foton Cummins Engine Co., Ltd	18	5	47	6
Dongfeng Cummins Engine Company, Ltd.	11	15	40	51
Chongqing Cummins Engine Company, Ltd.	9	13	32	39
All other manufacturers	13	20	41	54
Cummins share of net income	69	88	212	263
Royalty and interest income	9	11	28	31
Equity, royalty and interest income from investees	$78	$99	$240	$294

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

The effective tax rate for the three and nine month periods ended September 27, 2015, was 30.1 percent and 28.7 percent, respectively. The tax rate for the nine month period ended September 27, 2015, included a net $14 million discrete tax benefit primarily to reflect the release of reserves for uncertain tax positions related to a favorable federal audit settlement.
Our effective tax rate for the three and nine month periods ended September 28, 2014, was 34.4 percent and 30.4 percent, respectively. The tax rate for the three months ended September 28, 2014, included a $19 million discrete tax expense to reflect the reduction in value of state tax credits as a result of a favorable state tax rate change that will lower future taxes. Additionally, the tax rate for the nine month period included a $2 million discrete tax benefit for the release of reserves for uncertain tax positions related to multiple state audit settlements, a $12 million discrete tax expense attributable primarily to state deferred tax adjustments, as well as a $6 million discrete net tax benefit resulting from a $70 million dividend paid from China earnings generated prior to 2012.
The decrease in the effective tax rate for the three months ended September 27, 2015, versus the comparable period in 2014 was primarily due to favorable changes in the jurisdictional mix of pre-tax income and the 2014 unfavorable discrete tax items.
It is reasonably possible that our existing liabilities for uncertain tax benefits may decrease in an amount ranging from $0 to $70 million within the next twelve months for U.S. and non-U.S. audits that are in process.

NOTE 7. MARKETABLE SECURITIES

A summary of marketable securities, all of which are classified as current, was as follows:

	September 27, 2015			December 31, 2014
In millions	Cost	Gross unrealized gains/(losses)	Estimated fair value	Cost	Gross unrealized gains/(losses)	Estimated fair value
Available-for-sale
Level 2(1)
Debt mutual funds	$25	$—	$25	$75	$1	$76
Equity mutual funds	9	(1)	8	9	—	9
Bank debentures	—	—	—	6	—	6
Government debt securities	2	—	2	2	—	2
Total marketable securities	$36	$(1)	$35	$92	$1	$93
____________________________________
(1) The fair value of Level 2 securities is estimated primarily using actively quoted prices for similar instruments from brokers and observable inputs, including market transactions and third-party pricing services. We do not currently have any Level 3 securities, and there were no transfers between Level 2 or 3 during the first nine months of 2015 and 2014.

The proceeds from sales and maturities of marketable securities and gross realized gains and losses from the sale of available-for-sale securities were as follows:

	Three months ended		Nine months ended
In millions	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Proceeds from sales and maturities of marketable securities	$73	$137	$228	$316
Gross realized gains from the sale of marketable securities	—	1	1	14

At September 27, 2015, the fair value of available-for-sale investments in debt securities that utilize a Level 2 fair value measure by contractual maturity was as follows:

Maturity date	Fair value (in millions)
1 year or less	$25
1 - 5 years	1
5 - 10 years	1
Total	$27
NOTE 8. INVENTORIES

Inventories are stated at the lower of cost or market. Inventories included the following:

In millions	September 27, 2015	December 31, 2014
Finished products	$2,001	$1,859
Work-in-process and raw materials	1,168	1,129
Inventories at FIFO cost	3,169	2,988
Excess of FIFO over LIFO	(110)	(122)
Total inventories	$3,059	$2,866

NOTE 9. PRODUCT WARRANTY LIABILITY

A tabular reconciliation of the product warranty liability, including the deferred revenue related to our extended warranty coverage and accrued recall programs was as follows:

In millions	September 27, 2015	September 28, 2014
Balance, beginning of year	$1,283	$1,129
Provision for warranties issued	326	307
Deferred revenue on extended warranty contracts sold	217	175
Payments	(282)	(313)
Amortization of deferred revenue on extended warranty contracts	(132)	(109)
Changes in estimates for pre-existing warranties	18	28
Foreign currency translation	(10)	(4)
Balance, end of period	$1,420	$1,213

Warranty related deferred revenue, supplier recovery receivables and the long-term portion of the warranty liability on our September 27, 2015, balance sheet were as follows:

In millions	September 27, 2015	Balance Sheet Location
Deferred revenue related to extended coverage programs
Current portion	$183	Deferred revenue
Long-term portion	508	Other liabilities and deferred revenue
Total	$691

Receivables related to estimated supplier recoveries
Current portion	$6	Trade and other receivables
Long-term portion	4	Other assets
Total	$10

Long-term portion of warranty liability	$341	Other liabilities and deferred revenue

NOTE 10. DEBT
A summary of long-term debt was as follows:

In millions	September 27, 2015	December 31, 2014
Long-term debt
Senior notes, 3.65%, due 2023	$500	$500
Debentures, 6.75%, due 2027	58	58
Debentures, 7.125%, due 2028	250	250
Senior notes, 4.875%, due 2043	500	500
Debentures, 5.65%, due 2098 (effective interest rate 7.48%)	165	165
Credit facilities related to consolidated joint ventures	3	3
Other debt	43	31
Unamortized discount	(46)	(47)
Fair value adjustments due to hedge on indebtedness	68	65
Capital leases	85	87
Total long-term debt	1,626	1,612
Less: Current maturities of long-term debt	(31)	(23)
Long-term debt	$1,595	$1,589
Principal payments required on long-term debt during the next five years are as follows:

	Required Principal Payments
In millions	2015	2016	2017	2018	2019
Principal payments	$9	$40	$16	$17	$11

Fair Value of Debt
Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair value and carrying value of total debt, including current maturities, was as follows:

In millions	September 27, 2015	December 31, 2014
Fair value of total debt(1)	$1,859	$1,993
Carrying value of total debt	1,653	1,698
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

Guarantees and Commitments
From time to time we enter into guarantee arrangements, including guarantees of non-U.S. distributor financings, residual value guarantees on equipment under operating leases and other miscellaneous guarantees of third-party obligations. As of September 27, 2015, the maximum potential loss related to these guarantees was $20 million.
We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. As of September 27, 2015, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $134 million, of which $78 million relates to a contract with a components supplier that extends to 2018. These arrangements enable us to secure critical components. We do not currently anticipate paying any penalties under these contracts.
During 2014, we began entering into physical forward contracts with suppliers of platinum and palladium to purchase minimum volumes of the commodities at contractually stated prices for various periods, not to exceed two years. As of September 27, 2015, the total commitments under these contracts were $38 million. These arrangements enable us to fix the prices of these commodities, which otherwise are subject to market volatility.
We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance. These performance bonds and other performance-related guarantees were $69 million at September 27, 2015 and $76 million at December 31, 2014.

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

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Following are the changes in accumulated other comprehensive income (loss) by component for the three and nine months ended:

	Three months ended
In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on marketable securities	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at June 29, 2014	$(597)	$(76)	$—	$4	$(669)
Other comprehensive income before reclassifications
Before tax amount	—	(184)	—	(5)	(189)	$(6)	$(195)
Tax (expense) benefit	—	18	—	1	19	—	19
After tax amount	—	(166)	—	(4)	(170)	(6)	(176)
Amounts reclassified from accumulated other comprehensive income(1)(2)	14	—	(1)	(1)	12	—	12
Net current period other comprehensive income (loss)	14	(166)	(1)	(5)	(158)	$(6)	$(164)
Balance at September 28, 2014	$(583)	$(242)	$(1)	$(1)	$(827)

Balance at June 28, 2015	$(641)	$(435)	$(1)	$6	$(1,071)
Other comprehensive income before reclassifications
Before tax amount	—	(239)	(1)	13	(227)	$(13)	$(240)
Tax (expense) benefit	—	31	—	(1)	30	—	30
After tax amount	—	(208)	(1)	12	(197)	(13)	(210)
Amounts reclassified from accumulated other comprehensive income(1)(2)	15	—	—	(5)	10	—	10
Net current period other comprehensive income (loss)	15	(208)	(1)	7	(187)	$(13)	$(200)
Balance at September 27, 2015	$(626)	$(643)	$(2)	$13	$(1,258)
____________________________________
(1) Amounts are net of tax.
(2) See reclassifications out of accumulated other comprehensive income (loss) disclosure below for further details.

	Nine months ended
In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on marketable securities	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at December 31, 2013	$(611)	$(179)	$7	$(1)	$(784)
Other comprehensive income before reclassifications
Before tax amount	(7)	(77)	(1)	5	(80)	$1	$(79)
Tax (expense) benefit	1	14	—	(2)	13	—	13
After tax amount	(6)	(63)	(1)	3	(67)	1	(66)
Amounts reclassified from accumulated other comprehensive income(1)(2)	34	—	(7)	(3)	24	(4)	20
Net current period other comprehensive income (loss)	28	(63)	(8)	—	(43)	$(3)	$(46)
Balance at September 28, 2014	$(583)	$(242)	$(1)	$(1)	$(827)

Balance at December 31, 2014	$(669)	$(406)	$(1)	$(2)	$(1,078)
Other comprehensive income before reclassifications
Before tax amount	(3)	(290)	—	23	(270)	$(15)	$(285)
Tax (expense) benefit	1	53	—	(3)	51	—	51
After tax amount	(2)	(237)	—	20	(219)	(15)	(234)
Amounts reclassified from accumulated other comprehensive income(1)(2)	45	—	(1)	(5)	39	—	39
Net current period other comprehensive income (loss)	43	(237)	(1)	15	(180)	$(15)	$(195)
Balance at September 27, 2015	$(626)	$(643)	$(2)	$13	$(1,258)
____________________________________
(1) Amounts are net of tax.
(2) See reclassifications out of accumulated other comprehensive income (loss) disclosure below for further details.

Following are the items reclassified out of accumulated other comprehensive income (loss) and the related tax effects:

In millions	Three months ended		Nine months ended
(Gain)/Loss Components	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014	Statement of Income Location

Change in pension and other postretirement defined benefit plans
Recognized actuarial loss	$22	$18	$65	$47	(1)
Tax effect	(7)	(4)	(20)	(13)	Income tax expense
Net change in pensions and other postretirement defined benefit plans	$15	$14	$45	$34

Realized (gain) loss on marketable securities	$—	$(1)	$(1)	$(14)	Other income (expense), net
Tax effect	—	—	—	3	Income tax expense
Net realized (gain) loss on marketable securities	$—	$(1)	$(1)	$(11)

Realized (gain) loss on derivatives
Foreign currency forward contracts	$(6)	$(1)	$(6)	$(6)	Net sales
Commodity swap contracts	—	(1)	—	2	Cost of sales
Total before taxes	(6)	(2)	(6)	(4)
Tax effect	1	1	1	1	Income tax expense
Net realized (gain) loss on derivatives	$(5)	$(1)	$(5)	$(3)

Total reclassifications for the period	$10	$12	$39	$20
____________________________________
(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 4, ''PENSION AND OTHER POSTRETIREMENT BENEFITS'').

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

Summarized financial information regarding our reportable operating segments for the three and nine month periods is shown in the table below:

In millions	Engine	Distribution		Components	Power Generation	Non-segment Items (1)	Total
Three months ended September 27, 2015
External sales	$1,800	$1,543		$891	$386	$—	$4,620
Intersegment sales	728	8		349	273	(1,358)	—
Total sales	2,528	1,551		1,240	659	(1,358)	4,620
Depreciation and amortization(2)	60	26		28	14	—	128
Research, development and engineering expenses	116	2		65	14	—	197
Equity, royalty and interest income from investees	40	19		9	10	—	78
Interest income	6	1		1	1	—	9
Segment EBIT	252	123	(3)	156	42	4	577

Three months ended September 28, 2014
External sales	$2,181	$1,282		$946	$481	$—	$4,890
Intersegment sales	635	10		341	273	(1,259)	—
Total sales	2,816	1,292		1,287	754	(1,259)	4,890
Depreciation and amortization(2)	50	22		27	13	—	112
Research, development and engineering expenses	114	2		64	18	—	198
Equity, royalty and interest income from investees	40	37		9	13	—	99
Interest income	3	1		1	1	—	6
Segment EBIT	330	131	(3)	172	60	(9)	684

Nine months ended September 27, 2015
External sales	$5,747	$4,499		$2,839	$1,259	$—	$14,344
Intersegment sales	2,174	23		1,097	827	(4,121)	—
Total sales	7,921	4,522		3,936	2,086	(4,121)	14,344
Depreciation and amortization(2)	178	78		82	43	—	381
Research, development and engineering expenses	321	8		183	46	—	558
Equity, royalty and interest income from investees	127	60		26	27	—	240
Interest income	11	3		3	3	—	20
Segment EBIT	846	324	(3)	574	148	(32)	1,860

Nine months ended September 28, 2014
External sales	$6,449	$3,453		$2,821	$1,408	$—	$14,131
Intersegment sales	1,674	27		976	728	(3,405)	—
Total sales	8,123	3,480		3,797	2,136	(3,405)	14,131
Depreciation and amortization(2)	153	58		79	38	—	328
Research, development and engineering expenses	335	7		170	55	—	567
Equity, royalty and interest income from investees	117	120		27	30	—	294
Interest income	9	2		3	3	—	17
Segment EBIT	910	333	(3)	524	146	(44)	1,869
____________________________________
(1) Includes intersegment sales, intersegment profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses for the three and nine months ended September 27, 2015 and September 28, 2014.
(2) Depreciation and amortization as shown on a segment basis excludes the amortization of debt discount and deferred costs included in the Condensed Consolidated Statements of Income as "Interest expense." The amortization of debt discount and deferred costs were $2 million and $2 million for the nine months ended September 27, 2015 and September 28, 2014, respectively.
(3) Distribution segment EBIT included gains of $17 million for both the three and nine month periods ended September 27, 2015 and $18 million and $38 million for the three and nine month periods ended September 28, 2014, respectively, on the fair value adjustments resulting from the acquisition of the controlling interests in North American distributors. See Note 3, "ACQUISITIONS," for additional information.

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Income is shown in the table below:

	Three months ended		Nine months ended
In millions	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Total EBIT	$577	$684	$1,860	$1,869
Less: Interest expense	16	15	47	47
Income before income taxes	$561	$669	$1,813	$1,822

NOTE 14. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB amended its standards related to revenue recognition. This amendment replaces all existing revenue recognition guidance and provides a single, comprehensive revenue recognition model for all contracts with customers. The standard contains principles that we will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that we will recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that we expect to be entitled to in exchange for those goods or services. The standard allows either full or modified retrospective adoption. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendment also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. The new rules would have become effective for annual and interim periods beginning January 1, 2017. In July 2015, the FASB approved a one year delay of the effective date of the standard to January 1, 2018, to provide adequate time for implementation. We are in the process of evaluating the impact the amendment will have on our Consolidated Financial Statements, and we are further considering the impact of each method of adoption.

NOTE 15. SUBSEQUENT EVENTS

On October 27, 2015, we announced we will reduce our worldwide professional work force by up to 2,000 employees in response to lower demand for our products in the United States and key markets around the world. The employee reductions will come from all parts of the company. We will incur a pre-tax fourth quarter charge in the range of $70 million to $90 million for the headcount reductions. In addition to these reductions, we expect to close or restructure several manufacturing facilities over time which could increase the fourth quarter charge and may result in additional charges in the future.

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
Worldwide revenues decreased 6 percent in the three months ended September 27, 2015, as compared to the same period in 2014, primarily due to unfavorable foreign currency fluctuations, lower global demand in most industrial markets, lower on-highway demand in international markets and weakness in global power generation markets, partially offset by sales increases related to the consolidation of partially-owned North American distributors since December 31, 2013. Continued international economic weakness in the third quarter of 2015 negatively impacted our international revenues (exclude the United States and Canada), which declined by 18 percent, with sales down in most of our markets, primarily in Brazil, as a result of challenging economic conditions and slower growth in China. The decline in international sales was primarily due to unfavorable foreign currency impacts of 4 percent (primarily in Europe, Brazil, Australia, India and the United Kingdom), lower demand in international industrial markets led by declines in the commercial marine market, the construction market (primarily in Europe) and the on-highway markets in Brazil. Revenue in the U.S. and Canada improved by 4 percent primarily due to increased Distribution segment sales related to the consolidation of North American distributors and higher demand in the North American on-highway markets, partially offset by lower demand in the industrial mining and construction markets.
Worldwide revenues increased 2 percent in the first nine months of 2015 as compared to the same period in 2014, primarily due to the consolidation of partially-owned North American distributors since December 31, 2013 and higher demand in North American on-highway markets, partially offset by unfavorable foreign currency fluctuations, lower global demand in many industrial markets and lower on-highway demand in international markets. Revenue in the U.S. and Canada improved by 11 percent primarily due to increased Distribution segment sales related to the consolidation of North American distributors and higher demand in North American on-highway markets, partially offset by lower demand in mining and construction markets. Continued international economic weakness in the first nine months of 2015 negatively impacted our international revenues, which declined by 10 percent with sales down in most of our markets, especially in Europe and Brazil, as a result of their challenging economic conditions and slower growth in China. The decline in international sales was primarily due to unfavorable foreign currency impacts of 4 percent (primarily in Europe, Brazil, Australia, the U.K. and India), declines in international industrial markets led by declines in the construction market (primarily in Europe) and the commercial marine market and lower demand in on-highway markets (primarily in Brazil and China). These decreases were partially offset by increased international demand in certain power generation markets, especially in the Middle East and Africa.

The following tables contain sales and earnings before interest expense, income tax expense and noncontrolling interests (EBIT) results by operating segment for the three and nine month periods ended September 27, 2015 and September 28, 2014. Refer to the section titled “Operating Segment Results” for a more detailed discussion of net sales and EBIT by operating segment, including the reconciliation of segment EBIT to income before income taxes.

	Three months ended
Operating Segments	September 27, 2015			September 28, 2014			Percent change
		Percent			Percent		2015 vs. 2014
In millions	Sales	of Total	EBIT	Sales	of Total	EBIT	Sales	EBIT
Engine	$2,528	55%	$252	$2,816	58%	$330	(10)%	(24)%
Distribution	1,551	33%	123	1,292	26%	131	20%	(6)%
Components	1,240	27%	156	1,287	26%	172	(4)%	(9)%
Power Generation	659	14%	42	754	15%	60	(13)%	(30)%
Intersegment eliminations	(1,358)	(29)%	—	(1,259)	(25)%	—	8%	—
Non-segment	—	—	4	—	—	(9)	—	NM
Total	$4,620	100%	$577	$4,890	100%	$684	(6)%	(16)%
"NM" - not meaningful information

Net income attributable to Cummins was $380 million, or $2.14 per diluted share, on sales of $4.6 billion for the three months ended September 27, 2015, versus the comparable prior year period net income attributable to Cummins of $423 million, or $2.32 per diluted share, on sales of $4.9 billion. The decrease in net income and earnings per diluted share was driven by lower gross margin, unfavorable foreign currency fluctuations and lower equity, royalty and interest income from investees, partially offset by a lower effective tax rate. The decrease in gross margin was primarily due to lower volumes, unfavorable foreign currency fluctuations (primarily in Australia, Canada, Brazil and Europe), unfavorable pricing and unfavorable mix, partially offset by improved Distribution segment sales related to the consolidation of partially-owned North American distributors since December 31, 2013, lower material and commodity costs and lower warranty costs. Diluted earnings per share for the three months ended September 27, 2015, benefited $0.01 from fewer weighted average shares outstanding due to purchases under the stock repurchase programs.

	Nine months ended
Operating Segments	September 27, 2015			September 28, 2014			Percent change
		Percent			Percent		2015 vs. 2014
In millions	Sales	of Total	EBIT	Sales	of Total	EBIT	Sales	EBIT
Engine	$7,921	55%	$846	$8,123	57%	$910	(2)%	(7)%
Distribution	4,522	32%	324	3,480	25%	333	30%	(3)%
Components	3,936	27%	574	3,797	27%	524	4%	10%
Power Generation	2,086	15%	148	2,136	15%	146	(2)%	1%
Intersegment eliminations	(4,121)	(29)%	—	(3,405)	(24)%	—	21%	—
Non-segment	—	—	(32)	—	—	(44)	—	(27)%
Total	$14,344	100%	$1,860	$14,131	100%	$1,869	2%	—%
Net income attributable to Cummins was $1,238 million, or $6.90 per diluted share, on sales of $14.3 billion for the nine months ended September 27, 2015, versus the comparable prior year period net income attributable to Cummins of $1,207 million, or $6.58 per diluted share, on sales of $14.1 billion. The increase in net income and earnings per diluted share was driven by improved gross margin, a lower effective tax rate and lower research, development and engineering expenses, partially offset by unfavorable foreign currency fluctuations, higher selling, general and administrative expenses, lower other income as a result of larger gains recognized in 2014 from the acquisition of North American distributors and lower equity, royalty and interest income from investees. The increase in gross margin was primarily due to improved Distribution segment sales related to the consolidation of partially-owned North American distributors since December 31, 2013 and lower material and commodity costs, partially offset by unfavorable foreign currency fluctuations (primarily in Australia, Canada, Brazil and Europe), unfavorable pricing, unfavorable mix and higher warranty costs. Diluted earnings per share for the nine months ended September 27, 2015, benefited $0.09 from fewer weighted average shares outstanding, primarily due to purchases under the stock repurchase programs.

We generated $1.1 billion of operating cash flows for the nine months ended September 27, 2015, compared to $1.4 billion for the same period in 2014. Refer to the section titled “Cash Flows” in the “Liquidity and Capital Resources” section for a discussion of items impacting cash flows.
During the first six months of 2015, we repurchased $174 million of common stock under the 2012 Board of Directors Authorized Plan, completing this program in the second quarter of 2015. In July 2014, our Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon the completion of the 2012 Plan. We repurchased $476 million under the new authorization in 2015.
In the third quarter of 2015, we completed the acquisition of the remaining interest in three North American distributors for $121 million and recognized a total gain of $17 million on the fair value adjustment resulting from the acquisition of the controlling interests in two of these previously unconsolidated entities.
Our debt to capital ratio (total capital defined as debt plus equity) at September 27, 2015, was 17.0 percent, compared to 17.3 percent at December 31, 2014. At September 27, 2015, we had $1.7 billion in cash and marketable securities on hand and access to our credit facilities, if necessary, to meet currently anticipated investment and funding needs. As of the date of filing this Quarterly Report on Form 10-Q, our credit ratings were as follows:

Credit Rating Agency	Senior L-T Debt Rating	Outlook	Last Updated
Standard & Poor’s Rating Services	A+	Stable	August 2014
Fitch Ratings	A	Stable	October 2015
Moody’s Investors Service, Inc.	A2	Stable	December 2014
In July 2015, the Board of Directors authorized an increase to our quarterly dividend of 25 percent from $0.78 per share to $0.975 per share.
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
On October 27, 2015, we announced we will reduce our worldwide professional work force by up to 2,000 employees in response to lower demand for our products in the U.S. and key markets around the world. The employee reductions will come from all parts of the company. We will incur a pre-tax fourth quarter charge in the range of $70 million to $90 million for the headcount reductions. In addition to these reductions, we expect to close or restructure several manufacturing facilities over time which could increase the fourth quarter charge and may result in additional charges in the future.

OUTLOOK

Near-Term
Our outlook reflects the following trends for the remainder of 2015:

•	We expect demand in the North American medium-duty truck market to remain stable.

•	We expect North American light-duty demand to remain stable.

•
We expect the new ISG engine, which began production in the second quarter of 2014 with our Beijing Foton Cummins Engine Co., Ltd. joint venture, to continue to gain market share in China in its first full year of production.

•	We expect demand in India to improve in some end markets as their economy continues to improve.
Our outlook reflects the following challenges to our business that may reduce our revenue and earnings potential for the remainder of 2015:

•	We expect industry production in the North American heavy-duty truck markets to decline.

•	Power generation markets are expected to remain weak.

•	Weak economic conditions in Brazil will continue to negatively impact demand across our businesses.

•	We anticipate end markets in China to remain weak.

•	Demand in certain European markets could remain weak due to continued political and economic uncertainty.

•	Foreign currency volatility could continue to put pressure on our revenues and earnings.

•	We expect market demand to remain weak in the oil and gas markets as the result of low crude oil prices.

•	Domestic and international mining markets could continue to deteriorate if commodity prices continue to weaken.
We expect the challenging conditions described above to persist for some time.

Long-Term
We believe that, over the longer term, there will be economic improvements in most of our current markets and that our opportunities for long-term profitable growth will continue as the result of the following four macroeconomic trends that should benefit our businesses:

•	tightening emissions controls across the world;

•	infrastructure needs in emerging markets;

•	energy availability and cost issues; and

•	globalization of industries like ours.

RESULTS OF OPERATIONS

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 27, 2015	September 28, 2014	(Unfavorable)		September 27, 2015	September 28, 2014	(Unfavorable)
In millions (except per share amounts)			Amount	Percent			Amount	Percent
NET SALES	$4,620	$4,890	$(270)	(6)%	$14,344	$14,131	$213	2%
Cost of sales	3,412	3,606	194	5%	10,609	10,543	(66)	(1)%
GROSS MARGIN	1,208	1,284	(76)	(6)%	3,735	3,588	147	4%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	530	529	(1)	—%	1,584	1,527	(57)	(4)%
Research, development and engineering expenses	197	198	1	1%	558	567	9	2%
Equity, royalty and interest income from investees	78	99	(21)	(21)%	240	294	(54)	(18)%
Other operating (expense) income, net	(2)	3	(5)	NM	(5)	(4)	(1)	25%
OPERATING INCOME	557	659	(102)	(15)%	1,828	1,784	44	2%
Interest income	9	6	3	50%	20	17	3	18%
Interest expense	16	15	(1)	(7)%	47	47	—	—%
Other income, net	11	19	(8)	(42)%	12	68	(56)	(82)%
INCOME BEFORE INCOME TAXES	561	669	(108)	(16)%	1,813	1,822	(9)	—%
Income tax expense	169	230	61	27%	521	553	32	6%
CONSOLIDATED NET INCOME	392	439	(47)	(11)%	1,292	1,269	23	2%
Less: Net income attributable to noncontrolling interests	12	16	4	25%	54	62	8	13%
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$380	$423	$(43)	(10)%	$1,238	$1,207	$31	3%
Diluted earnings per common share attributable to Cummins Inc.	$2.14	$2.32	$(0.18)	(8)%	$6.90	$6.58	$0.32	5%
"NM" - not meaningful information

	Three months ended		Favorable/ (Unfavorable)	Nine months ended		Favorable/ (Unfavorable)
	September 27, 2015	September 28, 2014		September 27, 2015	September 28, 2014
Percent of sales			Percentage Points			Percentage Points
Gross margin	26.1%	26.3%	(0.2)	26.0%	25.4%	0.6
Selling, general and administrative expenses	11.5%	10.8%	(0.7)	11.0%	10.8%	(0.2)
Research, development and engineering expenses	4.3%	4.0%	(0.3)	3.9%	4.0%	0.1

Net Sales
Net sales for the three months ended September 27, 2015, decreased versus the comparable period in 2014. The primary drivers by segment were as follows:

•
Engine segment sales decreased by 10 percent primarily due to lower demand in most global industrial markets as well as lower demand in international on-highway markets, partially offset by higher demand in global bus markets and North American medium-duty truck markets.

•	Foreign currency fluctuations unfavorably impacted sales by approximately 4 percent (primarily in Europe, Brazil, Australia, Canada, India and the U.K.).

•	Power Generation segment sales decreased by 13 percent due to lower demand in all lines of business.

•
Components segment sales decreased by 4 percent primarily due to unfavorable foreign currency fluctuations and lower demand in turbo technologies and filtration businesses, partially offset by higher demand in the emission solutions business.

The decreases above were partially offset by increased Distribution segment sales of 20 percent, principally related to the acquisitions of North American distributors since December 31, 2013.
Net sales for the nine months ended September 27, 2015, increased versus the comparable period in 2014. The primary drivers by segment were as follows:

•	Distribution segment sales increased by 30 percent, principally related to the acquisitions of North American distributors since December 31, 2013.

•
Components segment sales increased by 4 percent primarily due to higher demand in the emission solutions and fuel systems businesses, partially offset by lower demand in the filtration and turbo technologies businesses.

The increases above were partially offset by the following:

•	Foreign currency fluctuations unfavorably impacted sales by approximately 4 percent (primarily in Europe, Brazil, Australia, Canada the U.K. and India).

•
Engine segment sales decreased by 2 percent primarily due to lower global demand in many industrial markets and lower on-highway demand in international markets, partially offset by higher demand in North American on-highway markets.

•	Power Generation segment sales decreased by 2 percent primarily due to lower demand in the alternator business, partially offset by higher demand in the power systems business.
Sales to international markets, based on location of customers, for the three and nine months ended September 27, 2015, were 38 percent and 39 percent, respectively, of total net sales compared to 44 percent of total net sales, for both of the comparable periods in 2014. A more detailed discussion of sales by segment is presented in the “OPERATING SEGMENT RESULTS” section.
Gross Margin
Gross margin decreased for the three months ended September 27, 2015, versus the comparable period in 2014, and decreased as a percentage of sales by 0.2 percentage points. The decrease in gross margin was primarily due to lower volumes, unfavorable foreign currency fluctuations (primarily in Australia, Canada, Brazil and Europe), unfavorable pricing and unfavorable mix, partially offset by improved Distribution segment sales related to the consolidation of partially-owned North American distributors since December 31, 2013, lower material and commodity costs and lower warranty costs.
Gross margin increased for the nine months ended September 27, 2015, versus the comparable period in 2014, and increased as a percentage of sales by 0.6 percentage points. The increase in gross margin was primarily due to improved Distribution segment sales related to the consolidation of partially-owned North American distributors since December 31, 2013 and lower material and commodity costs, partially offset by unfavorable foreign currency fluctuations (primarily in Australia, Canada, Brazil and Europe), unfavorable pricing, unfavorable mix and higher warranty costs.
The provision for base warranties issued as a percent of sales for the three and nine months ended September 27, 2015, was 1.8 percent and 2.0 percent, respectively, compared to 1.9 percent and 2.0 percent for the comparable periods in 2014. A more detailed discussion of margin by segment is presented in the “OPERATING SEGMENT RESULTS” section.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 27, 2015, were relatively flat versus the comparable period in 2014, despite the acquisitions of North American distributors. Higher compensation and related expenses of $9 million were offset by lower consulting expenses of $10 million. Overall, selling, general and administrative expenses, as a percentage of sales, increased to 11.5 percent in the three months ended September 27, 2015, from 10.8 percent in the comparable period in 2014. Compensation and related expenses include salaries, fringe benefits and variable compensation.
Selling, general and administrative expenses for the nine months ended September 27, 2015, increased versus the comparable period in 2014, despite the acquisitions of North American distributors, primarily due to higher compensation and related expenses of $65 million, partially offset by lower consulting expenses of $28 million. Overall, selling, general and administrative expenses, as a percentage of sales, increased to 11.0 percent in the first nine months of 2015, from 10.8 percent for the comparable period in 2014.
Research, Development and Engineering Expenses
Research, development and engineering expenses for the three months ended September 27, 2015, were relatively flat versus the comparable period in 2014. Higher expense recovery of $9 million was partially offset by higher consulting expenses of $5 million. Overall, research, development and engineering expenses, as a percentage of sales, increased to 4.3 percent in the three months ended September 27, 2015, from 4.0 percent in the comparable period in 2014.
Research, development and engineering expenses for the nine months ended September 27, 2015, decreased versus the comparable period in 2014, primarily due to higher expense recovery of $11 million, partially offset by higher consulting expenses of $3 million. Overall, research, development and engineering expenses, as a percentage of sales, decreased to 3.9 percent in the first nine months of 2015, from 4.0 percent in the comparable period in 2014. Research activities continue to focus on development of new products to meet future emission standards around the world and improvements in fuel economy performance.
Equity, Royalty and Interest Income From Investees
Equity, royalty and interest income from investees decreased $21 million and $54 million for the three and nine months ended September 27, 2015, respectively, versus the comparable periods in 2014, primarily due to the consolidation of the partially-owned North American distributors since December 31, 2013, ($18 million and $62 million, respectively) and lower earnings at Dongfeng Cummins Engine Company, Ltd. ($4 million and $11 million, respectively) and Chongqing Cummins Engine Company, Ltd. ($4 million and $7 million, respectively). These decreases were partially offset by higher equity earnings at Beijing Foton Cummins Engine Co., Ltd. ($13 million and $41 million, respectively) as the joint venture continues to increase market share with the new heavy-duty engine platform introduced in 2014.

Other Operating (Expense) Income, Net

Other operating (expense) income was as follows:

	Three months ended		Nine months ended
In millions	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Amortization of intangible assets	$(4)	$(3)	$(15)	$(10)
Royalty income, net	4	8	14	16
Other, net	(2)	(2)	(4)	(10)
Total other operating (expense) income, net	$(2)	$3	$(5)	$(4)
Interest Income
Interest income for the three and nine months ended September 27, 2015, increased versus the comparable periods in 2014, primarily due to interest earned on a favorable tax settlement in Brazil.
Interest Expense
Interest expense for the three and nine months ended September 27, 2015, remained flat versus the comparable periods in 2014.
Other Income, Net
Other income was as follows:

		Three months ended		Nine months ended
In millions		September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Gain on fair value adjustment for consolidated investees	(1)	$17	$18	$17	$38
Foreign currency gains (losses), net		3	1	(2)	(2)
Dividend income		—	1	2	2
Gain on marketable securities, net		—	1	1	14
Bank charges		(3)	(3)	(7)	(8)
Change in cash surrender value of corporate owned life insurance		(11)	(2)	(9)	16
Other, net		5	3	10	8
Total other income, net		$11	$19	$12	$68

(1) See Note 3, "ACQUISITIONS" for additional information.

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

The effective tax rate for the three and nine month periods ended September 27, 2015, was 30.1 percent and 28.7 percent, respectively. The tax rate for the nine month period ended September 27, 2015, included a net $14 million discrete tax benefit primarily to reflect the release of reserves for uncertain tax positions related to a favorable federal audit settlement.
Our effective tax rate for the three and nine month periods ended September 28, 2014, was 34.4 percent and 30.4 percent, respectively. The tax rate for the three months ended September 28, 2014, included a $19 million discrete tax expense to reflect the reduction in value of state tax credits as a result of a favorable state tax rate change that will lower future taxes. Additionally, the tax rate for the nine month period included a $2 million discrete tax benefit for the release of reserves for uncertain tax positions related to multiple state audit settlements, a $12 million discrete tax expense attributable primarily to state deferred tax adjustments, as well as a $6 million discrete net tax benefit resulting from a $70 million dividend paid from China earnings generated prior to 2012.
The decrease in the effective tax rate for the three months ended September 27, 2015, versus the comparable period in 2014 was primarily due to favorable changes in the jurisdictional mix of pre-tax income and the 2014 unfavorable discrete tax items.
It is reasonably possible that our existing liabilities for uncertain tax benefits may decrease in an amount ranging from $0 to $70 million within the next twelve months for U.S. and non-U.S. audits that are in process.
Noncontrolling Interests
Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities. Noncontrolling interests in income of consolidated subsidiaries for the three months ended September 27, 2015, decreased primarily due to lower earnings at Wuxi Cummins Turbo Technologies Co. Ltd. and a decline from the acquisition of the remaining interest in previously consolidated North American distributors since December 31, 2013.
Noncontrolling interests in income of consolidated subsidiaries for the nine months ended September 27, 2015, decreased primarily due to lower earnings at Wuxi Cummins Turbo Technologies Co. Ltd. and a decline from the acquisition of the remaining interest in previously consolidated North American distributors since December 31, 2013, partially offset by higher earnings at Cummins India Ltd.

Net Income Attributable to Cummins Inc. and Diluted Earnings Per Share Attributable to Cummins Inc.
Net income and diluted earnings per share attributable to Cummins Inc. for the three months ended September 27, 2015, decreased versus the comparable period in 2014, primarily due to lower gross margin, unfavorable foreign currency fluctuations and lower equity, royalty and interest income from investees, partially offset by a lower effective tax rate. Diluted earnings per share for the three months ended September 27, 2015, benefited $0.01 from fewer weighted average shares outstanding due to purchases under the stock repurchase programs.
Net income and diluted earnings per share attributable to Cummins for the nine months ended September 27, 2015, increased versus the comparable period in 2014, primarily due to improved gross margin, a lower effective tax rate and lower research, development and engineering expenses, partially offset by unfavorable foreign currency fluctuations, higher selling, general and administrative expenses, lower other income as a result of larger gains recognized in 2014 from the acquisition of North American distributors and lower equity, royalty and interest income from investees. Diluted earnings per share for the nine months ended September 27, 2015, benefited $0.09 from fewer weighted average shares outstanding, primarily due to purchases under the stock repurchase programs.

OPERATING SEGMENT RESULTS

Our reportable operating segments consist of the following: Engine, Distribution, Components and Power Generation. This reporting structure is organized according to the products and markets each segment serves. We use segment EBIT as the primary basis for the chief operating decision-maker to evaluate the performance of each operating segment.

Following is a discussion of results for each of our operating segments.

Engine Segment Results

Financial data for the Engine segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 27,	September 28,	(Unfavorable)		September 27,	September 28,	(Unfavorable)
In millions	2015	2014	Amount	Percent	2015	2014	Amount	Percent
External sales (1)	$1,800	$2,181	$(381)	(17)%	$5,747	$6,449	$(702)	(11)%
Intersegment sales (1)	728	635	93	15%	2,174	1,674	500	30%
Total sales	2,528	2,816	(288)	(10)%	7,921	8,123	(202)	(2)%
Depreciation and amortization	60	50	(10)	(20)%	178	153	(25)	(16)%
Research, development and engineering expenses	116	114	(2)	(2)%	321	335	14	4%
Equity, royalty and interest income from investees	40	40	—	—%	127	117	10	9%
Interest income	6	3	3	100%	11	9	2	22%
Segment EBIT	252	330	(78)	(24)%	846	910	(64)	(7)%

			Percentage Points				Percentage Points
Segment EBIT as a percentage of total sales	10.0%	11.7%		(1.7)	10.7%	11.2%		(0.5)
____________________________________
(1) Due to the acquisitions of North American distributors, sales previously recognized as external sales are now included in intersegment sales.
In the first quarter of 2015, our Engine segment reorganized its reporting structure to include the following markets:

•	Heavy-duty truck - We manufacture diesel engines that range from 310 to 600 horsepower serving global heavy-duty truck customers worldwide and fire trucks, primarily in North America.

•
Medium-duty truck and bus - We manufacture medium-duty diesel engines ranging from 200 to 450 horsepower serving medium-duty truck and bus customers worldwide, with key markets including North America, Latin America, Europe and Mexico. We provide diesel or natural gas engines for school buses, transit buses and shuttle buses worldwide, with key markets including North America, Europe, Latin America and Asia. We also provide diesel engines for Class A motor homes (RVs), primarily in North America.

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

Engine segment net sales by market (including 2014 reorganized balances) were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 27,	September 28,	(Unfavorable)		September 27,	September 28,	(Unfavorable)
In millions	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Heavy-duty truck	$784	$801	$(17)	(2)%	$2,416	$2,288	$128	6%
Medium-duty truck and bus	585	599	(14)	(2)%	1,867	1,779	88	5%
Light-duty automotive	339	396	(57)	(14)%	1,074	1,179	(105)	(9)%
Total on-highway	1,708	1,796	(88)	(5)%	5,357	5,246	111	2%
Industrial	617	768	(151)	(20)%	1,857	2,176	(319)	(15)%
Stationary power	203	252	(49)	(19)%	707	701	6	1%
Total sales	$2,528	$2,816	$(288)	(10)%	$7,921	$8,123	$(202)	(2)%
Unit shipments by engine classification (including unit shipments to Power Generation) were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 27,	September 28,	(Unfavorable)		September 27,	September 28,	(Unfavorable)
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Mid-range	107,400	117,700	(10,300)	(9)%	339,800	355,300	(15,500)	(4)%
Heavy-duty	28,600	32,300	(3,700)	(11)%	90,100	91,400	(1,300)	(1)%
High-horsepower	3,200	3,900	(700)	(18)%	10,400	11,200	(800)	(7)%
Total unit shipments	139,200	153,900	(14,700)	(10)%	440,300	457,900	(17,600)	(4)%

Sales
Engine segment sales for the three months ended September 27, 2015, decreased versus the comparable period in 2014. The following were the primary drivers by market:

•
Industrial engine sales decreased primarily due to lower global demand in construction markets with decreased engine shipments of 31 percent, primarily in Europe and North America, reduced demand in global commercial marine markets with decreased engine shipments of 25 percent and reduced demand in North American mining markets with decreased engine shipments of 38 percent.

•	Light-duty automotive sales decreased due to lower demand, primarily in Brazil.

•	Stationary power sales decreased due to lower demand in most global power generation markets.

•	Foreign currency fluctuations unfavorably impacted sales results (primarily in Brazil and Europe).

•	Heavy-duty truck engine sales decreased due to lower demand in global heavy-duty truck markets with decreased engine shipments of 13 percent, primarily in Korea, North America and China.

•
Medium-duty truck and bus sales decreased due to lower demand in international medium-duty truck markets with decreased engine shipments of 21 percent, primarily in Brazil, partially offset by higher global bus demand with improved engine shipments of 24 percent and increased North American medium-duty truck demand.

Total on-highway-related sales for the three months ended September 27, 2015, were 68 percent of total engine segment sales, compared to 64 percent for the comparable period in 2014.
Engine segment sales for the nine months ended September 27, 2015, decreased versus the comparable period in 2014. The following were the primary drivers by market:

•
Industrial engine sales decreased due to lower global demand in construction markets with decreased engine shipments of 25 percent, primarily in Europe, North America and China and reduced demand in international commercial marine markets with decreased engine shipments of 16 percent.

•	Light-duty automotive sales decreased due to lower demand, primarily in Brazil, and unfavorable pricing.

•	Foreign currency fluctuations unfavorably impacted sales results (primarily in Brazil, Europe and the U.K.).

The increases above were partially offset by the following:

•
Heavy-duty truck engine sales increased due to improved demand in the North American heavy-duty truck market with increased engine shipments of 5 percent, partially offset by weaker demand in China and Korea.

•
Medium-duty truck and bus sales increased due to higher demand in the North American medium-duty truck market with increased engine shipments of 14 percent and higher global bus demand with improved engine shipments of 18 percent. These increases were partially offset by weaker medium-duty truck demand in Brazil.

Total on-highway-related sales for the nine months ended September 27, 2015, were 68 percent of total engine segment sales, compared to 65 percent for the comparable period in 2014.
Segment EBIT
Engine segment EBIT for the three months ended September 27, 2015, decreased versus the comparable period in 2014 primarily due to lower gross margin and slightly higher research, development and engineering expenses, partially offset by lower selling, general and administrative expenses and favorable foreign currency fluctuations (primarily in the U.K., Mexico and Europe).
Engine segment EBIT for the nine months ended September 27, 2015, decreased versus the comparable period in 2014 primarily due to lower gross margin, partially offset by favorable foreign currency fluctuations (primarily in the U.K., Europe and Mexico), lower research, development and engineering expenses, higher equity, royalty and interest income from investees and lower selling, general and administrative expenses. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Nine months ended
	September 27, 2015 vs. September 28, 2014			September 27, 2015 vs. September 28, 2014
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of total sales	Amount	Percent	Percentage point change as a percent of total sales
Gross margin	$(89)	(14)%	(1.0)	$(89)	(5)%	(0.6)
Selling, general and administrative expenses	12	6%	(0.4)	7	1%	(0.1)
Research, development and engineering expenses	(2)	(2)%	(0.6)	14	4%	—
Equity, royalty and interest income from investees	—	—%	0.2	10	9%	0.2

The decrease in gross margin for the three months ended September 27, 2015, versus the comparable period in 2014, was primarily due to lower volumes and unfavorable mix, partially offset by lower material and commodity costs and favorable foreign currency fluctuations. The decrease in selling, general and administrative expenses was primarily due to lower consulting expenses, lower compensation expenses and higher expense recovery.
The decrease in gross margin for the nine months ended September 27, 2015, versus the comparable period in 2014, was primarily due to lower volumes, higher warranty costs and unfavorable mix, partially offset by lower material and commodity costs and favorable foreign currency fluctuations. The decrease in selling, general and administrative expenses was primarily due to lower consulting expenses, partially offset by higher compensation expenses. The decrease in research, development and engineering expenses was primarily due to higher expense recovery and lower consulting expenses, partially offset by increased compensation expenses. The increase in equity, royalty and interest income from investees was primarily due to increased earnings at Beijing Foton Cummins Engine Co., Ltd. as the joint venture continues to increase market share with the new heavy-duty engine platform introduced in 2014, partially offset by an asset impairment of $12 million.

Distribution Segment Results

Financial data for the Distribution segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 27,	September 28,	(Unfavorable)		September 27,	September 28,	(Unfavorable)
In millions	2015	2014	Amount	Percent	2015	2014	Amount	Percent
External sales	$1,543	$1,282	$261	20%	$4,499	$3,453	$1,046	30%
Intersegment sales	8	10	(2)	(20)%	23	27	(4)	(15)%
Total sales	1,551	1,292	259	20%	4,522	3,480	1,042	30%
Depreciation and amortization	26	22	(4)	(18)%	78	58	(20)	(34)%
Research, development and engineering expenses	2	2	—	—%	8	7	(1)	(14)%
Equity, royalty and interest income from investees	19	37	(18)	(49)%	60	120	(60)	(50)%
Interest income	1	1	—	—%	3	2	1	50%
Segment EBIT (1)	123	131	(8)	(6)%	324	333	(9)	(3)%

			Percentage Points				Percentage Points
Segment EBIT as a percentage of total sales (2)	7.9%	10.1%		(2.2)	7.2%	9.6%		(2.4)
____________________________________
(1) Segment EBIT included gains of $17 million for the three and nine month periods ended September 27, 2015 and $18 million and $38 million for the three and nine month periods ended September 28, 2014, respectively, on the fair value adjustments resulting from the acquisition of the controlling interests in North American distributors.
(2) North American distributor acquisitions are dilutive to segment EBIT as a percentage of sales.

Sales for our Distribution segment by region were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 27,	September 28,	(Unfavorable)		September 27,	September 28,	(Unfavorable)
In millions	2015	2014	Amount	Percent	2015	2014	Amount	Percent
North & Central America	$992	$678	$314	46%	$2,901	$1,763	$1,138	65%
Europe, CIS and China	190	237	(47)	(20)%	543	651	(108)	(17)%
Asia Pacific	186	201	(15)	(7)%	550	564	(14)	(2)%
Africa	64	44	20	45%	169	131	38	29%
Middle East	48	53	(5)	(9)%	145	144	1	1%
India	42	40	2	5%	121	114	7	6%
South America	29	39	(10)	(26)%	93	113	(20)	(18)%
Total sales	$1,551	$1,292	$259	20%	$4,522	$3,480	$1,042	30%
Sales for our Distribution segment by product were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 27,	September 28,	(Unfavorable)		September 27,	September 28,	(Unfavorable)
In millions	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Parts and filtration	$604	$491	$113	23%	$1,775	$1,334	$441	33%
Engines	323	270	53	20%	962	693	269	39%
Power generation	323	279	44	16%	893	750	143	19%
Service	301	252	49	19%	892	703	189	27%
Total sales	$1,551	$1,292	$259	20%	$4,522	$3,480	$1,042	30%

Sales
Distribution segment sales for the three months ended September 27, 2015, increased versus the comparable period in 2014, primarily due to $357 million of segment sales related to the consolidation of partially-owned North American distributors since December 31, 2013, and $24 million of organic sales growth primarily in Africa, partially offset by unfavorable foreign currency fluctuations (primarily in Australia, Canada, Europe and South Africa) and decreased sales in Western Europe, Asia Pacific, China and Russia.

Distribution segment sales for the nine months ended September 27, 2015, increased versus the comparable period in 2014, primarily due to $1.2 billion of segment sales related to the consolidation of partially-owned North American distributors since December 31, 2013, $19 million of segment sales related to the acquisition of international distributors and $105 million of organic sales growth primarily in Africa and Asia Pacific, partially offset by unfavorable foreign currency fluctuations (primarily in Australia, Canada, Europe and Brazil) and decreased sales in China, Western Europe, Russia and South America.

Segment EBIT
Distribution segment EBIT for the three months ended September 27, 2015, decreased versus the comparable period in 2014, primarily due to unfavorable foreign currency fluctuations (primarily in Australia and Canada), partially offset by the acquisition of North American distributors. EBIT as a percentage of sales for the three months ended September 27, 2015, was 7.9 percent compared to 10.1 percent for the comparable period in 2014. The decrease was due to the dilutive effect of the 2014 and 2015 acquisitions and unfavorable foreign currency fluctuations.

Distribution segment EBIT for the nine months ended September 27, 2015, decreased versus the comparable period in 2014, primarily due to unfavorable foreign currency fluctuations (primarily in Australia and Canada), partially offset by the acquisition of North American distributors and organic growth, primarily in Africa and Asia Pacific. EBIT as a percentage of sales for the nine months ended September 27, 2015, was 7.2 percent compared to 9.6 percent for the comparable period in 2014. The decrease was due to the dilutive effect of the 2014 and 2015 acquisitions and unfavorable foreign currency fluctuations. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Nine months ended
	September 27, 2015 vs. September 28, 2014			September 27, 2015 vs. September 28, 2014
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of total sales	Amount	Percent	Percentage point change as a percent of total sales
Gross margin	$37	16%	(0.5)	$151	25%	(0.7)
Selling, general and administrative expenses	(22)	(14)%	0.6	(74)	(17)%	1.2
Equity, royalty and interest income from investees	(18)	(49)%	(1.7)	(60)	(50)%	(2.1)

Components Segment Results
Financial data for the Components segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 27,	September 28,	(Unfavorable)		September 27,	September 28,	(Unfavorable)
In millions	2015	2014	Amount	Percent	2015	2014	Amount	Percent
External sales (1)	$891	$946	$(55)	(6)%	$2,839	$2,821	$18	1%
Intersegment sales (1)	349	341	8	2%	1,097	976	121	12%
Total sales	1,240	1,287	(47)	(4)%	3,936	3,797	139	4%
Depreciation and amortization	28	27	(1)	(4)%	82	79	(3)	(4)%
Research, development and engineering expenses	65	64	(1)	(2)%	183	170	(13)	(8)%
Equity, royalty and interest income from investees	9	9	—	—%	26	27	(1)	(4)%
Interest income	1	1	—	—%	3	3	—	—%
Segment EBIT	156	172	(16)	(9)%	574	524	50	10%

			Percentage Points				Percentage Points
Segment EBIT as a percentage of total sales	12.6%	13.4%		(0.8)	14.6%	13.8%		0.8
____________________________________
(1) Due to the acquisitions of North American distributors, sales previously recognized as external sales are now included in intersegment sales.
Sales for our Components segment by business were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 27,	September 28,	(Unfavorable)		September 27,	September 28,	(Unfavorable)
In millions	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Emission solutions	$607	$598	$9	2%	$1,899	$1,723	$176	10%
Turbo technologies	266	297	(31)	(10)%	874	917	(43)	(5)%
Filtration	240	268	(28)	(10)%	761	808	(47)	(6)%
Fuel systems	127	124	3	2%	402	349	53	15%
Total sales	$1,240	$1,287	$(47)	(4)%	$3,936	$3,797	$139	4%
Sales
Components segment sales for the three months ended September 27, 2015, decreased versus the comparable period in 2014. The following were the primary drivers by business:

•	Foreign currency fluctuations unfavorably impacted sales results (primarily in Europe, Brazil and Australia).

•	Turbo technologies sales decreased primarily due to lower demand in China, Europe and Latin America.

•	Filtration sales decreased primarily due to lower demand in the North American on-highway markets and lower demand in Europe, North America and Latin America.
The decreases above were partially offset by improved emission solutions sales, primarily due to improved demand in certain North American on-highway markets and higher demand in China, partially offset by lower demand in Brazil.
Components segment sales for the nine months ended September 27, 2015, increased versus the comparable period in 2014. The following were the primary drivers by business:

•	Emission solutions sales increased primarily due to improved demand in the North American on-highway markets.

•	Fuel systems sales increased due to the new Beijing Foton ISG engine that entered production in the second quarter of 2014 in China and improved demand in certain North American on-highway markets.
The increases above were partially offset by the following:

•	Foreign currency fluctuations unfavorably impacted sales results (primarily in Europe and Brazil).

•	Filtration sales decreased primarily due to lower demand in Europe and Brazil.

•	Turbo technologies sales decreased primarily due to lower demand in China, Europe and Brazil, partially offset by higher demand in the North American on-highway markets.
Segment EBIT
Components segment EBIT for the three months ended September 27, 2015, decreased versus the comparable period in 2014, primarily due to lower gross margin and unfavorable foreign currency fluctuations (primarily in Brazil and Europe).
Components segment EBIT for the nine months ended September 27, 2015, increased versus the comparable period in 2014, primarily due to higher gross margin, partially offset by unfavorable foreign currency fluctuations (primarily in Brazil and Europe), higher research, development and engineering expenses and higher selling, general and administrative expenses. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Nine months ended
	September 27, 2015 vs. September 28, 2014			September 27, 2015 vs. September 28, 2014
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of total sales	Amount	Percent	Percentage point change as a percent of total sales
Gross margin	$(14)	(5)%	(0.2)	$70	8%	0.9
Selling, general and administrative expenses	—	—%	(0.2)	(4)	(2)%	0.1
Research, development and engineering expenses	(1)	(2)%	(0.2)	(13)	(8)%	(0.1)
Equity, royalty and interest income from investees	—	—%	—	(1)	(4)%	—

The decrease in gross margin for the three months ended September 27, 2015, versus the comparable period in 2014, was primarily due to unfavorable pricing and unfavorable foreign currency fluctuations (primarily in Europe and Brazil), partially offset by lower material costs.

The increase in gross margin for the nine months ended September 27, 2015, versus the comparable period in 2014, was primarily due to higher volumes, mainly in the emission solutions business, and lower material costs, partially offset by unfavorable pricing and unfavorable foreign currency fluctuations (primarily in Europe and Brazil). The increase in selling, general and administrative expenses was primarily due to higher compensation expenses. The increase in research, development and engineering expenses was primarily due to higher consulting expenses and higher compensation expenses.

Power Generation Segment Results
Financial data for the Power Generation segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 27,	September 28,	(Unfavorable)		September 27,	September 28,	(Unfavorable)
In millions	2015	2014	Amount	Percent	2015	2014	Amount	Percent
External sales (1)	$386	$481	$(95)	(20)%	$1,259	$1,408	$(149)	(11)%
Intersegment sales (1)	273	273	—	—%	827	728	99	14%
Total sales	659	754	(95)	(13)%	2,086	2,136	(50)	(2)%
Depreciation and amortization	14	13	(1)	(8)%	43	38	(5)	(13)%
Research, development and engineering expenses	14	18	4	22%	46	55	9	16%
Equity, royalty and interest income from investees	10	13	(3)	(23)%	27	30	(3)	(10)%
Interest income	1	1	—	—%	3	3	—	—%
Segment EBIT	42	60	(18)	(30)%	148	146	2	1%

			Percentage Points				Percentage Points
Segment EBIT as a percentage of total sales	6.4%	8.0%		(1.6)	7.1%	6.8%		0.3
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

Sales for our Power Generation segment by business (including 2014 reorganized balances) were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 27,	September 28,	(Unfavorable)		September 27,	September 28,	(Unfavorable)
In millions	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Power systems	$551	$598	$(47)	(8)%	$1,705	$1,694	$11	1%
Alternators	86	115	(29)	(25)%	276	346	(70)	(20)%
Power solutions	22	41	(19)	(46)%	105	96	9	9%
Total sales	$659	$754	$(95)	(13)%	$2,086	$2,136	$(50)	(2)%

Sales
Power Generation segment sales for the three months ended September 27, 2015, decreased versus the comparable period in 2014. The following were the primary drivers by business:

•	Power systems sales decreased primarily due to lower demand in North America, China and Asia, partially offset by higher demand in the Middle East.

•	Alternator sales decreased primarily due to lower demand in Western Europe, China and the U.K.

•	Foreign currency fluctuations unfavorably impacted sales results (primarily in Europe, Brazil and India).

•	Power solutions sales decreased primarily due to lower demand in Russia, the U.K., North America and China, partially offset by higher demand in Asia.
Power Generation segment sales for the nine months ended September 27, 2015, decreased versus the comparable period in 2014. The following were the primary drivers by business:

•	Alternator sales decreased primarily due to lower demand in Western Europe, China and the U.K.

•	Foreign currency fluctuations unfavorably impacted sales results (primarily in Europe, Brazil and India).
The decreases above were partially offset by the following:

•	Power systems sales increased primarily due to higher demand in the Middle East, Africa and China, partially offset by lower demand in North America and Russia.

•	Power solutions sales increased primarily due to higher demand in the U.K., partially offset by lower demand in North America and Russia.
Segment EBIT
Power Generation segment EBIT for the three months ended September 27, 2015, decreased versus the comparable period in 2014, primarily due to lower gross margin, partially offset by lower selling, general and administrative expenses and lower research, development and engineering expenses.
Power Generation segment EBIT for the nine months ended September 27, 2015, increased slightly versus the comparable period in 2014 primarily due to lower selling, general and administrative expenses and lower research, development and engineering expenses, partially offset by lower gross margin. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Nine months ended
	September 27, 2015 vs. September 28, 2014			September 27, 2015 vs. September 28, 2014
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of total sales	Amount	Percent	Percentage point change as a percent of total sales
Gross margin	$(29)	(20)%	(1.7)	$(20)	(5)%	(0.5)
Selling, general and administrative expenses	8	10%	(0.3)	13	6%	0.3
Research, development and engineering expenses	4	22%	0.3	9	16%	0.4
Equity, royalty and interest income from investees	(3)	(23)%	(0.2)	(3)	(10)%	(0.1)

The decrease in gross margin for the three months ended September 27, 2015, versus the comparable period in 2014, was primarily due to lower volumes and unfavorable pricing, partially offset by savings from operating actions taken in December of 2014. The decrease in selling, general and administrative expenses was primarily due to lower compensation expenses as the result of operating actions taken in December of 2014 and lower consulting expenses. The decrease in research, development and engineering expenses was primarily due to lower compensation expenses as the result of operating actions taken in December of 2014.

The decrease in gross margin for the nine months ended September 27, 2015, versus the comparable period in 2014, was primarily due to unfavorable pricing and lower volumes, partially offset by savings from operating actions taken in December of 2014. The decrease in selling, general and administrative expenses was primarily due to lower consulting expenses and lower compensation expenses as the result of operating actions taken in December of 2014. The decrease in research, development and engineering expenses was primarily due to lower compensation expenses as the result of operating actions taken in December of 2014.

Reconciliation of Segment EBIT to Income Before Income Taxes

The table below reconciles the segment information to the corresponding amounts in the Condensed Consolidated Statements of Income:

	Three months ended		Nine months ended
In millions	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Total segment EBIT	$573	$693	$1,892	$1,913
Non-segment EBIT (1)	4	(9)	(32)	(44)
Total EBIT	577	684	1,860	1,869
Less: Interest expense	16	15	47	47
Income before income taxes	$561	$669	$1,813	$1,822
____________________________________
(1) Includes intersegment sales, intersegment profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses for the three and nine months ended September 27, 2015 and September 28, 2014.

LIQUIDITY AND CAPITAL RESOURCES
Key Working Capital and Balance Sheet Data
We fund our working capital with cash from operations and short-term borrowings when necessary. Various assets and liabilities, including short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. As a result, working capital is a prime focus of management attention. Working capital and balance sheet measures are provided in the following table:

Dollars in millions	September 27, 2015	December 31, 2014
Working capital (1)	$4,894	$5,034
Current ratio	2.23	2.25
Accounts and notes receivable, net	$3,159	$2,946
Days’ sales in receivables	58	53
Inventories	$3,059	$2,866
Inventory turnover	4.6	5.3
Accounts payable (principally trade)	$1,824	$1,881
Days' payable outstanding	48	44
Total debt	$1,653	$1,698
Total debt as a percent of total capital (2)	17.0%	17.3%
____________________________________
(1) Working capital includes cash and cash equivalents.
(2) Total capital is defined as total debt plus equity.
Cash Flows
Cash and cash equivalents were impacted as follows:

	Nine months ended
In millions	September 27, 2015	September 28, 2014	Change
Net cash provided by operating activities	$1,131	$1,388	$(257)
Net cash used in investing activities	(477)	(640)	163
Net cash used in financing activities	(1,215)	(1,099)	(116)
Effect of exchange rate changes on cash and cash equivalents	(52)	(20)	(32)
Net decrease in cash and cash equivalents	$(613)	$(371)	$(242)

Net cash provided by operating activities decreased for the nine months ended September 27, 2015, versus the comparable period in 2014, primarily due to unfavorable working capital fluctuations, partially offset by higher consolidated net income. During the first nine months of 2015, the higher working capital requirements resulted in a cash outflow of $414 million compared to a cash outflow of $66 million in the prior period in 2014.
Net cash used in investing activities decreased for the nine months ended September 27, 2015, versus the comparable period in 2014, primarily due to lower cash investment for the acquisitions of businesses of $164 million.
Net cash used in financing activities increased for the nine months ended September 27, 2015, versus the comparable period in 2014, primarily due to higher dividend payments of $82 million and higher common stock repurchases of $45 million.
Sources of Liquidity
We generate significant ongoing cash flow, which has been used, in part, to fund working capital, common stock repurchases, capital expenditures, dividends on our common stock, acquisitions, projected pension obligations and debt service. Cash provided by operations is our principal source of liquidity with $1.1 billion provided in the nine months ended September 27, 2015.

As of September 27, 2015, our other sources of liquidity included:

•	cash and cash equivalents of $1.7 billion, of which approximately 41 percent is located in the U.S. and 59 percent is located outside the U.S., primarily in the U.K., China and Singapore,

•	a revolving credit facility with $1.7 billion available, net of letters of credit and

•	international and other domestic credit facilities with $197 million available.
Cash, Cash Equivalents and Marketable Securities
A significant portion of our cash flows is generated outside the U.S. At September 27, 2015, the total of cash, cash equivalents and marketable securities held by foreign subsidiaries was $1.0 billion, the majority of which was located in the U.K., China and Singapore. The geographic location of our cash and marketable securities aligns well with our ongoing investments. We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. As a result, we do not anticipate any local liquidity restrictions to preclude us from funding our targeted expansion or operating needs with local resources.

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
Debt Facilities and Other Sources of Liquidity
We have a $1.7 billion revolving credit facility, the proceeds of which can be used for general corporate purposes. This facility expires on November 9, 2018. We expect to successfully negotiate an amended and restated revolver agreement at similar terms in the fourth quarter of 2015.
We have a current shelf registration filed with the Securities and Exchange Commission under which we may offer, from time to time, debt securities, common stock, preferred and preference stock, depositary shares, warrants, stock purchase contracts and stock purchase units.
The maturity schedule of our existing long-term debt does not require significant cash outflows in the intermediate term. Required annual principal payments range from $9 million to $40 million over the next five years (including the remainder of 2015).
Uses of Cash
Capital Expenditures
Capital expenditures and spending on internal use software for the nine months ended September 27, 2015, were $431 million compared to $449 million in the comparable period in 2014. Despite the challenging international economies, we continue to invest in new product lines and targeted capacity expansions. We plan to spend between $650 million and $700 million in 2015 as we continue with product launches and facility improvements. Approximately 40 percent of our capital expenditures are expected to be invested outside of the U.S. in 2015.

Share Repurchases
In July 2014, our Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon the completion of the 2012 Plan. In 2015, we made the following purchases under the respective stock purchase programs:

In millions (except per share amounts) For each quarter ended	Shares Purchased	Average Cost Per Share	Total Cost of Repurchases	Remaining Authorized Capacity (1)
December 2012, $1 billion repurchase program
March 29	1.0	$138.15	$137	$37
June 28	0.3	136.68	37	—
Subtotal	1.3	137.83	174	—

July 2014, $1 billion repurchase program
June 28	2.4	140.04	340	660
September 27	1.1	127.77	136	524
Subtotal	3.5	136.30	476	524

Total	4.8	136.71	$650
____________________________________
(1) The remaining authorized capacities under the 2012 and 2014 Plans were calculated based on the cost to purchase the shares, but exclude commission expenses in accordance with the authorized Plans.
We may continue to repurchase outstanding shares from time to time during 2015 to offset the dilutive impact of employee stock based compensation plans and to enhance shareholder value.
Dividends
In July 2015, the Board of Directors authorized an increase to our quarterly dividend of 25 percent from $0.78 per share to $0.975 per share. We paid dividends of $452 million during the nine months ended September 27, 2015.
Pensions
The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans. In the first nine months of 2015, the investment return on our U.S. pension trust was negative 0.8 percent while our U.K. pension trust return was 0.2 percent. Approximately 77 percent of our pension plan assets are held in highly liquid investments such as fixed income and equity securities. The remaining 23 percent of our plan assets are held in less liquid, but market valued investments, including real estate, private equity and insurance contracts.
We sponsor funded and unfunded domestic and foreign defined benefit pension and other postretirement plans. Contributions to these plans were as follows:

	Nine months ended
In millions	September 27, 2015	September 28, 2014
Defined benefit pension and other postretirement plans
Voluntary contribution	$79	$109
Mandatory contribution	87	88
Defined benefit pension contributions	166	197
Other postretirement plans	33	35
Total defined benefit plans	$199	$232

Defined contribution pension plans	$56	$57
We anticipate making additional defined benefit pension contributions and other postretirement benefit payments during the remainder of 2015 of $9 million and $7 million, respectively. The estimated $175 million of pension contributions for the full year include voluntary contributions of approximately $82 million. These contributions and payments may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. Claims and premiums for other postretirement benefits are expected to approximate $40 million in 2015. We expect our 2015 net periodic pension cost to approximate $63 million.
Restructuring Actions
On October 27, 2015, we announced we will reduce our worldwide professional work force by up to 2,000 employees in response to lower demand for our products in the U.S. and key markets around the world. The employee reductions will come from all parts of the company. We will incur a pre-tax fourth quarter charge in the range of $70 million to $90 million for the headcount reductions. In addition to these reductions, we expect to close or restructure several manufacturing facilities over time which could increase the fourth quarter charge and may result in additional charges in the future.
Credit Ratings
Our ratings and outlook from each of the credit rating agencies as of the date of filing are shown in the table below.

Credit Rating Agency (1)	Senior L-T Debt Rating	Outlook	Last Updated
Standard & Poor’s Rating Services	A+	Stable	August 2014
Fitch Ratings	A	Stable	October 2015
Moody’s Investors Service, Inc.	A2	Stable	December 2014
____________________________________
(1) Credit ratings are not recommendations to buy, are subject to change and each rating should be evaluated independently of any other rating. In addition, we undertake no obligation to update disclosures concerning our credit ratings, whether as a result of new information, future events or otherwise.
Management's Assessment of Liquidity
Our financial condition and liquidity remain strong. Our solid balance sheet and credit ratings enable ready access to credit and the capital markets. We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities. We believe our liquidity provides us with the financial flexibility needed to fund working capital, capital expenditures, common stock repurchases, dividend payments, acquisitions of our North American distributors, projected pension obligations, restructuring actions and debt service obligations. We continue to generate cash from operations in the U.S. and maintain access to $1.7 billion of our revolving credit facility.

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
A discussion of our critical accounting estimates may be found in the “Management’s Discussion and Analysis” section of our 2014 Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.” Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first nine months of 2015.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note 14, "RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS," in the Notes to Condensed Consolidated Financial Statements.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 27, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following information is provided pursuant to Item 703 of Regulation S-K:

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
June 29 - August 2, 2015	751,522	$130.59	751,522	84,095
August 3 - August 30, 2015	156,097	128.79	155,297	102,096
August 31 - September 27, 2015	158,109	113.54	158,109	103,967
Total	1,065,728	127.79	1,064,928
____________________________________
(1) Shares purchased represent shares under our Key Employee Stock Investment Plan established in 1969 (there is no maximum repurchase limitation in this plan) and our Board of Directors authorized share repurchase program.
(2) These values reflect the sum of shares held in loan status under our Key Employee Stock Investment Plan. The repurchase programs authorized by the Board of Directors do not limit the number of shares that may be purchased and was excluded from this column.
We repurchased $136 million of stock under the 2014 Board of Directors authorized stock repurchase plan during the three months ended September 27, 2015.

During the three months ended September 27, 2015, we repurchased 800 shares from employees in connection with the Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock on an installment basis up to an established credit limit. Loans are issued for five-year terms at a fixed interest rate established at the date of purchase and may be refinanced after its initial five-year period for an additional five-year period. Participants must hold shares for a minimum of six months from date of purchase and after shares are sold must wait six months before another share purchase may be made. We hold participants’ shares as security for the loans and would, in effect repurchase shares if the participant defaulted in repayment of the loan. There is no maximum amount of shares that we may purchase under this plan.

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

Cummins Inc.
Date:	October 27, 2015

	By:	/s/ PATRICK J. WARD	By:	/s/ MARSHA L. HUNT
		Patrick J. Ward		Marsha L. Hunt
		Vice President and Chief Financial Officer		Vice President-Corporate Controller
		(Principal Financial Officer)		(Principal Accounting Officer)

CUMMINS INC.
EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10(c)	Deferred Compensation Plan, as amended (filed herewith).
12	Calculation of Ratio of Earnings to Fixed Charges.
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.