Form 10-K
period 2015-12-31
CUMMINS INC
filed 2016-02-12
CIK 26172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates was approximately $23.9 billion at June 28, 2015. This value includes all shares of the registrant's common stock, except for treasury shares.
As of February 5, 2016, there were 174,320,797 shares outstanding of $2.50 par value common stock.
Documents Incorporated by Reference
Portions of the registrant's definitive Proxy Statement for its 2016 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission on Schedule 14A within 120 days after the end of 2015, will be incorporated by reference in Part III of this Form 10-K to the extent indicated therein upon such filing.
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
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION
Certain parts of this annual report contain forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that are based on current expectations, estimates and projections about the industries in which we operate and management’s beliefs and assumptions. Forward-looking statements are generally accompanied by words such as "anticipates," "expects," "forecasts," "intends," "plans," "believes," "seeks," "estimates," "could," "should" or words of similar meaning. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which we refer to as "future factors," which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Some future factors that could cause our results to differ materially from the results discussed in such forward-looking statements are discussed below and shareholders, potential investors and other readers are urged to consider these future factors carefully in evaluating forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. Future factors that could affect the outcome of forward-looking statements include the following:

•	a sustained slowdown or significant downturn in our markets;

•	a downturn in the North American truck industry;

•	a major customer experiencing financial distress;

•	changes in the engine outsourcing practices of significant customers;

•	any significant problems in our new engine platforms;

•	a further slowdown in infrastructure development;

•	unpredictability in the adoption, implementation and enforcement of emission standards around the world;

•	foreign currency exchange rate changes;

•	the actions of, and income from, joint ventures and other investees that we do not directly control;

•	the integration of our previously partially-owned United States and Canadian distributors;

•	our plan to grow through strategic acquisitions and related uncertainties of entering into such transactions;

•	challenges or unexpected costs in completing restructuring and cost reduction initiatives;

•	supply shortages and supplier financial risk, particularly from any of our single-sourced suppliers;

•	variability in material and commodity costs;

•	product recalls;

•	the development of new technologies;

•	competitor pricing activity;

•	increasing competition, including increased global competition among our customers in emerging markets;

•	exposure to potential security breaches or other disruptions to our information technology systems and data security;

•	political, economic and other risks from operations in numerous countries;

•	changes in taxation;

•	global legal and ethical compliance costs and risks;

•	aligning our capacity and production with our demand;

•	product liability claims;

•	increasingly stringent environmental laws and regulations;

•	the price and availability of energy;

•	the performance of our pension plan assets;

•	labor relations;

•	changes in actuarial and accounting standards;

•	our sales mix of products;

•	protection and validity of our patent and other intellectual property rights;

•	technological implementation and cost/financial risks in our increasing use of large, multi-year contracts;

•	the cyclical nature of some of our markets;

•	the outcome of pending and future litigation and governmental proceedings;

•	continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support our future business; and

•	other risk factors described in Item 1A under the caption "Risk Factors."
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

PART I
ITEM 1.    Business
OVERVIEW
Cummins Inc. was founded in 1919 as a corporation in Columbus, Indiana, as one of the first diesel engine manufacturers. We are a global power leader that designs, manufactures, distributes and services diesel and natural gas engines and engine-related component products, including filtration, aftertreatment, turbochargers, fuel systems, controls systems, air handling systems and electric power generation systems. We sell our products to original equipment manufacturers (OEMs), distributors and other customers worldwide. We serve our customers through a network of approximately 600 company-owned and independent distributor locations and over 7,200 dealer locations in more than 190 countries and territories.
OPERATING SEGMENTS
We have four complementary operating segments: Engine, Distribution, Components and Power Generation. These segments share technology, customers, strategic partners, brand recognition and our distribution network in order to compete more efficiently and effectively in their respective markets. In each of our operating segments, we compete worldwide with a number of other manufacturers and distributors that produce and sell similar products. Our products compete primarily on the basis of performance, fuel economy, speed of delivery, quality, customer support and price. Financial information about our operating segments, including geographic information, is incorporated by reference from Note 21, "OPERATING SEGMENTS," to our Consolidated Financial Statements.
Engine Segment
Engine segment sales and earnings before interest and taxes (EBIT) as a percentage of consolidated results were:

	Years ended December 31,
	2015	2014	2013
Percent of consolidated net sales(1)	43%	45%	47%
Percent of consolidated EBIT(1)	38%	48%	48%
___________________________________________________________
(1) Measured before intersegment eliminations
Our Engine segment manufactures and markets a broad range of diesel and natural gas powered engines under the Cummins brand name, as well as certain customer brand names, for the heavy- and medium-duty truck, bus, recreational vehicle (RV), light-duty automotive, agricultural, construction, mining, marine, oil and gas, rail and governmental equipment markets. We offer a wide variety of engine products including:

•	Engines with a displacement range of 2.8 to 95 liters and horsepower ranging from 49 to 5,100;

•	New parts and service, as well as remanufactured parts and engines, through our extensive distribution network;

•	The newly developed 5.0 liter V8 diesel engine, which will be sold through the RV, pick-up, bus and certain medium-duty truck markets; and

•	The newly developed 95 liter QSK95 diesel engine which began production in 2015.
In the first quarter of 2015, our Engine segment reorganized its reporting structure to include the following markets:

•	Heavy-duty truck - We manufacture diesel engines that range from 310 to 600 horsepower serving global heavy-duty truck customers worldwide and fire trucks, primarily in North America.

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

•
Light-duty automotive (Pickup and Light Commercial Vehicle (LCV)) - We manufacture 105 to 385 horsepower diesel engines, including engines for the pickup truck market for Chrysler and Nissan, and LCV markets in Europe, Latin America and Asia.

•
Industrial - We provide mid-range, heavy-duty and high-horsepower engines that range from 49 to 4,400 horsepower for a wide variety of equipment in the construction, agricultural, mining, rail, government, oil and gas, and commercial and recreational marine applications throughout the world. Across these markets we have major customers in North America, Europe, Middle East, Africa, China, Korea, Japan, Latin America, India, Russia, Southeast Asia, South Pacific and Mexico.

•
Stationary Power - We provide mid-range, heavy-duty and high-horsepower engines that range from 60 to 5,100 horsepower to our power generation business for standby, mobile and distributed power generation solutions throughout the world.

The principal customers of our heavy-duty truck engines include truck manufacturers such as PACCAR Inc. (PACCAR), Daimler Trucks North America, Navistar International Corporation (Navistar) and Volvo. The principal customers of our medium-duty truck engines include truck manufacturers such as Daimler Trucks North America, PACCAR, Navistar, Ford Motor Company, Volvo and MAN Latin America. We sell our industrial engines to manufacturers of construction, agricultural and marine equipment, including Komatsu, Belaz, Hyundai, Hitachi and JLG. The principal customers of our light-duty on-highway engines are Fiat Chrysler Automobiles (Fiat Chrysler), Nissan and manufacturers of RVs.
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
Distribution Segment
Distribution segment sales and EBIT as a percentage of consolidated results were:

	Years ended December 31,
	2015	2014	2013
Percent of consolidated net sales(1)	25%	22%	18%
Percent of consolidated EBIT(1)	20%	19%	18%
___________________________________________________________
(1) Measured before intersegment eliminations
Our Distribution segment consists of 37 company-owned and 5 joint venture distributors that service and distribute the full range of our products and services to end-users at approximately 500 locations in over 80 distribution territories. Our company-owned distributors are located in key markets, including North America, Australia, Europe, the Middle East, India, China, Africa, Russia, Japan, Brazil, Singapore and Central America, while our joint venture distributors are located in key markets, including North America, South America, China, Thailand, Singapore and Vietnam.
The Distribution segment consists of the following businesses which service and/or distribute the full range of our products and services:

•	Parts and filtration;

•	Engines;

•	Power generation; and

•	Service.
The Distribution segment is organized into seven primary geographic regions:

•	North and Central America;

•	Asia Pacific;

•	Europe, Commonwealth of Independent States (CIS) and China;

•	Africa;

•	Middle East;

•	India; and

•	South America.
Asia Pacific is composed of six smaller regional distributor organizations (South Pacific, Korea, Japan, Philippines, Malaysia and Singapore) which allow us to better manage these vast geographic territories.
Our distribution network consists of independent, partially-owned and wholly-owned distributors which provide parts and service to our customers. These full-service solutions include maintenance contracts, engineering services and integrated products, where we customize our products to cater to specific needs of end-users. Our distributors also serve and develop dealers, predominantly OEM dealers, in their territories by providing new products, technical support, tools, training, parts and product information.
In addition to managing our involvement with our wholly-owned and partially-owned distributors, our Distribution segment is responsible for managing the performance and capabilities of our independent distributors. Our Distribution segment serves a highly diverse customer base with approximately 41 percent of its 2015 sales being generated from new engines and power generation equipment, compared to 43 percent in 2014, with its remaining sales generated by parts and filtration and service revenue.
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
In September 2013, we announced our intention to acquire the equity that we do not already own in most of our partially-owned North American distributors over three to five years. During 2015, we paid $120 million to acquire the remaining interest in three North American distributors including the related debt retirements. Refer to Note 20, "ACQUISITIONS," to our Consolidated Financial Statements for additional information.
Components Segment
Components segment sales and EBIT as a percentage of consolidated results were:

	Years ended December 31,
	2015	2014	2013
Percent of consolidated net sales(1)	21%	21%	21%
Percent of consolidated EBIT(1)	35%	27%	24%
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
Our Components segment is organized around the following businesses:

•
Emission solutions - Our emission solutions business is a global leader in designing, manufacturing and integrating aftertreatment technology and solutions for the commercial on-and off-highway medium-duty, heavy-duty and high-horsepower engine markets. Our emission solutions business develops and produces various emission solutions, including custom engineering systems and integrated controls, oxidation catalysts, particulate filters, oxides of nitrogen (NOx) reduction systems such as selective catalytic reduction and NOx adsorbers and engineered components including dosers and sensors. Our emission solutions business primarily serves markets in North America, Europe, China, Brazil, Russia and Australia and serves both OEM first fit and retrofit customers.

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

•
Filtration - Our filtration business designs, manufactures and sells filters, coolant and chemical products. Our filtration business offers over 8,300 products for first fit and aftermarket applications including air filters, fuel filters, fuel water separators, lube filters, hydraulic filters, coolants, fuel additives and other filtration systems to OEMs, dealers/distributors and end users. Our filtration business supports a wide customer base in a diverse range of markets including on-highway, off-highway segments such as oil and gas, agriculture, mining, construction, power generation, marine and industrial markets. We produce and sell globally recognized Fleetguard® branded products in over 160 countries including countries in North America, Europe, South America, Asia, Australia and Africa. Fleetguard products are available through thousands of distribution points worldwide.

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
Power Generation Segment
Power Generation segment sales and EBIT as a percentage of consolidated results were:

	Years ended December 31,
	2015	2014	2013
Percent of consolidated net sales(1)	11%	12%	14%
Percent of consolidated EBIT(1)	7%	6%	10%
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

•
Power Solutions - We provide turnkey solutions for distributed generation and energy management applications using natural or biogas as a fuel. The business also serves a global rental account for diesel and gas generator sets.

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
JOINT VENTURES, ALLIANCES AND NON-WHOLLY-OWNED SUBSIDIARIES
We have entered into a number of joint venture agreements and alliances with business partners around the world. Our joint ventures are either distribution or manufacturing entities. We also own controlling interests in non-wholly-owned manufacturing and distribution subsidiaries. Three entities, in which we own more than a 50 percent equity interest or have a controlling interest, are consolidated in our Distribution segment results as well as several manufacturing joint ventures in the other operating segments.
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
Financial information about our investments in joint ventures and alliances is incorporated by reference from Note 2, "INVESTMENTS IN EQUITY INVESTEES," to the Consolidated Financial Statements.
Our equity income from these investees was as follows:

	Years ended December 31,
In millions	2015		2014		2013
Distribution Entities
North American distributors	$33	12%	$107	32%	$129	40%
Komatsu Cummins Chile, Ltda.	31	11%	29	9%	25	8%
All other distributors	3	1%	4	1%	1	—%
Manufacturing Entities
Beijing Foton Cummins Engine Co., Ltd.	62	23%	(2)	(1)%	(4)	(1)%
Dongfeng Cummins Engine Company, Ltd.	51	19%	67	20%	63	19%
Chongqing Cummins Engine Company, Ltd.	41	15%	51	16%	58	18%
All other manufacturers	52	19%	74	23%	53	16%
Cummins share of net income(1)	$273	100%	$330	100%	$325	100%
___________________________________________________________
(1) This total represents our share of net income of our equity investees and is exclusive of royalties and interest income from our equity investees. To see how this amount reconciles to "Equity, royalty and interest income from investees" in the Consolidated Statements of Income, see Note 2, "INVESTMENTS IN EQUITY INVESTEES," to our Consolidated Financial Statements for additional information.

Distribution Entities

•
North American Distributors - At December 31, 2015, our distribution channel in North America included one unconsolidated distributor with a 50 percent ownership interest and one consolidated distributor in which we had more than a 50 percent ownership interest. While each distributor is a separate legal entity, the business of each is substantially the same as that of our wholly-owned distributors based in other parts of the world. All of our distributors, irrespective of their legal structure or ownership, offer the full range of our products and services to customers and end-users in their respective markets.

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

•
Beijing Foton Cummins Engine Co., Ltd. - Beijing Foton Cummins Engine Co., Ltd. is a joint venture in China with Beiqi Foton Motor Co., Ltd., a commercial vehicle manufacturer, which consists of two distinct lines of business, a light-duty business and a heavy-duty business. The light-duty business produces ISF 2.8 liter and ISF 3.8 liter families of our high performance light-duty diesel engines in Beijing. These engines are used in light-duty commercial trucks, pickup trucks, buses, multipurpose and sport utility vehicles with main markets in China, Brazil and Russia. Certain types of marine, small construction equipment and industrial applications are also served by these engine families. The heavy-duty business produces ISG 10.5 liter and ISG 11.8 liter families of our high performance heavy-duty diesel engines in Beijing. These engines are used in heavy-duty commercial trucks in China and will be used in world wide markets. Certain types of construction equipment and industrial applications will also be served by these engine families in the future.

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

We use a category strategy process (a process designed to create the most value for the company) that reviews our long term needs and guides decisions on what we make internally and what we purchase externally. For the items we decide to purchase externally, the strategies also identify the suppliers we should partner with long term to provide the best technology, the lowest total cost and highest supply chain performance. We design and/or manufacture our strategic components used in or with our engines and power generation units, including cylinder blocks and heads, turbochargers, connecting rods, camshafts, crankshafts, filters, alternators, electronic and emissions controls, and fuel systems. We source externally purchased material and manufactured components from leading global suppliers. Many key suppliers are managed through long-term supply agreements that assure capacity, delivery, quality and cost requirements are met over an extended period. Approximately 56 percent of the direct material in our product designs are single sourced to external suppliers. Although we have elected to source a relatively high proportion of our total raw materials and components from single suppliers, we have an established sourcing strategy and supplier management process to evaluate and mitigate risk. These processes are leading us to determine our need for dual sourcing and increase our use of dual and parallel sources to minimize risk and increase supply chain responsiveness. Our current target for dual and parallel sourcing is approximately 63 percent of our direct material spend. As of December 31, 2015, our analysis indicates that we have 44 percent of direct material spend with dual or parallel sources or 70 percent of our target.
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
LARGEST CUSTOMERS
We have thousands of customers around the world and have developed long-standing business relationships with many of them. PACCAR is our largest customer, accounting for approximately 15 percent of our consolidated net sales in 2015, compared to approximately 14 percent in 2014 and 12 percent in 2013. We have long-term supply agreements with PACCAR for our heavy-duty ISX 15 liter and ISX 11.9 liter engines and our ISL 9 liter mid-range engine. While a significant number of our sales to PACCAR are under long-term supply agreements, these agreements provide for particular engine requirements for specific vehicle models and not a specific volume of engines. PACCAR is our only customer accounting for more than 10 percent of our net sales in 2015. The loss of this customer or a significant decline in the production level of PACCAR vehicles that use our engines would have an adverse effect on our results of operations and financial condition. We have been an engine supplier to PACCAR for over 71 years. A summary of principal customers for each operating segment is included in our segment discussion.
In addition to our agreement with PACCAR, we have long-term heavy-duty engine supply agreements with Daimler Trucks North America, Navistar and Volvo Trucks North America and long-term mid-range supply agreements with Daimler Trucks North America, Navistar and MAN. We also have an agreement with Fiat Chrysler to supply engines for its Ram trucks. In our off-highway markets, we have various engine and component supply agreements across our mid-range and high-horsepower businesses with Komatsu Ltd., as well as various joint ventures and other license agreements in our Engine, Component and Distribution segments. Collectively, our net sales to these seven customers, including PACCAR, were approximately 40 percent of our consolidated net sales in 2015, compared to approximately 36 percent in 2014 and 34 percent in 2013. Excluding PACCAR, net sales to any single customer were less than 9 percent of our consolidated net sales in 2015, compared to less than

8 percent in 2014 and less than 7 percent in 2013. These agreements contain standard purchase and sale agreement terms covering engine and engine parts pricing, quality and delivery commitments, as well as engineering product support obligations. The basic nature of our agreements with OEM customers is that they are long-term price and operations agreements that help assure the availability of our products to each customer through the duration of the respective agreements. Agreements with most OEMs contain bilateral termination provisions giving either party the right to terminate in the event of a material breach, change of control or insolvency or bankruptcy of the other party.
BACKLOG
We have supply agreements with some truck and off-highway equipment OEMs, however most of our business is transacted through open purchase orders. These open orders are historically subject to month-to-month releases and are subject to cancellation on reasonable notice without cancellation charges and therefore are not considered firm. At December 31, 2015, we did not have any significant backlogs.
RESEARCH AND DEVELOPMENT
In 2015, we decreased our research, development and engineering expenses however; we continued to invest in future critical technologies and products. We will continue to make investments to improve our current technologies, continue to meet the future emission requirements around the world and improve fuel economy.
Our research and development program is focused on product improvements, innovations and cost reductions for our customers. Research and development expenditures include salaries, contractor fees, building costs, utilities, administrative expenses and allocation of corporate costs and are expensed, net of contract reimbursements, when incurred. From time to time, we enter into agreements with customers to fund a portion of the research and development costs of a particular project. We generally account for these reimbursements as an offset to the related research and development expenditure. Research and development expenses, net of contract reimbursements, were $718 million in 2015, $737 million in 2014 and $700 million in 2013. Contract reimbursements were $98 million in 2015, $121 million in 2014 and $76 million in 2013.
For 2015, 2014 and 2013, approximately $90 million, $60 million and $32 million, or 13 percent, 8 percent and 5 percent, respectively, of our research and development expenditures were directly related to compliance with 2017 EPA emission standards.
ENVIRONMENTAL SUSTAINABILITY
We adopted our first comprehensive environmental sustainability plan in 2014 to continue to positively impact the environment through the products we make, the way we use our facilities, management of our supply chain and improvement of the communities where we live and work. We examined our entire environmental footprint, focusing on the key areas of water, waste, energy and greenhouse gases and identified the top four environmental sustainability priorities of products in-use, materials and fuel efficiency, transportation and facilities and operations. We set initial goals in our facilities where we have the most data, influence and experience to:

•	reduce energy use and greenhouse gas emissions by 25 percent and 27 percent, respectively, by 2015 against a 2005 baseline and adjusted for sales;

•	reduce direct water use by 33 percent adjusted for hours worked and achieve water neutrality at 15 sites by 2020; and

•	increase our recycling rate from 88 percent to 95 percent and achieve zero disposal at 30 sites by 2020.
In 2015, we set two new environmental sustainability goals:

•
First, we will partner with customers to improve the fuel efficiency of our products in-use, to target an annual reduction of 3.5 million metric tons of carbon dioxide and save 350 million gallons of fuel by 2020 .

•	Second, we will work to utilize the most efficient methods and modes to move goods across the Cummins network to reduce carbon dioxide per kilogram of goods moved by 10 percent by 2020.
In addition, in 2016, we expect to articulate a strategy around efficiency in product design and a material management strategy to decouple business growth from natural resource use.
Since 2010, we reduced company-wide water use intensity by approximately 36 percent, U.S.-wide process-derived hazardous waste generation by approximately 29 percent and company-wide disposal waste by approximately 41 percent, all normalized to total work hours. As part of the U.S. Department of Energy's Better Buildings, Better Plants program, we pledged to achieve a 25 percent energy intensity (energy use adjusted for sales) reduction by 2015; at the end of 2014, we had achieved a 34 percent reduction.
We articulated our positions on key public policy issues and on a wide range of environmental issues. We are actively engaged with regulatory, industry and other stakeholder groups around the world as greenhouse gas and fuel efficiency standards become more prevalent globally. For the tenth consecutive year, we were named to the Dow Jones North American Sustainability Index and were included in the 2015 “Disclosure Leadership Index” of the Carbon Disclosure Project’s climate report. In 2014, we were identified as a “Natural Capital Decoupling Leader” by Green Biz Group and Trucost for reductions in environmental footprint amid company growth. Our Sustainability Report for 2014/2015 and prior reports as well as data book of more detailed environmental data are available on our website at www.cummins.com, although such reports and data book are not incorporated into this Form 10-K.
ENVIRONMENTAL COMPLIANCE
Product Environmental Compliance
Cummins strives to have robust certification and compliance processes, adhering to all emissions regulations worldwide, including prohibiting the use of defeat devices in all of our products. We are transparent with all governing bodies in these processes, from disclosure of the design and operation of the emission control system, to test processes and results, and later to any necessary reporting and corrective action processes if required.
We work collaboratively and proactively with emission regulators globally to ensure emission standards are clear, appropriately stringent, and enforceable, in an effort to ensure our products deliver on our commitments to our customers and the environment in real world use every day.
Our engines are subject to extensive statutory and regulatory requirements that directly or indirectly impose standards governing emission and noise. We have substantially increased our global environmental compliance presence and expertise to~~,~~ understand and meet emerging product environmental regulations around the world. Our ability to comply with these and future emission standards is an essential element in maintaining our leadership position in regulated markets. We have made, and will continue to make, significant capital and research expenditures to comply with these standards. Our failure to comply with these standards could result in adverse effects on our future financial results.
EU and EPA Engine Certifications
The current on-highway emission standards came into effect in the European Union (EU) on January 1, 2013 (Euro VI) and on January 1, 2010 for the EPA. To meet the more stringent heavy-duty on-highway emission standards, we used an evolution of our proven selective catalytic reduction (SCR) and exhaust gas recirculation (EGR) technology solutions and refined them for the EU and EPA certified engines to maintain power and torque with substantial fuel economy improvement and maintenance intervals comparable with our previous compliant engines. We offer a complete lineup of on-highway engines to meet the near-zero emission standards. Mid-range and heavy-duty engines for EU and EPA require NOx aftertreatment. NOx reduction is achieved by an integrated technology solution comprised of the XPI High Pressure Common Rail fuel system, SCR technology, next-generation cooled EGR, advanced electronic controls, proven air handling and the Cummins Diesel Particulate Filter (DPF). The EU, EPA, and California Air Resources Board (CARB) have certified that our engines meet the current emission requirements. Emission standards in international markets, including Japan, Mexico, Australia, Brazil, Russia, India and China are becoming more stringent. We believe that our experience in meeting the EU and EPA emission standards leaves us well positioned to take advantage of opportunities in these markets as the need for emission control capability grows.
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

Other Environmental Statutes and Regulations
Expenditures for environmental control activities and environmental remediation projects at our facilities in the U.S. have not been a substantial portion of our annual capital outlays and are not expected to be material in 2016. We believe we are in compliance in all material respects with laws and regulations applicable to our plants and operations.
In the U.S., pursuant to notices received from federal and state agencies and/or defendant parties in site environmental contribution actions, we have been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended or similar state laws, at fewer than 20 waste disposal sites. Based upon our experiences at similar sites we believe that our aggregate future remediation costs will not be significant. We have established accruals that we believe are adequate for our expected future liability with respect to these sites.
In addition, we have several other sites where we are working with governmental authorities on remediation projects. The costs for these remediation projects are not expected to be material.
EMPLOYEES
At December 31, 2015, we employed approximately 55,200 persons worldwide. Approximately 17,740 of our employees worldwide are represented by various unions under collective bargaining agreements that expire between 2016 and 2021.
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

EXECUTIVE OFFICERS OF THE REGISTRANT
Following are the names and ages of our executive officers, their positions with us at January 31, 2016 and summaries of their backgrounds and business experience:

Name and Age	Present Cummins Inc. position and year appointed to position	Principal position during the past five years other than Cummins Inc. position currently held
N. Thomas Linebarger (53)	Chairman of the Board of Directors and Chief Executive Officer (2012)	President and Chief Operating Officer (2008-2011)
Richard J. Freeland (58)	President and Chief Operating Officer (2014)	Vice President and President— Engine Business (2010-2014)
Sherry A. Aaholm (53)	Vice President—Chief Information Officer (2013)	Executive Vice President, Information Technology, FedEx Services (2006-2013)
Sharon R. Barner (58)	Vice President—General Counsel (2012)	Partner—Law firm of Foley & Lardner (2011-2012) Deputy Under Secretary of Commerce—Intellectual Property and Deputy Director of the United States Patent and Trademark Office (2009-2011)
Steven M. Chapman (61)	Group Vice President—China and Russia (2009)
Jill E. Cook (52)	Vice President—Chief Human Resources Officer (2003)
Dave J. Crompton (50)	Vice President and President— Engine Business (2014)	Vice President and General Manager—Engine Business (2013-2014) Vice President and General Manager—Midrange Engine Business (2005-2013)
Tracy A. Embree (42)	Vice President and President— Components Group and Business Development (2015)	Vice President and President— Turbo Technologies (2012-2014) General Manager, Turbo Technologies—Asia (2011-2012) Executive Director—On Highway Business (2010-2011)
Thaddeaus B. Ewald (48)	Vice President—Corporate Strategy and Business Development (2010)
Marsha L. Hunt (52)	Vice President—Corporate Controller (2003)
Donald G. Jackson (46)	Vice President—Treasurer (2015)	Executive Director—Assistant Treasurer (2013-2015) Vice President—Americas Finance, Hewlett-Packard Co. (2010-2013)
Antonio Leitao (51)	Vice President and President—Power Generation (2015)	Vice President—Power Products (2011 - 2015) Executive Director—Global Commercial Products (2008-2011)
Mark J. Osowick (48)	Vice President—Human Resources Operations (2014)	Executive Director—Human Resources, Components Segment & India ABO (2010-2014)
Marya M. Rose (53)	Vice President—Chief Administrative Officer (2011)	Vice President—General Counsel and Corporate Secretary (2001-2011)

Jennifer Rumsey (42)	Vice President—Chief Technical Officer (2015)	Vice President—Engineering, Heavy Duty, Medium and Light Duty Products (2013-2014) Executive Director—HD Engineering (2010-2013)
Livingston L. Satterthwaite (55)	Vice President and President—Distribution Business (2015)	Vice President and President—Power Generation (2008-2015)
Anant J. Talaulicar (54)	Vice President, and Chairman and Managing Director—Cummins India Area Business Organization (2003)	Vice President and President—Components Group (2010-2014)
Patrick J. Ward (52)	Vice President—Chief Financial Officer (2008)
Lisa M. Yoder (52)	Vice President—Global Supply Chain & Manufacturing (2011)	Vice President—Corporate Supply Chain (2010-2011)
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
Our financial performance in the last 3 years has been supported by improving demand in on-highway markets in North America, while demand in most international markets has been weak. Our revenues from international markets have been significantly impacted by unfavorable foreign currency fluctuations related to the stronger U.S. dollar and slower growth in emerging markets, especially China, which has negatively impacted global demand for off-highway equipment. If the global economy or some of our significant markets encounter a sustained slowdown, depending upon the length, duration and severity of such a slowdown, our results of operations, financial condition or cash flows would almost certainly be materially adversely affected. Specifically, our revenues would likely decrease, we may be forced to consider further restructuring actions, we may need to increase our allowance for doubtful accounts, our days sales outstanding may increase and we could experience impairments to assets of certain of our businesses.
A downturn in the North American truck industry or other factors negatively affecting any of our truck OEM customers could materially adversely impact our results of operations.
We recognize significant sales of engines and components to a few large truck OEMs in North America. The North American on-highway markets have been a large driver of our positive business results for the last few years. If the North American truck market suffers a significant downturn, or if one of our large truck OEM customers experiences financial distress or bankruptcy, such circumstance would likely lead to significant reductions in our revenues and earnings, commercial disputes, receivable collection issues, and other negative consequences that could have a material adverse impact on our results of operations.
Our truck manufacturers and original equipment manufacturers (OEMs) customers may not continue to outsource their engine supply needs.
Several of our engine customers, including PACCAR, Volvo AB, Navistar, Fiat Chrysler Daimler and DCEC, are truck manufacturers or OEMs that manufacture engines for some of their own products. Despite their own engine manufacturing abilities, these customers have historically chosen to outsource certain types of engine production to us due to the quality of our engine products, our emission capabilities, our systems integration, their customers' preferences, their desire for cost reductions, their desire for eliminating production risks and their desire to maintain company focus. However, there can be no assurance that these customers will continue to outsource, or outsource as much of, their engine production in the future. In fact, several of these customers have expressed their intention to significantly increase their own engine production and to decrease engine purchases from us. In addition, increased levels of OEM vertical integration could result from a number of factors, such as shifts in our customers' business strategies, acquisition by a customer of another engine manufacturer, the inability of third-party suppliers to meet product specifications and the emergence of low-cost production opportunities in foreign countries. Any significant reduction in the level of engine production outsourcing from our truck manufacturer or OEM customers could have a material adverse effect on our results of operations.
The discovery of any significant problems with our recently-introduced engine platforms in North America could materially adversely impact our results of operations, financial condition and cash flow.
The EPA and CARB have certified all of our 2012/2013 on-highway and off-highway engines, which utilize SCR technology to meet requisite emission levels. We introduced SCR technology into our engine platforms in 2010. The effective performance of SCR technology and the overall performance of these engine platforms impact a number of our operating segments and remain crucial to our success in North America. While these 2010 and 2013 engine platforms have generally performed well in the field, the discovery of any significant problems in these platforms could result in recall campaigns, increased warranty costs, reputational risk and brand risk, and could materially adversely impact our results of operations, financial condition or cash flows.

Further slowdown in infrastructure development could adversely affect our business.
Infrastructure development has been a significant driver of growth over time, but as the pace of investment in infrastructure has slowed in recent years, especially in the emerging markets of China and Brazil, demand for our products in off-highway markets has weakened. If the slowdown in infrastructure development continues or increases in severity as a result of weaker economic growth or other circumstances, our business could be adversely affected.
Unpredictability in the adoption, implementation and enforcement of increasingly stringent emission standards by multiple jurisdictions around the world could adversely affect our business.
Our engines are subject to extensive statutory and regulatory requirements governing emission and noise, including standards imposed by the EPA, the European Union, state regulatory agencies (such as the CARB) and other regulatory agencies around the world. We have made, and will be required to continue to make, significant capital and research expenditures to comply with these emission standards. Developing engines and components to meet numerous changing government regulatory requirements, with different implementation timelines and emission requirements, makes developing engines efficiently for multiple markets complicated and could result in substantial additional costs that may be difficult to recover in certain markets. In some cases, we may be required to develop new products to comply with new regulations, particularly those relating to air emissions. While we have met previous deadlines, our ability to comply with other existing and future regulatory standards will be essential for us to maintain our position in the engine markets we serve. The successful development and introduction of new and enhanced products in order to comply with new regulatory requirements are subject to other risks, such as delays in product development, cost over-runs and unanticipated technical and manufacturing difficulties.

In addition to these risks, the nature and timing of government implementation and enforcement of increasingly stringent emission standards in emerging markets are unpredictable and subject to change. Any delays in implementation or enforcement could result in the products we developed or modified to comply with these standards becoming unnecessary or becoming necessary later than expected thereby, in some cases, negating our competitive advantage. This in turn can delay, diminish or eliminate the expected return on capital and research expenditures that we have invested in such products and may adversely affect our perceived competitive advantage in being an early, advanced developer of compliant engines.
We are subject to foreign currency exchange rate and other related risks.
We conduct operations in many areas of the world involving transactions denominated in a variety of currencies. We are subject to foreign currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenues. In addition, since our financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our results of operations. The U.S. dollar has strengthened in recent years and has resulted in material unfavorable impacts on our financial statements. If the U.S. dollar continues to strengthen against other currencies, we will continue to experience additional unfavorable impacts to our financial statements.

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
We derive significant income from investees that we do not directly control.
For 2015, we recognized $315 million of equity, royalty and interest income from investees, compared to $370 million in 2014. Approximately half of our equity, royalty and interest income from investees is from three of our 50 percent owned joint ventures in China, Beijing Foton Cummins Engine Co., Ltd. (BFCEC), Dongfeng Cummins Engine Company, Ltd. (DCEC) and Chongqing Cummins Engine Company, Ltd. (CCEC). As a result, although a significant percentage of our net income is derived from these unconsolidated entities, we do not unilaterally control their management or their operations, which puts a substantial portion of our net income at risk from the actions or inactions of these entities. A significant reduction in the level of contribution by these entities to our net income would likely have a material adverse effect on our results of operations.

We may fail to realize all of the expected enhanced revenue, earnings, cash flow, cost savings and other benefits from the integration of our partially-owned United States and Canadian distributors.
Our ability to realize all of the expected enhanced revenue, earnings, cash flow, cost savings and other benefits from our recent distributor acquisitions will depend, in substantial part, on our ability to successfully complete the integration of the acquired distributors with our other businesses. While we believe we will ultimately achieve these expected benefits, it is possible that we will be unable to achieve all of the objectives within our anticipated time frame or in the anticipated amounts. The expected benefits from integration also may not be fully realized or may be delayed due to certain prohibitions in applicable state franchise and distributor laws. If we are not able to successfully complete our integration strategy, the anticipated enhanced revenue, earnings, cash flow, cost savings and other benefits, resulting from our distributor acquisitions may not be realized fully or may take longer to realize than expected.
Delays encountered or increased costs incurred in completing the integration of these acquisitions could negatively impact our revenues, expenses, operating results, cash flow and financial condition after completion of the acquisitions, including the loss of current customers or suppliers, increased exposure to legal claims and other liabilities and the distraction or departure of key managers and employees.
Our plan to grow through strategic acquisitions may expose us to additional costs and risks.
Part of our strategic plan is to increase our revenue and earnings by strategic acquisitions if we determine they are likely to provide future financial and operational benefits. There can be no assurance that we will be able to identify suitable candidates or consummate these acquisitions on favorable terms. The successful identification and completion of any strategic acquisition depends on a number of factors that are not entirely within our control, including the availability of suitable candidates and our ability to negotiate terms acceptable to all parties involved, conclude satisfactory agreements and obtain all necessary regulatory approvals. Accordingly, we may not be able to successfully negotiate and complete a specific transaction. In addition, our ability to effectively integrate any potential acquisition into our existing business and culture may not be successful, which could jeopardize future financial and operational performance for the combined businesses. The exploration, negotiation and consummation of strategic transactions may involve significant expenditures by us, which may adversely affect our results of operations at the time such expenses are incurred, and may divert management’s attention from our existing business. Acquisitions also may have adverse effects on our existing business relationships with suppliers and customers.

If required, the financing for strategic transactions could result in an increase in our indebtedness, dilute the interests of our shareholders or both. Any acquisition may not be accretive to us for a significant period of time following the completion of such acquisition. In addition, if an acquisition results in any additional goodwill or increase in other intangible assets on our balance sheet and subsequently becomes impaired, we would be required to record a non-cash impairment charge, which could result in a material adverse effect on our financial condition and results of operations.
We may experience difficulties and delays or unexpected costs in completing our restructuring and cost reduction initiatives, including achieving any anticipated savings and other benefits of these initiatives.
During the fourth quarter of 2015, we undertook restructuring and cost reduction initiatives to respond to the slowdown in our global markets. As we implement these initiatives, we may not realize anticipated savings or other benefits from one or more of the initiatives in the amounts or within the time periods we expect. Other events and circumstances, such as implementation difficulties and delays or unexpected costs, may occur which could result in our not realizing our targeted cost reductions. We are also subject to the risks of negative publicity and business disruption in connection with our restructuring and other cost reduction initiatives. If we are unable to realize the expected savings or benefits from these initiatives, certain aspects of our business may be adversely affected. If we experience any of these circumstances or otherwise fail to realize the anticipated savings or benefits from our restructuring and cost reduction initiatives, our results of operations could be materially and adversely affected.
We are vulnerable to supply shortages from single-sourced suppliers.
During 2015, we single sourced approximately 56 percent of the total types of parts in our product designs, compared to approximately 55 percent in 2014. Any delay in our suppliers' deliveries may adversely affect our operations at multiple manufacturing locations, forcing us to seek alternative supply sources to avoid serious disruptions. Delays may be caused by factors affecting our suppliers, including capacity constraints, labor disputes, economic downturns, availability of credit, the impaired financial condition of a particular supplier, suppliers' allocations to other purchasers, weather emergencies, natural disasters or acts of war or terrorism. Any extended delay in receiving critical supplies could impair our ability to deliver products to our customers and our results of operations.

Our products are exposed to variability in material and commodity costs.
Our businesses establish prices with our customers in accordance with contractual time frames; however, the timing of material and commodity market price increases may prevent us from passing these additional costs on to our customers through timely pricing actions. Additionally, higher material and commodity costs around the world may offset our efforts to reduce our cost structure. While we customarily enter into financial transactions and contractual pricing adjustment provisions with our customers that attempt to address some of these risks (notably with respect to copper, platinum and palladium), there can be no assurance that commodity price fluctuations will not adversely affect our results of operations. In addition, while the use of commodity price hedging instruments and contractual pricing adjustments may provide us with some protection from adverse fluctuations in commodity prices, by utilizing these instruments we potentially forego the benefits that might result from favorable fluctuations in price. As a result, higher material and commodity costs, as well as hedging these commodity costs during periods of decreasing prices, could result in declining margins.
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
We are exposed to, and may be adversely affected by, potential security breaches or other disruptions to our information technology systems and data security.
We rely on the capacity, reliability and security of our information technology systems and data security infrastructure in connection with various aspects of our business activities. We also rely on our ability to expand and continually update these systems and infrastructure in response to the changing needs of our business. As we implement new systems, they may not perform as expected. We also face the challenge of supporting our older systems and implementing necessary upgrades. In addition, some of these systems are managed by third party service providers and are not under our direct control. If we experience a problem with an important information technology system, including during system upgrades and/or new system implementations, the resulting disruptions could have an adverse effect on our business and reputation.
The information handled by our information technology systems is vulnerable to security threats. Our operations routinely involve receiving, storing, processing and transmitting sensitive information pertaining to our business, customers, dealers, suppliers, employees and other sensitive matters. Information technology security threats such as security breaches, computer malware and other "cyber attacks," which are increasing in both frequency and sophistication could result in unauthorized disclosures of information and create financial liability, subject us to legal or regulatory sanctions or damage our reputation with customers, dealers, suppliers and other stakeholders. We continuously seek to maintain a robust program of information security and controls, but the impact of a material information technology event could have a material adverse effect on our competitive position, reputation, results of operations, financial condition and cash flow.
We are exposed to political, economic and other risks that arise from operating a multinational business.
Approximately 44 percent of our net sales for 2015 and 48 percent in 2014 were attributable to customers outside the U.S. Accordingly, our business is subject to the political, economic and other risks that are inherent in operating in numerous countries. These risks include:

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
We are subject to income taxes in the U.S. and numerous international jurisdictions. Our income tax provision and cash tax liability in the future could be adversely affected by changes in the distribution of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes to our assertions regarding permanent reinvestment of our foreign earnings, changes in tax laws and the discovery of new information in the course of our tax return preparation process. The carrying value of deferred tax assets, which are predominantly in the U.S., is dependent on our ability to generate future taxable income in the U.S. We are also subject to ongoing tax audits. These audits can involve complex issues, which may require an extended period of time to resolve and can be highly judgmental. Tax authorities may disagree with certain tax reporting positions taken by us and, as a result, assess additional taxes against us. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. The amounts ultimately paid upon resolution of these or subsequent tax audits could be materially different from the amounts previously included in our income tax provision and, therefore, could have a material impact on our tax provision.
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
We can experience idle capacity as economies slow or demand for certain products decline. Accurately forecasting our expected volumes and appropriately adjusting our capacity have been, and will continue to be, important factors in determining our results of operations. If we overestimate our demand and overbuild our capacity, we may have significantly underutilized assets and we may experience reduced margins. If we do not accurately align our manufacturing capabilities with demand it could have a material adverse effect on our results of operations.

Our business is exposed to risks of product liability claims.
We face an inherent business risk of exposure to product liability claims in the event that our products' failure to perform to specification results or is alleged to result in property damage, bodily injury and/or death. At any given time, we are subject to various and multiple product liability claims, any one of which, if decided adversely to us, may have a material adverse effect on our reported results of operation in the period in which our liability with respect to any such claim is recognized. While we maintain insurance coverage with respect to certain product liability claims, we may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against product liability claims. In addition, product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant periods of time, regardless of the ultimate outcome. Furthermore, even if we are successful in defending against a claim relating to our products, claims of this nature could cause our customers to lose confidence in our products and us.
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
At December 31, 2015, we employed approximately 55,200 persons worldwide. Approximately 17,740 of our employees worldwide are represented by various unions under collective bargaining agreements that expire between 2016 and 2021. While we have no reason to believe that we will be materially impacted by work stoppages or other labor matters, there can be no assurance that future issues with our labor unions will be resolved favorably or that we will not encounter future strikes, work stoppages, or other types of conflicts with labor unions or our employees. Any of these consequences may have an adverse effect on us or may limit our flexibility in dealing with our workforce. In addition, many of our customers and suppliers have unionized work forces. Work stoppages or slow-downs experienced by our customers or suppliers could result in slow-downs or closures that would have a material adverse effect on our results of operations, financial condition and cash flow.

Our financial statements are subject to changes in accounting standards that could adversely impact our profitability or financial position.
Our financial statements are subject to the application of generally accepted accounting principles (GAAP) in the United States of America, which are periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board. Recently, accounting standard setters issued new guidance which further interprets or seeks to revise accounting pronouncements related to revenue recognition and lease accounting as well as to issue new standards expanding disclosures. The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in our annual and quarterly reports on Form 10-K and Form 10-Q. An assessment of proposed standards is not provided, as such proposals are subject to change through the exposure process and, therefore, their effects on our financial statements cannot be meaningfully assessed. It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on the reported results of operations and financial position.
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
India: Pirangut, Ahmendnagar, Ranjangaon, Phaltan
Mexico: San Luis Potosi
Romania: Craiova
U.K.: Margate, Manston, Stamford
Nigeria: Lagos
In addition, engines and engine components are manufactured by joint ventures or independent licensees at manufacturing plants in the U.S., China, India, Mexico and Sweden.

Distribution Facilities
The principal distribution facilities used by our Distribution and Engine segments are located in the following locations:

Segment	U.S. Facilities	Facilities Outside the U.S.
Distribution	Alaska: Anchorage	Australia: Scoresby
	Arkansas: Little Rock	Canada: Vancouver, Montreal
	Colorado: Commerce City, Henderson	Germany: Gross Gerau
	Florida: Orlando	India: Pune
	Georgia: Atlanta	Japan: Tokyo
	Illinois: Hodgkins	Korea: Cheonan
	Indiana: Indianapolis	Russia: Moscow
	Kansas: Wichita	Singapore: Singapore SG
	Louisiana: Kenner	South Africa: Johannesburg
	Massachusetts: Dedham	U.K.: Wellingborough
	Michigan: Grand Rapids	United Arab Emirates: Dubai
Minnesota: White Bear Lake
Missouri: Kansas City
Nebraska: Omaha
New Mexico: Farmington
New York: Bronx
North Carolina: Charlotte
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
(b)   Use of proceeds—not applicable.
(c)   The following information is provided pursuant to Item 703 of Regulation S-K:

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
September 28 - November 1, 2015	298,106	$107.96	296,901	107,561
November 2 - November 29, 2015	1,621,179	103.62	1,621,179	111,730
November 30 - December 31, 2015	568,940	88.11	567,670	121,113
Total	2,488,225	100.59	2,485,750
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
In July 2014, our Board of Directors authorized the acquisition of up to $1 billion of additional common stock. We repurchased $250 million of stock under this authorization during the three months ended December 31, 2015. In November 2015, our Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon the completion of the 2014 repurchase plan.
During the fourth quarter of 2015, we repurchased 2,475 shares from employees in connection with the Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock on an installment basis up to an established credit limit. Loans are issued for five-year terms at a fixed interest rate established at the date of purchase and may be refinanced after its initial five-year period for an additional five-year period. Participants must hold shares for a minimum of six months from date of purchase. If the shares are sold before the loan is paid off, the employee must wait six months before another share purchase may be made. We hold participants’ shares as security for the loans and would, in effect repurchase shares if the participant defaulted in repayment of the loan. There is no maximum amount of shares that we may purchase under this plan.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
AMONG CUMMINS INC., S&P 500 INDEX AND CUSTOM PEER GROUP

ASSUMES $100 INVESTED ON DEC. 31, 2010
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DEC. 31, 2015

ITEM 6.    Selected Financial Data
The selected financial information presented below for each of the last five years ended December 31, beginning with 2015, was derived from our Consolidated Financial Statements. This information should be read in conjunction with our Consolidated Financial Statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

In millions, except per share amounts	2015	2014	2013	2012	2011
For the years ended December 31,
Net sales	$19,110	$19,221	$17,301	$17,334	$18,048
U.S. percentage of sales	56%	52%	48%	47%	41%
Non-U.S. percentage of sales	44%	48%	52%	53%	59%
Gross margin(1)	4,947	4,861	4,280	4,416	4,589
Research, development and engineering expenses	735	754	713	728	629
Equity, royalty and interest income from investees	315	370	361	384	416
Interest expense(2)	65	64	41	32	44
Net income attributable to Cummins Inc.(3)	1,399	1,651	1,483	1,645	1,848
Earnings per common share attributable to Cummins Inc.
Basic	$7.86	$9.04	$7.93	$8.69	$9.58
Diluted	7.84	9.02	7.91	8.67	9.55
Cash dividends declared per share	3.51	2.81	2.25	1.8	1.325
Net cash provided by operating activities	$2,059	$2,266	$2,089	$1,532	$2,073
Capital expenditures	744	743	676	690	622
At December 31,
Cash and cash equivalents	$1,711	$2,301	$2,699	$1,369	$1,484
Total assets	15,134	15,764	14,728	12,548	11,668
Long-term debt(2)	1,576	1,577	1,672	698	658
Total equity(4)	7,750	8,093	7,870	6,974	5,831
_____________________________________________________________
(1) We revised the classification of certain amounts for "Cost of sales" and "Selling, general and administrative expenses" for 2013 and 2012. Certain activities that were previously classified in "Selling, general and administrative expenses" are now classified as "Cost of sales." The reclassifications for the years ended December 31, 2013 and 2012, were $103 million and $92 million, respectively. The revision had no impact on reported net income, cash flows or the balance sheet. The amounts for the year ended December 31, 2011, were not reclassified to be consistent with the current presentation.
(2) In September 2013, we issued $1 billion of senior unsecured debt.
(3) For the year ended December 31, 2015, consolidated net income included $211 million for an impairment of light-duty diesel assets ($133 million after-tax), $90 million of restructuring actions and other charges ($61 million after-tax) and a $60 million accrual for a loss contingency ($38 million after-tax). For the year ended December 31, 2014, consolidated net income included $32 million of restructuring and other charges ($21 million after-tax) for operating actions related to the Power Generation segment. For the year ended December 31, 2012, consolidated net income included $52 million of restructuring and other charges ($35 million after-tax) and a $20 million charge ($12 million after-tax) related to legal matters. For the year ended December 31, 2011, consolidated net income included a $68 million gain ($37 million after-tax) related to the disposition of certain assets and liabilities of our exhaust business and a $53 million gain ($33 million after-tax) recorded for the disposition of certain assets and liabilities of our light-duty filtration business, both from the Components segment, and a $38 million gain ($24 million after-tax) related to flood damage recoveries from the insurance settlement related to a June 2008 flood in Southern Indiana.
(4) In 2015, 2014, 2013, 2012 and 2011, we recorded non-cash charges (credits) to equity of $63 million, $78 million, $(102) million, $83 million and $96 million, respectively, to record net actuarial (gains) losses associated with the valuation of our pension plans. These (gains) losses include the effects of market conditions on our pension trust assets and the effects of economic factors on the valuation of the pension liability. In 2015, 2014, 2013, 2012 and 2011, we recorded non-cash charges (credits) to equity of $290 million, $227 million, $18 million, ($37) million and $108 million, respectively, to record unrealized (gains) losses associated with the foreign currency translation adjustments.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
ORGANIZATION OF INFORMATION
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) was prepared to provide the reader with a view and perspective of our business through the eyes of management and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes to those financial statements. Our MD&A is presented in the following sections:

•	Executive Summary and Financial Highlights

•	2016 Outlook

•	Results of Operations

•	Comprehensive Income

•	Operating Segment Results

•	Liquidity and Capital Resources

•	Contractual Obligations and Other Commercial Commitments

•	Application of Critical Accounting Estimates

•	Recently Adopted and Recently Issued Accounting Pronouncements
EXECUTIVE SUMMARY AND FINANCIAL HIGHLIGHTS
We are a global power leader that designs, manufactures, distributes and services diesel and natural gas engines and engine-related component products, including filtration, aftertreatment, turbochargers, fuel systems, controls systems, air handling systems and electric power generation systems. We sell our products to original equipment manufacturers (OEMs), distributors and other customers worldwide. We have long-standing relationships with many of the leading manufacturers in the markets we serve, including PACCAR Inc, Daimler Trucks North America, Navistar International Corporation, Fiat Chrysler Automobiles (Fiat Chrysler), Volvo AB, Komatsu and MAN Nutzfahrzeuge AG. We serve our customers through a network of approximately 600 company-owned and independent distributor locations and over 7,200 dealer locations in more than 190 countries and territories.
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
Worldwide revenues declined 1 percent in 2015 compared to 2014, primarily due to unfavorable foreign currency fluctuations, lower global demand in most industrial markets and lower on-highway demand in international markets, especially in Brazil, mostly offset by the consolidation of our partially-owned North American distributors since December 31, 2013 and higher demand in North American on-highway markets. Continued international economic weakness in 2015 negatively impacted our international revenues, which declined by 11 percent with sales down in most of our markets, especially in Brazil and Europe as a result of their challenging economic conditions and slower growth in China. The decline in international sales was primarily due to unfavorable foreign currency impacts of 4 percent (primarily in the euro, Brazilian real, Australian dollar, Canadian dollar, British pound and Indian rupee), declines in international industrial markets led by declines in the commercial marine market and the construction market (primarily in Europe) and lower demand in on-highway markets (primarily in Brazil and China). Revenue in the U.S. and Canada improved by 7 percent primarily due to increased Distribution segment sales related to the consolidation of North American distributors and higher demand in North American on-highway markets, partially offset by lower demand in construction and mining markets.
The following table contains sales and earnings before interest expense, income tax expense and noncontrolling interests (EBIT) results by operating segment for the years ended December 31, 2015 and 2014. Refer to the section titled "Operating Segment Results" for a more detailed discussion of net sales and EBIT by operating segment including the reconciliation of segment EBIT to income before income taxes.
Operating Segments

	2015				2014			Percent change
		Percent of Total				Percent of Total		2015 vs. 2014
In millions	Sales		EBIT		Sales		EBIT	Sales	EBIT
Engine	$10,449	55%	$807	(1)(2)(3)	$10,962	57%	$1,225	(5)%	(34)%
Distribution	6,229	33%	412	(2)	5,174	27%	491	20%	(16)%
Components	5,172	27%	727	(1)(2)	5,118	27%	684	1%	6%
Power Generation	2,740	14%	156	(2)	2,896	15%	168	(5)%	(7)%
Intersegment eliminations	(5,480)	(29)%	—		(4,929)	(26)%	—	11%	—
Non-segment	—	—	(12)	(2)	—	—	(70)	—	(83)%
Total	$19,110	100%	$2,090		$19,221	100%	$2,498	(1)%	(16)%
_____________________________________________________
(1) The year ended December 31, 2015, included an impairment of light-duty diesel assets for the Engine and Components segments of $202 million and $9 million, respectively.
(2) The year ended December 31, 2015, included $90 million of restructuring actions and other charges. Restructuring actions and other charges for the Engine, Distribution, Components, Power Generation and Non-segment segments were $26 million, $23 million, $13 million, $19 million and $9 million, respectively. See Results of Operations for additional information.
(3) The year ended December 31, 2015, included a $60 million accrual for a loss contingency. See Note 14, "COMMITMENTS AND CONTINGENCIES," to the Consolidated Financial Statements for additional information.
Net income attributable to Cummins Inc. for 2015 was $1,399 million, or $7.84 per diluted share, on sales of $19.1 billion, compared to 2014 net income attributable to Cummins Inc. of $1,651 million, or $9.02 per diluted share, on sales of $19.2 billion. The decrease in net income and earnings per share was driven by our impairment of light-duty diesel assets, unfavorable foreign currency fluctuations, restructuring actions, loss contingency, lower other income as a result of larger gains recognized in 2014 from the acquisition of North American distributors and lower equity, royalty and interest income from investees. These decreases were partially offset by improved gross margin, lower research, development and engineering expenses and a lower effective tax rate of 27.4 percent in 2015 versus 28.7 percent in 2014. The increase in gross margin was primarily due to improved Distribution segment sales from the consolidation of partially-owned North American distributors since December 31, 2013 and lower material and commodity costs, partially offset by unfavorable foreign currency fluctuations (primarily in the Australian dollar, Canadian dollar, Brazilian real and euro), unfavorable pricing, unfavorable mix and lower volumes. Diluted earnings per share for 2015 benefited $0.14 per share from lower shares outstanding, primarily due to purchases under the stock repurchase program.
We generated $2.1 billion of operating cash flows in 2015, compared to $2.3 billion in 2014. Refer to the section titled "Cash Flows" in the "Liquidity and Capital Resources" section for a discussion of items impacting cash flows.
During 2015, we repurchased $900 million of common stock under our authorized repurchase plans. In November 2015, our Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon the completion of the 2014 repurchase plan.
During 2015, we paid $120 million to acquire the remaining interest in three North American distributors, including the related debt retirements, and recognized a total gain of $18 million on the fair value adjustment resulting from the acquisition of the controlling interests in two of these previously unconsolidated entities. We plan to spend an additional $85 million to $110 million on North American distributor acquisitions and the related debt retirements in 2016. Refer to Note 20, "ACQUISITIONS," to the Consolidated Financial Statements for additional information.

On November 13, 2015, we entered into an amended and restated five-year revolving credit agreement with a syndicate of lenders. The credit agreement provides us with a $1.75 billion senior unsecured revolving credit facility, the proceeds of which are to be used for working capital or other general corporate purposes.
Our debt to capital ratio (total capital defined as debt plus equity) at December 31, 2015, was 17.5 percent, compared to 17.2 percent at December 31, 2014. At December 31, 2015, we had $1.8 billion in cash and marketable securities on hand and access to our credit facilities, if necessary, to meet currently anticipated investment and funding needs. As of the date of filing this Annual Report on Form 10-K, our credit ratings were as follows:

Credit Rating Agency	Senior L-T Debt Rating	Outlook	Last Updated
Standard & Poor’s Rating Services	A+	Stable	August 2014
Fitch Ratings	A	Stable	October 2015
Moody’s Investors Service, Inc.	A2	Stable	December 2014
In July 2015, our Board of Directors authorized an increase to our quarterly dividend of 25 percent from $0.78 per share to $0.975 per share.
Our global pension plans, including our unfunded and non-qualified plans, were 111 percent funded at December 31, 2015. Our U.S. qualified plan, which represents approximately 57 percent of the worldwide pension obligation, was 119 percent funded and our U.K. plan was 123 percent funded. We expect to contribute approximately $150 million to our global pension plans in 2016. Refer to application of critical accounting estimates within MD&A and Note 10, "PENSION AND OTHER POSTRETIREMENT BENEFITS," to the Consolidated Financial Statements, for additional information concerning our pension and other post-retirement benefit plans.
In the fourth quarter of 2015, we recorded an impairment charge of $211 million related to our light-duty diesel manufacturing assets ($202 million in our Engine segment and $9 million in our Components segment) to adjust the assets to their fair value of $35 million ($33 million for the Engine segment and $2 million for the Components segment). See Note 3, "IMPAIRMENT OF LIGHT-DUTY DIESEL ASSETS," to the Consolidated Financial Statements, for additional information.
In the fourth quarter of 2015, we initiated a reduction in our worldwide work force of approximately 1,900 employees in response to lower demand for our products in the U.S. and key markets around the world. The employee reductions occurred across all parts of the company. We incurred a fourth quarter charge of $90 million ($61 million after-tax) for the headcount reductions, of which $86 million will be settled in cash and an additional $4 million for impairment and other related charges. We will continue to evaluate our manufacturing facilities and make adjustments as necessary to align with changing demand and drive efficiencies in our business. See Note 4, "RESTRUCTURING ACTIONS AND OTHER CHARGES," to the Consolidated Financial Statements, for additional information.
In the fourth quarter of 2015, we incurred a loss contingency of $60 million in Other operating expense, net in our Consolidated Statements of Income. See Note 14, "COMMITMENTS AND CONTINGENCIES," to the Consolidated Financial Statements, for additional information. This charge was included in our Engine segment results.
On February 9, 2016, we entered into an accelerated share repurchase (ASR) agreement with Goldman, Sachs & Co. to purchase $500 million of our common stock. This ASR agreement is part of our previously announced share repurchase plans authorized by the Board of Directors. Pursuant to the terms of the agreement, there will be an initial delivery of approximately 4 million shares. The final number of shares to be repurchased will be based on our volume-weighted average stock price during the terms of the transaction, less a discount. The ASR is expected to be completed by the end of the second quarter of 2016.

2016 OUTLOOK
Near-Term
Our outlook reflects the following positive trends in 2016:

•	We expect demand in the North American medium-duty truck market to remain strong.

•	We expect demand for pick-up trucks in North America to remain strong.

•	We expect demand in India to improve in some end-markets as its economy continues to improve.

•	We expect to realize annualized savings from the restructuring actions of approximately $160 million.
Our outlook reflects the following challenges to our business that may reduce our revenue and earnings potential in 2016:

•	We may close or restructure additional manufacturing facilities as we evaluate the appropriate size and structure of our manufacturing capacity, which could result in additional charges.

•	We expect industry production of heavy-duty trucks in North America to decline.

•	We expect power generation markets to remain weak.

•	Weak economic conditions in Brazil will continue to negatively impact demand across our businesses.

•	We anticipate end-markets in China to remain weak.

•	Foreign currency volatility could continue to put pressure on our revenues and earnings.

•	We expect market demand to remain weak in the oil and gas markets as the result of low crude oil prices.

•	Demand for equipment in global mining markets is expected to remain weak and could continue to decline if commodity prices continue to weaken.

RESULTS OF OPERATIONS

				Favorable/(Unfavorable)
	Years ended December 31,			2015 vs. 2014		2014 vs. 2013
In millions (except per share amounts)	2015	2014	2013	Amount	Percent	Amount	Percent
NET SALES	$19,110	$19,221	$17,301	$(111)	(1)%	$1,920	11%
Cost of sales	14,163	14,360	13,021	197	1%	(1,339)	(10)%
GROSS MARGIN	4,947	4,861	4,280	86	2%	581	14%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	2,092	2,095	1,817	3	—%	(278)	(15)%
Research, development and engineering expenses	735	754	713	19	3%	(41)	(6)%
Equity, royalty and interest income from investees	315	370	361	(55)	(15)%	9	2%
Impairment of light-duty diesel assets	211	—	—	(211)	NM	—	NM
Restructuring actions and other charges	90	—	—	(90)	NM	—	NM
Other operating expense, net	(77)	(17)	(10)	(60)	NM	(7)	70%
OPERATING INCOME	2,057	2,365	2,101	(308)	(13)%	264	13%
Interest income	24	23	27	1	4%	(4)	(15)%
Interest expense	65	64	41	(1)	(2)%	(23)	(56)%
Other income, net	9	110	32	(101)	(92)%	78	NM
INCOME BEFORE INCOME TAXES	2,025	2,434	2,119	(409)	(17)%	315	15%
Income tax expense	555	698	531	143	20%	(167)	(31)%
CONSOLIDATED NET INCOME	1,470	1,736	1,588	(266)	(15)%	148	9%
Less: Net income attributable to noncontrolling interests	71	85	105	14	16%	20	19%
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$1,399	$1,651	$1,483	$(252)	(15)%	$168	11%
Diluted earnings per common share attributable to Cummins Inc.	$7.84	$9.02	$7.91	$(1.18)	(13)%	$1.11	14%
______________________________________
"NM" - not meaningful information

				Favorable/(Unfavorable) Percentage Points
Percent of sales	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Gross margin	25.9%	25.3%	24.7%	0.6	0.6
Selling, general and administrative expenses	10.9%	10.9%	10.5%	—	(0.4)
Research, development and engineering expenses	3.8%	3.9%	4.1%	0.1	0.2
2015 vs. 2014
Net Sales
Net sales decreased $111 million versus 2014, primarily driven by the following:

•	Foreign currency fluctuations unfavorably impacted sales approximately 4 percent (primarily in the euro, Brazilian real, Australian dollar, Canadian dollar, British pound and Indian rupee).

•
Engine segment sales decreased 5 percent, primarily due to lower global demand in most industrial markets and lower on-highway demand in international markets, especially Brazil, partially offset by higher demand in most North American on-highway markets.

•	Power Generation segment sales decreased 5 percent, due to lower demand in all lines of business and across most markets.
The decreases above were partially offset by the following:

•	Distribution segment sales increased 20 percent, principally related to the acquisitions of North American distributors since December 31, 2013.

•
Components segment sales increased 1 percent, primarily due to higher demand in the emission solutions and fuel systems businesses, partially offset by lower demand in the turbo technologies and filtration businesses.

Sales to international markets (excluding the U.S. and Canada), based on location of customers, were 39 percent of total net sales in 2015, compared with 44 percent of total net sales in 2014.
A more detailed discussion of sales by segment is presented in the “OPERATING SEGMENT RESULTS” section.
Gross Margin
Gross margin increased $86 million and 0.6 points as a percentage of sales, primarily due to improved Distribution segment sales from the consolidation of partially-owned North American distributors since December 31, 2013 and lower material and commodity costs, partially offset by unfavorable foreign currency fluctuations (primarily in the Australian dollar, Canadian dollar, Brazilian real and euro), unfavorable pricing, unfavorable mix and lower volumes.
The provision for warranties issued, excluding campaigns, as a percentage of sales was 1.8 percent in 2015 and 2.0 percent in 2014. A more detailed discussion of margin by segment is presented in the "OPERATING SEGMENT RESULTS" section.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $3 million, primarily due to lower consulting expenses of $41 million, partially offset by higher compensation and related expenses of $19 million (largely due to the acquisition of partially-owned North American distributors since December 31, 2013). Compensation and related expenses include salaries, fringe benefits and variable compensation. Overall, selling, general and administrative expenses, as a percentage of sales, was 10.9 percent in 2015 and 2014.
Research, Development and Engineering Expenses
Research, development and engineering expenses decreased $19 million, primarily due to higher expense recovery of $12 million, partially offset by higher consulting expenses of $8 million. Overall, research, development and engineering expenses, as a percentage of sales, decreased to 3.8 percent in 2015 from 3.9 percent in 2014. Research activities continue to focus on development of new products to meet future emission standards around the world and improvements in fuel economy performance.
Equity, Royalty and Interest Income From Investees
Equity, royalty and interest income from investees decreased $55 million, primarily due to the consolidation of partially-owned North American distributors since December 31, 2013, of $74 million, lower earnings at Dongfeng Cummins Engine Company, Ltd. of $16 million and Chongqing Cummins Engine Company, Ltd. of $10 million. These decreases were partially offset by higher earnings at Beijing Foton Cummins Engine Co., Ltd. of $64 million as it continues to increase market share with the new heavy-duty engine platform introduced in 2014.

Impairment of Light-duty Diesel Assets
We began development of a new North American light-duty diesel engine (LDD) platform in July of 2006 for use in a variety of on- and off-highway applications. Since that time, and as of December 31, 2015, we capitalized investments of approximately $279 million, with a net book value prior to the impairment of $246 million ($235 million of which is in our Engine segment and $11 million of which is in our Components segment). Market uncertainty due to the global recession in 2008/2009 resulted in some customers delaying or canceling their vehicle programs, while others remained active. We announced an agreement with Nissan Motor Co. Ltd. in 2013 to supply our light-duty diesel engine and began commercial shipment in 2015. In the fourth quarter of 2015, we learned that we were not successful in our bid to supply this product for an additional customer. In addition, the recent deterioration in global economic conditions and excess manufacturing capacity in other markets make it unlikely that we will manufacture additional products on the LDD line to utilize its excess capacity during the asset recovery period. As a result, we concluded that the combination of these events presented a triggering event requiring an assessment of the recoverability of these assets in the fourth quarter of 2015. The assessment indicated that the projected undiscounted cash flows related to this asset group were not sufficient to recover its carrying value. Consequently, we were required to write down the LDD asset group to fair value. Our fourth quarter results included an impairment charge of $211 million ($133 million after-tax), of which $202 million is in the Engine segment and $9 million is in the Components segment, to reflect the assets at fair value. We remain committed to servicing existing contracts and are not exiting this product line.
The fair value of the asset group was estimated to be $35 million ($33 million for the Engine segment and $2 million for the Components segment) and was calculated primarily using a cost approach with consideration of a market approach where secondary market information was available for the type and age of these assets. In the application of the market approach, we determined that the liquidation value in-place reflected the best estimate of fair value. In the application of the cost approach we considered the current cost of replacing the assets with a reduction for physical deterioration given the age of the assets and a reduction for functional and economic obsolescence in the form of a discount reflecting the current and projected under-utilization of the assets. The fair value of these assets are considered Level 3 under the fair value hierarchy as they are either derived from unobservable inputs or have significant adjustments to the observable inputs.
Restructuring Actions and Other Charges
In the fourth quarter of 2015, we announced and executed restructuring actions primarily in the form of professional voluntary and involuntary employee separation programs in response to the continued deterioration in our global markets in the second half of 2015, as well as expected reductions in orders in most U.S. and global markets in 2016. We reduced our worldwide workforce by approximately 1,900 employees, including approximately 370 employees accepting voluntary retirement packages with the remainder of the reductions being involuntary. We incurred a charge of $90 million ($61 million after-tax) in the fourth quarter of 2015, which included $86 million for the severance costs related to both voluntary and involuntary terminations and $4 million for asset impairments and other charges.
Employee termination and severance costs were recorded based on approved plans developed by the businesses and corporate management which specified positions to be eliminated, benefits to be paid under existing severance plans or statutory requirements and the expected timetable for completion of the plan. Estimates of restructuring costs and benefits were made based on information available at the time charges were recorded. Due to the inherent uncertainty involved, actual amounts paid for such activities may differ from amounts initially recorded and we may need to revise previous estimates.
Restructuring actions during 2015 included:

In millions	Year ended December 31, 2015
Workforce reductions	$86
Impairments and other charges	4
Restructuring actions and other charges	$90
We expect to realize annualized savings from the restructuring actions of approximately $160 million. Approximately 40 percent of the savings from our restructuring actions will be realized in cost of sales, 40 percent in selling, general and administrative expenses and 20 percent in research, development and engineering expenses. We expect the severance to be paid in cash which will be funded from operations.
At December 31, 2015, approximately 1,700 of the 1,900 employees affected by this plan were terminated. We expect to complete the substantial majority of this program by April of 2016.
Restructuring actions and other charges were included in each segment in our operating results as follows:

In millions	Year ended December 31, 2015
Engine	$26
Distribution	23
Power Generation	19
Components	13
Non-segment	9
Restructuring actions and other charges	$90

Other Operating Expense, Net
Other operating expense, net was as follows:

	Years ended December 31,
In millions	2015	2014
Loss contingency (1)	$(60)	$—
Amortization of intangible assets	(18)	(16)
Loss on write off of assets	(15)	(23)
Royalty income, net	20	27
Other, net	(4)	(5)
Total other operating expense, net	$(77)	$(17)
____________________________________________________________
(1) See Note 14, "COMMITMENTS AND CONTINGENCIES," to the Consolidated Financial Statements for additional information.
Interest Income
Interest income was relatively flat compared to 2014.
Interest Expense
Interest expense was relatively flat compared to 2014.
Other Income, Net
Other income, net was as follows:

	Years ended December 31,
In millions	2015	2014
Gain on fair value adjustment for consolidated investees (1)	$18	$73
Dividend income	3	3
Gain on marketable securities, net	1	14
Change in cash surrender value of corporate owned life insurance	(3)	24
Bank charges	(9)	(12)
Foreign currency loss, net	(18)	(6)
Other, net	17	14
Total other income, net	$9	$110
____________________________________________________________
(1) See Note 20, "ACQUISITIONS," to the Consolidated Financial Statements for additional information.
Income Tax Expense
Our income tax rates are generally less than the 35 percent U.S. statutory income tax rate, primarily because of lower taxes on foreign earnings and research tax credits. Our effective tax rate for 2015 was 27.4 percent compared to 28.7 percent for 2014. The 1.3 percent decrease in our effective tax rate from 2014 to 2015 was primarily due to the release of reserves for uncertain tax positions related to a favorable audit settlement and favorable changes in the jurisdictional mix of pre-tax income.
We evaluate the recoverability of our deferred tax assets each quarter by assessing the likelihood of future profitability and available tax planning strategies that could be implemented to realize our net deferred tax assets. At December 31, 2015, we recorded net deferred tax assets of $356 million. These assets included $236 million for the value of tax loss and credit carryforwards. A valuation allowance of $209 million was recorded to reduce the tax assets to the net value management believed was more likely than not to be realized. In the event our operating performance deteriorates, future assessments could conclude that a larger valuation allowance will be needed to further reduce the deferred tax assets.
We expect our 2016 effective tax rate to be 28.5 percent, excluding any discrete items that may arise.
Noncontrolling Interests
Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities. Noncontrolling interests in income of consolidated subsidiaries decreased $14 million, primarily due to lower earnings at Wuxi Cummins Turbo Technologies Co. Ltd. and a decline from the acquisition of the remaining interest in previously consolidated North American distributors since December 31, 2013.
Net Income Attributable to Cummins Inc. and Diluted Earnings Per Common Share Attributable to Cummins Inc.
Net income and diluted earnings per share attributable to Cummins Inc. decreased $252 million and $1.18 per share primarily due to our impairment of light-duty diesel assets, unfavorable foreign currency fluctuations, restructuring actions, loss contingency, lower other income as a result of larger gains recognized in 2014 from the acquisition of North American distributors and lower equity, royalty and interest income from investees. These decreases were partially offset by improved gross margin, lower research, development and engineering expenses and a lower effective tax rate of 27.4 percent in 2015 versus 28.7 percent in 2014. Diluted earnings per share for 2015 benefited $0.14 per share from lower shares outstanding, primarily due to purchases under the stock repurchase program.
2014 vs. 2013
Net Sales
Net sales increased $1,920 million versus 2013, primarily driven by the following:

•	Distribution segment sales increased 38 percent, primarily due to the acquisitions of North American distributors.

•	Engine segment sales increased 9 percent due to higher demand in the North American on-highway markets.

•	Components segment sales increased 18 percent, primarily due to higher demand in on-highway markets in North America, Europe and China.
The increases were partially offset by the following:

•	Power Generation segment sales decreased 4 percent, mainly due to lower volumes within power products, alternators and power systems.

•	Foreign currency fluctuations unfavorably impacted sales approximately 1 percent (primarily the Brazilian real and Indian rupee).
Sales to international markets (excluding the U.S. and Canada), based on location of customers, were 44 percent of total net sales in 2014, compared with 48 percent of total net sales in 2013.
A more detailed discussion of sales by segment is presented in the "OPERATING SEGMENT RESULTS" section.
Gross Margin
Gross margin increased $581 million and 0.6 points as a percentage of sales as higher volumes, improved Distribution segment sales related to the consolidation of partially-owned North American distributors since December 31, 2012, lower material and commodity costs and favorable mix, were partially offset by unfavorable foreign currency fluctuations (primarily the Australian dollar, euro and Canadian dollar).
The provision for warranties issued, excluding campaigns, as a percentage of sales was 2.0 percent in 2014 and 2.1 percent in 2013. A more detailed discussion of margin by segment is presented in the "OPERATING SEGMENT RESULTS" section.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $278 million, primarily due to higher compensation and related expenses of $118 million and increased consulting fees of $28 million. These increases were significantly impacted by the acquisition of our partially owned North American distributors since December 31, 2012. Compensation and related expenses include salaries, fringe benefits and variable compensation. Overall, selling, general and administrative expenses, as a percentage of sales, increased to 10.9 percent in 2014 from 10.5 percent in 2013.
Research, Development and Engineering Expenses
Research, development and engineering expenses increased $41 million, primarily due to higher compensation and related expenses of $44 million, partially offset by decreased consulting expenses of $7 million and increased expense recovery of $7 million. Compensation and related expenses include salaries, fringe benefits and variable compensation. Overall, research, development and engineering expenses, as a percentage of sales, decreased to 3.9 percent in 2014 from 4.1 percent in 2013.

Equity, Royalty and Interest Income From Investees
Equity, royalty and interest income from investees increased $9 million as $27 million of increases spread broadly among our equity investees was partially offset by a $22 million decline due to the consolidation of the partially-owned North American distributors since December 31, 2012. The increases above were primarily due to higher earnings at Komatsu Cummins Chile, Ltda., Dongfeng Cummins Engine Company, Ltd. and Beijing Foton Cummins Engine Co., Ltd. Royalty and interest income increased $4 million compared to 2013.
Other Operating Expense, Net
Other operating expense, net was as follows:

	Years ended December 31,
In millions	2014	2013
Loss on write off of assets	$(23)	$(14)
Amortization of intangible assets	(16)	(11)
Legal matters	(3)	(2)
Royalty income, net	27	16
Other, net	(2)	1
Total other operating expense, net	$(17)	$(10)
Interest Income
Interest income decreased in 2014, primarily due to an interest income recovery of a loan previously deemed unrecoverable in the second quarter of 2013.
Interest Expense
Interest expense increased as a result of the $1 billion debt issuance in September 2013.
Other Income, Net
Other income, net was as follows:

	Years ended December 31,
In millions	2014	2013
Gain on fair value adjustment for consolidated investees (1)	$73	$12
Change in cash surrender value of corporate owned life insurance	24	12
Gain on marketable securities, net	14	13
Dividend income	3	5
Foreign currency loss, net	(6)	(27)
Bank charges	(12)	(10)
Other, net	14	27
Total other income, net	$110	$32
____________________________________________________________
(1) See Note 20, "ACQUISITIONS," to the Consolidated Financial Statements for more details.
Income Tax Expense
Our income tax rates are generally less than the 35 percent U.S. statutory income tax rate, primarily because of lower taxes on foreign earnings and research tax credits. Our effective tax rate for 2014 was 28.7 percent compared to 25.1 percent for 2013. The 3.6 percent increase in the effective tax rate from 2013 to 2014 is partially due to a 1.2 percent net tax benefit for one-time items in 2013 that did not repeat in 2014. These 2013 one-time items consisted primarily of the 2012 federal research tax credit that was reinstated during 2013. The additional 2.4 percent increase in tax rate from 2013 to 2014 is attributable primarily to the following unfavorable items that occurred in 2014: a tax law change in the U.K. resulting in a higher limitation on the deductibility of interest; unfavorable changes in the jurisdictional mix of pretax income; and increases in state valuation allowances.
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
Noncontrolling Interests
Noncontrolling interests in income of consolidated subsidiaries decreased $20 million, primarily due to a $23 million decline from the acquisition of the remaining interest in previously consolidated North American distributors since December 31, 2012.
Net Income Attributable to Cummins Inc. and Diluted Earnings Per Common Share Attributable to Cummins Inc.
Net income and diluted earnings per share attributable to Cummins Inc. increased $168 million and $1.11 per share primarily due to higher gross margin, mainly driven by improved volumes and higher Distribution segment sales related to the consolidation of partially-owned North American distributors since December 31, 2012. These increases were partially offset by higher selling, general and administrative expenses and a higher effective tax rate of 28.7 percent in 2014 versus 25.1 percent in 2013. Diluted earnings per share for 2014 benefited $0.16 per share from lower shares outstanding, primarily due to purchases under the stock repurchase program.
COMPREHENSIVE INCOME
Foreign Currency Translation Adjustment
The foreign currency translation adjustment was a net loss of $305 million, $234 million and $46 million for the years ended 2015, 2014 and 2013, respectively, and was driven by the following:

	Years ended December 31,
	2015		2014		2013
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly owned subsidiaries	$(261)	British pound, Brazilian real, Chinese renminbi	$(208)	British pound, Brazilian real	$(11)	Brazilian real, Indian rupee, partially offset by British pound, Chinese renminbi
Equity method investments	(29)	Chinese renminbi, Indian rupee	(19)	Russian rouble, Chinese renminbi	(7)	Indian rupee, Canadian dollar, Japanese yen, partially offset by Chinese renminbi
Consolidated subsidiaries with a non-controlling interest	(15)	Indian rupee, Chinese renminbi	(7)	Indian rupee, Chinese renminbi	(28)	Indian rupee
Total	$(305)		$(234)		$(46)

OPERATING SEGMENT RESULTS
Our reportable operating segments consist of the Engine, Distribution, Components and Power Generation segments. This reporting structure is organized according to the products and markets each segment serves. We use EBIT as the primary basis for the chief operating decision-maker to evaluate the performance of each of our operating segments. Segment amounts exclude certain expenses not specifically identifiable to segments. See Note 21, "OPERATING SEGMENTS," to the Consolidated Financial Statements for additional information.
Following is a discussion of operating results for each of our business segments.
Engine Segment Results
Financial data for the Engine segment was as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2015 vs. 2014		2014 vs. 2013
In millions	2015	2014	2013	Amount	Percent	Amount	Percent
External sales (1)	$7,540	$8,437	$8,270	$(897)	(11)%	$167	2%
Intersegment sales (1)	2,909	2,525	1,743	384	15%	782	45%
Total sales	10,449	10,962	10,013	(513)	(5)%	949	9%
Depreciation and amortization	239	207	205	(32)	(15)%	(2)	(1)%
Research, development and engineering expenses	428	438	416	10	2%	(22)	(5)%
Equity, royalty and interest income from investees	171	147	136	24	16%	11	8%
Interest income	13	12	16	1	8%	(4)	(25)%
Impairment of light-duty diesel assets (2)	202	—	—	(202)	NM	—	NM
Restructuring actions and other charges (2)	26	—	—	(26)	NM	—	NM
Segment EBIT	807	1,225	1,041	(418)	(34)%	184	18%

				Percentage Points		Percentage Points
Segment EBIT as a percentage of total sales	7.7%	11.2%	10.4%		(3.5)		0.8
____________________________________
"NM" - not meaningful information
(1) Due to the acquisitions of North American distributors, sales previously recognized as external sales are now included in intersegment sales.
(2) See respective sections of Results of Operations for additional information.
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

•
Light-duty automotive (Pickup and Light Commercial Vehicle (LCV)) - We manufacture 105 to 385 horsepower diesel engines, including engines for the pickup truck market for Chrysler and Nissan, and LCV markets in Europe, Latin America and Asia.

•
Industrial - We provide mid-range, heavy-duty and high-horsepower engines that range from 49 to 4,400 horsepower for a wide variety of equipment in the construction, agricultural, mining, rail, government, oil and gas, and commercial and recreational marine applications throughout the world. Across these markets we have major customers in North America, Europe, Middle East, Africa, China, Korea, Japan, Latin America, India, Russia, Southeast Asia, South Pacific and Mexico.

•
Stationary Power - We provide mid-range, heavy-duty and high-horsepower engines that range from 60 to 5,100 horsepower to our power generation business for standby, mobile and distributed power generation solutions throughout the world.

Engine segment sales by market (including 2014 and 2013 reorganized balances) were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2015 vs. 2014		2014 vs. 2013
In millions	2015	2014	2013	Amount	Percent	Amount	Percent
Heavy-duty truck	$3,116	$3,072	$2,618	$44	1%	$454	17%
Medium-duty truck and bus	2,507	2,431	2,064	76	3%	367	18%
Light-duty automotive	1,475	1,567	1,465	(92)	(6)%	102	7%
Total on-highway	7,098	7,070	6,147	28	—%	923	15%
Industrial	2,458	2,951	2,921	(493)	(17)%	30	1%
Stationary power	893	941	945	(48)	(5)%	(4)	—%
Total sales	$10,449	$10,962	$10,013	$(513)	(5)%	$949	9%
Unit shipments by segment classification (including unit shipments to Power Generation) were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	Amount	Percent	Amount	Percent
Mid-range	456,400	471,200	446,000	(14,800)	(3)%	25,200	6%
Heavy-duty	114,400	122,100	105,400	(7,700)	(6)%	16,700	16%
High-horsepower	13,800	14,800	14,800	(1,000)	(7)%	—	—%
Total unit shipments	584,600	608,100	566,200	(23,500)	(4)%	41,900	7%
2015 vs. 2014
Sales
Engine segment sales decreased $513 million versus 2014. The following were the primary drivers by market:

•
Industrial engine sales decreased in all North American markets and most international markets driven by lower global demand in construction markets with decreased engine shipments of 27 percent, primarily in North America, Europe and China and reduced demand in global commercial marine markets with decreased engine shipments of 16 percent.

•	Foreign currency fluctuations unfavorably impacted sales results (primarily the Brazilian real, euro and British pound).

•	Light-duty automotive sales decreased due to lower demand, primarily in Brazil.
The decreases above were partially offset by the following:

•
Medium-duty truck and bus sales increased due to higher demand in the North American medium-duty truck market with increased engine shipments of 14 percent and higher global bus demand with improved engine shipments of 10 percent. These increases were partially offset by weaker medium-duty truck demand in Brazil.

•	Heavy-duty truck engine sales increased due to improved demand in the North American heavy-duty truck market, partially offset by weaker demand in China and Korea.
Total on-highway-related sales for 2015 were 68 percent of total engine segment sales, compared to 65 percent in 2014.
Segment EBIT
In the fourth quarter of 2015, we incurred an impairment charge of $202 million for our light-duty diesel assets and took a $60 million charge for a loss contingency. We also incurred a restructuring charge of $26 million for actions primarily in the form of professional voluntary and involuntary employee separation programs in response to the continued deterioration in our global markets in the second half of 2015, as well as expected reductions in orders in most U.S. and global markets in 2016.

Engine segment EBIT decreased $418 million versus 2014, primarily due to lower gross margin, an impairment of light-duty diesel assets, an accrual for a loss contingency and restructuring actions and other charges, partially offset by favorable foreign currency fluctuations (primarily the euro, British pound and Mexican peso), lower selling, general and administrative expenses, higher equity, royalty and interest income from investees and lower research, development and engineering expenses. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Year ended December 31, 2015 vs. 2014
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$(202)	(8)%	(0.8)
Selling, general and administrative expenses	44	5%	—
Research, development and engineering expenses	10	2%	(0.1)
Equity, royalty and interest income from investees	24	16%	0.3
Impairment of light-duty diesel assets (1)	(202)	NM	NM
Restructuring actions and other charges (1)	(26)	NM	NM
Loss contingency (2)	(60)	NM	NM
__________________________________________________________________________
"NM" - not meaningful information
(1) See respective sections of Results of Operations for additional information.
(2) See Note 14, "COMMITMENTS AND CONTINGENCIES," to the Consolidated Financial Statements for additional information.
The decrease in gross margin versus 2014 was primarily due to lower volumes and unfavorable mix, partially offset by lower material and commodity costs and favorable foreign currency fluctuations. The decrease in selling, general and administrative expenses was primarily due to lower consulting expenses and lower compensation expenses. The decrease in research, development and engineering expenses was primarily due to higher expense recovery from customers. The increase in equity, royalty and interest income from investees was primarily due to increased earnings at Beijing Foton Cummins Engine Co., Ltd. as the joint venture continued to increase market share with the new heavy-duty engine platform introduced in 2014, partially offset by lower earnings at Dongfeng Cummins Engine Company, Ltd. and an asset impairment of $12 million.
2014 vs. 2013
Sales
Engine segment sales increased $949 million versus 2013. The following were the primary drivers by market:

•	Heavy-duty truck engine sales increased due to improved demand in the North American heavy-duty truck market with higher engine shipments of 29 percent.

•	Medium-duty truck and bus sales increased, primarily due to market share gains in the North American medium-duty truck and bus markets, partially offset by weaker international demand.

•	Light-duty automotive sales increased, primarily due to a 9 percent increase in units shipped to Chrysler.
The increases above were partially offset by unfavorable foreign currency fluctuations (primarily the Brazilian real and Indian rupee).
Total on-highway-related sales for 2014 were 65 percent of total engine segment sales, compared to 62 percent in 2013.

Segment EBIT
Engine segment EBIT increased $184 million versus 2013, primarily due to higher gross margin and higher equity, royalty and interest income from investees, partially offset by higher selling, general and administrative expenses and higher research, development and engineering expenses. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Year ended December 31, 2014 vs. 2013
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$274	13%	0.6
Selling, general and administrative expenses	(67)	(8)%	0.1
Research, development and engineering expenses	(22)	(5)%	0.2
Equity, royalty and interest income from investees	11	8%	(0.1)
The increase in gross margin versus 2013 was primarily due to higher volumes, favorable mix, decreased material and commodity costs and improved pricing. The increase in selling, general and administrative expenses was primarily due to increased headcount and higher variable compensation expense. The increase in research, development and engineering expenses was primarily due to lower expense recovery, increased consulting, increased variable compensation and increased investment to support new product initiatives. The increase in equity, royalty and interest income from investees was primarily due to higher earnings from the light-duty side of the business at Beijing Foton Cummins Engine Co., Ltd.
Distribution Segment Results
Financial data for the Distribution segment was as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2015 vs. 2014		2014 vs. 2013
In millions	2015	2014	2013	Amount	Percent	Amount	Percent
External sales	$6,198	$5,135	$3,726	$1,063	21%	$1,409	38%
Intersegment sales	31	39	23	(8)	(21)%	16	70%
Total sales	6,229	5,174	3,749	1,055	20%	1,425	38%
Depreciation and amortization	105	86	54	(19)	(22)%	(32)	(59)%
Research, development and engineering expenses	10	9	6	(1)	(11)%	(3)	(50)%
Equity, royalty and interest income from investees	78	148	165	(70)	(47)%	(17)	(10)%
Interest income	4	4	2	—	—%	2	100%
Restructuring actions and other charges (1)	23	—	—	(23)	NM	—	NM
Segment EBIT (2)	412	491	388	(79)	(16)%	103	27%

				Percentage Points		Percentage Points
Segment EBIT as a percentage of total sales (3)	6.6%	9.5%	10.3%		(2.9)		(0.8)
____________________________________
"NM" - not meaningful information

(1)	See Restructuring Actions and Other Charges section of Results of Operations for additional information.

(2)
Segment EBIT for 2015, 2014 and 2013 included gains of $18 million, $73 million and $12 million, respectively, resulting from acquisitions of controlling interests in North American distributors. See Note 20, "ACQUISITIONS," to the Consolidated Financial Statements for additional information.

(3)	North American distributor acquisitions are dilutive to segment EBIT as a percentage of sales.

Sales for our Distribution segment by region were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2015 vs. 2014		2014 vs. 2013
In millions	2015	2014	2013	Amount	Percent	Amount	Percent
North & Central America	$3,992	$2,765	$1,470	$1,227	44%	$1,295	88%
Asia Pacific	763	794	758	(31)	(4)%	36	5%
Europe, CIS and China	758	908	862	(150)	(17)%	46	5%
Africa	232	187	142	45	24%	45	32%
Middle East	199	208	198	(9)	(4)%	10	5%
India	165	157	170	8	5%	(13)	(8)%
South America	120	155	149	(35)	(23)%	6	4%
Total sales	$6,229	$5,174	$3,749	$1,055	20%	$1,425	38%
Sales for our Distribution segment by product were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2015 vs. 2014		2014 vs. 2013
In millions	2015	2014	2013	Amount	Percent	Amount	Percent
Parts and filtration	$2,423	$1,924	$1,465	$499	26%	$459	31%
Engines	1,294	1,061	713	233	22%	348	49%
Power generation	1,290	1,163	931	127	11%	232	25%
Service	1,222	1,026	640	196	19%	386	60%
Total sales	$6,229	$5,174	$3,749	$1,055	20%	$1,425	38%
2015 vs. 2014
Sales
Distribution segment sales increased $1,055 million versus 2014, primarily due to $1.4 billion of segment sales related to the consolidation of partially-owned North American distributors since December 31, 2013, $75 million of organic sales growth primarily in Africa and Asia Pacific and $25 million of segment sales growth related to the acquisition of international distributors, partially offset by unfavorable foreign currency fluctuations (primarily the Australian dollar, Canadian dollar, euro, South African rand and Brazilian real) and decreased sales in China, Western Europe, South America and Russia.
Segment EBIT
In the fourth quarter of 2015, we incurred a restructuring charge of $23 million for actions primarily in the form of professional voluntary and involuntary employee separation programs in response to the continued deterioration in our global markets in the second half of 2015, as well as expected reductions in orders in most U.S. and global markets in 2016.
Distribution segment EBIT decreased $79 million versus 2014, primarily due to unfavorable foreign currency fluctuations (primarily the Australian dollar, Canadian dollar and South African rand), higher selling, general and administrative expenses, lower equity, royalty and interest income from investees and restructuring actions and other charges, partially offset by higher gross margin due to the acquisitions of North American distributors. The acquisitions resulted in $24 million and $36 million of additional amortization of intangible assets, partially offset by gains of $18 million and $73 million related to the remeasurement of our pre-existing ownership interests for North American distributor acquisitions in accordance with generally accepted accounting principles (GAAP) in 2015 and 2014, respectively. The decrease in equity, royalty and interest income from investees was the result of the acquisition of North American distributors. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Year ended December 31, 2015 vs. 2014
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$160	18%	(0.3)
Selling, general and administrative expenses	(81)	(14)%	0.6
Equity, royalty and interest income from investees	(70)	(47)%	(1.6)
Restructuring actions and other charges (1)	(23)	NM	NM
__________________________________________________________________________
"NM" - not meaningful information
(1) See Restructuring Actions and Other Charges section of Results of Operations for additional information.
2014 vs. 2013
Sales
Distribution segment sales increased $1,425 million versus 2013, primarily due to $1.2 billion of segment sales related to the consolidation of partially-owned North American distributors since December 31, 2012, $290 million of organic sales growth primarily in North America, Asia Pacific, Africa, Europe and the Middle East and $56 million of segment sales related to the acquisition of international distributors. These increases were partially offset by unfavorable foreign currency fluctuations and decreased demand in India.
Segment EBIT
Distribution segment EBIT increased $103 million versus 2013, primarily due to the acquisitions of North American distributors, partially offset by unfavorable foreign currency fluctuations (primarily in the Australian dollar and Canadian dollar), higher selling, general and administrative expenses and lower equity, royalty and interest income from investees. The acquisitions resulted in gains of $73 million and $12 million for 2014 and 2013, respectively, related to the remeasurement of our pre-existing ownership interests in accordance with GAAP, which were partially offset by $36 million and $14 million of amortization of intangible assets in 2014 and 2013, respectively, for North American distributor acquisitions. The decrease in equity, royalty and interest income from investees was the result of the acquisition of North American distributors. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Year ended December 31, 2014 vs. 2013
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$208	31%	(0.9)
Selling, general and administrative expenses	(144)	(32)%	0.6
Equity, royalty and interest income from investees	(17)	(10)%	(1.5)

Components Segment Results
Financial data for the Components segment was as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2015 vs. 2014		2014 vs. 2013
In millions	2015	2014	2013	Amount	Percent	Amount	Percent
External sales (1)	$3,745	$3,791	$3,151	$(46)	(1)%	$640	20%
Intersegment sales (1)	1,427	1,327	1,191	100	8%	136	11%
Total sales	5,172	5,118	4,342	54	1%	776	18%
Depreciation and amortization	109	106	96	(3)	(3)%	(10)	(10)%
Research, development and engineering expenses	236	230	218	(6)	(3)%	(12)	(6)%
Equity, royalty and interest income from investees	35	36	28	(1)	(3)%	8	29%
Interest income	4	4	3	—	—%	1	33%
Impairment of light-duty diesel assets (2)	9	—	—	(9)	NM	—	NM
Restructuring actions and other charges (2)	13	—	—	(13)	NM	—	NM
Segment EBIT	727	684	527	43	6%	157	30%

				Percentage Points		Percentage Points
Segment EBIT as a percentage of total sales	14.1%	13.4%	12.1%		0.7		1.3
____________________________________
"NM" - not meaningful information
(1) Due to the acquisitions of North American distributors, sales previously recognized as external sales are now included in intersegment sales.
(2) See respective sections of Results of Operations for additional information.
Sales for our Components segment by business were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2015 vs. 2014		2014 vs. 2013
In millions	2015	2014	2013	Amount	Percent	Amount	Percent
Emission solutions	$2,499	$2,343	$1,791	$156	7%	$552	31%
Turbo technologies	1,141	1,222	1,115	(81)	(7)%	107	10%
Filtration	1,010	1,075	1,028	(65)	(6)%	47	5%
Fuel systems	522	478	408	44	9%	70	17%
Total sales	$5,172	$5,118	$4,342	$54	1%	$776	18%
2015 vs. 2014
Sales
Components segment sales increased $54 million versus 2014. The following were the primary drivers by business:

•
Emission solutions sales increased, primarily due to improved demand in the North American on-highway markets and increased demand in China, partially offset by unfavorable pricing and unfavorable foreign currency fluctuations.

•	Fuel systems sales increased due to the new Beijing Foton ISG engine that entered production in the second quarter of 2014 in China and improved demand in certain North American on-highway markets.
The increases above were partially offset by the following:

•
Turbo technologies sales decreased, primarily due to lower demand in China, Europe and Brazil and unfavorable foreign currency fluctuations, partially offset by higher demand in the North American on-highway markets.

•	Filtration sales decreased, primarily due to unfavorable foreign currency fluctuations and lower demand in Europe, Asia Pacific and Brazil, partially offset by higher demand in China.
Unfavorable foreign currency fluctuations were primarily driven by the euro, Brazilian real and British pound.

Segment EBIT
In the fourth quarter of 2015, we incurred a restructuring charge of $13 million for actions primarily in the form of professional voluntary and involuntary employee separation programs in response to the continued deterioration in our global markets in the second half of 2015, as well as expected reductions in orders in most U.S. and global markets in 2016. We also incurred an impairment charge of $9 million for our light-duty diesel assets.
Components segment EBIT increased $43 million versus 2014, primarily due to higher gross margin and lower selling, general and administrative expenses, partially offset by unfavorable foreign currency fluctuations (primarily the euro and Brazilian real), restructuring actions and other charges, an impairment of light-duty diesel assets and higher research, development and engineering expenses. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Year ended December 31, 2015 vs. 2014
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$75	6%	1.2
Selling, general and administrative expenses	8	2%	0.2
Research, development and engineering expenses	(6)	(3)%	(0.1)
Equity, royalty and interest income from investees	(1)	(3)%	—
Impairment of light-duty diesel assets (1)	(9)	NM	NM
Restructuring actions and other charges (1)	(13)	NM	NM
__________________________________________________________________________
"NM" - not meaningful information
(1) See respective sections of Results of Operations for additional information.
The increase in gross margin was primarily due to lower material and commodity costs and higher volumes, partially offset by unfavorable pricing and unfavorable foreign currency fluctuations (primarily the euro and Brazilian real). The decrease in selling, general and administrative expenses was primarily due to lower consulting expenses and lower compensation expenses. The increase in research, development and engineering expenses was primarily due to higher consulting expenses and higher compensation expenses, partially offset by higher expense recovery.
2014 vs. 2013
Sales
Components segment sales increased $776 million versus 2013 in all lines of business and across most markets. The following were the primary drivers by business:

•
Emission solutions business sales increased, primarily due to improved demand in the North American on-highway markets and increased demand for our products in Europe and China to meet new emission requirements. The increases were partially offset by lower demand in Brazil.

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

The increases above were partially offset by unfavorable foreign currency fluctuations (primarily the Brazilian real and South African rand, partially offset by the British pound).
Segment EBIT
Components segment EBIT increased $157 million versus 2013, primarily due to higher gross margin and higher equity, royalty and interest income from investees, partially offset by higher selling, general and administrative expenses and higher research, development and engineering expenses. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Year ended December 31, 2014 vs. 2013
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$191	19%	0.3
Selling, general and administrative expenses	(51)	(19)%	—
Research, development and engineering expenses	(12)	(6)%	0.5
Equity, royalty and interest income from investees	8	29%	0.1
The increase in gross margin was primarily due to higher volumes, mainly in the emission solutions business and lower material and commodity costs, partially offset by unfavorable pricing and unfavorable foreign currency adjustments (primarily the euro). The increase in selling, general and administrative expenses was primarily due to higher headcount to support business growth. The increase in research, development and engineering expenses was primarily due to higher headcount to support our strategic growth initiatives, partially offset by increased expense recovery.
Power Generation Segment Results
Financial data for the Power Generation segment was as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2015 vs. 2014		2014 vs. 2013
In millions	2015	2014	2013	Amount	Percent	Amount	Percent
External sales (1)	$1,627	$1,858	$2,154	$(231)	(12)%	$(296)	(14)%
Intersegment sales (1)	1,113	1,038	877	75	7%	161	18%
Total sales	2,740	2,896	3,031	(156)	(5)%	(135)	(4)%
Depreciation and amortization	58	53	50	(5)	(9)%	(3)	(6)%
Research, development and engineering expenses	61	77	73	16	21%	(4)	(5)%
Equity, royalty and interest income from investees	31	39	32	(8)	(21)%	7	22%
Interest income	3	3	6	—	—%	(3)	(50)%
Restructuring actions and other charges (2)	19	—	—	(19)	NM	—	NM
Segment EBIT	156	168	218	(12)	(7)%	(50)	(23)%

				Percentage Points		Percentage Points
Segment EBIT as a percentage of total sales	5.7%	5.8%	7.2%		(0.1)		(1.4)
____________________________________
"NM" - not meaningful information
(1) Due to the acquisitions of North American distributors, sales previously recognized as external sales are now included in intersegment sales.
(2) See Restructuring Actions and Other Charges section of Results of Operations for additional information.
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

•
Power Solutions - We provide turnkey solutions for distributed generation and energy management applications using natural or biogas as a fuel. The business also serves a global rental account for diesel and gas generator sets.

Sales for our Power Generation segment by business (including 2014 and 2013 reorganized balances) were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2015 vs. 2014		2014 vs. 2013
In millions	2015	2014	2013	Amount	Percent	Amount	Percent
Power systems	2,238	2,300	2,381	(62)	(3)%	(81)	(3)%
Alternators	358	449	496	(91)	(20)%	(47)	(9)%
Power solutions	144	147	154	(3)	(2)%	(7)	(5)%
Total sales	$2,740	$2,896	$3,031	$(156)	(5)%	$(135)	(4)%
2015 vs. 2014
Sales
Power Generation segment sales decreased $156 million overall and declined in all lines of business and across most markets versus 2014. The following were the primary drivers by business:

•	Alternator sales decreased, primarily due to lower demand in Western Europe, China, the U.K. and North America.

•	Power systems sales decreased, primarily due to lower demand in North America, Brazil and Russia, partially offset by higher demand in the Middle East, Africa, India and Mexico.

•	Power solutions sales decreased, primarily due to lower demand in Russia, North America and China, partially offset by higher demand in the U.K.

•	Foreign currency fluctuations unfavorably impacted sales results (primarily the euro, Brazilian real and Indian rupee).
Segment EBIT
In the fourth quarter of 2015, we incurred a restructuring charge of $19 million for actions primarily in the form of professional voluntary and involuntary employee separation programs in response to the continued deterioration in our global markets in the second half of 2015, as well as expected reductions in orders in most U.S. and global markets in 2016.
Power Generation segment EBIT decreased $12 million versus 2014, primarily due to lower gross margin, restructuring charges and other actions and lower equity, royalty and interest income from investees, partially offset by lower selling, general and administrative expenses and lower research, development and engineering expenses. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Year ended December 31, 2015 vs. 2014
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$(41)	(8)%	(0.5)
Selling, general and administrative expenses	31	10%	0.5
Research, development and engineering expenses	16	21%	0.5
Equity, royalty and interest income from investees	(8)	(21)%	(0.2)
Restructuring actions and other charges (1)	(19)	NM	NM
__________________________________________________________________________
"NM" - not meaningful information
(1) See Restructuring Actions and Other Charges section of Results of Operations for additional information.
The decrease in gross margin versus 2014 was primarily due to lower volumes and unfavorable pricing, partially offset by savings from operating actions taken in December of 2014. The decrease in selling, general and administrative expenses was primarily due to lower compensation expenses as the result of operating actions taken in December of 2014 and lower consulting expenses. The decrease in research, development and engineering expenses was primarily due to lower compensation expenses as the result of operating actions taken in December of 2014. The decrease in equity, royalty and interest income from investees was primarily due to lower earnings in China and Mexico.

2014 vs. 2013
Sales
Power Generation segment sales decreased $135 million overall and declined in all lines of business and across most markets versus 2013, primarily due to lower industrial activity. The following are the primary drivers by business:

•
Power products sales decreased, primarily due to lower demand in North America driven by declining military sales and lower demand in India, Mexico and Russia, partially offset by increases in China, Africa and Western Europe.

•	Alternators sales decreased due to lower demand in Western Europe, India and Asia, partially offset by increased demand in the U.K. and China.

•	Power systems sales decreased, primarily due to reduced demand in North America and Western Europe, partially offset by higher demand in Latin America and Brazil.

•	Foreign currency fluctuations unfavorably impacted sales (primarily the Indian rupee and Brazilian real).
Operating Actions
Power Generation took multiple actions in the fourth quarter of 2014 to reduce its future cost structure. Costs associated with these actions were $32 million and are primarily related to the closure of a plant in Germany. We also initiated other targeted actions throughout the business including various headcount reductions to better align capacity with the current levels of demand. These actions resulted in a Power Generation headcount reduction of approximately 250 employees and unfavorable impacts to gross margin of $22 million, selling, general and administrative expense of $6 million and research and development expenses of $4 million. The majority of these costs were accrued as of December 31, 2014, and were paid in 2015.
Segment EBIT
Power Generation segment EBIT decreased $50 million versus 2013, primarily due to lower gross margin, higher selling, general and administrative expenses and higher research, development and engineering expenses, partially offset by higher equity, royalty and interest income from investees. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Year ended December 31, 2014 vs. 2013
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$(32)	(6)%	(0.2)
Selling, general and administrative expenses	(16)	(5)%	(1.0)
Research, development and engineering expenses	(4)	(5)%	(0.3)
Equity, royalty and interest income from investees	7	22%	0.2
The decrease in gross margin versus 2013 was primarily due to lower volume, operating actions taken in the fourth quarter of 2014 and unfavorable foreign currency fluctuations (primarily the euro), partially offset by higher warranty costs and favorable mix. The increase in selling, general and administrative expenses and research, development and engineering expenses was primarily due to operating actions taken in the fourth quarter of 2014 and higher compensation expenses. The favorable increase in equity, royalty and interest income from investees was due to an $8 million impairment charge of an equity method investment in 2013.

Reconciliation of Segment EBIT to Income Before Income Taxes
The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Income.

	Years ended December 31,
In millions	2015	2014	2013
Total EBIT	$2,102	$2,568	$2,174
Non-segment EBIT (1)	(12)	(70)	(14)
Total segment EBIT	2,090	2,498	2,160
Less: Interest expense	65	64	41
Income before income taxes	$2,025	$2,434	$2,119
_______________________________________________
(1) Includes intersegment sales and profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses for the years ended December 31, 2015, 2014 and 2013.

LIQUIDITY AND CAPITAL RESOURCES
Key Working Capital and Balance Sheet Data
We fund our working capital with cash from operations and short-term borrowings when necessary. Various assets and liabilities, including short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. As a result, working capital is a prime focus of management attention. Working capital and balance sheet measures are provided in the following table:

Dollars in millions	December 31, 2015	December 31, 2014
Working capital (1)	$4,144	$5,034
Current ratio	2.09	2.25
Accounts and notes receivable, net	$2,820	$2,946
Days’ sales in receivables	55	53
Inventories	$2,707	$2,866
Inventory turnover	4.9	5.3
Accounts payable (principally trade)	$1,706	$1,881
Days' payable outstanding	48	44
Total debt	$1,639	$1,686
Total debt as a percent of total capital (2)	17.5%	17.2%
____________________________________
(1) Working capital includes cash and cash equivalents.
(2) Total capital is defined as total debt plus equity.
Cash Flows
Cash and cash equivalents were impacted as follows:

	Years ended December 31,			Change
In millions	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net cash provided by operating activities	$2,059	$2,266	$2,089	$(207)	$177
Net cash used in investing activities	(918)	(1,234)	(846)	316	(388)
Net cash (used in) provided by financing activities	(1,644)	(1,343)	52	(301)	(1,395)
Effect of exchange rate changes on cash and cash equivalents	(87)	(87)	35	—	(122)
Net (decrease) increase in cash and cash equivalents	$(590)	$(398)	$1,330	$(192)	$(1,728)
2015 vs. 2014
Net cash provided by operating activities decreased $207 million versus 2014, primarily due to lower consolidated net income of $266 million and unfavorable working capital fluctuations of $328 million, partially offset by the impact of the non-cash impairment of light-duty diesel assets of $211 million. During 2015, the higher working capital requirements resulted in a cash outflow of $260 million compared to a cash inflow of $68 million in 2014. This change of $328 million was primarily driven by a decrease in accrued expenses and accounts payable, partially offset by a decrease in inventory and accounts and notes receivable.
Net cash used in investing activities decreased $316 million versus 2014, primarily due to lower cash investment for the acquisitions of businesses of $319 million.
Net cash used in financing activities increased $301 million versus 2014, primarily due to higher common stock repurchases of $230 million and higher dividend payments of $110 million.

2014 vs. 2013
Net cash provided by operating activities increased $177 million versus 2013, primarily due to higher consolidated net income and favorable working capital fluctuations, partially offset by unfavorable deferred income taxes and higher pension contributions in excess of expense. During 2014, the lower working capital resulted in a cash inflow of $68 million, compared to a cash outflow of $65 million in 2013. This change of $133 million was primarily driven by an increase in accrued expenses and accounts payable, partially offset by an increase in other current assets and inventories in 2014, versus the comparable period in 2013. The increase in accrued expenses was primarily due to higher income taxes payable, while the change in other current assets was largely due to the receipt of an income tax refund in 2013.
Net cash used in investing activities increased $388 million versus 2013, primarily due to higher cash investment for the acquisition of businesses in 2014 of $289 million and higher capital expenditures of $67 million, partially offset by reduced purchases of corporate owned life insurance of $40 million.
Net cash used in financing activities increased $1,395 million versus 2013, primarily due to lower proceeds from borrowings of $949 million. In September 2013, we issued $1 billion aggregate principal amount of senior notes consisting of $500 million aggregate principal amount of 3.65% senior unsecured notes due in 2023 and $500 million aggregate principal amount of 4.875% senior unsecured notes due in 2043. Net proceeds from the issuance were $979 million.
Sources of Liquidity
We generate significant ongoing cash flow, which has been used, in part, to fund working capital, common stock repurchases, capital expenditures, dividends on our common stock, acquisitions, projected pension obligations, debt service and restructuring actions and other charges. Cash provided by operations is our principal source of liquidity with $2.1 billion provided in 2015.
At December 31, 2015, our sources of liquidity included:

•	cash and cash equivalents of $1.7 billion, of which approximately 26 percent was located in the U.S. and 74 percent was located outside the U.S., primarily in the U.K., China and Singapore,

•	revolving credit facility with $1.74 billion available, net of letters of credit,

•	international and other domestic short-term credit facilities with $184 million available and

•	marketable securities of $100 million, of which 66 percent is located in India and 33 percent is located in the U.S. and the majority of which could be liquidated into cash within a few days.
Cash, Cash Equivalents and Marketable Securities
A significant portion of our cash flow is generated outside the U.S. At December 31, 2015, the total of cash, cash equivalents and marketable securities held by foreign subsidiaries was $1.3 billion, the vast majority of which was located in the U.K., China and Singapore. The geographic location of our cash and marketable securities aligns well with our ongoing investments. We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. As a result, we do not anticipate any local liquidity restrictions to preclude us from funding our operating needs with local resources.
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
Debt Facilities and Other Sources of Liquidity
On November 13, 2015, we entered into an amended and restated five-year revolving credit agreement with a syndicate of lenders. The credit agreement provides us with a $1.75 billion senior unsecured revolving credit facility, the proceeds of which are to be used for working capital or other general corporate purposes. See Note 11, "DEBT," to our Consolidated Financial Statements for additional information. The credit agreement includes one financial covenant: a leverage ratio. The required leverage ratio, which measures the sum of total debt plus securitization financing to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) as of the last day of any fiscal quarter, for the four fiscal quarters ended on such date may not exceed 3.50 to 1.0. At December 31, 2015, our leverage ratio was 0.57 to 1.0.
We have an automatic shelf registration filed with the Securities and Exchange Commission under which we may offer, from time to time, debt securities, common stock, preferred and preference stock, depositary shares, warrants, stock purchase contracts and stock purchase units. Our current shelf is scheduled to expire in September of 2016. We plan to file a new automatic shelf registration statement in the first quarter of 2016.
The maturity schedule of our existing long-term debt does not require significant cash outflows in the intermediate term. Required annual principal payments range from $5 million to $39 million over each of the next five years.
Uses of Cash
Share Repurchases
In July 2014, the Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon completion of the 2012 repurchase program. In 2015, we made the following purchases under the respective purchase programs:

In millions (except per share amounts) For each quarter ended	Shares Purchased	Average Cost Per Share	Total Cost of Repurchases	Remaining Authorized Capacity (1)
December 2012, $1 billion repurchase program
March 29	1.0	$138.15	$137	$37
June 28	0.3	136.68	37	—
Subtotal	1.3	137.83	174

July 2014, $1 billion repurchase program
June 28	2.4	140.04	340	660
September 27	1.1	127.77	136	524
December 31	2.4	100.57	250	274
Subtotal	5.9	121.44	726
Total	7.2	124.30	$900
___________________________________________________________
(1) The remaining authorized capacities under the 2012 and 2014 Plans were calculated based on the cost to purchase the shares, but exclude commission expenses in accordance with the authorized Plans.
In November 2015, our Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon the completion of the 2014 repurchase plan.
On February 9, 2016, we entered into an accelerated share repurchase (ASR) agreement with Goldman, Sachs & Co. to purchase $500 million of our common stock. This ASR agreement is part of our previously announced share repurchase plans authorized by the Board of Directors. Pursuant to the terms of the agreement, there will be an initial delivery of approximately 4 million shares. The final number of shares to be repurchased will be based on our volume-weighted average stock price during the terms of the transaction, less a discount. The ASR is expected to be completed by the end of the second quarter of 2016.
Dividends
Total dividends paid to common shareholders in 2015, 2014 and 2013 were $622 million, $512 million and $420 million respectively. Declaration and payment of dividends in the future depends upon our income and liquidity position, among other factors, and is subject to declaration by our Board of Directors, who meet quarterly to consider our dividend payment. We expect to fund dividend payments with cash from operations.
In July 2015, our Board of Directors authorized an increase to our quarterly dividend of 25 percent from $0.78 per share to $0.975 per share. In July 2014, the Board of Directors authorized a 25 percent increase to our quarterly cash dividend on our common stock from $0.625 per share to $0.78 per share. In July 2013, the Board of Directors authorized a 25 percent increase to our quarterly cash dividend on our common stock from $0.50 per share to $0.625 per share. Cash dividends per share paid to common shareholders for the last three years were as follows:

	Quarterly Dividends
	2015	2014	2013
First quarter	$0.78	$0.625	$0.50
Second quarter	0.78	0.625	0.50
Third quarter	0.975	0.78	0.625
Fourth quarter	0.975	0.78	0.625
Total	$3.51	$2.81	$2.25
Capital Expenditures
Capital expenditures and spending on internal use software were $799 million in 2015, compared to $798 million in 2014. Despite the challenging international economies, we continue to invest in new product lines and targeted capacity expansions. We plan to spend between $600 million and $650 million in 2016 as we continue with product launches and facility improvements. Approximately 50 percent of our capital expenditures are expected to be invested outside of the U.S. in 2016.
Pensions
The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans. In 2015, the investment return on our U.S. pension trust was negative 0.1 percent while our U.K. pension trust return was 1.3 percent. Approximately 77 percent of our pension plan assets are held in highly liquid investments such as fixed income and equity securities. The remaining 23 percent of our plan assets are held in less liquid, but market valued investments, including real estate, private equity and insurance contracts.
We sponsor funded and unfunded domestic and foreign defined benefit pension plans. Contributions to these plans were as follows:

	Years ended December 31,
In millions	2015	2014	2013
Defined benefit pension and other postretirement plans
Voluntary contribution	$82	$111	$112
Mandatory contribution	108	94	57
Defined benefit pension contributions	190	205	169

Defined contribution pension plans	$74	$73	$66
We anticipate making total contributions of approximately $150 million to our defined benefit pension plans in 2016. Expected contributions to our defined benefit pension plans in 2016 will meet or exceed the current funding requirements.
Restructuring Actions
In the fourth quarter of 2015, we executed worldwide work force restructuring actions primarily in the form of professional voluntary and involuntary employee separation programs in response to lower demand for our products in the U.S. and key markets around the world. We incurred a fourth quarter charge of $90 million ($61 million after-tax) for the headcount reductions, of which $86 million will be settled in cash. In the fourth quarter of 2015, we announced that we expect to close or restructure several manufacturing facilities over time which could result in future charges as we evaluate the appropriate size and structure of our manufacturing capacity.
Acquisitions
During 2015, we paid $120 million to acquire the remaining interest in three North American distributors, including the related debt retirements and recognized a total gain of $18 million on the fair value adjustment resulting from the acquisition of the controlling interests in two of these previously unconsolidated entities. We plan to spend an additional $85 million to $110 million on the North American distributor acquisitions and the related debt retirements in 2016.

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
Management's Assessment of Liquidity
Our financial condition and liquidity remain strong. Our solid balance sheet and credit ratings enable us to have ready access to credit and the capital markets. We believe our liquidity provides us with the financial flexibility needed to fund working capital, common stock repurchases, capital expenditures, dividend payments, acquisitions of our North American distributors, projected pension obligations, debt service obligations and severance payments. We continue to generate cash from operations in the U.S. and maintain access to $1.7 billion of our revolver as noted above.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS
A summary of payments due for our contractual obligations and commercial commitments, as of December 31, 2015, is as follows:

Contractual Cash Obligations
In millions	2016	2017-2018	2019-2020	After 2020	Total
Loans payable	$24	$—	$—	$—	$24
Long-term debt and capital lease obligations (1)	139	220	185	2,949	3,493
Operating leases	163	242	133	110	648
Capital expenditures	304	36	13	—	353
Purchase commitments for inventory	558	—	—	—	558
Other purchase commitments	293	79	8	16	396
Other postretirement benefits	37	70	63	135	305
Total	$1,518	$647	$402	$3,210	$5,777
___________________________________________________________

(1)	Includes principal payments and expected interest payments based on the terms of the obligations.
The contractual obligations reported above exclude our unrecognized tax benefits of $135 million as of December 31, 2015. We are not able to reasonably estimate the period in which cash outflows relating to uncertain tax contingencies could occur. See Note 5, "INCOME TAXES," to the Consolidated Financial Statements for additional information.
Our other commercial commitments as of December 31, 2015, are as follows:

Other Commercial Commitments
In millions	2016	2017-2018	2019-2020	After 2020	Total
Standby letters of credit under revolving credit agreements	$2	$—	$—	$—	$2
International and other domestic letters of credit	62	42	3	2	109
Performance and excise bonds	67	5	—	—	72
Guarantees, indemnifications and other commitments	7	1	2	1	11
Total	$138	$48	$5	$3	$194
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

Warranty Programs
We estimate and record a liability for base warranty programs at the time our products are sold. Our estimates are based on historical experience and reflect management's best estimates of expected costs at the time products are sold and subsequent adjustment to those expected costs when actual costs differ. As a result of the uncertainty surrounding the nature and frequency of product recall programs, the liability for such programs is recorded when we commit to a recall action or when a recall becomes probable and estimable, which generally occurs when it is announced. Our warranty liability is generally affected by component failure rates, repair costs and the point of failure within the product life cycle. Future events and circumstances related to these factors could materially change our estimates and require adjustments to our liability. New product launches require a greater use of judgment in developing estimates until historical experience becomes available. Product specific experience is typically available four or five quarters after product launch, with a clear experience trend evident eight quarters after launch. We generally record warranty expense for new products upon shipment using a preceding product's warranty history and a multiplicative factor based upon preceding similar product experience and new product assessment until sufficient new product data is available for warranty estimation. We then use a blend of actual new product experience and preceding product historical experience for several subsequent quarters, and new product specific experience thereafter. Note 12, "PRODUCT WARRANTY LIABILITY," to our Consolidated Financial Statements contains a summary of the activity in our warranty liability account for 2015 and 2014 including adjustments to pre-existing warranties.
Accounting for Income Taxes
We determine our income tax expense using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits of tax loss and credit carryforwards are also recognized as deferred tax assets. We evaluate the recoverability of our deferred tax assets each quarter by assessing the likelihood of future profitability and available tax planning strategies that could be implemented to realize our net deferred tax assets. At December 31, 2015, we recorded net deferred tax assets of $356 million. These assets included $236 million for the value of tax loss and credit carryforwards. A valuation allowance of $209 million was recorded to reduce the tax assets to the net value management believed was more likely than not to be realized. In the event our operating performance deteriorates, future assessments could conclude that a larger valuation allowance will be needed to further reduce the deferred tax assets. In addition, we operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. We accrue for the estimated additional tax and interest that may result from tax authorities disputing uncertain tax positions we have taken and we believe we have made adequate provision for income taxes for all years that are subject to audit based upon the latest information available. A more complete description of our income taxes and the future benefits of our tax loss and credit carryforwards is disclosed in Note 5, "INCOME TAXES," to our Consolidated Financial Statements.
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
The expected long-term return on plan assets is used in calculating the net periodic pension cost. We considered several factors in developing our expected rate of return on plan assets. The long-term rate of return considers historical returns and expected returns on current and projected asset allocations and is generally applied to a five-year average market value of return. Projected returns are based primarily on broad, publicly traded fixed income and equity indices and forward-looking estimates of active portfolio and investment management. At December 31, 2015, based upon our target asset allocations, it is anticipated that our U.S. investment policy will generate an average annual return over the 10-year projection period equal to or in excess of 7.5 percent approximately 18 percent of the time while returns of 8.0 percent or greater are anticipated 13 percent of the time. We expect additional positive returns from active investment management. Despite the 2015 one-year return of (0.1) percent, our plan assets have averaged 10.5 percent returns since 2010, and resulted in approximately $272 million of actuarial gains in accumulated other comprehensive income in the same period. Based on the historical returns and forward-looking return expectations, we believe an investment return assumption of 7.5 percent per year in 2016 for U.S. pension assets is reasonable.
The methodology used to determine the rate of return on pension plan assets in the U.K. was based on establishing an equity-risk premium over current long-term bond yields adjusted based on target asset allocations. At December 31, 2015, based upon our target asset allocations, it is anticipated that our U.K. investment policy will generate an average annual return over the 20-year projection period equal to or in excess of 4.4 percent approximately 50 percent of the time while returns of 5.1 percent or greater are anticipated 25 percent of the time. We expect additional positive returns from active investment management. The one-year return for our U.K. plan was 1.3 percent for 2015, and similar to our U.S. plan, the strong returns since 2010 have resulted in approximately $214 million of actuarial gains in accumulated other comprehensive income. Our strategy with respect to our investments in pension plan assets is to be invested with a long-term outlook. Therefore, the risk and return balance of our asset portfolio should reflect a long-term horizon. Based on the historical returns and forward-looking return expectations, we believe an investment return assumption of 4.7 percent in 2016 for U.K. pension assets is reasonable. Our pension plan asset allocations at December 31, 2015 and 2014 and target allocation for 2016 are as follows:

	U.S. Plans			U.K. Plans
	Target Allocation	Percentage of Plan Assets at December 31,		Target Allocation	Percentage of Plan Assets at December 31,
Investment description	2016	2015	2014	2016	2015	2014
Fixed income	64.0%	65.9%	65.7%	64.0%	53.0%	56.0%
Equity securities	18.0%	21.5%	22.9%	23.0%	39.0%	32.0%
Real estate/other	18.0%	12.6%	11.4%	13.0%	8.0%	12.0%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
The differences between the actual return on plan assets and expected long-term return on plan assets are recognized in the asset value used to calculate net periodic cost over five years. The table below sets forth the expected return assumptions used to develop our pension cost for the period 2013-2015 and our expected rate of return for 2016.

	Long-term Expected Return Assumptions
	2016	2015	2014	2013
U.S. plans	7.50%	7.50%	7.50%	8.00%
U.K. plans	4.70%	5.80%	5.80%	5.80%
A lower expected rate of return will increase our net periodic pension cost and reduce profitability.
GAAP for pensions offers various acceptable alternatives to account for the differences that eventually arise between the estimates used in the actuarial valuations and the actual results. It is acceptable to delay or immediately recognize these differences. Under the delayed recognition alternative, changes in pension obligation (including those resulting from plan amendments) and changes in the value of assets set aside to meet those obligations are not recognized in net periodic pension cost as they occur but are recognized initially in comprehensive income and subsequently amortized as components of net periodic pension cost systematically and gradually over future periods. In addition to this approach, GAAP also allows immediate recognition of actuarial gains or losses. Immediate recognition introduces volatility in financial results. We have chosen to delay recognition and amortize actuarial differences over future periods. If we adopted the immediate recognition approach, we would record a loss of $917 million ($616 million after-tax) from cumulative actuarial net losses for our U.S. and U.K. pension plans.
The difference between the expected return and the actual return on plan assets is deferred from recognition in our results of operations and, under certain circumstances such as when the difference exceeds 10 percent of the market value of plan assets or the projected benefit obligation, amortized over future years of service. This is also true of changes to actuarial assumptions. Under GAAP, the actuarial gains and losses are recognized and recorded in accumulated other comprehensive loss. At December 31, 2015, we had net pension actuarial losses of $689 million and $228 million for the U.S. and U.K. pension plans, respectively. As these amounts exceed 10 percent of their respective plan assets, the excess is amortized over the average remaining service lives of participating employees. Net actuarial losses decreased our shareholders' equity by $63 million (after-tax) in 2015. The loss is due to unfavorable asset performance in the U.S. and U.K., partially offset by higher discount rates in both the U.S. and U.K.

The table below sets forth the net periodic pension cost for the period 2013-2015 and our expected cost for 2016.

In millions	2016	2015	2014	2013
Net periodic pension cost	$41	$63	$57	$87
We expect 2016 net periodic pension cost to decrease when compared to 2015, due to reduced loss amortizations in the U.S. and U.K. and higher discount rates, partially offset by lower expected asset returns for the U.K. plan as we de-risk plan trust assets. The increase in periodic pension cost in 2015 compared to 2014 was due to lower discount rates in the U.S. and U.K. and unfavorable mortality demographics in the U.S., partially offset by favorable expected return on asset performance in both the U.S. and U.K. The decrease in periodic pension cost in 2014 compared to 2013 was due to reduced loss amortizations resulting from improved U.S. asset performance and a higher discount rate in the U.S. Another key assumption used in the development of the net periodic pension cost is the discount rate. The weighted average discount rates used to develop our net periodic pension cost are set forth in the table below.

	Discount Rates
	2016	2015	2014	2013
U.S. plans	4.47%	4.07%	4.83%	3.97%
U.K. plans	3.95%	3.80%	4.60%	4.70%
Changes in the discount rate assumptions will impact the interest cost component of the net periodic pension cost calculation.
The discount rate enables us to state expected future cash payments for benefits as a present value on the measurement date. The guidelines for setting this rate are discussed in GAAP which suggests the use of a high-quality corporate bond rate. We used bond information provided by Moody's Investor Services, Inc. and Standard & Poor's Rating Services. All bonds used to develop our hypothetical portfolio in the U.S. and U.K. were deemed high-quality, non-callable bonds (Aa or better) at December 31, 2015, by at least one of the bond rating agencies.
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
The table below sets forth the estimated impact on our 2016 net periodic pension cost relative to a change in the discount rate and a change in the expected rate of return on plan assets.

In millions	Impact on Pension Cost Increase/(Decrease)
Discount rate used to value liabilities
0.25 percent increase	$(12)
0.25 percent decrease	13
Expected rate of return on assets
1 percent increase	(43)
1 percent decrease	43
The above sensitivities reflect the impact of changing one assumption at a time. A higher discount rate decreases the plan obligations and decreases our net periodic pension cost. A lower discount rate increases the plan obligations and increases our net periodic pension cost. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear. Note 10, "PENSION AND OTHER POSTRETIREMENT BENEFITS," to our Consolidated Financial Statements provides a summary of our pension benefit plan activity, the funded status of our plans and the amounts recognized in our Consolidated Financial Statements.
RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Accounting Pronouncements Recently Adopted
In May 2015, the Financial Accounting Standards Board (FASB) amended its fair value standard related to the disclosure of investments in certain entities that calculate the Net Asset Value per share (NAV) or an equivalent measure. This amendment provides the option to exclude investments measured using the NAV to represent fair value from the fair value hierarchy. The new rules will become effective for annual and interim periods beginning after December 15, 2015, however early adoption is permitted and we have chosen to adopt this standard as of December 31, 2015. This resulted in U.S. pension plan assets of $1,094 million and $1,186 million and U.K, pension plan assets of $514 million and $497 million at December 31, 2015 and 2014, respectively, being removed from the three-level valuation hierarchy. Note 10, ''PENSION AND OTHER POSTRETIREMENT BENEFITS,'' to our Consolidated Financial Statements includes a summary of our pension plan assets. Our Consolidated Financial Statements do not include any other investments for which NAV is used to represent fair value.
In November 2015, the FASB amended its standards related to balance sheet classification of deferred taxes. This amendment requires that all deferred tax assets and liabilities be classified as non-current in a classified statement of financial position. The new rules will become effective for annual and interim periods beginning after December 15, 2016. However, early adoption is permitted and we have chosen to adopt the standard prospectively as of September 28, 2015. As a result, prior periods have not been adjusted to reflect this change.
In April 2015, the FASB amended its standards related to the balance sheet classification of debt issuance costs. This amendment requires entities to present debt issuance costs related to a debt liability as a direct deduction from the carrying amount of the debt and requires retrospective application. The new rules will become effective for annual and interim periods beginning after December 15, 2016, however early adoption is permitted and we have chosen to adopt this standard as of September 28, 2015. This resulted in the reclassification of $12 million from "Other assets" in our December 31, 2014, Consolidated Balance Sheet to a reduction of our "Long-term debt."
Accounting Pronouncements Issued But Not Yet Effective
In January 2016, the FASB amended its standards related to the accounting of certain financial instruments. This amendment addresses certain aspects of recognition, measurement, presentation and disclosure. The new rules will become effective for annual and interim periods beginning after December 15, 2017. Early adoption is not permitted. We are in the process of evaluating the impact the amendment will have on our Consolidated Financial Statements.
In May 2014, the FASB amended its standards related to revenue recognition. This amendment replaces all existing revenue recognition guidance and provides a single, comprehensive revenue recognition model for all contracts with customers. The standard contains principles that we will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that we will recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that we expect to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of the time value of money in the transaction price and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendment also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. The standard allows either full or modified retrospective adoption effective for annual and interim periods beginning January 1, 2018. We are in the process of evaluating the impact the amendment will have on our Consolidated Financial Statements. While a final decision has not been made, we are currently planning to adopt the standard using the modified retrospective approach.
ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to financial risk resulting from volatility in foreign exchange rates, commodity prices and interest rates. This risk is closely monitored and managed through the use of financial derivative instruments including foreign currency forward contracts, interest rate swaps and commodity zero-cost collars. These instruments, as further described below, are accounted for as cash flow or fair value hedges or as economic hedges not designated as hedges for accounting purposes. Financial derivatives are used expressly for hedging purposes and under no circumstances are they used for speculative purposes. When material, we adjust the estimated fair value of our derivative contracts for counter-party or our credit risk. None of our derivative instruments are subject to collateral requirements. Substantially all of our derivative contracts are subject to master netting arrangements which provide us with the option to settle certain contracts on a net basis when they settle on the same day with the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event.
The following describes our risk exposures and provides the results of a sensitivity analysis performed at December 31, 2015. The sensitivity analysis assumes instantaneous, parallel shifts in foreign currency exchange rates and commodity prices.

Foreign Exchange Rates
As a result of our international business presence, we are exposed to foreign currency exchange risks. We transact business in foreign currencies and, as a result, our income experiences some volatility related to movements in foreign currency exchange rates. To help manage our exposure to exchange rate volatility, we use foreign currency forward contracts on a regular basis to hedge forecasted intercompany and third-party sales and purchases denominated in non-functional currencies. Our internal policy allows for managing anticipated foreign currency cash flows for up to one year. These foreign currency forward contracts are designated and qualify as foreign currency cash flow hedges under GAAP. For the years ended December 31, 2015 and 2014, there were no circumstances that would have resulted in the discontinuance of a foreign currency cash flow hedge.
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
At December 31, 2015, the potential gain or loss in the fair value of our outstanding foreign currency contracts, assuming a hypothetical 10 percent fluctuation in the currencies of such contracts, would be approximately $20 million. The sensitivity analysis of the effects of changes in foreign currency exchange rates assumes the notional value to remain constant for the next 12 months. The analysis ignores the impact of foreign exchange movements on our competitive position and potential changes in sales levels. Any change in the value of the contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items.
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
The following table summarizes these gains and losses for the years presented below:

	Years ended December 31,
In millions	2015		2014		2013
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings
Interest expense (1)	$6	$(2)	$23	$(19)	$(39)	$39
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

At December 31, 2015, the potential gain or loss related to the outstanding commodity zero-cost collar contracts, assuming a hypothetical 10 percent fluctuation in the price of such commodities, was $1 million. The sensitivity analysis of the effects of changes in commodity prices assumes the notional value to remain constant for the next 12 months. The analysis ignores the impact of commodity price movements on our competitive position and potential changes in sales levels. Any change in the value of the zero-cost collar contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items.
We also limit our exposure to commodity price risk by entering into purchasing arrangements to fix the price of certain volumes of platinum and palladium expected to be used in our products. During 2014, we began entering into physical forward contracts with suppliers of platinum and palladium to purchase some volumes of the commodities at contractually stated prices for various periods, generally not exceeding one year. These arrangements enable us to fix the prices of a portion of our purchases of these commodities, which otherwise are subject to market volatility.

ITEM 8.    Financial Statements and Supplementary Data
Index to Financial Statements

•	Management's Report to Shareholders

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013

•	Consolidated Balance Sheets at December 31, 2015 and 2014

•	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

•	Consolidated Statements of Changes in Equity for the years ended December 31, 2015, 2014 and 2013

•	Notes to Consolidated Financial Statements

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NOTE 2	INVESTMENTS IN EQUITY INVESTEES
NOTE 3	IMPAIRMENT OF LIGHT-DUTY DIESEL ASSETS
NOTE 4	RESTRUCTURING ACTIONS AND OTHER CHARGES
NOTE 5	INCOME TAXES
NOTE 6	MARKETABLE SECURITIES
NOTE 7	INVENTORIES
NOTE 8	PROPERTY, PLANT AND EQUIPMENT
NOTE 9	GOODWILL AND OTHER INTANGIBLE ASSETS
NOTE 10	PENSION AND OTHER POSTRETIREMENT BENEFITS
NOTE 11	DEBT
NOTE 12	PRODUCT WARRANTY LIABILITY
NOTE 13	OTHER LIABILITIES AND DEFERRED REVENUE
NOTE 14	COMMITMENTS AND CONTINGENCIES
NOTE 15	SHAREHOLDERS' EQUITY
NOTE 16	ACCUMULATED OTHER COMPREHENSIVE LOSS
NOTE 17	STOCK INCENTIVE AND STOCK OPTION PLANS
NOTE 18	NONCONTROLLING INTERESTS
NOTE 19	EARNINGS PER SHARE
NOTE 20	ACQUISITIONS
NOTE 21	OPERATING SEGMENTS
NOTE 22	SUBSEQUENT EVENT

•	Selected Quarterly Financial Data (Unaudited)

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
Management assessed the effectiveness of our internal control over financial reporting and concluded it was effective as of December 31, 2015. In making its assessment, management utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).
The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Cummins Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cummins Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management's Report on Internal Control over Financial Reporting.” Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which deferred tax balances are classified on the consolidated balance sheet in 2015.
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

/s/ PricewaterhouseCoopers LLP
Indianapolis, Indiana
February 12, 2016

CUMMINS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
In millions, except per share amounts	2015	2014	2013
NET SALES (a)	$19,110	$19,221	$17,301
Cost of sales	14,163	14,360	13,021
GROSS MARGIN	4,947	4,861	4,280

OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	2,092	2,095	1,817
Research, development and engineering expenses	735	754	713
Equity, royalty and interest income from investees (Note 2)	315	370	361
Impairment of light-duty diesel assets (Note 3)	211	—	—
Restructuring actions and other charges (Note 4)	90	—	—
Other operating expense, net	(77)	(17)	(10)
OPERATING INCOME	2,057	2,365	2,101

Interest income	24	23	27
Interest expense (Note 11)	65	64	41
Other income, net	9	110	32
INCOME BEFORE INCOME TAXES	2,025	2,434	2,119

Income tax expense (Note 5)	555	698	531
CONSOLIDATED NET INCOME	1,470	1,736	1,588

Less: Net income attributable to noncontrolling interests	71	85	105
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$1,399	$1,651	$1,483

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC. (Note 19)
Basic	$7.86	$9.04	$7.93
Diluted	$7.84	$9.02	$7.91
____________________________________

(a)	Includes sales to nonconsolidated equity investees of $1,209 million, $2,063 million and $2,319 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
In millions	2015	2014	2013
CONSOLIDATED NET INCOME	$1,470	$1,736	$1,588
Other comprehensive (loss) income, net of tax (Note 16)
Foreign currency translation adjustments	(305)	(234)	(46)
Unrealized gain (loss) on derivatives	6	(1)	(1)
Change in pension and other postretirement defined benefit plans	15	(58)	183
Unrealized (loss) gain on marketable securities	(1)	(12)	1
Total other comprehensive (loss) income, net of tax	(285)	(305)	137
COMPREHENSIVE INCOME	1,185	1,431	1,725
Less: Comprehensive income attributable to noncontrolling interests	56	74	76
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUMMINS INC.	$1,129	$1,357	$1,649
The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
In millions, except par value	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$1,711	$2,301
Marketable securities (Note 6)	100	93
Total cash, cash equivalents and marketable securities	1,811	2,394
Accounts and notes receivable, net
Trade and other	2,640	2,744
Nonconsolidated equity investees	180	202
Inventories (Note 7)	2,707	2,866
Prepaid expenses and other current assets	609	849
Total current assets	7,947	9,055
Long-term assets
Property, plant and equipment, net (Note 8)	3,745	3,686
Investments and advances related to equity method investees (Note 2)	975	981
Goodwill (Note 9)	482	479
Other intangible assets, net (Note 9)	328	343
Pension assets (Note 10)	735	637
Other assets	922	583
Total assets	$15,134	$15,764

LIABILITIES
Current liabilities
Accounts payable (principally trade)	$1,706	$1,881
Loans payable (Note 11)	24	86
Accrued compensation, benefits and retirement costs	409	508
Current portion of accrued product warranty (Note 12)	359	363
Current portion of deferred revenue	403	401
Other accrued expenses	863	759
Current maturities of long-term debt (Note 11)	39	23
Total current liabilities	3,803	4,021
Long-term liabilities
Long-term debt (Note 11)	1,576	1,577
Postretirement benefits other than pensions (Note 10)	349	369
Pensions (Note 10)	298	289
Other liabilities and deferred revenue (Note 13)	1,358	1,415
Total liabilities	$7,384	$7,671
Commitments and contingencies (Note 14)

EQUITY
Cummins Inc. shareholders’ equity (Note 15)
Common stock, $2.50 par value, 500 shares authorized, 222.4 and 222.3 shares issued	$2,178	$2,139
Retained earnings	10,322	9,545
Treasury stock, at cost, 47.2 and 40.1 shares	(3,735)	(2,844)
Common stock held by employee benefits trust, at cost, 0.9 and 1.1 shares	(11)	(13)
Accumulated other comprehensive loss (Note 16)	(1,348)	(1,078)
Total Cummins Inc. shareholders’ equity	7,406	7,749
Noncontrolling interests (Note 18)	344	344
Total equity	$7,750	$8,093
Total liabilities and equity	$15,134	$15,764
The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
In millions	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$1,470	$1,736	$1,588
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Impairment of light-duty diesel assets (Note 3)	211	—	—
Restructuring actions and other charges, net of cash payments (Note 4)	64	—	—
Loss contingency (Note 14)	60	—	—
Depreciation and amortization	514	455	407
Gain on fair value adjustment for consolidated investees (Note 20)	(18)	(73)	(12)
Deferred income taxes (Note 5)	(108)	31	100
Equity in income of investees, net of dividends	(36)	(100)	(62)
Pension contributions in excess of expense (Note 10)	(127)	(148)	(82)
Other post-retirement benefits payments in excess of expense (Note 10)	(23)	(28)	(25)
Stock-based compensation expense (Note 17)	24	36	37
Translation and hedging activities	26	(13)	17
Changes in current assets and liabilities, net of acquisitions
Accounts and notes receivable	103	(89)	(148)
Inventories	150	(256)	(46)
Other current assets	(151)	1	212
Accounts payable	(136)	244	163
Accrued expenses	(226)	168	(246)
Changes in other liabilities and deferred revenue	292	282	211
Other, net	(30)	20	(25)
Net cash provided by operating activities	2,059	2,266	2,089
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(744)	(743)	(676)
Investments in internal use software	(55)	(55)	(64)
Investments in and advances to equity investees	(7)	(60)	(42)
Acquisitions of businesses, net of cash acquired (Note 20)	(117)	(436)	(147)
Investments in marketable securities—acquisitions (Note 6)	(282)	(275)	(418)
Investments in marketable securities—liquidations (Note 6)	270	336	525
Cash flows from derivatives not designated as hedges	8	(14)	1
Other, net	9	13	(25)
Net cash used in investing activities	(918)	(1,234)	(846)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	44	55	1,004
Payments on borrowings and capital lease obligations	(76)	(94)	(90)
Net payments under short-term credit agreements	(41)	(40)	(3)
Distributions to noncontrolling interests	(49)	(83)	(75)
Dividend payments on common stock (Note 15)	(622)	(512)	(420)
Repurchases of common stock (Note 15)	(900)	(670)	(381)
Other, net	—	1	17
Net cash (used in) provided by financing activities	(1,644)	(1,343)	52
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(87)	(87)	35
Net (decrease) increase in cash and cash equivalents	(590)	(398)	1,330
Cash and cash equivalents at beginning of year	2,301	2,699	1,369
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,711	$2,301	$2,699
The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

In millions	Common Stock	Additional paid-in Capital	Retained Earnings	Treasury Stock	Common Stock Held in Trust	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2012	$556	$1,502	$7,343	$(1,830)	$(18)	$(950)	$6,603	$371	$6,974
Net income			1,483				1,483	105	1,588
Other comprehensive income (loss) (Note 16)						166	166	(29)	137
Issuance of shares		8					8	—	8
Employee benefits trust activity		24			2		26	—	26
Acquisition of shares				(381)			(381)	—	(381)
Cash dividends on common stock			(420)				(420)	—	(420)
Distribution to noncontrolling interests							—	(75)	(75)
Stock based awards		1		16			17	—	17
Other shareholder transactions		8					8	(12)	(4)
BALANCE AT DECEMBER 31, 2013	$556	$1,543	$8,406	$(2,195)	$(16)	$(784)	$7,510	$360	$7,870
Net income			1,651				1,651	85	1,736
Other comprehensive income (loss) (Note 16)						(294)	(294)	(11)	(305)
Issuance of shares		9					9	—	9
Employee benefits trust activity		24			3		27	—	27
Acquisition of shares				(670)			(670)	—	(670)
Cash dividends on common stock			(512)				(512)	—	(512)
Distributions to noncontrolling interests							—	(83)	(83)
Stock based awards		(5)		21			16	—	16
Other shareholder transactions		12					12	(7)	5
BALANCE AT DECEMBER 31, 2014	$556	$1,583	$9,545	$(2,844)	$(13)	$(1,078)	$7,749	$344	$8,093
Net income			1,399				1,399	71	1,470
Other comprehensive income (loss) (Note 16)						(270)	(270)	(15)	(285)
Issuance of shares		9					9	—	9
Employee benefits trust activity		25			2		27	—	27
Acquisition of shares				(900)			(900)	—	(900)
Cash dividends on common stock			(622)				(622)	—	(622)
Distributions to noncontrolling interests							—	(49)	(49)
Stock based awards		(4)		9			5	—	5
Other shareholder transactions		9					9	(7)	2
BALANCE AT DECEMBER 31, 2015	$556	$1,622	$10,322	$(3,735)	$(11)	$(1,348)	$7,406	$344	$7,750
The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Cummins Inc. was founded in 1919 as a corporation in Columbus, Indiana, as one of the first diesel engine manufacturers. We are a global power leader that designs, manufactures, distributes and services diesel and natural gas engines and engine-related component products, including filtration, aftertreatment, turbochargers, fuel systems, controls systems, air handling systems and electric power generation systems. We sell our products to original equipment manufacturers (OEMs), distributors and other customers worldwide. We serve our customers through a network of approximately 600 company-owned and independent distributor locations and over 7,200 dealer locations in more than 190 countries and territories.
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
Certain amounts for 2014 and 2013 have been reclassified to conform to the current classifications.
We classify shipping and handling billed to customers as sales in our Consolidated Statements of Income. Substantially all shipping and handling costs are included in "Cost of sales."
We have variable interests in several businesses accounted for under the equity method of accounting that are deemed to be VIEs and are subject to generally accepted accounting principles (GAAP) in the United States of America for variable interest entities. Most of these VIEs are unconsolidated.
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
Our foreign equity investees are presented net of applicable foreign income taxes in our Consolidated Statements of Income. Our remaining United States (U.S.) equity investees are partnerships (non-taxable), thus there is no difference between gross or net of tax presentation as the investees are not taxed. See NOTE 2, "INVESTMENTS IN EQUITY INVESTEES," for additional information.
Use of Estimates in the Preparation of the Financial Statements
Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts presented and disclosed in our Consolidated Financial Statements. Significant estimates and assumptions in these Consolidated Financial Statements require the exercise of judgment and are used for, but not limited to, allowance for doubtful accounts, estimates of future cash flows and other assumptions associated with goodwill and long-lived asset impairment tests, useful lives for depreciation and amortization, warranty programs, determination of discount and other assumptions for pension and other postretirement benefit costs, impairment charges, restructuring costs, income taxes and deferred tax valuation allowances, lease classification and contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates.
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
Foreign Currency Transactions and Translation
We translate assets and liabilities of foreign entities to U.S. dollars, where the local currency is the functional currency, at year-end exchange rates. We translate income and expenses to U.S. dollars using weighted-average exchange rates for the year. We record adjustments resulting from translation in a separate component of accumulated other comprehensive income (loss) (AOCL) and include the adjustments in net income only upon sale, loss of controlling financial interest or liquidation of the underlying foreign investment.
Foreign currency transaction gains and losses are included in current net income. For foreign entities where the U.S. dollar is the functional currency, including those operating in highly inflationary economies when applicable, we remeasure non-monetary balances and the related income statement using historical exchange rates. We include in income the resulting gains and losses, including the effect of derivatives in our Consolidated Statements of Income, which combined with transaction gains and losses amounted to a net loss of $18 million, $6 million and $27 million in 2015, 2014 and 2013, respectively.

Fair Value Measurements
A three-level valuation hierarchy, based upon the observable and unobservable inputs, is used for fair value measurements. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions based on the best evidence available. These two types of inputs create the following fair value hierarchy:

•	Level 1 - Quoted prices for identical instruments in active markets;

•
Level 2 - Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose significant inputs are observable; and

•	Level 3 - Instruments whose significant inputs are unobservable.
Derivative Instruments
We make use of derivative instruments in foreign exchange, commodity price and interest rate hedging programs. Derivatives currently in use are foreign currency forward contracts, commodity zero-cost collars and interest rate swaps. These contracts are used strictly for hedging and not for speculative purposes.
We are exposed to market risk from fluctuations in interest rates. We manage our exposure to interest rate fluctuations through the use of interest rate swaps. The objective of the swaps is to more effectively balance our borrowing costs and interest rate risk. The gain or loss on these derivative instruments as well as the offsetting gain or loss on the hedged item are recognized in current income as "Interest expense." For more detail on our interest rate swaps see NOTE 11, "DEBT."
Due to our international business presence, we are exposed to foreign currency exchange risk. We transact in foreign currencies and have assets and liabilities denominated in foreign currencies. Consequently, our income experiences some volatility related to movements in foreign currency exchange rates. In order to benefit from global diversification and after considering naturally offsetting currency positions, we enter into foreign currency forward contracts to minimize our existing exposures (recognized assets and liabilities) and hedge forecasted transactions. Foreign currency forward contracts are designated and qualify as foreign currency cash flow hedges under GAAP. The effective portion of the unrealized gain or loss on the forward contract is deferred and reported as a component of AOCL. When the hedged forecasted transaction (sale or purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income.
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
Income Tax Accounting
We determine our income tax expense using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits of tax loss and credit carryforwards are also recognized as deferred tax assets. We evaluate the recoverability of our deferred tax assets each quarter by assessing the likelihood of future profitability and available tax planning strategies that could be implemented to realize our net deferred tax assets. A valuation allowance is recorded to reduce the tax assets to the net value management believes is more likely than not to be realized. In the event our operating performance deteriorates, future assessments could conclude that a larger valuation allowance will be needed to further reduce the deferred tax assets. In addition, we operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. We accrue for the estimated additional tax and interest that may result from tax authorities disputing uncertain tax positions we have taken and we believe we have made adequate provision for income taxes for all years that are subject to audit based upon the latest information available. A more complete description of our income taxes and the future benefits of our tax loss and credit carryforwards is disclosed in NOTE 5, "INCOME TAXES."

Cash and Cash Equivalents
Cash equivalents are defined as short-term, highly liquid investments with an original maturity of 90 days or less at the time of purchase. The carrying amounts reflected in our Consolidated Balance Sheets for cash and cash equivalents approximate fair value due to the short-term maturity of these investments.

	Years ended December 31,
In millions	2015	2014	2013
Cash payments for income taxes, net of refunds	$732	$659	$380
Cash payments for interest, net of capitalized interest	65	65	30
Marketable Securities
We account for marketable securities in accordance with GAAP for investments in debt and equity securities. We determine the appropriate classification of all marketable securities as "held-to-maturity, "available-for-sale" or "trading" at the time of purchase, and re-evaluate such classifications at each balance sheet date. At December 31, 2015 and 2014, all of our investments were classified as available-for-sale.
Available-for-sale (AFS) securities are carried at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income. Unrealized losses considered to be "other-than-temporary" are recognized currently in income. The cost of securities sold is based on the specific identification method. The fair value of most investment securities is determined by currently available market prices. Where quoted market prices are not available, we use the market price of similar types of securities that are traded in the market to estimate fair value. See NOTE 6, "MARKETABLE SECURITIES," for a detailed description of our investments in marketable securities.
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount, which approximates net realizable value, and generally do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on our historical collection experience and by performing an analysis of our accounts receivable in light of the current economic environment. We review our allowance for doubtful accounts on a regular basis. In addition, when necessary, we provide an allowance for the full amount of specific accounts deemed to be uncollectible. Account balances are charged off against the allowance in the period in which we determine that it is probable the receivable will not be recovered. The allowance for doubtful accounts balances for the years ended December 31, 2015 and 2014 were $15 million and $12 million, respectively.
Inventories
Our inventories are stated at the lower of cost or market. For the years ended December 31, 2015 and 2014, approximately 13 percent and 14 percent, respectively, of our consolidated inventories (primarily heavy-duty and high-horsepower engines and parts) were valued using the last-in, first-out (LIFO) cost method. The cost of other inventories is generally valued using the first-in, first-out (FIFO) cost method. Our inventories at interim and year-end reporting dates include estimates for adjustments related to annual physical inventory results and for inventory cost changes under the LIFO cost method. Due to significant movements of partially-manufactured components and parts between manufacturing plants, we do not internally measure, nor do our accounting systems provide, a meaningful segregation between raw materials and work-in-process. See NOTE 7, "INVENTORIES," for additional information.
Property, Plant and Equipment
We record property, plant and equipment, inclusive of assets under capital leases, at cost. We depreciate the cost of the majority of our equipment using the straight-line method with depreciable lives ranging from 20 to 40 years for buildings and 3 to 20 years for machinery, equipment and fixtures. Capital lease amortization is recorded in depreciation expense. We expense normal maintenance and repair costs as incurred. Depreciation expense totaled $419 million, $351 million and $318 million for the years ended December 31, 2015, 2014 and 2013, respectively. See NOTE 8, "PROPERTY, PLANT AND EQUIPMENT," for additional information.
Impairment of Long-Lived Assets
We review our long-lived assets for possible impairment whenever events or circumstances indicate that the carrying value of an asset or asset group may not be recoverable. We assess the recoverability of the carrying value of the long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. An impairment of a long-lived asset or asset group exists when the expected future pre-tax cash flows (undiscounted and without interest charges) estimated to be generated by the asset or asset group is less than its carrying value. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss is measured based on the difference between the estimated fair value and carrying value of the asset or asset group. Assumptions and estimates used to estimate cash flows in the evaluation of impairment and the fair values used to determine the impairment are subject to a degree of judgment and complexity. Any changes to the assumptions and estimates resulting from changes in actual results or market conditions from those anticipated may affect the carrying value of long-lived assets and could result in a future impairment charge. See NOTE 3, "IMPAIRMENT OF LIGHT-DUTY DIESEL ASSETS," for additional information.
Goodwill
Under GAAP for goodwill, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform an annual two-step goodwill impairment test. We have elected this option on certain reporting units. The two-step impairment test is now only required if an entity determines through this qualitative analysis that it is more likely than not that the fair value of the reporting unit is less than its carrying value. In addition, the carrying value of goodwill must be tested for impairment on an interim basis in certain circumstances where impairment may be indicated. When we are required or opt to perform the two-step impairment test, the fair value of each reporting unit is estimated by discounting the after tax future cash flows less requirements for working capital and fixed asset additions. Our reporting units are generally defined as one level below an operating segment. However, there are two situations where we have aggregated two or more components which share similar economic characteristics and thus are aggregated into a single reporting unit for testing purposes. These two situations are described further below. This analysis has resulted in the following reporting units for our goodwill testing:

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
No other reporting units have goodwill. Our valuation method requires us to make projections of revenue, operating expenses, working capital investment and fixed asset additions for the reporting units over a multi-year period. Additionally, management must estimate a weighted-average cost of capital, which reflects a market rate, for each reporting unit for use as a discount rate. The discounted cash flows are compared to the carrying value of the reporting unit and, if less than the carrying value, a separate valuation of the goodwill is required to determine if an impairment loss has occurred. In addition, we also perform a sensitivity analysis to determine how much our forecasts can fluctuate before the fair value of a reporting unit would be lower than its carrying amount. We performed the required procedures as of the end of our fiscal third quarter and determined that our goodwill was not impaired. At December 31, 2015, our recorded goodwill was $482 million, approximately 80 percent of which resided in the aggregated emission solutions and filtration reporting unit. For this reporting unit, the fair value exceeded its carrying value by a substantial margin when we last performed step one of the two-step impairment test. Changes in our projections or estimates, a deterioration of our operating results and the related cash flow effect or a significant increase in the discount rate could decrease the estimated fair value of our reporting units and result in a future impairment of goodwill. See NOTE 9, "GOODWILL AND OTHER INTANGIBLE ASSETS," for additional information.
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
In addition, we sell extended warranty coverage on most of our engines. The revenue collected is initially deferred and is recognized as revenue in proportion to the costs expected to be incurred in performing services over the contract period. We compare the remaining deferred revenue balance quarterly to the estimated amount of future claims under extended warranty programs and provide an additional accrual when the deferred revenue balance is less than expected future costs. See NOTE 12, "PRODUCT WARRANTY LIABILITY," for additional information.
Research and Development
Our research and development program is focused on product improvements, innovations and cost reductions for our customers. Research and development expenditures include salaries, contractor fees, building costs, utilities, administrative expenses and allocation of corporate costs and are expensed, net of contract reimbursements, when incurred. From time to time, we enter into agreements with customers to fund a portion of the research and development costs of a particular project. We generally account for these reimbursements as an offset to the related research and development expenditure. Research and development expenses, net of contract reimbursements, were $718 million in 2015, $737 million in 2014 and $700 million in 2013. Contract reimbursements were $98 million in 2015, $121 million in 2014 and $76 million in 2013.
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
RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Accounting Pronouncements Recently Adopted
In May 2015, the Financial Accounting Standards Board (FASB) amended its fair value standard related to the disclosure of investments in certain entities that calculate the Net Asset Value per share (NAV) or an equivalent measure. This amendment provides the option to exclude investments measured using the NAV to represent fair value from the fair value hierarchy. The new rules will become effective for annual and interim periods beginning after December 15, 2015, however early adoption is permitted and we have chosen to adopt this standard as of December 31, 2015. This resulted in U.S. pension plan assets of $1,094 million and $1,186 million and U.K, pension plan assets of $514 million and $497 million at December 31, 2015 and 2014, respectively, being removed from the three-level valuation hierarchy. Note 10, ''PENSION AND OTHER POSTRETIREMENT BENEFITS,'' to our Consolidated Financial Statements includes a summary of our pension plan assets. Our Consolidated Financial Statements do not include any other investments for which NAV is used to represent fair value.
In November 2015, the FASB amended its standards related to balance sheet classification of deferred taxes. This amendment requires that all deferred tax assets and liabilities be classified as non-current in a classified statement of financial position. The new rules will become effective for annual and interim periods beginning after December 15, 2016. However, early adoption is permitted and we have chosen to adopt the standard prospectively as of September 28, 2015. As a result, prior periods have not been adjusted to reflect this change.
In April 2015, the FASB amended its standards related to the balance sheet classification of debt issuance costs. This amendment requires entities to present debt issuance costs related to a debt liability as a direct deduction from the carrying amount of the debt and requires retrospective application. The new rules will become effective for annual and interim periods beginning after December 15, 2016, however early adoption is permitted and we have chosen to adopt this standard as of

September 28, 2015. This resulted in the reclassification of $12 million from "Other assets" in our December 31, 2014, Consolidated Balance Sheet to a reduction of our "Long-term debt."
Accounting Pronouncements Issued But Not Yet Effective
In January 2016, the FASB amended its standards related to the accounting of certain financial instruments. This amendment addresses certain aspects of recognition, measurement, presentation and disclosure. The new rules will become effective for annual and interim periods beginning after December 15, 2017. Early adoption is not permitted. We are in the process of evaluating the impact the amendment will have on our Consolidated Financial Statements.
In May 2014, the FASB amended its standards related to revenue recognition. This amendment replaces all existing revenue recognition guidance and provides a single, comprehensive revenue recognition model for all contracts with customers. The standard contains principles that we will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that we will recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that we expect to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of the time value of money in the transaction price and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendment also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. The standard allows either full or modified retrospective adoption effective for annual and interim periods beginning January 1, 2018. We are in the process of evaluating the impact the amendment will have on our Consolidated Financial Statements. While a final decision has not been made, we are currently planning to adopt the standard using the modified retrospective approach.
NOTE 2. INVESTMENTS IN EQUITY INVESTEES
Investments in and advances to equity investees and our ownership percentage was as follows:

		December 31,
In millions	Ownership %	2015	2014
Komatsu alliances	20-50%	$173	$160
Beijing Foton Cummins Engine Co., Ltd.	50%	172	117
Dongfeng Cummins Engine Company, Ltd.	50%	118	136
Chongqing Cummins Engine Company, Ltd.	50%	80	92
Cummins-Scania XPI Manufacturing, LLC	50%	66	85
Tata Cummins, Ltd.	50%	60	57
North American distributors (1)	50%	15	41
Other	Various	291	293
Total		$975	$981
____________________________________
(1) Current ownership percentage of North American distributor investments as of December 31, 2015.

Equity, royalty and interest income from investees, net of applicable taxes, was as follows:

	Years ended December 31,
In millions	2015	2014	2013
Distribution Entities
North American distributors	$33	$107	$129
Komatsu Cummins Chile, Ltda.	31	29	25
All other distributors	3	4	1
Manufacturing Entities
Beijing Foton Cummins Engine Co., Ltd.	62	(2)	(4)
Dongfeng Cummins Engine Company, Ltd.	51	67	63
Chongqing Cummins Engine Company, Ltd.	41	51	58
All other manufacturers	52	74	53
Cummins share of net income	273	330	325
Royalty and interest income	42	40	36
Equity, royalty and interest income from investees	$315	$370	$361
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

•
North American Distributors - At December 31, 2015, our distribution channel in North America included one unconsolidated distributor with a 50 percent ownership interest and one consolidated distributor in which we had more than a 50 percent ownership interest. While each distributor is a separate legal entity, the business of each is substantially the same as that of our wholly-owned distributors based in other parts of the world. All of our distributors, irrespective of their legal structure or ownership, offer the full range of our products and services to customers and end-users in their respective markets.

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

•
Beijing Foton Cummins Engine Co., Ltd. - Beijing Foton Cummins Engine Co., Ltd. is a joint venture in China with Beiqi Foton Motor Co., Ltd., a commercial vehicle manufacturer, which consists of two distinct lines of business, a light-duty business and a heavy-duty business. The light-duty business produces ISF 2.8 liter and ISF 3.8 liter families of our high performance light-duty diesel engines in Beijing. These engines are used in light-duty commercial trucks, pickup trucks, buses, multipurpose and sport utility vehicles with main markets in China, Brazil and Russia. Certain types of marine, small construction equipment and industrial applications are also served by these engine families. The heavy-duty business produces ISG 10.5 liter and ISG 11.8 liter families of our high performance heavy-duty diesel engines in Beijing. These engines are used in heavy-duty commercial trucks in China and will be used in world wide markets. Certain types of construction equipment and industrial applications will also be served by these engine families in the future.

Equity Investee Financial Summary
We have approximately $501 million in our investment account at December 31, 2015, that represents cumulative undistributed income in our equity investees. Dividends received from our unconsolidated equity investees were $248 million, $227 million and $271 million in 2015, 2014 and 2013, respectively. Summary financial information for our equity investees was as follows:

	At and for the years ended December 31,
In millions	2015	2014	2013
Net sales	$5,946	$7,426	$7,799
Gross margin	1,265	1,539	1,719
Net income	521	630	690

Cummins share of net income	$273	$330	$325
Royalty and interest income	42	40	36
Total equity, royalty and interest from investees	$315	$370	$361

Current assets	$2,458	$2,476
Non-current assets	1,539	1,667
Current liabilities	(1,796)	(1,875)
Non-current liabilities	(284)	(420)
Net assets	$1,917	$1,848

Cummins share of net assets	$958	$956
NOTE 3. IMPAIRMENT OF LIGHT-DUTY DIESEL ASSETS
We began development of a new North American light-duty diesel engine (LDD) platform in July of 2006 for use in a variety of on- and off-highway applications. Since that time, and as of December 31, 2015, we capitalized investments of approximately $279 million, with a net book value prior to the impairment of $246 million ($235 million of which is in our Engine segment and $11 million of which is in our Components segment). Market uncertainty due to the global recession in 2008/2009 resulted in some customers delaying or canceling their vehicle programs, while others remained active. We announced an agreement with Nissan Motor Co. Ltd. in 2013 to supply our light-duty diesel engine and began commercial shipment in 2015. In the fourth quarter of 2015, we learned that we were not successful in our bid to supply this product for an additional customer. In addition, the recent deterioration in global economic conditions and excess manufacturing capacity in other markets make it unlikely that we will manufacture additional products on the LDD line to utilize its excess capacity during the asset recovery period. As a result, we concluded that the combination of these events presented a triggering event requiring an assessment of the recoverability of these assets in the fourth quarter of 2015. The assessment indicated that the projected undiscounted cash flows related to this asset group were not sufficient to recover its carrying value. Consequently, we were required to write down the LDD asset group to fair value. Our fourth quarter results included an impairment charge of $211 million ($133 million after-tax), of which $202 million is in the Engine segment and $9 million is in the Components segment, to reflect the assets at fair value. We remain committed to servicing existing contracts and are not exiting this product line.
The fair value of the asset group was estimated to be $35 million ($33 million for the Engine segment and $2 million for the Components segment) and was calculated primarily using a cost approach with consideration of a market approach where secondary market information was available for the type and age of these assets. In the application of the market approach, we determined that the liquidation value in-place reflected the best estimate of fair value. In the application of the cost approach we considered the current cost of replacing the assets with a reduction for physical deterioration given the age of the assets and a reduction for functional and economic obsolescence in the form of a discount reflecting the current and projected under-utilization of the assets. The fair value of these assets are considered Level 3 under the fair value hierarchy as they are either derived from unobservable inputs or have significant adjustments to the observable inputs.
NOTE 4. RESTRUCTURING ACTIONS AND OTHER CHARGES
In the fourth quarter of 2015, we announced and executed restructuring actions primarily in the form of professional voluntary and involuntary employee separation programs in response to the continued deterioration in our global markets in the second half of 2015, as well as expected reductions in orders in most U.S. and global markets in 2016. We reduced our worldwide workforce by approximately 1,900 employees, including approximately 370 employees accepting voluntary retirement packages with the remainder of the reductions being involuntary. We incurred a charge of $90 million ($61 million after-tax) in the fourth quarter of 2015, which included $86 million for the severance costs related to both voluntary and involuntary terminations and $4 million for asset impairments and other charges.
Employee termination and severance costs were recorded based on approved plans developed by the businesses and corporate management which specified positions to be eliminated, benefits to be paid under existing severance plans or statutory requirements and the expected timetable for completion of the plan. Estimates of restructuring costs and benefits were made based on information available at the time charges were recorded. Due to the inherent uncertainty involved, actual amounts paid for such activities may differ from amounts initially recorded and we may need to revise previous estimates.
Restructuring actions during 2015 included:

In millions	Year ended December 31, 2015
Workforce reductions	$86
Impairments and other charges	4
Restructuring actions and other charges	$90
At December 31, 2015, approximately 1,700 of the 1,900 employees affected by this plan were terminated. We expect to complete the substantial majority of this program by April of 2016.
Restructuring actions and other charges were included in each segment in our operating results as follows:

In millions	Year ended December 31, 2015
Engine	$26
Distribution	23
Power Generation	19
Components	13
Non-segment	9
Restructuring actions and other charges	$90

The table below summarizes the activity and balance of accrued restructuring charges, which is included in "Other accrued expenses" in our Consolidated Balance Sheets:

In millions	December 31, 2015
Workforce reductions	$86
Cash payments	(26)
Balance at December 31, 2015	$60
NOTE 5. INCOME TAXES

	Years ended December 31,
In millions	2015	2014	2013
Income before income taxes
U.S. income	$1,275	$1,407	$1,058
Foreign income	750	1,027	1,061
Total	$2,025	$2,434	$2,119
Income tax expense consists of the following:

	Years ended December 31,
In millions	2015	2014	2013
Current
U.S. federal and state	$516	$470	$239
Foreign	147	197	192
Total current	663	667	431
Deferred
U.S. federal and state	(151)	39	67
Foreign	43	(8)	33
Total deferred	(108)	31	100
Income tax expense	$555	$698	$531
A reconciliation of the statutory U.S. federal income tax rate to the effective tax rate was as follows:

	Years ended December 31,
	2015	2014	2013
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal effect	1.2	1.1	0.2
Differences in rates and taxability of foreign subsidiaries and joint ventures	(6.6)	(5.7)	(6.0)
Research tax credits	(1.4)	(1.5)	(3.7)
Other, net	(0.8)	(0.2)	(0.4)
Effective tax rate	27.4%	28.7%	25.1%
Our income tax rates are generally less than the 35 percent U.S. statutory income tax rate primarily because of lower taxes on foreign earnings and research tax credits. Our effective tax rate for 2015 was 27.4 percent compared to 28.7 percent for 2014. The 1.3 percent decrease in the effective tax rate from 2014 to 2015 is primarily due to the release of reserves for uncertain tax positions related to a favorable federal audit settlement and favorable changes in the jurisdictional mix of pre-tax income.
Retained earnings of our U.K. domiciled subsidiaries and certain Singapore, German, Indian and Mexican subsidiaries are considered to be permanently reinvested. During 2013, we released $12 million of U.S. deferred tax liabilities related to prior years unremitted income of certain Indian and Mexican subsidiaries considered to be permanently reinvested starting in 2013. In addition, earnings of our China operations generated after December 31, 2011, are considered to be permanently reinvested. U.S. deferred tax is not provided on these permanently reinvested earnings. Our permanently reinvested foreign earnings are expected to be used for items such as capital expenditures and to fund joint ventures outside of the U.S. The total permanently reinvested retained earnings and related cumulative translation adjustment balances for these entities were $3.3 billion, $3.8 billion and $3.1 billion for the years ended December 31, 2015, 2014, and 2013, respectively. These amounts were determined primarily based on book retained earnings balances for these subsidiaries translated at historical rates. The determination of the deferred tax liability related to these retained earnings and cumulative translation adjustment balances which are considered to be permanently reinvested outside the U.S. is not practicable.
For our remaining subsidiary companies and joint ventures outside the U.S., we provide for the additional taxes that would be due upon the dividend distribution of the income of those foreign subsidiaries and joint ventures assuming the full utilization of foreign tax credits. Deferred tax liabilities on unremitted earnings of foreign subsidiaries and joint ventures, including those in China generated in years prior to 2012, were $69 million and $204 million at December 31, 2015 and 2014, respectively. We have $673 million of retained earnings and related cumulative translation adjustments in our China operations generated prior to December 31, 2011, for which we have provided a U.S. deferred tax liability of $150 million.
Income before income taxes included equity income of foreign joint ventures of $213 million, $212 million and $203 million for the years ended December 31, 2015, 2014 and 2013, respectively. This equity income is recorded net of foreign taxes. Additional U.S. income taxes of $20 million, $14 million and $13 million for the years ended December 31, 2015, 2014 and 2013, respectively, were provided for the additional U.S. taxes that will ultimately be due upon the distribution of the foreign joint venture equity income.
Carryforward tax benefits and the tax effect of temporary differences between financial and tax reporting that give rise to net deferred tax assets were as follows:

	December 31,
In millions	2015	2014
Deferred tax assets
U.S. state carryforward benefits	$133	$124
Foreign carryforward benefits	103	66
Employee benefit plans	377	367
Warranty expenses	369	354
Accrued expenses	76	89
Other	78	45
Gross deferred tax assets	1,136	1,045
Valuation allowance	(209)	(144)
Total deferred tax assets	927	901
Deferred tax liabilities
Property, plant and equipment	(269)	(329)
Unremitted income of foreign subsidiaries and joint ventures	(69)	(204)
Employee benefit plans	(212)	(161)
Other	(21)	(23)
Total deferred tax liabilities	(571)	(717)
Net deferred tax assets	$356	$184
Our 2015 U.S. carryforward benefits include $133 million of state credit and net operating loss carryforward benefits that begin to expire in 2016. Our foreign carryforward benefits include $103 million of net operating loss carryforwards that begin to expire in 2016. A valuation allowance is recorded to reduce the gross deferred tax assets to an amount we believe is more likely than not to be realized. The valuation allowance increased in 2015 by a net $65 million and increased in 2014 by a net $43 million. The valuation allowance is primarily attributable to the uncertainty regarding the realization of a portion of the U.S. state and foreign net operating loss and tax credit carryforward benefits.

Our Consolidated Balance Sheets contain the following tax related items:

	December 31,
In millions	2015		2014
Prepaid and other current assets
Deferred tax assets	$—	(1)	$274
Refundable income taxes	176		170
Other assets
Deferred tax assets	390		40
Long-term refundable income taxes	18		24
Other liabilities and deferred revenue
Deferred tax liabilities	34		130
_____________________________________________________________
(1) Prepaid and other current assets include deferred tax assets of zero for the year ended December 31, 2015, as the result of the prospective early adoption of the new standard on balance sheet classification of deferred tax assets.
A reconciliation of unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013 was as follows:

In millions
Balance at December 31, 2012	$145
Additions based on tax positions related to the current year	10
Additions based on tax positions related to the prior years	21
Reductions for tax positions related to prior years	(6)
Reductions for tax positions relating to lapse of statute of limitations	(1)
Balance at December 31, 2013	169
Additions based on tax positions related to the current year	8
Additions based on tax positions related to the prior years	5
Reductions for tax positions related to prior years	(2)
Reductions for tax positions relating to settlements with taxing authorities	(5)
Reductions for tax positions relating to lapse of statute of limitations	(1)
Balance at December 31, 2014	174
Additions based on tax positions related to the current year	8
Additions based on tax positions related to the prior years	24
Reductions for tax positions relating to settlements with taxing authorities	(71)
Balance at December 31, 2015	$135
Included in the December 31, 2015 and 2014, balances are $78 million and $114 million related to tax positions that, if recognized, would favorably impact the effective tax rate in future periods. Also, we had accrued interest expense related to the unrecognized tax benefits of $8 million, $7 million and $3 million as of December 31, 2015, 2014 and 2013, respectively. We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the years ended December 31, 2015, 2014 and 2013, we recognized $5 million, $4 million and $1 million in net interest expense, respectively.
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
It is reasonably possible that Cummins existing liabilities for uncertain tax benefits may decrease in an amount ranging from $40 million to $90 million within the next 12 months for U.S. and non-U.S. audits that are in process.

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
NOTE 6. MARKETABLE SECURITIES
A summary of marketable securities, all of which are classified as current, was as follows:

	December 31,
	2015			2014
In millions	Cost	Gross unrealized gains/(losses)	Estimated fair value	Cost	Gross unrealized gains/(losses)	Estimated fair value
Available-for-sale
Level 2(1)
Debt mutual funds	$88	$—	$88	$75	$1	$76
Equity mutual funds	11	(1)	10	9	—	9
Bank debentures	—	—	—	6	—	6
Government debt securities	2	—	2	2	—	2
Total Level 2	101	(1)	100	92	1	93
Total marketable securities	$101	$(1)	$100	$92	$1	$93
______________________________________________________
(1) The fair value of Level 2 securities is estimated primarily using actively quoted prices for similar instruments from brokers and observable inputs, including market transactions and third-party pricing services. We do not currently have any Level 3 securities, and there were no transfers between Level 2 or 3 during 2015 and 2014.
A description of the valuation techniques and inputs used for our Level 2 fair value measures was as follows:

•
Debt mutual funds— The fair value measure for these investments is the daily net asset value published on a regulated governmental website. Daily quoted prices are available from the issuing brokerage and are used on a test basis to corroborate this Level 2 input.

•
Equity mutual funds— The fair value measure for these investments is the net asset value published by the issuing brokerage. Daily quoted prices are available from reputable third party pricing services and are used on a test basis to corroborate this Level 2 input measure.

•
Bank debentures— These investments provide us with a fixed rate of return and generally range in maturity from six months to five years. The counter-parties to these investments are reputable financial institutions with investment grade credit ratings. Since these instruments are not tradable and must be settled directly by us with the respective financial institution, our fair value measure is the financial institutions’ month-end statement.

•
Government debt securities-non-U.S.— The fair value measure for these securities are broker quotes received from reputable firms. These securities are infrequently traded on a national stock exchange and these values are used on a test basis to corroborate our Level 2 input measure.

The proceeds from sales and maturities of marketable securities and gross realized gains from the sale of AFS securities were as follows:

	Years ended December 31,
In millions	2015	2014	2013
Proceeds from sales and maturities of marketable securities	$270	$336	$525
Gross realized gains from the sale of available-for-sale securities(1)	1	14	14
____________________________________________________
(1) Gross realized losses from the sale of available-for-sale securities were immaterial.
At December 31, 2015, the fair value of available-for-sale investments in debt securities that utilize a Level 2 fair value measure is shown by contractual maturity below:

Maturity date	(in millions)
1 year or less	$88
1 - 5 years	1
5 - 10 years	1
Total	$90
NOTE 7. INVENTORIES
Inventories are stated at the lower of cost or market. Inventories included the following:

	December 31,
In millions	2015	2014
Finished products	$1,796	$1,859
Work-in-process and raw materials	1,022	1,129
Inventories at FIFO cost	2,818	2,988
Excess of FIFO over LIFO	(111)	(122)
Total inventories	$2,707	$2,866
NOTE 8. PROPERTY, PLANT AND EQUIPMENT
Details of our property, plant and equipment balance were as follows:

	December 31,
In millions	2015	2014
Land and buildings	$1,978	$1,822
Machinery, equipment and fixtures	4,739	4,722
Construction in process	605	579
Property, plant and equipment, gross	7,322	7,123
Less: Accumulated depreciation	(3,577)	(3,437)
Property, plant and equipment, net	$3,745	$3,686

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014:

In millions	Components	Distribution	Power Generation	Engine	Total
Balance at December 31, 2013	$411	$31	$13	$6	$461
Acquisitions	—	31	—	—	31
Translation and other	(11)	—	(2)	—	(13)
Balance at December 31, 2014	400	62	11	6	479
Acquisitions	—	12	—	—	12
Translation and other	(9)	1	(1)	—	(9)
Balance at December 31, 2015	$391	$75	$10	$6	$482
Intangible assets that have finite useful lives are amortized over their estimated useful lives. The following table summarizes our other intangible assets with finite useful lives that are subject to amortization:

	December 31,
In millions	2015	2014
Software	$536	$472
Less: Accumulated amortization	(269)	(218)
Net software	267	254
Trademarks, patents and other	165	164
Less: Accumulated amortization	(104)	(75)
Net trademarks, patents and other	61	89
Total intangible assets	$328	$343
Amortization expense for software and other intangibles totaled $90 million, $99 million and $86 million for the years ended December 31, 2015, 2014 and 2013, respectively. Internal and external software costs (excluding those related to research, re-engineering and training), trademarks and patents are amortized generally over a 3 to 12 year period. The projected amortization expense of our intangible assets, assuming no further acquisitions or dispositions, is as follows:

In millions	2016	2017	2018	2019	2020
Projected amortization expense	$86	$70	$52	$41	$27
NOTE 10. PENSION AND OTHER POSTRETIREMENT BENEFITS
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
Obligations, Assets and Funded Status
Benefit obligation balances presented below reflect the projected benefit obligation (PBO) for our pension plans. The changes in the benefit obligations, the various plan assets, the funded status of the plans and the amounts recognized in our Consolidated Balance Sheets for our significant pension plans were as follows:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans		U.K. Plans
In millions	2015	2014	2015	2014
Change in benefit obligation
Benefit obligation at the beginning of the year	$2,579	$2,261	$1,522	$1,429
Service cost	80	66	27	24
Interest cost	102	105	56	63
Actuarial loss (gain)	(76)	301	(88)	139
Benefits paid from fund	(139)	(143)	(53)	(48)
Benefits paid directly by employer	(13)	(11)	—	—
Exchange rate changes	—	—	(74)	(85)
Benefit obligation at end of year	$2,533	$2,579	$1,390	$1,522
Change in plan assets
Fair value of plan assets at beginning of year	$2,713	$2,445	$1,724	$1,516
Actual return on plan assets	(8)	311	20	254
Employer contributions	70	100	107	94
Benefits paid	(139)	(143)	(53)	(48)
Exchange rate changes	—	—	(86)	(92)
Fair value of plan assets at end of year	$2,636	$2,713	$1,712	$1,724
Funded status (including underfunded and nonfunded plans) at end of year	$103	$134	$322	$202
Amounts recognized in consolidated balance sheets
Pension assets - long term	$413	$435	$322	$202
Accrued compensation, benefits and retirement costs - current liabilities	(12)	(12)	—	—
Pensions - long-term liabilities	(298)	(289)	—	—
Net amount recognized	$103	$134	$322	$202
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$689	$611	$228	$286
Prior service credit	(1)	(1)	—	—
Net amount recognized	$688	$610	$228	$286
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
The following table presents information regarding total accumulated benefit obligation, PBO's and underfunded pension plans that are included in the preceding table:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans		U.K. Plans
In millions	2015	2014	2015	2014
Total accumulated benefit obligation	$2,499	$2,539	$1,311	$1,402
Plans with accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation	276	261	—	—
Plans with projected benefit obligation in excess of plan assets
Projected benefit obligation	311	301	—	—

Components of Net Periodic Pension Cost
The following table presents the net periodic pension cost under our plans:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans			U.K. Plans
In millions	2015	2014	2013	2015	2014	2013
Service cost	$80	$66	$70	$27	$24	$21
Interest cost	102	105	93	56	63	57
Expected return on plan assets	(189)	(173)	(167)	(91)	(84)	(72)
Amortization of prior service credit	(1)	(1)	(1)	—	—	—
Recognized net actuarial loss	45	31	62	34	26	24
Net periodic pension cost	$37	$28	$57	$26	$29	$30
Other changes in benefit obligations and plan assets recognized in other comprehensive income in 2015, 2014 and 2013 were as follows:

In millions	2015	2014	2013
Amortization of prior service credit	$1	$1	$1
Recognized actuarial loss	(79)	(57)	(86)
Incurred actuarial (gain) loss	105	133	(168)
Foreign exchange translation adjustments	(7)	(18)	10
Total recognized in other comprehensive income	$20	$59	$(243)

Total recognized in net periodic pension cost and other comprehensive income	$83	$116	$(156)
The amount in accumulated other comprehensive loss expected to be recognized as a component of net periodic pension cost during the next fiscal year is a net actuarial loss of $44 million.
Assumptions
The table below presents various assumptions used in determining the PBO for each year and reflects weighted-average percentages for the various plans as follows:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans		U.K. Plans
	2015	2014	2015	2014
Discount rate	4.47%	4.07%	3.95%	3.80%
Compensation increase rate	4.88%	4.88%	3.75%	4.25%
The table below presents various assumptions used in determining the net periodic pension cost and reflects weighted-average percentages for the various plans as follows:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans			U.K. Plans
	2015	2014	2013	2015	2014	2013
Discount rate	4.07%	4.83%	3.97%	3.80%	4.60%	4.70%
Expected return on plan assets	7.50%	7.50%	8.00%	5.80%	5.80%	5.80%
Compensation increase rate	4.88%	4.91%	4.91%	4.25%	4.50%	4.00%

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
U.S. Plan Assets
For the U.S. qualified pension plans, our assumption for the expected return on assets was 7.5 percent in 2015. Projected returns are based primarily on broad, publicly traded equity and fixed income indices and forward-looking estimates of active portfolio and investment management. We expect additional positive returns from this active investment management. Based on the historical returns and forward-looking return expectations, we have elected to continue using our assumption of 7.5 percent in 2016.
The primary investment objective is to exceed, on a net-of-fee basis, the rate of return of a policy portfolio comprised of the following:

Asset Class	Target	Range
U.S. equities	9.0%	+/-5.0%
Non-U.S. equities	3.0%	+/-3.0%
Global equities	6.0%	+/-3.0%
Total equities	18.0%
Real estate	7.0%	+3.0/-7.0%
Private equity	7.0%	+3.0/-7.0%
Opportunistic	4.0%	+6.0/-4.0%
Fixed income	64.0%	+/-5.0%
Total	100.0%
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
U.K. Plan Assets
For the U.K. qualified pension plans, our assumption for the expected return on assets was 5.8 percent in 2015. The methodology used to determine the rate of return on pension plan assets in the U.K. was based on establishing an equity-risk premium over current long-term bond yields adjusted based on target asset allocations. Our strategy with respect to our investments in these assets is to be invested in a suitable mixture of return-seeking assets such as equities and real estate and liability matching assets such as bonds with a long-term outlook. Therefore, the risk and return balance of our U.K. asset portfolio should reflect a long-term horizon. To achieve these objectives we have established the following targets:

Asset Class	Target
Global equities	23.0%
Real estate	5.0%
Re-insurance	8.0%
Corporate credit instruments	7.5%
Fixed income	56.5%
Total	100.0%
As part of our strategy in the U.K. we have not prohibited the use of any financial instrument, including derivatives. Based on the above discussion, we have elected an assumption of 4.7 percent in 2016.

Fair Value of U.S. Plan Assets
The fair values of U.S. pension plan assets by asset category were as follows:

	Fair Value Measurements at December 31, 2015
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Equities
U.S.	$96	$—	$—	$96
Non-U.S.	130	—	—	130
Fixed Income
Government debt	—	533	—	533
Corporate debt
U.S.	—	406	—	406
Non-U.S.	—	80	—	80
Asset/mortgaged backed securities	—	56	—	56
Net cash equivalents(1)	42	10	—	52
Derivative instruments(2)	—	3	—	3
Private equity and real estate(3)	—	—	203	203
Net plan assets subject to leveling	$268	$1,088	$203	$1,559
Pending trade/purchases/sales				(27)
Accruals(4)				10
Investments measured at net asset value				1,094
Net plan assets				$2,636

	Fair Value Measurements at December 31, 2014
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Equities
U.S.	$103	$—	$—	$103
Non-U.S.	137	—	—	137
Fixed Income
Government debt	—	579	—	579
Corporate debt
U.S.	—	346	—	346
Non-U.S.	—	71	—	71
Asset/mortgaged backed securities	—	43	—	43
Net cash equivalents(1)	28	2	—	30
Derivative instruments (2)	—	2	—	2
Private equity and real estate (3)	—	—	202	202
Net plan assets subject to leveling	$268	$1,043	$202	$1,513
Pending trade/purchases/sales				5
Accruals(4)				9
Investments measured at net asset value				1,186
Net plan assets				$2,713
____________________________________________________

(1)	Cash equivalents include commercial paper, short-term government/agency, mortgage and credit instruments.

(2)	Derivative instruments include interest rate swaps and credit default swaps.

(3)
The instruments in private equity and real estate funds, for which quoted market prices are not available, are valued at their estimated fair value as determined by applicable investment managers or by audited financial statement of the funds.

(4)	Accruals include interest or dividends that were not settled at December 31.

Certain of our assets are valued based on their respective net asset value (NAV) (or its equivalent), as an alternative to estimate fair value due to the absence of readily available market prices. The fair value of each such investment category was as follows:

•
U.S. and Non-U.S. Equities ($335 million and $379 million at December 31, 2015 and 2014) - These commingled funds have observable net asset values provided to investors and provide for liquidity either immediately or within a couple of days.

•
Government Debt ($287 million and $307 million at December 31, 2015 and 2014) - These commingled funds have observable net asset values provided to investors and provide for liquidity either immediately or within a couple of days.

•
U.S. and Non-U.S. Corporate Debt ($346 million and $394 million at December 31, 2015 and 2014) - These commingled funds have observable net asset values provided to investors and provide for liquidity either immediately or within a couple of days.

•
Real Estate ($119 million and $104 million at December 31, 2015 and 2014) - This asset type represents different types of real estate including development property, industrial property, individual mortgages, office property, property investment companies, and retail property. These funds are valued using net asset values and allow quarterly or more frequent redemptions.

•
Asset/Mortgage Backed Securities ($7 million and $2 million at December 31, 2015 and 2014) - This asset type represents investments in fixed- and floating-rate loans. These funds are valued using net asset values and allow quarterly or more frequent redemptions.

The reconciliation of Level 3 assets was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
In millions	Private Equity	Real Estate	Total
Balance at December 31, 2013	$153	$50	$203
Actual return on plan assets
Unrealized gains on assets still held at the reporting date	22	4	26
Purchases, sales and settlements, net	(27)	—	(27)
Balance at December 31, 2014	148	54	202
Actual return on plan assets
Unrealized gains on assets still held at the reporting date	17	8	25
Purchases, sales and settlements, net	(22)	(2)	(24)
Balance at December 31, 2015	$143	$60	$203
Fair Value of U.K. Plan Assets
In July 2012, the U.K. pension plan purchased an insurance contract that will guarantee payment of specified pension liabilities. The contract defers payment for 10 years and is included in the table below in Level 3 for years ended December 31, 2015 and 2014 at a value of $445 million and $462 million, respectively.

The fair values of U.K. pension plan assets by asset category were as follows:

	Fair Value Measurements at December 31, 2015
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Equities
U.S.	$—	$250	$—	$250
Non-U.S.	—	269	—	269
Fixed Income
Corporate debt
Non-U.S.	—	45	—	45
Net cash equivalents(1)	33	—	—	33
Private equity, real estate & insurance(2)	—	—	601	601
Net plan assets subject to leveling	$33	$564	$601	$1,198
Investments measured at net asset value				514
Net plan assets				$1,712

	Fair Value Measurements at December 31, 2014
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Equities
U.S.	$—	$153	$—	$153
Non-U.S.	—	399	—	399
Fixed Income
Corporate debt non-U.S.	—	47	—	47
Net cash equivalents(1)	24	—	—	24
Private equity, real estate & insurance(2)	—	—	604	604
Net plan assets subject to leveling	$24	$599	$604	$1,227
Investments measured at net asset value				497
Net plan assets				$1,724
_____________________________________________________

(1)	Cash equivalents include commercial paper, short-term government/agency, mortgage and credit instruments.

(2)
The instruments in private equity and real estate funds, for which quoted market prices are not available, are valued at their estimated fair value as determined by applicable investment managers or by audited financial statement of the funds.

Certain of our assets are valued based on their respective NAV (or its equivalent), as an alternative to estimate fair value due to the absence of readily available market prices. The fair value of each such investment category was as follows:

•
U.S. and Non-U.S. Corporate Debt ($458 million and $432 million at December 31, 2015 and 2014) - These commingled funds have observable net asset values provided to investors and provide for liquidity either immediately or within a couple of days.

•
Re-insurance ($56 million and $65 million at December 31, 2015 and 2014) - This commingled fund has a net asset value that is determined on a monthly basis and the investment may be sold at that value.

The reconciliation of Level 3 assets was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
In millions	Insurance	Real Estate	Private Equity	Total
Balance at December 31, 2013	$440	$69	$48	$557
Actual return on plan assets
Unrealized (losses) gains on assets still held at the reporting date	42	(3)	11	50
Purchases, sales and settlements, net	(20)	(5)	22	(3)
Balance at December 31, 2014	462	61	81	604
Actual return on plan assets
Unrealized gains on assets still held at the reporting date	6	7	10	23
Purchases, sales and settlements, net	(23)	(11)	8	(26)
Balance at December 31, 2015	$445	$57	$99	$601
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
Estimated Future Contributions and Benefit Payments
We plan to contribute approximately $150 million to our defined benefit pension plans in 2016. The table below presents expected future benefit payments under our pension plans:

	Qualified and Non-Qualified Pension Plans
In millions	2016	2017	2018	2019	2020	2021 - 2025
Expected benefit payments	$281	$232	$238	$244	$248	$1,296
Other Pension Plans
We also sponsor defined contribution plans for certain hourly and salaried employees. Our contributions to these plans were $74 million, $73 million and $66 million for the years ended December 31, 2015, 2014 and 2013.
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

Obligations and Funded Status
Benefit obligation balances presented below reflect the accumulated postretirement benefit obligations (APBO) for our other postretirement benefit plans. The changes in the benefit obligations, the funded status of the plans and the amounts recognized in our Consolidated Balance Sheets for our significant other postretirement benefit plans were as follows:

	Years ended December 31,
In millions	2015	2014
Change in benefit obligation
Benefit obligation at the beginning of the year	$408	$398
Interest cost	15	17
Plan participants' contributions	10	10
Actuarial loss	5	38
Benefits paid directly by employer	(53)	(55)
Benefit obligation at end of year	$385	$408

Funded status at end of year	$(385)	$(408)

Amounts recognized in consolidated balance sheets
Accrued compensation, benefits and retirement costs - current liabilities	$(36)	$(39)
Postretirement benefits other than pensions-long-term liabilities	(349)	(369)
Net amount recognized	$(385)	$(408)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$66	$65
Prior service credit	(5)	(5)
Net amount recognized	$61	$60
In addition to the other postretirement plans in the above table, we also maintain less significant postretirement plans in four other countries outside the U.S. that comprise approximately 3 percent of our postretirement obligations. These plans are reflected in "Other liabilities and deferred revenue" in our Consolidated Balance Sheets.
Components of Net Periodic Other Postretirement Benefits Cost
The following table presents the net periodic other postretirement benefits cost under our plans:

	Years ended December 31,
In millions	2015	2014	2013
Interest cost	$15	$17	$17
Recognized net actuarial loss	5	—	6
Net periodic other postretirement benefit cost	$20	$17	$23
Other changes in benefit obligations recognized in other comprehensive income in 2015, 2014 and 2013 were as follows:

	Years ended December 31,
In millions	2015	2014	2013
Recognized actuarial loss	$(5)	$—	$(6)
Incurred actuarial (gain) loss	6	38	(49)
Total recognized in other comprehensive income	$1	$38	$(55)

Total recognized in net periodic other postretirement benefit cost and other comprehensive income	$21	$55	$(32)
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

	2015	2014
Discount rate	4.35%	3.90%
The table below presents assumptions used in determining the net periodic other postretirement benefits cost and reflects weighted-average percentages for the various plans as follows:

	2015	2014	2013
Discount rate	3.90%	4.55%	3.70%
Our consolidated other postretirement benefit obligation is determined by application of the terms of health care and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates. For measurement purposes, an 8.00 percent annual rate of increase in the per capita cost of covered health care benefits was assumed in 2015. The rate is assumed to decrease on a linear basis to 5.00 percent through 2024 and remain at that level thereafter. An increase in the health care cost trends of 1 percent would increase our APBO by $20 million at December 31, 2015 and the net periodic other postretirement benefit cost for 2016 by $1 million. A decrease in the health care cost trends of 1 percent would decrease our APBO by $17 million at December 31, 2015 and the net periodic other postretirement benefit cost for 2016 by $1 million.
Estimated Benefit Payments
The table below presents expected benefit payments under our other postretirement benefit plans:

In millions	2016	2017	2018	2019	2020	2021 - 2025
Expected benefit payments	$37	$36	$34	$32	$31	$135
NOTE 11. DEBT
Loans Payable
Loans payable at December 31, 2015 and 2014 were $24 million and $86 million, respectively, and consisted primarily of notes payable to financial institutions. The weighted-average interest rate for notes payable, bank overdrafts and current maturities of long-term debt at December 31, 2015, 2014 and 2013, was as follows:

	2015	2014	2013
Weighted average interest rate	3.65%	3.70%	2.59%
Interest
For the years ended December 31, 2015, 2014 and 2013, total interest incurred was $68 million, $71 million and $48 million, respectively, and interest capitalized was $3 million, $7 million and $7 million, respectively.
Revolving Credit Facility
On November 13, 2015, we entered into an amended and restated five-year revolving credit agreement with a syndicate of lenders. The credit agreement provides us with a $1.75 billion senior unsecured revolving credit facility, the proceeds of which are to be used for working capital or other general corporate purposes. Amounts payable under our revolving credit facility will rank pro rata with all of our unsecured, unsubordinated indebtedness. Up to $300 million under our credit facility is available for swingline loans. Advances under the facility bear interest at (i) a base rate or (ii) a rate equal to the LIBOR rate plus an applicable margin based on the credit ratings of our outstanding senior unsecured long-term debt. Based on our current long-term debt ratings, the applicable margin on LIBOR rate loans was 0.75 percent per annum as of December 31, 2015. Advances under the facility may be prepaid without premium or penalty, subject to customary breakage costs.
The credit agreement includes various covenants, including, among others, maintaining a leverage ratio of no more than 3.50 to 1.0. At December 31, 2015, we were in compliance with the covenants.

There were no outstanding borrowings under this facility at December 31, 2015. A reconciliation of the maximum capacity of our revolver to the amount available under the facility was as follows:

In millions	December 31, 2015
Maximum credit capacity of the revolving credit facility	$1,750
Less: Letters of credit against revolving credit facility	8
Amount available for borrowing under the revolving credit facility	$1,742
At December 31, 2015, we also had $184 million available for borrowings under our international and other domestic credit facilities. Borrowings against the other domestic and international short-term facilities were $24 million and $86 million at December 31, 2015 and 2014, respectively.
Long-term Debt

	December 31,
In millions	2015	2014
Long-term debt
Senior notes, 3.65%, due 2023	$500	$500
Debentures, 6.75%, due 2027	58	58
Debentures, 7.125%, due 2028	250	250
Senior notes, 4.875%, due 2043	500	500
Debentures, 5.65%, due 2098 (effective interest rate 7.48%)	165	165
Credit facilities related to consolidated joint ventures	—	3
Other debt	55	31
Unamortized discount	(57)	(59)
Fair value adjustments due to hedge on indebtedness	63	65
Capital leases	81	87
Total long-term debt	1,615	1,600
Less: Current maturities of long-term debt	(39)	(23)
Long-term debt	$1,576	$1,577
Principal payments required on long-term debt during the next five years are as follows:

In millions	2016	2017	2018	2019	2020
Principal payments	$39	$18	$23	$16	$5
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
In September 2013, we issued $1 billion aggregate principal amount of senior notes consisting of $500 million aggregate principal amount of 3.65% senior unsecured notes due in 2023 and $500 million aggregate principal amount of 4.875% senior unsecured notes due in 2043. The senior notes pay interest semi-annually on April 1 and October 1.
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

Our debt agreements contain several restrictive covenants. The most restrictive of these covenants applies to our revolving credit facility which will upon default, among other things, limit our ability to incur additional debt or issue preferred stock, enter into sale-leaseback transactions, sell or create liens on our assets, make investments and merge or consolidate with any other entity. In addition, we are subject to a maximum debt-to-EBITDA ratio financial covenant. At December 31, 2015, we were in compliance with all of the covenants under our borrowing agreements.
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
The following table summarizes these gains and losses for the years presented below:

	Years ended December 31,
In millions	2015		2014		2013
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings
Interest expense (1)	$6	$(2)	$23	$(19)	$(39)	$39
___________________________________________
(1) The difference between the gain/(loss) on swaps and borrowings represents hedge ineffectiveness.
Fair Value of Debt
Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair value and carrying value of total debt, including current maturities, was as follows:

In millions	December 31, 2015	December 31, 2014
Fair value of total debt(1)	$1,821	$1,993
Carrying value of total debt	1,639	1,686
___________________________________________
(1) The fair value of debt is derived from Level 2 inputs.

NOTE 12. PRODUCT WARRANTY LIABILITY
A tabular reconciliation of the product warranty liability, including the deferred revenue related to our extended warranty coverage and accrued recall programs was as follows:

	December 31,
In millions	2015	2014
Balance, beginning of year	$1,283	$1,129
Provision for warranties issued	391	411
Deferred revenue on extended warranty contracts sold	290	263
Payments	(389)	(404)
Amortization of deferred revenue on extended warranty contracts	(179)	(148)
Changes in estimates for pre-existing warranties	20	41
Foreign currency translation	(12)	(9)
Balance, end of year	$1,404	$1,283
Warranty related deferred revenue, supplier recovery receivables and the long-term portion of the warranty liability on our Consolidated Balance Sheets were as follows:

	December 31,
In millions	2015	2014	Balance Sheet Location
Deferred revenue related to extended coverage programs
Current portion	$189	$170	Deferred revenue
Long-term portion	529	438	Other liabilities and deferred revenue
Total	$718	$608
Receivables related to estimated supplier recoveries
Current portion	$6	$12	Trade and other receivables
Long-term portion	4	4	Other assets
Total	$10	$16
Long-term portion of warranty liability	$327	$312	Other liabilities and deferred revenue
NOTE 13. OTHER LIABILITIES AND DEFERRED REVENUE
Other liabilities and deferred revenue included the following:

	December 31,
In millions	2015	2014
Deferred revenue	$583	$513
Accrued warranty	327	312
Accrued compensation	199	215
Other long-term liabilities	249	375
Other liabilities and deferred revenue	$1,358	$1,415
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
Loss Contingency
Engines systems sold in the United States must be certified to comply with the Environmental Protection Agency (EPA) and California Air Resources Board (CARB) emission standards. EPA and CARB regulations require that in-use testing be performed on vehicles by the emission certificate holder and reported to the EPA and CARB in order to ensure ongoing compliance with these emission standards. We are the holder of this emission certificate for our engines, including engines installed in certain vehicles with one customer on which we did not also manufacture or sell the emission after treatment system. During 2015, a wash coat quality issue in certain of these third party after treatment systems caused some of our inter-related engines to fail in-use emission testing. In the fourth quarter, the vehicle manufacturer made a request that we assist in the design and bear the financial cost of a field campaign (Campaign) to address the technical issue purportedly causing some vehicles to fail the in-use testing.
While we are not responsible for the warranty issues related to a component that we did not manufacture or sell, as the emission compliance certificate holder, we are responsible for proposing a remedy to the EPA and CARB. As a result, we have proposed actions to the agencies that we believe will address the emission failures. As the certificate holder, we expect to participate in the cost of the proposed voluntary Campaign and have recorded a charge for this Campaign in other operating expenses of $60 million ($38 million after tax) in the fourth quarter. We are pursuing a cost sharing arrangement with the vehicle manufacturer which could reduce the economic cost of this Campaign. We will record a cost recovery in the period when a binding agreement is obtained.
We currently do not expect any fines or penalties from the EPA or CARB related to this matter.
Guarantees and Commitments
From time to time we enter into guarantee arrangements, including guarantees of non-U.S. distributor financings, residual value guarantees on equipment under operating leases and other miscellaneous guarantees of third-party obligations. At December 31, 2015, the maximum potential loss related to these guarantees was $11 million.
We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. At December 31, 2015, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $155 million, of which $77 million relates to a contract with a components supplier that extends to 2018. Most of these arrangements enable us to secure critical components. We do not currently anticipate paying any penalties under these contracts.
During 2014, we began entering into physical forward contracts with suppliers of platinum and palladium to purchase minimum volumes of the commodities at contractually stated prices for various periods, not to exceed two years. At December 31, 2015, the total commitments under these contracts were $60 million. These arrangements enable us to fix the prices of these commodities, which otherwise are subject to market volatility.
We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance. These performance bonds and other performance-related guarantees were $72 million and $76 million at December 31, 2015 and 2014, respectively.
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
Leases
We lease certain manufacturing equipment, facilities, warehouses, office space and equipment, aircraft and automobiles for varying periods under lease agreements. Most of the leases are non-cancelable operating leases with fixed rental payments, expire over the next 10 years and contain renewal provisions. Rent expense under these leases was as follows:

	Years ended December 31,
In millions	2015	2014	2013
Rent expense	$205	$195	$186
The following is a summary of the leased property under capital leases by major classes:

	December 31,
In millions	2015	2014
Building	$113	$105
Equipment	86	98
Other	15	15
Less: Accumulated depreciation	(112)	(105)
Total	$102	$113
Following is a summary of the future minimum lease payments due under capital and operating leases, including leases in our rental business, with terms of more than one year at December 31, 2015, together with the net present value of the minimum payments due under capital leases:

In millions	Capital Leases	Operating Leases
2016	$24	$163
2017	15	137
2018	13	105
2019	9	90
2020	6	43
After 2020	44	110
Total minimum lease payments	$111	$648
Interest	(30)
Present value of net minimum lease payments	$81
In addition, we have subleased certain facilities under operating leases to third parties. The future minimum lease payments due from lessees under those arrangements are less than $1 million per year for the years 2016 through 2018.
NOTE 15. SHAREHOLDERS' EQUITY
Preferred and Preference Stock
We are authorized to issue one million shares each of zero par value preferred and preference stock with preferred shares being senior to preference shares. We can determine the number of shares of each series, and the rights, preferences and limitations of each series. At December 31, 2015, there was no preferred or preference stock outstanding.

Common Stock
Changes in shares of common stock, treasury stock and common stock held in trust for employee benefit plans were as follows:

In millions	Common Stock	Treasury Stock	Common Stock Held in Trust
Balance at December 31, 2012	222.4	32.6	1.5
Shares acquired	—	3.3	—
Shares issued	0.1	(0.3)	(0.2)
Other shareholder transactions	(0.2)	—	—
Balance at December 31, 2013	222.3	35.6	1.3
Shares acquired	—	4.8	—
Shares issued	0.1	(0.3)	(0.2)
Other shareholder transactions	(0.1)	—	—
Balance at December 31, 2014	222.3	40.1	1.1
Shares acquired	—	7.2	—
Shares issued	0.1	(0.1)	(0.2)
Balance at December 31, 2015	222.4	47.2	0.9
Treasury Stock
Shares of common stock repurchased by us are recorded at cost as treasury stock and result in a reduction of shareholders' equity in our Consolidated Balance Sheets. Treasury shares may be reissued as part of our stock-based compensation programs. When shares are reissued, we use the weighted-average cost method for determining cost. The gains between the cost of the shares and the issuance price are added to additional paid-in-capital. The losses are deducted from additional paid-in capital to the extent of the gains. Thereafter, the losses are deducted from retained earnings. Treasury stock activity for the three-year period ended December 31, 2015, consisting of shares issued and repurchased is presented in our Consolidated Statements of Changes in Equity.
In July 2014, the Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon completion of the 2012 repurchase program. In 2015, we made the following purchases under the respective purchase programs:

In millions (except per share amounts) For each quarter ended	2015 Shares Purchased	Average Cost Per Share	Total Cost of Repurchases	Remaining Authorized Capacity (1)
December 2012, $1 billion repurchase program
March 29	1.0	$138.15	$137	$37
June 28	0.3	136.68	37	—
Subtotal	1.3	137.83	174

July 2014, $1 billion repurchase program
June 28	2.4	140.04	340	660
September 27	1.1	127.77	136	524
December 31	2.4	100.57	250	274
Subtotal	5.9	121.44	726
Total	7.2	124.30	$900
___________________________________________
(1) The remaining authorized capacities under the 2012 and 2014 Plans were calculated based on the cost to purchase the shares, but exclude commission expenses in accordance with the authorized Plans.
In November 2015, our Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon the completion of the 2014 repurchase plan. We purchased $670 million and $381 million of our common stock in the years ended December 31, 2014 and 2013, respectively.

Quarterly Dividends
Total dividends paid to common shareholders in 2015, 2014 and 2013 were $622 million, $512 million and $420 million, respectively. Declaration and payment of dividends in the future depends upon our income and liquidity position, among other factors, and is subject to declaration by our Board of Directors, who meet quarterly to consider our dividend payment. We expect to fund dividend payments with cash from operations.
In July 2015, the Board of Directors authorized a dividend increase of 25 percent from $0.78 per share to $0.975 per share on a quarterly basis effective in the third quarter. In July 2014, the Board of Directors authorized a 25 percent increase to our quarterly cash dividend on our common stock from $0.625 per share to $0.78 per share. In July 2013, the Board of Directors approved a 25 percent increase to our quarterly cash dividend on our common stock from $0.50 per share to $0.625 per share. Cash dividends per share paid to common shareholders for the last three years were as follows:

	Quarterly Dividends
	2015	2014	2013
First quarter	$0.78	$0.625	$0.50
Second quarter	0.78	0.625	0.50
Third quarter	0.975	0.78	0.625
Fourth quarter	0.975	0.78	0.625
Total	$3.51	$2.81	$2.25
Employee Benefits Trust
In 1997, we established the Employee Benefits Trust (EBT) funded with common stock for use in meeting our future obligations under employee benefit and compensation plans. The primary sources of cash for the EBT are dividends received on unallocated shares of our common stock held by the EBT. The EBT may be used to fund matching contributions to employee accounts in the 401(k) Retirement Savings Plan (RSP) made in proportion to employee contributions under the terms of the RSP. In addition, we may direct the trustee to sell shares of the EBT on the open market to fund other non-qualified employee benefit plans. Matching contributions charged to income for the years ended December 31, 2015, 2014 and 2013 were $25 million, $24 million and $24 million, respectively.

NOTE 16. ACCUMULATED OTHER COMPREHENSIVE LOSS
Following are the changes in accumulated other comprehensive income (loss) by component:

In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on marketable securities	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at December 31, 2012	$(794)	$(161)	$5	$—	$(950)
Other comprehensive income before reclassifications
Before tax amount	206	(31)	16	(6)	185	$(28)	$157
Tax (provision) benefit	(87)	13	(9)	3	(80)	—	(80)
After tax amount	119	(18)	7	(3)	105	(28)	77
Amounts reclassified from accumulated other comprehensive income(1)(2)	64	—	(5)	2	61	(1)	60
Net current period other comprehensive income (loss)	183	(18)	2	(1)	166	$(29)	$137
Balance at December 31, 2013	$(611)	$(179)	$7	$(1)	$(784)
Other comprehensive income before reclassifications
Before tax amount	(196)	(241)	2	2	(433)	$(7)	$(440)
Tax (expense) benefit	92	14	(1)	(1)	104	—	104
After tax amount	(104)	(227)	1	1	(329)	(7)	(336)
Amounts reclassified from accumulated other comprehensive income(1)(2)	46	—	(9)	(2)	35	(4)	31
Net current period other comprehensive income (loss)	(58)	(227)	(8)	(1)	(294)	$(11)	$(305)
Balance at December 31, 2014	$(669)	$(406)	$(1)	$(2)	$(1,078)
Other comprehensive income before reclassifications
Before tax amount	(81)	(366)	—	17	(430)	$(15)	$(445)
Tax (expense) benefit	35	76	—	(1)	110	—	110
After tax amount	(46)	(290)	—	16	(320)	(15)	(335)
Amounts reclassified from accumulated other comprehensive income(1)(2)	61	—	(1)	(10)	50	—	50
Net current period other comprehensive income (loss)	15	(290)	(1)	6	(270)	$(15)	$(285)
Balance at December 31, 2015	$(654)	$(696)	$(2)	$4	$(1,348)
_______________________________________________________________________
(1) Amounts are net of tax.
(2) See reclassifications out of accumulated other comprehensive income (loss) disclosure below for further details.

Following are the items reclassified out of accumulated other comprehensive income (loss) and the related tax effects:

In millions	Years ended December 31,
(Gain)/Loss Components	2015	2014	2013	Statement of Income Location
Change in pension and other postretirement defined benefit plans
Recognized actuarial loss	$87	$63	$95	(1)
Total before taxes	87	63	95
Tax effect	(26)	(17)	(31)	Income tax expense
Net change in pensions and other postretirement defined benefit plans	61	46	64

Realized gain on marketable securities	(1)	(14)	(13)	Other income (expense), net
Tax effect	—	1	7	Income tax expense
Net realized gain on marketable securities	(1)	(13)	(6)

Realized (gain) loss on derivatives
Foreign currency forward contracts	(11)	(5)	2	Net sales
Commodity swap contracts	—	2	1	Cost of sales
Total before taxes	(11)	(3)	3
Tax effect	1	1	(1)	Income tax expense
Net realized (gain) loss on derivatives	(10)	(2)	2

Total reclassifications for the period	$50	$31	$60
_______________________________________________________________________
(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 10, ''PENSION AND OTHER POSTRETIREMENT BENEFITS'').
NOTE 17. STOCK INCENTIVE AND STOCK OPTION PLANS
In 2012, our shareholders approved the 2012 Omnibus Plan (the Plan). The Plan allows for the granting of equity awards covering up to 3.5 million shares to executives, employees and non-employee directors. Awards available for grant under the Plan include, but are not limited to, stock options, stock appreciation rights, performance shares and other stock awards. Shares issued under the Plan may be newly issued shares or reissued treasury shares.
Stock options are generally granted with a strike price equal to the fair market value of the stock on the date of grant and a life of 10 years. Stock options granted in 2014 and after have a three-year vesting period whereas stock options granted prior to 2014 had a two-year vesting period. The strike price may be higher than the fair value of the stock on the date of the grant, but cannot be lower. Compensation expense is recorded on a straight-line basis over the vesting period beginning on the grant date. The compensation expense is based on the fair value of each option grant using the Black-Scholes option pricing model. Options granted to employees eligible for retirement under our retirement plan are fully expensed at the grant date.
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

Restricted common stock is awarded from time to time at no cost to certain employees. Participants are entitled to cash dividends and voting rights. Restrictions limit the sale or transfer of the shares during a defined period. Generally, one-third of the shares become vested and free from restrictions after two years and one-third of the shares issued become vested and free from restrictions each year thereafter on the anniversary of the grant date, provided the participant remains an employee. The fair value of the award is equal to the average market price of our stock on the grant date. Compensation expense is determined at the grant date and is recognized over the restriction period on a straight-line basis.
Employee compensation expense (net of estimated forfeitures) related to our share-based plans for the year ended December 31, 2015, 2014 and 2013, was approximately $22 million, $35 million and $34 million, respectively. In addition, non-employee director share-based compensation expense for the years ended December 31, 2015, 2014 and 2013, was approximately $2 million, $1 million and $3 million, respectively. Shares granted to non-employee directors vest immediately and have no restrictions or performance conditions. The excess tax benefit associated with our employee share-based plans for the years ended December 31, 2015, 2014 and 2013, was $1 million, $5 million and $13 million, respectively. The total unrecognized compensation expense (net of estimated forfeitures) related to nonvested awards for our employee share-based plans was approximately $26 million at December 31, 2015, and is expected to be recognized over a weighted-average period of less than two years.
The tables below summarize the employee share-based activity in the Plan:

	Options	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Balance at December 31, 2012	1,309,168	$78.80
Granted	432,370	112.07
Exercised	(265,528)	40.48
Forfeited	(13,674)	105.19
Balance at December 31, 2013	1,462,336	95.35
Granted	350,630	148.98
Exercised	(175,526)	82.06
Forfeited	(10,716)	102.56
Balance at December 31, 2014	1,626,724	108.30
Granted	476,205	135.21
Exercised	(53,545)	82.89
Forfeited	(19,698)	135.89
Balance at December 31, 2015	2,029,686	$115.02	6.87	$13

Exercisable, December 31, 2013	758,936	$76.85	5.94	$48
Exercisable, December 31, 2014	903,059	$92.18	6.05	$48
Exercisable, December 31, 2015	1,318,101	$100.55	5.73	$13
The weighted-average grant date fair value of options granted during the years ended December 31, 2015, 2014 and 2013, was $35.25, $49.16 and $48.00, respectively. The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013, was approximately $3 million, $12 million and $22 million, respectively.

The weighted-average grant date fair value of performance and restricted shares was as follows:

	Performance Shares		Restricted Shares
Nonvested	Shares	Weighted-average Fair Value	Shares	Weighted-average Fair Value
Balance at December 31, 2012	630,084	$86.49	62,229	$66.43
Granted	176,649	106.40	7,506	114.56
Vested	(303,882)	61.48	(26,901)	62.03
Forfeited	(26,938)	85.07	(10,293)	65.41
Balance at December 31, 2013	475,913	109.93	32,541	81.49
Granted	206,031	130.38	—	—
Vested	(207,093)	107.64	(21,266)	65.88
Forfeited	(8,158)	121.18	—	—
Balance at December 31, 2014	466,693	119.78	11,275	110.94
Granted	133,975	128.48	—	—
Vested	(112,901)	115.48	(7,021)	110.66
Forfeited	(67,398)	118.71	—	—
Balance at December 31, 2015	420,369	$123.88	4,254	$111.40
The total vesting date fair value of performance shares vested during the years ended December 31, 2015, 2014 and 2013 was $11 million, $30 million and $35 million, respectively. The total fair value of restricted shares vested was $1 million, $3 million and $3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	2015	2014	2013
Expected life (years)	5	5	5
Risk-free interest rate	1.41%	1.80%	0.79%
Expected volatility	33.06%	41.17%	56.59%
Dividend yield	1.69%	1.61%	1.55%
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
NOTE 18. NONCONTROLLING INTERESTS
Noncontrolling interests in the equity of consolidated subsidiaries were as follows:

	December 31,
In millions	2015	2014
Cummins India Ltd.	$271	$252
Wuxi Cummins Turbo Technologies Co. Ltd.	54	67
Other	19	25
Total	$344	$344

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

	Years ended December 31,
Dollars in millions, except per share amounts	2015	2014	2013
Net income attributable to Cummins Inc.	$1,399	$1,651	$1,483

Weighted-average common shares outstanding
Basic	178,037,581	182,637,568	186,994,382
Dilutive effect of stock compensation awards	369,247	441,727	423,459
Diluted	178,406,828	183,079,295	187,417,841
Earnings per common share attributable to Cummins Inc.
Basic	$7.86	$9.04	$7.93
Diluted	7.84	9.02	7.91
The weighted-average diluted common shares outstanding for 2015, 2014 and 2013 excludes the effect of 866,262, 165,840 and 359,641 weighted-average shares, respectively, of common stock options, since such options had an exercise price in excess of the monthly average market value of our common stock during that year.

NOTE 20. ACQUISITIONS
In September 2013, we announced our intention to acquire the equity that we do not already own in most of our partially-owned North American distributors over a three to five year period.
The Distribution segment joint venture acquisitions for the years ended December 31, 2015, 2014 and 2013 were as follows:

Entity Acquired (Dollars in millions)	Date of Acquisition	Additional Percent Interest Acquired	Payments to Former Owners	Acquisition Related Debt Retirements	Total Purchase Consideration		Type of Acquisition(1)	Gain Recognized(1)	Goodwill Acquired	Intangibles Recognized(2)	Net Sales Previous Fiscal Year Ended(3)
2015
Cummins Crosspoint LLC	08/03/15	50%	$28	$36	$65	(4)	COMB	$10	$7	$2	$258
Cummins Atlantic LLC	08/03/15	51%	20	28	49	(4)	COMB	8	5	6	245
Cummins Central Power LLC	06/29/15	20.01%	8	—	8		EQUITY	—	—	—	—
2014
Cummins Bridgeway LLC	11/03/14	54%	$32	$45	$77		COMB	$13	$4	$15	$331
Cummins NPower LLC	09/29/14	50%	39	34	73		COMB	15	7	8	374
Cummins Power South LLC	09/29/14	50%	19	16	35		COMB	7	8	1	239
Cummins Eastern Canada LP	08/04/14	50%	30	32	62		COMB	18	5	4	228
Cummins Power Systems LLC	05/05/14	30%	14	—	14		EQUITY	—	—	—	—
Cummins Southern Plains LLC (Southern Plains)	03/31/14	50%	44	48	92		COMB	13	1	11	433
Cummins Mid-South LLC (Mid-South)	02/14/14	62.2%	57	61	118		COMB	7	4	8	368
2013
Cummins Western Canada LP	12/31/13	35%	$32	$—	$32		EQUITY	$—	$—	$—	$—
Cummins Rocky Mountain LLC (Rocky Mountain)	05/06/13	67%	62	74	136		COMB	5	10	8	384
Cummins Northwest LLC	07/01/13	20.01%	4	—	4		EQUITY	—	—	—	—
Cummins Northwest LLC (5)	01/31/13	50%	18	—	18		COMB	7	3	2	137
____________________________________________________

(1)
All results from acquired entities were included in Distribution segment results subsequent to the acquisition date. Previously consolidated entities were accounted for as equity transactions (EQUITY). Newly consolidated entities were accounted for as business combinations (COMB) with gains recognized based on the requirement to remeasure our pre-existing ownership to fair value in accordance with GAAP and are included in the Consolidated Statements of Income as "Other income, net."

(2)	Intangible assets acquired in business combinations were mostly customer related, the majority of which will be amortized over a period of up to five years from the date of the acquisition.

(3)	Sales amounts are not fully incremental to our consolidated sales as the amount would be reduced by the elimination of sales to the previously unconsolidated entity.

(4)
The "Total Purchase Consideration" represents the total amount that will or is estimated to be paid to complete the acquisition. In some instances a portion of the acquisition payment has not yet been made and will be paid in future periods in accordance with the purchase contract. The total outstanding consideration at December 31, 2015, was $2 million.

(5)
Prior to our decision to acquire the remaining interest in our North American distributors, we acquired the remaining ownership interest in Northwest and immediately formed a new partnership with a new distributor principal and sold 20.01 percent to the new distributor principal. We retained a new ownership in Northwest of 79.99 percent. We subsequently repurchased the remaining outstanding interest under the new contract in July 2013.

The final purchase price allocations for the largest acquisitions for 2014 and 2013 were as follows:

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
NOTE 21. OPERATING SEGMENTS
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
The accounting policies of our operating segments are the same as those applied in our Consolidated Financial Statements. We prepared the financial results of our operating segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. We allocate certain common costs and expenses, primarily corporate functions, among segments differently than we would for stand-alone financial information prepared in accordance with GAAP. These include certain costs and expenses of shared services, such as information technology, human resources, legal and finance. We also do not allocate debt-related items, actuarial gains or losses, prior service costs or credits, changes in cash surrender value of corporate owned life insurance, income taxes or corporate restructuring actions and other charges to individual segments. Segment EBIT may not be consistent with measures used by other companies.
Summarized financial information regarding our reportable operating segments at December 31, is shown in the table below:

In millions	Engine		Distribution		Components	Power Generation		Non-segment Items(1)	Total
2015
External sales	$7,540		$6,198		$3,745	$1,627		$—	$19,110
Intersegment sales	2,909		31		1,427	1,113		(5,480)	—
Total sales	10,449		6,229		5,172	2,740		(5,480)	19,110
Depreciation and amortization(2)	239		105		109	58		—	511
Research, development and engineering expenses	428		10		236	61		—	735
Equity, royalty and interest income from investees	171		78		35	31		—	315
Interest income	13		4		4	3		—	24

Segment EBIT (excluding impairment of light-duty diesel assets and restructuring actions and other charges)	1,035	(5)	435	(6)	749	175		(3)	2,391
Impairment of light-duty diesel assets(3)	202		—		9	—		—	211
Restructuring actions and other charges(4)	26		23		13	19		9	90
Segment EBIT	807	(5)	412	(6)	727	156		(12)	2,090
Net assets	3,238		2,330		1,891	1,605		—	9,064
Investments and advances to equity investees	491		192		150	142		—	975
Capital expenditures	428		125		137	54		—	744
2014
External sales	$8,437		$5,135		$3,791	$1,858		$—	$19,221
Intersegment sales	2,525		39		1,327	1,038		(4,929)	—
Total sales	10,962		5,174		5,118	2,896		(4,929)	19,221
Depreciation and amortization(2)	207		86		106	53		—	452
Research, development and engineering expenses	438		9		230	77		—	754
Equity, royalty and interest income from investees	147		148		36	39		—	370
Interest income	12		4		4	3		—	23
Segment EBIT	1,225		491	(6)	684	168	(7)	(70)	2,498
Net assets	3,450		2,441		2,152	1,694		—	9,737
Investments and advances to equity investees	468		209		164	140		—	981
Capital expenditures	395		89		162	97		—	743
2013
External sales	$8,270		$3,726		$3,151	$2,154		$—	$17,301
Intersegment sales	1,743		23		1,191	877		(3,834)	—
Total sales	10,013		3,749		4,342	3,031		(3,834)	17,301
Depreciation and amortization(2)	205		54		96	50		—	405
Research, development and engineering expenses	416		6		218	73		—	713
Equity, royalty and interest income from investees	136		165		28	32		—	361
Interest income	16		2		3	6		—	27
Segment EBIT	1,041		388	(6)	527	218		(14)	2,160
Net assets	4,323		1,637		1,885	1,801		—	9,646
Investments and advances to equity investees	419		262		140	110		—	931
Capital expenditures	372		57		141	106		—	676
____________________________________________________

(1)
Includes intersegment sales and profit in inventory eliminations and unallocated corporate expenses. The year ended December 31, 2015, includes a $9 million corporate restructuring charge. There were no significant unallocated corporate expenses for the years ended December 31, 2014 and 2013.

(2)
Depreciation and amortization as shown on a segment basis excludes the amortization of debt discount and deferred costs that are included in the Consolidated Statements of Income as "Interest expense." The amortization of debt discount and deferred costs were $3 million, $3 million and $2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(3)	See Note 3, "IMPAIRMENT OF LIGHT-DUTY DIESEL ASSETS," for additional information.

(4)	See Note 4, "RESTRUCTURING ACTIONS AND OTHER CHARGES," for additional information.

(5)	Engine segment EBIT for the year ended December 31, 2015 included an accrual for a loss contingency of $60 million. See Note 14, "COMMITMENTS AND CONTINGENCIES," for additional information.

(6)
Distribution segment EBIT included gains on the fair value adjustment resulting from the acquisition of controlling interests in North American distributors of $18 million, $73 million and $12 million for the periods ended December 31, 2015, 2014 and 2013, respectively. See Note 20, "ACQUISITIONS," for additional information.

(7)	Power Generation segment EBIT included $32 million of restructuring charges primarily related to the closure of a plant in Germany.

A reconciliation of our segment information to the corresponding amounts in the Consolidated Statements of Income is shown in the table below:

	Years ended December 31,
In millions	2015	2014	2013
Total segment EBIT	$2,090	$2,498	$2,160
Less: Interest expense	65	64	41
Income before income taxes	$2,025	$2,434	$2,119

	December 31,
In millions	2015	2014	2013
Net assets for operating segments	$9,064	$9,737	$9,646
Liabilities deducted in arriving at net assets	5,920	6,009	5,103
Pension and other postretirement benefit adjustments excluded from net assets	(242)	(319)	(346)
Deferred tax assets not allocated to segments	390	314	292
Debt-related costs not allocated to segments	2	23	33
Total assets	$15,134	$15,764	$14,728
The tables below present certain segment information by geographic area. Net sales attributed to geographic areas were based on the location of the customer. Long-lived assets include property, plant and equipment, net of depreciation, investments and advances to equity investees and other assets, excluding deferred tax assets, refundable taxes and deferred debt expenses.

In millions	Years ended December 31,
Net Sales	2015	2014	2013
United States	$10,757	$10,058	$8,382
International	8,353	9,163	8,919
Total net sales	$19,110	$19,221	$17,301

In millions	December 31,
Long-lived assets	2015	2014	2013
United States	$2,968	$2,949	$2,606
China	668	692	646
India	450	391	330
United Kingdom	349	339	319
Netherlands	172	156	138
Canada	133	126	68
Brazil	124	161	172
Mexico	108	96	87
Other international countries	261	274	258
Total long-lived assets	$5,233	$5,184	$4,624
Our largest customer is PACCAR Inc. Worldwide sales to this customer were $2,949 million in 2015, $2,706 million in 2014 and $2,085 million in 2013, representing 15 percent, 14 percent and 12 percent, respectively, of our consolidated net sales. No other customer accounted for more than 10 percent of consolidated net sales.

NOTE 22. SUBSEQUENT EVENT
On February 9, 2016, we entered into an accelerated share repurchase (ASR) agreement with Goldman, Sachs & Co. to purchase $500 million of our common stock. This ASR agreement is part of our previously announced share repurchase plans authorized by the Board of Directors. Pursuant to the terms of the agreement, there will be an initial delivery of approximately 4 million shares. The final number of shares to be repurchased will be based on our volume-weighted average stock price during the terms of the transaction, less a discount. The ASR is expected to be completed by the end of the second quarter of 2016.

SELECTED QUARTERLY FINANCIAL DATA
UNAUDITED

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
In millions, except per share amounts	2015
Net sales	$4,709	$5,015	$4,620	$4,766
Gross margin	1,195	1,332	1,208	1,212
Net income attributable to Cummins Inc.	387	471	380	161	(1)
Earnings per common share attributable to Cummins Inc.—basic (2)	$2.14	$2.63	$2.15	$0.92	(1)
Earnings per common share attributable to Cummins Inc.—diluted (2)	2.14	2.62	2.14	0.92	(1)
Cash dividends per share	0.78	0.78	0.975	0.975
Stock price per share
High	$148.04	$143.40	$132.96	$115.37
Low	133.50	133.36	108.27	84.99

	2014
Net sales	$4,406	$4,835	$4,890	$5,090
Gross margin	1,099	1,205	1,284	1,273
Net income attributable to Cummins Inc.	338	446	423	444
Earnings per common share attributable to Cummins Inc.—basic	$1.83	$2.44	$2.32	$2.45
Earnings per common share attributable to Cummins Inc.—diluted	1.83	2.43	2.32	2.44
Cash dividends per share	0.625	0.625	0.78	0.78
Stock price per share
High	$148.60	$161.03	$158.25	$151.25
Low	122.64	139.01	132.63	124.30
___________________________________________________

(1)
The fourth quarter of 2015, included a $211 million impairment of light-duty diesel assets ($133 million after-tax), a $90 million restructuring charge ($61 million after-tax) and a $60 million accrual for a loss contingency ($38 million after-tax).

(2)
Earnings per share in each quarter is computed using the weighted-average number of shares outstanding during that quarter while earnings per share for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters earnings per share may not equal the full year earnings per share.

At December 31, 2015, there were approximately 3,652 holders of record of Cummins Inc.'s $2.50 par value common stock.

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B.    Other Information
None.
PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to the relevant information under the captions "Corporate Governance," "Election of Directors" and "Other Information—Section 16(a) Beneficial Ownership Reporting Compliance" in our 2016 Proxy Statement, which will be filed within 120 days after the end of 2015. Information regarding our executive officers may be found in Part 1 of this annual report under the caption "Executive Officers of the Registrant." Except as otherwise specifically incorporated by reference, our Proxy Statement is not deemed to be filed as part of this annual report.
ITEM 11.    Executive Compensation
The information required by Item 11 is incorporated by reference to the relevant information under the caption "Executive Compensation" in our 2016 Proxy Statement, which will be filed within 120 days after the end of 2015.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning our equity compensation plans at December 31, 2015, was as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2,454,309	$115.02	1,899,878
Equity compensation plans not approved by security holders	—	—	—
Total	2,454,309	$115.02	1,899,878
________________________________________________

(1)
The number is comprised of 2,029,686 stock options, 420,369 performance shares and 4,254 restricted shares. Refer to NOTE 17, "STOCK INCENTIVE AND STOCK OPTION PLANS," to the Consolidated Financial Statements for a description of how options and shares are awarded.

(2)	The weighted-average exercise price relates only to the 2,029,686 stock options. Performance and restricted shares do not have an exercise price and, therefore, are not included in this calculation.
The remaining information required by Item 12 is incorporated by reference to the relevant information under the caption "Stock Ownership of Directors, Management and Others" in our 2016 Proxy Statement, which will be filed within 120 days after the end of 2015.
ITEM 13.    Certain Relationships, Related Transactions and Director Independence
The information required by Item 13 is incorporated by reference to the relevant information under the captions "Corporate Governance" and "Other Information—Related Party Transactions" in our 2016 Proxy Statement, which will be filed within 120 days after the end of 2015.
ITEM 14.    Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to the relevant information under the caption "Selection of Independent Public Accountants" in our 2016 Proxy Statement, which will be filed within 120 days after the end of 2015.
PART IV
ITEM 15.    Exhibits and Financial Statement Schedules

(a)	The following Consolidated Financial Statements and schedules filed as part of this report can be found in Item 8 "Financial Statements and Supplementary Data":

•	Management's Report to Shareholders

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013

•	Consolidated Balance Sheets at December 31, 2015 and 2014

•	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

•	Consolidated Statements of Changes in Equity for the years ended December 31, 2015, 2014 and 2013

•	Notes to Consolidated Financial Statements

•	Selected Quarterly Financial Data (Unaudited)

(b)	See Exhibit Index at the end of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUMMINS INC.
By:	/s/ PATRICK J. WARD	By:	/s/ MARSHA L. HUNT
	Patrick J. Ward Vice President and Chief Financial Officer (Principal Financial Officer)		Marsha L. Hunt Vice President—Corporate Controller (Principal Accounting Officer)

Date:	February 12, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ N. THOMAS LINEBARGER	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 12, 2016
N. Thomas Linebarger
/s/ PATRICK J. WARD	Vice President and Chief Financial Officer (Principal Financial Officer)	February 12, 2016
Patrick J. Ward
/s/ MARSHA L. HUNT	Vice President—Corporate Controller (Principal Accounting Officer)	February 12, 2016
Marsha L. Hunt
*		February 12, 2016
Robert J. Bernhard	Director
*		February 12, 2016
Franklin R. Chang-Diaz	Director
*		February 12, 2016
Bruno V. Di Leo Allen	Director
*		February 12, 2016
Stephen B. Dobbs	Director
*		February 12, 2016
Robert K. Herdman	Director
*		February 12, 2016
Alexis M. Herman	Director
*		February 12, 2016
Thomas J. Lynch	Director
*		February 12, 2016
William I. Miller	Director
*		February 12, 2016
Georgia R. Nelson	Director

*By:	/s/ PATRICK J. WARD
Patrick J. Ward Attorney-in-fact

CUMMINS INC.
EXHIBIT INDEX

Exhibit No.		Description of Exhibit
3	(a)	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3(a) to Cummins Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 28, 2009).
3	(b)	By-laws, as amended and restated effective as of May 8, 2012 (incorporated by reference to Exhibit 3(b) to Cummins Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 1, 2012).
4	(a)
Indenture, dated as of September 16, 2013, by and between Cummins Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 16, 2013 (Registration Statement No. 333-191189)).

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

10	(a)#	2003 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).
10	(b)#	Target Bonus Plan (incorporated by reference to Exhibit 10(b) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).
10	(c)#	Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10(c) to Cummins Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2015).
10	(d)#	Supplemental Life Insurance and Deferred Income Plan, as amended (incorporated by reference to Exhibit 10(d) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011).
10	(e)
Amended and Restated Credit Agreement, dated as of November 13, 2015, by and among Cummins Inc., the subsidiary borrowers referred to therein and the Lenders party thereto (incorporated by reference to Exhibit 10 to Cummins Inc.'s Current Report on Form 8-K dated November 13, 2015).

10	(f)#	Deferred Compensation Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10(f) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013).
10	(g)#	Excess Benefit Retirement Plan, as amended (incorporated by reference to Exhibit 10(g) to Cummins Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 28, 2014).
10	(h)#
Employee Stock Purchase Plan, as amended (incorporated by reference to Annex B to Cummins Inc.'s definitive proxy statement filed with the Securities and Exchange Commission on Schedule 14A on March 27, 2012 (File No. 001-04949)).

10	(i)#	Longer Term Performance Plan (incorporated by reference to Exhibit 10(i) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).
10	(j)#	2006 Executive Retention Plan, as amended (incorporated by reference to Exhibit 10(j) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011).
10	(k)#	Senior Executive Target Bonus Plan (incorporated by reference to Exhibit 10(k) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).
10	(l)#	Senior Executive Longer Term Performance Plan (incorporated by reference to Exhibit 10(l) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).
10	(m)#	Form of Stock Option Agreement under the 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10(m) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).
10	(n)#	Form of Long-Term Grant Notice under the 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10(n) to Cummins Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015).
10	(o)#
2012 Omnibus Incentive Plan (incorporated by reference to Annex A to Cummins Inc.'s definitive proxy statement filed with the Securities and Exchange Commission on Schedule 14A on March 27, 2012 (File No. 001-04949)).

10	(p)#	Form of Stock Option Agreement under the 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10(p) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013).
10	(q)#	Key Employee Stock Investment Plan (incorporated by reference to Exhibit 10(q) to Cummins Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2014).
12		Calculation of Ratio of Earnings to Fixed Charges (filed herewith).
21		Subsidiaries of the Registrant (filed herewith).
23		Consent of PricewaterhouseCoopers LLP (filed herewith).
24		Powers of Attorney (filed herewith).
31	(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31	(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32		Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	.INS	XBRL Instance Document.
101	.SCH	XBRL Taxonomy Extension Schema Document.
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

CUMMINS INC.
EXHIBIT INDEX

101	.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_______________________________________________
# A management contract or compensatory plan or arrangement.