Form 10-Q
period 2016-04-03
CUMMINS INC
filed 2016-05-03
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 3, 2016

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

As of April 3, 2016, there were 170,359,533 shares of common stock outstanding with a par value of $2.50 per share.

Website Access to Company’s Reports

Cummins maintains an internet website at www.cummins.com.  Investors can obtain copies of our filings from this website free of charge as soon as reasonably practicable after they are electronically filed with, or furnished, to the Securities and Exchange Commission. Cummins is not including the information provided on the website as part of, or incorporating such information by reference into, this Quarterly Report on Form 10-Q.

CUMMINS INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION
ITEM 1.  Condensed Consolidated Financial Statements
CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended
In millions, except per share amounts	April 3, 2016	March 29, 2015
NET SALES (a)	$4,291	$4,709
Cost of sales	3,235	3,514
GROSS MARGIN	1,056	1,195
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	490	517
Research, development and engineering expenses	166	195
Equity, royalty and interest income from investees (Note 4)	72	68
Other operating expense, net	(2)	(3)
OPERATING INCOME	470	548
Interest income	6	5
Interest expense (Note 8)	19	14
Other income, net	8	9
INCOME BEFORE INCOME TAXES	465	548
Income tax expense (Note 5)	132	144
CONSOLIDATED NET INCOME	333	404
Less: Net income attributable to noncontrolling interests	12	17
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$321	$387

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
Basic	$1.87	$2.14
Diluted	$1.87	$2.14

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	171.8	180.6
Dilutive effect of stock compensation awards	0.2	0.4
Diluted	172.0	181.0

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.975	$0.78
____________________________________
(a) Includes sales to nonconsolidated equity investees of $242 million and $325 million for the three months ended April 3, 2016 and March 29, 2015, respectively.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended
In millions	April 3, 2016	March 29, 2015
CONSOLIDATED NET INCOME	$333	$404
Other comprehensive (loss) income, net of tax (Note 11)
Foreign currency translation adjustments	(57)	(176)
Unrealized loss on derivatives	(21)	—
Change in pension and other postretirement defined benefit plans	9	13
Unrealized loss on marketable securities	—	(1)
Total other comprehensive loss, net of tax	(69)	(164)
COMPREHENSIVE INCOME	264	240
Less: Comprehensive income attributable to noncontrolling interests	12	20
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUMMINS INC.	$252	$220

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

In millions, except par value	April 3, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$915	$1,711
Marketable securities (Note 6)	359	100
Total cash, cash equivalents and marketable securities	1,274	1,811
Accounts and notes receivable, net
Trade and other	2,736	2,640
Nonconsolidated equity investees	185	180
Inventories (Note 7)	2,759	2,707
Prepaid expenses and other current assets	514	609
Total current assets	7,468	7,947
Long-term assets
Property, plant and equipment	7,360	7,322
Accumulated depreciation	(3,648)	(3,577)
Property, plant and equipment, net	3,712	3,745
Investments and advances related to equity method investees	1,053	975
Goodwill	485	482
Other intangible assets, net	344	328
Pension assets	763	735
Other assets	1,002	922
Total assets	$14,827	$15,134

LIABILITIES
Current liabilities
Accounts payable (principally trade)	$1,809	$1,706
Loans payable (Note 8)	117	24
Commercial paper (Note 8)	50	—
Accrued compensation, benefits and retirement costs	302	409
Current portion of accrued product warranty (Note 9)	350	359
Current portion of deferred revenue	425	403
Other accrued expenses	815	863
Current maturities of long-term debt (Note 8)	49	39
Total current liabilities	3,917	3,803
Long-term liabilities
Long-term debt (Note 8)	1,614	1,576
Postretirement benefits other than pensions	339	349
Pensions	298	298
Other liabilities and deferred revenue	1,399	1,358
Total liabilities	$7,567	$7,384

Commitments and contingencies (Note 10)

EQUITY
Cummins Inc. shareholders’ equity
Common stock, $2.50 par value, 500 shares authorized, 222.4 and 222.4 shares issued	$2,076	$2,178
Retained earnings	10,473	10,322
Treasury stock, at cost, 52.0 and 47.2 shares	(4,203)	(3,735)
Common stock held by employee benefits trust, at cost, 0.8 and 0.9 shares	(9)	(11)
Accumulated other comprehensive loss (Note 11)	(1,417)	(1,348)
Total Cummins Inc. shareholders’ equity	6,920	7,406
Noncontrolling interests	340	344
Total equity	$7,260	$7,750
Total liabilities and equity	$14,827	$15,134

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended
In millions	April 3, 2016	March 29, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$333	$404
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Restructuring actions and other charges, net of cash payments (Note 12)	(25)	—
Depreciation and amortization	128	128
Deferred income taxes	(2)	(1)
Equity in income of investees, net of dividends	(48)	(53)
Pension contributions in excess of expense (Note 3)	(50)	(96)
Other post-retirement benefits payments in excess of expense (Note 3)	(8)	(8)
Stock-based compensation expense	5	5
Translation and hedging activities	(14)	7
Changes in current assets and liabilities, net of acquisitions
Accounts and notes receivable	(98)	(276)
Inventories	(54)	(98)
Other current assets	188	20
Accounts payable	103	147
Accrued expenses	(283)	(35)
Changes in other liabilities and deferred revenue	78	59
Other, net	10	(30)
Net cash provided by operating activities	263	173

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(71)	(100)
Investments in internal use software	(13)	(8)
Investments in and advances to equity investees	(25)	10
Acquisitions of businesses, net of cash acquired	(1)	(11)
Investments in marketable securities—acquisitions (Note 6)	(291)	(95)
Investments in marketable securities—liquidations (Note 6)	35	71
Cash flows from derivatives not designated as hedges	(26)	4
Other, net	4	4
Net cash used in investing activities	(388)	(125)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	105	2
Net borrowings of commercial paper (Note 8)	50	—
Payments on borrowings and capital lease obligations	(15)	(18)
Distributions to noncontrolling interests	(10)	(1)
Dividend payments on common stock	(170)	(140)
Repurchases of common stock	(575)	(137)
Other, net	(17)	(2)
Net cash used in financing activities	(632)	(296)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(39)	(56)
Net decrease in cash and cash equivalents	(796)	(304)
Cash and cash equivalents at beginning of year	1,711	2,301
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$915	$1,997

 The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

In millions	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Common Stock Held in Trust	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2014	$556	$1,583	$9,545	$(2,844)	$(13)	$(1,078)	$7,749	$344	$8,093
Net income			387				387	17	404
Other comprehensive (loss) income, net of tax (Note 11)						(167)	(167)	3	(164)
Issuance of shares		1					1	—	1
Employee benefits trust activity		11			1		12	—	12
Acquisition of shares				(137)			(137)	—	(137)
Cash dividends on common stock			(140)				(140)	—	(140)
Distributions to noncontrolling interests							—	(1)	(1)
Stock based awards		(5)		6			1	—	1
BALANCE AT MARCH 29, 2015	$556	$1,590	$9,792	$(2,975)	$(12)	$(1,245)	$7,706	$363	$8,069

BALANCE AT DECEMBER 31, 2015	$556	$1,622	$10,322	$(3,735)	$(11)	$(1,348)	$7,406	$344	$7,750
Net income			321				321	12	333
Other comprehensive (loss) income, net of tax (Note 11)						(69)	(69)	—	(69)
Issuance of shares		2					2	—	2
Employee benefits trust activity		9			2		11	—	11
Acquisition of shares (Note 2)		(100)		(475)			(575)	—	(575)
Cash dividends on common stock			(170)				(170)	—	(170)
Distributions to noncontrolling interests							—	(10)	(10)
Stock based awards		(6)		7			1	—	1
Other shareholder transactions		(7)					(7)	(6)	(13)
BALANCE AT APRIL 3, 2016	$556	$1,520	$10,473	$(4,203)	$(9)	$(1,417)	$6,920	$340	$7,260

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
Our reporting period usually ends on the Sunday closest to the last day of the quarterly calendar period. The first quarters of 2016 and 2015 ended on April 3 and March 29, respectively. Our fiscal year ends on December 31, regardless of the day of the week on which December 31 falls.
Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts presented and disclosed in our Condensed Consolidated Financial Statements. Significant estimates and assumptions in these Condensed Consolidated Financial Statements require the exercise of judgment and are used for, but not limited to, allowance for doubtful accounts, useful lives for depreciation and amortization, estimates of future cash flows and other assumptions associated with goodwill and long-lived asset impairment tests, determination of discount rates and other assumptions for pension and other postretirement benefit costs, warranty programs, income taxes and deferred tax valuation allowances, lease classification, contingencies and restructuring costs. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates.
The weighted-average diluted common shares outstanding exclude the anti-dilutive effect of certain stock options since such options had an exercise price in excess of the monthly average market value of our common stock. The options excluded from diluted earnings per share for the three months ended April 3, 2016 and March 29, 2015, were as follows:

	Three months ended
	April 3, 2016	March 29, 2015
Options excluded	1,687,666	339,878
These interim condensed financial statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. Our interim period financial results for the three month periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
On February 9, 2016, we entered into an accelerated share repurchase (ASR) agreement with a third party financial institution to repurchase $500 million of our common stock under our previously announced share repurchase plans. Pursuant to the terms of the agreement, we paid the full $500 million purchase price and received approximately 4.1 million shares at a price of $98.43 per share, representing approximately 80 percent of the shares expected to be repurchased. The unsettled portion of the ASR meets the criteria to be accounted for as a forward contract indexed to our stock and qualifies as an equity transaction. This resulted in a $100 million reduction to additional paid-in capital during the quarter. The final number of shares to be repurchased will be based on our volume-weighted average stock price during the term of the transaction, less a discount. The ASR is expected to be completed by the end of the second quarter of 2016.
The initial delivery of shares resulted in a reduction to our common stock outstanding used to calculate earnings per share in the first quarter of 2016.
NOTE 3. PENSION AND OTHER POSTRETIREMENT BENEFITS
The components of net periodic pension and other postretirement benefit costs under our plans were as follows:

	Pension
	U.S. Plans		U.K. Plans		Other Postretirement Benefits
	Three months ended
In millions	April 3, 2016	March 29, 2015	April 3, 2016	March 29, 2015	April 3, 2016	March 29, 2015
Service cost	$23	$20	$5	$7	$—	$—
Interest cost	28	25	13	14	4	4
Expected return on plan assets	(51)	(47)	(19)	(23)	—	—
Recognized net actuarial loss	7	11	4	9	1	1
Net periodic benefit cost	$7	$9	$3	$7	$5	$5
We made contributions to our defined benefit pension plans of $60 million and $112 million for the three months ended April 3, 2016 and March 29, 2015, respectively. We made payments for other postretirement benefits of $13 million for both the three months ended April 3, 2016 and March 29, 2015.

NOTE 4. EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES
Equity, royalty and interest income from investees included in our Condensed Consolidated Statements of Income for the reporting periods was as follows:

	Three months ended
In millions	April 3, 2016	March 29, 2015
Distribution Entities
Komatsu Cummins Chile, Ltda.	$10	$7
North American distributors	5	10
All other distributors	—	1
Manufacturing Entities
Beijing Foton Cummins Engine Co., Ltd.	18	7
Chongqing Cummins Engine Company, Ltd.	8	12
Dongfeng Cummins Engine Company, Ltd.	7	14
All other manufacturers	16	7
Cummins share of net income	64	58
Royalty and interest income	8	10
Equity, royalty and interest income from investees	$72	$68
NOTE 5. INCOME TAXES
Our effective tax rate for the year is expected to approximate 28.5 percent, excluding any one-time items that may arise. Our tax rate is generally less than the 35 percent U.S. statutory income tax rate primarily due to lower tax rates on foreign income and the research tax credit.
Our effective tax rate for the three months ended April 3, 2016, was 28.4 percent and did not include any discrete items.

Our effective tax rate for the three months ended March 29, 2015, was 26.3 percent. This tax rate included an $18 million discrete tax benefit to reflect the release of reserves for uncertain tax positions related to a favorable federal audit settlement.
The increase in the effective tax rate for the three months ended April 3, 2016, versus the comparable period in 2015 was primarily due to the favorable discrete tax benefit in 2015, partially offset by the research tax credit recognized in the first quarter of 2016 and favorable changes in the jurisdictional mix of pre-tax income.
It is reasonably possible that our existing liabilities for uncertain tax benefits may decrease in an amount ranging from $40 million to $90 million within the next 12 months for U.S. and non-U.S. audits that are in progress.
NOTE 6. MARKETABLE SECURITIES
A summary of marketable securities, all of which are classified as current, was as follows:

	April 3, 2016			December 31, 2015
In millions	Cost	Gross unrealized gains/(losses)	Estimated fair value	Cost	Gross unrealized gains/(losses)	Estimated fair value
Available-for-sale
Level 2(1)
Bank debentures	$260	$—	$260	$—	$—	$—
Debt mutual funds	71	—	71	88	—	88
Money market funds	15	—	15	—	—	—
Equity mutual funds	11	—	11	11	(1)	10
Government debt securities	2	—	2	2	—	2
Total marketable securities	$359	$—	$359	$101	$(1)	$100
____________________________________
(1) The fair value of Level 2 securities is estimated using actively quoted prices for similar instruments from brokers and observable inputs where available, including market transactions and third-party pricing services, or net asset values provided to investors. We do not currently have any Level 3 securities and there were no transfers between Level 2 or 3 during the first three months of 2016 and 2015.
A description of the valuation techniques and inputs used for our Level 2 fair value measures was as follows:

•
Bank debentures— These investments provide us with a contractual rate of return and generally range in maturity from three months to one year. The counter-parties to these investments are reputable financial institutions with investment grade credit ratings. Since these instruments are not tradable and must be settled directly by us with the respective financial institution, our fair value measure is the financial institutions’ month-end statement.

•
Debt mutual funds— The fair value measure for these investments is the daily net asset value published on a regulated governmental website. Daily quoted prices are available from the issuing brokerage and are used on a test basis to corroborate this Level 2 input.

•
Money market funds— These investments in short-term debt instruments have a weighted average maturity of less than one year. The counter-parties to these investments are reputable financial institutions with investment grade credit ratings. Since these instruments are not tradable and must be settled directly by us with the respective financial institution, our fair value measure is the financial institutions' month-end statement.

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

The proceeds from sales and maturities of marketable securities and gross realized gains and losses from the sale of available-for-sale securities were as follows:

	Three months ended
In millions	April 3, 2016	March 29, 2015
Proceeds from sales and maturities of marketable securities	$35	$71
Gross realized gains from the sale of marketable securities(1)	—	1
____________________________________
(1) Gross realized losses from the sale of available-for-sale securities were immaterial
At April 3, 2016, the fair value of available-for-sale investments in debt securities that utilize a Level 2 fair value measure is shown by contractual maturity below:

Contractual Maturity	(in millions)
1 year or less	$346
1 - 5 years	1
5 - 10 years	1
Total	$348
NOTE 7. INVENTORIES
Inventories are stated at the lower of cost or market. Inventories included the following:

In millions	April 3, 2016	December 31, 2015
Finished products	$1,833	$1,796
Work-in-process and raw materials	1,033	1,022
Inventories at FIFO cost	2,866	2,818
Excess of FIFO over LIFO	(107)	(111)
Total inventories	$2,759	$2,707
NOTE 8. DEBT
Loans Payable and Commercial Paper
Loans payable, commercial paper and the related weighted-average interest rates were as follows:

	April 3, 2016			December 31, 2015
Dollars in millions	Amount	Weighted Average Interest Rate		Amount	Weighted Average Interest Rate
Revolving line of credit (1)	$100	1.02%		$—	—
Loans payable (2)	17			24
Total loans payable	117			24
Commercial paper (3)	50	0.43%	(4)	—	—
Total loans payable and commercial paper	$167			$24
____________________________________
(1) In the first quarter of 2016, we borrowed against a new international revolving line of credit, with a financial institution, which has a maximum capacity of $100 million. We plan to pay the outstanding balance in full in the second quarter of 2016.
(2) Loans payable consist primarily of notes payable to various domestic and international financial institutions. It is not practical to aggregate these notes and calculate a quarterly weighted-average interest rate.
(3) In February 2016, the Board of Directors authorized us to issue up to $1.75 billion of unsecured short-term promissory notes ("commercial paper") pursuant to a commercial paper program. The program will facilitate the private placement of unsecured short-term debt through third party brokers. We intend to use the net proceeds from the commercial paper program for general corporate purposes.
(4) The weighted average interest rate is inclusive of all brokerage fees.

Long-term Debt
A summary of long-term debt was as follows:

In millions	April 3, 2016	December 31, 2015
Long-term debt
Senior notes, 3.65%, due 2023	$500	$500
Debentures, 6.75%, due 2027	58	58
Debentures, 7.125%, due 2028	250	250
Senior notes, 4.875%, due 2043	500	500
Debentures, 5.65%, due 2098 (effective interest rate 7.48%)	165	165
Other debt	77	55
Unamortized discount	(57)	(57)
Fair value adjustments due to hedge on indebtedness	80	63
Capital leases	90	81
Total long-term debt	1,663	1,615
Less: Current maturities of long-term debt	49	39
Long-term debt	$1,614	$1,576
Principal payments required on long-term debt during the next five years are as follows:

	Required Principal Payments
In millions	2016	2017	2018	2019	2020
Principal payments	$39	$26	$38	$23	$7
Fair Value of Debt
Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair value and carrying value of total debt, including current maturities, was as follows:

In millions	April 3, 2016	December 31, 2015
Fair value of total debt(1)	$2,048	$1,821
Carrying value of total debt	1,830	1,639
_________________________________________________
(1) The fair value of debt is derived from Level 2 inputs.
NOTE 9. PRODUCT WARRANTY LIABILITY
A tabular reconciliation of the product warranty liability, including the deferred revenue related to our extended warranty coverage and accrued recall programs was as follows:

In millions	April 3, 2016	March 29, 2015
Balance, beginning of year	$1,404	$1,283
Provision for warranties issued	93	109
Deferred revenue on extended warranty contracts sold	55	56
Payments	(102)	(94)
Amortization of deferred revenue on extended warranty contracts	(47)	(43)
Changes in estimates for pre-existing warranties	—	15
Foreign currency translation	—	(6)
Balance, end of period	$1,403	$1,320

Warranty related deferred revenue, supplier recovery receivables and the long-term portion of the warranty liability on our April 3, 2016, balance sheet were as follows:

In millions	April 3, 2016	Balance Sheet Location
Deferred revenue related to extended coverage programs
Current portion	$199	Deferred revenue
Long-term portion	527	Other liabilities and deferred revenue
Total	$726

Receivables related to estimated supplier recoveries
Current portion	$6	Trade and other receivables
Long-term portion	3	Other assets
Total	$9

Long-term portion of warranty liability	$327	Other liabilities and deferred revenue
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
Loss Contingency
Engines systems sold in the U.S. must be certified to comply with the Environmental Protection Agency (EPA) and California Air Resources Board (CARB) emission standards. EPA and CARB regulations require that in-use testing be performed on vehicles by the emission certificate holder and reported to the EPA and CARB in order to ensure ongoing compliance with these emission standards. We are the holder of this emission certificate for our engines, including engines installed in certain vehicles with one customer on which we did not also manufacture or sell the emission aftertreatment system. During 2015, a quality issue in certain of these third party aftertreatment systems caused some of our inter-related engines to fail in-use emission testing. In the fourth quarter of 2015, the vehicle manufacturer made a request that we assist in the design and bear the financial cost of a field campaign (Campaign) to address the technical issue purportedly causing some vehicles to fail the in-use testing.
While we are not responsible for the warranty issues related to a component that we did not manufacture or sell, as the emission compliance certificate holder, we are responsible for proposing a remedy to the EPA and CARB. As a result, we have proposed actions to the agencies that we believe will address the emission failures. As the certificate holder, we expect to participate in the cost of the proposed voluntary Campaign and recorded a charge for this Campaign in other operating expenses of $60 million ($38 million after tax) in 2015. We continue to work with the vehicle manufacturer on campaign design and execution plans, however the Campaign is not expected to be completed for some time. The final cost of this Campaign could differ from what we recorded in the fourth quarter of 2015 and is not expected to be known before the second half of 2016.
We currently do not expect any fines or penalties from the EPA or CARB related to this matter.
Guarantees and Commitments
From time to time we enter into guarantee arrangements, including guarantees of non-U.S. distributor financings, residual value guarantees on equipment under operating leases and other miscellaneous guarantees of joint ventures or third-party obligations. At April 3, 2016, the maximum potential loss related to these guarantees was $27 million, of which $15 million was recorded as a liability on the balance sheet.
We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. At April 3, 2016, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $141 million, of which $70 million relates to a contract with a components supplier that extends to 2018. Most of these arrangements enable us to secure critical components. We do not currently anticipate paying any penalties under these contracts.
During 2014, we began entering into physical forward contracts with suppliers of platinum and palladium to purchase minimum volumes of the commodities at contractually stated prices for various periods, not to exceed two years. At April 3, 2016, the total commitments under these contracts were $39 million. These arrangements enable us to fix the prices of these commodities, which otherwise are subject to market volatility.
We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance. These performance bonds and other performance-related guarantees were $73 million at April 3, 2016.
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

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE LOSS
Following are the changes in accumulated other comprehensive (loss) income by component:

	Three months ended
In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on marketable securities	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at December 31, 2014	$(669)	$(406)	$(1)	$(2)	$(1,078)
Other comprehensive income before reclassifications
Before tax amount	(3)	(204)	1	1	(205)	$4	$(201)
Tax benefit	1	23	—	—	24	—	24
After tax amount	(2)	(181)	1	1	(181)	4	(177)
Amounts reclassified from accumulated other comprehensive income(1)(2)	15	—	(1)	—	14	(1)	13
Net current period other comprehensive (loss) income	13	(181)	—	1	(167)	$3	$(164)
Balance at March 29, 2015	$(656)	$(587)	$(1)	$(1)	$(1,245)

Balance at December 31, 2015	$(654)	$(696)	$(2)	$4	$(1,348)
Other comprehensive income before reclassifications
Before tax amount	—	(58)	—	(26)	(84)	$—	$(84)
Tax benefit	—	1	—	4	5	—	5
After tax amount	—	(57)	—	(22)	(79)	—	(79)
Amounts reclassified from accumulated other comprehensive income(1)(2)	9	—	—	1	10	—	10
Net current period other comprehensive (loss) income	9	(57)	—	(21)	(69)	$—	$(69)
Balance at April 3, 2016	$(645)	$(753)	$(2)	$(17)	$(1,417)
____________________________________
(1) Amounts are net of tax.
(2) See reclassifications out of accumulated other comprehensive (loss) income disclosure below for further details.

Following are the items reclassified out of accumulated other comprehensive (loss) income and the related tax effects:

In millions	Three months ended
(Gain)/Loss Components	April 3, 2016	March 29, 2015	Statement of Income Location

Change in pension and other postretirement defined benefit plans
Recognized actuarial loss	$13	$22	(1)
Tax effect	(4)	(7)	Income tax expense
Net change in pensions and other postretirement defined benefit plans	9	15

Realized gain on marketable securities	—	(1)	Other income, net
Tax effect	—	(1)	Income tax expense
Net realized gain on marketable securities	—	(2)

Realized loss on derivatives
Foreign currency forward contracts	1	—	Net sales
Commodity swap contracts	—	—	Cost of sales
Total before taxes	1	—
Tax effect	—	—	Income tax expense
Net realized loss on derivatives	1	—

Total reclassifications for the period	$10	$13
____________________________________
(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 3, ''PENSION AND OTHER POSTRETIREMENT BENEFITS'').
NOTE 12. RESTRUCTURING ACTIONS AND OTHER CHARGES
We executed restructuring actions primarily in the form of professional voluntary and involuntary employee separation programs in the fourth quarter of 2015. These actions were in response to the continued deterioration in our global markets in the second half of 2015, as well as expected reductions in orders in most U.S. and global markets in 2016. We reduced our worldwide workforce by approximately 1,900 employees, including approximately 370 employees accepting voluntary retirement packages with the remainder of the reductions being involuntary. We incurred a charge of $90 million in the fourth quarter of 2015, of which $86 million related to severance costs for both voluntary and involuntary terminations and $4 million for asset impairments and other charges. As a result of changes in estimates, we now expect approximately $88 million will be settled in cash.
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
At April 3, 2016, substantially all terminations have been completed.
The table below summarizes the activity and balance of accrued workforce reductions, which is included in "Other accrued expenses" in our Consolidated Balance Sheets:

In millions
Balance at December 31, 2015	$60
Cash payments for 2015 actions	(27)
Change in estimate	2
Balance at April 3, 2016	$35

NOTE 13. OPERATING SEGMENTS
Operating segments under GAAP are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Cummins' chief operating decision-maker (CODM) is the Chief Operating Officer.
Our reportable operating segments consist of Engine, Distribution, Components and Power Generation. This reporting structure is organized according to the products and markets each segment serves. The Engine segment produces engines and parts for sale to customers in on-highway and various industrial markets. Our engines are used in trucks of all sizes, buses and recreational vehicles, as well as in various industrial applications, including construction, mining, agriculture, marine, oil and gas, rail and military equipment. The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets and service parts, as well as performing service and repair activities on our products and maintaining relationships with various OEMs throughout the world. The Components segment sells filtration products, aftertreatment systems, turbochargers and fuel systems. The Power Generation segment is an integrated provider of power systems, which sells engines, generator sets and alternators.
As previously announced, effective April 2016, we re-organized our business to combine our Power Generation segment and our high horsepower engine business to create the new Power Systems segment. Going forward we will present results for four operating segments: Engine, Distribution, Components and Power Systems. We will begin to report results for our new reporting structure in the second quarter of 2016 and will also reflect this change for historical periods. The formation of the Power Systems segment combines two businesses that are already strongly interdependent which will allow us to streamline business and technical processes to accelerate innovation, grow market share and more efficiently manage our supply chain and manufacturing operations.
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

Summarized financial information regarding our reportable operating segments for the three month periods is shown in the table below:

In millions	Engine	Distribution	Components	Power Generation	Non-segment Items (1)	Total
Three months ended April 3, 2016
External sales	$1,624	$1,458	$897	$312	$—	$4,291
Intersegment sales	710	5	340	238	(1,293)	—
Total sales	2,334	1,463	1,237	550	(1,293)	4,291
Depreciation and amortization(2)	58	26	27	16	—	127
Research, development and engineering expenses	97	2	54	13	—	166
Equity, royalty and interest income from investees	41	18	8	5	—	72
Interest income	3	1	1	1	—	6
Segment EBIT	200	95	173	31	(15)	484

Three months ended March 29, 2015
External sales	$1,889	$1,469	$931	$420	$—	$4,709
Intersegment sales	707	7	368	260	(1,342)	—
Total sales	2,596	1,476	1,299	680	(1,342)	4,709
Depreciation and amortization(2)	58	27	26	16	—	127
Research, development and engineering expenses	114	3	61	17	—	195
Equity, royalty and interest income from investees	30	20	9	9	—	68
Interest income	2	1	1	1	—	5
Segment EBIT	253	88	195	49	(23)	562
____________________________________
(1) Includes intersegment sales, intersegment profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses for the three months ended April 3, 2016 and March 29, 2015.
(2) Depreciation and amortization as shown on a segment basis excludes the amortization of debt discount and deferred costs included in the Condensed Consolidated Statements of Income as "Interest expense." The amortization of debt discount and deferred costs were $1 million and $1 million for the three months ended April 3, 2016 and March 29, 2015, respectively.
A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Income is shown in the table below:

	Three months ended
In millions	April 3, 2016	March 29, 2015
Total segment EBIT	$484	$562
Less: Interest expense	19	14
Income before income taxes	$465	$548
NOTE 14. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In March 2016, the Financial Accounting Standards Board (FASB) amended its standards related to the accounting for stock compensation. This amendment addresses several aspects of the accounting for share-based payment transactions that could change for us including, but not limited to, recognition of excess tax benefits or deficiencies in the income statement each period and classification of the excess tax benefits or deficiencies as operating activities in the cash flow statement. The new standard is effective for annual periods beginning after December 15, 2016, with early adoption permitted. We are in the process of evaluating the impact the amendment will have on our Consolidated Financial Statements.
In February 2016, the FASB amended its standards related to the accounting for leases. Under the new standard, lessees will now be required to recognize all leases on the balance sheet as both a right-of-use-asset and a liability. The standard will continue to have two types of leases for income statement recognition purposes: operating leases and finance leases. Operating leases will result in the recognition of a single lease expense on a straight-line basis over the lease term similar to the treatment for operating leases under today's standards. Finance leases will result in an accelerated expense similar to the accounting for capital leases under today's standards. The determination of a lease classification as operating or finance will be done in a manner very similar to today's standard. The new standard also contains amended guidance regarding the identification of embedded leases in service contracts and the identification of lease and non-lease components in an arrangement. The new standard is effective for us on January 1, 2019, with early adoption permitted. We are still evaluating the impact the standard could have on our Consolidated Financial Statements; however, while we have not yet quantified the amount, we do expect the standard will have a material impact on our Consolidated Balance Sheets due to the recognition of additional assets and liabilities for operating leases.
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

ORGANIZATION OF INFORMATION
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) was prepared to provide the reader with a view and perspective of our business through the eyes of management and should be read in conjunction with our Management's Discussion and Analysis of Financial Condition and Results of Operations section of our 2015 Form 10-K. Our MD&A is presented in the following sections:
•Executive Summary and Financial Highlights
•Outlook
•Results of Operations

•	Comprehensive Income
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
Our reportable operating segments consist of Engine, Distribution, Components and Power Generation. This reporting structure is organized according to the products and markets each segment serves. The Engine segment produces engines and parts for sale to customers in on-highway and various industrial markets. Our engines are used in trucks of all sizes, buses and recreational vehicles, as well as in various industrial applications, including construction, mining, agriculture, marine, oil and gas, rail and military equipment. The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets and service parts, as well as performing service and repair activities on our products and maintaining relationships with various OEMs throughout the world. The Components segment sells filtration products, aftertreatment systems, turbochargers and fuel systems. The Power Generation segment is an integrated provider of power systems, which sells engines, generator sets and alternators.
Our financial performance depends, in large part, on varying conditions in the markets we serve, particularly the on-highway, construction and general industrial markets. Demand in these markets tends to fluctuate in response to overall economic conditions. Our sales may also be impacted by OEM inventory levels, production schedules and stoppages. Economic downturns in markets we serve generally result in reduced sales of our products and can result in price reductions in certain products and/or markets. As a worldwide business, our operations are also affected by currency, political, economic and regulatory matters, including adoption and enforcement of environmental and emission standards, in the countries we serve. As part of our growth strategy, we invest in businesses in certain countries that carry high levels of these risks such as China, Brazil, India, Mexico, Russia and countries in the Middle East and Africa. At the same time, our geographic diversity and broad product and service offerings have helped limit the impact from a drop in demand in any one industry or customer or the economy of any single country on our consolidated results.
Worldwide revenues decreased 9 percent in the three months ended April 3, 2016, as compared to the same period in 2015, primarily due to lower demand in most global on-highway markets, unfavorable foreign currency fluctuations, decreased demand in most global Power generation markets and lower demand in most global industrial markets, partially offset by sales increases related to the consolidation of partially-owned North American distributors since December 31, 2014. Revenue in the U.S. and Canada declined by 10 percent primarily due to decreased demand in the North American on-highway markets and lower demand in the industrial oil and gas markets, partially offset by increased Distribution segment sales related to the consolidation of North American distributors. Continued global economic weakness in the first quarter of 2016 negatively impacted our international revenues (excludes the U.S. and Canada), which declined by 8 percent, with sales down in most of our markets, especially in South America, the U.K. and China. The decline in international sales was primarily due to unfavorable foreign currency impacts of 3 percent (primarily in the Brazilian real, European euro, Canadian dollar, Indian rupee, Chinese renminbi and Australian dollar), lower demand in the on-highway markets in Brazil and Mexico and decreased demand in international industrial markets led by declines in mining and commercial marine markets.
The following table contains sales and earnings before interest expense, income tax expense and noncontrolling interests (EBIT) results by operating segment for the three months ended April 3, 2016 and March 29, 2015. Refer to the section titled “Operating Segment Results” for a more detailed discussion of net sales and EBIT by operating segment, including the reconciliation of segment EBIT to income before income taxes.

	Three months ended
Operating Segments	April 3, 2016			March 29, 2015			Percent change
		Percent			Percent		2016 vs. 2015
In millions	Sales	of Total	EBIT	Sales	of Total	EBIT	Sales	EBIT
Engine	$2,334	54%	$200	$2,596	55%	$253	(10)%	(21)%
Distribution	1,463	34%	95	1,476	31%	88	(1)%	8%
Components	1,237	29%	173	1,299	28%	195	(5)%	(11)%
Power Generation	550	13%	31	680	14%	49	(19)%	(37)%
Intersegment eliminations	(1,293)	(30)%	—	(1,342)	(28)%	—	(4)%	—
Non-segment	—	—	(15)	—	—	(23)	—	(35)%
Total	$4,291	100%	$484	$4,709	100%	$562	(9)%	(14)%

Net income attributable to Cummins was $321 million, or $1.87 per diluted share, on sales of $4.3 billion for the three months ended April 3, 2016, versus the comparable prior year period net income attributable to Cummins of $387 million, or $2.14 per diluted share, on sales of $4.7 billion. The decrease in net income and earnings per diluted share was driven by lower gross margin, unfavorable foreign currency fluctuations and a higher effective tax rate, partially offset by lower research, development and engineering expenses and decreased selling, general and administrative expenses. The decrease in gross margin was primarily due to lower volumes, unfavorable mix and unfavorable foreign currency fluctuations (primarily in the Brazilian real, Canadian dollar and Australian dollar), partially offset by lower material and commodity costs, improved Distribution segment sales related to the consolidation of partially-owned North American distributors since December 31, 2014 and savings from restructuring actions taken in the fourth quarter of 2015. Basic and diluted earnings per share for the three months ended April 3, 2016, benefited $0.03 from fewer weighted average shares outstanding due to purchases under the stock repurchase programs.

We generated $263 million of operating cash flows for the three months ended, compared to $173 million for the same period in 2015. Refer to the section titled “Cash Flows” in the “Liquidity and Capital Resources” section for a discussion of items impacting cash flows.
During the first three months of 2016, we repurchased $274 million of common stock under the 2014 Board of Directors Authorized Plan, completing this program. In November 2015, our Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon the completion of the 2014 repurchase plan. We repurchased $201 million under the new authorization during the first three months of 2016 and paid an additional $100 million under an accelerated share repurchase agreement for shares that we will receive in the second quarter of 2016. See Note 2, "BASIS OF PRESENTATION" to the Notes to Condensed Consolidated Financial Statements for additional information.
In February 2016, the Board of Directors authorized us to issue up to $1.75 billion of unsecured short-term promissory notes ("commercial paper") pursuant to a commercial paper program. The program will facilitate the private placement of unsecured short-term debt through third party brokers. We intend to use the net proceeds from the commercial paper program for general corporate purposes.
Our debt to capital ratio (total capital defined as debt plus equity) at April 3, 2016, was 20.1 percent, compared to 17.5 percent at December 31, 2015. The increase was due to the repurchases of common stock and higher total debt. At April 3, 2016, we had $1.3 billion in cash and marketable securities on hand and access to our credit facilities, if necessary, to meet currently anticipated investment and funding needs. As of the date of filing this Quarterly Report on Form 10-Q, our credit ratings were as follows:

	Long-Term	Short-Term
Credit Rating Agency	Senior Debt Rating	Debt Rating	Outlook
Standard & Poor’s Rating Services	A+	A1	Stable
Fitch Ratings	A	F1	Stable
Moody’s Investors Service, Inc.	A2	P1	Stable

Our global pension plans, including our unfunded and non-qualified plans, were 111 percent funded at December 31, 2015. Our U.S. qualified plan, which represents approximately 57 percent of the worldwide pension obligation, was 119 percent funded and our U.K. plan was 123 percent funded. We expect to contribute $146 million to our global pension plans in 2016. In addition, we expect our 2016 net periodic pension cost to approximate $42 million. See Note 3, "PENSION AND OTHER POSTRETIREMENT BENEFITS" to the Notes to Condensed Consolidated Financial Statements for additional information.
We expect our effective tax rate for the full year of 2016 to approximate 28.5 percent, excluding any one-time tax items.

OUTLOOK
Near-Term
Our outlook reflects the following trends for the remainder of 2016:

•	We expect demand in the North American medium-duty truck market to remain strong.

•	We expect demand for pick-up trucks in North America to remain strong.

•	We expect demand in India to improve in most end-markets as its economy continues to improve.

•	We expect to realize annualized savings from the 2015 restructuring actions of approximately $160 million.
Our outlook reflects the following challenges to our business that may reduce our revenue and earnings potential for the remainder of 2016:

•	We may close or restructure additional manufacturing facilities as we evaluate the appropriate size and structure of our manufacturing capacity, which could result in additional charges.

•	We expect industry production of heavy-duty trucks in North America to decline.

•	We expect power generation markets to remain weak.

•	We believe weak economic conditions in Brazil will continue to negatively impact demand across our businesses.

•	Foreign currency volatility could continue to put pressure on our revenues and earnings.

•	We expect market demand to remain weak in the oil and gas markets as the result of low crude oil prices.

•	Demand for equipment in global mining markets is expected to remain weak.

RESULTS OF OPERATIONS

	Three months ended		Favorable/
	April 3, 2016	March 29, 2015	(Unfavorable)
In millions (except per share amounts)			Amount	Percent
NET SALES	$4,291	$4,709	$(418)	(9)%
Cost of sales	3,235	3,514	279	8%
GROSS MARGIN	1,056	1,195	(139)	(12)%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	490	517	27	5%
Research, development and engineering expenses	166	195	29	15%
Equity, royalty and interest income from investees	72	68	4	6%
Other operating expense, net	(2)	(3)	1	33%
OPERATING INCOME	470	548	(78)	(14)%
Interest income	6	5	1	20%
Interest expense	19	14	(5)	(36)%
Other income, net	8	9	(1)	(11)%
INCOME BEFORE INCOME TAXES	465	548	(83)	(15)%
Income tax expense	132	144	12	8%
CONSOLIDATED NET INCOME	333	404	(71)	(18)%
Less: Net income attributable to noncontrolling interests	12	17	5	29%
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$321	$387	$(66)	(17)%
Diluted Earnings Per Common Share Attributable to Cummins Inc.	$1.87	$2.14	$(0.27)	(13)%

	Three months ended		Favorable/ (Unfavorable)
	April 3, 2016	March 29, 2015
Percent of sales			Percentage Points
Gross margin	24.6%	25.4%	(0.8)
Selling, general and administrative expenses	11.4%	11.0%	(0.4)
Research, development and engineering expenses	3.9%	4.1%	0.2
Net Sales
Net sales for the three months ended April 3, 2016, decreased by $418 million versus the comparable period in 2015. The primary drivers by segment were as follows:

•
Engine segment sales decreased 10 percent primarily due to lower demand in North American on-highway markets and lower demand in most industrial markets, partially offset by increased sales in the light-duty automotive business.

•
Power Generation segment sales decreased 19 percent primarily due to lower demand in both lines of business and decreased sales in most regions with the largest declines in China, Other Asia, Western Europe and Brazil.

•
Foreign currency fluctuations unfavorably impacted sales by approximately 3 percent (primarily in the Brazilian real, European euro, Canadian dollar, Indian rupee, Chinese renminbi and Australian dollar).

•	Components segment sales decreased 5 percent primarily due to lower demand in turbo technologies and fuel systems businesses and unfavorable foreign currency fluctuations.

•
Distribution segment sales decreased 1 percent, primarily due to a decline in North American engine and power generation sales and unfavorable foreign currency fluctuations, partially offset by higher sales related to the consolidation of partially-owned North American distributors since December 31, 2014.

Sales to international markets, based on location of customers, for the three months ended April 3, 2016 and the comparable period in 2015 were both 39 percent of net sales. A more detailed discussion of sales by segment is presented in the “OPERATING SEGMENT RESULTS” section.

Gross Margin
Gross margin decreased $139 million for the three months ended April 3, 2016, versus the comparable period in 2015 and decreased 0.8 points as a percentage of sales. The decrease in gross margin was primarily due to lower volumes, unfavorable mix and unfavorable foreign currency fluctuations (primarily in the Brazilian real, Canadian dollar and Australian dollar), partially offset by lower material and commodity costs, improved Distribution segment sales related to the consolidation of partially-owned North American distributors since December 31, 2014 and savings from restructuring actions taken in the fourth quarter of 2015.
The provision for base warranties issued, excluding campaigns, as a percent of sales for the three months ended April 3, 2016 and the comparable period in 2015 were both 2.0 percent. A more detailed discussion of margin by segment is presented in the “OPERATING SEGMENT RESULTS” section.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $27 million for the three months ended April 3, 2016, versus the comparable period in 2015, primarily due to lower compensation expenses of $16 million as a result of restructuring actions in 2015 and lower consulting expenses of $12 million. Overall, selling, general and administrative expenses, as a percentage of sales, increased to 11.4 percent in the three months ended April 3, 2016, from 11.0 percent in the comparable period in 2015 (largely due to the acquisition of North American distributors since December 31, 2014). Compensation and related expenses include salaries, fringe benefits and variable compensation.
Research, Development and Engineering Expenses
Research, development and engineering expenses decreased $29 million for the three months ended April 3, 2016, versus the comparable period in 2015, primarily due to higher expense recovery of $9 million, lower consulting expenses of $1 million and lower compensation expenses of $1 million as a result of restructuring actions in 2015. Compensation and related expenses include salaries, fringe benefits and variable compensation. Overall, research, development and engineering expenses, as a percentage of sales, decreased to 3.9 percent in the three months ended April 3, 2016, from 4.1 percent in the comparable period in 2015. Research activities continue to focus on development of new products to meet future emission standards around the world and improvements in fuel economy performance.
Equity, Royalty and Interest Income From Investees
Equity, royalty and interest income from investees increased $4 million for the three months ended April 3, 2016, versus the comparable period in 2015, primarily due to higher earnings at Beijing Foton Cummins Engine Co., Ltd. ($11 million) and Komatsu Cummins Chile, Ltda. ($3 million). These increases were partially offset by lower equity earnings at Dongfeng Cummins Engine Company, Ltd. ($7 million), North American distributors ($5 million) and Chongqing Cummins Engine Company, Ltd. ($4 million).

Other Operating Expense, Net
Other operating expense, net was as follows:

	Three months ended
In millions	April 3, 2016	March 29, 2015
Loss on write off of assets	$(5)	$(1)
Amortization of intangible assets	(3)	(6)
Royalty income, net	7	5
Other, net	(1)	(1)
Total other operating expense, net	$(2)	$(3)
Interest Income
Interest income for the three months ended April 3, 2016, remained relatively flat versus the comparable periods in 2015.
Interest Expense
Interest expense for the three months ended April 3, 2016, increased $5 million versus the comparable periods in 2015, primarily due to an increase in total weighted average debt outstanding.

Other Income, Net
Other income, net was as follows:

	Three months ended
In millions	April 3, 2016	March 29, 2015
Change in cash surrender value of corporate owned life insurance	$8	$10
Dividend income	1	1
Gain on marketable securities, net	—	1
Bank charges	(3)	(2)
Foreign currency loss, net	(3)	(2)
Other, net	5	1
Total other income, net	$8	$9
Income Tax Expense
Our effective tax rate for the year is expected to approximate 28.5 percent, excluding any one-time items that may arise. Our tax rate is generally less than the 35 percent U.S. statutory income tax rate primarily due to lower tax rates on foreign income and the research tax credit.
Our effective tax rate for the three months ended April 3, 2016, was 28.4 percent and did not include any discrete items.
Our effective tax rate for the three months ended March 29, 2015, was 26.3 percent. This tax rate included an $18 million discrete tax benefit to reflect the release of reserves for uncertain tax positions related to a favorable federal audit settlement.
The increase in the effective tax rate for the three months ended April 3, 2016, versus the comparable period in 2015 was primarily due to the favorable discrete tax benefit in 2015, partially offset by the research tax credit recognized in the first quarter of 2016 and favorable changes in the jurisdictional mix of pre-tax income.
It is reasonably possible that our existing liabilities for uncertain tax benefits may decrease in an amount ranging from $40 million to $90 million within the next 12 months for U.S. and non-U.S. audits that are in progress.
Noncontrolling Interests
Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities. Noncontrolling interests in income of consolidated subsidiaries for the three months ended April 3, 2016, decreased $5 million primarily due to lower earnings at Cummins India Ltd.
Net Income Attributable to Cummins Inc. and Diluted Earnings Per Share Attributable to Cummins Inc.
Net income and diluted earnings per share attributable to Cummins Inc. for the three months ended April 3, 2016, decreased $66 million and $0.27 per share, respectively versus the comparable period in 2015, primarily due to lower gross margin, unfavorable foreign currency fluctuations and a higher effective tax rate, partially offset by lower research, development and engineering expenses and decreased selling, general and administrative expenses. Basic and diluted earnings per share for the three months ended April 3, 2016, benefited $0.03 from fewer weighted average shares outstanding due to purchases under the stock repurchase programs.

COMPREHENSIVE INCOME
Foreign Currency Translation Adjustment
The foreign currency translation adjustment was a net loss of $57 million and $176 million for the three months ended April 3, 2016 and March 29, 2015, respectively, and was driven by the following:

	Three months ended
	April 3, 2016		March 29, 2015
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly owned subsidiaries	$(62)	British pound offset by Brazilian real	$(181)	British pound, Brazilian real
Equity method investments	5	Mexican peso(1), Chinese renminbi	—	Indian rupee offset by Russian rouble, Chinese renminbi
Consolidated subsidiaries with a non-controlling interest	—	Indian rupee offset by Chinese renminbi	5	Indian rupee
Total	$(57)		$(176)
____________________________________
(1) The Mexican peso adjustment related to a reclassification out of other comprehensive income at the time of the sale of an equity investment in the first quarter of 2016.

OPERATING SEGMENT RESULTS
Our reportable operating segments consist of Engine, Distribution, Components and Power Generation. This reporting structure is organized according to the products and markets each segment serves. We use segment EBIT as the primary basis for the chief operating decision-maker to evaluate the performance of each of our operating segments.
As previously announced, effective April 2016, we re-organized our business to combine our Power Generation segment and our high horsepower engine business to create the new Power Systems segment. Going forward we will present results for four operating segments: Engine, Distribution, Components and Power Systems. We will begin to report results for our new reporting structure in the second quarter of 2016 and will also reflect this change for historical periods. The formation of the Power Systems segment combines two businesses that are already strongly interdependent which will allow us to streamline business and technical processes to accelerate innovation, grow market share and more efficiently manage our supply chain and manufacturing operations.
Following is a discussion of results for each of our operating segments.
Engine Segment Results
Financial data for the Engine segment was as follows:

	Three months ended		Favorable/
	April 3,	March 29,	(Unfavorable)
In millions	2016	2015	Amount	Percent
External sales (1)	$1,624	$1,889	$(265)	(14)%
Intersegment sales (1)	710	707	3	—%
Total sales	2,334	2,596	(262)	(10)%
Depreciation and amortization	58	58	—	—%
Research, development and engineering expenses	97	114	17	15%
Equity, royalty and interest income from investees	41	30	11	37%
Interest income	3	2	1	50%
Segment EBIT	200	253	(53)	(21)%

			Percentage Points
Segment EBIT as a percentage of total sales	8.6%	9.7%		(1.1)
____________________________________
(1) Due to the acquisitions of North American distributors, sales previously recognized as external sales are now included in intersegment sales.
Engine segment net sales by market were as follows:

	Three months ended		Favorable/
	April 3,	March 29,	(Unfavorable)
In millions	2016	2015	Amount	Percent
Heavy-duty truck	$631	$757	$(126)	(17)%
Medium-duty truck and bus	549	608	(59)	(10)%
Light-duty automotive	433	381	52	14%
Total on-highway	1,613	1,746	(133)	(8)%
Industrial	539	616	(77)	(13)%
Stationary power	182	234	(52)	(22)%
Total sales	$2,334	$2,596	$(262)	(10)%

Unit shipments by segment classification (including unit shipments to Power Generation) were as follows:

	Three months ended		Favorable/
	April 3,	March 29,	(Unfavorable)
	2016	2015	Amount	Percent
Mid-range	117,100	112,400	4,700	4%
Heavy-duty	19,700	28,700	(9,000)	(31)%
High-horsepower	2,800	3,500	(700)	(20)%
Total unit shipments	139,600	144,600	(5,000)	(3)%
Sales
Engine segment sales for the three months ended April 3, 2016, decreased $262 million versus the comparable period in 2015. The following were the primary drivers by market:

•	Heavy-duty truck engine sales decreased $126 million primarily due to lower demand in North American heavy-duty truck markets with decreased engine shipments of 33 percent.

•
Industrial engine sales decreased $77 million primarily due to lower demand in North American oil and gas markets with decreased engine shipments of 81 percent, lower international demand in mining markets with decreased engine shipments of 30 percent, primarily in Europe, and lower international demand in marine markets with decreased engine shipments of 14 percent.

•
Medium-duty truck and bus sales decreased $59 million primarily due to lower demand in global medium-duty truck markets with decreased engine shipments of 16 percent, primarily in North America and Brazil.

•	Foreign currency fluctuations unfavorably impacted sales results (primarily in Brazilian real, Chinese renminbi and Indian rupee).
The decreases above were partially offset by an increase in light-duty automotive sales of $52 million primarily due to new sales to Nissan for the truck platform they launched in the second half of 2015.
Total on-highway-related sales for the three months ended April 3, 2016, were 69 percent of total engine segment sales, compared to 67 percent for the comparable period in 2015.
Segment EBIT
Engine segment EBIT for the three months ended April 3, 2016, decreased $53 million versus the comparable period in 2015 primarily due to lower gross margin, partially offset by lower selling, general and administrative expenses, lower research, development and engineering expenses, higher equity, royalty and interest income from investees and favorable foreign currency fluctuations (primarily in the British pound and Mexican peso). Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended
	April 3, 2016 vs. March 29, 2015
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of total sales
Gross margin	$(106)	(19)%	(2.1)
Selling, general and administrative expenses	26	13%	0.2
Research, development and engineering expenses	17	15%	0.2
Equity, royalty and interest income from investees	11	37%	0.6
The decrease in gross margin for the three months ended April 3, 2016, versus the comparable period in 2015, was primarily due to unfavorable mix and lower volumes, partially offset by lower material and commodity costs and favorable product coverage. The decrease in selling, general and administrative expenses was primarily due to lower compensation expenses as the result of restructuring actions taken in December 2015 and lower consulting expenses. The decrease in research, development and engineering expenses was primarily due to higher expense recovery. The increase in equity, royalty and interest income from investees was primarily due to increased earnings at Beijing Foton Cummins Engine Co., Ltd., partially offset by decreased earnings at Dongfeng Cummins Engine Company, Ltd. and Cummins Westport, Inc.

Distribution Segment Results
Financial data for the Distribution segment was as follows:

	Three months ended		Favorable/
	April 3,	March 29,	(Unfavorable)
In millions	2016	2015	Amount	Percent
External sales	$1,458	$1,469	$(11)	(1)%
Intersegment sales	5	7	(2)	(29)%
Total sales	1,463	1,476	(13)	(1)%
Depreciation and amortization	26	27	1	4%
Research, development and engineering expenses	2	3	1	33%
Equity, royalty and interest income from investees	18	20	(2)	(10)%
Interest income	1	1	—	—%
Segment EBIT	95	88	7	8%

			Percentage Points
Segment EBIT as a percentage of total sales	6.5%	6.0%		0.5
Sales for our Distribution segment by region were as follows:

	Three months ended		Favorable/
	April 3,	March 29,	(Unfavorable)
In millions	2016	2015	Amount	Percent
North & Central America	$955	$979	$(24)	(2)%
Europe, CIS and China	186	156	30	19%
Asia Pacific	169	177	(8)	(5)%
Africa	48	50	(2)	(4)%
Middle East	41	44	(3)	(7)%
India	41	37	4	11%
South America	23	33	(10)	(30)%
Total sales	$1,463	$1,476	$(13)	(1)%
Sales for our Distribution segment by product were as follows:

	Three months ended		Favorable/
	April 3,	March 29,	(Unfavorable)
In millions	2016	2015	Amount	Percent
Parts and filtration	$647	$573	$74	13%
Service	299	284	15	5%
Power generation	275	298	(23)	(8)%
Engines	242	321	(79)	(25)%
Total sales	$1,463	$1,476	$(13)	(1)%
Sales
Distribution segment sales for the three months ended April 3, 2016, decreased $13 million versus the comparable period in 2015, primarily due to a decline in organic sales of $135 million in North American engine and power generation markets and unfavorable foreign currency fluctuations (primarily in the Canadian dollar, Australian dollar and South African rand), partially offset by $109 million of segment sales related to the consolidation of partially-owned North American distributors since December 31, 2014 and organic sales growth in China, Africa, Europe and CIS.
Segment EBIT
Distribution segment EBIT for the three months ended April 3, 2016, increased $7 million versus the comparable period in 2015, primarily due to higher gross margin, partially offset by unfavorable foreign currency fluctuations (primarily in the

Canadian dollar, Australian dollar and South African rand) and higher selling, general and administrative expenses. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended
	April 3, 2016 vs. March 29, 2015
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of total sales
Gross margin	$14	6%	1.1
Selling, general and administrative expenses	(13)	(8)%	(1.0)
Equity, royalty and interest income from investees	(2)	(10)%	(0.2)
Other operating income, net	7	NM	0.5
"NM" - not meaningful information
The increase in gross margin for the three months ended April 3, 2016, versus the comparable period in 2015, was primarily due to the acquisition of partially owned North American distributors since December 31, 2014, favorable mix and improved pricing, partially offset by unfavorable foreign currency fluctuations (primarily in the Canadian dollar, Australian dollar and South African rand). The increase in selling, general and administrative expenses was primarily due to higher compensation expenses due to the acquisition of North American distributors. Acquisitions resulted in lower amortization of intangible assets of $6 million for the three months ended April 3, 2016, versus the comparable period in 2015, driving the favorable change in other income, net.
Components Segment Results
Financial data for the Components segment was as follows:

	Three months ended		Favorable/
	April 3,	March 29,	(Unfavorable)
In millions	2016	2015	Amount	Percent
External sales (1)	$897	$931	$(34)	(4)%
Intersegment sales (1)	340	368	(28)	(8)%
Total sales	1,237	1,299	(62)	(5)%
Depreciation and amortization	27	26	(1)	(4)%
Research, development and engineering expenses	54	61	7	11%
Equity, royalty and interest income from investees	8	9	(1)	(11)%
Interest income	1	1	—	—%
Segment EBIT	173	195	(22)	(11)%

			Percentage Points
Segment EBIT as a percentage of total sales	14.0%	15.0%		(1.0)
____________________________________
(1) Due to the acquisitions of North American distributors, sales previously recognized as external sales are now included in intersegment sales.
Sales for our Components segment by business were as follows:

	Three months ended		Favorable/
	April 3,	March 29,	(Unfavorable)
In millions	2016	2015	Amount	Percent
Emission solutions	$607	$613	$(6)	(1)%
Turbo technologies	265	301	(36)	(12)%
Filtration	252	255	(3)	(1)%
Fuel systems	113	130	(17)	(13)%
Total sales	$1,237	$1,299	$(62)	(5)%

Sales
Components segment sales for the three months ended April 3, 2016, decreased $62 million across all lines of business versus the comparable period in 2015. The following were the primary drivers by business:

•
Turbo technologies sales decreased $36 million primarily due to lower demand in North American on-highway markets and unfavorable foreign currency fluctuations (primarily in the British pound, Brazilian real and Chinese renminbi).

•	Fuel systems sales decreased $17 million primarily due to lower demand in the North American on-highway markets, partially offset by higher demand in China.
Segment EBIT
Components segment EBIT for the three months ended April 3, 2016, decreased $22 million versus the comparable period in 2015, primarily due to lower gross margin and unfavorable foreign currency fluctuations (primarily in the Brazilian real), partially offset by lower research, development and engineering expenses. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended
	April 3, 2016 vs. March 29, 2015
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of total sales
Gross margin	$(28)	(9)%	(1.1)
Selling, general and administrative expenses	3	4%	(0.1)
Research, development and engineering expenses	7	11%	0.3
Equity, royalty and interest income from investees	(1)	(11)%	(0.1)
The decrease in gross margin for the three months ended April 3, 2016, versus the comparable period in 2015, was primarily due to unfavorable mix, unfavorable pricing and unfavorable foreign currency fluctuations (primarily in the Brazilian real), partially offset by lower material costs. The decrease in selling, general and administrative expenses was primarily due to lower consulting expenses and lower compensation expenses as the result of restructuring actions taken in December 2015. The decrease in research, development and engineering expenses was primarily due to higher expense recovery, lower consulting expenses and lower compensation expenses as the result of restructuring actions taken in December 2015.
Power Generation Segment Results
Financial data for the Power Generation segment was as follows:

	Three months ended		Favorable/
	April 3,	March 29,	(Unfavorable)
In millions	2016	2015	Amount	Percent
External sales (1)	$312	$420	$(108)	(26)%
Intersegment sales (1)	238	260	(22)	(8)%
Total sales	550	680	(130)	(19)%
Depreciation and amortization	16	16	—	—%
Research, development and engineering expenses	13	17	4	24%
Equity, royalty and interest income from investees	5	9	(4)	(44)%
Interest income	1	1	—	—%
Segment EBIT	31	49	(18)	(37)%

			Percentage Points
Segment EBIT as a percentage of total sales	5.6%	7.2%		(1.6)
____________________________________
(1) Due to the acquisitions of North American distributors, sales previously recognized as external sales are now included in intersegment sales.

In the first quarter of 2016, our Power Generation segment reorganized its reporting structure to include the following product lines:

•
Power generation - We manufacture generators for commercial and consumer applications ranging from 2 kilowatts to 3.5 megawatts, as well as paralleling systems and transfer switches for applications such as data centers, health care facilities and waste water treatment plants. We also provide turnkey solutions for distributed generation and energy management applications using natural gas or biogas as a fuel. The business also serves global rental accounts for diesel and gas generator sets.

•
Generator technologies - We design, manufacture, sell and service A/C generator/alternator products internally as well as to other generator set assemblers. Our products are sold under the Stamford, AVK and Markon brands and range in output from 3 kilovolt-amperes (kVA) to 12,000 kVA.

Sales for our Power Generation segment by business (including 2015 reorganized balances) were as follows:

	Three months ended		Favorable/
	April 3,	March 29,	(Unfavorable)
In millions	2016	2015	Amount	Percent
Power generation	$477	$582	$(105)	(18)%
Generator technologies	73	98	(25)	(26)%
Total sales	$550	$680	$(130)	(19)%
Sales
Power Generation segment sales for the three months ended April 3, 2016, decreased $130 million versus the comparable period in 2015. The following were the primary drivers by business:

•	Power generation sales decreased in most regions with the largest declines in demand primarily in China, Other Asia, Latin America, Mexico and Western Europe.

•	Generator technologies sales decreased in most regions with the highest declines in demand primarily in China and Western Europe.

•	Foreign currency fluctuations unfavorably impacted sales results (primarily in the Brazilian real, Indian rupee and European euro).
Segment EBIT
Power Generation segment EBIT for the three months ended April 3, 2016, decreased $18 million versus the comparable period in 2015, primarily due to lower gross margin, partially offset by lower selling, general and administrative expenses. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended
	April 3, 2016 vs. March 29, 2015
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of total sales
Gross margin	$(29)	(23)%	(0.8)
Selling, general and administrative expenses	11	15%	(0.6)
Research, development and engineering expenses	4	24%	0.1
Equity, royalty and interest income from investees	(4)	(44)%	(0.4)
The decrease in gross margin for the three months ended April 3, 2016, versus the comparable period in 2015, was primarily due to lower volumes, partially offset by savings from restructuring actions taken in December 2015 and lower material and commodity costs. The decrease in selling, general and administrative expenses was primarily due to lower compensation expenses as the result of restructuring actions taken in December 2015 and lower consulting expenses. The decrease in research, development and engineering expenses was primarily due to lower compensation expenses as the result of restructuring actions taken in December 2015.

Reconciliation of Segment EBIT to Income Before Income Taxes
The table below reconciles the segment information to the corresponding amounts in the Condensed Consolidated Statements of Income:

	Three months ended
In millions	April 3, 2016	March 29, 2015
Total EBIT	$499	$585
Non-segment EBIT (1)	(15)	(23)
Total segment EBIT	484	562
Less: Interest expense	19	14
Income before income taxes	$465	$548
____________________________________
(1) Includes intersegment sales, intersegment profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses for the three months ended April 3, 2016 and March 29, 2015.

LIQUIDITY AND CAPITAL RESOURCES
Key Working Capital and Balance Sheet Data
We fund our working capital with cash from operations and short-term borrowings when necessary. Various assets and liabilities, including short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. As a result, working capital is a prime focus of management attention. Working capital and balance sheet measures are provided in the following table:

Dollars in millions	April 3, 2016	December 31, 2015
Working capital (1)	$3,551	$4,144
Current ratio	1.91	2.09
Accounts and notes receivable, net	$2,921	$2,820
Days’ sales in receivables	61	55
Inventories	$2,759	$2,707
Inventory turnover	4.6	4.9
Accounts payable (principally trade)	$1,809	$1,706
Days' payable outstanding	50	48
Total debt	$1,830	$1,639
Total debt as a percent of total capital (2)	20.1%	17.5%
____________________________________
(1) Working capital includes cash and cash equivalents.
(2) Total capital is defined as total debt plus equity.
Cash Flows
Cash and cash equivalents were impacted as follows:

	Three months ended
In millions	April 3, 2016	March 29, 2015	Change
Net cash provided by operating activities	$263	$173	$90
Net cash used in investing activities	(388)	(125)	(263)
Net cash used in financing activities	(632)	(296)	(336)
Effect of exchange rate changes on cash and cash equivalents	(39)	(56)	17
Net decrease in cash and cash equivalents	$(796)	$(304)	$(492)

Net cash provided by operating activities increased $90 million for the three months ended April 3, 2016, versus the comparable period in 2015, primarily due to favorable working capital fluctuations and lower pension contributions in excess of expense, partially offset by lower consolidated net income. During the first three months of 2016, the lower working capital requirements resulted in a cash outflow of $144 million compared to a cash outflow of $242 million in the comparable period in 2015.
Net cash used in investing activities increased $263 million for the three months ended April 3, 2016, versus the comparable period in 2015, primarily due to higher net investments in marketable securities of $232 million.
Net cash used in financing activities increased $336 million for the three months ended April 3, 2016, versus the comparable period in 2015, primarily due to higher common stock repurchases of $438 million, partially offset by increased proceeds from borrowings of $103 million and new net borrowings of commercial paper of $50 million.
Sources of Liquidity
We generate significant ongoing cash flow, which has been used, in part, to fund working capital, common stock repurchases, capital expenditures, dividends on our common stock, acquisitions, projected pension obligations, debt service and restructuring actions and other charges. Cash provided by operations is our principal source of liquidity with $263 million provided in the three months ended April 3, 2016.

At April 3, 2016, our other sources of liquidity included:

	April 3, 2016
In millions	Total Combined	U.S	International	Primary location of international balances
Cash and cash equivalents	$915	$242	$673	U.K., China, Singapore
Marketable securities (1)	359	33	326	China, India
Total	$1,274	$275	$999
Available credit capacity
Revolving credit facility (2)	$1,750
International and other uncommitted domestic credit facilities (3)	151
____________________________________
(1) The majority of marketable securities could be liquidated into cash within a few days.
(2) The revolving credit facility is maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. At April 3, 2016, we had $50 million of commercial paper outstanding, which effectively reduced the available capacity under our revolving credit facility to $1.70 billion.
(3) The available capacity is net of letters of credit.
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
Debt Facilities and Other Sources of Liquidity
In February 2016, the Board of Directors authorized us to issue up to $1.75 billion of unsecured short-term promissory notes ("commercial paper") pursuant to a commercial paper program. The program will facilitate the private placement of unsecured short-term debt through third party brokers. We intend to use the net proceeds from the commercial paper program for general corporate purposes.
We have a $1.75 billion revolving credit facility, the proceeds of which can be used for general corporate purposes. This facility expires on November 13, 2020. The revolving credit facility is maintained primarily to provide backup liquidity for our commercial paper borrowings, letters of credit and general corporate purposes. The total combined borrowing capacity under the revolving credit facility and commercial paper program should not exceed $1.75 billion.
As a well-known seasoned issuer, we filed an automatic shelf registration for an undetermined amount of debt and equity securities with the Securities and Exchange Commission on February 16, 2016. Under this shelf registration we may offer, from time to time, debt securities, common stock, preferred and preference stock, depositary shares, warrants, stock purchase contracts and stock purchase units.

Uses of Cash
Share Repurchases
In November 2015, our Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon the completion of the 2014 repurchase plan. In the first three months of 2016, we made the following purchases under the respective stock repurchase programs:

In millions (except per share amounts) For each quarter ended	Shares Purchased	Average Cost Per Share	Total Cost of Repurchases	Cash Paid for Shares Not Received	Remaining Authorized Capacity (1)
July 2014, $1 billion repurchase program
April 3	2.9	$95.40	$274		$—

November 2015, $1 billion repurchase program
April 3	2.0	$98.43	$201	$100	$699

Total	4.9	$96.66	$475	$100
____________________________________
(1) The remaining authorized capacities under the 2014 and 2015 Plans were calculated based on the cost to purchase the shares but exclude commission expenses in accordance with the authorized Plans.
On February 9, 2016, we entered into an accelerated share repurchase (ASR) agreement with a third party financial institution to repurchase $500 million of our common stock under our previously announced share repurchase plans. Pursuant to the terms of the agreement, we paid the full $500 million purchase price and received approximately 4.1 million shares at a price of $98.43 per share, representing approximately 80 percent of the shares expected to be repurchased. The unsettled portion of the ASR meets the criteria to be accounted for as a forward contract indexed to our stock and qualifies as an equity transaction. This resulted in a $100 million reduction to additional paid-in capital during the quarter. The final number of shares to be repurchased will be based on our volume-weighted average stock price during the term of the transaction, less a discount. The ASR is expected to be completed by the end of the second quarter of 2016.
We may continue to repurchase outstanding shares from time to time during 2016 to offset the dilutive impact of employee stock based compensation plans and to enhance shareholder value.
Dividends
In July 2015, our Board of Directors authorized an increase to our quarterly dividend of 25 percent from $0.78 per share to $0.975 per share. We paid dividends of $170 million during the three months ended April 3, 2016.
Capital Expenditures
Capital expenditures and spending on internal use software for the three months ended April 3, 2016, were $84 million compared to $108 million in the comparable period in 2015. Despite the challenging international economies, we continue to invest in new product lines and targeted capacity expansions. We plan to spend between $600 million and $650 million in 2016 as we continue with product launches and facility improvements. Approximately 50 percent of our capital expenditures are expected to be invested outside of the U.S. in 2016.
Pensions
The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans. In the first three months of 2016, the investment return on our U.S. pension trust was 4.7 percent while our U.K. pension trust return was 4.0 percent. Approximately 78 percent of our pension plan assets are held in highly liquid investments such as fixed income and equity securities. The remaining 22 percent of our plan assets are held in less liquid, but market valued investments, including real estate, private equity and insurance contracts.

We sponsor funded and unfunded domestic and foreign defined benefit pension plans. Contributions to these plans were as follows:

	Three months ended
In millions	April 3, 2016	March 29, 2015
Defined benefit pension plans
Voluntary contribution	$48	$36
Mandatory contribution	12	76
Defined benefit pension contributions	$60	$112

Defined contribution pension plans	$21	$25
We anticipate making additional defined benefit pension contributions during the remainder of 2016 of $86 million. The estimated $146 million of pension contributions for the full year include voluntary contributions of approximately $102 million. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2016 net periodic pension cost to approximate $42 million.
Current Maturities of Short and Long-Term Debt
We had $50 million of commercial paper outstanding at April 3, 2016, that matures in less than one year. The maturity schedule of our existing long-term debt does not require significant cash outflows in the intermediate term. Required annual principal payments range from $7 million to $39 million over the next five years (including the remainder of 2016).
Restructuring Actions
We executed restructuring actions primarily in the form of professional voluntary and involuntary employee separation programs in the fourth quarter of 2015. We reduced our worldwide workforce by approximately 1,900 employees. We incurred a fourth quarter charge of $90 million ($61 million after tax) for these headcount reductions, of which $86 million was expected to be settled in cash. As a result of changes in estimates, we now expect the amount to be $88 million. The majority of these payments will be made by the end of September 2016. At April 3, 2016, substantially all terminations have been completed.
Credit Ratings
Our ratings and outlook from each of the credit rating agencies as of the date of filing are shown in the table below.

	Long-Term	Short-Term
Credit Rating Agency (1)	Senior Debt Rating	Debt Rating	Outlook
Standard & Poor’s Rating Services	A+	A1	Stable
Fitch Ratings	A	F1	Stable
Moody’s Investors Service, Inc.	A2	P1	Stable
____________________________________
(1) Credit ratings are not recommendations to buy, are subject to change and each rating should be evaluated independently of any other rating. In addition, we undertake no obligation to update disclosures concerning our credit ratings, whether as a result of new information, future events or otherwise.
Management's Assessment of Liquidity
Our financial condition and liquidity remain strong. Our solid balance sheet and credit ratings enable ready access to credit and the capital markets. We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities. We believe our liquidity provides us with the financial flexibility needed to fund working capital, common stock repurchases, capital expenditures, dividend payments, acquisition of the remaining North American distributor, projected pension obligations, debt service obligations and severance payments. We continue to generate cash from operations in the U.S. and maintain access to our revolving credit facility.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
A summary of our significant accounting policies is included in Note 1, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” of the Notes to the Consolidated Financial Statements of our 2015 Form 10-K which discusses accounting policies that we have selected from acceptable alternatives.
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
Critical accounting estimates are defined as follows: the estimate requires management to make assumptions about matters that were highly uncertain at the time the estimate was made; different estimates reasonably could have been used; or if changes in the estimate are reasonably likely to occur from period to period and the change would have a material impact on our financial condition or results of operations. Our senior management has discussed the development and selection of our accounting policies, related accounting estimates and the disclosures set forth below with the Audit Committee of our Board of Directors. Our critical accounting estimates disclosed in the Form 10-K address the estimation of liabilities for warranty programs, accounting for income taxes and pension benefits.
A discussion of our critical accounting estimates may be found in the “Management’s Discussion and Analysis” section of our 2015 Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.” Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first three months of 2016.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note 14, "RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS," in the Notes to Condensed Consolidated Financial Statements for additional information.
ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
A discussion of quantitative and qualitative disclosures about market risk may be found in Item 7A of our 2015 Form 10-K. There have been no material changes in this information since the filing of our 2015 Form 10-K.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended April 3, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.  Risk Factors
In addition to other information set forth in this report, you should consider other risk factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K or the "CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION" in this Quarterly report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently judge to be immaterial also may materially adversely affect our business, financial condition or operating results.
ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following information is provided pursuant to Item 703 of Regulation S-K:

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1 - February 7	850,978	$88.20	850,378	120,020
February 8 - March 6	4,065,102	98.43	4,063,802	124,204
March 7 - April 3	1,075	109.96	—	124,113
Total	4,917,155	96.66	4,914,180
____________________________________
(1)  Shares purchased represent shares under our Key Employee Stock Investment Plan established in 1969 (there is no maximum repurchase limitation in this plan) and our Board of Directors authorized share repurchase programs.
(2)  These values reflect the sum of shares held in loan status under our Key Employee Stock Investment Plan. The repurchase programs authorized by the Board of Directors do not limit the number of shares that may be purchased and were excluded from this column. The dollar value remaining available for future purchases under such programs as of April 3, 2016, was $699 million.
In November 2015, our Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon the completion of the 2014 repurchase plan. On February 9, 2016, we entered into an accelerated share repurchase (ASR) agreement with a third party financial institution to repurchase $500 million of our common stock under our previously announced share repurchase plans. Pursuant to the terms of the agreement, we paid the full $500 million purchase price and received approximately 4.1 million shares at a price of $98.43 per share, representing approximately 80 percent of the shares expected to be repurchased. The unsettled portion of the ASR meets the criteria to be accounted for as a forward contract indexed to our stock and qualifies as an equity transaction. This resulted in a $100 million reduction to additional paid-in capital during the quarter. The final number of shares to be repurchased will be based on our volume-weighted average stock price during the term of the transaction, less a discount. The ASR is expected to be completed by the end of the second quarter of 2016. The initial 4.1 million shares delivered from the ASR are included in purchases in the table above. We repurchased a total of $274 million and $201 million of stock under the 2014 and 2015 authorized stock repurchase plans, respectively, during the three months ended April 3, 2016, including the ASR shares discussed above.
During the three months ended April 3, 2016, we repurchased 2,975 shares from employees in connection with the Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock on an installment basis up to an established credit limit. Loans are issued for five-year terms at a fixed interest rate established at the date of purchase and may be refinanced after its initial five-year period for an additional five-year period. Participants must hold shares for a minimum of six months from date of purchase. If the shares are sold before the loan is paid off, the employee must wait six months before another share purchase may be made. We hold participants’ shares as security for the loans and would, in effect repurchase shares if the participant defaulted in repayment of the loan. There is no maximum amount of shares that we may purchase under this plan.
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

Cummins Inc.
Date:	May 3, 2016

	By:	/s/ PATRICK J. WARD	By:	/s/ MARSHA L. HUNT
		Patrick J. Ward		Marsha L. Hunt
		Vice President and Chief Financial Officer		Vice President-Corporate Controller
		(Principal Financial Officer)		(Principal Accounting Officer)

CUMMINS INC.
EXHIBIT INDEX

Exhibit No.	Description of Exhibit
12	Calculation of Ratio of Earnings to Fixed Charges.
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.