Form 10-Q
period 2016-07-03
CUMMINS INC
filed 2016-08-02
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 3, 2016

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

As of July 3, 2016, there were 168,641,183 shares of common stock outstanding with a par value of $2.50 per share.

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

CUMMINS INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION
ITEM 1.  Condensed Consolidated Financial Statements
CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Six months ended
In millions, except per share amounts	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
NET SALES (a)	$4,528	$5,015	$8,819	$9,724
Cost of sales	3,331	3,683	6,566	7,197
GROSS MARGIN	1,197	1,332	2,253	2,527
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	524	537	1,014	1,054
Research, development and engineering expenses	155	166	321	361
Equity, royalty and interest income from investees (Note 4)	88	94	160	162
Other operating expense, net	(39)	—	(41)	(3)
OPERATING INCOME	567	723	1,037	1,271
Interest income	6	6	12	11
Interest expense (Note 8)	16	17	35	31
Other income (expense), net	18	(8)	26	1
INCOME BEFORE INCOME TAXES	575	704	1,040	1,252
Income tax expense (Note 5)	148	208	280	352
CONSOLIDATED NET INCOME	427	496	760	900
Less: Net income attributable to noncontrolling interests	21	25	33	42
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$406	$471	$727	$858

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
Basic	$2.41	$2.63	$4.27	$4.77
Diluted	$2.40	$2.62	$4.26	$4.76

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	168.8	179.2	170.3	179.9
Dilutive effect of stock compensation awards	0.2	0.4	0.2	0.4
Diluted	169.0	179.6	170.5	180.3

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.975	$0.78	$1.95	$1.56
____________________________________
(a) Includes sales to nonconsolidated equity investees of $276 million and $518 million and $357 million and $682 million for the three and six months ended July 3, 2016 and June 28, 2015, respectively.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Six months ended
In millions	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
CONSOLIDATED NET INCOME	$427	$496	$760	$900
Other comprehensive (loss) income, net of tax (Note 11)
Foreign currency translation adjustments	(213)	145	(270)	(31)
Unrealized (loss) gain on derivatives	(6)	8	(27)	8
Change in pension and other postretirement defined benefit plans	9	15	18	28
Unrealized gain on marketable securities	1	1	1	—
Total other comprehensive (loss) income, net of tax	(209)	169	(278)	5
COMPREHENSIVE INCOME	218	665	482	905
Less: Comprehensive income attributable to noncontrolling interests	15	20	27	40
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUMMINS INC.	$203	$645	$455	$865

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

In millions, except par value	July 3, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$1,045	$1,711
Marketable securities (Note 6)	235	100
Total cash, cash equivalents and marketable securities	1,280	1,811
Accounts and notes receivable, net
Trade and other	2,811	2,640
Nonconsolidated equity investees	212	180
Inventories (Note 7)	2,778	2,707
Prepaid expenses and other current assets	549	609
Total current assets	7,630	7,947
Long-term assets
Property, plant and equipment	7,432	7,322
Accumulated depreciation	(3,729)	(3,577)
Property, plant and equipment, net	3,703	3,745
Investments and advances related to equity method investees	1,073	975
Goodwill	481	482
Other intangible assets, net	328	328
Pension assets	764	735
Other assets	1,041	922
Total assets	$15,020	$15,134

LIABILITIES
Current liabilities
Accounts payable (principally trade)	$1,825	$1,706
Loans payable (Note 8)	19	24
Commercial paper (Note 8)	200	—
Accrued compensation, benefits and retirement costs	353	409
Current portion of accrued product warranty (Note 9)	335	359
Current portion of deferred revenue	433	403
Other accrued expenses	947	863
Current maturities of long-term debt (Note 8)	38	39
Total current liabilities	4,150	3,803
Long-term liabilities
Long-term debt (Note 8)	1,614	1,576
Postretirement benefits other than pensions	328	349
Pensions	299	298
Other liabilities and deferred revenue	1,434	1,358
Total liabilities	$7,825	$7,384

Commitments and contingencies (Note 10)

EQUITY
Cummins Inc. shareholders’ equity
Common stock, $2.50 par value, 500 shares authorized, 222.4 and 222.4 shares issued	$2,196	$2,178
Retained earnings	10,716	10,322
Treasury stock, at cost, 53.7 and 47.2 shares	(4,422)	(3,735)
Common stock held by employee benefits trust, at cost, 0.7 and 0.9 shares	(9)	(11)
Accumulated other comprehensive loss (Note 11)	(1,620)	(1,348)
Total Cummins Inc. shareholders’ equity	6,861	7,406
Noncontrolling interests	334	344
Total equity	$7,195	$7,750
Total liabilities and equity	$15,020	$15,134

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended
In millions	July 3, 2016	June 28, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$760	$900
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Restructuring payments (Note 12)	(42)	—
Loss contingency (Note 10)	39	—
Depreciation and amortization	259	254
Deferred income taxes	2	(63)
Equity in income of investees, net of dividends	(87)	(68)
Pension contributions in excess of expense (Note 3)	(82)	(122)
Other post-retirement benefits payments in excess of expense (Note 3)	(17)	(15)
Stock-based compensation expense	20	17
Translation and hedging activities	(45)	27
Changes in current assets and liabilities, net of acquisitions
Accounts and notes receivable	(252)	(426)
Inventories	(101)	(127)
Other current assets	189	18
Accounts payable	139	97
Accrued expenses	(209)	(21)
Changes in other liabilities and deferred revenue	129	133
Other, net	32	(35)
Net cash provided by operating activities	734	569

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(189)	(247)
Investments in internal use software	(27)	(22)
Investments in and advances to equity investees	(17)	(17)
Acquisitions of businesses, net of cash acquired	(1)	(15)
Investments in marketable securities—acquisitions (Note 6)	(379)	(173)
Investments in marketable securities—liquidations (Note 6)	237	155
Cash flows from derivatives not designated as hedges	(21)	5
Other, net	6	14
Net cash used in investing activities	(391)	(300)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	109	12
Net borrowings of commercial paper (Note 8)	200	—
Payments on borrowings and capital lease obligations	(133)	(31)
Distributions to noncontrolling interests	(24)	(14)
Dividend payments on common stock	(333)	(280)
Repurchases of common stock	(695)	(514)
Other, net	(16)	(2)
Net cash used in financing activities	(892)	(829)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(117)	19
Net decrease in cash and cash equivalents	(666)	(541)
Cash and cash equivalents at beginning of year	1,711	2,301
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,045	$1,760

 The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

In millions	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Common Stock Held in Trust	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2014	$556	$1,583	$9,545	$(2,844)	$(13)	$(1,078)	$7,749	$344	$8,093
Net income			858				858	42	900
Other comprehensive (loss) income, net of tax (Note 11)						7	7	(2)	5
Issuance of shares		3					3	—	3
Employee benefits trust activity		16			1		17	—	17
Acquisition of shares				(514)			(514)	—	(514)
Cash dividends on common stock			(280)				(280)	—	(280)
Distributions to noncontrolling interests							—	(25)	(25)
Stock based awards		(4)		8			4	—	4
Other shareholder transactions		10					10	1	11
BALANCE AT JUNE 28, 2015	$556	$1,608	$10,123	$(3,350)	$(12)	$(1,071)	$7,854	$360	$8,214

BALANCE AT DECEMBER 31, 2015	$556	$1,622	$10,322	$(3,735)	$(11)	$(1,348)	$7,406	$344	$7,750
Net income			727				727	33	760
Other comprehensive (loss) income, net of tax (Note 11)						(272)	(272)	(6)	(278)
Issuance of shares		4					4	—	4
Employee benefits trust activity		14			2		16	—	16
Acquisition of shares (Note 2)				(695)			(695)	—	(695)
Cash dividends on common stock			(333)				(333)	—	(333)
Distributions to noncontrolling interests							—	(31)	(31)
Stock based awards		(6)		8			2	—	2
Other shareholder transactions		6					6	(6)	—
BALANCE AT JULY 3, 2016	$556	$1,640	$10,716	$(4,422)	$(9)	$(1,620)	$6,861	$334	$7,195

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
Our reporting period usually ends on the Sunday closest to the last day of the quarterly calendar period. The second quarters of 2016 and 2015 ended on July 3 and June 28, respectively. Our fiscal year ends on December 31, regardless of the day of the week on which December 31 falls.
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
The weighted-average diluted common shares outstanding exclude the anti-dilutive effect of certain stock options since such options had an exercise price in excess of the monthly average market value of our common stock. The options excluded from diluted earnings per share for the three and six months ended July 3, 2016 and June 28, 2015, were as follows:

	Three months ended		Six months ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Options excluded	1,262,469	490,085	1,475,068	414,982
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
On February 9, 2016, we entered into an accelerated share repurchase (ASR) agreement with a third party financial institution to repurchase $500 million of our common stock under our previously announced share repurchase plans. Pursuant to the terms of the agreement, we paid the full $500 million purchase price and initially received approximately 4.1 million shares representing approximately 80 percent of the shares expected to be repurchased. The unsettled portion of the ASR met the criteria to be accounted for as a forward contract indexed to our stock and qualified as an equity transaction. This resulted in a $100 million reduction to additional paid-in capital during the first quarter of 2016. In the second quarter of 2016, the ASR was completed, and we received approximately 0.6 million additional shares, based on our volume-weighted average stock price during the term of the transaction, less a discount, for a total of 4.7 million shares purchased under the ASR at an average purchase price of $105.50 per share. The settlement resulted in the reclassification of the $100 million reduction of additional paid-in capital recognized in the first quarter of 2016 to treasury stock.
The delivery of shares resulted in a reduction to our common stock outstanding used to calculate earnings per share in the quarter the shares were received and subsequent quarters.
NOTE 3. PENSION AND OTHER POSTRETIREMENT BENEFITS
We sponsor funded and unfunded domestic and foreign defined benefit pension and other postretirement plans. Contributions to these plans were as follows:

	Three months ended		Six months ended
In millions	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Defined benefit pension plans
Voluntary contribution	$37	$36	$85	$72
Mandatory contribution	6	6	18	82
Defined benefit pension contributions	$43	$42	$103	$154

Other postretirement plans	$15	$12	$28	$25

Defined contribution pension plans	$14	$17	$35	$42
We anticipate making additional defined benefit pension contributions during the remainder of 2016 of $43 million. The estimated $146 million of pension contributions for the full year include voluntary contributions of approximately $102 million. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2016 net periodic pension cost to approximate $42 million.
The components of net periodic pension and other postretirement benefit costs under our plans were as follows:

	Pension
	U.S. Plans		U.K. Plans		Other Postretirement Benefits
	Three months ended
In millions	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Service cost	$23	$20	$6	$6	$—	$—
Interest cost	28	26	13	14	4	4
Expected return on plan assets	(51)	(48)	(19)	(22)	—	—
Recognized net actuarial loss	7	12	4	8	2	1
Net periodic benefit cost	$7	$10	$4	$6	$6	$5

	Pension
	U.S. Plans		U.K. Plans		Other Postretirement Benefits
	Six months ended
In millions	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Service cost	$46	$40	$11	$13	$—	$—
Interest cost	56	51	26	28	8	8
Expected return on plan assets	(102)	(95)	(38)	(45)	—	—
Recognized net actuarial loss	14	23	8	17	3	2
Net periodic benefit cost	$14	$19	$7	$13	$11	$10

NOTE 4. EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES
Equity, royalty and interest income from investees included in our Condensed Consolidated Statements of Income for the reporting periods was as follows:

	Three months ended		Six months ended
In millions	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Distribution Entities
Komatsu Cummins Chile, Ltda.	$8	$8	$18	$15
North American distributors	6	8	11	18
All other distributors	1	—	1	1
Manufacturing Entities
Beijing Foton Cummins Engine Co., Ltd.	22	22	40	29
Dongfeng Cummins Engine Company, Ltd.	15	15	22	29
Chongqing Cummins Engine Company, Ltd.	9	11	17	23
All other manufacturers	16	21	32	28
Cummins share of net income	77	85	141	143
Royalty and interest income	11	9	19	19
Equity, royalty and interest income from investees	$88	$94	$160	$162
NOTE 5. INCOME TAXES
Our effective tax rate for the year is expected to approximate 27.0 percent, excluding any one-time items that may arise. Our tax rate is generally less than the 35 percent U.S. statutory income tax rate primarily due to lower tax rates on foreign income and the research tax credit.
Our effective tax rate for the three and six months ended July 3, 2016, was 25.7 percent and 26.9 percent, respectively.
Our effective tax rate for the three and six months ended June 28, 2015, was 29.5 percent and 28.1 percent, respectively. The tax rate for the six months ended June 28, 2015, included an $18 million discrete tax benefit to reflect the release of reserves for uncertain tax positions related to a favorable federal audit settlement.
The decrease in the effective tax rate for the three and six months ended July 3, 2016, versus the comparable periods in 2015 was primarily due to favorable changes in the jurisdictional mix of pre-tax income.
It is reasonably possible that our existing liabilities for uncertain tax benefits may decrease in an amount ranging from $40 million to $90 million within the next 12 months for U.S. and non-U.S. audits that are in progress.
NOTE 6. MARKETABLE SECURITIES
A summary of marketable securities, all of which are classified as current, was as follows:

	July 3, 2016			December 31, 2015
In millions	Cost	Gross unrealized gains/(losses)	Estimated fair value	Cost	Gross unrealized gains/(losses)	Estimated fair value
Available-for-sale
Level 2(1)
Bank debentures	$116	$(7)	$109	$—	$—	$—
Debt mutual funds	114	(1)	113	88	—	88
Equity mutual funds	11	—	11	11	(1)	10
Government debt securities	2	—	2	2	—	2
Total marketable securities	$243	$(8)	$235	$101	$(1)	$100
____________________________________
(1) The fair value of Level 2 securities is estimated using actively quoted prices for similar instruments from brokers and observable inputs where available, including market transactions and third-party pricing services, or net asset values provided to investors. We do not currently have any Level 3 securities and there were no transfers between Level 2 or 3 during the first half of 2016 or for the year ended December 31, 2015.

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

The proceeds from sales and maturities of marketable securities and gross realized gains and losses from the sale of available-for-sale securities were as follows:

	Three months ended		Six months ended
In millions	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Proceeds from sales and maturities of marketable securities	$202	$84	$237	$155
Gross realized gains from the sale of marketable securities(1)	—	—	—	1
____________________________________
(1) Gross realized losses from the sale of available-for-sale securities were immaterial.
At July 3, 2016, the fair value of available-for-sale investments in debt securities that utilize a Level 2 fair value measure is shown by contractual maturity below:

Contractual Maturity	(in millions)
1 year or less	$223
1 - 5 years	—
5 - 10 years	1
Total	$224
NOTE 7. INVENTORIES
Inventories are stated at the lower of cost or market. Inventories included the following:

In millions	July 3, 2016	December 31, 2015
Finished products	$1,776	$1,796
Work-in-process and raw materials	1,106	1,022
Inventories at FIFO cost	2,882	2,818
Excess of FIFO over LIFO	(104)	(111)
Total inventories	$2,778	$2,707

NOTE 8. DEBT
Loans Payable and Commercial Paper
Loans payable, commercial paper and the related weighted-average interest rates were as follows:

	July 3, 2016			December 31, 2015
Dollars in millions	Amount	Weighted Average Interest Rate		Amount	Weighted Average Interest Rate
Loans payable (1)	$19			$24
Commercial paper (2)	200	0.45%	(3)	—	—
Total loans payable and commercial paper	$219			$24
____________________________________
(1) Loans payable consist primarily of notes payable to various domestic and international financial institutions. It is not practical to aggregate these notes and calculate a quarterly weighted-average interest rate.
(2) In February 2016, the Board of Directors authorized the issuance of up to $1.75 billion of unsecured short-term promissory notes ("commercial paper") pursuant to a commercial paper program. The program will facilitate the private placement of unsecured short-term debt through third party brokers. We intend to use the net proceeds from the commercial paper program for general corporate purposes.
(3) The weighted average interest rate is inclusive of all brokerage fees.
Long-term Debt
A summary of long-term debt was as follows:

In millions	July 3, 2016	December 31, 2015
Long-term debt
Senior notes, 3.65%, due 2023	$500	$500
Debentures, 6.75%, due 2027	58	58
Debentures, 7.125%, due 2028	250	250
Senior notes, 4.875%, due 2043	500	500
Debentures, 5.65%, due 2098 (effective interest rate 7.48%)	165	165
Other debt	64	55
Unamortized discount	(57)	(57)
Fair value adjustments due to hedge on indebtedness	86	63
Capital leases	86	81
Total long-term debt	1,652	1,615
Less: Current maturities of long-term debt	38	39
Long-term debt	$1,614	$1,576
Principal payments required on long-term debt during the next five years are as follows:

	Required Principal Payments
In millions	2016	2017	2018	2019	2020
Principal payments	$18	$27	$38	$24	$7
Fair Value of Debt
Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair value and carrying value of total debt, including current maturities, was as follows:

In millions	July 3, 2016	December 31, 2015
Fair value of total debt(1)	$2,202	$1,821
Carrying value of total debt	1,871	1,639
_________________________________________________
(1) The fair value of debt is derived from Level 2 inputs.

NOTE 9. PRODUCT WARRANTY LIABILITY
A tabular reconciliation of the product warranty liability, including the deferred revenue related to our extended warranty coverage and accrued recall programs was as follows:

In millions	July 3, 2016	June 28, 2015
Balance, beginning of year	$1,404	$1,283
Provision for warranties issued	181	233
Deferred revenue on extended warranty contracts sold	116	131
Payments	(199)	(191)
Amortization of deferred revenue on extended warranty contracts	(98)	(88)
Changes in estimates for pre-existing warranties	12	19
Foreign currency translation	(5)	(3)
Balance, end of period	$1,411	$1,384
Warranty related deferred revenue and the long-term portion of the warranty liability on our July 3, 2016, balance sheet were as follows:

In millions	July 3, 2016	Balance Sheet Location
Deferred revenue related to extended coverage programs
Current portion	$203	Current portion of deferred revenue
Long-term portion	532	Other liabilities and deferred revenue
Total	$735

Long-term portion of warranty liability	$341	Other liabilities and deferred revenue
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
Loss Contingency
Engine systems sold in the U.S. must be certified to comply with the Environmental Protection Agency (EPA) and California Air Resources Board (CARB) emission standards. EPA and CARB regulations require that in-use testing be performed on vehicles by the emission certificate holder and reported to the EPA and CARB in order to ensure ongoing compliance with these emission standards. We are the holder of this emission certificate for our engines, including engines installed in certain vehicles with one customer on which we did not also manufacture or sell the emission aftertreatment system. During 2015, a quality issue in certain of these third party aftertreatment systems caused some of our inter-related engines to fail in-use emission testing. In the fourth quarter of 2015, the vehicle manufacturer made a request that we assist in the design and bear the financial cost of a field campaign (Campaign) to address the technical issue purportedly causing some vehicles to fail the in-use testing.
While we are not responsible for the warranty issues related to a component that we did not manufacture or sell, as the emission compliance certificate holder, we are responsible for proposing a remedy to the EPA and CARB. As a result, we have proposed actions to the agencies that we believe will address the emission failures. As the certificate holder, we expect to participate in the cost of the proposed voluntary Campaign and recorded a charge for this Campaign in other operating expenses of $60 million in 2015. The campaign design was finalized with our OEM customer, reviewed with the EPA and submitted for final approval in the second quarter and we recorded an additional accrual of $39 million. We continue to work with the vehicle manufacturer on campaign execution plans and a cost sharing agreement. The Campaign is not expected to be completed for some time and our final cost could differ from what we have recorded.
We do not currently expect any fines or penalties from the EPA or CARB related to this matter.
Guarantees and Commitments
From time to time we enter into guarantee arrangements, including guarantees of non-U.S. distributor financings, residual value guarantees on equipment under operating leases and other miscellaneous guarantees of joint ventures or third-party obligations. At July 3, 2016, the maximum potential loss related to these guarantees was $40 million, of which $15 million was recorded as a liability on the balance sheet.
We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. At July 3, 2016, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $124 million, of which $61 million relates to a contract with a components supplier that extends to 2018. Most of these arrangements enable us to secure critical components. We do not currently anticipate paying any penalties under these contracts.
We enter into physical forward contracts with suppliers of platinum, palladium and copper to purchase minimum volumes of the commodities at contractually stated prices for various periods, not to exceed two years. At July 3, 2016, the total commitments under these contracts were $40 million. These arrangements enable us to fix the prices of these commodities, which otherwise are subject to market volatility.
We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance. These performance bonds and other performance-related guarantees were $78 million at July 3, 2016.
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

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE LOSS
Following are the changes in accumulated other comprehensive (loss) income by component for the three and six months ended:

	Three months ended
In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on marketable securities	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total other comprehensive income (loss)
Balance at March 29, 2015	$(656)	$(587)	$(1)	$(1)	$(1,245)
Other comprehensive income before reclassifications
Before tax amount	—	153	—	9	162	$(6)	$156
Tax expense	—	(1)	—	(2)	(3)	—	(3)
After tax amount	—	152	—	7	159	(6)	153
Amounts reclassified from accumulated other comprehensive income(1)(2)	15	—	—	—	15	1	16
Net current period other comprehensive (loss) income	15	152	—	7	174	$(5)	$169
Balance at June 28, 2015	$(641)	$(435)	$(1)	$6	$(1,071)

Balance at April 3, 2016	$(645)	$(753)	$(2)	$(17)	$(1,417)
Other comprehensive income before reclassifications
Before tax amount	—	(207)	1	(10)	(216)	$(6)	$(222)
Tax benefit	—	—	—	2	2	—	2
After tax amount	—	(207)	1	(8)	(214)	(6)	(220)
Amounts reclassified from accumulated other comprehensive income(1)(2)	9	—	—	2	11	—	11
Net current period other comprehensive (loss) income	9	(207)	1	(6)	(203)	$(6)	$(209)
Balance at July 3, 2016	$(636)	$(960)	$(1)	$(23)	$(1,620)
____________________________________
(1) Amounts are net of tax.
(2) See reclassifications out of accumulated other comprehensive (loss) income disclosure below for further details.

	Six months ended
In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on marketable securities	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total other comprehensive income (loss)
Balance at December 31, 2014	$(669)	$(406)	$(1)	$(2)	$(1,078)
Other comprehensive income before reclassifications
Before tax amount	(3)	(51)	1	10	(43)	$(2)	$(45)
Tax benefit (expense)	1	22	—	(2)	21	—	21
After tax amount	(2)	(29)	1	8	(22)	(2)	(24)
Amounts reclassified from accumulated other comprehensive income(1)(2)	30	—	(1)	—	29	—	29
Net current period other comprehensive income (loss)	28	(29)	—	8	7	$(2)	$5
Balance at June 28, 2015	$(641)	$(435)	$(1)	$6	$(1,071)

Balance at December 31, 2015	$(654)	$(696)	$(2)	$4	$(1,348)
Other comprehensive income before reclassifications
Before tax amount	—	(265)	1	(36)	(300)	$(6)	$(306)
Tax benefit	—	1	—	6	7	—	7
After tax amount	—	(264)	1	(30)	(293)	(6)	(299)
Amounts reclassified from accumulated other comprehensive income(1)(2)	18	—	—	3	21	—	21
Net current period other comprehensive income (loss)	18	(264)	1	(27)	(272)	$(6)	$(278)
Balance at July 3, 2016	$(636)	$(960)	$(1)	$(23)	$(1,620)
____________________________________
(1) Amounts are net of tax.
(2) See reclassifications out of accumulated other comprehensive (loss) income disclosure below for further details.

Following are the items reclassified out of accumulated other comprehensive (loss) income and the related tax effects:

In millions	Three months ended		Six months ended
(Gain)/Loss Components	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015	Statement of Income Location

Change in pension and other postretirement defined benefit plans
Recognized actuarial loss	$13	$21	$26	$43	(1)
Tax effect	(4)	(6)	(8)	(13)	Income tax expense
Net change in pensions and other postretirement defined benefit plans	9	15	18	30

Realized (gain) on marketable securities	—	—	—	(1)	Other income (expense), net
Tax effect	—	1	—	—	Income tax expense
Net realized loss (gain) on marketable securities	—	1	—	(1)

Realized (gain) loss on derivatives
Foreign currency forward contracts	4	—	5	—	Net sales
Tax effect	(2)	—	(2)	—	Income tax expense
Net realized loss on derivatives	2	—	3	—

Total reclassifications for the period	$11	$16	$21	$29
____________________________________
(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 3, ''PENSION AND OTHER POSTRETIREMENT BENEFITS'').
NOTE 12. RESTRUCTURING ACTIONS AND OTHER CHARGES
We executed restructuring actions primarily in the form of professional voluntary and involuntary employee separation programs in the fourth quarter of 2015. These actions were in response to the continued deterioration in our global markets in the second half of 2015, as well as expected reductions in orders in most U.S. and global markets in 2016. We reduced our worldwide workforce by approximately 1,900 employees, including approximately 370 employees accepting voluntary retirement packages with the remainder of the reductions being involuntary. We incurred a charge of $90 million in the fourth quarter of 2015, of which $86 million related to severance costs for both voluntary and involuntary terminations and $4 million was for asset impairments and other charges.
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
Restructuring actions and other charges were included in each segment in our operating results as follows:

In millions	Year ended December 31, 2015 (1)
Power Systems	26
Distribution	23
Engine	17
Components	13
Non-segment	11
Restructuring actions and other charges	$90
____________________________________________________
(1) Restructuring actions and other charges by segment were re-allocated in conjunction with our segment realignment. See Note 13, "OPERATING SEGMENTS," for additional information.

At July 3, 2016, substantially all terminations have been completed.
The table below summarizes the activity and balance of accrued workforce reductions, which is included in "Other accrued expenses" in our Condensed Consolidated Balance Sheets:

In millions
Balance at December 31, 2015	$60
Cash payments for 2015 actions	(42)
Balance at July 3, 2016	$18
NOTE 13. OPERATING SEGMENTS
Operating segments under GAAP are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (CODM), or decision-making group, in deciding how to allocate resources and in assessing performance. Our CODM is the Chief Operating Officer.
We use segment EBIT (defined as earnings before interest expense, income taxes and noncontrolling interests) as a primary basis for the CODM to evaluate the performance of each of our operating segments. Segment amounts exclude certain expenses not specifically identifiable to segments.
As previously announced, beginning with the second quarter of 2016, we realigned certain of our reportable segments to be consistent with changes to our organizational structure and how the CODM monitors the performance of our segments. We reorganized our business to combine our Power Generation segment and our high horsepower engine business to create the new Power Systems segment. Our reportable operating segments consist of: Engine, Distribution, Components and Power Systems. We began to report results for our new reporting structure in the second quarter of 2016 and also reflected this change for historical periods.
We allocate certain common costs and expenses, primarily corporate functions, among segments. These include certain costs and expenses of shared services, such as information technology, human resources, legal, finance and supply chain management. In addition to the reorganization noted above, we reevaluated the allocation of these costs, considering the new segment structure created in April 2016 and adjusted our allocation methodology accordingly. The revised methodology, which is based on a combination of relative segment sales and relative service usage levels, is effective for the periods beginning after January 1, 2016 and resulted in the revision of our segment operating results, including segment EBIT, for all four segments for the first quarter of 2016 with a greater share of costs allocated to the Distribution and Components segments than in previous years. Prior periods were not revised for the new allocation methodology. These changes had no impact on our consolidated results.
Our new reporting structure is organized according to the products and markets each segment serves. The Engine segment produces engines (15 liters and less in size) and associated parts for sale to customers in on-highway and various off-highway markets. Our engines are used in trucks of all sizes, buses and recreational vehicles, as well as in various industrial applications, including construction, agriculture, power generation systems and other off-highway applications. The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets and service parts, as well as performing service and repair activities on our products and maintaining relationships with various OEMs throughout the world. The Components segment sells filtration products, aftertreatment systems, turbochargers and fuel systems. The Power Systems segment is an integrated power provider, which designs, manufactures and sells engines (16 liters and larger) for industrial applications (including mining, oil and gas and marine), standby and prime power generator sets, alternators and other power components.
The accounting policies of our operating segments are the same as those applied in our Condensed Consolidated Financial Statements. We prepared the financial results of our operating segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. As noted above, we allocate certain common costs and expenses, primarily corporate functions, among segments. We do not allocate debt-related items, actuarial gains or losses, prior service costs or credits, changes in cash surrender value of corporate owned life insurance or income taxes to individual segments. Segment EBIT may not be consistent with measures used by other companies.

Summarized financial information regarding our reportable operating segments for the three and six month periods is shown in the table below:

In millions	Engine		Distribution	Components	Power Systems	Non-segment Items (1)	Total
Three months ended July 3, 2016
External sales	$1,504		$1,538	$933	$553	$—	$4,528
Intersegment sales	498		6	346	368	(1,218)	—
Total sales	2,002		1,544	1,279	921	(1,218)	4,528
Depreciation and amortization(2)	41		29	32	29	—	131
Research, development and engineering expenses	53		3	51	48	—	155
Equity, royalty and interest income from investees	46		19	12	11	—	88
Interest income	3		1	1	1	—	6
Segment EBIT	206	(3)	87	190	90	18	591

Three months ended June 28, 2015
External sales	$1,834		$1,487	$1,017	$677	$—	$5,015
Intersegment sales	491		8	380	420	(1,299)	—
Total sales	2,325		1,495	1,397	1,097	(1,299)	5,015
Depreciation and amortization(2)	47		25	28	26	—	126
Research, development and engineering expenses	53		3	57	53	—	166
Equity, royalty and interest income from investees	51		21	8	14	—	94
Interest income	2		1	1	2	—	6
Segment EBIT	278		113	223	127	(20)	721

Six months ended July 3, 2016
External sales	$2,993		$2,996	$1,830	$1,000	$—	$8,819
Intersegment sales	985		11	686	729	(2,411)	—
Total sales	3,978		3,007	2,516	1,729	(2,411)	8,819
Depreciation and amortization(2)	80		57	63	58	—	258
Research, development and engineering expenses	110		7	107	97	—	321
Equity, royalty and interest income from investees	82		37	20	21	—	160
Interest income	5		2	2	3	—	12
Segment EBIT	403	(3)	174	353	136	9	1,075

Six months ended June 28, 2015
External sales	$3,523		$2,956	$1,948	$1,297	$—	$9,724
Intersegment sales	947		15	748	802	(2,512)	—
Total sales	4,470		2,971	2,696	2,099	(2,512)	9,724
Depreciation and amortization(2)	93		52	54	54	—	253
Research, development and engineering expenses	122		6	118	115	—	361
Equity, royalty and interest income from investees	74		41	17	30	—	162
Interest income	4		2	2	3	—	11
Segment EBIT	478		201	418	228	(42)	1,283
____________________________________
(1) Includes intersegment sales, intersegment profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses for the three and six months ended July 3, 2016 and June 28, 2015.
(2) Depreciation and amortization as shown on a segment basis excludes the amortization of debt discount and deferred costs included in the Condensed Consolidated Statements of Income as "Interest expense." The amortization of debt discount and deferred costs were $1 million and $1 million for the six months ended July 3, 2016 and June 28, 2015, respectively.
(3) Engine segment EBIT for the three and six months ended July 3, 2016 included an accrual for a loss contingency of $39 million. See Note 10, "COMMITMENTS AND CONTINGENCIES," for additional information.

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Income is shown in the table below:

	Three months ended		Six months ended
In millions	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Total segment EBIT	$591	$721	$1,075	$1,283
Less: Interest expense	16	17	35	31
Income before income taxes	$575	$704	$1,040	$1,252
NOTE 14. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2016, the Financial Accounting Standards Board (FASB) amended its standards related to the accounting for credit losses on financial instruments. This amendment introduces new guidance for the accounting for credit losses on instruments including trade receivables and available for sale debt securities. The new rules will become effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are in the process of evaluating the impact the amendment will have on our Consolidated Financial Statements.
In March 2016, the FASB amended its standards related to the accounting for stock compensation. This amendment addresses several aspects of the accounting for share-based payment transactions that could change for us including, but not limited to, recognition of excess tax benefits or deficiencies in the income statement each period and classification of the excess tax benefits or deficiencies as operating activities in the cash flow statement. The new standard is effective for annual periods beginning after December 15, 2016, with early adoption permitted. We are in the process of evaluating the impact the amendment will have on our Consolidated Financial Statements.
In February 2016, the FASB amended its standards related to the accounting for leases. Under the new standard, lessees will now be required to recognize substantially all leases on the balance sheet as both a right-of-use-asset and a liability. The standard will continue to have two types of leases for income statement recognition purposes: operating leases and finance leases. Operating leases will result in the recognition of a single lease expense on a straight-line basis over the lease term similar to the treatment for operating leases under today's standards. Finance leases will result in an accelerated expense similar to the accounting for capital leases under today's standards. The determination of a lease classification as operating or finance will be done in a manner very similar to today's standard. The new standard also contains amended guidance regarding the identification of embedded leases in service contracts and the identification of lease and non-lease components in an arrangement. The new standard is effective for us on January 1, 2019, with early adoption permitted. We are still evaluating the impact the standard could have on our Consolidated Financial Statements; however, while we have not yet quantified the amount, we do expect the standard will have a material impact on our Consolidated Balance Sheets due to the recognition of additional assets and liabilities for operating leases.
In January 2016, the FASB amended its standards related to the accounting for certain financial instruments. This amendment addresses certain aspects of recognition, measurement, presentation and disclosure. The new rules will become effective for annual and interim periods beginning after December 15, 2017. Early adoption is not permitted. We are in the process of evaluating the impact the amendment will have on our Consolidated Financial Statements.
In May 2014, the FASB amended its standards related to revenue recognition. This amendment replaces all existing revenue recognition guidance and provides a single, comprehensive revenue recognition model for all contracts with customers. The standard contains principles that we will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that we will recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that we expect to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of the time value of money in the transaction price and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendment also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in those judgments and assets recognized from costs incurred to fulfill a contract. The standard allows either full or modified retrospective adoption effective for annual and interim periods beginning January 1, 2018. We are in the process of evaluating the impact the amendment will have on our Consolidated Financial Statements. We expect to adopt the standard using the modified retrospective approach. While we have not yet completed our evaluation process, we have identified transactions where revenue recognition is currently limited to the amount of billings not contingent on our future performance. With the allocation provisions of the new model, we expect to accelerate the timing of revenue recognition for amounts related to satisfied performance obligations that would have been delayed under the current guidance. We do not expect the impact of this change to be material, but we are still quantifying the impact.

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
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION
Certain parts of this quarterly report contain forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that are based on current expectations, estimates and projections about the industries in which we operate and management’s beliefs and assumptions. Forward-looking statements are generally accompanied by words such as "anticipates," "expects," "forecasts," "intends," "plans," "believes," "seeks," "estimates," "could," "should" or words of similar meaning. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which we refer to as "future factors," which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Some future factors that could cause our results to differ materially from the results discussed in such forward-looking statements are discussed below and shareholders, potential investors and other readers are urged to consider these future factors carefully in evaluating forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. Future factors that could affect the outcome of forward-looking statements include the following:

•	a sustained slowdown or significant downturn in our markets;

•	a downturn in the North American truck industry;

•	a major customer experiencing financial distress;

•	changes in the engine outsourcing practices of significant customers;

•	any significant problems in our new engine platforms;

•	a further slowdown in infrastructure development;

•	unpredictability in the adoption, implementation and enforcement of emission standards around the world;

•	foreign currency exchange rate changes;

•	the actions of, and income from, joint ventures and other investees that we do not directly control;

•	the integration of our previously partially-owned United States and Canadian distributors;

•	our plan to grow through strategic acquisitions and related uncertainties of entering into such transactions;

•	challenges or unexpected costs in completing restructuring and cost reduction initiatives;

•	supply shortages and supplier financial risk, particularly from any of our single-sourced suppliers;

•	variability in material and commodity costs;

•	product recalls;

•	the development of new technologies;

•	competitor pricing activity;

•	increasing competition, including increased global competition among our customers in emerging markets;

•	exposure to potential security breaches or other disruptions to our information technology systems and data security;

•	political, economic and other risks from operations in numerous countries;

•	changes in taxation;

•	global legal and ethical compliance costs and risks;

•	aligning our capacity and production with our demand;

•	product liability claims;

•	increasingly stringent environmental laws and regulations;

•	the price and availability of energy;

•	the performance of our pension plan assets and volatility of discount rates;

•	labor relations;

•	changes in actuarial and accounting standards;

•	our sales mix of products;

•	protection and validity of our patent and other intellectual property rights;

•	technological implementation and cost/financial risks in our increasing use of large, multi-year contracts;

•	the cyclical nature of some of our markets;

•	the outcome of pending and future litigation and governmental proceedings;

•	continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support our future business; and

•	other risk factors described in our Form 10-K, Part I, Item 1A under the caption “Risk Factors.”
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

ORGANIZATION OF INFORMATION
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) was prepared to provide the reader with a view and perspective of our business through the eyes of management and should be read in conjunction with our Management's Discussion and Analysis of Financial Condition and Results of Operations section of our 2015 Form 10-K and our July 26, 2016, 8-K addressing the segment reorganization. Our MD&A is presented in the following sections:
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
Our reportable operating segments consist of Engine, Distribution, Components and Power Systems. This reporting structure is organized according to the products and markets each segment serves. The Engine segment produces engines (15 liters and less in size) and associated parts for sale to customers in on-highway and various off-highway markets. Our engines are used in trucks of all sizes, buses and recreational vehicles, as well as in various industrial applications, including construction, agriculture, power generation systems and other off-highway applications. The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets and service parts, as well as performing service and repair activities on our products and maintaining relationships with various OEMs throughout the world. The Components segment sells filtration products, aftertreatment systems, turbochargers and fuel systems. The Power Systems segment is an integrated power provider, which designs, manufactures and sells engines (16 liters and larger) for industrial applications (including mining, oil and gas and marine), standby and prime power generator sets, alternators and other power components.
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
Worldwide revenues decreased 10 percent in the three months ended July 3, 2016, as compared to the same period in 2015, primarily due to lower demand in most global on-highway markets, unfavorable foreign currency fluctuations and decreased demand in most global power generation markets, partially offset by sales increases related to the consolidation of partially-owned North American distributors since December 31, 2014. Revenue in the U.S. and Canada declined by 13 percent primarily due to decreased demand in the North American on-highway markets and lower demand in the industrial oil and gas markets, partially offset by increased Distribution segment sales related to the consolidation of North American distributors. Continued global economic weakness in the second quarter of 2016 negatively impacted our international revenues (excludes the U.S. and Canada), which declined by 4 percent, with sales down in many of our markets, especially in the U.K., Mexico and Brazil. The decline in international sales was primarily due to unfavorable foreign currency impacts of 1 percent (primarily in the Chinese renminbi, Brazilian real, Indian rupee, Australian dollar and British pound) and lower demand in the on-highway markets, especially in Mexico.
Worldwide revenues declined 9 percent in the first six months of 2016 as compared to the same period in 2015, primarily due to lower demand in most global on-highway markets, decreased demand in most global power generation markets, unfavorable foreign currency fluctuations and lower demand in most global industrial markets, partially offset by sales increases related to the acquisition of North American distributors since December 31, 2014. Revenue in the U.S. and Canada declined by 12 percent primarily due to decreased demand in the North American on-highway markets and lower demand in the industrial oil and gas and construction markets, partially offset by increased Distribution segment sales related to the acquisition of North American distributors. Continued global economic weakness in 2016 negatively impacted our international revenues (excludes the U.S. and Canada), which declined by 6 percent, with sales down in most of our markets, especially in South America, the U.K. and Mexico. The decline in international sales was primarily due to unfavorable foreign currency impacts of 2 percent (primarily in the Brazilian real, Chinese renminbi, Indian rupee, Australian dollar, British pound and South African rand), lower demand in the on-highway markets in Brazil and Mexico and decreased demand in international industrial markets led by declines in marine and mining markets.

The following tables contain sales and earnings before interest expense, income tax expense and noncontrolling interests (EBIT) results by operating segment for the three and six months ended July 3, 2016 and June 28, 2015. Refer to the section titled “Operating Segment Results” for a more detailed discussion of net sales and EBIT by operating segment, including the reconciliation of segment EBIT to income before income taxes.

	Three months ended
Operating Segments	July 3, 2016			June 28, 2015			Percent change
		Percent			Percent		2016 vs. 2015
In millions	Sales	of Total	EBIT	Sales (1)	of Total	EBIT (1)	Sales	EBIT
Engine	$2,002	44%	$206	$2,325	46%	$278	(14)%	(26)%
Distribution	1,544	34%	87	1,495	30%	113	3%	(23)%
Components	1,279	28%	190	1,397	28%	223	(8)%	(15)%
Power Systems	921	21%	90	1,097	22%	127	(16)%	(29)%
Intersegment eliminations	(1,218)	(27)%	—	(1,299)	(26)%	—	(6)%	—
Non-segment	—	—	18	—	—	(20)	—	NM
Total	$4,528	100%	$591	$5,015	100%	$721	(10)%	(18)%

____________________________________
(1) Sales and EBIT numbers were adjusted for the segment reorganization. See Note 13, "OPERATING SEGMENTS," to the Condensed Consolidated Financial Statements for additional information.
Net income attributable to Cummins was $406 million, or $2.40 per diluted share, on sales of $4.5 billion for the three months ended July 3, 2016, versus the comparable prior year period net income attributable to Cummins of $471 million, or $2.62 per diluted share, on sales of $5.0 billion. The decrease in net income and earnings per diluted share was driven by lower gross margin and an accrual for a loss contingency, partially offset by a lower effective tax rate, lower selling, general and administrative expenses and decreased research, development and engineering expenses. The decrease in gross margin was primarily due to lower volumes and unfavorable mix, partially offset by lower material and commodity costs, lower warranty expense and increased Distribution margins related to the acquisition of North American distributors since December 31, 2014. Diluted earnings per share for the three months ended July 3, 2016, benefited $0.01 from fewer weighted average shares outstanding due to purchases under the stock repurchase programs.

	Six months ended
Operating Segments	July 3, 2016			June 28, 2015			Percent change
		Percent			Percent		2016 vs. 2015
In millions	Sales	of Total	EBIT	Sales (1)	of Total	EBIT (1)	Sales	EBIT
Engine	$3,978	45%	$403	$4,470	46%	$478	(11)%	(16)%
Distribution	3,007	34%	174	2,971	30%	201	1%	(13)%
Components	2,516	28%	353	2,696	28%	418	(7)%	(16)%
Power Systems	1,729	20%	136	2,099	22%	228	(18)%	(40)%
Intersegment eliminations	(2,411)	(27)%	—	(2,512)	(26)%	—	(4)%	—
Non-segment	—	—	9	—	—	(42)	—	NM
Total	$8,819	100%	$1,075	$9,724	100%	$1,283	(9)%	(16)%
____________________________________
(1) Sales and EBIT numbers were adjusted for the segment reorganization. See Note 13, "OPERATING SEGMENTS," to the Condensed Consolidated Financial Statements for additional information.
Net income attributable to Cummins was $727 million, or $4.26 per diluted share, on sales of $8.8 billion for the six months ended July 3, 2016, versus the comparable prior year period net income attributable to Cummins of $858 million, or $4.76 per diluted share, on sales of $9.7 billion. The decrease in net income and earnings per diluted share was driven by lower gross margin and an accrual for a loss contingency, partially offset by lower selling, general and administrative expenses, decreased research, development and engineering expenses and a lower effective tax rate. The decrease in gross margin was primarily due to lower volumes, unfavorable mix and unfavorable foreign currency fluctuations (primarily in the Brazilian real, Australian dollar and Canadian dollar), partially offset by lower material and commodity costs, lower warranty expense and improved Distribution segment margins related to the acquisition of North American distributors since December 31, 2014. Diluted earnings per share for the six months ended July 3, 2016, benefited $0.10 from fewer weighted average shares outstanding, primarily due to purchases under the stock repurchase programs.

We generated $734 million of operating cash flows for the six months ended July 3, 2016, compared to $569 million for the same period in 2015. Refer to the section titled "Cash Flows" in the "Liquidity and Capital Resources" section for a discussion of items impacting cash flows.
During the first half of 2016, we repurchased $695 million, or 6.7 million shares of common stock, including completion of the accelerated share repurchase agreement finalized in the second quarter of 2016. See Note 2, "BASIS OF PRESENTATION" to the Notes to Condensed Consolidated Financial Statements for additional information.
Our debt to capital ratio (total capital defined as debt plus equity) at July 3, 2016, was 20.6 percent, compared to 17.5 percent at December 31, 2015. The increase was due to the repurchases of common stock and higher total debt, primarily due to the commercial paper program. At July 3, 2016, we had $1.3 billion in cash and marketable securities on hand and access to our credit facilities, if necessary, to meet currently anticipated investment and funding needs.

In July 2016, our Board of Directors authorized an increase to our quarterly dividend of 5.1 percent from $0.975 per share to $1.025 per share.
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
We expect our effective tax rate for the full year of 2016 to approximate 27.0 percent, excluding any one-time tax items.

OUTLOOK
Near-Term
Our outlook reflects the following trends for the remainder of 2016:

•	We expect demand for pick-up trucks in North America to remain strong.

•	We expect demand in India to improve in most end-markets as its economy continues to improve.

•	We expect to realize annualized savings from the 2015 restructuring actions of approximately $160 million.
Our outlook reflects the following challenges to our business that may reduce our revenue and earnings potential for the remainder of 2016:

•	We expect industry production of heavy-duty trucks in North America to decline.

•	We expect power generation markets to remain weak.

•	We believe weak economic conditions in Brazil will continue to negatively impact demand across our businesses.

•	Foreign currency volatility could continue to put pressure on our revenues and earnings.

•	We expect market demand to remain weak in the oil and gas markets as the result of low crude oil prices.

•	We expect demand for equipment in global mining markets to remain weak.

•	We may close or restructure additional manufacturing facilities as we evaluate the appropriate size and structure of our manufacturing capacity, which could result in additional charges.

RESULTS OF OPERATIONS

	Three months ended		Favorable/		Six months ended		Favorable/
	July 3, 2016	June 28, 2015	(Unfavorable)		July 3, 2016	June 28, 2015	(Unfavorable)
In millions (except per share amounts)			Amount	Percent			Amount	Percent
NET SALES	$4,528	$5,015	$(487)	(10)%	$8,819	$9,724	$(905)	(9)%
Cost of sales	3,331	3,683	352	10%	6,566	7,197	631	9%
GROSS MARGIN	1,197	1,332	(135)	(10)%	2,253	2,527	(274)	(11)%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	524	537	13	2%	1,014	1,054	40	4%
Research, development and engineering expenses	155	166	11	7%	321	361	40	11%
Equity, royalty and interest income from investees	88	94	(6)	(6)%	160	162	(2)	(1)%
Other operating expense, net	(39)	—	(39)	NM	(41)	(3)	(38)	NM
OPERATING INCOME	567	723	(156)	(22)%	1,037	1,271	(234)	(18)%
Interest income	6	6	—	—%	12	11	1	9%
Interest expense	16	17	1	6%	35	31	(4)	(13)%
Other income (expense), net	18	(8)	26	NM	26	1	25	NM
INCOME BEFORE INCOME TAXES	575	704	(129)	(18)%	1,040	1,252	(212)	(17)%
Income tax expense	148	208	60	29%	280	352	72	20%
CONSOLIDATED NET INCOME	427	496	(69)	(14)%	760	900	(140)	(16)%
Less: Net income attributable to noncontrolling interests	21	25	4	16%	33	42	9	21%
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$406	$471	$(65)	(14)%	$727	$858	$(131)	(15)%
Diluted Earnings Per Common Share Attributable to Cummins Inc.	$2.40	$2.62	$(0.22)	(8)%	$4.26	$4.76	$(0.50)	(11)%
"NM" - not meaningful information

	Three months ended		Favorable/ (Unfavorable)	Six months ended		Favorable/ (Unfavorable)
	July 3, 2016	June 28, 2015		July 3, 2016	June 28, 2015
Percent of sales			Percentage Points			Percentage Points
Gross margin	26.4%	26.6%	(0.2)	25.5%	26.0%	(0.5)
Selling, general and administrative expenses	11.6%	10.7%	(0.9)	11.5%	10.8%	(0.7)
Research, development and engineering expenses	3.4%	3.3%	(0.1)	3.6%	3.7%	0.1
Net Sales
Net sales for the three months ended July 3, 2016, decreased by $487 million versus the comparable period in 2015. The primary drivers were as follows:

•
Engine segment sales decreased 14 percent primarily due to lower demand in North American on-highway markets and lower demand in all North American off-highway markets, partially offset by increased sales in the light-duty automotive markets.

•
Power Systems segment sales decreased 16 percent primarily due to lower demand in all product lines and decreased sales in most regions with the largest declines in China, North America, Asia (excluding China) and the Middle East.

•	Components segment sales decreased 8 percent primarily due to lower demand in all lines of businesses, mostly in North American on-highway markets, partially offset by higher demand in China.

•	Foreign currency fluctuations unfavorably impacted sales by approximately 2 percent primarily in the Chinese renminbi, Brazilian real, Indian rupee, Australian dollar and British pound.
The decreases above were partially offset by increased Distribution segment sales of 3 percent, primarily due to higher sales related to the acquisition of North American distributors since December 31, 2014, partially offset by a decline in organic sales in North American oil and gas markets.
Net sales for the six months ended July 3, 2016, decreased by $905 million versus the comparable period in 2015. The primary drivers were as follows:

•
Engine segment sales decreased 11 percent primarily due to lower demand in North American on-highway markets and lower demand in most global off-highway markets, partially offset by increased sales in the light-duty automotive markets.

•
Power Systems segment sales decreased 18 percent primarily due to lower demand in all product lines and decreased sales in most regions with the largest declines in China, North America, Asia (excluding China), Latin America and the Middle East, partially offset by increased sales in Western Europe.

•
Foreign currency fluctuations unfavorably impacted sales by approximately 2 percent primarily in the Brazilian real, Chinese renminbi, Indian rupee, Australian dollar, Canadian dollar, British pound and South African rand.

•	Components segment sales decreased 7 percent primarily due to lower demand in all lines of business, mostly in North American on-highway products, partially offset by higher demand in China.
The decreases above were partially offset by increased Distribution segment sales of 1 percent, primarily due to higher sales related to the acquisition of North American distributors since December 31, 2014, partially offset by a decline in organic sales, primarily in engine markets.
Sales to international markets, based on location of customers, for the three and six months ended July 3, 2016, were 42 percent and 41 percent, respectively, of total net sales compared with 40 percent and 39 percent of total net sales, respectively, for the comparable periods in 2015. A more detailed discussion of sales by segment is presented in the “OPERATING SEGMENT RESULTS” section.
Gross Margin
Gross margin decreased $135 million for the three months ended July 3, 2016, versus the comparable period in 2015 and decreased 0.2 points as a percentage of sales. The decrease in gross margin dollars was primarily due to lower volumes and unfavorable mix, partially offset by lower material and commodity costs, lower warranty expense and increased Distribution margins related to the acquisition of North American distributors since December 31, 2014.
Gross margin decreased $274 million for the six months ended July 3, 2016, versus the comparable period in 2015, and decreased 0.5 points as a percentage of sales. The decrease in gross margin dollars was primarily due to lower volumes, unfavorable mix and unfavorable foreign currency fluctuations (primarily in the Brazilian real, Australian dollar and Canadian dollar), partially offset by lower material and commodity costs, lower warranty expense and improved Distribution segment margins related to the acquisition of North American distributors since December 31, 2014.
The provision for base warranties issued, excluding campaigns, as a percent of sales for the three and six months ended July 3, 2016, was 1.8 percent and 1.9 percent, respectively, compared to 2.1 percent and 2.1 percent for the comparable periods in 2015. A more detailed discussion of margin by segment is presented in the “OPERATING SEGMENT RESULTS” section.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $13 million for the three months ended July 3, 2016, versus the comparable period in 2015, primarily due to lower compensation expenses as a result of restructuring actions in 2015 and lower consulting expenses. Compensation and related expenses include salaries, fringe benefits and variable compensation. Overall, selling, general and administrative expenses, as a percentage of sales, increased to 11.6 percent in the three months ended July 3, 2016, from 10.7 percent in the comparable period in 2015 largely due to the acquisition of North American distributors since December 31, 2014.
Selling, general and administrative expenses decreased $40 million for the six months ended July 3, 2016, versus the comparable period in 2015, primarily due to lower compensation expenses as a result of restructuring actions in 2015 and lower consulting expenses. Overall, selling, general and administrative expenses, as a percentage of sales, increased to 11.5 percent in the six months ended July 3, 2016, from 10.8 percent in the comparable period in 2015 largely due to the acquisition of North American distributors since December 31, 2014.
Research, Development and Engineering Expenses
Research, development and engineering expenses decreased $11 million for the three months ended July 3, 2016, versus the comparable period in 2015, primarily due to lower compensation expenses as a result of restructuring actions in 2015, lower consulting expenses and increased expense recovery from customers and external parties. Compensation and related expenses include salaries, fringe benefits and variable compensation. Overall, research, development and engineering expenses, as a percentage of sales, increased to 3.4 percent in the three months ended July 3, 2016, from 3.3 percent in the comparable period in 2015.

Research, development and engineering expenses decreased $40 million for the six months ended July 3, 2016, versus the comparable period in 2015, primarily due to lower compensation expenses as a result of restructuring actions in 2015 and lower consulting expenses. Overall, research, development and engineering expenses, as a percentage of sales, decreased to 3.6 percent in the six months ended July 3, 2016, from 3.7 percent in the comparable period in 2015.
Research activities continue to focus on development of new products to meet future emission standards around the world and improvements in fuel economy performance.
Equity, Royalty and Interest Income From Investees
Equity, royalty and interest income from investees decreased $6 million for the three months ended July 3, 2016, versus the comparable period in 2015, primarily due to lower earnings from North American distributors ($2 million) and Chongqing Cummins Engine Company, Ltd. ($2 million).
Equity, royalty and interest income from investees decreased $2 million for the six months ended July 3, 2016, versus the comparable period in 2015, primarily due to lower earnings from North American distributors ($7 million), Dongfeng Cummins Engine Company, Ltd. ($7 million) and Chongqing Cummins Engine Company, Ltd. ($6 million). These decreases were partially offset by higher earnings at Beijing Foton Cummins Engine Co., Ltd. ($11 million) and Komatsu Cummins Chile, Ltda. ($3 million).

Other Operating Expense, Net
Other operating expense, net was as follows:

	Three months ended		Six months ended
In millions	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Loss contingency	$(39)	$—	$(39)	$—
Loss on write off of assets	(4)	—	(9)	—
Amortization of intangible assets	(2)	(5)	(5)	(11)
Royalty income, net	6	5	13	10
Other, net	—	—	(1)	(2)
Total other operating expense, net	$(39)	$—	$(41)	$(3)
Interest Income
Interest income for the three and six months ended July 3, 2016, remained relatively flat versus the comparable periods in 2015.
Interest Expense
Interest expense for the three months ended July 3, 2016, remained relatively flat versus the comparable period in 2015. Interest expense for the six months ended July 3, 2016, increased $4 million versus the comparable period in 2015, primarily due to an increase in total weighted average debt outstanding.
Other Income (Expense), Net
Other income (expense), net was as follows:

	Three months ended		Six months ended
In millions	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Change in cash surrender value of corporate owned life insurance	$15	$(8)	$23	$2
Dividend income	1	1	2	2
Bank charges	(1)	(2)	(4)	(4)
Foreign currency loss, net	(8)	(3)	(11)	(5)
Other, net	11	4	16	6
Total other income (expense), net	$18	$(8)	$26	$1

Income Tax Expense
Our effective tax rate for the year is expected to approximate 27.0 percent, excluding any one-time items that may arise. Our tax rate is generally less than the 35 percent U.S. statutory income tax rate primarily due to lower tax rates on foreign income and the research tax credit.
Our effective tax rate for the three and six months ended July 3, 2016, was 25.7 percent and 26.9 percent, respectively.
Our effective tax rate for the three and six months ended June 28, 2015, was 29.5 percent and 28.1 percent, respectively. The tax rate for the six months ended June 28, 2015, included an $18 million discrete tax benefit to reflect the release of reserves for uncertain tax positions related to a favorable federal audit settlement.
The decrease in the effective tax rate for the three and six months ended July 3, 2016, versus the comparable periods in 2015 was primarily due to favorable changes in the jurisdictional mix of pre-tax income.
It is reasonably possible that our existing liabilities for uncertain tax benefits may decrease in an amount ranging from $40 million to $90 million within the next 12 months for U.S. and non-U.S. audits that are in progress.
Noncontrolling Interests
Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities. Noncontrolling interests in income of consolidated subsidiaries for the three months ended July 3, 2016, decreased $4 million primarily due to lower earnings at Cummins India Ltd.
Noncontrolling interests in income of consolidated subsidiaries for the six months ended July 3, 2016, decreased $9 million primarily due to lower earnings as a result of the acquisition of the remaining interest in North American distributors since December 31, 2014 and lower earnings at Cummins India Ltd.
Net Income Attributable to Cummins Inc. and Diluted Earnings Per Share Attributable to Cummins Inc.
Net income and diluted earnings per share attributable to Cummins Inc. for the three months ended July 3, 2016, decreased $65 million and $0.22 per share, respectively versus the comparable period in 2015, primarily due to lower gross margin and an accrual for a loss contingency, partially offset by a lower effective tax rate, lower selling, general and administrative expenses and decreased research, development and engineering expenses. Diluted earnings per share for the three months ended July 3, 2016, benefited $0.01 from fewer weighted average shares outstanding due to purchases under the stock repurchase programs.
Net income and diluted earnings per share attributable to Cummins Inc. for the six months ended July 3, 2016, decreased $131 million and $0.50 per share, respectively versus the comparable period in 2015, primarily due to lower gross margin and an accrual for a loss contingency, partially offset by lower selling, general and administrative expenses, decreased research, development and engineering expenses and a lower effective tax rate. Diluted earnings per share for the six months ended July 3, 2016, benefited $0.10 from fewer weighted average shares outstanding, primarily due to purchases under the stock repurchase programs.

Comprehensive Income - Foreign Currency Translation Adjustment
The foreign currency translation adjustment was a net loss of $213 million and $270 million, respectively, for the three and six months ended July 3, 2016, compared to a net gain of $145 million and a net loss of $31 million for the three and six months ended June 28, 2015, respectively, and was driven by the following:

	Three months ended
	July 3, 2016		June 28, 2015
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly owned subsidiaries	$(193)	British pound, Chinese renminbi offset by Brazilian real	$152	British pound
Equity method investments	(14)	Chinese renminbi, Indian rupee offset by Japanese yen	—
Consolidated subsidiaries with a non-controlling interest	(6)	Indian rupee, Chinese renminbi	(7)	Indian rupee
Total	$(213)		$145

	Six months ended
	July 3, 2016		June 28, 2015
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly owned subsidiaries	$(255)	British pound, Chinese renminbi offset by Brazilian real	$(29)	Brazilian real offset by British pound
Equity method investments	(9)	Chinese renminbi, Indian rupee offset by Japanese yen, Mexican peso(1)	—
Consolidated subsidiaries with a non-controlling interest	(6)	Indian rupee, Chinese renminbi	(2)	Indian rupee
Total	$(270)		$(31)
____________________________________
(1) The Mexican peso adjustment related to a reclassification out of other comprehensive income at the time of the sale of an equity investment in the first quarter of 2016.

OPERATING SEGMENT RESULTS
Our reporting structure is organized according to the products and markets each segment serves. We use segment EBIT as the primary basis for the Chief Operating Decision Maker (CODM) to evaluate the performance of each of our operating segments.
As previously announced, beginning with the second quarter of 2016, we realigned certain of our reportable segments to be consistent with changes to our organizational structure and how the CODM monitors the performance of our segments. We reorganized our business to combine our Power Generation segment and our high horsepower engine business to create the new Power Systems segment. Our reportable operating segments consist of: Engine, Distribution, Components and Power Systems. We began to report results for our new reporting structure in the second quarter of 2016 and also reflected this change for historical periods. The formation of the Power Systems segment combined two businesses that are already strongly interdependent, which will allow us to streamline business and technical processes to accelerate innovation, grow market share and more efficiently manage our supply chain and manufacturing operations.
We allocate certain common costs and expenses, primarily corporate functions, among segments. These include certain costs and expenses of shared services, such as information technology, human resources, legal, finance and supply chain management. In addition to the reorganization noted above, we reevaluated the allocation of these costs, considering the new segment structure created in April 2016 and adjusted our allocation methodology accordingly. The revised methodology, which is based on a combination of relative segment sales and relative service usage levels, is effective for the periods beginning after January 1, 2016 and resulted in the revision of our segment operating results, including segment EBIT, for all four segments for the first quarter of 2016 with a greater share of costs allocated to the Distribution and Components segments than in previous years. Prior periods were not revised for the new allocation methodology. These changes had no impact on our consolidated results.
Following is a discussion of results for each of our operating segments.
Engine Segment Results
Financial data for the Engine segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	July 3,	June 28,	(Unfavorable)		July 3,	June 28,	(Unfavorable)
In millions	2016	2015	Amount	Percent	2016	2015	Amount	Percent
External sales (1)	$1,504	$1,834	$(330)	(18)%	$2,993	$3,523	$(530)	(15)%
Intersegment sales (1)	498	491	7	1%	985	947	38	4%
Total sales	2,002	2,325	(323)	(14)%	3,978	4,470	(492)	(11)%
Depreciation and amortization	41	47	6	13%	80	93	13	14%
Research, development and engineering expenses	53	53	—	—%	110	122	12	10%
Equity, royalty and interest income from investees	46	51	(5)	(10)%	82	74	8	11%
Interest income	3	2	1	50%	5	4	1	25%
Segment EBIT	206	278	(72)	(26)%	403	478	(75)	(16)%

			Percentage Points				Percentage Points
Segment EBIT as a percentage of total sales	10.3%	12.0%		(1.7)	10.1%	10.7%		(0.6)
____________________________________
(1) Due to the acquisitions of North American distributors, sales previously recognized as external sales are now included in intersegment sales.
In the second quarter of 2016, in conjunction with the reorganization of our segments, our Engine segment reorganized its reporting structure as follows:

•	Heavy-duty truck - We manufacture diesel engines that range from 310 to 600 horsepower serving global heavy-duty truck customers worldwide, primarily in North America.

•
Medium-duty truck and bus - We manufacture diesel engines ranging from 200 to 450 horsepower serving medium-duty truck and bus customers worldwide, with key markets including North America, Latin America, Europe and Mexico. We also provide diesel and natural gas engines for school buses, transit buses and shuttle buses worldwide, with key markets including North America, Europe, Latin America and Asia, and diesel engines for Class A motor homes (RVs), primarily in North America.

•
Light-duty automotive (Pickup and Light Commercial Vehicle (LCV)) - We manufacture 105 to 385 horsepower diesel engines, including engines for the pickup truck market for Chrysler and Nissan in North America, and LCV markets in Europe, Latin America and Asia.

•
Off-highway - We provide diesel engines that range from 60 to 755 horsepower to key global markets including construction, mining, rail, defense, agriculture, marine, and oil and gas equipment and also to the power generation business for standby, mobile and distributed power generation solutions throughout the world.

Engine segment net sales by market were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	July 3,	June 28,	(Unfavorable)		July 3,	June 28,	(Unfavorable)
In millions	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Heavy-duty truck	$622	$875	$(253)	(29)%	$1,253	$1,632	$(379)	(23)%
Medium-duty truck and bus	600	674	(74)	(11)%	1,149	1,282	(133)	(10)%
Light-duty automotive	394	354	40	11%	827	735	92	13%
Total on-highway	1,616	1,903	(287)	(15)%	3,229	3,649	(420)	(12)%
Off-highway	386	422	(36)	(9)%	749	821	(72)	(9)%
Total sales	$2,002	$2,325	$(323)	(14)%	$3,978	$4,470	$(492)	(11)%
Unit shipments by engine classification (including unit shipments to Power Systems and off-highway engine units included in their respective classification) were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	July 3,	June 28,	(Unfavorable)		July 3,	June 28,	(Unfavorable)
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Heavy-duty	20,700	32,800	(12,100)	(37)%	40,400	61,500	(21,100)	(34)%
Mid-range	62,300	66,600	(4,300)	(6)%	117,700	127,800	(10,100)	(8)%
Light-duty	57,100	53,400	3,700	7%	118,800	104,600	14,200	14%
Total unit shipments	140,100	152,800	(12,700)	(8)%	276,900	293,900	(17,000)	(6)%
Sales
Engine segment sales for the three months ended July 3, 2016, decreased $323 million versus the comparable period in 2015. The following were the primary drivers:

•	Heavy-duty truck engine sales decreased $253 million primarily due to lower demand in North American heavy-duty truck markets with decreased engine shipments of 46 percent.

•
Medium-duty truck and bus sales decreased $74 million primarily due to lower demand in global medium-duty truck markets with decreased engine shipments of 19 percent, primarily in North America, Mexico and Brazil.

•
Off-highway sales decreased $36 million primarily due to decreased engine shipments to all industrial markets in North America, partially offset by increased unit shipments of 37 percent in international construction markets.

The decreases above were partially offset by an increase in light-duty automotive sales of $40 million primarily due to new sales to Nissan for the pick-up truck platform they launched in the second half of 2015.
Total on-highway-related sales for the three months ended July 3, 2016, were 81 percent of total engine segment sales, compared to 82 percent for the comparable period in 2015.
Engine segment sales for the six months ended July 3, 2016, decreased $492 million versus the comparable period in 2015. The following were the primary drivers:

•	Heavy-duty truck engine sales decreased $379 million primarily due to lower demand in North American heavy-duty truck markets with decreased engine shipments of 40 percent.

•
Medium-duty truck and bus sales decreased $133 million primarily due to lower demand in global medium-duty truck markets with decreased engine shipments of 18 percent, primarily in North America and Brazil.

•
Off-highway sales decreased $72 million primarily due to decreased engine shipments in most global industrial markets, partially offset by increased unit shipments of 20 percent in international construction markets.

The decreases above were partially offset by an increase in light-duty automotive sales of $92 million primarily due to new sales to Nissan for the pick-up truck platform they launched in the second half of 2015.
Total on-highway-related sales for the six months ended July 3, 2016, were 81 percent of total engine segment sales, compared to 82 percent for the comparable period in 2015.
Segment EBIT
Engine segment EBIT for the three months ended July 3, 2016, decreased $72 million versus the comparable period in 2015 primarily due to lower gross margin and an additional accrual for a loss contingency, partially offset by lower selling, general and administrative expenses.
Engine segment EBIT for the six months ended July 3, 2016, decreased $75 million versus the comparable period in 2015 primarily due to lower gross margin and an additional accrual for a loss contingency, partially offset by lower selling, general and administrative expenses, lower research, development and engineering expenses and higher equity, royalty and interest income from investees. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Six months ended
	July 3, 2016 vs. June 28, 2015			July 3, 2016 vs. June 28, 2015
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of total sales	Amount	Percent	Percentage point change as a percent of total sales
Gross margin	$(56)	(13)%	0.3	$(108)	(13)%	(0.3)
Selling, general and administrative expenses	24	14%	—	50	15%	0.4
Research, development and engineering expenses	—	—%	(0.3)	12	10%	(0.1)
Equity, royalty and interest income from investees	(5)	(10)%	0.1	8	11%	0.4
Loss contingency (1)	(39)	NM	NM	(39)	NM	NM
______________________________________
"NM" - not meaningful information
(1) See Note 10, "COMMITMENTS AND CONTINGENCIES," to the Condensed Consolidated Financial Statements for additional information.
The decrease in gross margin dollars for the three months ended July 3, 2016, versus the comparable period in 2015, was primarily due to lower volumes and unfavorable mix, partially offset by favorable product coverage and lower material and commodity costs. The decrease in selling, general and administrative expenses was primarily due to lower compensation expenses as the result of restructuring actions taken in December 2015.
The decrease in gross margin for the six months ended July 3, 2016, versus the comparable period in 2015, was primarily due to lower volumes and unfavorable mix, partially offset by favorable product coverage and lower material and commodity costs. The decrease in selling, general and administrative expenses was primarily due to lower compensation expenses as the result of restructuring actions taken in December 2015. The decrease in research, development and engineering expenses was primarily due to lower compensation expenses and higher expense recovery from customers and external parties. The increase in equity, royalty and interest income from investees was primarily due to increased earnings at Beijing Foton Cummins Engine Co., Ltd., partially offset by decreased earnings at Cummins Westport, Inc.

Distribution Segment Results
Financial data for the Distribution segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	July 3,	June 28,	(Unfavorable)		July 3,	June 28,	(Unfavorable)
In millions	2016	2015	Amount	Percent	2016	2015	Amount	Percent
External sales	$1,538	$1,487	$51	3%	$2,996	$2,956	$40	1%
Intersegment sales	6	8	(2)	(25)%	11	15	(4)	(27)%
Total sales	1,544	1,495	49	3%	3,007	2,971	36	1%
Depreciation and amortization	29	25	(4)	(16)%	57	52	(5)	(10)%
Research, development and engineering expenses	3	3	—	—%	7	6	(1)	(17)%
Equity, royalty and interest income from investees	19	21	(2)	(10)%	37	41	(4)	(10)%
Interest income	1	1	—	—%	2	2	—	—%
Segment EBIT	87	113	(26)	(23)%	174	201	(27)	(13)%

			Percentage Points				Percentage Points
Segment EBIT as a percentage of total sales	5.6%	7.6%		(2.0)	5.8%	6.8%		(1.0)
Sales for our Distribution segment by region were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	July 3,	June 28,	(Unfavorable)		July 3,	June 28,	(Unfavorable)
In millions	2016	2015	Amount	Percent	2016	2015	Amount	Percent
North & Central America	$985	$930	$55	6%	$1,940	$1,909	$31	2%
Europe, CIS and China	198	197	1	1%	384	353	31	9%
Asia Pacific	187	187	—	—%	356	364	(8)	(2)%
Africa	59	55	4	7%	107	105	2	2%
India	46	42	4	10%	87	79	8	10%
Middle East	41	53	(12)	(23)%	82	97	(15)	(15)%
South America	28	31	(3)	(10)%	51	64	(13)	(20)%
Total sales	$1,544	$1,495	$49	3%	$3,007	$2,971	$36	1%
Sales for our Distribution segment by product line were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	July 3,	June 28,	(Unfavorable)		July 3,	June 28,	(Unfavorable)
In millions	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Parts (1)	$642	$598	$44	7%	$1,290	$1,171	$119	10%
Power generation	326	272	54	20%	601	570	31	5%
Service	297	307	(10)	(3)%	596	591	5	1%
Engines	279	318	(39)	(12)%	520	639	(119)	(19)%
Total sales	$1,544	$1,495	$49	3%	$3,007	$2,971	$36	1%
____________________________________
(1) In conjunction with our segment realignment, we also changed "Parts and filtration" to "Parts."
Sales
Distribution segment sales for the three months ended July 3, 2016, increased $49 million versus the comparable period in 2015, primarily due to $114 million of segment sales related to the acquisition of North American distributors since December 31, 2014, partially offset by a decline in organic sales of $41 million (primarily due to North American oil and gas markets) and unfavorable foreign currency fluctuations (primarily in the Australian dollar, Canadian dollar and South African rand).
Distribution segment sales for the six months ended July 3, 2016, increased $36 million versus the comparable period in 2015, primarily due to $223 million of segment sales related to the acquisition of North American distributors since December 31,

2014, partially offset by a decline in organic sales of $113 million (primarily in engine markets) and unfavorable foreign currency fluctuations (primarily in the Australian dollar, Canadian dollar, South African rand, Indian rupee and Brazilian real).
Segment EBIT
Distribution segment EBIT for the three months ended July 3, 2016, decreased $26 million versus the comparable period in 2015, primarily due to higher selling, general and administrative expenses (mainly related to the acquisition of North American distributors since December 31, 2014) and unfavorable foreign currency fluctuations (primarily in the Nigerian naira and Australian dollar), partially offset by higher gross margin.
Distribution segment EBIT for the six months ended July 3, 2016, decreased $27 million versus the comparable period in 2015, primarily due to higher selling, general and administrative expenses (mainly related to the acquisition of North American distributors since December 31, 2014) and unfavorable foreign currency fluctuations (primarily in the Australian dollar, Nigerian naira and Canadian dollar), partially offset by higher gross margin. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Six months ended
	July 3, 2016 vs. June 28, 2015			July 3, 2016 vs. June 28, 2015
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of total sales	Amount	Percent	Percentage point change as a percent of total sales
Gross margin	$7	3%	(0.1)	$21	4%	0.5
Selling, general and administrative expenses	(23)	(14)%	(1.1)	(41)	(13)%	(1.3)
Equity, royalty and interest income from investees	(2)	(10)%	(0.2)	(4)	(10)%	(0.2)
Other income, net	(7)	NM	(0.1)	(2)	NM	—
"NM" - not meaningful information
The increase in gross margin dollars for the three months ended July 3, 2016, versus the comparable period in 2015, was primarily due to the acquisition of North American distributors since December 31, 2014 and improved pricing, partially offset by unfavorable foreign currency fluctuations (primarily in the Australian dollar, Canadian dollar and South African rand). The increase in selling, general and administrative expenses was primarily due to higher compensation expenses related to the acquisition of North American distributors and higher consulting expenses. The unfavorable change in other income, net was primarily due to an unfavorable foreign currency remeasurement in the Nigerian naira.
The increase in gross margin for the six months ended July 3, 2016, versus the comparable period in 2015, was primarily due to the acquisition of North American distributors since December 31, 2014 and improved pricing, partially offset by unfavorable foreign currency fluctuations (primarily in the Australian dollar, Canadian dollar and South African rand). The increase in selling, general and administrative expenses was primarily due to higher compensation expenses related to the acquisition of North American distributors and higher consulting expenses.

Components Segment Results
Financial data for the Components segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	July 3,	June 28,	(Unfavorable)		July 3,	June 28,	(Unfavorable)
In millions	2016	2015	Amount	Percent	2016	2015	Amount	Percent
External sales (1)	$933	$1,017	$(84)	(8)%	$1,830	$1,948	$(118)	(6)%
Intersegment sales (1)	346	380	(34)	(9)%	686	748	(62)	(8)%
Total sales	1,279	1,397	(118)	(8)%	2,516	2,696	(180)	(7)%
Depreciation and amortization	32	28	(4)	(14)%	63	54	(9)	(17)%
Research, development and engineering expenses	51	57	6	11%	107	118	11	9%
Equity, royalty and interest income from investees	12	8	4	50%	20	17	3	18%
Interest income	1	1	—	—%	2	2	—	—%
Segment EBIT	190	223	(33)	(15)%	353	418	(65)	(16)%

			Percentage Points				Percentage Points
Segment EBIT as a percentage of total sales	14.9%	16.0%		(1.1)	14.0%	15.5%		(1.5)
____________________________________
(1) Due to the acquisitions of North American distributors, sales previously recognized as external sales are now included in intersegment sales.
Sales for our Components segment by business were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	July 3,	June 28,	(Unfavorable)		July 3,	June 28,	(Unfavorable)
In millions	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Emission solutions	$624	$679	$(55)	(8)%	$1,231	$1,292	$(61)	(5)%
Turbo technologies	276	307	(31)	(10)%	541	608	(67)	(11)%
Filtration	262	266	(4)	(2)%	514	521	(7)	(1)%
Fuel systems	117	145	(28)	(19)%	230	275	(45)	(16)%
Total sales	$1,279	$1,397	$(118)	(8)%	$2,516	$2,696	$(180)	(7)%
Sales
Components segment sales for the three months ended July 3, 2016, decreased $118 million across all lines of business versus the comparable period in 2015. The following were the primary drivers:

•	Emission solutions sales decreased $55 million primarily due to lower demand in North American on-highway markets, partially offset by higher demand in Western Europe and China.

•	Turbo technologies sales decreased $31 million primarily due to lower demand in North American on-highway markets.

•	Fuel systems sales decreased $28 million primarily due to lower demand in the North American on-highway markets.

•	Foreign currency fluctuations unfavorably impacted sales results primarily in the Chinese renminbi, Brazilian real and British pound.
Components segment sales for the six months ended July 3, 2016, decreased $180 million across all lines of business versus the comparable period in 2015. The following were the primary drivers:

•	Turbo technologies sales decreased $67 million primarily due to lower demand in North American on-highway markets.

•	Emission solutions sales decreased $61 million primarily due to lower demand in North American on-highway markets, partially offset by higher demand in China and Western Europe.

•	Fuel systems sales decreased $45 million primarily due to lower demand in the North American on-highway markets, partially offset by higher demand in China.

•	Foreign currency fluctuations unfavorably impacted sales results primarily in the Chinese renminbi, Brazilian real and British pound.
Segment EBIT
Components segment EBIT for the three months ended July 3, 2016, decreased $33 million versus the comparable period in 2015, primarily due to lower gross margin and higher selling, general and administrative expenses, partially offset by lower research, development and engineering expenses. Components segment EBIT for the six months ended July 3, 2016, decreased $65 million versus the comparable period in 2015 primarily due to lower gross margin and higher selling, general and administrative expenses and unfavorable foreign currency fluctuations (primarily in the Brazilian real and Chinese renminbi), partially offset by lower research, development and engineering expenses. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Six months ended
	July 3, 2016 vs. June 28, 2015			July 3, 2016 vs. June 28, 2015
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of total sales	Amount	Percent	Percentage point change as a percent of total sales
Gross margin	$(31)	(9)%	(0.2)	$(59)	(9)%	(0.6)
Selling, general and administrative expenses	(10)	(12)%	(1.3)	(15)	(9)%	(1.0)
Research, development and engineering expenses	6	11%	0.1	11	9%	0.1
Equity, royalty and interest income from investees	4	50%	0.3	3	18%	0.2
The decrease in gross margin for the three months ended July 3, 2016, versus the comparable period in 2015, was primarily due to lower volumes and unfavorable pricing, partially offset by lower material costs. The increase in selling, general and administrative expenses was primarily due to higher compensation and consulting expenses as a result of absorbing a greater share of corporate costs under our new methodology, partially offset by savings from restructuring actions taken in December of 2015. The decrease in research, development and engineering expenses was primarily due to higher expense recovery from customers and external parties and lower consulting expenses.
The decrease in gross margin for the six months ended July 3, 2016, versus the comparable period in 2015, was primarily due to lower volumes, unfavorable pricing, unfavorable mix and unfavorable foreign currency fluctuations (primarily in the Brazilian real), partially offset by lower material costs. The increase in selling, general and administrative expenses was primarily due to higher compensation and consulting expenses as a result of absorbing a greater share of corporate costs under our new methodology, partially offset by savings from restructuring actions taken in December of 2015. The decrease in research, development and engineering expenses was primarily due to higher expense recovery from customers and external parties and lower consulting expenses.

Power Systems Segment Results
Financial data for the Power Systems segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	July 3,	June 28,	(Unfavorable)		July 3,	June 28,	(Unfavorable)
In millions	2016	2015	Amount	Percent	2016	2015	Amount	Percent
External sales (1)	$553	$677	$(124)	(18)%	$1,000	$1,297	$(297)	(23)%
Intersegment sales (1)	368	420	(52)	(12)%	729	802	(73)	(9)%
Total sales	921	1,097	(176)	(16)%	1,729	2,099	(370)	(18)%
Depreciation and amortization	29	26	(3)	(12)%	58	54	(4)	(7)%
Research, development and engineering expenses	48	53	5	9%	97	115	18	16%
Equity, royalty and interest income from investees	11	14	(3)	(21)%	21	30	(9)	(30)%
Interest income	1	2	(1)	(50)%	3	3	—	—%
Segment EBIT	90	127	(37)	(29)%	136	228	(92)	(40)%

			Percentage Points				Percentage Points
Segment EBIT as a percentage of total sales	9.8%	11.6%		(1.8)	7.9%	10.9%		(3.0)
____________________________________
(1) Due to the acquisitions of North American distributors, sales previously recognized as external sales are now included in intersegment sales.
In the second quarter of 2016, in conjunction with the reorganization of our segments, our Power Systems segment reorganized its reporting structure as follows:

•
Power generation - We design, manufacture, sell and support generators ranging from 2 kilowatts to 3.5 megawatts, as well as paralleling systems and transfer switches, for applications such as residential, commercial, industrial, data centers, health care, telecommunications and waste water treatment plants. We also provide turnkey solutions for distributed generation and energy management applications using natural gas or biogas as a fuel. We also serves global rental accounts for diesel and gas generator sets.

•
Industrial - We design, manufacture, sell and support diesel and natural gas high-horsepower engines up to 5,500 horsepower for a wide variety of equipment in the mining, rail, defense, oil and gas, and commercial marine applications throughout the world. Across these markets, we have major customers in North America, Europe, Middle East, Africa, China, Korea, Japan, Latin America, India, Russia, Southeast Asia, South Pacific and Mexico.

•
Generator technologies - We design, manufacture, sell and support A/C generator/alternator products for internal consumption and for external generator set assemblers. Our products are sold under the Stamford, AVK and Markon brands and range in output from 3 kilovolt-amperes (kVA) to 12,000 kVA.

Sales for our Power Systems segment by product line (including 2015 reorganized balances) were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	July 3,	June 28,	(Unfavorable)		July 3,	June 28,	(Unfavorable)
In millions	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Power generation	$597	$710	$(113)	(16)%	$1,117	$1,334	$(217)	(16)%
Industrial	240	295	(55)	(19)%	455	575	(120)	(21)%
Generator technologies	84	92	(8)	(9)%	157	190	(33)	(17)%
Total sales	$921	$1,097	$(176)	(16)%	$1,729	$2,099	$(370)	(18)%
High-horsepower unit shipments by engine classification (including 2015 reorganized units) were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	July 3,	June 28,	(Unfavorable)		July 3,	June 28,	(Unfavorable)
Units	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Power generation	2,200	2,500	(300)	(12)%	4,000	4,700	(700)	(15)%
Industrial	1,100	1,200	(100)	(8)%	2,100	2,500	(400)	(16)%
Total engine shipments	3,300	3,700	(400)	(11)%	6,100	7,200	(1,100)	(15)%

Sales
Power Systems segment sales for the three months ended July 3, 2016, decreased $176 million versus the comparable period in 2015. The following were the primary drivers:

•	Power generation sales decreased $113 million in most regions with the largest declines in demand primarily in the Middle East, China and Africa, partially offset by higher demand in Western Europe.

•	Industrial sales decreased $55 million primarily due to lower demand in North America (mainly oil and gas markets) and China (mainly marine markets).

•	Foreign currency fluctuations unfavorably impacted sales results primarily in the Indian rupee, British pound and Chinese renminbi.
Power Systems segment sales for the six months ended July 3, 2016, decreased $370 million versus the comparable period in 2015. The following were the primary drivers:

•
Power generation sales decreased $217 million in most regions with the largest declines in demand primarily in China, Middle East, Latin America, Africa and Asia (excluding China), partially offset by higher demand in Western Europe.

•	Industrial sales decreased $120 million primarily due to lower demand in North America (mainly oil and gas markets) and China (mainly marine and mining markets).

•	Foreign currency fluctuations unfavorably impacted sales results primarily in the Indian rupee, Brazilian real and British pound.
Segment EBIT
Power Systems segment EBIT for the three months ended July 3, 2016, decreased $37 million versus the comparable period in 2015, primarily due to lower gross margin, partially offset by lower selling, general and administrative expenses and favorable foreign currency fluctuations (primarily in the British pound). Power Systems segment EBIT for the six months ended July 3, 2016, decreased $92 million versus the comparable period in 2015 primarily due to lower gross margin, partially offset by lower selling, general and administrative expenses and lower research, development and engineering expenses and favorable foreign currency fluctuations (primarily in the British pound). Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Six months ended
	July 3, 2016 vs. June 28, 2015			July 3, 2016 vs. June 28, 2015
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of total sales	Amount	Percent	Percentage point change as a percent of total sales
Gross margin	$(70)	(24)%	(2.6)	$(157)	(28)%	(3.4)
Selling, general and administrative expenses	22	18%	0.2	46	19%	0.2
Research, development and engineering expenses	5	9%	(0.4)	18	16%	(0.1)
Equity, royalty and interest income from investees	(3)	(21)%	(0.1)	(9)	(30)%	(0.2)
The decrease in gross margin for the three months ended July 3, 2016, versus the comparable period in 2015, was primarily due to lower volumes and unfavorable pricing.The decrease in selling, general and administrative expenses was primarily due to lower compensation expenses as the result of restructuring actions taken in December 2015 and lower consulting expenses. The decrease in research, development and engineering expenses was primarily due to lower consulting expenses and lower compensation expenses as the result of restructuring actions taken in December 2015.
The decrease in gross margin for the six months ended July 3, 2016, versus the comparable period in 2015, was primarily due to lower volumes. The decrease in selling, general and administrative expenses was primarily due to lower compensation expenses as the result of restructuring actions taken in December 2015 and lower consulting expenses. The decrease in research, development and engineering expenses was primarily due to lower consulting expenses and lower compensation expenses as the result of restructuring actions taken in December 2015.

Reconciliation of Segment EBIT to Income Before Income Taxes
The table below reconciles the segment information to the corresponding amounts in the Condensed Consolidated Statements of Income:

	Three months ended		Six months ended
In millions	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Total EBIT	$573	$741	$1,066	$1,325
Non-segment EBIT (1)	18	(20)	9	(42)
Total segment EBIT	591	721	1,075	1,283
Less: Interest expense	16	17	35	31
Income before income taxes	$575	$704	$1,040	$1,252
____________________________________
(1) Includes intersegment sales, intersegment profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses for the three and six months ended July 3, 2016 and June 28, 2015.

LIQUIDITY AND CAPITAL RESOURCES
Key Working Capital and Balance Sheet Data
We fund our working capital with cash from operations and short-term borrowings, including commercial paper, when necessary. Various assets and liabilities, including short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. As a result, working capital is a prime focus of management attention. Working capital and balance sheet measures are provided in the following table:

Dollars in millions	July 3, 2016	December 31, 2015
Working capital (1)	$3,480	$4,144
Current ratio	1.84	2.09
Accounts and notes receivable, net	$3,023	$2,820
Days’ sales in receivables	60	55
Inventories	$2,778	$2,707
Inventory turnover	4.7	4.9
Accounts payable (principally trade)	$1,825	$1,706
Days' payable outstanding	50	48
Total debt	$1,871	$1,639
Total debt as a percent of total capital (2)	20.6%	17.5%
____________________________________
(1) Working capital includes cash and cash equivalents.
(2) The increase in our debt to capital ratio was due to the repurchases of common stock and higher total debt, primarily due to the commercial paper program.
Cash Flows
Cash and cash equivalents were impacted as follows:

	Six months ended
In millions	July 3, 2016	June 28, 2015	Change
Net cash provided by operating activities	$734	$569	$165
Net cash used in investing activities	(391)	(300)	(91)
Net cash used in financing activities	(892)	(829)	(63)
Effect of exchange rate changes on cash and cash equivalents	(117)	19	(136)
Net decrease in cash and cash equivalents	$(666)	$(541)	$(125)

Net cash provided by operating activities increased $165 million for the six months ended July 3, 2016, versus the comparable period in 2015, primarily due to favorable working capital fluctuations and an increase in deferred income taxes, partially offset by lower consolidated net income, decreases from translation and hedging activities and restructuring payments. During the first six months of 2016, the lower working capital requirements resulted in a cash outflow of $234 million compared to a cash outflow of $459 million in the comparable period in 2015.
Net cash used in investing activities increased $91 million for the six months ended July 3, 2016, versus the comparable period in 2015, primarily due to higher net investments in marketable securities of $124 million and decreases in cash flows from derivatives not designated as hedges of $26 million, partially offset by lower capital expenditures of $58 million.
Net cash used in financing activities increased $63 million for the six months ended July 3, 2016, versus the comparable period in 2015, primarily due to higher common stock repurchases of $181 million, higher payments on borrowings and capital lease obligations of $102 million and higher dividend payments of $53 million, partially offset by net borrowings of commercial paper of $200 million and increased proceeds from borrowings of $97 million.
The effect of exchange rate changes on cash and cash equivalents for the six months ended July 3, 2016, versus the comparable period in 2015, decreased $136 million primarily due to the British pound which decreased cash and cash equivalents by $122 million.

Sources of Liquidity
We generate significant ongoing cash flow, which has been used, in part, to fund working capital, common stock repurchases, capital expenditures, dividends on our common stock, acquisitions, projected pension obligations and debt service. Cash provided by operations is our principal source of liquidity with $734 million provided in the six months ended July 3, 2016.
At July 3, 2016, our other sources of liquidity included:

	July 3, 2016
In millions	Total	U.S.	International	Primary location of international balances
Cash and cash equivalents	$1,045	$296	$749	U.K., China, Singapore
Marketable securities (1)	235	34	201	China, India
Total	$1,280	$330	$950
Available credit capacity
Revolving credit facility (2)	$1,750
International and other uncommitted domestic credit facilities (3)	171
____________________________________
(1) The majority of marketable securities could be liquidated into cash within a few days.
(2) The revolving credit facility is maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. At July 3, 2016, we had $200 million of commercial paper outstanding, which effectively reduced the available capacity under our revolving credit facility to $1.55 billion.
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
If we distribute our foreign cash balances to the U.S. or to other foreign subsidiaries, we could be required to accrue and pay U.S. taxes, for example, if we repatriated cash from certain foreign subsidiaries whose earnings we have asserted are permanently reinvested outside of the U.S. Foreign earnings for which we assert permanent reinvestment outside the U.S. consist primarily of earnings of our China and U.K. domiciled subsidiaries. At present, we do not foresee a need to repatriate any earnings from these subsidiaries for which we have asserted permanent reinvestment. However, to help fund cash needs of the U.S. or other international subsidiaries as they arise, we repatriate available cash from certain foreign subsidiaries whose earnings are not permanently reinvested when it is cost effective to do so. Earnings generated after 2011 from our China operations are considered permanently reinvested, while earnings generated prior to 2012, for which U.S. deferred tax liabilities have been recorded, are expected to be repatriated in future years.
Debt Facilities and Other Sources of Liquidity
In February 2016, the Board of Directors authorized the issuance of up to $1.75 billion of unsecured short-term promissory notes ("commercial paper") pursuant to a commercial paper program. The program will facilitate the private placement of unsecured short-term debt through third party brokers. We intend to use the net proceeds from the commercial paper program for general corporate purposes.
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

Uses of Cash
Share Repurchases
In November 2015, our Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon the completion of the 2014 repurchase plan. In the first six months of 2016, we made the following purchases under the respective stock repurchase programs:

In millions (except per share amounts) For each quarter ended	Shares Purchased	Average Cost Per Share	Total Cost of Repurchases	Cash Paid for Shares Not Received	Remaining Authorized Capacity (1)
July 2014, $1 billion repurchase program
April 3 (2)	2.7	$100.12	$274	$—	$—

November 2015, $1 billion repurchase program
April 3 (2)	2.2	$105.50	$229	$100	$671
July 3	1.8	109.79	192	(100)	579
Subtotal	4.0	107.41	421	—

Total	6.7	$104.41	$695	$—
____________________________________
(1) The remaining authorized capacities under the 2014 and 2015 Plans were calculated based on the cost to purchase the shares but exclude commission expenses in accordance with the authorized Plans.
(2) Upon completion of the ASR in the second quarter of 2016, the shares purchased and average cost per share were updated based on the final valuation.
On February 9, 2016, we entered into an accelerated share repurchase (ASR) agreement with a third party financial institution to repurchase $500 million of our common stock under our previously announced share repurchase plans. Pursuant to the terms of the agreement, we paid the full $500 million purchase price and initially received approximately 4.1 million shares representing approximately 80 percent of the shares expected to be repurchased. The unsettled portion of the ASR met the criteria to be accounted for as a forward contract indexed to our stock and qualified as an equity transaction. This resulted in a $100 million reduction to additional paid-in capital during the first quarter of 2016. In the second quarter of 2016, the ASR was completed, and we received approximately 0.6 million additional shares, based on our volume-weighted average stock price during the term of the transaction, less a discount, for a total of 4.7 million shares purchased under the ASR at an average purchase price of $105.50 per share. The settlement resulted in the reclassification of the $100 million reduction of additional paid-in capital recognized in the first quarter of 2016 to treasury stock.
We may continue to repurchase outstanding shares from time to time during 2016 to enhance shareholder value and to offset the dilutive impact of employee stock based compensation plans.
Dividends
In July 2016, our Board of Directors authorized an increase to our quarterly dividend of 5.1 percent from $0.975 per share to $1.025 per share. We paid dividends of $333 million during the six months ended July 3, 2016.
Capital Expenditures
Capital expenditures and spending on internal use software for the six months ended July 3, 2016, were $216 million compared to $269 million in the comparable period in 2015. Despite the challenging conditions in many of our markets, we continue to invest in new product lines and targeted capacity expansions. We plan to spend between $600 million and $650 million in 2016 as we continue with product launches and facility improvements. Approximately 50 percent of our capital expenditures are expected to be invested outside of the U.S. in 2016.
Pensions
Our global pension plans, including our unfunded and non-qualified plans, were 111 percent funded at December 31, 2015. Our U.S. qualified plan, which represents approximately 57 percent of the worldwide pension obligation, was 119 percent funded and our U.K. plan was 123 percent funded. The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans. In the first six months of 2016, the investment return on our U.S. pension trust was 9.0 percent while our U.K. pension trust return was 14.0 percent. Approximately 78 percent of our pension plan assets are held in highly liquid investments such as fixed income and equity securities. The remaining 22 percent of our plan assets are held in less liquid, but market valued investments, including real estate, private equity and insurance contracts. We anticipate making additional defined benefit pension contributions during the remainder of 2016 of $43 million. The estimated $146 million of pension contributions for the full year include voluntary contributions of approximately $102 million. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2016 net periodic pension cost to approximate $42 million.
Current Maturities of Short and Long-Term Debt
We had $200 million of commercial paper outstanding at July 3, 2016, that matures in less than one year. The maturity schedule of our existing long-term debt does not require significant cash outflows in the intermediate term. Required annual principal payments range from $7 million to $38 million over the next five years (including the remainder of 2016).
Restructuring Actions
We executed restructuring actions primarily in the form of professional voluntary and involuntary employee separation programs in the fourth quarter of 2015. We reduced our worldwide workforce by approximately 1,900 employees. We incurred a fourth quarter charge of $90 million ($61 million after tax) for these headcount reductions, of which $86 million was expected to be settled in cash. In 2016, we paid $42 million of restructuring payments. The majority of these payments will be made by the end of September 2016. At July 3, 2016, substantially all terminations have been completed. See Note 12, "RESTRUCTURING ACTIONS AND OTHER CHARGES," to the Condensed Consolidated Financial Statements for additional information.
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
Management's Assessment of Liquidity
Our financial condition and liquidity remain strong. Our solid balance sheet and credit ratings enable ready access to credit and the capital markets. We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities. We believe our liquidity provides us with the financial flexibility needed to fund working capital, common stock repurchases, capital expenditures, dividend payments, acquisition of the remaining North American distributor, projected pension obligations and debt service obligations. We continue to generate cash from operations in the U.S. and maintain access to our revolving credit facility.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
A summary of our significant accounting policies is included in Note 1, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” of the Notes to the Consolidated Financial Statements of our 2015 Form 10-K, which discusses accounting policies that we have selected from acceptable alternatives.
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
A discussion of our critical accounting estimates may be found in the “Management’s Discussion and Analysis” section of our 2015 Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.” Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first six months of 2016.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended July 3, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 4 - May 8	1,689	$115.63	—	120,690
May 9 - June 5	1,749,089	109.82	1,745,034	120,113
June 6 - July 3	7,491	117.10	—	114,097
Total	1,758,269	109.85	1,745,034
____________________________________
(1)  Shares purchased represent shares under our Key Employee Stock Investment Plan established in 1969 (there is no maximum repurchase limitation in this plan) and our Board of Directors authorized share repurchase programs.
(2)  These values reflect the sum of shares held in loan status under our Key Employee Stock Investment Plan. The repurchase programs authorized by the Board of Directors do not limit the number of shares that may be purchased and were excluded from this column. The dollar value remaining available for future purchases under such programs as of July 3, 2016, was $579 million.
In November 2015, our Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon the completion of the 2014 repurchase plan. On February 9, 2016, we entered into an accelerated share repurchase (ASR) agreement with a third party financial institution to repurchase $500 million of our common stock under our previously announced share repurchase plans. Pursuant to the terms of the agreement, we paid the full $500 million purchase price and initially received approximately 4.1 million shares representing approximately 80 percent of the shares expected to be repurchased. The unsettled portion of the ASR met the criteria to be accounted for as a forward contract indexed to our stock and qualified as an equity transaction. This resulted in a $100 million reduction to additional paid-in capital during the first quarter of 2016. In the second quarter of 2016, the ASR was completed, and we received approximately 0.6 million additional shares, based on our volume-weighted average stock price during the term of the transaction, less a discount, for a total of 4.7 million shares purchased under the ASR at an average purchase price of $105.50 per share. The settlement resulted in the reclassification of the $100 million reduction of additional paid-in capital recognized in the first quarter of 2016 to treasury stock. We repurchased a total of $192 million of stock under the 2015 authorized stock repurchase plan during the three months ended July 3, 2016, including the ASR shares discussed above.
During the three months ended July 3, 2016, we repurchased 13,235 shares from employees in connection with the Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock on an installment basis up to an established credit limit. Loans are issued for five-year terms at a fixed interest rate established at the date of purchase and may be refinanced after its initial five-year period for an additional five-year period. Participants must hold shares for a minimum of six months from date of purchase. If the shares are sold before the loan is paid off, the employee must wait six months before another share purchase may be made. We hold participants’ shares as security for the loans and would, in effect repurchase shares if the participant defaulted in repayment of the loan. There is no maximum amount of shares that we may purchase under this plan.
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

Cummins Inc.
Date:	August 2, 2016

	By:	/s/ PATRICK J. WARD	By:	/s/ MARSHA L. HUNT
		Patrick J. Ward		Marsha L. Hunt
		Vice President and Chief Financial Officer		Vice President-Corporate Controller
		(Principal Financial Officer)		(Principal Accounting Officer)

CUMMINS INC.
EXHIBIT INDEX

Exhibit No.	Description of Exhibit
12	Calculation of Ratio of Earnings to Fixed Charges.
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.