Form 10-Q
period 2016-10-02
CUMMINS INC
filed 2016-11-01
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 2, 2016

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

As of October 2, 2016, there were 168,275,116 shares of common stock outstanding with a par value of $2.50 per share.

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

CUMMINS INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION
ITEM 1.  Condensed Consolidated Financial Statements
CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Nine months ended
In millions, except per share amounts	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
NET SALES (a)	$4,187	$4,620	$13,006	$14,344
Cost of sales	3,108	3,412	9,674	10,609
GROSS MARGIN	1,079	1,208	3,332	3,735
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	513	530	1,527	1,584
Research, development and engineering expenses	157	197	478	558
Equity, royalty and interest income from investees (Note 4)	74	78	234	240
Loss contingency (Note 10)	99	—	138	—
Other operating expense, net	—	(2)	(2)	(5)
OPERATING INCOME	384	557	1,421	1,828
Interest income	6	9	18	20
Interest expense (Note 8)	16	16	51	47
Other income, net	8	11	34	12
INCOME BEFORE INCOME TAXES	382	561	1,422	1,813
Income tax expense (Note 5)	82	169	362	521
CONSOLIDATED NET INCOME	300	392	1,060	1,292
Less: Net income attributable to noncontrolling interests	11	12	44	54
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$289	$380	$1,016	$1,238

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
Basic	$1.72	$2.15	$5.99	$6.92
Diluted	$1.72	$2.14	$5.99	$6.90

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	167.8	177.0	169.5	178.9
Dilutive effect of stock compensation awards	0.4	0.4	0.2	0.4
Diluted	168.2	177.4	169.7	179.3

CASH DIVIDENDS DECLARED PER COMMON SHARE	$1.025	$0.975	$2.975	$2.535
____________________________________
(a) Includes sales to nonconsolidated equity investees of $275 million and $793 million and $274 million and $956 million for the three and nine months ended October 2, 2016 and September 27, 2015, respectively.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Nine months ended
In millions	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
CONSOLIDATED NET INCOME	$300	$392	$1,060	$1,292
Other comprehensive (loss) income, net of tax (Note 11)
Foreign currency translation adjustments	(29)	(221)	(299)	(252)
Unrealized gain (loss) on derivatives	7	7	(20)	15
Change in pension and other postretirement defined benefit plans	13	15	31	43
Unrealized gain (loss) on marketable securities	—	(1)	1	(1)
Total other comprehensive loss, net of tax	(9)	(200)	(287)	(195)
COMPREHENSIVE INCOME	291	192	773	1,097
Less: Comprehensive income (loss) attributable to noncontrolling interests	14	(1)	41	39
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUMMINS INC.	$277	$193	$732	$1,058

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

In millions, except par value	October 2, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$1,251	$1,711
Marketable securities (Note 6)	250	100
Total cash, cash equivalents and marketable securities	1,501	1,811
Accounts and notes receivable, net
Trade and other	2,680	2,640
Nonconsolidated equity investees	193	180
Inventories (Note 7)	2,820	2,707
Prepaid expenses and other current assets	600	609
Total current assets	7,794	7,947
Long-term assets
Property, plant and equipment	7,460	7,322
Accumulated depreciation	(3,783)	(3,577)
Property, plant and equipment, net	3,677	3,745
Investments and advances related to equity method investees	1,077	975
Goodwill	482	482
Other intangible assets, net	319	328
Pension assets	773	735
Other assets	1,014	922
Total assets	$15,136	$15,134

LIABILITIES
Current liabilities
Accounts payable (principally trade)	$1,781	$1,706
Loans payable (Note 8)	48	24
Commercial paper (Note 8)	273	—
Accrued compensation, benefits and retirement costs	393	409
Current portion of accrued product warranty (Note 9)	333	359
Current portion of deferred revenue	460	403
Other accrued expenses	985	863
Current maturities of long-term debt (Note 8)	35	39
Total current liabilities	4,308	3,803
Long-term liabilities
Long-term debt (Note 8)	1,593	1,576
Postretirement benefits other than pensions	326	349
Pensions	301	298
Other liabilities and deferred revenue	1,344	1,358
Total liabilities	$7,872	$7,384

Commitments and contingencies (Note 10)

EQUITY
Cummins Inc. shareholders’ equity
Common stock, $2.50 par value, 500 shares authorized, 222.4 and 222.4 shares issued	$2,209	$2,178
Retained earnings	10,833	10,322
Treasury stock, at cost, 54.1 and 47.2 shares	(4,468)	(3,735)
Common stock held by employee benefits trust, at cost, 0.7 and 0.9 shares	(8)	(11)
Accumulated other comprehensive loss (Note 11)	(1,632)	(1,348)
Total Cummins Inc. shareholders’ equity	6,934	7,406
Noncontrolling interests	330	344
Total equity	$7,264	$7,750
Total liabilities and equity	$15,136	$15,134

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended
In millions	October 2, 2016	September 27, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$1,060	$1,292
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Restructuring payments (Note 12)	(53)	—
Loss contingency (Note 10)	138	—
Depreciation and amortization	391	383
Gain on fair value adjustment for consolidated investees	—	(17)
Deferred income taxes	60	(120)
Equity in income of investees, net of dividends	(94)	(68)
Pension contributions in excess of expense (Note 3)	(92)	(119)
Other post-retirement benefits payments in excess of expense (Note 3)	(16)	(18)
Stock-based compensation expense	28	24
Translation and hedging activities	(39)	22
Changes in current assets and liabilities, net of acquisitions
Accounts and notes receivable	(112)	(163)
Inventories	(150)	(179)
Other current assets	138	133
Accounts payable	97	(52)
Accrued expenses	(279)	(153)
Changes in other liabilities and deferred revenue	188	219
Other, net	45	(53)
Net cash provided by operating activities	1,310	1,131

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(312)	(393)
Investments in internal use software	(42)	(38)
Investments in and advances to equity investees	(29)	(9)
Acquisitions of businesses, net of cash acquired	(1)	(102)
Investments in marketable securities—acquisitions (Note 6)	(447)	(175)
Investments in marketable securities—liquidations (Note 6)	291	228
Cash flows from derivatives not designated as hedges	(64)	17
Other, net	14	(5)
Net cash used in investing activities	(590)	(477)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	111	24
Net borrowings of commercial paper (Note 8)	273	—
Payments on borrowings and capital lease obligations	(156)	(64)
Net borrowings (payments) under short-term credit agreements	25	(38)
Distributions to noncontrolling interests	(42)	(35)
Dividend payments on common stock	(505)	(452)
Repurchases of common stock	(745)	(650)
Other, net	(2)	—
Net cash used in financing activities	(1,041)	(1,215)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(139)	(52)
Net decrease in cash and cash equivalents	(460)	(613)
Cash and cash equivalents at beginning of year	1,711	2,301
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,251	$1,688

 The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

In millions	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Common Stock Held in Trust	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2014	$556	$1,583	$9,545	$(2,844)	$(13)	$(1,078)	$7,749	$344	$8,093
Net income			1,238				1,238	54	1,292
Other comprehensive (loss) income, net of tax (Note 11)						(180)	(180)	(15)	(195)
Issuance of shares		7					7	—	7
Employee benefits trust activity		21			2		23	—	23
Acquisition of shares				(650)			(650)	—	(650)
Cash dividends on common stock			(452)				(452)	—	(452)
Distributions to noncontrolling interests							—	(46)	(46)
Stock based awards		(4)		8			4	—	4
Other shareholder transactions		10					10	(5)	5
BALANCE AT SEPTEMBER 27, 2015	$556	$1,617	$10,331	$(3,486)	$(11)	$(1,258)	$7,749	$332	$8,081

BALANCE AT DECEMBER 31, 2015	$556	$1,622	$10,322	$(3,735)	$(11)	$(1,348)	$7,406	$344	$7,750
Net income			1,016				1,016	44	1,060
Other comprehensive (loss) income, net of tax (Note 11)						(284)	(284)	(3)	(287)
Issuance of shares		5					5	—	5
Employee benefits trust activity		19			3		22	—	22
Acquisition of shares (Note 2)				(745)			(745)	—	(745)
Cash dividends on common stock			(505)				(505)	—	(505)
Distributions to noncontrolling interests							—	(49)	(49)
Stock based awards		(7)		12			5	—	5
Other shareholder transactions		14					14	(6)	8
BALANCE AT OCTOBER 2, 2016	$556	$1,653	$10,833	$(4,468)	$(8)	$(1,632)	$6,934	$330	$7,264

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
NOTE 2. BASIS OF PRESENTATION
The unaudited Condensed Consolidated Financial Statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations, financial position and cash flows. All such adjustments are of a normal recurring nature. The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by such rules and regulations. Certain reclassifications have been made to prior period amounts to conform to the presentation of the current period condensed financial statements.
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
Our reporting period usually ends on the Sunday closest to the last day of the quarterly calendar period. The third quarters of 2016 and 2015 ended on October 2 and September 27, respectively. Our fiscal year ends on December 31, regardless of the day of the week on which December 31 falls.
The weighted-average diluted common shares outstanding excludes the anti-dilutive effect of certain stock options since such options had an exercise price in excess of the monthly average market value of our common stock. The options excluded from diluted earnings per share for the three and nine months ended October 2, 2016 and September 27, 2015, were as follows:

	Three months ended		Nine months ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Options excluded	936,857	950,345	1,295,664	593,436
In 2016, we entered into an accelerated share repurchase agreement with a third party financial institution to repurchase $500 million of our common stock under our previously announced share repurchase plans and received 4.7 million shares at an average purchase price of $105.50 per share.

NOTE 3. PENSION AND OTHER POSTRETIREMENT BENEFITS
We sponsor funded and unfunded domestic and foreign defined benefit pension and other postretirement plans. Contributions to these plans were as follows:

	Three months ended		Nine months ended
In millions	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Defined benefit pension plans
Voluntary contribution	$16	$7	$101	$79
Mandatory contribution	5	5	23	87
Defined benefit pension contributions	$21	$12	$124	$166

Other postretirement plans	$4	$8	$32	$33

Defined contribution pension plans	$17	$14	$53	$56
We anticipate making additional defined benefit pension contributions during the remainder of 2016 of $22 million for our U.S. and U.K pension plans. The estimated $146 million of pension contributions for the full year include voluntary contributions of approximately $103 million. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2016 net periodic pension cost to approximate $42 million.
The components of net periodic pension and other postretirement benefit costs under our plans were as follows:

	Pension
	U.S. Plans		U.K. Plans		Other Postretirement Benefits
	Three months ended
In millions	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Service cost	$22	$20	$5	$7	$—	$—
Interest cost	26	25	13	14	4	4
Expected return on plan assets	(50)	(47)	(17)	(23)	—	—
Recognized net actuarial loss	9	11	3	8	1	1
Net periodic benefit cost	$7	$9	$4	$6	$5	$5

	Pension
	U.S. Plans		U.K. Plans		Other Postretirement Benefits
	Nine months ended
In millions	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Service cost	$68	$60	$16	$20	$—	$—
Interest cost	82	76	39	42	12	12
Expected return on plan assets	(152)	(142)	(55)	(68)	—	—
Recognized net actuarial loss	23	34	11	25	4	3
Net periodic benefit cost	$21	$28	$11	$19	$16	$15

NOTE 4. EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES
Equity, royalty and interest income from investees included in our Condensed Consolidated Statements of Income for the reporting periods was as follows:

	Three months ended		Nine months ended
In millions	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Distribution entities
Komatsu Cummins Chile, Ltda.	$8	$8	$26	$23
North American distributors	7	9	18	27
All other distributors	1	1	2	2
Manufacturing entities
Beijing Foton Cummins Engine Co., Ltd.	19	18	59	47
Chongqing Cummins Engine Company, Ltd.	11	9	28	32
Dongfeng Cummins Engine Company, Ltd.	10	11	32	40
All other manufacturers	8	13	40	41
Cummins share of net income	64	69	205	212
Royalty and interest income	10	9	29	28
Equity, royalty and interest income from investees	$74	$78	$234	$240
NOTE 5. INCOME TAXES
Our effective tax rate for the year is expected to approximate 25.5 percent, excluding any one-time items that may arise. Our tax rate is generally less than the 35 percent U.S. statutory income tax rate primarily due to lower tax rates on foreign income and the research tax credit.
Our effective tax rate for the three and nine months ended October 2, 2016, was 21.5 percent and 25.5 percent, respectively.
Our effective tax rate for the three and nine months ended September 27, 2015, was 30.1 percent and 28.7 percent, respectively. The tax rate for the nine months ended September 27, 2015, included an $18 million discrete tax benefit to reflect the release of reserves for uncertain tax positions related to a favorable federal audit settlement.
The decrease in the effective tax rate for the three and nine months ended October 2, 2016, versus the comparable periods in 2015 was primarily due to favorable changes in the jurisdictional mix of pre-tax income.
It is reasonably possible that our existing liabilities for uncertain tax benefits may decrease in an amount ranging from $20 million to $26 million within the next 12 months for U.S. and non-U.S. audits that are in progress.
NOTE 6. MARKETABLE SECURITIES
A summary of marketable securities, all of which are classified as current, was as follows:

	October 2, 2016			December 31, 2015
In millions	Cost	Gross unrealized gains/(losses)	Estimated fair value	Cost	Gross unrealized gains/(losses)	Estimated fair value
Available-for-sale
Level 2(1)
Bank debentures	$118	$—	$118	$—	$—	$—
Debt mutual funds	118	—	118	88	—	88
Equity mutual funds	12	—	12	11	(1)	10
Government debt securities	2	—	2	2	—	2
Total marketable securities	$250	$—	$250	$101	$(1)	$100
____________________________________
(1) The fair value of Level 2 securities is estimated using actively quoted prices for similar instruments from brokers and observable inputs where available, including market transactions and third-party pricing services, or net asset values provided to investors. We do not currently have any Level 3 securities and there were no transfers between Level 2 or 3 during the first nine months of 2016 or for the year ended December 31, 2015.

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

•
Government debt securities-non-U.S.— The fair value measure for these securities is broker quotes received from reputable firms. These securities are infrequently traded on a national stock exchange and these values are used on a test basis to corroborate our Level 2 input measure.

The proceeds from sales and maturities of marketable securities and gross realized gains and losses from the sale of available-for-sale securities were as follows:

	Three months ended		Nine months ended
In millions	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Proceeds from sales and maturities of marketable securities	$54	$73	$291	$228
Gross realized gains from the sale of marketable securities(1)	—	—	—	1
____________________________________
(1) Gross realized losses from the sale of available-for-sale securities were immaterial.
At October 2, 2016, the fair value of available-for-sale investments in debt securities that utilize a Level 2 fair value measure is shown by contractual maturity below:

Contractual Maturity	(In millions)
1 year or less	$237
5 - 10 years	1
Total	$238
NOTE 7. INVENTORIES
Inventories are stated at the lower of cost or market. Inventories included the following:

In millions	October 2, 2016	December 31, 2015
Finished products	$1,779	$1,796
Work-in-process and raw materials	1,146	1,022
Inventories at FIFO cost	2,925	2,818
Excess of FIFO over LIFO	(105)	(111)
Total inventories	$2,820	$2,707

NOTE 8. DEBT
Loans Payable and Commercial Paper
Loans payable, commercial paper and the related weighted-average interest rates were as follows:

	October 2, 2016			December 31, 2015
Dollars in millions	Amount	Weighted Average Interest Rate		Amount	Weighted Average Interest Rate
Loans payable (1)	$48			$24
Commercial paper (2)	273	0.47%	(3)	—	—
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
(3) The weighted average interest rate is inclusive of all brokerage fees.
Long-term Debt
A summary of long-term debt was as follows:

In millions	October 2, 2016	December 31, 2015
Long-term debt
Senior notes, 3.65%, due 2023	$500	$500
Debentures, 6.75%, due 2027	58	58
Debentures, 7.125%, due 2028	250	250
Senior notes, 4.875%, due 2043	500	500
Debentures, 5.65%, due 2098 (effective interest rate 7.48%)	165	165
Other debt	49	55
Unamortized discount	(56)	(57)
Fair value adjustments due to hedge on indebtedness	77	63
Capital leases	85	81
Total long-term debt	1,628	1,615
Less: Current maturities of long-term debt	35	39
Long-term debt	$1,593	$1,576
Principal payments required on long-term debt during the next five years are as follows:

	Required Principal Payments
In millions	2016	2017	2018	2019	2020
Principal payments	$9	$28	$31	$24	$7
Fair Value of Debt
Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair value and carrying value of total debt, including current maturities, was as follows:

In millions	October 2, 2016	December 31, 2015
Fair value of total debt(1)	$2,292	$1,821
Carrying value of total debt	1,949	1,639
_________________________________________________
(1) The fair value of debt is derived from Level 2 inputs.

NOTE 9. PRODUCT WARRANTY LIABILITY
A tabular reconciliation of the product warranty liability, including the deferred revenue related to our extended warranty coverage and accrued recall programs was as follows:

In millions	October 2, 2016	September 27, 2015
Balance, beginning of year	$1,404	$1,283
Provision for warranties issued	256	326
Deferred revenue on extended warranty contracts sold	179	217
Payments	(291)	(282)
Amortization of deferred revenue on extended warranty contracts	(148)	(132)
Changes in estimates for pre-existing warranties	22	18
Foreign currency translation	(6)	(10)
Balance, end of period	$1,416	$1,420
Warranty related deferred revenue and the long-term portion of the warranty liability on our October 2, 2016, balance sheet were as follows:

In millions	October 2, 2016	Balance Sheet Location
Deferred revenue related to extended coverage programs
Current portion	$210	Current portion of deferred revenue
Long-term portion	537	Other liabilities and deferred revenue
Total	$747

Long-term portion of warranty liability	$336	Other liabilities and deferred revenue
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
While we are not responsible for the warranty issues related to a component that we did not manufacture or sell, as the emission compliance certificate holder, we are responsible for proposing a remedy to the EPA and CARB. As a result, we have proposed actions to the agencies that we believe will address the emission failures. As the certificate holder, we expect to participate in the cost of the proposed voluntary Campaign and recorded a charge of $60 million in 2015. The Campaign design was finalized with our OEM customer, reviewed with the EPA and submitted for final approval in the second quarter of 2016, and we recorded an additional accrual of $39 million. We have concluded based upon additional in-use emission testing performed in the third quarter of 2016, that the Campaign should be expanded to include a larger population of vehicles manufactured by this one OEM. As a result, we recorded an additional accrual of $99 million in the third quarter to reflect the estimated cost of our participation in the expanded Campaign. We continue to work with our OEM customer to resolve the allocation of costs for the Campaign, including pending litigation between the parties. The Campaign is not expected to be completed for some time and our final cost could differ from the amount we have recorded.
We do not currently expect any fines or penalties from the EPA or CARB related to this matter.

The accrual related to the Campaign is included in "Other accrued expenses" in our Condensed Consolidated Balance Sheets.
Guarantees and Commitments
From time to time we enter into guarantee arrangements, including guarantees of non-U.S. distributor financings, residual value guarantees on equipment under operating leases and other miscellaneous guarantees of joint ventures or third-party obligations. At October 2, 2016, the maximum potential loss related to these guarantees was $24 million.
We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. At October 2, 2016, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $108 million, of which $55 million relates to a contract with a components supplier that extends to 2018. Most of these arrangements enable us to secure critical components. We do not currently anticipate paying any penalties under these contracts.
We enter into physical forward contracts with suppliers of platinum, palladium and copper to purchase minimum volumes of the commodities at contractually stated prices for various periods, not to exceed two years. At October 2, 2016, the total commitments under these contracts were $27 million. These arrangements enable us to fix the prices of these commodities, which otherwise are subject to market volatility.
We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance. These performance bonds and other performance-related guarantees were $79 million at October 2, 2016.
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

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE LOSS
Following are the changes in accumulated other comprehensive (loss) income by component for the three and nine months ended:

	Three months ended
In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on marketable securities	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total other comprehensive income (loss)
Balance at June 28, 2015	$(641)	$(435)	$(1)	$6	$(1,071)
Other comprehensive income before reclassifications
Before tax amount	—	(239)	(1)	13	(227)	$(13)	$(240)
Tax benefit (expense)	—	31	—	(1)	30	—	30
After tax amount	—	(208)	(1)	12	(197)	(13)	(210)
Amounts reclassified from accumulated other comprehensive income(1)(2)	15	—	—	(5)	10	—	10
Net current period other comprehensive income (loss)	15	(208)	(1)	7	(187)	$(13)	$(200)
Balance at September 27, 2015	$(626)	$(643)	$(2)	$13	$(1,258)

Balance at July 3, 2016	$(636)	$(960)	$(1)	$(23)	$(1,620)
Other comprehensive income before reclassifications
Before tax amount	5	(51)	—	(4)	(50)	$3	$(47)
Tax (expense) benefit	(1)	19	—	1	19	—	19
After tax amount	4	(32)	—	(3)	(31)	3	(28)
Amounts reclassified from accumulated other comprehensive income(1)(2)	9	—	—	10	19	—	19
Net current period other comprehensive income (loss)	13	(32)	—	7	(12)	$3	$(9)
Balance at October 2, 2016	$(623)	$(992)	$(1)	$(16)	$(1,632)
____________________________________
(1) Amounts are net of tax.
(2) See reclassifications out of accumulated other comprehensive (loss) income disclosure below for further details.

	Nine months ended
In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on marketable securities	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total other comprehensive income (loss)
Balance at December 31, 2014	$(669)	$(406)	$(1)	$(2)	$(1,078)
Other comprehensive income before reclassifications
Before tax amount	(3)	(290)	—	23	(270)	$(15)	$(285)
Tax benefit (expense)	1	53	—	(3)	51	—	51
After tax amount	(2)	(237)	—	20	(219)	(15)	(234)
Amounts reclassified from accumulated other comprehensive income(1)(2)	45	—	(1)	(5)	39	—	39
Net current period other comprehensive income (loss)	43	(237)	(1)	15	(180)	$(15)	$(195)
Balance at September 27, 2015	$(626)	$(643)	$(2)	$13	$(1,258)

Balance at December 31, 2015	$(654)	$(696)	$(2)	$4	$(1,348)
Other comprehensive income before reclassifications
Before tax amount	5	(316)	1	(40)	(350)	$(3)	$(353)
Tax (expense) benefit	(1)	20	—	7	26	—	26
After tax amount	4	(296)	1	(33)	(324)	(3)	(327)
Amounts reclassified from accumulated other comprehensive income(1)(2)	27	—	—	13	40	—	40
Net current period other comprehensive income (loss)	31	(296)	1	(20)	(284)	$(3)	$(287)
Balance at October 2, 2016	$(623)	$(992)	$(1)	$(16)	$(1,632)
____________________________________
(1) Amounts are net of tax.
(2) See reclassifications out of accumulated other comprehensive (loss) income disclosure below for further details.

Following are the items reclassified out of accumulated other comprehensive (loss) income and the related tax effects:

In millions	Three months ended		Nine months ended
(Gain)/Loss Components	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015	Statement of Income Location

Change in pensions and other postretirement defined benefit plans
Recognized actuarial loss	$14	$22	$40	$65	(1)
Tax effect	(5)	(7)	(13)	(20)	Income tax expense
Net change in pensions and other postretirement defined benefit plans	9	15	27	45

Realized (gain) on marketable securities	—	—	—	(1)	Other income, net
Tax effect	—	—	—	—	Income tax expense
Net realized (gain) on marketable securities	—	—	—	(1)

Realized loss (gain) on derivatives
Foreign currency forward contracts	12	(6)	17	(6)	Net sales
Tax effect	(2)	1	(4)	1	Income tax expense
Net realized loss (gain) on derivatives	10	(5)	13	(5)

Total reclassifications for the period	$19	$10	$40	$39
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

At October 2, 2016, substantially all terminations have been completed.
The table below summarizes the activity and balance of accrued workforce reductions, which is included in "Other accrued expenses" in our Condensed Consolidated Balance Sheets:

In millions	October 2, 2016
Balance, beginning of year	$60
Cash payments for 2015 actions	(53)
Balance, end of period	$7
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
As previously announced, beginning with the second quarter of 2016, we realigned certain of our reportable segments to be consistent with changes to our organizational structure and how the CODM monitors the performance of our segments. We reorganized our business to combine our Power Generation segment and our high-horsepower engine business to create the new Power Systems segment. Our reportable operating segments consist of Engine, Distribution, Components and Power Systems. We began to report results for our new reporting structure in the second quarter of 2016 and also reflected this change for historical periods.
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

Summarized financial information regarding our reportable operating segments for the three and nine month periods is shown in the table below:

In millions	Engine		Distribution	Components	Power Systems	Non-segment Items (1)	Total
Three months ended October 2, 2016
External sales	$1,357		$1,497	$824	$509	$—	$4,187
Intersegment sales	502		7	319	347	(1,175)	—
Total sales	1,859		1,504	1,143	856	(1,175)	4,187
Depreciation and amortization(2)	42		28	32	29	—	131
Research, development and engineering expenses	56		3	54	44	—	157
Equity, royalty and interest income from investees	38		19	9	8	—	74
Loss contingency	99	(3)	—	—	—	—	99
Interest income	3		1	1	1	—	6
Segment EBIT	89		96	148	59	6	398

Three months ended September 27, 2015
External sales	$1,627		$1,543	$891	$559	$—	$4,620
Intersegment sales	475		8	349	423	(1,255)	—
Total sales	2,102		1,551	1,240	982	(1,255)	4,620
Depreciation and amortization(2)	47		26	28	27	—	128
Research, development and engineering expenses	73		2	65	57	—	197
Equity, royalty and interest income from investees	33		19	9	17	—	78
Interest income	6		1	1	1	—	9
Segment EBIT	217		123	156	74	7	577

Nine months ended October 2, 2016
External sales	$4,350		$4,493	$2,654	$1,509	$—	$13,006
Intersegment sales	1,487		18	1,005	1,076	(3,586)	—
Total sales	5,837		4,511	3,659	2,585	(3,586)	13,006
Depreciation and amortization(2)	121		86	95	87	—	389
Research, development and engineering expenses	166		10	161	141	—	478
Equity, royalty and interest income from investees	120		56	29	29	—	234
Loss contingency	138	(3)	—	—	—	—	138
Interest income	8		3	3	4	—	18
Segment EBIT	492		270	501	195	15	1,473

Nine months ended September 27, 2015
External sales	$5,150		$4,499	$2,839	$1,856	$—	$14,344
Intersegment sales	1,422		23	1,097	1,225	(3,767)	—
Total sales	6,572		4,522	3,936	3,081	(3,767)	14,344
Depreciation and amortization(2)	140		78	82	81	—	381
Research, development and engineering expenses	195		8	183	172	—	558
Equity, royalty and interest income from investees	107		60	26	47	—	240
Interest income	10		3	3	4	—	20
Segment EBIT	695		324	574	302	(35)	1,860
____________________________________
(1) Includes intersegment sales, intersegment profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses for the three and nine months ended October 2, 2016 and September 27, 2015.
(2) Depreciation and amortization as shown on a segment basis excludes the amortization of debt discount and deferred costs included in the Condensed Consolidated Statements of Income as "Interest expense." The amortization of debt discount and deferred costs was $2 million for the nine months ended October 2, 2016 and September 27, 2015.
(3) See Note 10, "COMMITMENTS AND CONTINGENCIES," for additional information.

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Income is shown in the table below:

	Three months ended		Nine months ended
In millions	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Total segment EBIT	$398	$577	$1,473	$1,860
Less: Interest expense	16	16	51	47
Income before income taxes	$382	$561	$1,422	$1,813
NOTE 14. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In August 2016, the Financial Accounting Standards Board (FASB) amended its standards related to the classification of certain cash receipts and cash payments. The new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. We are in the process of evaluating the impact this standard will have on our Consolidated Statements of Cash Flows.
In June 2016, the FASB amended its standards related to the accounting for credit losses on financial instruments. This amendment introduces new guidance for accounting for credit losses on instruments including trade receivables and held-to-maturity debt securities. The new rules are effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are in the process of evaluating the impact the amendment will have on our Consolidated Financial Statements.
In March 2016, the FASB amended its standards related to the accounting for stock compensation. This amendment addresses several aspects of the accounting for share-based payment transactions that could impact us including, but not limited to, recognition of excess tax benefits or deficiencies in the income statement each period and classification of the excess tax benefits or deficiencies as operating activities in the cash flow statement. The new standard is effective for annual periods beginning after December 15, 2016, with early adoption permitted. We are in the process of evaluating the impact the amendment will have on our Consolidated Financial Statements.
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
NOTE 15. SUBSEQUENT EVENT
Acquisition of Cummins Pacific, LLC
In October 2016, we acquired the remaining 50 percent interest in Cummins Pacific, LLC from the former distributor principal. The purchase consideration was $97 million, which included $17 million in cash and an additional $66 million paid to eliminate outstanding debt. The remaining $14 million will be paid in future periods, subject to customary purchase price adjustments. We will recognize a gain of $13 million on the fair value adjustment in the fourth quarter of 2016, resulting from this acquisition.
This is the final acquisition of the plan we announced on September 17, 2013, to acquire the equity that we did not already own in most of our partially-owned U.S. and Canadian distributors.

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
•Liquidity and Capital Resources
•Application of Critical Accounting Estimates
•Recently Issued Accounting Pronouncements

EXECUTIVE SUMMARY AND FINANCIAL HIGHLIGHTS
We are a global power leader that designs, manufactures, distributes and services diesel and natural gas engines and engine-related component products, including filtration, aftertreatment, turbochargers, fuel systems, controls systems, air handling systems and electric power generation systems. We sell our products to original equipment manufacturers (OEMs), distributors and other customers worldwide. We have long-standing relationships with many of the leading manufacturers in the markets we serve, including PACCAR Inc, Daimler Trucks North America, Navistar International Corporation, Fiat Chrysler Automobiles, Volvo AB, Komatsu and MAN Nutzfahrzeuge AG. We serve our customers through a network of approximately 600 company-owned and independent distributor locations and over 7,200 dealer locations in more than 190 countries and territories.
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
Our financial performance depends, in large part, on varying conditions in the markets we serve, particularly the on-highway, construction and general industrial markets. Demand in these markets tends to fluctuate in response to overall economic conditions. Our sales may also be impacted by OEM inventory levels, production schedules and stoppages. Economic downturns in markets we serve generally result in reduced sales of our products and can result in price reductions in certain products and/or markets. As a worldwide business, our operations are also affected by currency, political, economic and regulatory matters, including adoption and enforcement of environmental and emission standards, in the countries we serve. As part of our growth strategy, we invest in businesses in certain countries that carry high levels of these risks such as China, Brazil, India, Mexico, Russia and countries in Middle East and Africa. At the same time, our geographic diversity and broad product and service offerings have helped limit the impact from a drop in demand in any one industry or customer or the economy of any single country on our consolidated results.
Worldwide revenues decreased 9 percent in the three months ended October 2, 2016, as compared to the same period in 2015, primarily due to lower demand in most global on-highway markets, decreased demand in most global power generation markets, lower demand in most distribution markets and unfavorable foreign currency fluctuations, partially offset by sales increases related to the consolidation of North American distributors since December 31, 2014. Revenue in the U.S. and Canada declined by 13 percent primarily due to decreased demand in the North American on-highway markets, partially offset by increased Distribution segment sales related to the consolidation of North American distributors. Continued global economic weakness in the third quarter of 2016 negatively impacted our international revenues (excludes the U.S. and Canada), which declined by 3 percent, with sales down in many of our markets, especially in Africa, Korea, Mexico and Middle East. The decline in international sales was primarily due to unfavorable foreign currency impacts of 3 percent of international sales (primarily in the British pound and Chinese renminbi) and lower demand in the power generation markets, especially in Middle East and Asia (excluding China).
Worldwide revenues declined 9 percent in the first nine months of 2016 as compared to the same period in 2015, primarily due to lower demand in most global on-highway markets, decreased demand in most global power generation markets, unfavorable foreign currency fluctuations and lower demand in most global high-horsepower industrial markets, partially offset by sales increases related to the consolidation of North American distributors since December 31, 2014. Revenue in the U.S. and Canada declined by 12 percent primarily due to decreased demand in the North American on-highway markets and lower demand in the industrial oil and gas, construction and mining markets, partially offset by increased Distribution segment sales related to the consolidation of North American distributors. Continued global economic weakness in 2016 negatively impacted our international revenues (excludes the U.S. and Canada), which declined by 5 percent, with sales down in most of our markets, especially in South America, Mexico, Middle East and the U.K. The decline in international sales was primarily due to declines in most international power generation markets, unfavorable foreign currency impacts of 4 percent of international sales (primarily in the Chinese renminbi, British pound, Brazilian real, Indian rupee, Australian dollar and South African rand), lower demand in the on-highway markets in Brazil and Mexico and decreased demand in international high-horsepower industrial markets led by declines in marine and mining.

The following tables contain sales and earnings before interest expense, income tax expense and noncontrolling interests (EBIT) results by operating segment for the three and nine months ended October 2, 2016 and September 27, 2015. Refer to the section titled “Operating Segment Results” for a more detailed discussion of net sales and EBIT by operating segment, including the reconciliation of segment EBIT to income before income taxes.

	Three months ended
Operating Segments	October 2, 2016			September 27, 2015			Percent change
		Percent			Percent		2016 vs. 2015
In millions	Sales	of Total	EBIT	Sales (1)	of Total	EBIT (1)	Sales	EBIT
Engine	$1,859	44%	$89	$2,102	45%	$217	(12)%	(59)%
Distribution	1,504	36%	96	1,551	34%	123	(3)%	(22)%
Components	1,143	27%	148	1,240	27%	156	(8)%	(5)%
Power Systems	856	21%	59	982	21%	74	(13)%	(20)%
Intersegment eliminations	(1,175)	(28)%	—	(1,255)	(27)%	—	(6)%	—
Non-segment	—	—	6	—	—	7	—	(14)%
Total	$4,187	100%	$398	$4,620	100%	$577	(9)%	(31)%

____________________________________
(1) Sales and EBIT numbers were adjusted for the segment reorganization. See Note 13, "OPERATING SEGMENTS," to the Condensed Consolidated Financial Statements for additional information.
Net income attributable to Cummins was $289 million, or $1.72 per diluted share, on sales of $4.2 billion for the three months ended October 2, 2016, versus the comparable prior year period net income attributable to Cummins of $380 million, or $2.14 per diluted share, on sales of $4.6 billion. The decrease in net income and earnings per diluted share was driven by lower gross margin and an accrual for a loss contingency, partially offset by decreased research, development and engineering expenses, a lower effective tax rate and decreased selling, general and administrative expenses. The decrease in gross margin was primarily due to lower volume and unfavorable mix, partially offset by lower material and commodity costs.

	Nine months ended
Operating Segments	October 2, 2016			September 27, 2015			Percent change
		Percent			Percent		2016 vs. 2015
In millions	Sales	of Total	EBIT	Sales (1)	of Total	EBIT (1)	Sales	EBIT
Engine	$5,837	45%	$492	$6,572	46%	$695	(11)%	(29)%
Distribution	4,511	35%	270	4,522	32%	324	—%	(17)%
Components	3,659	28%	501	3,936	27%	574	(7)%	(13)%
Power Systems	2,585	20%	195	3,081	21%	302	(16)%	(35)%
Intersegment eliminations	(3,586)	(28)%	—	(3,767)	(26)%	—	(5)%	—
Non-segment	—	—	15	—	—	(35)	—	NM
Total	$13,006	100%	$1,473	$14,344	100%	$1,860	(9)%	(21)%
____________________________________
"NM" - not meaningful information
(1) Sales and EBIT numbers were adjusted for the segment reorganization. See Note 13, "OPERATING SEGMENTS," to the Condensed Consolidated Financial Statements for additional information.
Net income attributable to Cummins was $1.0 billion, or $5.99 per diluted share, on sales of $13.0 billion for the nine months ended October 2, 2016, versus the comparable prior year period net income attributable to Cummins of $1.2 billion, or $6.90 per diluted share, on sales of $14.3 billion. The decrease in net income and earnings per diluted share was driven by lower gross margin and an accrual for a loss contingency, partially offset by lower research, development and engineering expenses, decreased selling, general and administrative expenses and a lower effective tax rate. The decrease in gross margin was primarily due to lower volumes, unfavorable mix and unfavorable foreign currency fluctuations (primarily in the Canadian dollar, Australian dollar, Brazilian real and South African rand), partially offset by lower material and commodity costs, lower warranty expense and improved Distribution segment margins related to the acquisition of North American distributors since December 31, 2014. Diluted earnings per share for the nine months ended October 2, 2016, benefited $0.18 from fewer weighted average shares outstanding, primarily due to purchases under the stock repurchase programs.
We generated $1.3 billion of operating cash flows for the nine months ended October 2, 2016, compared to $1.1 billion for the same period in 2015. Refer to the section titled "Cash Flows" in the "Liquidity and Capital Resources" section for a discussion of items impacting cash flows.

During the first nine months of 2016, we repurchased $745 million, or 7.1 million shares of common stock, including completion of the accelerated share repurchase agreement finalized in the second quarter of 2016. See Note 2, "BASIS OF PRESENTATION," to the Condensed Consolidated Financial Statements for additional information.
Our debt to capital ratio (total capital defined as debt plus equity) at October 2, 2016, was 21.2 percent, compared to 17.5 percent at December 31, 2015. The increase was due to the repurchases of common stock and higher total debt, primarily due to the commercial paper program. At October 2, 2016, we had $1.5 billion in cash and marketable securities on hand and access to our credit facilities, if necessary, to meet currently anticipated investment and funding needs.

In July 2016, our Board of Directors authorized an increase to our quarterly dividend of 5.1 percent from $0.975 per share to $1.025 per share.
Our global pension plans, including our unfunded and non-qualified plans, were 111 percent funded at December 31, 2015. Our U.S. qualified plan, which represents approximately 57 percent of the worldwide pension obligation, was 119 percent funded and our U.K. plan was 123 percent funded. We expect to contribute $146 million to our U.S. and U.K. pension plans and $44 million to our German pension plans in 2016. In addition, we expect our 2016 net periodic pension cost to approximate $42 million. See Note 3, "PENSION AND OTHER POSTRETIREMENT BENEFITS," to the Condensed Consolidated Financial Statements for additional information.
In the third quarter of 2016, we recorded an additional accrual of $99 million for an existing loss contingency. For the nine months ended October 2, 2016, we accrued a total of $138 million related to this matter. See Note 10, "COMMITMENTS AND CONTINGENCIES," to the Condensed Consolidated Financial Statements for additional information.
We expect our effective tax rate for the full year of 2016 to approximate 25.5 percent, excluding any one-time tax items.
In October 2016, we completed the acquisition of the remaining interest in the final previously unconsolidated North American distributor for $97 million and will recognize a gain of $13 million in the fourth quarter on the fair value adjustment resulting from the acquisition.

OUTLOOK
Our outlook reflects the following trends for the remainder of 2016:

•	We expect demand for pick-up trucks in North America to remain strong.

•	We intend to realize annualized savings from the 2015 restructuring actions of approximately $160 million.
Our outlook reflects the following challenges to our business that may reduce our revenue and earnings potential for the remainder of 2016:

•	We expect industry production of heavy-duty trucks in North America to decline.

•	We expect power generation markets to remain weak.

•	We expect industry production of medium-duty trucks in North America to decline.

•	We expect North American construction markets to weaken.

•	We believe weak economic conditions in Brazil will continue to negatively impact demand across our businesses.

•	Foreign currency volatility could continue to put pressure on our revenues and earnings.

•	We expect market demand to remain weak in the oil and gas and commercial marine markets as the result of low crude oil prices.

•	We expect demand for equipment in global mining markets to remain weak.

•	We could close or restructure additional manufacturing facilities as we evaluate the appropriate size and structure of our manufacturing capacity, which could result in additional charges.

RESULTS OF OPERATIONS

	Three months ended		Favorable/		Nine months ended		Favorable/
	October 2, 2016	September 27, 2015	(Unfavorable)		October 2, 2016	September 27, 2015	(Unfavorable)
In millions (except per share amounts)			Amount	Percent			Amount	Percent
NET SALES	$4,187	$4,620	$(433)	(9)%	$13,006	$14,344	$(1,338)	(9)%
Cost of sales	3,108	3,412	304	9%	9,674	10,609	935	9%
GROSS MARGIN	1,079	1,208	(129)	(11)%	3,332	3,735	(403)	(11)%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	513	530	17	3%	1,527	1,584	57	4%
Research, development and engineering expenses	157	197	40	20%	478	558	80	14%
Equity, royalty and interest income from investees	74	78	(4)	(5)%	234	240	(6)	(3)%
Loss contingency	99	—	(99)	NM	138	—	(138)	NM
Other operating expense, net	—	(2)	2	100%	(2)	(5)	3	60%
OPERATING INCOME	384	557	(173)	(31)%	1,421	1,828	(407)	(22)%
Interest income	6	9	(3)	(33)%	18	20	(2)	(10)%
Interest expense	16	16	—	—%	51	47	(4)	(9)%
Other income, net	8	11	(3)	(27)%	34	12	22	NM
INCOME BEFORE INCOME TAXES	382	561	(179)	(32)%	1,422	1,813	(391)	(22)%
Income tax expense	82	169	87	51%	362	521	159	31%
CONSOLIDATED NET INCOME	300	392	(92)	(23)%	1,060	1,292	(232)	(18)%
Less: Net income attributable to noncontrolling interests	11	12	1	8%	44	54	10	19%
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$289	$380	$(91)	(24)%	$1,016	$1,238	$(222)	(18)%
Diluted Earnings Per Common Share Attributable to Cummins Inc.	$1.72	$2.14	$(0.42)	(20)%	$5.99	$6.90	$(0.91)	(13)%
"NM" - not meaningful information

	Three months ended		Favorable/ (Unfavorable)	Nine months ended		Favorable/ (Unfavorable)
	October 2, 2016	September 27, 2015		October 2, 2016	September 27, 2015
Percent of sales			Percentage Points			Percentage Points
Gross margin	25.8%	26.1%	(0.3)	25.6%	26.0%	(0.4)
Selling, general and administrative expenses	12.3%	11.5%	(0.8)	11.7%	11.0%	(0.7)
Research, development and engineering expenses	3.7%	4.3%	0.6	3.7%	3.9%	0.2
Net Sales
Net sales for the three months ended October 2, 2016, decreased by $433 million versus the comparable period in 2015. The primary drivers were as follows:

•
Engine segment sales decreased 12 percent primarily due to lower demand in North American on-highway markets and lower demand in most North American off-highway markets, partially offset by increased sales in the light-duty automotive market.

•
Power Systems segment sales decreased 13 percent primarily due to lower demand in all reporting structures and decreased sales in most regions with the largest declines in Asia (excluding China), Middle East, North America and Africa.

•	Components segment sales decreased 8 percent primarily due to lower demand in most lines of businesses, primarily in North American on-highway markets, partially offset by higher demand in China.

•	Foreign currency fluctuations unfavorably impacted sales by approximately 2 percent primarily in the British pound and Chinese renminbi.

•
Distribution segment sales decreased 3 percent, primarily due to a decline in organic sales in engine markets, partially offset by higher sales related to the acquisition of North American distributors since December 31, 2014.

Net sales for the nine months ended October 2, 2016, decreased by $1.3 billion versus the comparable period in 2015. The primary drivers were as follows:

•
Engine segment sales decreased 11 percent primarily due to lower demand in North American on-highway markets and lower demand in most global off-highway markets, partially offset by increased sales in the light-duty automotive market.

•
Power Systems segment sales decreased 16 percent primarily due to lower demand in all reporting structures and decreased sales in most regions with the largest declines in North America, China, Asia, Middle East, Africa, Western Europe and Mexico, partially offset by increased sales in Russia.

•	Components segment sales decreased 7 percent primarily due to lower demand in all lines of business, mostly in North American on-highway markets, partially offset by higher demand in China.

•
Foreign currency fluctuations unfavorably impacted sales by approximately 2 percent primarily in the Chinese renminbi, British pound, Brazilian real, Indian rupee, Canadian dollar, Australian dollar and South African rand.

Sales to international markets, based on location of customers, for both the three and nine months ended October 2, 2016, were 41 percent of total net sales compared with 38 percent and 39 percent of total net sales, respectively, for the comparable periods in 2015. A more detailed discussion of sales by segment is presented in the “OPERATING SEGMENT RESULTS” section.
Gross Margin
Gross margin decreased $129 million for the three months ended October 2, 2016, versus the comparable period in 2015, and decreased 0.3 points as a percentage of sales. The decrease in gross margin dollars was primarily due to lower volume and unfavorable mix, partially offset by lower material and commodity costs.
Gross margin decreased $403 million for the nine months ended October 2, 2016, versus the comparable period in 2015, and decreased 0.4 points as a percentage of sales. The decrease in gross margin dollars was primarily due to lower volumes, unfavorable mix and unfavorable foreign currency fluctuations (primarily in the Canadian dollar, Australian dollar, Brazilian real and South African rand), partially offset by lower material and commodity costs, lower warranty expense and improved Distribution segment margins related to the acquisition of North American distributors since December 31, 2014.
The provision for base warranties issued, excluding campaigns, as a percent of sales for the three and nine months ended October 2, 2016, was 1.5 percent and 1.7 percent, respectively, compared to 1.8 percent and 2.0 percent for the comparable periods in 2015. A more detailed discussion of margin by segment is presented in the “OPERATING SEGMENT RESULTS” section.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $17 million for the three months ended October 2, 2016, versus the comparable period in 2015, primarily due to lower compensation expenses as a result of restructuring actions taken in the fourth quarter of 2015, partially offset by higher consulting expenses. Compensation and related expenses include salaries, fringe benefits and variable compensation. Overall, selling, general and administrative expenses, as a percentage of sales, increased to 12.3 percent in the three months ended October 2, 2016, from 11.5 percent in the comparable period in 2015.
Selling, general and administrative expenses decreased $57 million for the nine months ended October 2, 2016, versus the comparable period in 2015, primarily due to lower compensation expenses as a result of restructuring actions taken in the fourth quarter of 2015, and lower consulting expenses. Overall, selling, general and administrative expenses, as a percentage of sales, increased to 11.7 percent in the nine months ended October 2, 2016, from 11.0 percent in the comparable period in 2015.
Research, Development and Engineering Expenses
Research, development and engineering expenses decreased $40 million for the three months ended October 2, 2016, versus the comparable period in 2015, primarily due to lower consulting expenses, decreased compensation expenses as a result of restructuring actions taken in the fourth quarter of 2015, and increased expense recovery from customers and external parties. Compensation and related expenses include salaries, fringe benefits and variable compensation. Overall, research, development and engineering expenses, as a percentage of sales, decreased to 3.7 percent in the three months ended October 2, 2016, from 4.3 percent in the comparable period in 2015.
Research, development and engineering expenses decreased $80 million for the nine months ended October 2, 2016, versus the comparable period in 2015, primarily due to lower consulting expenses and decreased compensation expenses as a result of restructuring actions taken in the fourth quarter of 2015. Overall, research, development and engineering expenses, as a percentage of sales, decreased to 3.7 percent in the nine months ended October 2, 2016, from 3.9 percent in the comparable period in 2015.
Research activities continue to focus on development of new products to meet future emission standards around the world and improvements in fuel economy performance.
Equity, Royalty and Interest Income from Investees
Equity, royalty and interest income from investees decreased $4 million for the three months ended October 2, 2016, versus the comparable period in 2015, primarily due to the impact of an asset impairment incurred by one of our Power Systems joint ventures ($8 million), partially offset by increased earnings at Chongqing Engine Company, Ltd.

Equity, royalty and interest income from investees decreased $6 million for the nine months ended October 2, 2016, versus the comparable period in 2015, primarily due to lower earnings from North American distributors ($9 million), the impact of an asset impairment incurred by one of our Power Systems joint ventures ($8 million) and decreased earnings at Dongfeng Cummins Engine Company, Ltd. ($8 million). These decreases were partially offset by higher earnings at Beijing Foton Cummins Engine Co., Ltd. ($12 million).

Loss Contingency
In the third quarter of 2016, we recorded an additional accrual of $99 million for an existing loss contingency. For the nine months ended October 2, 2016, we accrued a total of $138 million related to this matter. See Note 10, "COMMITMENTS AND CONTINGENCIES," to the Condensed Consolidated Financial Statements for additional information.

Other Operating Expense, Net
Other operating expense, net was as follows:

	Three months ended		Nine months ended
In millions	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Loss on write off of assets	$(5)	$(3)	$(14)	$(3)
Amortization of intangible assets	(2)	(4)	(7)	(15)
Royalty income, net	7	4	20	14
Other, net	—	1	(1)	(1)
Total other operating expense, net	$—	$(2)	$(2)	$(5)
Interest Income
Interest income for the three and nine months ended October 2, 2016, decreased $3 million and $2 million, respectively, versus the comparable periods in 2015 primarily due to interest earned on a favorable tax settlement in Brazil in 2015.
Interest Expense
Interest expense for the three months ended October 2, 2016, remained flat versus the comparable period in 2015.
Interest expense for the nine months ended October 2, 2016, increased $4 million versus the comparable period in 2015, primarily due to an increase in total weighted average debt outstanding.

Other Income, Net
Other income, net was as follows:

	Three months ended		Nine months ended
In millions	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Change in cash surrender value of corporate owned life insurance	$10	$(11)	$33	$(9)
Dividend income	1	—	3	2
Gain on fair value adjustment for consolidated investees	—	17	—	17
Foreign currency (loss) gain, net	—	3	(11)	(2)
Bank charges	(3)	(3)	(7)	(7)
Other, net	—	5	16	11
Total other income, net	$8	$11	$34	$12
Income Tax Expense
Our effective tax rate for the year is expected to approximate 25.5 percent, excluding any one-time items that may arise. Our tax rate is generally less than the 35 percent U.S. statutory income tax rate primarily due to lower tax rates on foreign income and the research tax credit.
Our effective tax rate for the three and nine months ended October 2, 2016, was 21.5 percent and 25.5 percent, respectively.
Our effective tax rate for the three and nine months ended September 27, 2015, was 30.1 percent and 28.7 percent, respectively. The tax rate for the nine months ended September 27, 2015, included an $18 million discrete tax benefit to reflect the release of reserves for uncertain tax positions related to a favorable federal audit settlement.
The decrease in the effective tax rate for the three and nine months ended October 2, 2016, versus the comparable periods in 2015 was primarily due to favorable changes in the jurisdictional mix of pre-tax income.
It is reasonably possible that our existing liabilities for uncertain tax benefits may decrease in an amount ranging from $20 million to $26 million within the next 12 months for U.S. and non-U.S. audits that are in progress.
Noncontrolling Interests
Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities. Noncontrolling interests in income of consolidated subsidiaries for the three months ended October 2, 2016, remained relatively flat versus the comparable period in 2015.
Noncontrolling interests in income of consolidated subsidiaries for the nine months ended October 2, 2016, decreased $10 million primarily due to lower earnings as a result of the consolidation of North American distributors since December 31, 2014 and lower earnings at Cummins India Ltd.
Net Income Attributable to Cummins Inc. and Diluted Earnings Per Share Attributable to Cummins Inc.
Net income and diluted earnings per share attributable to Cummins Inc. for the three months ended October 2, 2016, decreased $91 million and $0.42 per share, respectively versus the comparable period in 2015, primarily due to lower gross margin and an accrual for a loss contingency, partially offset by decreased research, development and engineering expenses, a lower effective tax rate and decreased selling, general and administrative expenses.
Net income and diluted earnings per share attributable to Cummins Inc. for the nine months ended October 2, 2016, decreased $222 million and $0.91 per share, respectively versus the comparable period in 2015, primarily due to lower gross margin and an accrual for a loss contingency, partially offset by lower research, development and engineering expenses, decreased selling, general and administrative expenses and a lower effective tax rate. Diluted earnings per share for the nine months ended October 2, 2016, benefited $0.18 from fewer weighted average shares outstanding, primarily due to purchases under the stock repurchase programs.

Comprehensive Income - Foreign Currency Translation Adjustment
The foreign currency translation adjustment was a net loss of $29 million and $299 million, respectively, for the three and nine months ended October 2, 2016, compared to a net loss of $221 million and $252 million for the three and nine months ended September 27, 2015, respectively, and was driven by the following:

	Three months ended
	October 2, 2016		September 27, 2015
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly owned subsidiaries	$(33)	British pound, Brazilian real offset by Indian rupee	$(189)	British pound, Brazilian real
Equity method investments	1	Indian rupee, Japanese yen offset by Chinese renminbi	(19)	Chinese renminbi, Indian rupee
Consolidated subsidiaries with a non-controlling interest	3	Indian rupee	(13)	Indian rupee
Total	$(29)		$(221)

	Nine months ended
	October 2, 2016		September 27, 2015
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly owned subsidiaries	$(288)	British pound, Chinese renminbi offset by Brazilian real	$(218)	Brazilian real, British pound
Equity method investments	(8)	Chinese renminbi offset by Japanese yen, Mexican peso(1)	(19)	Chinese renminbi, Indian rupee
Consolidated subsidiaries with a non-controlling interest	(3)	Indian rupee, Chinese renminbi	(15)	Indian rupee
Total	$(299)		$(252)
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
As previously announced, beginning with the second quarter of 2016, we realigned certain of our reportable segments to be consistent with changes to our organizational structure and how the CODM monitors the performance of our segments. We reorganized our business to combine our Power Generation segment and our high-horsepower engine business to create the new Power Systems segment. Our reportable operating segments consist of Engine, Distribution, Components and Power Systems. We began to report results for our new reporting structure in the second quarter of 2016 and also reflected this change for historical periods. The formation of the Power Systems segment combined two businesses that were already strongly interdependent, which will allow us to streamline business and technical processes to accelerate innovation, grow market share and more efficiently manage our supply chain and manufacturing operations.
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
Following is a discussion of results for each of our operating segments.
Engine Segment Results
Financial data for the Engine segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	October 2,	September 27,	(Unfavorable)		October 2,	September 27,	(Unfavorable)
In millions	2016	2015	Amount	Percent	2016	2015	Amount	Percent
External sales (1)	$1,357	$1,627	$(270)	(17)%	$4,350	$5,150	$(800)	(16)%
Intersegment sales (1)	502	475	27	6%	1,487	1,422	65	5%
Total sales	1,859	2,102	(243)	(12)%	5,837	6,572	(735)	(11)%
Depreciation and amortization	42	47	5	11%	121	140	19	14%
Research, development and engineering expenses	56	73	17	23%	166	195	29	15%
Equity, royalty and interest income from investees	38	33	5	15%	120	107	13	12%
Loss contingency	99	—	(99)	NM	138	—	(138)	NM
Interest income	3	6	(3)	(50)%	8	10	(2)	(20)%
Segment EBIT	89	217	(128)	(59)%	492	695	(203)	(29)%

			Percentage Points				Percentage Points
Segment EBIT as a percentage of total sales	4.8%	10.3%		(5.5)	8.4%	10.6%		(2.2)
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

Sales for our Engine segment by market were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	October 2,	September 27,	(Unfavorable)		October 2,	September 27,	(Unfavorable)
In millions	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Heavy-duty truck	$625	$784	$(159)	(20)%	$1,878	$2,416	$(538)	(22)%
Medium-duty truck and bus	517	585	(68)	(12)%	1,666	1,867	(201)	(11)%
Light-duty automotive	345	339	6	2%	1,172	1,074	98	9%
Total on-highway	1,487	1,708	(221)	(13)%	4,716	5,357	(641)	(12)%
Off-highway	372	394	(22)	(6)%	1,121	1,215	(94)	(8)%
Total sales	$1,859	$2,102	$(243)	(12)%	$5,837	$6,572	$(735)	(11)%
Unit shipments by engine classification (including unit shipments to Power Systems and off-highway engine units included in their respective classification) were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	October 2,	September 27,	(Unfavorable)		October 2,	September 27,	(Unfavorable)
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Heavy-duty	20,100	28,600	(8,500)	(30)%	60,500	90,100	(29,600)	(33)%
Medium-duty	53,400	59,600	(6,200)	(10)%	171,100	187,400	(16,300)	(9)%
Light-duty	49,800	47,800	2,000	4%	168,600	152,400	16,200	11%
Total unit shipments	123,300	136,000	(12,700)	(9)%	400,200	429,900	(29,700)	(7)%
Sales
Engine segment sales for the three months ended October 2, 2016, decreased $243 million versus the comparable period in 2015. The following were the primary drivers:

•	Heavy-duty truck engine sales decreased $159 million primarily due to lower demand in the North American heavy-duty truck market with decreased engine shipments of 36 percent.

•
Medium-duty truck and bus sales decreased $68 million primarily due to lower demand in global medium-duty truck markets with decreased engine shipments of 18 percent, primarily in North America, Western Europe and Latin America (excluding Brazil).

•
Off-highway sales decreased $22 million primarily due to decreased engine shipments to most industrial markets in North America, partially offset by increased unit shipments of 22 percent in international construction markets.

The decreases above were partially offset by an increase in light-duty automotive sales of $6 million primarily due to new sales for the Nissan pick-up truck platform launched in the second half of 2015.
Total on-highway-related sales for the three months ended October 2, 2016, were 80 percent of total engine segment sales, compared to 81 percent for the comparable period in 2015.
Engine segment sales for the nine months ended October 2, 2016, decreased $735 million versus the comparable period in 2015. The following were the primary drivers:

•	Heavy-duty truck engine sales decreased $538 million primarily due to lower demand in the North American heavy-duty truck market with decreased engine shipments of 39 percent.

•
Medium-duty truck and bus sales decreased $201 million primarily due to lower demand in most global medium-duty truck markets with decreased engine shipments of 18 percent, primarily in North America, Brazil and Mexico.

•
Off-highway sales decreased $94 million primarily due to decreased engine shipments in most North American industrial markets, partially offset by increased unit shipments of 21 percent in international construction markets.

The decreases above were partially offset by an increase in light-duty automotive sales of $98 million primarily due to new sales for the Nissan pick-up truck platform launched in the second half of 2015.
Total on-highway-related sales for the nine months ended October 2, 2016, were 81 percent of total engine segment sales, compared to 82 percent for the comparable period in 2015.
Segment EBIT
Engine segment EBIT for the three months ended October 2, 2016, decreased $128 million versus the comparable period in 2015 primarily due to an additional accrual for a loss contingency and lower gross margin, partially offset by lower research, development and engineering expenses and lower selling, general and administrative expenses.
Engine segment EBIT for the nine months ended October 2, 2016, decreased $203 million versus the comparable period in 2015 primarily due to lower gross margin and an additional accrual for a loss contingency, partially offset by lower selling, general and administrative expenses, lower research, development and engineering expenses and higher equity, royalty and interest income from investees. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Nine months ended
	October 2, 2016 vs. September 27, 2015			October 2, 2016 vs. September 27, 2015
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of total sales	Amount	Percent	Percentage point change as a percent of total sales
Gross margin	$(67)	(16)%	(1.1)	$(175)	(14)%	(0.6)
Selling, general and administrative expenses	14	9%	(0.2)	64	13%	0.1
Research, development and engineering expenses	17	23%	0.5	29	15%	0.2
Equity, royalty and interest income from investees	5	15%	0.4	13	12%	0.5
Loss contingency (1)	(99)	NM	NM	(138)	NM	NM
______________________________________
"NM" - not meaningful information
(1) See Note 10, "COMMITMENTS AND CONTINGENCIES," to the Condensed Consolidated Financial Statements for additional information.
The decrease in gross margin dollars for the three months ended October 2, 2016, versus the comparable period in 2015, was primarily due to lower volumes and unfavorable mix, partially offset by lower material and commodity costs and favorable product coverage. The decrease in selling, general and administrative expenses was primarily due to lower compensation expenses as the result of restructuring actions taken in the fourth quarter of 2015, and lower consulting expenses. The decrease in research, development and engineering expenses was primarily due to lower compensation expenses as the result of restructuring actions taken in the fourth quarter of 2015.
The decrease in gross margin for the nine months ended October 2, 2016, versus the comparable period in 2015, was primarily due to lower volumes and unfavorable mix, partially offset by favorable product coverage and lower material and commodity costs. The decrease in selling, general and administrative expenses was primarily due to lower compensation expenses as the result of restructuring actions taken in the fourth quarter of 2015, and lower consulting expenses. The decrease in research, development and engineering expenses was primarily due to lower compensation expenses as a result of restructuring actions taken in the fourth quarter of 2015, and higher expense recovery from customers and external parties, partially offset by increased engine testing costs. The increase in equity, royalty and interest income from investees was primarily due to increased earnings at Beijing Foton Cummins Engine Co., Ltd., partially offset by decreased earnings at Dongfeng Cummins Engine Company, Ltd. and Cummins Westport, Inc.

Distribution Segment Results
Financial data for the Distribution segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	October 2,	September 27,	(Unfavorable)		October 2,	September 27,	(Unfavorable)
In millions	2016	2015	Amount	Percent	2016	2015	Amount	Percent
External sales	$1,497	$1,543	$(46)	(3)%	$4,493	$4,499	$(6)	—%
Intersegment sales	7	8	(1)	(13)%	18	23	(5)	(22)%
Total sales	1,504	1,551	(47)	(3)%	4,511	4,522	(11)	—%
Depreciation and amortization	28	26	(2)	(8)%	86	78	(8)	(10)%
Research, development and engineering expenses	3	2	(1)	(50)%	10	8	(2)	(25)%
Equity, royalty and interest income from investees	19	19	—	—%	56	60	(4)	(7)%
Interest income	1	1	—	—%	3	3	—	—%
Segment EBIT	96	123	(27)	(22)%	270	324	(54)	(17)%

			Percentage Points				Percentage Points
Segment EBIT as a percentage of total sales	6.4%	7.9%		(1.5)	6.0%	7.2%		(1.2)
Sales for our Distribution segment by region were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	October 2,	September 27,	(Unfavorable)		October 2,	September 27,	(Unfavorable)
In millions	2016	2015	Amount	Percent	2016	2015	Amount	Percent
North & Central America	$988	$992	$(4)	—%	$2,928	$2,901	$27	1%
Europe, CIS and China	185	190	(5)	(3)%	569	543	26	5%
Asia Pacific	175	186	(11)	(6)%	531	550	(19)	(3)%
Africa	47	64	(17)	(27)%	154	169	(15)	(9)%
India	44	42	2	5%	131	121	10	8%
Middle East	38	48	(10)	(21)%	120	145	(25)	(17)%
South America	27	29	(2)	(7)%	78	93	(15)	(16)%
Total sales	$1,504	$1,551	$(47)	(3)%	$4,511	$4,522	$(11)	—%
Sales for our Distribution segment by product line were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	October 2,	September 27,	(Unfavorable)		October 2,	September 27,	(Unfavorable)
In millions	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Parts (1)	$643	$604	$39	6%	$1,933	$1,775	$158	9%
Service	299	301	(2)	(1)%	895	892	3	—%
Power generation	291	323	(32)	(10)%	892	893	(1)	—%
Engines	271	323	(52)	(16)%	791	962	(171)	(18)%
Total sales	$1,504	$1,551	$(47)	(3)%	$4,511	$4,522	$(11)	—%
____________________________________
(1) In conjunction with our segment realignment, we also changed "Parts and filtration" to "Parts."
Sales
Distribution segment sales for the three months ended October 2, 2016, decreased $47 million versus the comparable period in 2015, primarily due to a decline in organic sales of $75 million (primarily engine markets) and unfavorable foreign currency fluctuations (primarily in the Canadian dollar, Chinese renminbi, South African rand and British pound), partially offset by $42 million of sales related to the acquisition of North American distributors since December 31, 2014.
Distribution segment sales for the nine months ended October 2, 2016, decreased $11 million versus the comparable period in 2015, primarily due to a decline in organic sales of $188 million (primarily engine markets) and unfavorable foreign currency fluctuations (primarily in the Canadian dollar, Australian dollar, South African rand, Indian rupee, Chinese renminbi and

Brazilian real), partially offset by $265 million of segment sales related to the acquisition of North American distributors since December 31, 2014.
Segment EBIT
Distribution segment EBIT for the three months ended October 2, 2016, decreased $27 million versus the comparable period in 2015, primarily due to higher selling, general and administrative expenses (mainly related to the acquisition of North American distributors since December 31, 2014) and unfavorable foreign currency fluctuations (primarily in the Canadian dollar and Australian dollar), partially offset by higher gross margin.
Distribution segment EBIT for the nine months ended October 2, 2016, decreased $54 million versus the comparable period in 2015, primarily due to higher selling, general and administrative expenses (mainly related to the acquisition of North American distributors since December 31, 2014) and unfavorable foreign currency fluctuations (primarily in the Australian dollar, Canadian dollar and Nigerian naira), partially offset by higher gross margin. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Nine months ended
	October 2, 2016 vs. September 27, 2015			October 2, 2016 vs. September 27, 2015
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of total sales	Amount	Percent	Percentage point change as a percent of total sales
Gross margin	$4	2%	0.8	$25	3%	0.6
Selling, general and administrative expenses	(9)	(5)%	(1.0)	(50)	(10)%	(1.1)
Equity, royalty and interest income from investees	—	—%	0.1	(4)	(7)%	(0.1)
The increase in gross margin dollars for the three months ended October 2, 2016, versus the comparable period in 2015, was primarily due to the acquisition of North American distributors since December 31, 2014 and improved pricing, partially offset by lower volumes and unfavorable foreign currency fluctuations (primarily in the Canadian dollar, Australian dollar and South African rand). The increase in selling, general and administrative expenses was primarily due to higher compensation expenses related to the acquisition of North American distributors and higher consulting expenses.
The increase in gross margin for the nine months ended October 2, 2016, versus the comparable period in 2015, was primarily due to the acquisition of North American distributors since December 31, 2014 and improved pricing, partially offset by unfavorable foreign currency fluctuations (primarily in the Canadian dollar, Australian dollar and South African rand) and lower volumes. The increase in selling, general and administrative expenses was primarily due to higher compensation expenses related to the acquisition of North American distributors and higher consulting expenses.

Components Segment Results
Financial data for the Components segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	October 2,	September 27,	(Unfavorable)		October 2,	September 27,	(Unfavorable)
In millions	2016	2015	Amount	Percent	2016	2015	Amount	Percent
External sales (1)	$824	$891	$(67)	(8)%	$2,654	$2,839	$(185)	(7)%
Intersegment sales (1)	319	349	(30)	(9)%	1,005	1,097	(92)	(8)%
Total sales	1,143	1,240	(97)	(8)%	3,659	3,936	(277)	(7)%
Depreciation and amortization	32	28	(4)	(14)%	95	82	(13)	(16)%
Research, development and engineering expenses	54	65	11	17%	161	183	22	12%
Equity, royalty and interest income from investees	9	9	—	—%	29	26	3	12%
Interest income	1	1	—	—%	3	3	—	—%
Segment EBIT	148	156	(8)	(5)%	501	574	(73)	(13)%

			Percentage Points				Percentage Points
Segment EBIT as a percentage of total sales	12.9%	12.6%		0.3	13.7%	14.6%		(0.9)
____________________________________
(1) Due to the acquisitions of North American distributors, sales previously recognized as external sales are now included in intersegment sales.
Sales for our Components segment by business were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	October 2,	September 27,	(Unfavorable)		October 2,	September 27,	(Unfavorable)
In millions	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Emission solutions	$540	$607	$(67)	(11)%	$1,771	$1,899	$(128)	(7)%
Filtration	244	240	4	2%	758	761	(3)	—%
Turbo technologies	241	266	(25)	(9)%	782	874	(92)	(11)%
Fuel systems	118	127	(9)	(7)%	348	402	(54)	(13)%
Total sales	$1,143	$1,240	$(97)	(8)%	$3,659	$3,936	$(277)	(7)%
Sales
Components segment sales for the three months ended October 2, 2016, decreased $97 million, across most lines of business, versus the comparable period in 2015. The following were the primary drivers:

•	Emission solutions sales decreased $67 million primarily due to lower demand in North American on-highway markets, partially offset by higher demand in China.

•	Turbo technologies sales decreased $25 million primarily due to lower demand in North American on-highway markets.

•	Foreign currency fluctuations unfavorably impacted sales results primarily in the Chinese renminbi and British pound.

•	Fuel systems sales decreased $9 million primarily due to lower demand in North American on-highway markets, partially offset by higher demand in China.
Components segment sales for the nine months ended October 2, 2016, decreased $277 million, across all lines of business, versus the comparable period in 2015. The following were the primary drivers:

•	Emission solutions sales decreased $128 million primarily due to lower demand in North American on-highway markets, partially offset by higher demand in China and Western Europe.

•	Turbo technologies sales decreased $92 million primarily due to lower demand in North American on-highway markets.

•	Foreign currency fluctuations unfavorably impacted sales results primarily in the Chinese renminbi, British pound and Brazilian real.

•	Fuel systems sales decreased $54 million primarily due to lower demand in North American on-highway markets, partially offset by higher demand in China.
Segment EBIT
Components segment EBIT for the three months ended October 2, 2016, decreased $8 million versus the comparable period in 2015, primarily due to lower gross margin and higher selling, general and administrative expenses, partially offset by lower research, development and engineering expenses.
Components segment EBIT for the nine months ended October 2, 2016, decreased $73 million versus the comparable period in 2015 primarily due to lower gross margin, higher selling, general and administrative expenses and unfavorable foreign currency fluctuations (primarily in the Brazilian real and Chinese renminbi), partially offset by lower research, development and engineering expenses. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Nine months ended
	October 2, 2016 vs. September 27, 2015			October 2, 2016 vs. September 27, 2015
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of total sales	Amount	Percent	Percentage point change as a percent of total sales
Gross margin	$(13)	(4)%	0.8	$(72)	(8)%	(0.1)
Selling, general and administrative expenses	(6)	(7)%	(1.1)	(21)	(9)%	(1.1)
Research, development and engineering expenses	11	17%	0.5	22	12%	0.2
Equity, royalty and interest income from investees	—	—%	0.1	3	12%	0.1
The decrease in gross margin for the three months ended October 2, 2016, versus the comparable period in 2015, was primarily due to lower volumes and unfavorable pricing, partially offset by lower material costs. The increase in selling, general and administrative expenses was primarily due to higher consulting and compensation expenses as a result of absorbing a greater share of corporate costs under our new methodology, partially offset by savings from restructuring actions taken in the fourth quarter of 2015. The decrease in research, development and engineering expenses was primarily due to lower consulting expenses, higher expense recovery from customers and external parties and lower compensation expenses from restructuring actions taken in the fourth quarter of 2015.
The decrease in gross margin for the nine months ended October 2, 2016, versus the comparable period in 2015, was primarily due to lower volumes, unfavorable pricing, unfavorable mix and unfavorable foreign currency fluctuations (primarily in the Brazilian real and Chinese renminbi), partially offset by lower material costs. The increase in selling, general and administrative expenses was primarily due to higher consulting and compensation expenses as a result of absorbing a greater share of corporate costs under our new methodology, partially offset by savings from restructuring actions taken in the fourth quarter of 2015. The decrease in research, development and engineering expenses was primarily due to lower consulting expenses, higher expense recovery from customers and external parties and lower compensation expenses from restructuring actions taken in the fourth quarter of 2015.

Power Systems Segment Results
Financial data for the Power Systems segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	October 2,	September 27,	(Unfavorable)		October 2,	September 27,	(Unfavorable)
In millions	2016	2015	Amount	Percent	2016	2015	Amount	Percent
External sales (1)	$509	$559	$(50)	(9)%	$1,509	$1,856	$(347)	(19)%
Intersegment sales (1)	347	423	(76)	(18)%	1,076	1,225	(149)	(12)%
Total sales	856	982	(126)	(13)%	2,585	3,081	(496)	(16)%
Depreciation and amortization	29	27	(2)	(7)%	87	81	(6)	(7)%
Research, development and engineering expenses	44	57	13	23%	141	172	31	18%
Equity, royalty and interest income from investees	8	17	(9)	(53)%	29	47	(18)	(38)%
Interest income	1	1	—	—%	4	4	—	—%
Segment EBIT	59	74	(15)	(20)%	195	302	(107)	(35)%

			Percentage Points				Percentage Points
Segment EBIT as a percentage of total sales	6.9%	7.5%		(0.6)	7.5%	9.8%		(2.3)
____________________________________
(1) Due to the acquisitions of North American distributors, sales previously recognized as external sales are now included in intersegment sales.
In the second quarter of 2016, in conjunction with the reorganization of our segments, our Power Systems segment reorganized its reporting structure into the following product lines:

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

Sales for our Power Systems segment by product line were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	October 2,	September 27,	(Unfavorable)		October 2,	September 27,	(Unfavorable)
In millions	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Power generation	$545	$621	$(76)	(12)%	$1,662	$1,955	$(293)	(15)%
Industrial	233	275	(42)	(15)%	688	850	(162)	(19)%
Generator technologies	78	86	(8)	(9)%	235	276	(41)	(15)%
Total sales	$856	$982	$(126)	(13)%	$2,585	$3,081	$(496)	(16)%
High-horsepower unit shipments by engine classification were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	October 2,	September 27,	(Unfavorable)		October 2,	September 27,	(Unfavorable)
Units	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Power generation	2,000	2,000	—	—%	6,000	6,700	(700)	(10)%
Industrial	1,000	1,200	(200)	(17)%	3,100	3,700	(600)	(16)%
Total engine shipments	3,000	3,200	(200)	(6)%	9,100	10,400	(1,300)	(13)%

Sales
Power Systems segment sales for the three months ended October 2, 2016, decreased $126 million, across all product lines, versus the comparable period in 2015. The following were the primary drivers:

•	Power generation sales decreased $76 million, in most regions, with the largest declines in demand primarily in Middle East, Asia and North America.

•
Industrial sales decreased $42 million primarily due to lower demand in North America (mainly oil and gas markets, partially offset by rail markets), Asia (mainly mining markets) and China (mainly marine markets).

•	Foreign currency fluctuations unfavorably impacted sales results primarily in the British pound and Indian rupee.
Power Systems segment sales for the nine months ended October 2, 2016, decreased $496 million, across all product lines, versus the comparable period in 2015. The following were the primary drivers:

•	Power generation sales decreased $293 million, in most regions, with the largest declines in demand primarily in China, Middle East, Asia, Western Europe, Africa, Mexico and Brazil.

•
Industrial sales decreased $162 million primarily due to lower demand in North America (mainly oil and gas markets, partially offset by rail markets), China (mainly marine and mining markets), Asia (mainly marine and mining markets) and Western Europe (mostly mining markets).

•	Foreign currency fluctuations unfavorably impacted sales results primarily in the Indian rupee, British pound, Brazilian real and Chinese renminbi.
Segment EBIT
Power Systems segment EBIT for the three months ended October 2, 2016, decreased $15 million versus the comparable period in 2015, primarily due to lower gross margin, partially offset by lower selling, general and administrative expenses and favorable foreign currency fluctuations (primarily in the British pound).
Power Systems segment EBIT for the nine months ended October 2, 2016, decreased $107 million versus the comparable period in 2015 primarily due to lower gross margin, partially offset by lower selling, general and administrative expenses, lower research, development and engineering expenses and favorable foreign currency fluctuations (primarily in the British pound). Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Nine months ended
	October 2, 2016 vs. September 27, 2015			October 2, 2016 vs. September 27, 2015
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of total sales	Amount	Percent	Percentage point change as a percent of total sales
Gross margin	$(32)	(14)%	(0.3)	$(189)	(24)%	(2.4)
Selling, general and administrative expenses	18	15%	0.3	64	18%	0.3
Research, development and engineering expenses	13	23%	0.7	31	18%	0.1
Equity, royalty and interest income from investees	(9)	(53)%	(0.8)	(18)	(38)%	(0.4)
The decrease in gross margin for the three months ended October 2, 2016, versus the comparable period in 2015, was primarily due to lower volumes, partially offset by favorable foreign currency fluctuations (primarily in the British pound). The decrease in selling, general and administrative expenses was primarily due to lower compensation expenses as the result of restructuring actions taken in the fourth quarter of 2015, and lower consulting expenses. The decrease in research, development and engineering expenses was primarily due to lower consulting expenses and lower compensation expenses as the result of restructuring actions taken in the fourth quarter of 2015. The decrease in equity, royalty and interest income from investees was primarily due to the impact of an $8 million asset impairment incurred by one of our joint ventures.
The decrease in gross margin for the nine months ended October 2, 2016, versus the comparable period in 2015, was primarily due to lower volumes, partially offset by favorable foreign currency fluctuations (primarily in the British pound). The decrease in selling, general and administrative expenses was primarily due to lower compensation expenses as the result of restructuring actions taken in the fourth quarter of 2015, and lower consulting expenses. The decrease in research, development and engineering expenses was primarily due to lower consulting expenses and lower compensation expenses as the result of restructuring actions taken in the fourth quarter of 2015. The decrease in equity, royalty and interest income from investees was primarily due to the impact of an $8 million asset impairment incurred by one of our joint ventures.

Reconciliation of Segment EBIT to Income Before Income Taxes
The table below reconciles the segment information to the corresponding amounts in the Condensed Consolidated Statements of Income:

	Three months ended		Nine months ended
In millions	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Total EBIT	$392	$570	$1,458	$1,895
Non-segment EBIT (1)	6	7	15	(35)
Total segment EBIT	398	577	1,473	1,860
Less: Interest expense	16	16	51	47
Income before income taxes	$382	$561	$1,422	$1,813
____________________________________
(1) Includes intersegment sales, intersegment profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses for the three and nine months ended October 2, 2016 and September 27, 2015.

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

Dollars in millions	October 2, 2016	December 31, 2015
Working capital (1)	$3,486	$4,144
Current ratio	1.81	2.09
Accounts and notes receivable, net	$2,873	$2,820
Days’ sales in receivables	60	55
Inventories	$2,820	$2,707
Inventory turnover	4.5	4.9
Accounts payable (principally trade)	$1,781	$1,706
Days' payable outstanding	50	48
Total debt	$1,949	$1,639
Total debt as a percent of total capital (2)	21.2%	17.5%
____________________________________
(1) Working capital includes cash and cash equivalents.
(2) The increase in our debt to capital ratio was due to the repurchases of common stock and higher total debt, primarily due to the commercial paper program.
Cash Flows
Cash and cash equivalents were impacted as follows:

	Nine months ended
In millions	October 2, 2016	September 27, 2015	Change
Net cash provided by operating activities	$1,310	$1,131	$179
Net cash used in investing activities	(590)	(477)	(113)
Net cash used in financing activities	(1,041)	(1,215)	174
Effect of exchange rate changes on cash and cash equivalents	(139)	(52)	(87)
Net decrease in cash and cash equivalents	$(460)	$(613)	$153

Net cash provided by operating activities increased $179 million for the nine months ended October 2, 2016, versus the comparable period in 2015, primarily due to lower working capital levels and an increase in deferred income taxes, partially offset by lower consolidated net income, decreases from translation and hedging activities and restructuring payments. During the first nine months of 2016, the lower working capital requirements resulted in a cash outflow of $306 million compared to a cash outflow of $414 million in the comparable period in 2015.
Net cash used in investing activities increased $113 million for the nine months ended October 2, 2016, versus the comparable period in 2015, primarily due to higher net investments in marketable securities of $209 million and decreased cash flows from derivatives not designated as hedges of $81 million, partially offset by lower acquisitions of businesses, net of cash acquired of $101 million and lower capital expenditures of $81 million.
Net cash used in financing activities decreased $174 million for the nine months ended October 2, 2016, versus the comparable period in 2015, primarily due to higher net borrowings of commercial paper of $273 million, increased proceeds from borrowings of $87 million and higher net borrowings under short term credit agreements of $63 million, partially offset by higher common stock repurchases of $95 million, higher payments on borrowings and capital lease obligations of $92 million and higher dividend payments of $53 million.
The effect of exchange rate changes on cash and cash equivalents for the nine months ended October 2, 2016, versus the comparable period in 2015, decreased $87 million primarily due to the British pound, which decreased cash and cash equivalents by $91 million.

Sources of Liquidity
We generate significant ongoing cash flow. Cash provided by operations is our principal source of liquidity with $1.3 billion provided in the nine months ended October 2, 2016.
At October 2, 2016, our other sources of liquidity included:

	October 2, 2016
In millions	Total	U.S.	International	Primary location of international balances
Cash and cash equivalents	$1,251	$318	$933	U.K., China, Singapore
Marketable securities (1)	250	39	211	China, India
Total	$1,501	$357	$1,144
Available credit capacity
Revolving credit facility (2)	$1,750
International and other uncommitted domestic credit facilities (3)	153
____________________________________
(1) The majority of marketable securities could be liquidated into cash within a few days.
(2) The revolving credit facility is maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. At October 2, 2016, we had $273 million of commercial paper outstanding, which effectively reduced the available capacity under our revolving credit facility to $1.48 billion.
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

Uses of Cash
Share Repurchases
In November 2015, our Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon the completion of the 2014 repurchase plan. In the first nine months of 2016, we made the following purchases under the respective stock repurchase programs:

In millions (except per share amounts) For each quarter ended	Shares Purchased	Average Cost Per Share	Total Cost of Repurchases	Cash Paid for Shares Not Received	Remaining Authorized Capacity (1)
July 2014, $1 billion repurchase program
April 3 (2)	2.7	$100.12	$274	$—	$—

November 2015, $1 billion repurchase program
April 3 (2)	2.2	$105.50	$229	$100	$671
July 3	1.8	109.79	192	(100)	579
October 2	0.4	126.13	50	—	529
Subtotal	4.4	109.13	471	—

Total	7.1	$105.63	$745	$—
____________________________________
(1) The remaining authorized capacities under the 2014 and 2015 Plans were calculated based on the cost to purchase the shares but exclude commission expenses in accordance with the authorized Plans.
(2) Upon completion of the ASR in the second quarter of 2016, the shares purchased and average cost per share were updated based on the final valuation.
In 2016, we entered into an accelerated share repurchase agreement with a third party financial institution to repurchase $500 million of our common stock under our previously announced share repurchase plans and received 4.7 million shares at an average purchase price of $105.50 per share.
We may continue to repurchase outstanding shares from time to time during 2016 to enhance shareholder value and to offset the dilutive impact of employee stock based compensation plans.
Dividends
In July 2016, our Board of Directors authorized an increase to our quarterly dividend of 5.1 percent from $0.975 per share to $1.025 per share. We paid dividends of $505 million during the nine months ended October 2, 2016.
Capital Expenditures
Capital expenditures and spending on internal use software for the nine months ended October 2, 2016, were $354 million compared to $431 million in the comparable period in 2015. Despite the challenging conditions in many of our markets, we continue to invest in new product lines and targeted capacity expansions. We plan to spend between $550 million and $600 million in 2016 as we continue with product launches and facility improvements. Approximately 40 percent of our capital expenditures are expected to be invested outside of the U.S. in 2016.
Pensions
Our global pension plans, including our unfunded and non-qualified plans, were 111 percent funded at December 31, 2015. Our U.S. qualified plan, which represents approximately 57 percent of the worldwide pension obligation, was 119 percent funded and our U.K. plan was 123 percent funded. The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans. In the first nine months of 2016, the investment return on our U.S. pension trust was 11.7 percent while our U.K. pension trust return was 22.0 percent. Approximately 79 percent of our pension plan assets are held in highly liquid investments such as fixed income and equity securities. The remaining 21 percent of our plan assets are held in less liquid, but market valued investments, including real estate, private equity and insurance contracts. We anticipate making additional defined benefit pension contributions during the remainder of 2016 of $22 million for our U.S. and U.K pension plans and $44 million ($27 million of which will be cash) for our German pension plans. The estimated $146 million of U.S. and U.K. pension contributions for the full year include voluntary contributions of approximately $103 million. The $44 million contribution to the German plans is voluntary. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2016 net periodic pension cost to approximate $42 million.
Current Maturities of Short and Long-Term Debt
We had $273 million of commercial paper outstanding at October 2, 2016, that matures in less than one year. The maturity schedule of our existing long-term debt does not require significant cash outflows in the intermediate term. Required annual principal payments range from $7 million to $31 million over the next five years (including the remainder of 2016).
Restructuring Actions
We executed restructuring actions primarily in the form of professional voluntary and involuntary employee separation programs in the fourth quarter of 2015. We reduced our worldwide workforce by approximately 1,900 employees. We incurred a fourth quarter charge of $90 million ($61 million after tax) for these headcount reductions, with $86 million expected to be settled in cash, of which $60 million remained outstanding at December 31, 2015. In 2016, we paid $53 million (with approximately $7 million remaining) of restructuring payments and as of October 2, 2016 substantially all terminations were complete. See Note 12, "RESTRUCTURING ACTIONS AND OTHER CHARGES," to the Condensed Consolidated Financial Statements for additional information.
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
Management's Assessment of Liquidity
Our financial condition and liquidity remain strong. Our solid balance sheet and credit ratings enable ready access to credit and the capital markets. We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities. We believe our operating cash flow and liquidity provides us with the financial flexibility needed to fund working capital, common stock repurchases, capital expenditures, dividend payments, projected pension obligations and debt service obligations. We continue to generate cash from operations in the U.S. and maintain access to our revolving credit facility.

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
A discussion of our critical accounting estimates may be found in the “Management’s Discussion and Analysis” section of our 2015 Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.” Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first nine months of 2016.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended October 2, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The disclosure set forth under "Loss Contingency" in Note 10, "COMMITMENTS AND CONTINGENCIES," to the Condensed Consolidated Financial Statements is incorporated herein by reference.
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

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 4 - August 7	6,408	$123.57	—	107,089
August 8 - September 4	403,392	126.16	396,139	97,063
September 5 - October 2	6,391	125.20	—	91,672
Total	416,191	126.10	396,139
____________________________________
(1)  Shares purchased represent shares under our Key Employee Stock Investment Plan established in 1969 (there is no maximum repurchase limitation in this plan) and our Board of Directors authorized share repurchase programs.
(2)  These values reflect the sum of shares held in loan status under our Key Employee Stock Investment Plan. The repurchase programs authorized by the Board of Directors do not limit the number of shares that may be purchased and were excluded from this column. The dollar value remaining available for future purchases under such programs as of October 2, 2016, was $529 million.
In November 2015, our Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon the completion of the 2014 repurchase plan. During the three months ended October 2, 2016, we repurchased $50 million of common stock under the 2015 Board of Directors authorized plan.

During the three months ended October 2, 2016, we repurchased 20,052 shares from employees in connection with the Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock on an installment basis up to an established credit limit. Loans are issued for five-year terms at a fixed interest rate established at the date of purchase and may be refinanced after its initial five-year period for an additional five-year period. Participants must hold shares for a minimum of six months from date of purchase. If the shares are sold before the loan is paid off, the employee must wait six months before another share purchase may be made. We hold participants’ shares as security for the loans and would, in effect repurchase shares if the participant defaulted in repayment of the loan. There is no maximum amount of shares that we may purchase under this plan.
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

Cummins Inc.
Date:	November 1, 2016

	By:	/s/ PATRICK J. WARD	By:	/s/ MARSHA L. HUNT
		Patrick J. Ward		Marsha L. Hunt
		Vice President and Chief Financial Officer		Vice President-Corporate Controller
		(Principal Financial Officer)		(Principal Accounting Officer)

CUMMINS INC.
EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3	Bylaws, as amended and restated effective as of October 11, 2016 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on October 17, 2016).
12	Calculation of Ratio of Earnings to Fixed Charges.
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.