Form 10-Q
period 2017-04-02
CUMMINS INC
filed 2017-05-02
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 2, 2017

Commission File Number 1-4949

CUMMINS INC.
(Exact name of registrant as specified in its charter)

Indiana (State of Incorporation)	35-0257090 (IRS Employer Identification No.)
500 Jackson Street
Box 3005
Columbus, Indiana 47202-3005
(Address of principal executive offices)

Telephone (812) 377-5000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of April 2, 2017, there were 167,975,197 shares of common stock outstanding with a par value of $2.50 per share.

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

CUMMINS INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION
ITEM 1.  Condensed Consolidated Financial Statements
CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended
In millions, except per share amounts	April 2, 2017	April 3, 2016
NET SALES (a)	$4,589	$4,291
Cost of sales	3,461	3,235
GROSS MARGIN	1,128	1,056
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	537	490
Research, development and engineering expenses	158	166
Equity, royalty and interest income from investees (Note 4)	108	72
Other operating income (expense), net	5	(2)
OPERATING INCOME	546	470
Interest income	2	6
Interest expense (Note 7)	18	19
Other income (expense), net	18	8
INCOME BEFORE INCOME TAXES	548	465
Income tax expense	143	132
CONSOLIDATED NET INCOME	405	333
Less: Net income attributable to noncontrolling interests	9	12
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$396	$321

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
Basic	$2.36	$1.87
Diluted	$2.36	$1.87

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	167.5	171.8
Dilutive effect of stock compensation awards	0.5	0.2
Diluted	168.0	172.0

CASH DIVIDENDS DECLARED PER COMMON SHARE	$1.025	$0.975
____________________________________
(a) Includes sales to nonconsolidated equity investees of $267 million and $242 million for the three months ended April 2, 2017 and April 3, 2016, respectively.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended
In millions	April 2, 2017	April 3, 2016
CONSOLIDATED NET INCOME	$405	$333
Other comprehensive income (loss), net of tax (Note 10)
Foreign currency translation adjustments	80	(57)
Unrealized gain (loss) on derivatives	1	(21)
Change in pension and other postretirement defined benefit plans	21	9
Total other comprehensive income (loss), net of tax	102	(69)
COMPREHENSIVE INCOME	507	264
Less: Comprehensive income attributable to noncontrolling interests	22	12
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUMMINS INC.	$485	$252

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

In millions, except par value	April 2, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$1,322	$1,120
Marketable securities (Note 5)	145	260
Total cash, cash equivalents and marketable securities	1,467	1,380
Accounts and notes receivable, net
Trade and other	2,980	2,803
Nonconsolidated equity investees	267	222
Inventories (Note 6)	2,894	2,675
Prepaid expenses and other current assets	551	627
Total current assets	8,159	7,707
Long-term assets
Property, plant and equipment	7,746	7,635
Accumulated depreciation	(3,944)	(3,835)
Property, plant and equipment, net	3,802	3,800
Investments and advances related to equity method investees	1,059	946
Goodwill	482	480
Other intangible assets, net	345	332
Pension assets	785	731
Other assets	1,002	1,015
Total assets	$15,634	$15,011

LIABILITIES
Current liabilities
Accounts payable (principally trade)	$2,168	$1,854
Loans payable (Note 7)	48	41
Commercial paper (Note 7)	274	212
Accrued compensation, benefits and retirement costs	334	412
Current portion of accrued product warranty (Note 8)	352	333
Current portion of deferred revenue	498	468
Other accrued expenses	941	970
Current maturities of long-term debt (Note 7)	47	35
Total current liabilities	4,662	4,325
Long-term liabilities
Long-term debt (Note 7)	1,576	1,568
Postretirement benefits other than pensions	317	329
Pensions	325	326
Other liabilities and deferred revenue	1,278	1,289
Total liabilities	$8,158	$7,837

Commitments and contingencies (Note 9)

EQUITY
Cummins Inc. shareholders’ equity
Common stock, $2.50 par value, 500 shares authorized, 222.3 and 222.4 shares issued	$2,163	$2,153
Retained earnings	11,265	11,040
Treasury stock, at cost, 54.4 and 54.2 shares	(4,524)	(4,489)
Common stock held by employee benefits trust, at cost, 0.6 and 0.7 shares	(7)	(8)
Accumulated other comprehensive loss (Note 10)	(1,732)	(1,821)
Total Cummins Inc. shareholders’ equity	7,165	6,875
Noncontrolling interests	311	299
Total equity	$7,476	$7,174
Total liabilities and equity	$15,634	$15,011

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended
In millions	April 2, 2017	April 3, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$405	$333
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	139	128
Deferred income taxes	10	(2)
Equity in income of investees, net of dividends (Note 4)	(83)	(48)
Pension contributions in excess of expense (Note 3)	(23)	(50)
Other post-retirement benefits payments in excess of expense (Note 3)	(10)	(8)
Stock-based compensation expense	7	5
Restructuring charges and other actions, net of cash payments	—	(25)
Translation and hedging activities	11	(14)
Changes in current assets and liabilities, net of acquisitions
Accounts and notes receivable	(205)	(98)
Inventories	(202)	(54)
Other current assets	73	188
Accounts payable	296	107
Accrued expenses	(90)	(283)
Changes in other liabilities and deferred revenue	48	78
Other, net	3	10
Net cash provided by operating activities	379	267

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(81)	(71)
Investments in internal use software	(27)	(13)
Investments in and advances to equity investees	(20)	(25)
Investments in marketable securities—acquisitions (Note 5)	(26)	(291)
Investments in marketable securities—liquidations (Note 5)	147	35
Cash flows from derivatives not designated as hedges	(24)	(26)
Other, net	4	3
Net cash used in investing activities	(27)	(388)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	—	105
Net borrowings of commercial paper (Note 7)	62	50
Payments on borrowings and capital lease obligations	(11)	(15)
Distributions to noncontrolling interests	(10)	(10)
Dividend payments on common stock	(171)	(170)
Repurchases of common stock (Note 2)	(51)	(575)
Other, net	17	(21)
Net cash used in financing activities	(164)	(636)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	14	(39)
Net increase (decrease) in cash and cash equivalents	202	(796)
Cash and cash equivalents at beginning of year	1,120	1,711
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,322	$915

 The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

In millions	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Common Stock Held in Trust	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2015	$556	$1,622	$10,322	$(3,735)	$(11)	$(1,348)	$7,406	$344	$7,750
Net income			321				321	12	333
Other comprehensive income (loss), net of tax (Note 10)						(69)	(69)	—	(69)
Issuance of common stock		2					2	—	2
Employee benefits trust activity		9			2		11	—	11
Repurchases of common stock (Note 2)		(100)		(475)			(575)	—	(575)
Cash dividends on common stock			(170)				(170)	—	(170)
Distributions to noncontrolling interests							—	(10)	(10)
Stock based awards		(6)		7			1	—	1
Acquisition of noncontrolling interests		(7)					(7)	(6)	(13)
BALANCE AT APRIL 3, 2016	$556	$1,520	$10,473	$(4,203)	$(9)	$(1,417)	$6,920	$340	$7,260

BALANCE AT DECEMBER 31, 2016	$556	$1,597	$11,040	$(4,489)	$(8)	$(1,821)	$6,875	$299	$7,174
Net income			396				396	9	405
Other comprehensive income (loss), net of tax (Note 10)						89	89	13	102
Employee benefits trust activity		9			1		10	—	10
Repurchases of common stock				(51)			(51)	—	(51)
Cash dividends on common stock			(171)				(171)	—	(171)
Distributions to noncontrolling interests							—	(10)	(10)
Stock based awards		(1)		16			15	—	15
Other shareholder transactions		2					2	—	2
BALANCE AT APRIL 2, 2017	$556	$1,607	$11,265	$(4,524)	$(7)	$(1,732)	$7,165	$311	$7,476

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. NATURE OF OPERATIONS
Cummins Inc. (“Cummins,” “we,” “our” or “us”) was founded in 1919 as Cummins Engine Company, a corporation in Columbus, Indiana, as one of the first diesel engine manufacturers. We changed our name to Cummins Inc. in 2001. We are a global power leader that designs, manufactures, distributes and services diesel and natural gas engines and engine-related component products, including filtration, aftertreatment, turbochargers, fuel systems, controls systems, air handling systems and electric power generation systems. We sell our products to original equipment manufacturers (OEMs), distributors and other customers worldwide. We serve our customers through a network of approximately 600 wholly-owned and independent distributor locations and over 7,400 dealer locations in more than 190 countries and territories.
NOTE 2. BASIS OF PRESENTATION
Interim Condensed Financial Statements
The unaudited Condensed Consolidated Financial Statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations, financial position and cash flows. All such adjustments are of a normal recurring nature. The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles in the United States of America (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by such rules and regulations.
These interim condensed financial statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. Our interim period financial results for the three month periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
Reclassifications
Certain amounts for prior year periods have been reclassified to conform to the presentation of the current year.
Use of Estimates in Preparation of Financial Statements
Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts presented and disclosed in our Condensed Consolidated Financial Statements. Significant estimates and assumptions in these Condensed Consolidated Financial Statements require the exercise of judgment and are used for, but not limited to, allowance for doubtful accounts, estimates of future cash flows and other assumptions associated with goodwill and long-lived asset impairment tests, useful lives for depreciation and amortization, warranty programs, determination of discount rate and other assumptions for pension and other postretirement benefit costs, income taxes and deferred tax valuation allowances, lease classification and contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates.
Reporting Period
Our reporting period usually ends on the Sunday closest to the last day of the quarterly calendar period. The first quarters of 2017 and 2016 ended on April 2 and April 3, respectively. Our fiscal year ends on December 31, regardless of the day of the week on which December 31 falls.
Weighted-average Diluted Shares Outstanding
The weighted-average diluted common shares outstanding excludes the anti-dilutive effect of certain stock options since such options had an exercise price in excess of the monthly average market value of our common stock. The options excluded from diluted earnings per share were as follows:

	Three months ended
	April 2, 2017	April 3, 2016
Options excluded	116,535	1,687,666
Accelerated Share Repurchase
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
NOTE 3. PENSION AND OTHER POSTRETIREMENT BENEFITS
We sponsor funded and unfunded domestic and foreign defined benefit pension and other postretirement plans. Contributions to these plans were as follows:

	Three months ended
In millions	April 2, 2017	April 3, 2016
Defined benefit pension plans
Voluntary contribution	$43	$48
Mandatory contribution	—	12
Defined benefit pension contributions	$43	$60

Other postretirement plans	$15	$13

Defined contribution pension plans	$29	$21
We anticipate making additional defined benefit pension contributions during the remainder of 2017 of $91 million for our U.S. and U.K pension plans. Approximately $133 million of the estimated $134 million of pension contributions for the full year are voluntary. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2017 net periodic pension cost to approximate $83 million.
The components of net periodic pension and other postretirement benefit costs under our plans were as follows:

	Pension
	U.S. Plans		U.K. Plans		Other Postretirement Benefits
	Three months ended
In millions	April 2, 2017	April 3, 2016	April 2, 2017	April 3, 2016	April 2, 2017	April 3, 2016
Service cost	$27	$23	$6	$5	$—	$—
Interest cost	26	28	10	13	3	4
Expected return on plan assets	(51)	(51)	(17)	(19)	—	—
Recognized net actuarial loss	9	7	10	4	2	1
Net periodic benefit cost	$11	$7	$9	$3	$5	$5

NOTE 4. EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES
Equity, royalty and interest income from investees included in our Condensed Consolidated Statements of Income for the reporting periods was as follows:

	Three months ended
In millions	April 2, 2017	April 3, 2016
Distribution entities
Komatsu Cummins Chile, Ltda.	$7	$10
North American distributors	—	5
Manufacturing entities
Beijing Foton Cummins Engine Co., Ltd.	33	18
Dongfeng Cummins Engine Company, Ltd.	22	7
Chongqing Cummins Engine Company, Ltd.	9	8
All other manufacturers	24	16
Cummins share of net income	95	64
Royalty and interest income	13	8
Equity, royalty and interest income from investees	$108	$72
NOTE 5. MARKETABLE SECURITIES
A summary of marketable securities, all of which are classified as current, was as follows:

	April 2, 2017			December 31, 2016
In millions	Cost	Gross unrealized gains/(losses)	Estimated fair value	Cost	Gross unrealized gains/(losses)	Estimated fair value
Available-for-sale (1)
Debt mutual funds	$130	$—	$130	$132	$—	$132
Bank debentures	—	—	—	114	—	114
Equity mutual funds	12	1	13	12	—	12
Government debt securities	2	—	2	2	—	2
Total marketable securities	$144	$1	$145	$260	$—	$260
____________________________________
(1) All marketable securities are classified as Level 2 securities. The fair value of Level 2 securities is estimated using actively quoted prices for similar instruments from brokers and observable inputs where available, including market transactions and third-party pricing services, or net asset values provided to investors. We do not currently have any Level 3 securities and there were no transfers between Level 2 or 3 during the first three months of 2017 and for the year ended 2016.
A description of the valuation techniques and inputs used for our Level 2 fair value measures was as follows:

•
Debt mutual funds— The fair value measure for the vast majority of these investments is the daily net asset value published on a regulated governmental website. Daily quoted prices are available from the issuing brokerage and are used on a test basis to corroborate this Level 2 input.

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

The proceeds from sales and maturities of marketable securities and gross realized gains and losses from the sale of available-for-sale securities were as follows:

	Three months ended
In millions	April 2, 2017	April 3, 2016
Proceeds from sales and maturities of marketable securities (1)	$147	$35
____________________________________
(1) Gross realized gains and losses from the sale of available-for-sale securities were immaterial.
The fair value of available-for-sale investments in debt securities that utilize a Level 2 fair value measure is shown by contractual maturity below:

Contractual Maturity (In millions)	April 2, 2017
1 year or less	$131
5 - 10 years	1
Total	$132
NOTE 6. INVENTORIES
Inventories are stated at the lower of cost or market. Inventories included the following:

In millions	April 2, 2017	December 31, 2016
Finished products	$1,867	$1,779
Work-in-process and raw materials	1,145	1,005
Inventories at FIFO cost	3,012	2,784
Excess of FIFO over LIFO	(118)	(109)
Total inventories	$2,894	$2,675
NOTE 7. DEBT
Loans Payable and Commercial Paper
Loans payable, commercial paper and the related weighted-average interest rates were as follows:

In millions	April 2, 2017	December 31, 2016
Loans payable (1)	$48	$41
Commercial paper (2)	274	212
____________________________________
(1) Loans payable consist primarily of notes payable to various domestic and international financial institutions. It is not practical to aggregate these notes and calculate a quarterly weighted-average interest rate.
(2) The weighted average interest rate, inclusive of all brokerage fees, was 0.94 percent and 0.79 percent at April 2, 2017 and December 31, 2016, respectively.

Long-term Debt
A summary of long-term debt was as follows:

In millions	April 2, 2017	December 31, 2016
Long-term debt
Senior notes, 3.65%, due 2023	$500	$500
Debentures, 6.75%, due 2027	58	58
Debentures, 7.125%, due 2028	250	250
Senior notes, 4.875%, due 2043	500	500
Debentures, 5.65%, due 2098 (effective interest rate 7.48%)	165	165
Other debt	69	51
Unamortized discount	(55)	(56)
Fair value adjustments due to hedge on indebtedness	43	47
Capital leases	93	88
Total long-term debt	1,623	1,603
Less: Current maturities of long-term debt	47	35
Long-term debt	$1,576	$1,568
Principal payments required on long-term debt during the next five years are as follows:

In millions	2017	2018	2019	2020	2021
Principal payments	$34	$45	$35	$10	$4
Fair Value of Debt
Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair value and carrying value of total debt, including current maturities, were as follows:

In millions	April 2, 2017	December 31, 2016
Fair value of total debt (1)	$2,150	$2,077
Carrying value of total debt	1,945	1,856
_________________________________________________
(1) The fair value of debt is derived from Level 2 inputs.
NOTE 8. PRODUCT WARRANTY LIABILITY
A tabular reconciliation of the product warranty liability, including the deferred revenue related to our extended warranty coverage and accrued recall programs was as follows:

In millions	April 2, 2017	April 3, 2016
Balance, beginning of year	$1,414	$1,404
Provision for warranties issued	92	93
Deferred revenue on extended warranty contracts sold	48	55
Payments	(95)	(102)
Amortization of deferred revenue on extended warranty contracts	(54)	(47)
Changes in estimates for pre-existing warranties	34	—
Foreign currency translation	(2)	—
Balance, end of period	$1,437	$1,403

Warranty related deferred revenue and the long-term portion of the warranty liability on our April 2, 2017, balance sheet were as follows:

In millions	April 2, 2017	Balance Sheet Location
Deferred revenue related to extended coverage programs
Current portion	$224	Current portion of deferred revenue
Long-term portion	515	Other liabilities and deferred revenue
Total	$739

Long-term portion of warranty liability	$346	Other liabilities and deferred revenue
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

The Campaign began in the fourth quarter of 2016. The remaining accrual of $181 million is included in ''Other accrued expenses'' in our Condensed Consolidated Balance Sheets.
Guarantees and Commitments
Periodically, we enter into guarantee arrangements, including guarantees of non-U.S. distributor financings, residual value guarantees on equipment under operating leases and other miscellaneous guarantees of joint ventures or third-party obligations. At April 2, 2017, the maximum potential loss related to these guarantees was $43 million.
We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. At April 2, 2017, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $119 million, of which $41 million relates to a contract with a components supplier that extends to 2018 and $35 million relates to a contract with a power systems supplier that extends to 2019. Most of these arrangements enable us to secure critical components. We do not currently anticipate paying any penalties under these contracts.
We enter into physical forward contracts with suppliers of platinum, palladium and copper to purchase minimum volumes of the commodities at contractually stated prices for various periods, not to exceed two years. At April 2, 2017, the total commitments under these contracts were $24 million. These arrangements enable us to fix the prices of these commodities, which otherwise are subject to market volatility.
We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance. These performance bonds and other performance-related guarantees were $83 million at April 2, 2017.
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

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE LOSS
Following are the changes in accumulated other comprehensive income (loss) by component:

	Three months ended
In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on marketable securities	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total other comprehensive income (loss)
Balance at December 31, 2015	$(654)	$(696)	$(2)	$4	$(1,348)
Other comprehensive income before reclassifications
Before tax amount	—	(58)	—	(26)	(84)	$—	$(84)
Tax benefit (expense)	—	1	—	4	5	—	5
After tax amount	—	(57)	—	(22)	(79)	—	(79)
Amounts reclassified from accumulated other comprehensive loss(1)(2)	9	—	—	1	10	—	10
Net current period other comprehensive income (loss)	9	(57)	—	(21)	(69)	$—	$(69)
Balance at April 3, 2016	$(645)	$(753)	$(2)	$(17)	$(1,417)

Balance at December 31, 2016	$(685)	$(1,127)	$(1)	$(8)	$(1,821)
Other comprehensive income before reclassifications
Before tax amount	8	75	1	(6)	78	$13	$91
Tax benefit (expense)	(3)	(8)	—	2	(9)	—	(9)
After tax amount	5	67	1	(4)	69	13	82
Amounts reclassified from accumulated other comprehensive loss(1)(2)	16	—	(1)	5	20	—	20
Net current period other comprehensive income (loss)	21	67	—	1	89	$13	$102
Balance at April 2, 2017	$(664)	$(1,060)	$(1)	$(7)	$(1,732)
____________________________________
(1) Amounts are net of tax.
(2) Reclassifications out of accumulated other comprehensive income (loss) and the related tax effects are immaterial for separate disclosure.

NOTE 11. OPERATING SEGMENTS
Operating segments under GAAP are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (CODM), or decision-making group, in deciding how to allocate resources and in assessing performance. Our CODM is the Chief Operating Officer.
Our reportable operating segments consist of Engine, Distribution, Components and Power Systems. This reporting structure is organized according to the products and markets each segment serves. The Engine segment produces engines (15 liters and less in size) and associated parts for sale to customers in on-highway and various off-highway markets. Our engines are used in trucks of all sizes, buses and recreational vehicles, as well as in various industrial applications, including construction, agriculture, power generation systems and other off-highway applications. The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets and service parts, as well as performing service and repair activities on our products and maintaining relationships with various OEMs throughout the world. The Components segment sells filtration products, aftertreatment systems, turbochargers and fuel systems. The Power Systems segment is an integrated power provider, which designs, manufactures and sells engines (16 liters and larger) for industrial applications (including mining, oil and gas, marine and rail), standby and prime power generator sets, alternators and other power components.
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
Summarized financial information regarding our reportable operating segments is shown in the table below:

In millions	Engine	Distribution	Components	Power Systems	Non-segment Items (1)	Total
Three months ended April 2, 2017
External sales	$1,457	$1,637	$980	$515	$—	$4,589
Intersegment sales	566	8	364	367	(1,305)	—
Total sales	2,023	1,645	1,344	882	(1,305)	4,589
Depreciation and amortization (2)	44	30	37	28	—	139
Research, development and engineering expenses	54	4	50	50	—	158
Equity, royalty and interest income from investees	72	11	13	12	—	108
Interest income	1	1	—	—	—	2
Segment EBIT	229	100	179	57	1	566

Three months ended April 3, 2016 (3)
External sales	$1,489	$1,458	$897	$447	$—	$4,291
Intersegment sales	487	5	340	361	(1,193)	—
Total sales	1,976	1,463	1,237	808	(1,193)	4,291
Depreciation and amortization (2)	39	28	31	29	—	127
Research, development and engineering expenses	57	4	56	49	—	166
Equity, royalty and interest income from investees	36	18	8	10	—	72
Interest income	2	1	1	2	—	6
Segment EBIT	197	87	163	46	(9)	484
____________________________________
(1) Includes intersegment sales, intersegment profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses for the three months ended April 2, 2017 and April 3, 2016.

(2) Depreciation and amortization as shown on a segment basis excludes the amortization of debt discount and deferred costs included in the Condensed Consolidated Statements of Income as "Interest expense." The amortization of debt discount and deferred costs were less than $1 million and $1 million for the three months ended April 2, 2017 and April 3, 2016, respectively.
(3) In the second quarter of 2016, we realigned our reportable operating segments. The three months ended April 3, 2016, were revised retrospectively to conform with these changes.
A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Income is shown in the table below:

	Three months ended
In millions	April 2, 2017	April 3, 2016
Total segment EBIT	$566	$484
Less: Interest expense	18	19
Income before income taxes	$548	$465
NOTE 12. RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Accounting Pronouncements Recently Adopted
In March 2016, the Financial Accounting Standards Board (FASB) amended its standards related to the accounting for stock compensation which became effective for us beginning January 1, 2017. We adopted certain provisions prospectively in accordance with the standard, while others were required to be adopted retrospectively. The amendment replaced the requirement to record excess tax benefits and certain tax deficiencies in additional paid-in capital (APIC) with prospectively recording all excess tax benefits and tax deficiencies as income tax expense / benefit in the income statement. Excess tax benefits and deficiencies are required to be recorded as discrete items in the period in which they occur and were not material for three months ended April 2, 2017. In addition, the standard impacted our Condensed Consolidated Statements of Cash Flows, as excess tax benefits are now required to be presented as an operating activity (we elected a retrospective presentation) and the cash paid to tax authorities when shares are withheld to satisfy the employer's statutory income tax withholding obligation are required to be presented as a financing activity (requiring retrospective presentation). This resulted in a net reclassification of $4 million from operating to financing activities for the three months ended April 3, 2016. Finally, in accordance with the standard, we elected to continue our historical approach of estimating forfeitures during the award's vesting period and adjusting our estimate when it is no longer probable that the employee will fulfill the service condition. The adoption of the standard was not material to our diluted earnings per common share.
Accounting Pronouncements Issued But Not Yet Effective
In March 2017, the FASB amended its standards related to the presentation of pension and other postretirement benefit costs in the financial statements. Under the new standard, we will be required to separate service costs from all other elements of pension costs and reflect the other elements of pension costs outside of operating income in our Consolidated Statements of Income. In addition, the standard will limit the amount eligible for capitalization (into inventory or self-constructed assets) to the amount of service cost. This portion of the standard will be applied on a prospective basis. The new standard is effective for us on a retrospective basis beginning January 1, 2018. While we are still evaluating the impact of this standard, the change in presentation will likely result in a decrease in operating income primarily due to the requirement to present the effects of expected return on plan assets outside of operating income.
In August 2016, the FASB amended its standards related to the classification of certain cash receipts and cash payments. The new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. We are in the process of evaluating the impact this standard will have on our Consolidated Statements of Cash Flows.
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
In February 2016, the FASB amended its standards related to the accounting for leases. Under the new standard, lessees will now be required to recognize substantially all leases on the balance sheet as both a right-of-use-asset and a liability. The standard will continue to have two types of leases for income statement recognition purposes: operating leases and finance leases. Operating leases will result in the recognition of a single lease expense on a straight-line basis over the lease term similar to the treatment for operating leases under today's standards. Finance leases will result in an accelerated expense similar to the accounting for capital leases under today's standards. The determination of a lease classification as operating or finance will occur in a manner similar to today's standard. The new standard also contains amended guidance regarding the identification of embedded leases in service contracts and the identification of lease and non-lease components of an arrangement. The new standard is effective on January 1, 2019, with early adoption permitted. We are still evaluating the impact the standard could have on our Consolidated Financial Statements; however, while we have not yet quantified the amount, we do expect the standard will have a material impact on our Consolidated Balance Sheets due to the recognition of additional assets and liabilities for operating leases.
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
In May 2014, the FASB amended its standards related to revenue recognition. This amendment replaces all existing revenue recognition guidance and provides a single, comprehensive revenue recognition model for all contracts with customers. The standard contains principles that we will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that we will recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that we expect to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of the time value of money in the transaction price and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendment also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in those judgments and assets recognized from costs incurred to fulfill a contract. The standard allows either full or modified retrospective adoption effective for annual and interim periods beginning January 1, 2018. We are in the process of evaluating the impact the amendment will have on our Consolidated Financial Statements. We expect to adopt the standard using the modified retrospective approach. While we have not yet completed our evaluation process, we have identified that a change will be required related to our accounting for remanufactured product sales that include an exchange of the used product, referred to as core. Revenue is not currently recognized related to the core component unless the used product is not returned. Under the new standard, the transaction will be accounted for as a gross sale and a purchase of inventory. As a result the exchange will increase both sales and cost of sales, in equal amounts, related to core. This will not impact gross margin dollars, but will impact the gross margin percentage. We are still quantifying the amount of this change. We have also identified transactions where revenue recognition is currently limited to the amount of billings not contingent on our future performance. With the allocation provisions of the new model, we expect to accelerate the timing of revenue recognition for amounts related to satisfied performance obligations that would have been delayed under the current guidance. We do not expect the impact of this change to be material, but we are still quantifying the impact.
NOTE 13. SUBSEQUENT EVENT
On April 10, 2017, we entered into an agreement to form a joint venture with Eaton Corporation PLC, subject to regulatory approvals. We will purchase a 50 percent interest in the new venture named Eaton Cummins Automated Transmission Technologies, for approximately $600 million in cash. The joint venture will design, assemble, sell and support medium-duty and heavy-duty automated transmissions for the commercial vehicle market, including new product launches. We expect the transaction to close in the third quarter of 2017, at which time we will consolidate the results of the joint venture in our Components segment as we have a majority voting interest in the venture by virtue of a tie-breaking vote on the board of directors.

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

ORGANIZATION OF INFORMATION
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) was prepared to provide the reader with a view and perspective of our business through the eyes of management and should be read in conjunction with our Management's Discussion and Analysis of Financial Condition and Results of Operations section of our 2016 Form 10-K. Our MD&A is presented in the following sections:
•Executive Summary and Financial Highlights
•Outlook
•Results of Operations
•Operating Segment Results
•Liquidity and Capital Resources
•Application of Critical Accounting Estimates
•Recently Adopted and Recently Issued Accounting Pronouncements

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
Our reportable operating segments consist of Engine, Distribution, Components and Power Systems. This reporting structure is organized according to the products and markets each segment serves. The Engine segment produces engines (15 liters and less in size) and associated parts for sale to customers in on-highway and various off-highway markets. Our engines are used in trucks of all sizes, buses and recreational vehicles, as well as in various industrial applications, including construction, agriculture, power generation systems and other off-highway applications. The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets and service parts, as well as performing service and repair activities on our products and maintaining relationships with various OEMs throughout the world. The Components segment sells filtration products, aftertreatment systems, turbochargers and fuel systems. The Power Systems segment is an integrated power provider, which designs, manufactures and sells engines (16 liters and larger) for industrial applications (including mining, oil and gas, marine and rail), standby and prime power generator sets, alternators and other power components.
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
Worldwide revenues increased 7 percent in the three months ended April 2, 2017, as compared to the same period in 2016, primarily due to higher demand in most global industrial markets, increased demand in all Components businesses, organic sales growth in our Distribution segment and the consolidation of North American distributors since December 31, 2015, partially offset by unfavorable foreign currency fluctuations and decreased demand in most on-highway markets. International demand growth (excludes the U.S. and Canada) in the first quarter of 2017 improved revenues by 17 percent, with sales up in most of our markets, especially in China, India, Russia and the U.K. The increase in international sales was primarily due to increased demand in industrial markets (especially construction markets in China and mining markets in Eastern Europe) and increased demand in all Components businesses (especially in China), partially offset by unfavorable foreign currency impacts of 3 percent (primarily in the British pound and Chinese renminbi). Revenue in the U.S. and Canada improved by 1 percent primarily due to increased Distribution segment sales related to organic growth and the consolidation of North American distributors, partially offset by decreased demand in the North American on-highway markets.
The following tables contain sales and earnings before interest expense, income tax expense and noncontrolling interests (EBIT) by operating segment for the three months ended April 2, 2017 and April 3, 2016. Refer to the section titled “OPERATING SEGMENT RESULTS” for a more detailed discussion of sales and EBIT by operating segment, including the reconciliation of segment EBIT to net income attributable to Cummins Inc.

	Three months ended
Operating Segments	April 2, 2017			April 3, 2016			Percent change
		Percent			Percent		2017 vs. 2016
In millions	Sales	of Total	EBIT	Sales	of Total	EBIT	Sales	EBIT
Engine	$2,023	44%	$229	$1,976	46%	$197	2%	16%
Distribution	1,645	36%	100	1,463	34%	87	12%	15%
Components	1,344	29%	179	1,237	29%	163	9%	10%
Power Systems	882	19%	57	808	19%	46	9%	24%
Intersegment eliminations	(1,305)	(28)%	—	(1,193)	(28)%	—	9%	—
Non-segment	—	—	1	—	—	(9)	—	NM
Total	$4,589	100%	$566	$4,291	100%	$484	7%	17%

Net income attributable to Cummins was $396 million, or $2.36 per diluted share, on sales of $4.6 billion for the three months ended April 2, 2017, versus the comparable prior year period net income attributable to Cummins of $321 million, or $1.87 per diluted share, on sales of $4.3 billion. The increase in net income and earnings per diluted share was driven by higher gross margin, improved equity, royalty and interest income from investees and a lower effective tax rate, partially offset by increased selling, general and administrative expenses. The increase in gross margin was primarily due to higher volumes and favorable pricing, partially offset by higher warranty costs of $34 million due to a change in estimate in the first quarter of 2017 driven by higher claims for certain 2013 and 2014 engines in our Engine Segment. Diluted earnings per share for the three months ended April 2, 2017, benefited $0.01 from fewer weighted average shares outstanding due to purchases under the stock repurchase programs.

We generated $379 million of operating cash flows for the three months ended April 2, 2017, compared to $267 million for the comparable period in 2016. Refer to the section titled "Cash Flows" in the "LIQUIDITY AND CAPITAL RESOURCES" section for a discussion of items impacting cash flows.
During the first three months of 2017, we repurchased $51 million, or 0.3 million shares of common stock.
Our debt to capital ratio (total capital defined as debt plus equity) at April 2, 2017, was flat at 20.6 percent, compared to December 31, 2016. At April 2, 2017, we had $1.5 billion in cash and marketable securities on hand and access to our credit facilities, if necessary, to meet currently anticipated investment and funding needs.

Our global pension plans, including our unfunded and non-qualified plans, were 110 percent funded at December 31, 2016. Our U.S. qualified plans, which represent approximately 56 percent of the worldwide pension obligation, were 118 percent funded and our U.K. plans were 121 percent funded. We expect to contribute $134 million to our U.S. and U.K. pension plans in 2017. In addition, we expect our 2017 net periodic pension cost to approximate $83 million. See Note 3, "PENSION AND OTHER POSTRETIREMENT BENEFITS," to the Condensed Consolidated Financial Statements for additional information.
We expect our effective tax rate for the full year of 2017 to approximate 26.0 percent, excluding any one-time tax items.
On April 10, 2017, we entered into an agreement to form a joint venture with Eaton Corporation PLC, subject to regulatory approvals. We will purchase a 50 percent interest in the new venture named Eaton Cummins Automated Transmission Technologies, for approximately $600 million in cash. The joint venture will design, assemble, sell and support medium-duty and heavy-duty automated transmissions for the commercial vehicle market, including new product launches. We expect the transaction to close in the third quarter of 2017, at which time we will consolidate the results of the joint venture in our Components segment as we have a majority voting interest in the venture by virtue of a tie-breaking vote on the board of directors.

OUTLOOK
Our outlook reflects the following positive trends and challenges to our business that we expect could impact our revenue and earnings potential for the remainder of 2017.
Positive Trends

•	Demand for pick-up trucks in North America remains strong.

•	Market demand in off-highway markets in China and India may continue to improve.

•	Industry production of medium-duty trucks in North America should remain strong.

•	North American construction markets may begin to show improvement.

•	Market demand may continue to improve in global mining and North American oil and gas markets.

•	North American heavy-duty truck demand may begin to increase from first quarter levels.
Challenges

•	Power generation markets may remain soft.

•	Weak economic conditions in Brazil may continue to negatively impact demand across our businesses.

•	Foreign currency could continue to put pressure on our results.
Demand is starting to improve in certain markets and we expect demand will continue to improve over time, as in prior economic cycles. We are well-positioned to benefit as market conditions improve.

RESULTS OF OPERATIONS

	Three months ended		Favorable/
	April 2, 2017	April 3, 2016	(Unfavorable)
In millions, except per share amounts			Amount	Percent
NET SALES	$4,589	$4,291	$298	7%
Cost of sales	3,461	3,235	(226)	(7)%
GROSS MARGIN	1,128	1,056	72	7%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	537	490	(47)	(10)%
Research, development and engineering expenses	158	166	8	5%
Equity, royalty and interest income from investees	108	72	36	50%
Other operating income (expense), net	5	(2)	7	NM
OPERATING INCOME	546	470	76	16%
Interest income	2	6	(4)	(67)%
Interest expense	18	19	1	5%
Other income (expense), net	18	8	10	NM
INCOME BEFORE INCOME TAXES	548	465	83	18%
Income tax expense	143	132	(11)	(8)%
CONSOLIDATED NET INCOME	405	333	72	22%
Less: Net income attributable to noncontrolling interests	9	12	3	25%
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$396	$321	$75	23%
Diluted Earnings Per Common Share Attributable to Cummins Inc.	$2.36	$1.87	$0.49	26%
______________________________________
"NM" - not meaningful information

	Three months ended		Favorable/ (Unfavorable)
	April 2, 2017	April 3, 2016
Percent of sales			Percentage Points
Gross margin	24.6%	24.6%	—
Selling, general and administrative expenses	11.7%	11.4%	(0.3)
Research, development and engineering expenses	3.4%	3.9%	0.5
Net Sales
Net sales for the three months ended April 2, 2017, increased by $298 million versus the comparable period in 2016. The primary drivers were as follows:

•	Distribution segment sales increased 12 percent primarily due to an increase in organic sales and higher sales related to the acquisition of North American distributors since December 31, 2015.

•	Components segment sales increased 9 percent primarily due to higher demand across all lines of businesses, primarily in China.

•	Power Systems segment sales increased 9 percent, across all product lines, primarily due to higher demand in industrial markets, especially European mining and North American rail markets.

•	Engine segment sales increased 2 percent primarily due to higher demand in off-highway markets, partially offset by lower demand in heavy-duty truck and light-duty automotive markets.
These increases were unfavorably impacted by foreign currency fluctuations of approximately 1 percent, primarily in the British pound and Chinese renminbi.
Sales to international markets (excluding the U.S. and Canada), based on location of customers, for the three months ended April 2, 2017, were 43 percent of total net sales compared with 39 percent of total net sales for the comparable period in 2016. A more detailed discussion of sales by segment is presented in the “OPERATING SEGMENT RESULTS” section.

Gross Margin
Gross margin increased $72 million for the three months ended April 2, 2017, versus the comparable period in 2016 and remained flat as a percentage of sales. The increase in gross margin dollars was primarily due to higher volumes and favorable pricing, partially offset by higher warranty costs of $34 million due to a change in estimate in the first quarter of 2017 driven by higher claims for certain 2013 and 2014 engines in our Engine Segment.
The provision for base warranties issued, excluding campaigns, as a percent of sales for the three months ended April 2, 2017, was 1.9 percent compared to 2.0 percent for the comparable period in 2016. A detailed discussion of margin by segment is presented in the “OPERATING SEGMENT RESULTS” section.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $47 million for the three months ended April 2, 2017, versus the comparable period in 2016, primarily due to higher consulting expenses ($20 million) and higher compensation expenses ($19 million). Compensation and related expenses include salaries, fringe benefits and variable compensation. Overall, selling, general and administrative expenses, as a percentage of sales, increased to 11.7 percent in the three months ended April 2, 2017, from 11.4 percent in the comparable period in 2016.
Research, Development and Engineering Expenses
Research, development and engineering expenses decreased $8 million for the three months ended April 2, 2017, versus the comparable period in 2016, primarily due to increased expense recovery from customers and external parties ($7 million). Overall, research, development and engineering expenses, as a percentage of sales, decreased to 3.4 percent in the three months ended April 2, 2017, from 3.9 percent in the comparable period in 2016.
Research activities continue to focus on development of new products to meet future emission standards around the world and improvements in fuel economy performance of diesel and natural gas powered engines.
Equity, Royalty and Interest Income from Investees
Equity, royalty and interest income from investees increased $36 million for the three months ended April 2, 2017, versus the comparable period in 2016, primarily due to higher earnings at Beijing Foton Cummins Engine Co., Ltd. and Dongfeng Cummins Engine Company, Ltd.

Other Operating Income (Expense), Net
Other operating income (expense), net was as follows:

	Three months ended
In millions	April 2, 2017	April 3, 2016
Royalty income, net	$9	$7
Loss on write off of assets	(1)	(5)
Amortization of intangible assets	(2)	(3)
Other, net	(1)	(1)
Total other operating income (expense), net	$5	$(2)
Interest Income
Interest income for the three months ended April 2, 2017, decreased $4 million versus the comparable period in 2016, primarily due to lower short-term investments during the current quarter.
Interest Expense
Interest expense for the three months ended April 2, 2017, remained relatively flat versus the comparable period in 2016.

Other Income (Expense), Net
Other income (expense), net was as follows:

	Three months ended
In millions	April 2, 2017	April 3, 2016
Change in cash surrender value of corporate owned life insurance	$13	$8
Foreign currency gain (loss), net	2	(3)
Dividend income	1	1
Bank charges	(3)	(3)
Other, net	5	5
Total other income (expense), net	$18	$8
Income Tax Expense
Our effective tax rate for the year is expected to approximate 26.0 percent, excluding any one-time items that may arise. Our tax rate is generally less than the 35 percent U.S. statutory income tax rate primarily due to lower tax rates on foreign income and the research tax credit.
Our effective tax rate for the three months ended April 2, 2017, was 26.1 percent and contained only immaterial discrete items.
Our effective tax rate for the three months ended April 3, 2016, was 28.4 percent and did not include any discrete items.
The decrease in the effective tax rate for the three months ended April 2, 2017, versus the comparable period in 2016, was primarily due to favorable changes in the jurisdictional mix of pre-tax income.
Noncontrolling Interests
Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities. Noncontrolling interests in income of consolidated subsidiaries for the three months ended April 2, 2017, decreased $3 million versus the comparable period in 2016, primarily due to the acquisition of the remaining interest in Wuxi Cummins Turbo Technologies Co. Ltd, in the fourth quarter of 2016.
Net Income Attributable to Cummins Inc. and Diluted Earnings Per Share Attributable to Cummins Inc.
Net income and diluted earnings per share attributable to Cummins Inc. for the three months ended April 2, 2017, increased $75 million and $0.49 per share, respectively versus the comparable period in 2016, primarily due to higher gross margin, improved equity, royalty and interest income from investees and a lower effective tax rate, partially offset by increased selling, general and administrative expenses. Diluted earnings per share for the three months ended April 2, 2017, benefited $0.01 from fewer weighted average shares outstanding due to purchases under the stock repurchase programs.

Comprehensive Income - Foreign Currency Translation Adjustment
The foreign currency translation adjustment was a net gain of $80 million for the three months ended April 2, 2017, compared to a net loss of $57 million for the three months ended April 3, 2016 and was driven by the following:

	Three months ended
	April 2, 2017		April 3, 2016
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly owned subsidiaries	$57	Indian rupee, British pound	$(62)	British pound offset by Brazilian real
Equity method investments	10	Indian rupee, Chinese renminbi	5	Mexican peso (1), Chinese renminbi
Consolidated subsidiaries with a noncontrolling interest	13	Indian rupee	—	Indian rupee offset by Chinese renminbi
Total	$80		$(57)
____________________________________
(1) The Mexican peso adjustment related to a reclassification out of other comprehensive income at the time of the sale of an equity investment in the first quarter of 2016.

OPERATING SEGMENT RESULTS
Our reportable operating segments consist of the Engine, Distribution, Components and Power Systems segments. This reporting structure is organized according to the products and markets each segment serves. We use segment EBIT as a primary basis for the CODM to evaluate the performance of each of our operating segments. Segment amounts exclude certain expenses not specifically identifiable to segments. See Note 11, "OPERATING SEGMENTS," to the Condensed Consolidated Financial Statements for additional information.
Following is a discussion of results for each of our operating segments.
Engine Segment Results
Financial data for the Engine segment was as follows:

	Three months ended		Favorable/
	April 2,	April 3,	(Unfavorable)
In millions	2017	2016	Amount	Percent
External sales (1)	$1,457	$1,489	$(32)	(2)%
Intersegment sales (1)	566	487	79	16%
Total sales	2,023	1,976	47	2%
Depreciation and amortization	44	39	(5)	(13)%
Research, development and engineering expenses	54	57	3	5%
Equity, royalty and interest income from investees	72	36	36	100%
Interest income	1	2	(1)	(50)%
Segment EBIT	229	197	32	16%

			Percentage Points
Segment EBIT as a percentage of total sales	11.3%	10.0%		1.3
____________________________________
(1) Due to the acquisitions of North American distributors, sales previously recognized as external sales are now included in intersegment sales.
Sales for our Engine segment by market were as follows:

	Three months ended		Favorable/
	April 2,	April 3,	(Unfavorable)
In millions	2017	2016	Amount	Percent
Heavy-duty truck	$620	$631	$(11)	(2)%
Medium-duty truck and bus	544	549	(5)	(1)%
Light-duty automotive	423	433	(10)	(2)%
Total on-highway	1,587	1,613	(26)	(2)%
Off-highway	436	363	73	20%
Total sales	$2,023	$1,976	$47	2%
Unit shipments by engine classification (including unit shipments to Power Systems and off-highway engine units included in their respective classification) were as follows:

	Three months ended		Favorable/
	April 2,	April 3,	(Unfavorable)
	2017	2016	Amount	Percent
Heavy-duty	19,200	19,700	(500)	(3)%
Medium-duty	60,300	55,400	4,900	9%
Light-duty	63,100	61,700	1,400	2%
Total unit shipments	142,600	136,800	5,800	4%

Sales
Engine segment sales for the three months ended April 2, 2017, increased $47 million versus the comparable period in 2016, driven by higher off-highway sales of $73 million primarily due to improved demand in most global industrial markets with increased unit shipments of 66 percent in international construction markets.
The increase above was partially offset by the following:

•	Heavy-duty truck sales decreased $11 million primarily due to lower demand in the North American heavy-duty truck market with decreased engine shipments of 14 percent.

•	Light-duty automotive sales decreased $10 million primarily due to lower sales to Nissan and lower sales of light commercial vehicles, partially offset by higher sales to Chrysler.
Total on-highway-related sales for the three months ended April 2, 2017, were 78 percent of total engine segment sales, compared to 82 percent for the comparable period in 2016.
Segment EBIT
Engine segment EBIT for the three months ended April 2, 2017, increased $32 million versus the comparable period in 2016, primarily due to higher equity, royalty and interest income from investees, partially offset by higher selling, general and administrative expenses. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended
	April 2, 2017 vs. April 3, 2016
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of total sales
Gross margin	$—	—%	(0.5)
Selling, general and administrative expenses	(13)	(10)%	(0.5)
Research, development and engineering expenses	3	5%	0.2
Equity, royalty and interest income from investees	36	100%	1.8
Gross margin was flat for the three months ended April 2, 2017, versus the comparable period in 2016, as favorable pricing, increased volumes and lower material and commodity costs were offset by increased warranty costs due to a change in estimate in the first quarter of 2017 primarily related to higher claims for certain 2013 and 2014 engines. The increase in selling, general and administrative expenses was primarily due to higher consulting and higher compensation expenses. The increase in equity, royalty and interest income from investees was primarily due to higher earnings at Beijing Foton Cummins Engine Co., Ltd. and Dongfeng Cummins Engine Company, Ltd.

Distribution Segment Results
Financial data for the Distribution segment was as follows:

	Three months ended		Favorable/
	April 2,	April 3,	(Unfavorable)
In millions	2017	2016	Amount	Percent
External sales	$1,637	$1,458	$179	12%
Intersegment sales	8	5	3	60%
Total sales	1,645	1,463	182	12%
Depreciation and amortization	30	28	(2)	(7)%
Research, development and engineering expenses	4	4	—	—%
Equity, royalty and interest income from investees	11	18	(7)	(39)%
Interest income	1	1	—	—%
Segment EBIT	100	87	13	15%

			Percentage Points
Segment EBIT as a percentage of total sales	6.1%	5.9%		0.2
In the first quarter of 2017, the Distribution segment reorganized its regions to align with how the business is managed. All prior year amounts have been reclassified to conform to our new regional structure. Sales for our Distribution segment by region were as follows:

	Three months ended		Favorable/
	April 2,	April 3,	(Unfavorable)
In millions	2017	2016	Amount	Percent
North America	$1,113	$945	$168	18%
Asia Pacific	170	169	1	1%
Europe	97	101	(4)	(4)%
Africa and Middle East	95	89	6	7%
China	58	59	(1)	(2)%
India	43	41	2	5%
Latin America	35	33	2	6%
Russia	34	26	8	31%
Total sales	$1,645	$1,463	$182	12%
Sales for our Distribution segment by product line were as follows:

	Three months ended		Favorable/
	April 2,	April 3,	(Unfavorable)
In millions	2017	2016	Amount	Percent
Parts	$745	$648	$97	15%
Service	319	299	20	7%
Power generation	306	275	31	11%
Engines	275	241	34	14%
Total sales	$1,645	$1,463	$182	12%
Sales
Distribution segment sales for the three months ended April 2, 2017, increased $182 million versus the comparable period in 2016, primarily due to an increase in organic sales of $101 million (primarily in North America) and $89 million of sales related to the acquisition of North American distributors since December 31, 2015.

Segment EBIT
Distribution segment EBIT for the three months ended April 2, 2017, increased $13 million versus the comparable period in 2016, primarily due to higher gross margin, partially offset by higher selling, general and administrative expenses (mainly related to the acquisition of North American distributors since December 31, 2015). Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended
	April 2, 2017 vs. April 3, 2016
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of total sales
Gross margin	$33	13%	0.1
Selling, general and administrative expenses	(15)	(8)%	0.4
Equity, royalty and interest income from investees	(7)	(39)%	(0.5)
The increase in gross margin dollars for the three months ended April 2, 2017, versus the comparable period in 2016, was primarily due to improved pricing, higher volumes and the acquisition of North American distributors since December 31, 2015, partially offset by unfavorable material costs. The increase in selling, general and administrative expenses was primarily due to higher compensation expenses related to the acquisition of North American distributors and higher consulting expenses. The decrease in equity, royalty and interest income from investees was primarily related to the acquisition of North American distributors.
Components Segment Results
Financial data for the Components segment was as follows:

	Three months ended		Favorable/
	April 2,	April 3,	(Unfavorable)
In millions	2017	2016	Amount	Percent
External sales (1)	$980	$897	$83	9%
Intersegment sales (1)	364	340	24	7%
Total sales	1,344	1,237	107	9%
Depreciation and amortization	37	31	(6)	(19)%
Research, development and engineering expenses	50	56	6	11%
Equity, royalty and interest income from investees	13	8	5	63%
Interest income	—	1	(1)	(100)%
Segment EBIT	179	163	16	10%

			Percentage Points
Segment EBIT as a percentage of total sales	13.3%	13.2%		0.1
____________________________________
(1) Due to the acquisitions of North American distributors, sales previously recognized as external sales are now included in intersegment sales.
In the first quarter of 2017, our Components segment reorganized its reporting structure to move an element of the emission solutions business to the fuel systems business to enhance operational, administrative and product development efficiencies. Prior year balances were reclassified to conform with this change. Sales for our Components segment by business were as follows:

	Three months ended		Favorable/
	April 2,	April 3,	(Unfavorable)
In millions	2017	2016	Amount	Percent
Emission solutions	$616	$589	$27	5%
Turbo technologies	287	265	22	8%
Filtration	277	252	25	10%
Fuel systems	164	131	33	25%
Total sales	$1,344	$1,237	$107	9%
Sales
Components segment sales for the three months ended April 2, 2017, increased $107 million, across all lines of business, versus the comparable period in 2016. The following were the primary drivers:

•	Fuel systems sales increased $33 million primarily due to higher demand in China.

•	Emission solutions sales increased $27 million primarily due to higher demand in China, Western Europe and India, partially offset by unfavorable pricing in North America.

•	Filtration sales increased $25 million primarily due to higher demand in North America, Australia, Southeast Asia and China.

•	Turbo technologies sales increased $22 million primarily due to higher demand in China.
These increases were partially offset by unfavorable foreign currency fluctuations, primarily in the Chinese renminbi and British pound.
Segment EBIT
Components segment EBIT for the three months ended April 2, 2017, increased $16 million versus the comparable period in 2016, primarily due to higher gross margin, lower research, development and engineering expenses and higher equity, royalty and interest income from investees, partially offset by higher selling, general and administrative expenses. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended
	April 2, 2017 vs. April 3, 2016
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of total sales
Gross margin	$18	6%	(0.5)
Selling, general and administrative expenses	(16)	(20)%	(0.7)
Research, development and engineering expenses	6	11%	0.8
Equity, royalty and interest income from investees	5	63%	0.3
The increase in gross margin for the three months ended April 2, 2017, versus the comparable period in 2016, was primarily due to higher volumes and lower material costs, partially offset by unfavorable pricing and mix. The increase in selling, general and administrative expenses was primarily due to higher consulting and compensation expenses. The decrease in research, development and engineering expenses was primarily due to higher expense recovery from customers and external parties.

Power Systems Segment Results
Financial data for the Power Systems segment was as follows:

	Three months ended		Favorable/
	April 2,	April 3,	(Unfavorable)
In millions	2017	2016	Amount	Percent
External sales (1)	$515	$447	$68	15%
Intersegment sales (1)	367	361	6	2%
Total sales	882	808	74	9%
Depreciation and amortization	28	29	1	3%
Research, development and engineering expenses	50	49	(1)	(2)%
Equity, royalty and interest income from investees	12	10	2	20%
Interest income	—	2	(2)	(100)%
Segment EBIT	57	46	11	24%

			Percentage Points
Segment EBIT as a percentage of total sales	6.5%	5.7%		0.8
____________________________________
(1) Due to the acquisitions of North American distributors, sales previously recognized as external sales are now included in intersegment sales.
In the first quarter of 2017, the Power Systems segment reorganized its product lines to better reflect how the business is managed. Prior year sales have been reclassified to reflect these changes. Sales for our Power Systems segment by product line were as follows:

	Three months ended		Favorable/
	April 2,	April 3,	(Unfavorable)
In millions	2017	2016	Amount	Percent
Power generation	$526	$518	$8	2%
Industrial	275	215	60	28%
Generator technologies	81	75	6	8%
Total sales	$882	$808	$74	9%
High-horsepower unit shipments by engine classification were as follows:

	Three months ended		Favorable/
	April 2,	April 3,	(Unfavorable)
Units	2017	2016	Amount	Percent
Power generation	1,900	1,800	100	6%
Industrial	1,300	1,000	300	30%
Total engine shipments	3,200	2,800	400	14%
Sales
Power Systems segment sales for the three months ended April 2, 2017, increased $74 million, across all product lines, versus the comparable period in 2016. The following were the primary drivers:

•	Industrial sales increased $60 million primarily due to higher demand in international mining markets and North American rail markets.

•	Power generation sales increased $8 million primarily due to higher demand in Western Europe, partially offset by lower demand in the Middle East.
These increases were partially offset by unfavorable foreign currency fluctuations, primarily due to the British pound.

Segment EBIT
Power Systems segment EBIT for the three months ended April 2, 2017, increased $11 million versus the comparable period in 2016, primarily due to higher gross margin and favorable foreign currency fluctuations (primarily in the British pound), partially offset by higher selling, general and administrative expenses. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended
	April 2, 2017 vs. April 3, 2016
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of total sales
Gross margin	$15	8%	(0.2)
Selling, general and administrative expenses	(3)	(3)%	0.7
Research, development and engineering expenses	(1)	(2)%	0.4
Equity, royalty and interest income from investees	2	20%	0.2
The increase in gross margin for the three months ended April 2, 2017, versus the comparable period in 2016, was primarily due to higher volumes and favorable foreign currency fluctuations (primarily in the British pound), partially offset by unfavorable mix and higher commodity costs. The increase in selling, general and administrative expenses was primarily due to higher consulting expenses.
Reconciliation of Segment EBIT to Net Income Attributable to Cummins Inc.
The table below reconciles the segment information to the corresponding amounts in the Condensed Consolidated Statements of Income:

	Three months ended
In millions	April 2, 2017	April 3, 2016
TOTAL SEGMENT EBIT	$565	$493
Non-segment EBIT (1)	1	(9)
TOTAL EBIT	566	484
Less: Interest expense	18	19
INCOME BEFORE INCOME TAXES	548	465
Less: Income tax expense	143	132
CONSOLIDATED NET INCOME	405	333
Less: Net income attributable to noncontrolling interest	9	12
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$396	$321
____________________________________
(1) Includes intersegment sales, intersegment profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses for the three months ended April 2, 2017 and April 3, 2016.

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

Dollars in millions	April 2, 2017	December 31, 2016
Working capital (1)	$3,497	$3,382
Current ratio	1.75	1.78
Accounts and notes receivable, net	$3,247	$3,025
Days’ sales in receivables	62	61
Inventories	$2,894	$2,675
Inventory turnover	4.8	4.7
Accounts payable (principally trade)	$2,168	$1,854
Days' payable outstanding	52	51
Total debt	$1,945	$1,856
Total debt as a percent of total capital	20.6%	20.6%
____________________________________
(1) Working capital includes cash and cash equivalents.
Cash Flows
Cash and cash equivalents were impacted as follows:

	Three months ended
In millions	April 2, 2017	April 3, 2016	Change
Net cash provided by operating activities	$379	$267	$112
Net cash used in investing activities	(27)	(388)	361
Net cash used in financing activities	(164)	(636)	472
Effect of exchange rate changes on cash and cash equivalents	14	(39)	53
Net increase (decrease) in cash and cash equivalents	$202	$(796)	$998

Net cash provided by operating activities increased $112 million for the three months ended April 2, 2017, versus the comparable period in 2016, primarily due to higher consolidated net income, the absence of restructuring payments and lower working capital levels. During the first three months of 2017, the lower working capital requirements resulted in a cash outflow of $128 million compared to a cash outflow of $140 million in the comparable period in 2016.
Net cash used in investing activities decreased $361 million for the three months ended April 2, 2017, versus the comparable period in 2016, primarily due to lower net investments in marketable securities of $377 million.
Net cash used in financing activities decreased $472 million for the three months ended April 2, 2017, versus the comparable period in 2016, primarily due to lower repurchases of common stock of $524 million and higher borrowings of commercial paper of $12 million, partially offset by lower proceeds from borrowings of $105 million.
The effect of exchange rate changes on cash and cash equivalents for the three months ended April 2, 2017, versus the comparable period in 2016, increased $53 million primarily due to the British pound, which increased cash and cash equivalents by $46 million.
Sources of Liquidity
We generate significant ongoing cash flow. Cash provided by operations is our principal source of liquidity with $379 million provided in the three months ended April 2, 2017.

At April 2, 2017, our other sources of liquidity included:

	April 2, 2017
In millions	Total	U.S.	International	Primary location of international balances
Cash and cash equivalents	$1,322	$438	$884	U.K., Singapore, China, Australia, Canada
Marketable securities (1)	145	40	105	India
Total	$1,467	$478	$989
Available credit capacity
Revolving credit facility (2)	$1,476
International and other uncommitted domestic credit facilities (3)	153
____________________________________
(1) The majority of marketable securities could be liquidated into cash within a few days.
(2) The revolving credit facility is maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. At April 2, 2017, we had $274 million of commercial paper outstanding, which effectively reduced the available capacity under our revolving credit facility to $1.48 billion.
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
Debt Facilities and Other Sources of Liquidity
We can issue up to $1.75 billion of unsecured short-term promissory notes ("commercial paper") pursuant to a commercial paper program. The program facilitates the private placement of unsecured short-term debt through third party brokers. We intend to use the net proceeds from the commercial paper program for general corporate purposes.
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
Uses of Cash
Share Repurchases
In December 2016, our Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon completion of the 2015 repurchase plan. In the first three months of 2017, we made the following purchases under the 2015 stock repurchase program:

In millions, except per share amounts	Shares Purchased	Average Cost Per Share	Total Cost of Repurchases	Remaining Authorized Capacity (1)
April 2	0.3	$151.32	$51	$445
____________________________________
(1) The remaining authorized capacity under the 2015 Plan was calculated based on the cost to purchase the shares but excludes commission expenses in accordance with the authorized Plan.

We may continue to repurchase outstanding shares from time to time during 2017 to enhance shareholder value and to offset the dilutive impact of employee stock based compensation plans.
Dividends
In July 2016, our Board of Directors authorized an increase to our quarterly dividend of 5.1 percent from $0.975 per share to $1.025 per share. We paid dividends of $171 million during the three months ended April 2, 2017.
Agreement to Form a Joint Venture
On April 10, 2017, we entered into an agreement to form a joint venture with Eaton Corporation PLC, subject to regulatory approvals. We will purchase a 50 percent interest in the new venture named Eaton Cummins Automated Transmission Technologies, for approximately $600 million, which we will fund with a combination of cash and short-term debt. We expect the transaction to close in the third quarter of 2017.
Capital Expenditures
Capital expenditures and spending on internal use software for the three months ended April 2, 2017, were $108 million compared to $84 million in the comparable period in 2016. We continue to invest in new product lines and targeted capacity expansions. We plan to spend between $500 million and $530 million in 2017 on capital expenditures as we continue with product launches and facility improvements. Approximately 50 percent of our capital expenditures are expected to be invested outside of the U.S. in 2017.
Pensions
Our global pension plans, including our unfunded and non-qualified plans, were 110 percent funded at December 31, 2016. Our U.S. qualified plans, which represent approximately 56 percent of the worldwide pension obligation, were 118 percent funded and our U.K. plans were 121 percent funded. The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans. In the first three months of 2017, the investment return on our U.S. pension trust was 3.1 percent while our U.K. pension trust return was 2.7 percent. Approximately 77 percent of our pension plan assets are held in highly liquid investments such as fixed income and equity securities. The remaining 23 percent of our plan assets are held in less liquid, but market valued investments, including real estate, private equity, venture capital, opportunistic credit and insurance contracts. We anticipate making additional defined benefit pension contributions during the remainder of 2017 of $91 million for our U.S. and U.K pension plans. Approximately $133 million of the estimated $134 million of U.S. and U.K. pension contributions for the full year are voluntary. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2017 net periodic pension cost to approximate $83 million.
Current Maturities of Short and Long-Term Debt
We had $274 million of commercial paper outstanding at April 2, 2017, that matures in less than one year. The maturity schedule of our existing long-term debt does not require significant cash outflows in the intermediate term. Required annual principal payments range from $4 million to $45 million over the next five years (including the remainder of 2017).
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
Management's Assessment of Liquidity

Our financial condition and liquidity remain strong. Our solid balance sheet and credit ratings enable us to have ready access to credit and the capital markets. We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities. We believe our operating cash flow and liquidity provides us with the financial flexibility needed to fund working capital, common stock repurchases, acquisitions, capital expenditures, dividend payments, projected pension obligations and debt service obligations. We continue to generate cash from operations and maintain access to our revolving credit facility as noted above.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
A summary of our significant accounting policies is included in Note 1, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” of the Notes to the Consolidated Financial Statements of our 2016 Form 10-K, which discusses accounting policies that we have selected from acceptable alternatives.
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
A discussion of our critical accounting estimates may be found in the “Management’s Discussion and Analysis” section of our 2016 Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.” Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first three months of 2017.
RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note 12, "RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS," in the Notes to Condensed Consolidated Financial Statements for additional information.
ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
A discussion of quantitative and qualitative disclosures about market risk may be found in Item 7A of our 2016 Form 10-K. There have been no material changes in this information since the filing of our 2016 Form 10-K.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended April 2, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The disclosure set forth under "Loss Contingency" in Note 9, "COMMITMENTS AND CONTINGENCIES," to the Condensed Consolidated Financial Statements is incorporated herein by reference.
We conduct significant business operations in Brazil that are subject to the Brazilian federal, state and local labor, social security, tax and customs laws. While we believe we comply with such laws, they are complex, subject to varying interpretations and we are often engaged in litigation regarding the application of these laws to particular circumstances.
ITEM 1A.  Risk Factors
In addition to other information set forth in this report, you should consider other risk factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K or the "CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION" in this Quarterly report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently judge to be immaterial also may materially adversely affect our business, financial condition or operating results.
ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following information is provided pursuant to Item 703 of Regulation S-K:

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1 - February 5	950	$147.01	—	61,703
February 6 - March 5	323,609	151.60	305,057	43,132
March 6 - April 2	38,543	149.66	33,538	38,727
Total	363,102	151.38	338,595
____________________________________
(1)  Shares purchased represent shares under our Key Employee Stock Investment Plan established in 1969 (there is no maximum repurchase limitation in this plan) and our Board of Directors authorized share repurchase programs.
(2)  These values reflect the sum of shares held in loan status under our Key Employee Stock Investment Plan. The repurchase programs authorized by the Board of Directors do not limit the number of shares that may be purchased and were excluded from this column. The dollar value remaining available for future purchases under such programs as of April 2, 2017, was $1.4 billion.
In December 2016, our Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon completion of the 2015 repurchase plan. In November 2015, our Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon the completion of the 2014 repurchase plan. During the three months ended April 2, 2017, we repurchased $51 million of common stock under the 2015 Board of Directors authorized plan.

During the three months ended April 2, 2017, we repurchased 24,507 shares from employees in connection with the Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock on an installment basis up to an established credit limit. Loans are issued for five-year terms at a fixed interest rate established at the date of purchase and may be refinanced after their initial five-year period for an additional five-year period. Participants must hold shares for a minimum of six months from date of purchase. If the shares are sold before the loan is paid off, the employee must wait six months before another share purchase may be made. We hold participants’ shares as security for the loans and would, in effect repurchase shares if the participant defaulted in repayment of the loan. There is no maximum amount of shares that we may purchase under this plan.
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

Cummins Inc.
Date:	May 2, 2017

	By:	/s/ PATRICK J. WARD	By:	/s/ CHRISTOPHER CLULOW
		Patrick J. Ward		Christopher Clulow
		Vice President and Chief Financial Officer		Vice President-Corporate Controller
		(Principal Financial Officer)		(Principal Accounting Officer)

CUMMINS INC.
EXHIBIT INDEX

Exhibit No.	Description of Exhibit
12	Calculation of Ratio of Earnings to Fixed Charges.
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.