Form 10-Q
period 2017-07-02
CUMMINS INC
filed 2017-08-01
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 2, 2017

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

As of July 2, 2017, there were 167,620,608 shares of common stock outstanding with a par value of $2.50 per share.

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

CUMMINS INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION
ITEM 1.  Condensed Consolidated Financial Statements
CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Six months ended
In millions, except per share amounts	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
NET SALES (a)	$5,078	$4,528	$9,667	$8,819
Cost of sales	3,829	3,331	7,290	6,566
GROSS MARGIN	1,249	1,197	2,377	2,253
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	596	524	1,133	1,014
Research, development and engineering expenses	174	155	332	321
Equity, royalty and interest income from investees (Note 4)	98	88	206	160
Loss contingency (Note 9)	—	39	—	39
Other operating income (expense), net	18	—	23	(2)
OPERATING INCOME	595	567	1,141	1,037
Interest income	5	6	7	12
Interest expense (Note 7)	21	16	39	35
Other income (expense), net	20	18	38	26
INCOME BEFORE INCOME TAXES	599	575	1,147	1,040
Income tax expense	158	148	301	280
CONSOLIDATED NET INCOME	441	427	846	760
Less: Net income attributable to noncontrolling interests	17	21	26	33
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$424	$406	$820	$727

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
Basic	$2.53	$2.41	$4.90	$4.27
Diluted	$2.53	$2.40	$4.88	$4.26

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	167.3	168.8	167.4	170.3
Dilutive effect of stock compensation awards	0.5	0.2	0.5	0.2
Diluted	167.8	169.0	167.9	170.5

CASH DIVIDENDS DECLARED PER COMMON SHARE	$1.025	$0.975	$2.05	$1.95
____________________________________
(a) Includes sales to nonconsolidated equity investees of $283 million and $550 million and $276 million and $518 million for the three and six months ended July 2, 2017 and July 3, 2016, respectively.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Six months ended
In millions	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
CONSOLIDATED NET INCOME	$441	$427	$846	$760
Other comprehensive income (loss), net of tax (Note 10)
Foreign currency translation adjustments	102	(213)	182	(270)
Unrealized gain (loss) on derivatives	—	(6)	1	(27)
Change in pension and other postretirement defined benefit plans	15	9	36	18
Unrealized gain (loss) on marketable securities	1	1	1	1
Total other comprehensive income (loss), net of tax	118	(209)	220	(278)
COMPREHENSIVE INCOME	559	218	1,066	482
Less: Comprehensive income attributable to noncontrolling interests	18	15	40	27
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUMMINS INC.	$541	$203	$1,026	$455

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

In millions, except par value	July 2, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$1,293	$1,120
Marketable securities (Note 5)	174	260
Total cash, cash equivalents and marketable securities	1,467	1,380
Accounts and notes receivable, net
Trade and other	3,237	2,803
Nonconsolidated equity investees	316	222
Inventories (Note 6)	2,982	2,675
Prepaid expenses and other current assets	600	627
Total current assets	8,602	7,707
Long-term assets
Property, plant and equipment	7,804	7,635
Accumulated depreciation	(4,017)	(3,835)
Property, plant and equipment, net	3,787	3,800
Investments and advances related to equity method investees	1,162	946
Goodwill	488	480
Other intangible assets, net	339	332
Pension assets	852	731
Other assets	1,030	1,015
Total assets	$16,260	$15,011

LIABILITIES
Current liabilities
Accounts payable (principally trade)	$2,300	$1,854
Loans payable (Note 7)	54	41
Commercial paper (Note 7)	134	212
Accrued compensation, benefits and retirement costs	475	412
Current portion of accrued product warranty (Note 8)	392	333
Current portion of deferred revenue	520	468
Other accrued expenses	974	970
Current maturities of long-term debt (Note 7)	45	35
Total current liabilities	4,894	4,325
Long-term liabilities
Long-term debt (Note 7)	1,564	1,568
Postretirement benefits other than pensions	318	329
Pensions	327	326
Other liabilities and deferred revenue	1,335	1,289
Total liabilities	$8,438	$7,837

Commitments and contingencies (Note 9)

EQUITY
Cummins Inc. shareholders’ equity
Common stock, $2.50 par value, 500 shares authorized, 222.3 and 222.4 shares issued	$2,184	$2,153
Retained earnings	11,517	11,040
Treasury stock, at cost, 54.7 and 54.2 shares	(4,586)	(4,489)
Common stock held by employee benefits trust, at cost, 0.6 and 0.7 shares	(7)	(8)
Accumulated other comprehensive loss (Note 10)	(1,615)	(1,821)
Total Cummins Inc. shareholders’ equity	7,493	6,875
Noncontrolling interests	329	299
Total equity	$7,822	$7,174
Total liabilities and equity	$16,260	$15,011

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended
In millions	July 2, 2017	July 3, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$846	$760
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	284	259
Deferred income taxes	—	2
Equity in income of investees, net of dividends (Note 4)	(132)	(87)
Pension contributions in excess of expense (Note 3)	(44)	(82)
Other post-retirement benefits payments in excess of expense (Note 3)	(8)	(17)
Stock-based compensation expense	23	20
Restructuring payments	—	(42)
Loss contingency (Note 9)	—	39
Translation and hedging activities	31	(45)
Changes in current assets and liabilities
Accounts and notes receivable	(488)	(252)
Inventories	(264)	(101)
Other current assets	21	189
Accounts payable	403	143
Accrued expenses	132	(209)
Changes in other liabilities and deferred revenue	103	129
Other, net	(81)	32
Net cash provided by operating activities	826	738

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(182)	(189)
Investments in internal use software	(40)	(27)
Investments in and advances to equity investees	(64)	(17)
Investments in marketable securities—acquisitions (Note 5)	(69)	(379)
Investments in marketable securities—liquidations (Note 5)	162	237
Cash flows from derivatives not designated as hedges	19	(21)
Other, net	14	5
Net cash used in investing activities	(160)	(391)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	2	109
Net (payments) borrowings of commercial paper (Note 7)	(78)	200
Payments on borrowings and capital lease obligations	(29)	(133)
Distributions to noncontrolling interests	(10)	(24)
Dividend payments on common stock	(343)	(333)
Repurchases of common stock (Note 2)	(120)	(695)
Other, net	34	(20)
Net cash used in financing activities	(544)	(896)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	51	(117)
Net increase (decrease) in cash and cash equivalents	173	(666)
Cash and cash equivalents at beginning of year	1,120	1,711
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,293	$1,045

 The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

In millions	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Common Stock Held in Trust	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2015	$556	$1,622	$10,322	$(3,735)	$(11)	$(1,348)	$7,406	$344	$7,750
Net income			727				727	33	760
Other comprehensive income (loss), net of tax (Note 10)						(272)	(272)	(6)	(278)
Issuance of common stock		4					4	—	4
Employee benefits trust activity		14			2		16	—	16
Repurchases of common stock (Note 2)				(695)			(695)	—	(695)
Cash dividends on common stock			(333)				(333)	—	(333)
Distributions to noncontrolling interests							—	(31)	(31)
Stock based awards		(6)		8			2	—	2
Other shareholder transactions		6					6	(6)	—
BALANCE AT JULY 3, 2016	$556	$1,640	$10,716	$(4,422)	$(9)	$(1,620)	$6,861	$334	$7,195

BALANCE AT DECEMBER 31, 2016	$556	$1,597	$11,040	$(4,489)	$(8)	$(1,821)	$6,875	$299	$7,174
Net income			820				820	26	846
Other comprehensive income (loss), net of tax (Note 10)						206	206	14	220
Issuance of common stock		3					3	—	3
Employee benefits trust activity		12			1		13	—	13
Repurchases of common stock				(120)			(120)	—	(120)
Cash dividends on common stock			(343)				(343)	—	(343)
Distributions to noncontrolling interests							—	(10)	(10)
Stock based awards				23			23	—	23
Other shareholder transactions		16					16	—	16
BALANCE AT JULY 2, 2017	$556	$1,628	$11,517	$(4,586)	$(7)	$(1,615)	$7,493	$329	$7,822

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
Reporting Period
Our reporting period usually ends on the Sunday closest to the last day of the quarterly calendar period. The second quarters of 2017 and 2016 ended on July 2 and July 3, respectively. Our fiscal year ends on December 31, regardless of the day of the week on which December 31 falls.
Weighted-average Diluted Shares Outstanding
The weighted-average diluted common shares outstanding excludes the anti-dilutive effect of certain stock options since such options had an exercise price in excess of the monthly average market value of our common stock. The options excluded from diluted earnings per share were as follows:

	Three months ended		Six months ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Options excluded	6,155	1,262,469	61,345	1,475,068
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
NOTE 3. PENSION AND OTHER POSTRETIREMENT BENEFITS
We sponsor funded and unfunded domestic and foreign defined benefit pension and other postretirement plans. Contributions to these plans were as follows:

	Three months ended		Six months ended
In millions	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Defined benefit pension plans
Voluntary contribution	$41	$37	$84	$85
Mandatory contribution	—	6	—	18
Defined benefit pension contributions	$41	$43	$84	$103

Other postretirement plans	$3	$15	$18	$28

Defined contribution pension plans	$19	$14	$48	$35
We anticipate making additional defined benefit pension contributions during the remainder of 2017 of $50 million for our U.S. and U.K. pension plans. Approximately $133 million of the estimated $134 million of pension contributions for the full year are voluntary. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2017 net periodic pension cost to approximate $83 million.
The components of net periodic pension and other postretirement benefit costs under our plans were as follows:

	Pension
	U.S. Plans		U.K. Plans		Other Postretirement Benefits
	Three months ended
In millions	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Service cost	$26	$23	$7	$6	$—	$—
Interest cost	27	28	10	13	4	4
Expected return on plan assets	(52)	(51)	(17)	(19)	—	—
Recognized net actuarial loss	9	7	10	4	1	2
Net periodic benefit cost	$10	$7	$10	$4	$5	$6

	Pension
	U.S. Plans		U.K. Plans		Other Postretirement Benefits
	Six months ended
In millions	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Service cost	$53	$46	$13	$11	$—	$—
Interest cost	53	56	20	26	7	8
Expected return on plan assets	(103)	(102)	(34)	(38)	—	—
Recognized net actuarial loss	18	14	20	8	3	3
Net periodic benefit cost	$21	$14	$19	$7	$10	$11
NOTE 4. EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES
Equity, royalty and interest income from investees included in our Condensed Consolidated Statements of Income for the reporting periods was as follows:

	Three months ended		Six months ended
In millions	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Distribution entities
Komatsu Cummins Chile, Ltda.	$8	$8	$15	$18
North American distributors	—	6	—	11
All other distributors	—	1	—	1
Manufacturing entities
Beijing Foton Cummins Engine Co., Ltd.	22	22	55	40
Dongfeng Cummins Engine Company, Ltd.	19	15	41	22
Chongqing Cummins Engine Company, Ltd.	10	9	19	17
All other manufacturers	27	16	51	32
Cummins share of net income	86	77	181	141
Royalty and interest income	12	11	25	19
Equity, royalty and interest income from investees	$98	$88	$206	$160
NOTE 5. MARKETABLE SECURITIES
A summary of marketable securities, all of which are classified as current, was as follows:

	July 2, 2017			December 31, 2016
In millions	Cost	Gross unrealized gains/(losses)	Estimated fair value	Cost	Gross unrealized gains/(losses)	Estimated fair value
Available-for-sale (1)
Debt mutual funds	$157	$—	$157	$132	$—	$132
Bank debentures	3	—	3	114	—	114
Equity mutual funds	12	1	13	12	—	12
Government debt securities	1	—	1	2	—	2
Total marketable securities	$173	$1	$174	$260	$—	$260
____________________________________
(1) All marketable securities are classified as Level 2 securities. The fair value of Level 2 securities is estimated using actively quoted prices for similar instruments from brokers and observable inputs where available, including market transactions and third-party pricing services, or net asset values provided to investors. We do not currently have any Level 3 securities and there were no transfers between Level 2 or 3 during the first half of 2017 and for the year ended 2016.
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

The proceeds from sales and maturities of marketable securities and gross realized gains and losses from the sale of available-for-sale securities were as follows:

	Three months ended		Six months ended
In millions	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Proceeds from sales and maturities of marketable securities (1)	$15	$202	$162	$237
____________________________________
(1) Gross realized gains and losses from the sale of available-for-sale securities were immaterial.
The fair value of available-for-sale investments in debt securities that utilize a Level 2 fair value measure is shown by contractual maturity below:

Contractual Maturity (In millions)	July 2, 2017
1 year or less	$160
1 - 5 years	1
Total	$161
NOTE 6. INVENTORIES
Inventories are stated at the lower of cost or market. Inventories included the following:

In millions	July 2, 2017	December 31, 2016
Finished products	$1,905	$1,779
Work-in-process and raw materials	1,192	1,005
Inventories at FIFO cost	3,097	2,784
Excess of FIFO over LIFO	(115)	(109)
Total inventories	$2,982	$2,675

NOTE 7. DEBT
Loans Payable and Commercial Paper
Loans payable, commercial paper and the related weighted-average interest rates were as follows:

In millions	July 2, 2017	December 31, 2016
Loans payable (1)	$54	$41
Commercial paper (2)	134	212
____________________________________
(1) Loans payable consist primarily of notes payable to various domestic and international financial institutions. It is not practical to aggregate these notes and calculate a quarterly weighted-average interest rate.
(2) The weighted average interest rate, inclusive of all brokerage fees, was 1.20 percent and 0.79 percent at July 2, 2017 and December 31, 2016, respectively.
Long-term Debt
A summary of long-term debt was as follows:

In millions	July 2, 2017	December 31, 2016
Long-term debt
Senior notes, 3.65%, due 2023	$500	$500
Debentures, 6.75%, due 2027	58	58
Debentures, 7.125%, due 2028	250	250
Senior notes, 4.875%, due 2043	500	500
Debentures, 5.65%, due 2098 (effective interest rate 7.48%)	165	165
Other debt	56	51
Unamortized discount	(55)	(56)
Fair value adjustments due to hedge on indebtedness	45	47
Capital leases	90	88
Total long-term debt	1,609	1,603
Less: Current maturities of long-term debt	45	35
Long-term debt	$1,564	$1,568
Principal payments required on long-term debt during the next five years are as follows:

In millions	2017	2018	2019	2020	2021
Principal payments	$18	$45	$36	$10	$4
Fair Value of Debt
Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair values and carrying values of total debt, including current maturities, were as follows:

In millions	July 2, 2017	December 31, 2016
Fair value of total debt (1)	$2,036	$2,077
Carrying value of total debt	1,797	1,856
_________________________________________________
(1) The fair value of debt is derived from Level 2 inputs.

NOTE 8. PRODUCT WARRANTY LIABILITY
A tabular reconciliation of the product warranty liability, including the deferred revenue related to our extended warranty coverage and accrued recall programs was as follows:

In millions	July 2, 2017	July 3, 2016
Balance, beginning of year	$1,414	$1,404
Provision for warranties issued	239	181
Deferred revenue on extended warranty contracts sold	101	116
Payments	(199)	(199)
Amortization of deferred revenue on extended warranty contracts	(109)	(98)
Changes in estimates for pre-existing warranties	74	12
Foreign currency translation	1	(5)
Balance, end of period	$1,521	$1,411
Warranty related deferred revenues and the long-term portion of the warranty liabilities on our July 2, 2017, balance sheet were as follows:

In millions	July 2, 2017	Balance Sheet Location
Deferred revenue related to extended coverage programs
Current portion	$232	Current portion of deferred revenue
Long-term portion	505	Other liabilities and deferred revenue
Total	$737

Long-term portion of warranty liability	$392	Other liabilities and deferred revenue
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
While we are not responsible for the warranty issues related to a component that we did not manufacture or sell, as the emission compliance certificate holder, we are responsible for proposing a remedy to the EPA and CARB. As a result, we have proposed actions to the agencies that we believe will address the emission failures. As the certificate holder, we expect to participate in the cost of the proposed voluntary Campaign and recorded a charge of $60 million in 2015. The Campaign design was finalized with our OEM customer, reviewed with the EPA and submitted for final approval in 2016. We concluded based upon additional in-use emission testing performed in 2016, that the Campaign should be expanded to include a larger population of vehicles manufactured by this one OEM. We recorded additional charges of $39 million and $99 million in the second and third quarter, respectively, in 2016 to reflect the estimated cost of our participation in the Campaign. We continue to work with our OEM customer to resolve the allocation of costs for the Campaign, including pending litigation between the parties. The Campaign is not expected to be completed for some time and our final cost could differ from the amount we have recorded.
We do not currently expect any fines or penalties from the EPA or CARB related to this matter.
We are funding the Campaign, which began in the fourth quarter of 2016, with a combination of cash and credit memos. The remaining accrual of $159 million is included in ''Other accrued expenses'' in our Condensed Consolidated Balance Sheets.
Guarantees and Commitments
Periodically, we enter into guarantee arrangements, including guarantees of non-U.S. distributor financings, residual value guarantees on equipment under operating leases and other miscellaneous guarantees of joint ventures or third-party obligations. At July 2, 2017, the maximum potential loss related to these guarantees was $43 million.
We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. At July 2, 2017, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $107 million, of which $35 million relates to a contract with a components supplier that extends to 2018 and $28 million relates to a contract with a power systems supplier that extends to 2019. Most of these arrangements enable us to secure critical components. We do not currently anticipate paying any penalties under these contracts.
We enter into physical forward contracts with suppliers of platinum, palladium and copper to purchase minimum volumes of the commodities at contractually stated prices for various periods, not to exceed two years. At July 2, 2017, the total commitments under these contracts were $43 million. These arrangements enable us to fix the prices of these commodities, which otherwise are subject to market volatility.
We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance. These performance bonds and other performance-related guarantees were $82 million at July 2, 2017.
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

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE LOSS
Following are the changes in accumulated other comprehensive income (loss) by component for the three months ended:

	Three months ended
In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on marketable securities	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total other comprehensive income (loss)
Balance at April 3, 2016	$(645)	$(753)	$(2)	$(17)	$(1,417)
Other comprehensive income before reclassifications
Before tax amount	—	(207)	1	(10)	(216)	$(6)	$(222)
Tax benefit (expense)	—	—	—	2	2	—	2
After tax amount	—	(207)	1	(8)	(214)	(6)	(220)
Amounts reclassified from accumulated other comprehensive loss(1)(2)	9	—	—	2	11	—	11
Net current period other comprehensive income (loss)	9	(207)	1	(6)	(203)	$(6)	$(209)
Balance at July 3, 2016	$(636)	$(960)	$(1)	$(23)	$(1,620)

Balance at April 2, 2017	$(664)	$(1,060)	$(1)	$(7)	$(1,732)
Other comprehensive income before reclassifications
Before tax amount	—	105	1	(2)	104	$1	$105
Tax benefit (expense)	—	(4)	(1)	1	(4)	—	(4)
After tax amount	—	101	—	(1)	100	1	101
Amounts reclassified from accumulated other comprehensive loss(1)(2)	15	—	1	1	17	—	17
Net current period other comprehensive income (loss)	15	101	1	—	117	$1	$118
Balance at July 2, 2017	$(649)	$(959)	$—	$(7)	$(1,615)
____________________________________
(1) Amounts are net of tax.
(2) Reclassifications out of accumulated other comprehensive income (loss) and the related tax effects are immaterial for separate disclosure.

Following are the changes in accumulated other comprehensive income (loss) by component for the six months ended:

	Six months ended
In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on marketable securities	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total other comprehensive income (loss)
Balance at December 31, 2015	$(654)	$(696)	$(2)	$4	$(1,348)
Other comprehensive income before reclassifications
Before tax amount	—	(265)	1	(36)	(300)	$(6)	$(306)
Tax benefit (expense)	—	1	—	6	7	—	7
After tax amount	—	(264)	1	(30)	(293)	(6)	(299)
Amounts reclassified from accumulated other comprehensive loss(1)(2)	18	—	—	3	21	—	21
Net current period other comprehensive income (loss)	18	(264)	1	(27)	(272)	$(6)	$(278)
Balance at July 3, 2016	$(636)	$(960)	$(1)	$(23)	$(1,620)

Balance at December 31, 2016	$(685)	$(1,127)	$(1)	$(8)	$(1,821)
Other comprehensive income before reclassifications
Before tax amount	8	180	2	(8)	182	$14	$196
Tax benefit (expense)	(3)	(12)	(1)	3	(13)	—	(13)
After tax amount	5	168	1	(5)	169	14	183
Amounts reclassified from accumulated other comprehensive loss(1)(2)	31	—	—	6	37	—	37
Net current period other comprehensive income (loss)	36	168	1	1	206	$14	$220
Balance at July 2, 2017	$(649)	$(959)	$—	$(7)	$(1,615)
____________________________________
(1) Amounts are net of tax.
(2) Reclassifications out of accumulated other comprehensive income (loss) and the related tax effects are immaterial for separate disclosure.

NOTE 11. ACQUISITION

In April 2017, we entered into an agreement to form a joint venture with Eaton Corporation PLC and we closed the transaction on July 31, 2017. We purchased a 50 percent interest in the new venture named Eaton Cummins Automated Transmission Technologies for $600 million in cash. The joint venture will design, assemble, sell and support medium-duty and heavy-duty automated transmissions for the commercial vehicle market, including new product launches. We will consolidate the results of the joint venture in our Components segment as we have a majority voting interest in the venture by virtue of a tie-breaking vote on the board of directors. We expect to record total assets of approximately $1.2 billion upon consolidation, the substantial majority of which will be intangible assets and goodwill.
NOTE 12. OPERATING SEGMENTS
Operating segments under GAAP are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (CODM), or decision-making group, in deciding how to allocate resources and in assessing performance. Our CODM is the President and Chief Operating Officer.
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

Summarized financial information regarding our reportable operating segments is shown in the table below:

In millions	Engine	Distribution	Components	Power Systems	Intersegment Eliminations (1)	Total
Three months ended July 2, 2017
External sales	$1,711	$1,716	$1,064	$587	$—	$5,078
Intersegment sales	596	6	390	430	(1,422)	—
Total sales	2,307	1,722	1,454	1,017	(1,422)	5,078
Depreciation and amortization (2)	46	31	38	29	—	144
Research, development and engineering expenses	63	4	57	50	—	174
Equity, royalty and interest income from investees	56	13	15	14	—	98
Interest income	2	1	1	1	—	5
Segment EBIT	277	96	190	61	(4)	620

Three months ended July 3, 2016
External sales	$1,504	$1,538	$933	$553	$—	$4,528
Intersegment sales	498	6	346	368	(1,218)	—
Total sales	2,002	1,544	1,279	921	(1,218)	4,528
Depreciation and amortization (2)	41	29	32	29	—	131
Research, development and engineering expenses	53	3	51	48	—	155
Equity, royalty and interest income from investees	46	19	12	11	—	88
Loss contingency (3)	39	—	—	—	—	39
Interest income	3	1	1	1	—	6
Segment EBIT	206	87	190	90	18	591

Six months ended July 2, 2017
External sales	$3,168	$3,353	$2,044	$1,102	$—	$9,667
Intersegment sales	1,162	14	754	797	(2,727)	—
Total sales	4,330	3,367	2,798	1,899	(2,727)	9,667
Depreciation and amortization(2)	90	61	75	57	—	283
Research, development and engineering expenses	117	8	107	100	—	332
Equity, royalty and interest income from investees	128	24	28	26	—	206
Interest income	3	2	1	1	—	7
Segment EBIT	506	196	369	118	(3)	1,186

Six months ended July 3, 2016
External sales	$2,993	$2,996	$1,830	$1,000	$—	$8,819
Intersegment sales	985	11	686	729	(2,411)	—
Total sales	3,978	3,007	2,516	1,729	(2,411)	8,819
Depreciation and amortization(2)	80	57	63	58	—	258
Research, development and engineering expenses	110	7	107	97	—	321
Equity, royalty and interest income from investees	82	37	20	21	—	160
Loss contingency (3)	39	—	—	—	—	39
Interest income	5	2	2	3	—	12
Segment EBIT	403	174	353	136	9	1,075
____________________________________
(1) Includes intersegment sales, intersegment profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses for the three and six months ended July 2, 2017 and July 3, 2016.
(2) Depreciation and amortization as shown on a segment basis excludes the amortization of debt discount and deferred costs included in the Condensed Consolidated Statements of Income as "Interest expense." The amortization of debt discount and deferred costs were $1 million and $1 million for the six months ended July 2, 2017 and July 3, 2016, respectively.
(3) See Note 9, "COMMITMENTS AND CONTINGENCIES," for additional information.

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Income is shown in the table below:

	Three months ended		Six months ended
In millions	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Total segment EBIT	$620	$591	$1,186	$1,075
Less: Interest expense	21	16	39	35
Income before income taxes	$599	$575	$1,147	$1,040
NOTE 13. RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Accounting Pronouncements Recently Adopted
In March 2016, the Financial Accounting Standards Board (FASB) amended its standards related to accounting for stock compensation, which became effective for us beginning January 1, 2017. The amendment replaced the requirement to record excess tax benefits and certain tax deficiencies in additional paid-in capital by recording all excess tax benefits and tax deficiencies as income tax expense / benefit in the Condensed Consolidated Statements of Income and was adopted prospectively. Excess tax benefits and deficiencies are required to be recorded as discrete items in the period in which they occur and were not material for the three and six months ended July 2, 2017. In addition, the standard impacted our Condensed Consolidated Statements of Cash Flows retrospectively, as excess tax benefits are now required to be presented as an operating activity and the cash paid to tax authorities is required to be presented as a financing activity. This resulted in a net reclassification of $4 million from operating to financing activities for the six months ended July 2, 2017. Finally, in accordance with the standard, we elected to continue our historical approach of estimating forfeitures during the award's vesting period and adjusting our estimate when it is no longer probable that the employee will fulfill the service condition. The adoption of the standard was not material to our diluted earnings per common share.
Accounting Pronouncements Issued But Not Yet Effective
In March 2017, the FASB amended its standards related to the presentation of pension and other postretirement benefit costs in the financial statements. Under the new standard, we will be required to separate service costs from all other elements of pension costs and reflect the other elements of pension costs outside of operating income in our Consolidated Statements of Income. In addition, the standard will limit the amount eligible for capitalization (into inventory or self-constructed assets) to the amount of service cost. This portion of the standard will be applied on a prospective basis. The remainder of the new standard is effective for us on a retrospective basis beginning January 1, 2018. While we are still evaluating the impact of this standard, the change in presentation will likely result in a decrease in operating income primarily due to the requirement to present the expected return on plan assets outside of operating income.
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
In June 2016, the FASB amended its standards related to accounting for credit losses on financial instruments. This amendment introduces new guidance for accounting for credit losses on instruments including trade receivables and held-to-maturity debt securities. The new rules are effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are in the process of evaluating the impact the amendment will have on our Consolidated Financial Statements.
In February 2016, the FASB amended its standards related to the accounting for leases. Under the new standard, lessees will now be required to recognize substantially all leases on the balance sheet as both a right-of-use-asset and a liability. The standard will continue to have two types of leases for income statement recognition purposes: operating leases and finance leases. Operating leases will result in the recognition of a single lease expense on a straight-line basis over the lease term similar to the treatment for operating leases under today's standards. Finance leases will result in an accelerated expense similar to the accounting for capital leases under today's standards. The determination of a lease classification as operating or finance will occur in a manner similar to today's standard. The new standard also contains amended guidance regarding the identification of embedded leases in service contracts and the identification of lease and non-lease components of an arrangement. The new standard is effective on January 1, 2019, with early adoption permitted. We are still evaluating the impact the standard could have on our Consolidated Financial Statements, including our internal controls over financial reporting. While we have not yet quantified the amount, we do expect the standard will have a material impact on our Consolidated Balance Sheets due to the recognition of additional assets and liabilities for operating leases.
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
In May 2014, the FASB amended its standards related to revenue recognition. This amendment replaces all existing revenue recognition guidance and provides a single, comprehensive revenue recognition model for all contracts with customers. The standard contains principles that we will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that we will recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that we expect to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of the time value of money in the transaction price and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendment also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in those judgments and assets recognized from costs incurred to fulfill a contract. The standard allows either full or modified retrospective adoption effective for annual and interim periods beginning January 1, 2018. We are in the process of evaluating the impact the amendment will have on our Consolidated Financial Statements, including our internal controls over financial reporting. We expect to adopt the standard using the modified retrospective approach. While we have not yet completed our evaluation process, we have identified that a change will be required related to our accounting for remanufactured product sales that include an exchange of the used product, referred to as core. Revenue is not currently recognized related to the core component unless the used product is not returned. Under the new standard, the transaction will be accounted for as a gross sale and a purchase of inventory. As a result, the exchange will increase both sales and cost of sales, in equal amounts, related to core. This will not impact gross margin dollars, but will impact the gross margin percentage. We are still quantifying the amount of this change. We have also identified transactions where revenue recognition is currently limited to the amount of billings not contingent on our future performance. With the allocation provisions of the new model, we expect to accelerate the timing of revenue recognition for amounts related to satisfied performance obligations that would have been delayed under the current guidance. We do not expect the impact of this change to be material, but we are still quantifying the impact. Using the modified retrospective adoption method, we will record an adjustment to our opening equity balance at January 1, 2018, to account for the differences between existing revenue recorded and revenue that would have been recorded under the new standard related to contracts for which we have begun to recognize revenue prior to the adoption date. We are still quantifying the potential amount of this adjustment.

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
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION
Certain parts of this quarterly report contain forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that are based on current expectations, estimates and projections about the industries in which we operate and management’s beliefs and assumptions. Forward-looking statements are generally accompanied by words such as "anticipates," "expects," "forecasts," "intends," "plans," "believes," "seeks," "estimates," "could," "should" or words of similar meaning. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which we refer to as "future factors," which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Some future factors that could cause our results to differ materially from the results discussed in such forward-looking statements are discussed below and shareholders, potential investors and other readers are urged to consider these future factors carefully in evaluating forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. Future factors that could affect the outcome of forward-looking statements include the following:

•	a sustained slowdown or significant downturn in our markets;

•	changes in the engine outsourcing practices of significant customers;

•	a major customer experiencing financial distress;

•	lower than expected acceptance of new or existing products or services;

•	any significant problems in our new engine platforms;

•	a further slowdown in infrastructure development and/or continuing depressed commodity prices;

•	unpredictability in the adoption, implementation and enforcement of emission standards around the world;

•	foreign currency exchange rate changes;

•	the actions of, and income from, joint ventures and other investees that we do not directly control;

•	the integration of our previously partially-owned United States and Canadian distributors;

•	our plan to reposition our portfolio of product offerings through exploring strategic acquisitions and divestitures and related uncertainties of entering such transactions;

•	supply shortages and supplier financial risk, particularly from any of our single-sourced suppliers;

•	variability in material and commodity costs;

•	product recalls;

•	competitor activity;

•	increasing competition, including increased global competition among our customers in emerging markets;

•	exposure to potential security breaches or other disruptions to our information technology systems and data security;

•	political, economic and other risks from operations in numerous countries;

•	changes in taxation;

•	global legal and ethical compliance costs and risks;

•	aligning our capacity and production with our demand;

•	product liability claims;

•	increasingly stringent environmental laws and regulations;

•	the price and availability of energy;

•	the performance of our pension plan assets and volatility of discount rates;

•	labor relations;

•	changes in accounting standards;

•	future bans or limitations on the use of diesel-powered vehicles;

•	our sales mix of products;

•	protection and validity of our patent and other intellectual property rights;

•	technological implementation and cost/financial risks in our increasing use of large, multi-year contracts;

•	the outcome of pending and future litigation and governmental proceedings;

•	continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support our future business; and

•	other risk factors described in our 2016 Form 10-K, Part I, Item 1A under the caption “Risk Factors.”
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
Worldwide revenues increased 12 percent in the three months ended July 2, 2017, as compared to the same period in 2016, with all operating segments reporting higher revenue. Revenue in the U.S. and Canada improved by 13 percent primarily due to increased demand in the North American on-highway markets and increased industrial demand (especially in the oil and gas market). International demand growth (excludes the U.S. and Canada) improved revenues by 11 percent, with sales up in most of our markets (especially in China, India and Russia). The increase in international sales was primarily due to increased demand in industrial markets (especially construction markets in China and mining markets in Europe) and increased demand in all Components businesses (especially on-highway truck demand in China and product sales to meet new emission requirements for trucks in India), partially offset by unfavorable foreign currency impacts of 2 percent (primarily in the Chinese renminbi and British pound).
Worldwide revenues increased 10 percent in the six months ended July 2, 2017, as compared to the same period in 2016, with all operating segments reporting higher revenue. International demand growth (excludes the U.S. and Canada) in 2017 improved revenues by 12 percent, with sales up in most of our markets, especially in China, India, Russia and the U.K. The increase in international sales was primarily due to increased demand in industrial markets (especially construction markets in China and mining markets in Europe) and increased demand in all Components businesses (especially on-highway truck demand in China and product sales to meet new emission requirements for trucks in India), partially offset by unfavorable foreign currency impacts of 3 percent (primarily in the British pound and Chinese renminbi). Revenue in the U.S. and Canada improved by 8 percent primarily due to increased demand in the North American on-highway markets and increased industrial demand (especially in the construction, oil and gas and argiculture markets).
The following tables contain sales and earnings before interest expense, income tax expense and noncontrolling interests (EBIT) by operating segment for the three and six months ended July 2, 2017 and July 3, 2016. Refer to the section titled “OPERATING SEGMENT RESULTS” for a more detailed discussion of sales and EBIT by operating segment, including the reconciliation of segment EBIT to net income attributable to Cummins Inc.

	Three months ended
Operating Segments	July 2, 2017			July 3, 2016			Percent change
		Percent			Percent		2017 vs. 2016
In millions	Sales	of Total	EBIT	Sales	of Total	EBIT	Sales	EBIT
Engine	$2,307	45%	$277	$2,002	44%	$206	15%	34%
Distribution	1,722	34%	96	1,544	34%	87	12%	10%
Components	1,454	29%	190	1,279	28%	190	14%	—%
Power Systems	1,017	20%	61	921	21%	90	10%	(32)%
Intersegment eliminations	(1,422)	(28)%	—	(1,218)	(27)%	—	17%	—
Non-segment	—	—	(4)	—	—	18	—	NM
Total	$5,078	100%	$620	$4,528	100%	$591	12%	5%

______________________________________
"NM" - not meaningful information
Net income attributable to Cummins was $424 million, or $2.53 per diluted share, on sales of $5.1 billion for the three months ended July 2, 2017, versus the comparable prior year period net income attributable to Cummins of $406 million, or $2.40 per diluted share, on sales of $4.5 billion. The increase in net income and earnings per diluted share was driven by significantly higher net sales, higher gross margin, the absence of an accrual for a loss contingency recorded in the second quarter of 2016, higher equity, royalty and interest income from investees, partially offset by increased selling, general and administrative expenses, higher research, development and engineering expenses and a higher effective tax rate. The increase in gross margin was primarily due to higher volumes, improved Distribution segment margins related to the acquisition of North American distributors since December 31, 2015 and lower material costs, partially offset by higher warranty costs ($87 million primarily due to changes in estimates in the Engine and Component segments and campaigns in the Power Systems segment) and increased variable compensation expense of $93 million. Diluted earnings per share for the three months ended July 2, 2017, benefited $0.01 from fewer weighted average shares outstanding due to purchases under the stock repurchase program.

	Six months ended
Operating Segments	July 2, 2017			July 3, 2016			Percent change
		Percent			Percent		2017 vs. 2016
In millions	Sales	of Total	EBIT	Sales	of Total	EBIT	Sales	EBIT
Engine	$4,330	45%	$506	$3,978	45%	$403	9%	26%
Distribution	3,367	35%	196	3,007	34%	174	12%	13%
Components	2,798	29%	369	2,516	28%	353	11%	5%
Power Systems	1,899	19%	118	1,729	20%	136	10%	(13)%
Intersegment eliminations	(2,727)	(28)%	—	(2,411)	(27)%	—	13%	—
Non-segment	—	—	(3)	—	—	9	—	NM
Total	$9,667	100%	$1,186	$8,819	100%	$1,075	10%	10%
______________________________________
"NM" - not meaningful information
Net income attributable to Cummins was $820 million, or $4.88 per diluted share, on sales of $9.7 billion for the six months ended July 2, 2017, versus the comparable prior year period net income attributable to Cummins of $727 million, or $4.26 per diluted share, on sales of $8.8 billion. The increase in net income and earnings per diluted share was driven by significantly higher net sales, higher gross margin, higher equity, royalty and interest income from investees, the absence of an accrual for a loss contingency recorded in the second quarter of 2016 and a lower effective tax rate, partially offset by increased selling, general and administrative expenses and higher research, development and engineering expenses. The increase in gross margin was primarily due to higher volumes, lower material costs, improved Distribution segment margins related to the acquisition of North American distributors since December 31, 2015, favorable pricing and favorable foreign currency fluctuations (primarily the British pound, South African rand and Brazilian real), partially offset by higher warranty costs ($120 million primarily due to changes in estimates in the Engine and Component segments and campaigns in the Power Systems segment) and increased variable compensation expense of $109 million. Diluted earnings per share for the six months ended July 2, 2017, benefited $0.01 from fewer weighted average shares outstanding, primarily due to purchases under the stock repurchase program.

We generated $826 million of operating cash flows for the six months ended July 2, 2017, compared to $738 million for the comparable period in 2016. Refer to the section titled "Cash Flows" in the "LIQUIDITY AND CAPITAL RESOURCES" section for a discussion of items impacting cash flows.

During the first half of 2017, we repurchased $120 million, or 0.8 million shares of common stock.
Our debt to capital ratio (total capital defined as debt plus equity) at July 2, 2017, was 18.7 percent, compared to 20.6 percent at December 31, 2016. At July 2, 2017, we had $1.5 billion in cash and marketable securities on hand and access to our $1.75 billion credit facilities, if necessary, to meet currently anticipated investment and funding needs.

In July 2017, our Board of Directors authorized an increase to our quarterly dividend of 5.4 percent from $1.025 per share to $1.08 per share.
We expect our effective tax rate for the full year of 2017 to approximate 26.0 percent, excluding any one-time tax items.
In April 2017, we entered into an agreement to form a joint venture with Eaton Corporation PLC and we closed the transaction on July 31, 2017. We purchased a 50 percent interest in the new venture named Eaton Cummins Automated Transmission Technologies for $600 million in cash. The joint venture will design, assemble, sell and support medium-duty and heavy-duty automated transmissions for the commercial vehicle market, including new product launches. We will consolidate the results of the joint venture in our Components segment as we have a majority voting interest in the venture by virtue of a tie-breaking vote on the board of directors. We are still in the process of finalizing the purchase accounting and we do not expect this new venture to have a significant impact on our consolidated results in 2017.

OUTLOOK
Our outlook reflects the following positive trends and challenges to our business that we expect could impact our revenue and earnings potential for the remainder of 2017.
Positive Trends

•	Demand for pick-up trucks in North America remains strong.

•	Market demand in off-highway markets in China and India remains strong.

•	Industry production of medium-duty trucks in North America should remain strong.

•	North American construction markets may stabilize.

•	Market demand may continue to improve in global mining.

•	North American heavy-duty truck demand may stabilize.
Challenges

•	Power generation markets may remain soft.

•	Weak economic conditions in Brazil may continue to negatively impact demand across our businesses.

•	Foreign currency could continue to put pressure on our results.

•	Marine markets are expected to remain weak.
Demand has improved in certain markets and we expect demand will continue to improve over time, as in prior economic cycles. We are well positioned to benefit as market conditions improve.

RESULTS OF OPERATIONS

	Three months ended		Favorable/		Six months ended		Favorable/
	July 2, 2017	July 3, 2016	(Unfavorable)		July 2, 2017	July 3, 2016	(Unfavorable)
In millions, except per share amounts			Amount	Percent			Amount	Percent
NET SALES	$5,078	$4,528	$550	12%	$9,667	$8,819	$848	10%
Cost of sales	3,829	3,331	(498)	(15)%	7,290	6,566	(724)	(11)%
GROSS MARGIN	1,249	1,197	52	4%	2,377	2,253	124	6%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	596	524	(72)	(14)%	1,133	1,014	(119)	(12)%
Research, development and engineering expenses	174	155	(19)	(12)%	332	321	(11)	(3)%
Equity, royalty and interest income from investees	98	88	10	11%	206	160	46	29%
Loss contingency	—	39	39	100%	—	39	39	100%
Other operating income (expense), net	18	—	18	NM	23	(2)	25	NM
OPERATING INCOME	595	567	28	5%	1,141	1,037	104	10%
Interest income	5	6	(1)	(17)%	7	12	(5)	(42)%
Interest expense	21	16	(5)	(31)%	39	35	(4)	(11)%
Other income (expense), net	20	18	2	11%	38	26	12	46%
INCOME BEFORE INCOME TAXES	599	575	24	4%	1,147	1,040	107	10%
Income tax expense	158	148	(10)	(7)%	301	280	(21)	(8)%
CONSOLIDATED NET INCOME	441	427	14	3%	846	760	86	11%
Less: Net income attributable to noncontrolling interests	17	21	4	19%	26	33	7	21%
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$424	$406	$18	4%	$820	$727	$93	13%
Diluted Earnings Per Common Share Attributable to Cummins Inc.	$2.53	$2.40	$0.13	5%	$4.88	$4.26	$0.62	15%
______________________________________
"NM" - not meaningful information

	Three months ended		Favorable/ (Unfavorable)	Six months ended		Favorable/ (Unfavorable)
	July 2, 2017	July 3, 2016		July 2, 2017	July 3, 2016
Percent of sales			Percentage Points			Percentage Points
Gross margin	24.6%	26.4%	(1.8)	24.6%	25.5%	(0.9)
Selling, general and administrative expenses	11.7%	11.6%	(0.1)	11.7%	11.5%	(0.2)
Research, development and engineering expenses	3.4%	3.4%	—	3.4%	3.6%	0.2
Net Sales
Net sales for the three months ended July 2, 2017, increased by $550 million versus the comparable period in 2016. The primary drivers were as follows:

•
Engine segment sales increased 15 percent primarily due to higher demand in North American medium-duty truck and bus, North American heavy-duty truck markets and improved demand in global off-highway markets.

•	Distribution segment sales increased 12 percent primarily due to an increase in organic sales and higher sales related to the acquisition of North American distributors since December 31, 2015.

•	Components segment sales increased 14 percent primarily due to higher demand across all lines of businesses, primarily in China, North America and India.

•	Power Systems segment sales increased 10 percent primarily due to higher demand in industrial markets.
These increases were unfavorably impacted by foreign currency fluctuations of approximately 1 percent, primarily in the Chinese renminbi and British pound.
Net sales for the six months ended July 2, 2017, increased $848 million versus the comparable period in 2016. The primary drivers were as follows:

•	Distribution segment sales increased 12 percent primarily due to an increase in organic sales and higher sales related to the acquisition of North American distributors since December 31, 2015.

•	Engine segment sales increased 9 percent primarily due to higher demand in off-highway markets, North American medium-duty truck and bus and North American heavy-duty truck markets.

•	Components segment sales increased 11 percent primarily due to higher demand across all lines of businesses, primarily in China and India.

•	Power Systems segment sales increased 10 percent primarily due to higher demand in industrial markets, especially global mining, North American oil and gas markets and North American rail markets.
These increases were unfavorably impacted by foreign currency fluctuations of approximately 1 percent, primarily in the British pound and Chinese renminbi.
Sales to international markets (excluding the U.S. and Canada), based on location of customers, for the three and six months months ended July 2, 2017, were 42 percent and 42 percent of total net sales, respectively, compared with 42 percent and 41 percent of total net sales for the comparable periods in 2016. A more detailed discussion of sales by segment is presented in the “OPERATING SEGMENT RESULTS” section.
Gross Margin
Gross margin increased $52 million for the three months ended July 2, 2017, versus the comparable period in 2016 and decreased 1.8 points as a percentage of sales. The increase in gross margin dollars was primarily due to higher volumes, improved Distribution segment margins related to the acquisition of North American distributors since December 31, 2015 and lower material costs, partially offset by higher warranty costs ($87 million primarily due to changes in estimates in the Engine and Component segments and campaigns in the Power Systems segment) and increased variable compensation expense of $93 million.
Gross margin increased $124 million for the six months ended July 2, 2017, versus the comparable period in 2016 and decreased 0.9 points as a percentage of sales. The increase in gross margin dollars was primarily due to higher volumes, lower material costs, improved Distribution segment margins related to the acquisition of North American distributors since December 31, 2015, favorable pricing and favorable foreign currency fluctuations (primarily the British pound, South African rand and Brazilian real), partially offset by higher warranty costs ($120 million primarily due to changes in estimates in the Engine and Component segments and campaigns in the Power Systems segment) and increased variable compensation expense of $109 million.
The provision for base warranties issued, excluding campaigns, as a percent of sales for the three and six months ended July 2, 2017, was 1.8 percent and 1.9 percent, respectively, compared to 1.8 percent and 1.9 percent for the comparable periods in 2016. A detailed discussion of margin by segment is presented in the “OPERATING SEGMENT RESULTS” section.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $72 million for the three months ended July 2, 2017, versus the comparable period in 2016, primarily due to higher variable compensation expenses ($49 million) and higher consulting expenses ($10 million). Compensation and related expenses include salaries, fringe benefits and variable compensation. Overall, selling, general and administrative expenses, as a percentage of sales, increased to 11.7 percent in the three months ended July 2, 2017, from 11.6 percent in the comparable period in 2016.
Selling, general and administrative expenses increased $119 million for the six months ended July 2, 2017, versus the comparable period in 2016, primarily due to higher variable compensation expenses ($64 million) and higher consulting expenses ($30 million). Overall, selling, general and administrative expenses, as a percentage of sales, increased to 11.7 percent in the six months ended July 2, 2017, from 11.5 percent in the comparable period in 2016.
Research, Development and Engineering Expenses
Research, development and engineering expenses increased $19 million for the three months ended July 2, 2017, versus the comparable period in 2016, primarily due to increased variable compensation expenses ($13 million) and lower expense recovery from customers ($5 million). Overall, research, development and engineering expenses remained flat as a percentage of sales, versus the comparable period in 2016 .
Research, development and engineering expenses increased $11 million for the six months ended July 2, 2017, versus the comparable period in 2016, primarily due to increased variable compensation expense ($13 million), partially offset by higher expense recovery from customers ($2 million). Overall, research, development and engineering expenses, as a percentage of sales, decreased to 3.4 percent in the six months ended July 2, 2017, from 3.6 percent in the comparable period in 2016.
Research activities continue to focus on development of new products to meet future emission standards around the world and improvements in fuel economy performance of diesel and natural gas powered engines.
Equity, Royalty and Interest Income from Investees
Equity, royalty and interest income from investees increased $10 million for the three months ended July 2, 2017, versus the comparable period in 2016, primarily due to higher earnings at Dongfeng Cummins Engine Company, Ltd.
Equity, royalty and interest income from investees increased $46 million for the six months ended July 2, 2017, versus the comparable period in 2016, primarily due to higher earnings at Dongfeng Cummins Engine Company, Ltd. and Beijing Foton Cummins Engine Co., Ltd.

Other Operating Income (Expense), Net
Other operating income (expense), net was as follows:

	Three months ended		Six months ended
In millions	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Royalty income, net	$11	$6	$20	$13
Amortization of intangible assets	(1)	(2)	(3)	(5)
Loss on write off of assets	(1)	(4)	(2)	(9)
Other, net	9	—	8	(1)
Total other operating income (expense), net	$18	$—	$23	$(2)
Interest Income
Interest income for the three months ended July 2, 2017, remained relatively flat versus the comparable period in 2016. Interest income for the six months ended July 2, 2017, decreased $5 million versus the comparable period in 2016, primarily due to lower short-term investments.
Interest Expense
Interest expense for the three months ended July 2, 2017, increased $5 million versus the comparable period in 2016, primarily due to hedge ineffectiveness on our interest rate swap. Interest expense for the six months ended July 2, 2017, increased $4 million versus the comparable period in 2016, primarily due to hedge ineffectiveness on our interest rate swap.
Other Income (Expense), Net
Other income (expense), net was as follows:

	Three months ended		Six months ended
In millions	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Change in cash surrender value of corporate owned life insurance	$16	$15	$29	$23
Dividend income	2	1	3	2
Foreign currency gain (loss), net	1	(8)	3	(11)
Bank charges	(2)	(1)	(5)	(4)
Other, net	3	11	8	16
Total other income (expense), net	$20	$18	$38	$26
Income Tax Expense
Our effective tax rate for the year is expected to approximate 26.0 percent, excluding any one-time items that may arise. Our tax rate is generally less than the 35 percent U.S. statutory income tax rate primarily due to lower tax rates on foreign income and the research tax credit.

Our effective tax rate for the three and six months ended July 2, 2017, was 26.4 percent and 26.2 percent, respectively, and contained only immaterial discrete items.
Our effective tax rate for the three and six months ended July 3, 2016, was 25.7 percent and 26.9 percent, respectively, and contained only immaterial discrete items.
The changes in the effective tax rate for the three and six months ended July 2, 2017, versus the comparable periods in 2016, were primarily due to differences in the jurisdictional mix of pre-tax income.
Noncontrolling Interests
Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities. Noncontrolling interests in income of consolidated subsidiaries for the three months ended July 2, 2017, decreased $4 million versus the comparable period in 2016, primarily due to the acquisition of the remaining interest in Wuxi Cummins Turbo Technologies Co. Ltd, in the fourth quarter of 2016.
Noncontrolling interests in income of consolidated subsidiaries for the six months ended July 2, 2017, decreased $7 million versus the comparable period in 2016, primarily due to the acquisition of the remaining interest in Wuxi Cummins Turbo Technologies Co. Ltd, in the fourth quarter of 2016.
Net Income Attributable to Cummins Inc. and Diluted Earnings Per Share Attributable to Cummins Inc.
Net income and diluted earnings per share attributable to Cummins Inc. for the three months ended July 2, 2017, increased $18 million and $0.13 per share, respectively versus the comparable period in 2016, primarily due to significantly higher net sales, higher gross margin, the absence of an accrual for a loss contingency recorded in the second quarter of 2016, higher equity, royalty and interest income from investees, partially offset by increased selling, general and administrative expenses, higher research, development and engineering expenses and a higher effective tax rate. Diluted earnings per share for the three months ended July 2, 2017, benefited $0.01 from fewer weighted average shares outstanding due to purchases under the stock repurchase program.
Net income and diluted earnings per share attributable to Cummins Inc. for the six months ended July 2, 2017, increased $93 million and $0.62 per share, respectively versus the comparable period in 2016, primarily due to significantly higher net sales, higher gross margin, higher equity, royalty and interest income from investees, the absence of an accrual for a loss contingency recorded in the second quarter of 2016 and a lower effective tax rate, partially offset by increased selling, general and administrative expenses and higher research, development and engineering expenses. Diluted earnings per share for the six months ended July 2, 2017, benefited $0.01 from fewer weighted average shares outstanding, primarily due to purchases under the stock repurchase program.

Comprehensive Income - Foreign Currency Translation Adjustment
The foreign currency translation adjustment was a net gain of $102 million and $182 million, respectively, for the three and six months ended July 2, 2017, compared to a net loss of $213 million and $270 million for the three and six months ended July 3, 2016, and was driven by the following:

	Three months ended
	July 2, 2017		July 3, 2016
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly-owned subsidiaries	$90	British pound, Chinese renminbi	$(193)	British pound, Chinese renminbi offset by Brazilian real
Equity method investments	11	Chinese renminbi	(14)	Chinese renminbi, Indiana rupee offset by Japanese yen
Consolidated subsidiaries with a noncontrolling interest	1	Indian rupee	(6)	Indian rupee, Chinese renminbi
Total	$102		$(213)

	Six months ended
	July 2, 2017		July 3, 2016
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly-owned subsidiaries	$147	British pound, Indian rupee, Chinese renminbi	$(255)	British pound, Chinese renminbi offset by Brazilian real
Equity method investments	21	Chinese renminbi, Indian rupee	(9)	Chinese renminbi, Indian rupee offset by Japanese yen, Mexican peso
Consolidated subsidiaries with a noncontrolling interest	14	Indian rupee	(6)	Indian rupee, Chinese renminbi
Total	$182		$(270)
.

OPERATING SEGMENT RESULTS
Our reportable operating segments consist of the Engine, Distribution, Components and Power Systems segments. This reporting structure is organized according to the products and markets each segment serves. We use segment EBIT as a primary basis for the CODM to evaluate the performance of each of our operating segments. Segment amounts exclude certain expenses not specifically identifiable to segments. See Note 12, "OPERATING SEGMENTS," to the Condensed Consolidated Financial Statements for additional information.
Following is a discussion of results for each of our operating segments.
Engine Segment Results
Financial data for the Engine segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	July 2,	July 3,	(Unfavorable)		July 2,	July 3,	(Unfavorable)
In millions	2017	2016	Amount	Percent	2017	2016	Amount	Percent
External sales (1)	$1,711	$1,504	$207	14%	$3,168	$2,993	$175	6%
Intersegment sales (1)	596	498	98	20%	1,162	985	177	18%
Total sales	2,307	2,002	305	15%	4,330	3,978	352	9%
Depreciation and amortization	46	41	(5)	(12)%	90	80	(10)	(13)%
Research, development and engineering expenses	63	53	(10)	(19)%	117	110	(7)	(6)%
Equity, royalty and interest income from investees	56	46	10	22%	128	82	46	56%
Loss contingency	—	39	39	100%	—	39	39	100%
Interest income	2	3	(1)	(33)%	3	5	(2)	(40)%
Segment EBIT	277	206	71	34%	506	403	103	26%

			Percentage Points				Percentage Points
Segment EBIT as a percentage of total sales	12.0%	10.3%		1.7	11.7%	10.1%		1.6
____________________________________
(1) Due to the acquisitions of North American distributors, sales previously recognized as external sales are now included in intersegment sales.
Sales for our Engine segment by market were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	July 2,	July 3,	(Unfavorable)		July 2,	July 3,	(Unfavorable)
In millions	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Heavy-duty truck	$714	$622	$92	15%	$1,334	$1,253	$81	6%
Medium-duty truck and bus	701	600	101	17%	1,245	1,149	96	8%
Light-duty automotive	429	394	35	9%	852	827	25	3%
Total on-highway	1,844	1,616	228	14%	3,431	3,229	202	6%
Off-highway	463	386	77	20%	899	749	150	20%
Total sales	$2,307	$2,002	$305	15%	$4,330	$3,978	$352	9%
Unit shipments by engine classification (including unit shipments to Power Systems and off-highway engine units included in their respective classification) were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	July 2,	July 3,	(Unfavorable)		July 2,	July 3,	(Unfavorable)
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Heavy-duty	24,100	20,700	3,400	16%	43,300	40,400	2,900	7%
Medium-duty	71,600	62,300	9,300	15%	131,900	117,700	14,200	12%
Light-duty	65,600	57,100	8,500	15%	128,700	118,800	9,900	8%
Total unit shipments	161,300	140,100	21,200	15%	303,900	276,900	27,000	10%

Sales
Engine segment sales for the three months ended July 2, 2017, increased $305 million versus the comparable period in 2016, driven by:

•	Medium-duty truck and bus sales increased $101 million primarily due to higher demand in North American medium-duty truck markets with increased engine shipments of 35 percent.

•	Heavy-duty truck sales increased $92 million primarily due to higher demand in North American heavy-duty truck markets with increased shipments of 19 percent.

•
Off-highway sales increased $77 million primarily due to improved demand in global industrial markets, especially in international construction markets, with increased unit shipments of 45 percent in China.

Total on-highway-related sales for the three months ended July 2, 2017, were 80 percent of total engine segment sales, compared to 81 percent for the comparable period in 2016.
Engine segment sales for the six months ended July 2, 2017, increased $352 million versus the comparable period in 2016. The following were primary drivers:

•
Off-highway sales increased $150 million primarily due to improved demand in global industrial markets, especially in international construction markets, with increased unit shipments of 54 percent in China and Australia.

•	Medium-duty truck and bus sales increased $96 million primarily due to higher demand in North American medium-duty truck markets with increased engine shipments of 12 percent.

•	Heavy-duty truck sales increased $81 million primarily due to higher demand in North American heavy-duty truck markets.
Total on-highway-related sales for the six months ended July 2, 2017, were 79 percent of total engine segment sales, compared to 81 percent for the comparable period in 2016.
Segment EBIT
Engine segment EBIT for the three months ended July 2, 2017, increased $71 million versus the comparable period in 2016, primarily due to higher gross margin and the absence of a loss contingency recorded in the second quarter of 2016, partially offset by higher selling, general and administrative expenses.
Engine segment EBIT for the six months ended July 2, 2017, increased $103 million versus the comparable period in 2016 primarily due to higher equity, royalty and interest income from investees, improved gross margin and the absence of a loss contingency recorded in the second quarter of 2016, partially offset by higher selling, general and administrative expenses. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Six months ended
	July 2, 2017 vs. July 3, 2016			July 2, 2017 vs. July 3, 2016
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of total sales	Amount	Percent	Percentage point change as a percent of total sales
Gross margin	$44	11%	(0.7)	$44	6%	(0.5)
Selling, general and administrative expenses	(19)	(13)%	0.1	(32)	(12)%	(0.2)
Research, development and engineering expenses	(10)	(19)%	(0.1)	(7)	(6)%	0.1
Equity, royalty and interest income from investees	10	22%	0.1	46	56%	0.9
Loss contingency (1)	39	NM	NM	39	NM	NM
____________________________________
"NM" - not meaningful information
(1) See Note 9, "COMMITMENTS AND CONTINGENCIES," to the Condensed Consolidated Financial Statements for additional information.
The increase in gross margin dollars for the three months ended July 2, 2017, versus the comparable period in 2016, was primarily due to higher volumes and favorable mix, partially offset by increased warranty costs related to claims for certain 2013 and 2014 engines and higher variable compensation expense. The increases in selling, general and administrative expenses and research, development and engineering expenses were primarily due to higher variable compensation expenses. The increase in equity, royalty and interest income from investees was primarily due to higher earnings at Dongfeng Cummins Engine Company, Ltd.

The increase in gross margin dollars for the six months ended July 2, 2017, versus the comparable period in 2016, was primarily due to higher volumes, favorable mix and improved pricing, partially offset by increased warranty costs related to claims for certain 2013 and 2014 engines and higher variable compensation expense. The increase in selling, general and administrative expenses was primarily due to higher variable compensation expense and higher consulting expenses. The increase in research, development and engineering expenses was primarily due to higher variable compensation expense. The increase in equity, royalty and interest income from investees was primarily due to higher earnings at Dongfeng Cummins Engine Company, Ltd. and Beijing Foton Cummins Engine Co.
Distribution Segment Results
Financial data for the Distribution segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	July 2,	July 3,	(Unfavorable)		July 2,	July 3,	(Unfavorable)
In millions	2017	2016	Amount	Percent	2017	2016	Amount	Percent
External sales	$1,716	$1,538	$178	12%	$3,353	$2,996	$357	12%
Intersegment sales	6	6	—	—%	14	11	3	27%
Total sales	1,722	1,544	178	12%	3,367	3,007	360	12%
Depreciation and amortization	31	29	(2)	(7)%	61	57	(4)	(7)%
Research, development and engineering expenses	4	3	(1)	(33)%	8	7	(1)	(14)%
Equity, royalty and interest income from investees	13	19	(6)	(32)%	24	37	(13)	(35)%
Interest income	1	1	—	—%	2	2	—	—%
Segment EBIT	96	87	9	10%	196	174	22	13%

			Percentage Points				Percentage Points
Segment EBIT as a percentage of total sales	5.6%	5.6%		—	5.8%	5.8%		—
In the first quarter of 2017, our Distribution segment reorganized its regions to align with how the segment is managed. All prior year amounts have been reclassified to conform to our new regional structure. Sales for our Distribution segment by region were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	July 2,	July 3,	(Unfavorable)		July 2,	July 3,	(Unfavorable)
In millions	2017	2016	Amount	Percent	2017	2016	Amount	Percent
North America	$1,131	$975	$156	16%	$2,244	$1,920	$324	17%
Asia Pacific	187	187	—	—%	357	356	1	—%
Europe	107	111	(4)	(4)%	204	212	(8)	(4)%
Africa and Middle East	86	100	(14)	(14)%	181	189	(8)	(4)%
China	75	55	20	36%	133	114	19	17%
India	52	46	6	13%	95	87	8	9%
Latin America	43	38	5	13%	78	71	7	10%
Russia	41	32	9	28%	75	58	17	29%
Total sales	$1,722	$1,544	$178	12%	$3,367	$3,007	$360	12%

Sales for our Distribution segment by product line were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	July 2,	July 3,	(Unfavorable)		July 2,	July 3,	(Unfavorable)
In millions	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Parts	$759	$642	$117	18%	$1,504	$1,290	$214	17%
Power generation	329	326	3	1%	635	601	34	6%
Service	320	297	23	8%	639	596	43	7%
Engines	314	279	35	13%	589	520	69	13%
Total sales	$1,722	$1,544	$178	12%	$3,367	$3,007	$360	12%
Sales
Distribution segment sales for the three months ended July 2, 2017, increased $178 million versus the comparable period in 2016, primarily due to an increase in organic sales of $113 million (primarily in North America) and $88 million of sales related to the acquisition of North American distributors since December 31, 2015, partially offset by unfavorable foreign currency fluctuations (primarily in the Chinese renminbi, Canadian dollar and British pound).
Distribution segment sales for the six months ended July 2, 2017, increased $360 million versus the comparable period in 2016 primarily due to an increase in organic sales of $214 million (primarily in North America) and $177 million of segment sales related to the acquisition of North American distributors since December 31, 2015, partially offset by unfavorable foreign currency fluctuations (primarily in the Chinese renminbi and British pound).
Segment EBIT
Distribution segment EBIT for the three months ended July 2, 2017, increased $9 million versus the comparable period in 2016, primarily due to higher gross margin, partially offset by higher selling, general and administrative expenses (mainly related to the acquisition of North American distributors since December 31, 2015).
Distribution segment EBIT for the six months ended July 2, 2017, increased $22 million versus the comparable period in 2016, primarily due to higher gross margin, partially offset by higher selling, general and administrative expenses (mainly related to the acquisition of North American distributors since December 31, 2015). Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Six months ended
	July 2, 2017 vs. July 3, 2016			July 2, 2017 vs. July 3, 2016
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of total sales	Amount	Percent	Percentage point change as a percent of total sales
Gross margin	$35	13%	0.3	$68	13%	0.1
Selling, general and administrative expenses	(27)	(14)%	(0.3)	(42)	(11)%	0.1
Equity, royalty and interest income from investees	(6)	(32)%	(0.4)	(13)	(35)%	(0.5)
The increase in gross margin dollars for the three months ended July 2, 2017, versus the comparable period in 2016, was primarily due to higher volumes, the acquisition of North American distributors since December 31, 2015 and improved pricing, partially offset by higher product costs. The increase in selling, general and administrative expenses was primarily due to higher variable compensation expense and increased compensation expenses related to the acquisition of North American distributors. The decrease in equity, royalty and interest income from investees was primarily due to the acquisition of North American distributors.
The increase in gross margin for the six months ended July 2, 2017, versus the comparable period in 2016, was primarily due to improved pricing, the acquisition of North American distributors since December 31, 2015 and higher volumes, partially offset by higher product costs. The increase in selling, general and administrative expenses was primarily due to higher variable compensation expense, increased compensation expenses related to the acquisition of North American distributors and higher consulting expenses. The decrease in equity, royalty and interest income from investees was primarily due to the acquisition of North American distributors.

Components Segment Results
Financial data for the Components segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	July 2,	July 3,	(Unfavorable)		July 2,	July 3,	(Unfavorable)
In millions	2017	2016	Amount	Percent	2017	2016	Amount	Percent
External sales (1)	$1,064	$933	$131	14%	$2,044	$1,830	$214	12%
Intersegment sales (1)	390	346	44	13%	754	686	68	10%
Total sales	1,454	1,279	175	14%	2,798	2,516	282	11%
Depreciation and amortization	38	32	(6)	(19)%	75	63	(12)	(19)%
Research, development and engineering expenses	57	51	(6)	(12)%	107	107	—	—%
Equity, royalty and interest income from investees	15	12	3	25%	28	20	8	40%
Interest income	1	1	—	—%	1	2	(1)	(50)%
Segment EBIT	190	190	—	—%	369	353	16	5%

			Percentage Points				Percentage Points
Segment EBIT as a percentage of total sales	13.1%	14.9%		(1.8)	13.2%	14.0%		(0.8)
____________________________________
(1) Due to the acquisitions of North American distributors, sales previously recognized as external sales are now included in intersegment sales.
In the first quarter of 2017, our Components segment reorganized its reporting structure to move an element of the emission solutions business to the fuel systems business to enhance operational, administrative and product development efficiencies. Prior year sales were reclassified to conform with this change.
Sales for our Components segment by business were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	July 2,	July 3,	(Unfavorable)		July 2,	July 3,	(Unfavorable)
In millions	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Emission solutions	$674	$603	$71	12%	$1,290	$1,192	$98	8%
Turbo technologies	307	276	31	11%	594	541	53	10%
Filtration	291	262	29	11%	568	514	54	11%
Fuel systems	182	138	44	32%	346	269	77	29%
Total sales	$1,454	$1,279	$175	14%	$2,798	$2,516	$282	11%
Sales
Components segment sales for the three months ended July 2, 2017, increased $175 million, across all lines of business, versus the comparable period in 2016. The following were the primary drivers:

•	Emission solutions sales increased $71 million primarily due to higher demand to meet new emission requirements in India and on-highway truck demand in China.

•	Fuel systems sales increased $44 million primarily due to higher demand in China and Mexico.

•	Turbo technologies sales increased $31 million primarily due to higher demand in North America and China.

•	Filtration sales increased $29 million primarily due to higher demand in North America and China.
These increases were partially offset by unfavorable foreign currency fluctuations (primarily in the Chinese renminbi, British pound and euro).
Components segment sales for the six months ended July 2, 2017, increased $282 million, across all lines of business, versus the comparable period in 2016. The following were the primary drivers:

•
Emission solutions sales increased $98 million primarily due to higher demand in China on-highway truck markets and higher demand to meet new emission requirements in India, partially offset by unfavorable pricing in North America.

•	Fuel systems sales increased $77 million primarily due to higher demand in China.

•	Filtration sales increased $54 million primarily due to higher demand in North America and China.

•	Turbo technologies sales increased $53 million primarily due to higher demand in China and North America.
These increases were partially offset by unfavorable foreign currency fluctuations (primarily in the Chinese renminbi, British pound and euro).
Segment EBIT
Components segment EBIT for the three months ended July 2, 2017, was flat versus the comparable period in 2016, as higher gross margin and higher equity, royalty and interest income from investees were offset by higher selling, general and administrative expenses and higher research, development and engineering expenses.
Components segment EBIT for the six months ended July 2, 2017, increased $16 million versus the comparable period in 2016 primarily due to higher gross margin and higher equity, royalty and interest income from investees, partially offset by higher selling, general and administrative expenses. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Six months ended
	July 2, 2017 vs. July 3, 2016			July 2, 2017 vs. July 3, 2016
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of total sales	Amount	Percent	Percentage point change as a percent of total sales
Gross margin	$10	3%	(2.3)	$28	5%	(1.4)
Selling, general and administrative expenses	(18)	(20)%	(0.4)	(34)	(20)%	(0.5)
Research, development and engineering expenses	(6)	(12)%	0.1	—	—%	0.5
Equity, royalty and interest income from investees	3	25%	0.1	8	40%	0.2
The increase in gross margin for the three months ended July 2, 2017, versus the comparable period in 2016, was primarily due to higher volumes and lower material costs, partially offset by higher warranty costs driven by changes in estimates and unfavorable pricing in North America. The increase in selling, general and administrative expenses was primarily due to higher variable compensation expense and higher consulting expenses. The increase in research, development and engineering expenses was primarily due to lower expense recovery from customers and higher variable compensation expense.
The increase in gross margin for the six months ended July 2, 2017, versus the comparable period in 2016, was primarily due to higher volumes and lower material costs, partially offset by unfavorable pricing in North America and higher warranty costs driven by changes in estimates. The increase in selling, general and administrative expenses was primarily due to higher variable compensation expense and higher consulting expenses. The increase in equity, royalty and interest income from investees was primarily due to higher earnings at Dongfeng Cummins Emission Solutions Co., Ltd., Shanghai Fleetguard Filter Co. and Fleetguard Filtration Systems India Pvt.

Power Systems Segment Results
Financial data for the Power Systems segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	July 2,	July 3,	(Unfavorable)		July 2,	July 3,	(Unfavorable)
In millions	2017	2016	Amount	Percent	2017	2016	Amount	Percent
External sales (1)	$587	$553	$34	6%	$1,102	$1,000	$102	10%
Intersegment sales (1)	430	368	62	17%	797	729	68	9%
Total sales	1,017	921	96	10%	1,899	1,729	170	10%
Depreciation and amortization	29	29	—	—%	57	58	1	2%
Research, development and engineering expenses	50	48	(2)	(4)%	100	97	(3)	(3)%
Equity, royalty and interest income from investees	14	11	3	27%	26	21	5	24%
Interest income	1	1	—	—%	1	3	(2)	(67)%
Segment EBIT	61	90	(29)	(32)%	118	136	(18)	(13)%

			Percentage Points				Percentage Points
Segment EBIT as a percentage of total sales	6.0%	9.8%		(3.8)	6.2%	7.9%		(1.7)
____________________________________
(1) Due to the acquisitions of North American distributors, sales previously recognized as external sales are now included in intersegment sales.
In the first quarter of 2017, our Power Systems segment reorganized its product lines to better reflect how the segment is managed. Prior year sales were reclassified to reflect these changes. Sales for our Power Systems segment by product line were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	July 2,	July 3,	(Unfavorable)		July 2,	July 3,	(Unfavorable)
In millions	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Power generation	$570	$602	$(32)	(5)%	$1,096	$1,120	$(24)	(2)%
Industrial	353	236	117	50%	628	451	177	39%
Generator technologies	94	83	11	13%	175	158	17	11%
Total sales	$1,017	$921	$96	10%	$1,899	$1,729	$170	10%
High-horsepower unit shipments by engine classification were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	July 2,	July 3,	(Unfavorable)		July 2,	July 3,	(Unfavorable)
Units	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Power generation	2,100	2,200	(100)	(5)%	4,000	4,000	—	—%
Industrial	1,700	1,100	600	55%	3,000	2,100	900	43%
Total engine shipments	3,800	3,300	500	15%	7,000	6,100	900	15%
Sales
Power Systems segment sales for the three months ended July 2, 2017, increased $96 million versus the comparable period in 2016 primarily due to increased industrial sales of $117 million principally due to higher demand in international mining markets and North American oil and gas markets.
These increases were partially offset by the following:

•	Power generation sales decreased $32 million primarily due to lower demand in the Middle East, China and Africa, partially offset by higher demand in Western Europe.

•	Foreign currency fluctuations negatively impacted sales, primarily due to the British pound.

Power Systems segment sales for the six months ended July 2, 2017, increased $170 million versus the comparable period in 2016. The following were the primary drivers:

•	Industrial sales increased $177 million primarily due to higher demand in global mining markets, North American oil and gas markets and North American rail markets.

•	Generator technologies sales increased $17 million primarily due to higher demand in Western Europe and China.
These increases were partially offset by the following:

•	Power generation sales decreased $24 million primarily due to lower demand in the Middle East, Brazil and Other Asia/Australia, partially offset by higher demand in Western Europe.

•	Foreign currency fluctuations negatively impacted sales, primarily due to the British pound.
Segment EBIT
Power Systems segment EBIT for the three months ended July 2, 2017, decreased $29 million versus the comparable period in 2016, primarily due to lower gross margin and higher selling, general and administrative expenses, partially offset by higher equity, royalty and interest income from investees and favorable foreign currency fluctuations (primarily due to the British pound).
Power Systems segment EBIT for the six months ended July 2, 2017, decreased $18 million versus the comparable period in 2016 primarily due to higher selling, general and administrative expenses and higher research, development and engineering expenses, partially offset by higher equity, royalty and interest income from investees. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Six months ended
	July 2, 2017 vs. July 3, 2016			July 2, 2017 vs. July 3, 2016
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of total sales	Amount	Percent	Percentage point change as a percent of total sales
Gross margin	$(15)	(7)%	(3.7)	$—	—%	(2.1)
Selling, general and administrative expenses	(8)	(8)%	0.3	(11)	(6)%	0.4
Research, development and engineering expenses	(2)	(4)%	0.3	(3)	(3)%	0.3
Equity, royalty and interest income from investees	3	27%	0.2	5	24%	0.2
The decrease in gross margin for the three months ended July 2, 2017, versus the comparable period in 2016, was primarily due to higher warranty cost related to a campaign accrual, unfavorable mix and increased material costs, partially offset by increased volumes and favorable foreign currency fluctuations (primarily in the British pound). The increase in selling, general and administrative expenses was primarily due to higher variable compensation expense and higher consulting expenses. The increase in equity, royalty and interest income from investees was primarily due to higher earnings at Chongqing Cummins Engine Co.
Gross margin was flat for the six months ended July 2, 2017, versus the comparable period in 2016, primarily due to higher warranty cost related to a campaign accrual, unfavorable mix and higher material costs, offset by increased volumes and favorable foreign currency fluctuations (primarily in the British pound). The increase in selling, general and administrative expenses was primarily due to higher variable compensation expense and higher consulting expenses. The increase in equity, royalty and interest income from investees was primarily due to higher earnings at Chongqing Cummins Engine Co.

Reconciliation of Segment EBIT to Net Income Attributable to Cummins Inc.
The table below reconciles the segment information to the corresponding amounts in the Condensed Consolidated Statements of Income:

	Three months ended		Six months ended
In millions	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
TOTAL SEGMENT EBIT	$624	$573	$1,189	$1,066
Non-segment EBIT (1)	(4)	18	(3)	9
TOTAL EBIT	620	591	1,186	1,075
Less: Interest expense	21	16	39	35
INCOME BEFORE INCOME TAXES	599	575	1,147	1,040
Less: Income tax expense	158	148	301	280
CONSOLIDATED NET INCOME	441	427	846	760
Less: Net income attributable to noncontrolling interest	17	21	26	33
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$424	$406	$820	$727
____________________________________
(1) Includes intersegment sales, intersegment profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses for the three and six months ended July 2, 2017 and July 3, 2016.

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

Dollars in millions	July 2, 2017	December 31, 2016
Working capital (1)	$3,708	$3,382
Current ratio	1.76	1.78
Accounts and notes receivable, net	$3,553	$3,025
Days’ sales in receivables	62	61
Inventories	$2,982	$2,675
Inventory turnover	4.9	4.7
Accounts payable (principally trade)	$2,300	$1,854
Days' payable outstanding	52	51
Total debt	$1,797	$1,856
Total debt as a percent of total capital	18.7%	20.6%
____________________________________
(1) Working capital includes cash and cash equivalents.
Cash Flows
Cash and cash equivalents were impacted as follows:

	Six months ended
In millions	July 2, 2017	July 3, 2016	Change
Net cash provided by operating activities	$826	$738	$88
Net cash used in investing activities	(160)	(391)	231
Net cash used in financing activities	(544)	(896)	352
Effect of exchange rate changes on cash and cash equivalents	51	(117)	168
Net increase (decrease) in cash and cash equivalents	$173	$(666)	$839

Net cash provided by operating activities increased $88 million for the six months ended July 2, 2017, versus the comparable period in 2016, primarily due to higher consolidated net income, the absence of restructuring payments and lower working capital levels, partially offset by higher equity in income of investees and the absence of loss contingency charges. During the first six months of 2017, the lower working capital requirements resulted in a cash outflow of $196 million compared to a cash outflow of $230 million in the comparable period in 2016.
Net cash used in investing activities decreased $231 million for the six months ended July 2, 2017, versus the comparable period in 2016, primarily due to lower net investments in marketable securities of $235 million.
Net cash used in financing activities decreased $352 million for the six months ended July 2, 2017, versus the comparable period in 2016, primarily due to lower repurchases of common stock of $575 million and lower payments on borrowings and capital lease obligations of $104 million, partially offset by lower net borrowings of commercial paper of $278 million and lower proceeds from borrowings of $107 million.
The effect of exchange rate changes on cash and cash equivalents for the six months ended July 2, 2017, versus the comparable period in 2016, increased $168 million primarily due to the British pound, which increased cash and cash equivalents by $150 million.
Sources of Liquidity
We generate significant ongoing cash flow. Cash provided by operations is our principal source of liquidity with $826 million provided in the six months ended July 2, 2017.

At July 2, 2017, our other sources of liquidity included:

	July 2, 2017
In millions	Total	U.S.	International	Primary location of international balances
Cash and cash equivalents	$1,293	$245	$1,048	U.K., Singapore, China, Canada, Australia
Marketable securities (1)	174	41	133	India
Total	$1,467	$286	$1,181
Available credit capacity
Revolving credit facility (2)	$1,616
International and other uncommitted domestic credit facilities (3)	$170
____________________________________
(1) The majority of marketable securities could be liquidated into cash within a few days.
(2) The revolving credit facility is maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. At July 2, 2017, we had $134 million of commercial paper outstanding, which effectively reduced the available capacity under our revolving credit facility to $1.62 billion.
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
Debt Facilities and Other Sources of Liquidity
We can issue up to $1.75 billion of unsecured short-term promissory notes ("commercial paper") pursuant to a commercial paper program. The program facilitates the private placement of unsecured short-term debt through third party brokers. We intend to use the net proceeds from the commercial paper program for general corporate purposes and acquisitions.
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
Uses of Cash
Share Repurchases
In December 2016, our Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon completion of the 2015 repurchase plan. In the first six months of 2017, we made the following purchases under the 2015 stock repurchase program:

In millions, except per share amounts	Shares Purchased	Average Cost Per Share	Total Cost of Repurchases	Remaining Authorized Capacity (1)
April 2	0.3	$151.32	$51	$445
July 2	0.5	153.95	69	376
Total	0.8	$152.82	$120
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
Dividends
In July 2017, our Board of Directors authorized an increase to our quarterly dividend of 5.4 percent from $1.025 per share to $1.08 per share. We paid dividends of $343 million during the six months ended July 2, 2017.
Agreement to Form a Joint Venture
In April 2017, we entered into an agreement to form a joint venture with Eaton Corporation PLC and we closed the transaction on July 31, 2017. We purchased a 50 percent interest in the new venture named Eaton Cummins Automated Transmission Technologies for $600 million, which we funded with a combination of cash and short-term debt. We are still in the process of finalizing the purchase accounting and we do not expect this new venture to have a significant impact on our consolidated results in 2017.
Capital Expenditures
Capital expenditures, including spending on internal use software, for the six months ended July 2, 2017, were $222 million compared to $216 million in the comparable period in 2016. We continue to invest in new product lines and targeted capacity expansions. We plan to spend between $500 million and $530 million in 2017 on capital expenditures as we continue with product launches and facility improvements. Approximately 50 percent of our capital expenditures are expected to be invested outside of the U.S. in 2017.
Pensions
Our global pension plans, including our unfunded and non-qualified plans, were 110 percent funded at December 31, 2016. Our U.S. qualified plans, which represent approximately 56 percent of the worldwide pension obligation, were 118 percent funded and our U.K. plans were 121 percent funded. The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans. In the first six months of 2017, the investment return on our U.S. pension trust was 7.1 percent while our U.K. pension trust return was 0.8 percent. Approximately 76 percent of our pension plan assets are held in highly liquid investments such as fixed income and equity securities. The remaining 24 percent of our plan assets are held in less liquid, but market valued investments, including real estate, private equity, venture capital, opportunistic credit and insurance contracts. We anticipate making additional defined benefit pension contributions during the remainder of 2017 of $50 million for our U.S. and U.K. pension plans. Approximately $133 million of the estimated $134 million of U.S. and U.K. pension contributions for the full year are voluntary. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2017 net periodic pension cost to approximate $83 million.
Current Maturities of Short and Long-Term Debt
We had $134 million of commercial paper outstanding at July 2, 2017, that matures in less than one year. The maturity schedule of our existing long-term debt does not require significant cash outflows in the intermediate term. Required annual principal payments range from $4 million to $45 million over the next five years (including the remainder of 2017). See Note 7 "DEBT," to the Condensed Consolidated Financial Statements for additional information.
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
A discussion of our critical accounting estimates may be found in the “Management’s Discussion and Analysis” section of our 2016 Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.” Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first six months of 2017.
RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note 13, "RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS," in the Notes to Condensed Consolidated Financial Statements for additional information.
ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
A discussion of quantitative and qualitative disclosures about market risk may be found in Item 7A of our 2016 Form 10-K. There have been no material changes in this information since the filing of our 2016 Form 10-K.
ITEM 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended July 2, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 3 - May 7	71,242	$145.27	69,028	35,513
May 8 - June 4	349,431	155.49	346,899	35,681
June 5 - July 2	38,124	157.82	33,283	33,273
Total	458,797	154.09	449,210
____________________________________
(1)  Shares purchased represent shares under our Key Employee Stock Investment Plan established in 1969 (there is no maximum repurchase limitation in this plan) and our Board of Directors authorized share repurchase programs.
(2)  These values reflect the sum of shares held in loan status under our Key Employee Stock Investment Plan. The repurchase programs authorized by the Board of Directors do not limit the number of shares that may be purchased and were excluded from this column. The dollar value remaining available for future purchases under such programs as of July 2, 2017, was $1.4 billion.
In December 2016, our Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon completion of the 2015 repurchase plan. In November 2015, our Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon the completion of the 2014 repurchase plan. During the three months ended July 2, 2017, we repurchased $69 million of common stock under the 2015 Board of Directors authorized plan.

During the three months ended July 2, 2017, we repurchased 9,587 shares from employees in connection with the Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock on an installment basis up to an established credit limit. Loans are issued for five-year terms at a fixed interest rate established at the date of purchase and may be refinanced after their initial five-year period for an additional five-year period. Participants must hold shares for a minimum of six months from date of purchase. If the shares are sold before the loan is paid off, the employee must wait six months before another share purchase may be made. We hold participants’ shares as security for the loans and would, in effect repurchase shares if the participant defaulted in repayment of the loan. There is no maximum amount of shares that we may purchase under this plan.
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

Cummins Inc.
Date:	August 1, 2017

	By:	/s/ PATRICK J. WARD	By:	/s/ CHRISTOPHER C. CLULOW
		Patrick J. Ward		Christopher C. Clulow
		Vice President and Chief Financial Officer		Vice President-Corporate Controller
		(Principal Financial Officer)		(Principal Accounting Officer)

CUMMINS INC.
EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1
By-Laws, as amended and restated effective as of May 9, 2017 (incorporated by reference to Annex B to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on Schedule 14A on March 27, 2017 (File No. 001-04949))

10.1
Cummins Inc. 2012 Omnibus Incentive Plan, as amended and restated (incorporated by reference to Annex A to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on Schedule 14A on March 27, 2017 (File No. 001-04949))

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