Form 10-Q
period 2017-10-01
CUMMINS INC
filed 2017-10-31
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 1, 2017

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

As of October 1, 2017, there were 165,967,528 shares of common stock outstanding with a par value of $2.50 per share.

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

CUMMINS INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements
CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Nine months ended
In millions, except per share amounts	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
NET SALES (a)	$5,285	$4,187	$14,952	$13,006
Cost of sales	3,946	3,108	11,236	9,674
GROSS MARGIN	1,339	1,079	3,716	3,332
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	624	513	1,757	1,527
Research, development and engineering expenses	213	157	545	478
Equity, royalty and interest income from investees (Note 4)	95	74	301	234
Loss contingency (Note 9)	—	99	—	138
Other operating income (expense), net	32	—	55	(2)
OPERATING INCOME	629	384	1,770	1,421
Interest income	4	6	11	18
Interest expense (Note 7)	18	16	57	51
Other income (expense), net	7	8	45	34
INCOME BEFORE INCOME TAXES	622	382	1,769	1,422
Income tax expense	165	82	466	362
CONSOLIDATED NET INCOME	457	300	1,303	1,060
Less: Net income attributable to noncontrolling interests	4	11	30	44
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$453	$289	$1,273	$1,016

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
Basic	$2.72	$1.72	$7.62	$5.99
Diluted	$2.71	$1.72	$7.60	$5.99

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	166.3	167.8	167.0	169.5
Dilutive effect of stock compensation awards	0.7	0.4	0.6	0.2
Diluted	167.0	168.2	167.6	169.7

CASH DIVIDENDS DECLARED PER COMMON SHARE	$1.08	$1.025	$3.13	$2.975
____________________________________
(a) Includes sales to nonconsolidated equity investees of $285 million and $835 million and $275 million and $793 million for the three and nine months ended October 1, 2017 and October 2, 2016, respectively.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Nine months ended
In millions	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
CONSOLIDATED NET INCOME	$457	$300	$1,303	$1,060
Other comprehensive income (loss), net of tax (Note 10)
Change in pension and other postretirement defined benefit plans	16	13	52	31
Foreign currency translation adjustments	94	(29)	276	(299)
Unrealized gain (loss) on marketable securities	—	—	1	1
Unrealized gain (loss) on derivatives	(1)	7	—	(20)
Total other comprehensive income (loss), net of tax	109	(9)	329	(287)
COMPREHENSIVE INCOME	566	291	1,632	773
Less: Comprehensive income attributable to noncontrolling interests	2	14	42	41
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUMMINS INC.	$564	$277	$1,590	$732

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

In millions, except par value	October 1, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$1,290	$1,120
Marketable securities (Note 5)	154	260
Total cash, cash equivalents and marketable securities	1,444	1,380
Accounts and notes receivable, net
Trade and other	3,532	2,803
Nonconsolidated equity investees	278	222
Inventories (Note 6)	3,146	2,675
Prepaid expenses and other current assets	656	627
Total current assets	9,056	7,707
Long-term assets
Property, plant and equipment	7,901	7,635
Accumulated depreciation	(4,085)	(3,835)
Property, plant and equipment, net	3,816	3,800
Investments and advances related to equity method investees	1,213	946
Goodwill	1,036	480
Other intangible assets, net	964	332
Pension assets	912	731
Other assets	995	1,015
Total assets	$17,992	$15,011

LIABILITIES
Current liabilities
Accounts payable (principally trade)	$2,486	$1,854
Loans payable (Note 7)	64	41
Commercial paper (Note 7)	514	212
Accrued compensation, benefits and retirement costs	674	412
Current portion of accrued product warranty (Note 8)	462	333
Current portion of deferred revenue	528	468
Other accrued expenses	968	970
Current maturities of long-term debt (Note 7)	62	35
Total current liabilities	5,758	4,325
Long-term liabilities
Long-term debt (Note 7)	1,615	1,568
Postretirement benefits other than pensions	319	329
Pensions	328	326
Other liabilities and deferred revenue	1,411	1,289
Total liabilities	$9,431	$7,837

Commitments and contingencies (Note 9)

EQUITY
Cummins Inc. shareholders’ equity
Common stock, $2.50 par value, 500 shares authorized, 222.4 and 222.4 shares issued	$2,198	$2,153
Retained earnings	11,791	11,040
Treasury stock, at cost, 56.4 and 54.2 shares	(4,849)	(4,489)
Common stock held by employee benefits trust, at cost, 0.6 and 0.7 shares	(7)	(8)
Accumulated other comprehensive loss (Note 10)	(1,504)	(1,821)
Total Cummins Inc. shareholders’ equity	7,629	6,875
Noncontrolling interests	932	299
Total equity	$8,561	$7,174
Total liabilities and equity	$17,992	$15,011

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended
In millions	October 1, 2017	October 2, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$1,303	$1,060
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	433	391
Deferred income taxes	26	60
Equity in income of investees, net of dividends	(166)	(94)
Pension contributions in excess of expense (Note 3)	(63)	(92)
Other post retirement benefits payments in excess of expense (Note 3)	(4)	(16)
Stock-based compensation expense	34	28
Restructuring payments	—	(53)
Loss contingency (Note 9)	—	138
Translation and hedging activities	61	(39)
Changes in current assets and liabilities, net of acquisitions
Accounts and notes receivable	(722)	(112)
Inventories	(401)	(150)
Other current assets	(28)	138
Accounts payable	567	101
Accrued expenses	369	(279)
Changes in other liabilities and deferred revenue	177	188
Other, net	(115)	45
Net cash provided by operating activities	1,471	1,314

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(282)	(312)
Investments in internal use software	(59)	(42)
Proceeds from disposals of property, plant and equipment	104	11
Investments in and advances to equity investees	(71)	(29)
Acquisitions of businesses, net of cash acquired (Note 11)	(600)	(1)
Investments in marketable securities—acquisitions (Note 5)	(106)	(447)
Investments in marketable securities—liquidations (Note 5)	218	291
Cash flows from derivatives not designated as hedges	9	(64)
Other, net	1	3
Net cash used in investing activities	(786)	(590)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	4	111
Net borrowings of commercial paper	302	273
Payments on borrowings and capital lease obligations	(38)	(156)
Net borrowings under short-term credit agreements	19	25
Distributions to noncontrolling interests	(29)	(42)
Dividend payments on common stock	(522)	(505)
Repurchases of common stock	(391)	(745)
Other, net	55	(6)
Net cash used in financing activities	(600)	(1,045)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	85	(139)
Net increase (decrease) in cash and cash equivalents	170	(460)
Cash and cash equivalents at beginning of year	1,120	1,711
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,290	$1,251

 The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

In millions	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Common Stock Held in Trust	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2015	$556	$1,622	$10,322	$(3,735)	$(11)	$(1,348)	$7,406	$344	$7,750
Net income			1,016				1,016	44	1,060
Other comprehensive income (loss), net of tax (Note 10)						(284)	(284)	(3)	(287)
Issuance of common stock		5					5	—	5
Employee benefits trust activity		19			3		22	—	22
Repurchases of common stock				(745)			(745)	—	(745)
Cash dividends on common stock			(505)				(505)	—	(505)
Distributions to noncontrolling interests							—	(49)	(49)
Stock based awards		(7)		12			5	—	5
Other shareholder transactions		14					14	(6)	8
BALANCE AT OCTOBER 2, 2016	$556	$1,653	$10,833	$(4,468)	$(8)	$(1,632)	$6,934	$330	$7,264

BALANCE AT DECEMBER 31, 2016	$556	$1,597	$11,040	$(4,489)	$(8)	$(1,821)	$6,875	$299	$7,174
Net income			1,273				1,273	30	1,303
Other comprehensive income (loss), net of tax (Note 10)						317	317	12	329
Issuance of common stock		5					5	—	5
Employee benefits trust activity		14			1		15	—	15
Repurchases of common stock				(391)			(391)	—	(391)
Cash dividends on common stock			(522)				(522)	—	(522)
Distributions to noncontrolling interests							—	(29)	(29)
Stock based awards		2		31			33	—	33
Acquisition of business							—	600	600
Other shareholder transactions		24					24	20	44
BALANCE AT OCTOBER 1, 2017	$556	$1,642	$11,791	$(4,849)	$(7)	$(1,504)	$7,629	$932	$8,561

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. NATURE OF OPERATIONS
Cummins Inc. (“Cummins,” “we,” “our” or “us”) was founded in 1919 as Cummins Engine Company, a corporation in Columbus, Indiana, as one of the first diesel engine manufacturers. We changed our name to Cummins Inc. in 2001. We are a global power leader that designs, manufactures, distributes and services diesel and natural gas engines and engine-related component products, including filtration, aftertreatment, turbochargers, fuel systems, controls systems, air handling systems, transmissions and electric power generation systems. We sell our products to original equipment manufacturers (OEMs), distributors and other customers worldwide. We serve our customers through a network of approximately 600 wholly-owned and independent distributor locations and over 7,400 dealer locations in more than 190 countries and territories.
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
Reporting Period
Our reporting period usually ends on the Sunday closest to the last day of the quarterly calendar period. The third quarters of 2017 and 2016 ended on October 1 and October 2, respectively. Our fiscal year ends on December 31, regardless of the day of the week on which December 31 falls.
Weighted-average Diluted Shares Outstanding
The weighted-average diluted common shares outstanding excludes the anti-dilutive effect of certain stock options since such options had an exercise price in excess of the monthly average market value of our common stock. The options excluded from diluted earnings per share were as follows:

	Three months ended		Nine months ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Options excluded	3,728	936,857	42,139	1,295,664

NOTE 3. PENSION AND OTHER POSTRETIREMENT BENEFITS
We sponsor funded and unfunded domestic and foreign defined benefit pension and other postretirement plans. Contributions to these plans were as follows:

	Three months ended		Nine months ended
In millions	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Defined benefit pension plans
Voluntary contribution	$41	$16	$125	$101
Mandatory contribution	—	5	—	23
Defined benefit pension contributions	$41	$21	$125	$124

Other postretirement plans	$1	$4	$19	$32

Defined contribution pension plans	$19	$17	$67	$53

We anticipate making additional defined benefit pension contributions during the remainder of 2017 of $10 million for our U.S. and U.K. pension plans. Approximately $134 million of the estimated $135 million of pension contributions for the full year are voluntary. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2017 net periodic pension cost to approximate $83 million.
The components of net periodic pension and other postretirement benefit costs under our plans were as follows:

	Pension
	U.S. Plans		U.K. Plans		Other Postretirement Benefits
	Three months ended
In millions	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Service cost	$27	$22	$7	$5	$—	$—
Interest cost	26	26	10	13	3	4
Expected return on plan assets	(50)	(50)	(18)	(17)	—	—
Recognized net actuarial loss	10	9	10	3	2	1
Net periodic benefit cost	$13	$7	$9	$4	$5	$5

	Pension
	U.S. Plans		U.K. Plans		Other Postretirement Benefits
	Nine months ended
In millions	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Service cost	$80	$68	$20	$16	$—	$—
Interest cost	79	82	30	39	10	12
Expected return on plan assets	(153)	(152)	(52)	(55)	—	—
Recognized net actuarial loss	28	23	30	11	5	4
Net periodic benefit cost	$34	$21	$28	$11	$15	$16

NOTE 4. EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES
Equity, royalty and interest income from investees included in our Condensed Consolidated Statements of Income for the reporting periods was as follows:

	Three months ended		Nine months ended
In millions	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Distribution entities
Komatsu Cummins Chile, Ltda.	$8	$8	$23	$26
North American distributors	—	7	—	18
All other distributors	(1)	1	(1)	2
Manufacturing entities
Beijing Foton Cummins Engine Co., Ltd.	24	19	79	59
Dongfeng Cummins Engine Company, Ltd.	15	10	56	32
Chongqing Cummins Engine Company, Ltd.	11	11	30	28
All other manufacturers	27	8	78	40
Cummins share of net income	84	64	265	205
Royalty and interest income	11	10	36	29
Equity, royalty and interest income from investees	$95	$74	$301	$234

NOTE 5. MARKETABLE SECURITIES
A summary of marketable securities, all of which are classified as current, was as follows:

	October 1, 2017			December 31, 2016
In millions	Cost	Gross unrealized gains/(losses)	Estimated fair value	Cost	Gross unrealized gains/(losses)	Estimated fair value
Available-for-sale (1)
Debt mutual funds	$139	$—	$139	$132	$—	$132
Bank debentures	—	—	—	114	—	114
Equity mutual funds	12	2	14	12	—	12
Government debt securities	1	—	1	2	—	2
Total marketable securities	$152	$2	$154	$260	$—	$260
____________________________________
(1) All marketable securities are classified as Level 2 securities. The fair value of Level 2 securities is estimated using actively quoted prices for similar instruments from brokers and observable inputs where available, including market transactions and third-party pricing services, or net asset values provided to investors. We do not currently have any Level 3 securities and there were no transfers between Level 2 or 3 during the first nine months of 2017 and for the year ended 2016.
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

The proceeds from sales and maturities of marketable securities and gross realized gains and losses from the sale of available-for-sale securities were as follows:

	Nine months ended
In millions	October 1, 2017	October 2, 2016
Proceeds from sales and maturities of marketable securities (1)	$218	$291

____________________________________
(1) Gross realized gains and losses from the sale of available-for-sale securities were immaterial.
The fair value of available-for-sale investments in debt securities that utilize a Level 2 fair value measure is shown by contractual maturity below:

Contractual Maturity (In millions)	October 1, 2017
1 year or less	$139
1 - 5 years	1
Total	$140

NOTE 6. INVENTORIES
Inventories are stated at the lower of cost or market. Inventories included the following:

In millions	October 1, 2017	December 31, 2016
Finished products	$2,027	$1,779
Work-in-process and raw materials	1,243	1,005
Inventories at FIFO cost	3,270	2,784
Excess of FIFO over LIFO	(124)	(109)
Total inventories	$3,146	$2,675

NOTE 7. DEBT
Loans Payable and Commercial Paper
Loans payable, commercial paper and the related weighted-average interest rates were as follows:

In millions	October 1, 2017	December 31, 2016
Loans payable (1)	$64	$41
Commercial paper (2)	514	212
____________________________________
(1)  Loans payable consist primarily of notes payable to various domestic and international financial institutions. It is not practical to aggregate these notes and calculate a quarterly weighted-average interest rate.
(2)  The weighted average interest rate, inclusive of all brokerage fees, was 1.22 percent and 0.79 percent at October 1, 2017 and December 31, 2016, respectively.

Revolving Credit Facility
On September 5, 2017, we entered into a 364-day credit facility that allows us to borrow up to $1 billion of additional unsecured funds at any time through September 2018.
We have access to credit facilities that total $2.75 billion, including the new 364-day facility and the $1.75 billion facility that expires on November 13, 2020. We intend to maintain credit facilities of a similar aggregate amount by renewing or replacing these facilities before expiration. Revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings, letters of credit and general corporate purposes.
Long-term Debt
A summary of long-term debt was as follows:

In millions	October 1, 2017	December 31, 2016
Long-term debt
Senior notes, 3.65%, due 2023	$500	$500
Debentures, 6.75%, due 2027	58	58
Debentures, 7.125%, due 2028	250	250
Senior notes, 4.875%, due 2043	500	500
Debentures, 5.65%, due 2098 (effective interest rate 7.48%)	165	165
Other debt	91	51
Unamortized discount	(54)	(56)
Fair value adjustments due to hedge on indebtedness	42	47
Capital leases	125	88
Total long-term debt	1,677	1,603
Less: Current maturities of long-term debt	62	35
Long-term debt	$1,615	$1,568

Principal payments required on long-term debt during the next five years are as follows:

In millions	2017	2018	2019	2020	2021
Principal payments	$23	$59	$51	$12	$6

Fair Value of Debt
Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair values and carrying values of total debt, including current maturities, were as follows:

In millions	October 1, 2017	December 31, 2016
Fair value of total debt (1)	$2,528	$2,077
Carrying value of total debt	2,255	1,856
_________________________________________________
(1) The fair value of debt is derived from Level 2 inputs.
NOTE 8. PRODUCT WARRANTY LIABILITY
A tabular reconciliation of the product warranty liability, including the deferred revenue related to our extended warranty coverage and accrued recall programs was as follows:

In millions	October 1, 2017	October 2, 2016
Balance, beginning of year	$1,414	$1,404
Provision for warranties issued	446	256
Deferred revenue on extended warranty contracts sold	164	179
Payments	(296)	(291)
Amortization of deferred revenue on extended warranty contracts	(161)	(148)
Changes in estimates for pre-existing warranties	71	22
Foreign currency translation	5	(6)
Balance, end of period	$1,643	$1,416

Warranty related deferred revenues and the long-term portion of the warranty liabilities on our October 1, 2017, balance sheet were as follows:

In millions	October 1, 2017	Balance Sheet Location
Deferred revenue related to extended coverage programs
Current portion	$229	Current portion of deferred revenue
Long-term portion	519	Other liabilities and deferred revenue
Total	$748

Long-term portion of warranty liability	$433	Other liabilities and deferred revenue

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
Loss Contingencies
Third Party Aftertreatment
Engine systems sold in the U.S. must be certified to comply with the Environmental Protection Agency (EPA) and California Air Resources Board (CARB) emission standards. EPA and CARB regulations require that in-use testing be performed on vehicles by the emission certificate holder and reported to the EPA and CARB in order to ensure ongoing compliance with these emission standards. We are the holder of this emission certificate for our engines, including engines installed in certain vehicles with one customer for which we did not also manufacture or sell the emission aftertreatment system. During 2015, a quality issue in certain of these third party aftertreatment systems caused some of our inter-related engines to fail in-use emission testing. In the fourth quarter of 2015, the vehicle manufacturer made a request that we assist in the design and bear the financial cost of a field campaign (Campaign) to address the technical issue purportedly causing some vehicles to fail the in-use testing.
While we are not responsible for the warranty issues related to a component that we did not manufacture or sell, as the emission compliance certificate holder, we are responsible for proposing a remedy to the EPA and CARB. As a result, we have proposed actions to the agencies that we believe will address the emission failures. As the certificate holder, we expect to participate in the cost of the proposed voluntary Campaign and recorded a charge of $60 million in 2015. The Campaign design was finalized with our OEM customer, reviewed with the EPA and submitted for final approval in 2016. We concluded based upon additional in-use emission testing performed in 2016 that the Campaign should be expanded to include a larger population of vehicles manufactured by this one OEM. We recorded additional charges of $39 million and $99 million in the second and third quarter, respectively, in 2016 to reflect the estimated cost of our overall participation in the Campaign. This charge is reflected in a separate line item on our Condensed Consolidated Statements of Income. We continue to work with our OEM customer to resolve the allocation of costs for the Campaign, including pending litigation between the parties. The Campaign is not expected to be completed for some time and our final cost could differ from the amount we have recorded.
We do not currently expect any fines or penalties from the EPA or CARB related to this matter.
We are currently reimbursing our customer for 50 percent of the campaign expenses pending final resolution in the litigation or pre-suit settlement. This began in the fourth quarter of 2016 with a combination of cash and credit memos. The remaining accrual of $148 million is included in ''Other accrued expenses'' in our Condensed Consolidated Balance Sheets.
Engine System
During 2017, the CARB and U.S. EPA began selecting certain of our pre-2013 model year engine systems for additional emissions testing.  We have been notified that a portion of the CARB and EPA selected engine systems have failed emissions testing due to the unexpected degradation of an aftertreatment component.  Although we have no official notice from the CARB or EPA on these engine systems to date, we are working with the agencies on a resolution of these matters.  We are developing and testing solutions to address the technical issues, which could include a combination of calibration changes, service practices and hardware changes.  We recorded a charge of $29 million to "cost of sales" in our Condensed Consolidated Statements of Income in the third quarter of 2017 for the expected cost of field campaigns to repair some of these engine systems.
In addition, we are currently evaluating other engine systems for model years 2010 through 2015 that could potentially be subject to similar degradation issues.  At this point in time, we have not yet determined the impact to other model years and engine systems or the percentage of the engine system populations affected.
Because this remains under review with a number of yet unresolved variables, we are not yet able to estimate the outcome for these matters. It is possible, however, that they could have a material effect on our results of operations in the periods in which the uncertainties are resolved.
We do not currently expect any fines or penalties from the EPA or CARB related to this matter.

Guarantees and Commitments
Periodically, we enter into guarantee arrangements, including guarantees of non-U.S. distributor financings, residual value guarantees on equipment under operating leases and other miscellaneous guarantees of joint ventures or third-party obligations. At October 1, 2017, the maximum potential loss related to these guarantees was $50 million.
We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. At October 1, 2017, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $101 million, of which $29 million relates to a contract with a components supplier that extends to 2018 and $28 million relates to a contract with a power systems supplier that extends to 2019. Most of these arrangements enable us to secure critical components. We do not currently anticipate paying any penalties under these contracts.
We enter into physical forward contracts with suppliers of platinum, palladium and copper to purchase minimum volumes of the commodities at contractually stated prices for various periods, not to exceed 2 years. At October 1, 2017, the total commitments under these contracts were $23 million. These arrangements enable us to fix the prices of these commodities, which otherwise are subject to market volatility.
We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance. These performance bonds and other performance-related guarantees were $104 million at October 1, 2017.
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

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE LOSS
Following are the changes in accumulated other comprehensive income (loss) by component for the three months ended:

	Three months ended
In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on marketable securities	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total other comprehensive income (loss)
Balance at July 3, 2016	$(636)	$(960)	$(1)	$(23)	$(1,620)
Other comprehensive income before reclassifications
Before tax amount	5	(51)	—	(4)	(50)	$3	$(47)
Tax benefit (expense)	(1)	19	—	1	19	—	19
After tax amount	4	(32)	—	(3)	(31)	3	(28)
Amounts reclassified from accumulated other comprehensive loss(1)(2)	9	—	—	10	19	—	19
Net current period other comprehensive income (loss)	13	(32)	—	7	(12)	$3	$(9)
Balance at October 2, 2016	$(623)	$(992)	$(1)	$(16)	$(1,632)

Balance at July 2, 2017	$(649)	$(959)	$—	$(7)	$(1,615)
Other comprehensive income before reclassifications
Before tax amount	—	106	—	(6)	100	$(2)	$98
Tax benefit (expense)	—	(10)	1	2	(7)	—	(7)
After tax amount	—	96	1	(4)	93	(2)	91
Amounts reclassified from accumulated other comprehensive loss(1)(2)	16	—	(1)	3	18	—	18
Net current period other comprehensive income (loss)	16	96	—	(1)	111	$(2)	$109
Balance at October 1, 2017	$(633)	$(863)	$—	$(8)	$(1,504)
____________________________________
(1) Amounts are net of tax.
(2) Reclassifications out of accumulated other comprehensive income (loss) and the related tax effects are immaterial for separate disclosure.

Following are the changes in accumulated other comprehensive income (loss) by component for the nine months ended:

	Nine months ended
In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on marketable securities	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total other comprehensive income (loss)
Balance at December 31, 2015	$(654)	$(696)	$(2)	$4	$(1,348)
Other comprehensive income before reclassifications
Before tax amount	5	(316)	1	(40)	(350)	$(3)	$(353)
Tax benefit (expense)	(1)	20	—	7	26	—	26
After tax amount	4	(296)	1	(33)	(324)	(3)	(327)
Amounts reclassified from accumulated other comprehensive loss(1)(2)	27	—	—	13	40	—	40
Net current period other comprehensive income (loss)	31	(296)	1	(20)	(284)	$(3)	$(287)
Balance at October 2, 2016	$(623)	$(992)	$(1)	$(16)	$(1,632)

Balance at December 31, 2016	$(685)	$(1,127)	$(1)	$(8)	$(1,821)
Other comprehensive income before reclassifications
Before tax amount	8	286	2	(14)	282	$12	$294
Tax benefit (expense)	(3)	(22)	—	5	(20)	—	(20)
After tax amount	5	264	2	(9)	262	12	274
Amounts reclassified from accumulated other comprehensive loss(1)(2)	47	—	(1)	9	55	—	55
Net current period other comprehensive income (loss)	52	264	1	—	317	$12	$329
Balance at October 1, 2017	$(633)	$(863)	$—	$(8)	$(1,504)

____________________________________
(1) Amounts are net of tax.
(2) Reclassifications out of accumulated other comprehensive income (loss) and the related tax effects are immaterial for separate disclosure.

NOTE 11. ACQUISITION

In April 2017, we entered into an agreement to form a joint venture with Eaton Corporation PLC (Eaton), which closed on July 31, 2017 (the acquisition date). We purchased a 50 percent interest in the new venture named Eaton Cummins Automated Transmission Technologies for $600 million in cash. In addition, each partner contributed $20 million for working capital. The joint venture will design, assemble, sell and support medium-duty and heavy-duty automated transmissions for the commercial vehicle market, including new product launches. The new generation products (Procision and Endurant) were launched in 2016 and 2017, respectively, and are owned by the joint venture. Eaton will continue to manufacture and sell the old generation products to the joint venture which will be marked up and sold to end customers. Eaton will also sell certain transmission components to the joint venture at prices approximating market rates. In addition, Eaton will provide certain manufacturing and administrative services to the joint venture, including but not limited to manufacturing labor in Mexico, information technology services, accounting services and purchasing services, at prices approximating market rates. Pro forma financial information was not provided as historical activity related to the products contributed to the joint venture was not material.

We consolidated the results of the joint venture in our Components segment as we have a majority voting interest in the venture by virtue of a tie-breaking vote on the joint venture's board of directors. The joint venture had an enterprise value at inception of $1.2 billion. Due to the structure of the joint venture and equal sharing of economic benefits, we did not apply a discount for lack of control to the noncontrolling interests. The preliminary purchase price allocation was as follows:

In millions
Inventory	3
Fixed assets	57
Intangible assets
Customer relationships	424
Technology	172
Goodwill	545
Liabilities	(1)
Total business valuation	1,200

Less: Noncontrolling interest	600
Total purchase consideration	$600

Customer relationship assets represent the value of the long-term strategic relationship the business has with its significant customers, which we are amortizing over 25 years. The assets were valued using an income approach, specifically the "multi-period excess earnings" method, which identifies an estimated stream of revenues and expenses for a particular group of assets from which deductions of portions of the projected economic benefits, attributable to assets other than the subject asset (contributory assets), are deducted in order to isolate the prospective earnings of the subject asset. This value is considered a level 3 measurement under the GAAP fair value hierarchy. Key assumptions used in the valuation of customer relationships include: (1) a rate of return of 10 percent and (2) an attrition rate of 3 percent. Technology assets primarily represent the associated patents and know how related to the Endurant and Procision next generation automated transmissions, which we are amortizing over 15 years. These assets were valued using the "relief-from-royalty" method, which is a combination of both the income approach and market approach that values a subject asset based on an estimate of the "relief" from the royalty expense that would be incurred if the subject asset were licensed from a third party. Key assumptions impacting this value include: (1) a market royalty rate of 5 percent, (2) a rate of return of 10 percent and (3) an economic depreciation rate of 7.5 percent. This value is considered a level 3 measurement under GAAP fair value hierarchy. Annual amortization of the intangible assets for the next 5 years is expected to approximate $28 million.

Goodwill was determined based on the residual difference between the fair value of consideration transferred and the value assigned to tangible and intangible assets and liabilities. Approximately $31 million of the goodwill is deductible for tax purposes. Among the factors contributing to a purchase price resulting in the recognition of goodwill is the ability to integrate and optimize the engine and transmission development to deliver the world’s best power train, to realize synergies in service and aftermarket growth and to utilize our strength in international markets where automated transmission adoption rates are very low. Included in our third quarter results were revenues of $69 million and a net loss of $5 million related to this joint venture.

NOTE 12. OPERATING SEGMENTS
Operating segments under GAAP are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (CODM), or decision-making group, in deciding how to allocate resources and in assessing performance. Our CODM is the President and Chief Operating Officer.
Our reportable operating segments consist of Engine, Distribution, Components and Power Systems. This reporting structure is organized according to the products and markets each segment serves. The Engine segment produces engines (15 liters and less in size) and associated parts for sale to customers in on-highway and various off-highway markets. Our engines are used in trucks of all sizes, buses and recreational vehicles, as well as in various industrial applications, including construction, agriculture, power generation systems and other off-highway applications. The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets and service parts, as well as performing service and repair activities on our products and maintaining relationships with various OEMs throughout the world. The Components segment sells filtration products, aftertreatment systems, turbochargers, fuel systems and transmissions. The Power Systems segment is an integrated power provider, which designs, manufactures and sells engines (16 liters and larger) for industrial applications (including mining, oil and gas, marine and rail), standby and prime power generator sets, alternators and other power components.
We use EBIT (defined as earnings before interest expense, income taxes and noncontrolling interests) as a primary basis for the CODM to evaluate the performance of each of our operating segments. Segment amounts exclude certain expenses not specifically identifiable to segments.
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

Summarized financial information regarding our reportable operating segments is shown in the table below:

In millions	Engine	Distribution	Components(1)	Power Systems	Total Segment	Intersegment Eliminations (2)	Total
Three months ended October 1, 2017
External sales	$1,783	$1,748	$1,139	$615	$5,285	$—	$5,285
Intersegment sales	553	5	394	441	1,393	(1,393)	—
Total sales	2,336	1,753	1,533	1,056	6,678	(1,393)	5,285
Depreciation and amortization (3)	47	29	42	30	148	—	148
Research, development and engineering expenses	83	6	63	61	213	—	213
Equity, royalty and interest income from investees	58	11	12	14	95	—	95
Interest income	1	2	—	1	4	—	4
EBIT	229	91	217	81	618	22	640

Three months ended October 2, 2016
External sales	$1,357	$1,497	$824	$509	$4,187	$—	$4,187
Intersegment sales	502	7	319	347	1,175	(1,175)	—
Total sales	1,859	1,504	1,143	856	5,362	(1,175)	4,187
Depreciation and amortization (3)	42	28	32	29	131	—	131
Research, development and engineering expenses	56	3	54	44	157	—	157
Equity, royalty and interest income from investees	38	19	9	8	74	—	74
Loss contingency (4)	99	—	—	—	99	—	99
Interest income	3	1	1	1	6	—	6
EBIT	89	96	148	59	392	6	398

Nine months ended October 1, 2017
External sales	$4,951	$5,101	$3,183	$1,717	$14,952	$—	$14,952
Intersegment sales	1,715	19	1,148	1,238	4,120	(4,120)	—
Total sales	6,666	5,120	4,331	2,955	19,072	(4,120)	14,952
Depreciation and amortization(3)	137	90	117	87	431	—	431
Research, development and engineering expenses	200	14	170	161	545	—	545
Equity, royalty and interest income from investees	186	35	40	40	301	—	301
Interest income	4	4	1	2	11	—	11
EBIT	735	287	586	199	1,807	19	1,826

Nine months ended October 2, 2016
External sales	$4,350	$4,493	$2,654	$1,509	$13,006	$—	$13,006
Intersegment sales	1,487	18	1,005	1,076	3,586	(3,586)	—
Total sales	5,837	4,511	3,659	2,585	16,592	(3,586)	13,006
Depreciation and amortization(3)	122	85	95	87	389	—	389
Research, development and engineering expenses	166	10	161	141	478	—	478
Equity, royalty and interest income from investees	120	56	29	29	234	—	234
Loss contingency (4)	138	—	—	—	138	—	138
Interest income	8	3	3	4	18	—	18
EBIT	492	270	501	195	1,458	15	1,473
____________________________________
(1) The 2017 disclosures include Eaton Cummins Automated Transmission Technologies joint venture results consolidated during the third quarter of 2017. See Note 11 , "ACQUISITION," for additional information.
(2) Includes intersegment sales, intersegment profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses for the three and nine months ended October 1, 2017 and October 2, 2016.
(3) Depreciation and amortization as shown on a segment basis excludes the amortization of debt discount and deferred costs included in the Condensed Consolidated Statements of Income as "Interest expense." The amortization of debt discount and deferred costs were $2 million and $2 million for the nine months ended October 1, 2017 and October 2, 2016, respectively.
(4) See Note 9, "COMMITMENTS AND CONTINGENCIES," for additional information.

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Income is shown in the table below:

	Three months ended		Nine months ended
In millions	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Total EBIT	$640	$398	$1,826	$1,473
Less: Interest expense	18	16	57	51
Income before income taxes	$622	$382	$1,769	$1,422

NOTE 13. RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Accounting Pronouncements Recently Adopted
In March 2016, the Financial Accounting Standards Board (FASB) amended its standards related to accounting for stock compensation, which became effective for us beginning January 1, 2017. The amendment replaced the requirement to record excess tax benefits and certain tax deficiencies in additional paid-in capital by recording all excess tax benefits and tax deficiencies as income tax expense / benefit in the Condensed Consolidated Statements of Income and was adopted prospectively. Excess tax benefits and deficiencies are required to be recorded as discrete items in the period in which they occur and were not material for the three and nine months ended October 1, 2017. In addition, the standard impacted our Condensed Consolidated Statements of Cash Flows retrospectively, as excess tax benefits are now required to be presented as an operating activity and the cash paid to tax authorities is required to be presented as a financing activity. This resulted in a net reclassification of $4 million from operating to financing activities for the nine months ended October 2, 2016. Finally, in accordance with the standard, we elected to continue our historical approach of estimating forfeitures during the award's vesting period and adjusting our estimate when it is no longer probable that the employee will fulfill the service condition. The adoption of the standard was not material to our diluted earnings per common share.
Accounting Pronouncements Issued But Not Yet Effective
In August 2017, the FASB amended its standards related to accounting for derivatives and hedging. These amendments allow the initial hedge effectiveness assessment to be performed by the end of the first quarter in which the hedge is designated rather than concurrently with entering into the hedge transaction. The changes also expand the use of a periodic qualitative hedge effectiveness assessment in lieu of an ongoing quantitative assessment performed throughout the life of the hedge. The revision removes the requirement to record ineffectiveness on cash flow hedges through the income statement when a hedge is considered highly effective, instead deferring all related hedge gains and losses in "Other comprehensive income" until the hedged item impacts earnings. The modifications permit hedging the contractually-specified price of a component of a commodity purchase and revises certain disclosure requirements. The amendments are effective January 1, 2019 and early adoption is permitted in any interim period or fiscal year prior to the effective date. The revised standard is required to be adopted on a modified retrospective basis for any cash flow or net investment hedge relationships that exist on the date of adoption and prospectively for disclosures. We do not expect the amendments to have a material effect on our Consolidated Financial Statements and are still evaluating early adoption.
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
In August 2016, the FASB amended its standards related to the classification of certain cash receipts and cash payments. The new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. We do not expect adoption of this standard to have a material impact on our Consolidated Statements of Cash Flows.
In June 2016, the FASB amended its standards related to accounting for credit losses on financial instruments. This amendment introduces new guidance for accounting for credit losses on instruments including trade receivables and held-to-maturity debt securities. The new rules are effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We do not expect adoption of this standard to have a material impact on our Consolidated Financial Statements.
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
In May 2014, the FASB amended its standards related to revenue recognition which replaces all existing revenue recognition guidance and provides a single, comprehensive model for all contracts with customers. The revised standard contains principles to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that we will recognize revenue to depict the transfer of goods or services to customers at an amount that we expect to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of the time value of money in the transaction price and allowing estimation of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendment also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in those judgments as well as assets recognized from costs incurred to fulfill these contracts.

The standard allows either full or modified retrospective adoption effective for annual and interim periods beginning January 1, 2018. We will adopt the standard using the modified retrospective approach.

We identified a change in the manner in which we will account for certain license income. We license certain technology to our unconsolidated joint ventures that meet the definition of functional under the standard, which requires that revenue be recognized at a point in time rather than the current requirement of recognizing it over the license term. Using the modified retrospective adoption method, we will record an adjustment to our opening equity balance at January 1, 2018, to account for the differences between existing revenue recorded and what would have been recorded under the new standard for contracts which we started recognizing revenue prior to the adoption date. We are still quantifying the potential amount of this adjustment, but we expect to record a credit to equity of between $30 million and $35 million for the licensing change. We do not expect a material impact on any individual year from this change.

We also identified transactions where revenue recognition is currently limited to the amount of billings not contingent on our future performance. With the allocation provisions of the new model, we expect to accelerate the timing of revenue recognition for amounts related to satisfied performance obligations that would be delayed under the current guidance. We do not expect the impact of this change to be material, but we are still quantifying the impact which will depend on the contracts in progress at the time of adoption.

We are still in the process of evaluating the impact the amendment will have on our Consolidated Financial Statements, including our internal controls over financial reporting. The revenue recognition disclosures will significantly expand under the new standard, specifically around the quantitative and qualitative information about performance obligations, changes in contract assets and liabilities and disaggregation of revenue.

NOTE 14. SUBSEQUENT EVENT
On October 12, 2017, we entered into an asset purchase agreement with Brammo Inc., an engineer and manufacturer of lithium ion batteries primarily related to the utility vehicle markets, for approximately $70 million to be paid in cash at closing.  In addition to the closing consideration, the agreement contains an earnout based on future results of the acquired business, which could result in a maximum additional $100 million payment to the former owners. The majority of the purchase price will likely be assigned to intangible assets and goodwill. We expect the transaction to close in the fourth quarter of 2017.

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
•Liquidity and Capital Resources
•Application of Critical Accounting Estimates
•Recently Adopted and Recently Issued Accounting Pronouncements

EXECUTIVE SUMMARY AND FINANCIAL HIGHLIGHTS
We are a global power leader that designs, manufactures, distributes and services diesel and natural gas engines and engine-related component products, including filtration, aftertreatment, turbochargers, fuel systems, controls systems, air handling systems, transmissions and electric power generation systems. We sell our products to original equipment manufacturers (OEMs), distributors and other customers worldwide. We have long-standing relationships with many of the leading manufacturers in the markets we serve, including PACCAR Inc, Daimler Trucks North America, Navistar International Corporation and Fiat Chrysler Automobiles. We serve our customers through a network of approximately 600 wholly-owned and independent distributor locations and over 7,400 dealer locations in more than 190 countries and territories.
Our reportable operating segments consist of Engine, Distribution, Components and Power Systems. This reporting structure is organized according to the products and markets each segment serves. The Engine segment produces engines (15 liters and less in size) and associated parts for sale to customers in on-highway and various off-highway markets. Our engines are used in trucks of all sizes, buses and recreational vehicles, as well as in various industrial applications, including construction, agriculture, power generation systems and other off-highway applications. The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets and service parts, as well as performing service and repair activities on our products and maintaining relationships with various OEMs throughout the world. The Components segment sells filtration products, aftertreatment systems, turbochargers, fuel systems and transmissions. The Power Systems segment is an integrated power provider, which designs, manufactures and sells engines (16 liters and larger) for industrial applications (including mining, oil and gas, marine and rail), standby and prime power generator sets, alternators and other power components.
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
Worldwide revenues increased 26 percent in the three months ended October 1, 2017, as compared to the same period in 2016, with all operating segments reporting higher revenue. Revenue in the U.S. and Canada improved by 25 percent primarily due to increased demand in the North American on-highway markets, organic growth and higher sales related to the acquisition of North American distributors since December 31, 2015, in the distribution business, increased industrial demand (especially in the oil and gas market) and sales related to the acquisition of the automated transmission business. International demand growth (excludes the U.S. and Canada) improved revenues by 28 percent, with sales up in most of our markets, especially in China, Russia, U.K. and India. The increase in international sales was primarily due to increased demand in industrial markets (especially construction markets in China and mining markets in Europe) and increased demand in all Components businesses (especially on-highway truck demand in China and product sales to meet new emission requirements for trucks in India).
Worldwide revenues increased 15 percent in the first nine months of 2017 as compared to the same period in 2016, with all operating segments reporting higher revenue. Revenue in the U.S. and Canada improved by 13 percent primarily due to increased demand in the North American on-highway markets, organic growth and higher sales related to the acquisition of North American distributors since December 31, 2015, in our distribution business and increased industrial demand (especially in the oil and gas, construction and mining markets). International demand growth (excludes the U.S. and Canada) in 2017 improved revenues by 18 percent, with sales up in most of our markets, especially in China, Russia, India and the U.K. The increase in international sales was primarily due to increased demand in the truck market in China, new emission regulations in India and increased demand in industrial markets (especially construction markets in China and mining markets in Europe), partially offset by unfavorable foreign currency impacts of 1 percent (primarily in the British pound and Chinese renminbi).
The following tables contain sales and earnings before interest expense, income tax expense and noncontrolling interests (EBIT) by operating segment for the three and nine months ended October 1, 2017 and October 2, 2016. Refer to the section titled “OPERATING SEGMENT RESULTS” for a more detailed discussion of sales and EBIT by operating segment, including the reconciliation of segment EBIT to net income attributable to Cummins Inc.

	Three months ended
Operating Segments	October 1, 2017			October 2, 2016			Percent change
		Percent			Percent		2017 vs. 2016
In millions	Sales	of Total	EBIT	Sales	of Total	EBIT	Sales	EBIT
Engine	$2,336	44%	$229	$1,859	44%	$89	26%	NM
Distribution	1,753	33%	91	1,504	36%	96	17%	(5)%
Components(1)	1,533	29%	217	1,143	27%	148	34%	47%
Power Systems	1,056	20%	81	856	21%	59	23%	37%
Intersegment eliminations	(1,393)	(26)%	—	(1,175)	(28)%	—	19%	—
Non-segment	—	—	22	—	—	6	—	NM
Total	$5,285	100%	$640	$4,187	100%	$398	26%	61%

______________________________________
"NM" - not meaningful information
(1) The 2017 disclosures include Eaton Cummins Automated Transmission Technologies joint venture results consolidated during the third quarter. See Note 11 , "ACQUISITION," to the Condensed Consolidated Financial Statements for additional information.
Net income attributable to Cummins was $453 million, or $2.71 per diluted share, on sales of $5.3 billion for the three months ended October 1, 2017, versus the comparable prior year period net income attributable to Cummins of $289 million, or $1.72 per diluted share, on sales of $4.2 billion. The increase in net income and earnings per diluted share was driven by significantly higher net sales and gross margin, the absence of an accrual for a loss contingency recorded in the third quarter of 2016 and higher equity, royalty and interest income from investees, partially offset by increased selling, general and administrative expenses, higher research, development and engineering expenses and a higher effective tax rate. The increase in gross margin was primarily due to higher volumes, improved leverage and lower material costs, partially offset by higher warranty costs ($105 million primarily due to campaigns in the Engine and Components segments) and increased variable compensation expense of $59 million. Diluted earnings per share for the three months ended October 1, 2017, benefited $0.01 from fewer weighted average shares outstanding due to the stock repurchase program.

	Nine months ended
Operating Segments	October 1, 2017			October 2, 2016			Percent change
		Percent			Percent		2017 vs. 2016
In millions	Sales	of Total	EBIT	Sales	of Total	EBIT	Sales	EBIT
Engine	$6,666	45%	$735	$5,837	45%	$492	14%	49%
Distribution	5,120	34%	287	4,511	35%	270	14%	6%
Components(1)	4,331	29%	586	3,659	28%	501	18%	17%
Power Systems	2,955	20%	199	2,585	20%	195	14%	2%
Intersegment eliminations	(4,120)	(28)%	—	(3,586)	(28)%	—	15%	—
Non-segment	—	—	19	—	—	15	—	27%
Total	$14,952	100%	$1,826	$13,006	100%	$1,473	15%	24%
______________________________________
(1) The 2017 disclosures include Eaton Cummins Automated Transmission Technologies joint venture results consolidated during the third quarter of 2017. See Note 11 , "ACQUISITION," to the Condensed Consolidated Financial Statements for additional information.

Net income attributable to Cummins was $1.3 billion, or $7.60 per diluted share, on sales of $15.0 billion for the nine months ended October 1, 2017, versus the comparable prior year period net income attributable to Cummins of $1.0 billion, or $5.99 per diluted share, on sales of $13.0 billion. The increase in net income and earnings per diluted share was driven by higher net sales and gross margin, the absence of an accrual for a loss contingency recorded in the second and third quarters of 2016 and higher equity, royalty and interest income from investees, partially offset by increased selling, general and administrative expenses and higher research, development and engineering expenses and a higher effective tax rate. The increase in gross margin was primarily due to higher volumes, improved leverage and lower material costs, partially offset by higher warranty costs ($234 million primarily due to campaigns in the Engine, Components and Power Systems segments and changes in estimates in the Engine and Components segments) and increased variable compensation expense of $101 million. Diluted earnings per share for the nine months ended October 1, 2017, benefited $0.04 from fewer weighted average shares outstanding, primarily due to the stock repurchase program.

We generated $1.5 billion of operating cash flows for the nine months ended October 1, 2017, compared to $1.3 billion for the comparable period in 2016. Refer to the section titled "Cash Flows" in the "LIQUIDITY AND CAPITAL RESOURCES" section for a discussion of items impacting cash flows.

During the first nine months of 2017, we repurchased $391 million, or 2.5 million shares of common stock.
On September 5, 2017, we entered into a 364-day credit facility that allows us to borrow up to $1 billion of additional unsecured funds at any time through September 2018. Revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings, letters of credit and general corporate purposes.
Our debt to capital ratio (total capital defined as debt plus equity) at October 1, 2017, was 20.8 percent, compared to 20.6 percent at December 31, 2016. At October 1, 2017, we had $1.4 billion in cash and marketable securities on hand and access to our $2.75 billion credit facilities, if necessary, to meet currently anticipated investment and funding needs.
We expect our effective tax rate for the full year of 2017 to approximate 26.0 percent, excluding any one-time tax items.
In April 2017, we entered into an agreement to form a joint venture with Eaton Corporation PLC (Eaton), which closed on July 31, 2017 (the acquisition date). We purchased a 50 percent interest in the new venture named Eaton Cummins Automated Transmission Technologies for $600 million in cash. In addition, each partner contributed $20 million for working capital. The joint venture will design, assemble, sell and support medium-duty and heavy-duty automated transmissions for the commercial vehicle market, including new product launches. We consolidated the results of the joint venture in our Components segment as we have a majority voting interest in the venture by virtue of a tie-breaking vote on the joint venture's board of directors. We do not expect this new venture to have a significant impact on our consolidated results in 2017. See Note 11 "ACQUISITION," to the Condensed Consolidated Financial Statements for additional information.
On October 12, 2017, we entered into an asset purchase agreement with Brammo Inc., an engineer and manufacturer of lithium ion batteries primarily related to the utility vehicle markets, for approximately $70 million to be paid in cash at closing.  In addition to the closing consideration, the agreement contains an earnout based on future results of the acquired business, which could result in a maximum additional $100 million payment to the former owners. The majority of the purchase price will likely be assigned to intangible assets and goodwill. We expect the transaction to close in the fourth quarter of 2017.

OUTLOOK
Our outlook reflects the following positive trends and challenges to our business that we expect could impact our revenue and earnings potential for the remainder of 2017.
Positive Trends

•	North American heavy-duty truck demand will remain strong.

•	Demand for pick-up trucks in North America will remain strong.

•	Market demand in truck and off-highway markets in China will remain strong.

•	Industry production of medium-duty trucks in North America will remain strong.

•	North American construction markets will remain strong.

•	Market demand may continue to improve in global mining.
Challenges

•	Power generation markets may remain soft.

•	Weak economic conditions in Brazil may continue to negatively impact demand across our businesses.

•	Marine markets are expected to remain weak.
Demand has improved in certain markets and we expect demand will continue to improve over time, as in prior economic cycles. We are well positioned to benefit as market conditions improve.

RESULTS OF OPERATIONS

	Three months ended		Favorable/		Nine months ended		Favorable/
	October 1, 2017	October 2, 2016	(Unfavorable)		October 1, 2017	October 2, 2016	(Unfavorable)
In millions, except per share amounts			Amount	Percent			Amount	Percent
NET SALES	$5,285	$4,187	$1,098	26%	$14,952	$13,006	$1,946	15%
Cost of sales	3,946	3,108	(838)	(27)%	11,236	9,674	(1,562)	(16)%
GROSS MARGIN	1,339	1,079	260	24%	3,716	3,332	384	12%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	624	513	(111)	(22)%	1,757	1,527	(230)	(15)%
Research, development and engineering expenses	213	157	(56)	(36)%	545	478	(67)	(14)%
Equity, royalty and interest income from investees	95	74	21	28%	301	234	67	29%
Loss contingency	—	99	99	100%	—	138	138	100%
Other operating income (expense), net	32	—	32	NM	55	(2)	57	NM
OPERATING INCOME	629	384	245	64%	1,770	1,421	349	25%
Interest income	4	6	(2)	(33)%	11	18	(7)	(39)%
Interest expense	18	16	(2)	(13)%	57	51	(6)	(12)%
Other income (expense), net	7	8	(1)	(13)%	45	34	11	32%
INCOME BEFORE INCOME TAXES	622	382	240	63%	1,769	1,422	347	24%
Income tax expense	165	82	(83)	NM	466	362	(104)	(29)%
CONSOLIDATED NET INCOME	457	300	157	52%	1,303	1,060	243	23%
Less: Net income attributable to noncontrolling interests	4	11	7	64%	30	44	14	32%
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$453	$289	$164	57%	$1,273	$1,016	$257	25%
Diluted Earnings Per Common Share Attributable to Cummins Inc.	$2.71	$1.72	$0.99	58%	$7.60	$5.99	$1.61	27%
______________________________________
"NM" - not meaningful information

	Three months ended		Favorable/ (Unfavorable)	Nine months ended		Favorable/ (Unfavorable)
	October 1, 2017	October 2, 2016		October 1, 2017	October 2, 2016
Percent of sales			Percentage Points			Percentage Points
Gross margin	25.3%	25.8%	(0.5)	24.9%	25.6%	(0.7)
Selling, general and administrative expenses	11.8%	12.3%	0.5	11.8%	11.7%	(0.1)
Research, development and engineering expenses	4.0%	3.7%	(0.3)	3.6%	3.7%	0.1
Net Sales
Net sales for the three months ended October 1, 2017, increased by $1.1 billion versus the comparable period in 2016. The primary drivers were as follows:

•	Engine segment sales increased 26 percent primarily due to higher demand in most North American on-highway markets and improved demand in global construction markets.

•
Components segment sales increased 34 percent due to higher demand across all businesses, especially the emission solutions business, due to strong on-highway sales in North America, India and China and sales related to the acquisition of the automated transmissions business.

•	Distribution segment sales increased 17 percent primarily due to an increase in organic sales and higher sales related to the acquisition of North American distributors since December 31, 2015.

•
Power Systems segment sales increased 23 percent due to higher demand for all product lines, especially in industrial markets, due to higher demand in North America oil and gas markets and international mining markets.

Net sales for the nine months ended October 1, 2017, increased $1.9 billion versus the comparable period in 2016. The primary drivers were as follows:

•
Engine segment sales increased 14 percent primarily due to higher demand in most North American on-highway markets and improved demand in global industrial markets, especially international construction markets.

•
Components segment sales increased 18 percent due to higher demand across all businesses, especially the emission solutions business, due to strong on-highway sales in China, India and North America and sales related to the acquisition of the automated transmissions business.

•	Distribution segment sales increased 14 percent primarily due to an increase in organic sales and higher sales related to the acquisition of North American distributors since December 31, 2015.

•
Power Systems segment sales increased 14 percent primarily due to higher demand for all product lines, especially in industrial markets, due to higher demand in global mining and North American oil and gas markets.

Sales to international markets (excluding the U.S. and Canada), based on location of customers, for the three and nine months months ended October 1, 2017, were 41 percent and 42 percent of total net sales, respectively, compared with 41 percent and 41 percent of total net sales for the comparable periods in 2016. A more detailed discussion of sales by segment is presented in the “OPERATING SEGMENT RESULTS” section.
Gross Margin
Gross margin increased $260 million for the three months ended October 1, 2017, versus the comparable period in 2016 and decreased 0.5 points as a percentage of sales. The increase in gross margin dollars was primarily due to higher volumes, improved leverage and lower material costs, partially offset by higher warranty costs ($105 million primarily due to campaigns in the Engine and Components segments) and increased variable compensation expense of $59 million.
Gross margin increased $384 million for the nine months ended October 1, 2017, versus the comparable period in 2016 and decreased 0.7 points as a percentage of sales. The increase in gross margin dollars was primarily due to higher volumes, improved leverage and lower material costs, partially offset by higher warranty costs ($234 million primarily due to campaigns in the Engine, Components and Power Systems segments and changes in estimates in the Engine and Components segments) and increased variable compensation expense of $101 million.
The provision for base warranties issued, excluding campaigns, as a percent of sales for the three and nine months ended October 1, 2017, was 1.9 percent and 1.9 percent, respectively, compared to 1.5 percent and 1.7 percent for the comparable periods in 2016. A detailed discussion of margin by segment is presented in the “OPERATING SEGMENT RESULTS” section.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $111 million for the three months ended October 1, 2017, versus the comparable period in 2016, primarily due to higher compensation expenses ($94 million), especially variable compensation, and higher consulting expenses ($9 million). Compensation and related expenses include salaries, fringe benefits and variable compensation. Overall, selling, general and administrative expenses, as a percentage of sales, decreased to 11.8 percent in the three months ended October 1, 2017, from 12.3 percent in the comparable period in 2016.
Selling, general and administrative expenses increased $230 million for the nine months ended October 1, 2017, versus the comparable period in 2016, primarily due to higher compensation expenses ($162 million), especially variable compensation, and higher consulting expenses ($39 million). Overall, selling, general and administrative expenses, as a percentage of sales, increased to 11.8 percent in the nine months ended October 1, 2017, from 11.7 percent in the comparable period in 2016.
Research, Development and Engineering Expenses
Research, development and engineering expenses increased $56 million for the three months ended October 1, 2017, versus the comparable period in 2016, primarily due to increased compensation expenses ($29 million), especially variable compensation, and higher consulting expenses ($9 million). Overall, research, development and engineering expenses as a percentage of sales increased to 4.0 percent in the three months ended October 1, 2017, from 3.7 percent in the comparable period in 2016 .
Research, development and engineering expenses increased $67 million for the nine months ended October 1, 2017, versus the comparable period in 2016, primarily due to increased compensation expense ($45 million), especially variable compensation, and higher consulting expenses ($11 million). Overall, research, development and engineering expenses, as a percentage of sales, decreased to 3.6 percent in the nine months ended October 1, 2017, from 3.7 percent in the comparable period in 2016.

Research activities continue to focus on development of new products to meet future emission standards around the world and improvements in fuel economy performance of diesel and natural gas powered engines.
Equity, Royalty and Interest Income from Investees
Equity, royalty and interest income from investees increased $21 million for the three months ended October 1, 2017, versus the comparable period in 2016, primarily due to higher earnings at Dongfeng Cummins Engine Company, Ltd. and Beijing Foton Cummins Engine Co., Ltd.
Equity, royalty and interest income from investees increased $67 million for the nine months ended October 1, 2017, versus the comparable period in 2016, primarily due to higher earnings at Dongfeng Cummins Engine Company, Ltd. and Beijing Foton Cummins Engine Co.

Loss Contingency
In the third quarter of 2016, we recorded an additional accrual of $99 million for an existing loss contingency. For the nine months ended October 2, 2016, we accrued a total of $138 million related to this matter. See Note 9, "COMMITMENTS AND CONTINGENCIES," to the Condensed Consolidated Financial Statements for additional information.

Other Operating Income (Expense), Net
Other operating income (expense), net was as follows:

	Three months ended		Nine months ended
In millions	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Royalty income, net	$18	$7	$38	$20
Gain (loss) on sale of assets, net	15	—	20	(1)
Amortization of intangible assets	(4)	(2)	(7)	(7)
Loss on write off of assets	—	(5)	(2)	(14)
Other, net	3	—	6	—
Total other operating income (expense), net	$32	$—	$55	$(2)
Interest Income
Interest income for the three months ended October 1, 2017, decreased $2 million versus the comparable period in 2016, primarily due to lower investment balances in China and Brazil. Interest income for the nine months ended October 1, 2017, decreased $7 million versus the comparable period in 2016, primarily due to lower investment balances in China and Brazil.
Interest Expense
Interest expense for the three months ended October 1, 2017, increased $2 million versus the comparable period in 2016, primarily due to hedge ineffectiveness on our interest rate swap. Interest expense for the nine months ended October 1, 2017, increased $6 million versus the comparable period in 2016, primarily due to hedge ineffectiveness on our interest rate swap.
Other Income (Expense), Net
Other income (expense), net was as follows:

	Three months ended		Nine months ended
In millions	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Change in cash surrender value of corporate owned life insurance	$9	$10	$38	$33
Dividend income	1	1	4	3
Foreign currency gain (loss), net	(5)	—	(2)	(11)
Bank charges	(2)	(3)	(7)	(7)
Other, net	4	—	12	16
Total other income (expense), net	$7	$8	$45	$34

Income Tax Expense
Our effective tax rate for the year is expected to approximate 26.0 percent, excluding any one-time items that may arise. Our tax rate is generally less than the 35 percent U.S. statutory income tax rate primarily due to lower tax rates on foreign income and the research tax credit.
Our effective tax rate for the three and nine months ended October 1, 2017, was 26.5 percent and 26.3 percent, respectively, and contained only immaterial discrete items.
Our effective tax rate for the three and nine months ended October 2, 2016, was 21.5 percent and 25.5 percent, respectively, and contained only immaterial discrete items.
The changes in the effective tax rate for the three and nine months ended October 1, 2017, versus the comparable periods in 2016, were primarily due to differences in the jurisdictional mix of pre-tax income.
Noncontrolling Interests
Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities. Noncontrolling interests in income of consolidated subsidiaries for the three months ended October 1, 2017, decreased $7 million versus the comparable period in 2016, primarily due to the acquisition of the remaining interest in Wuxi Cummins Turbo Technologies Co. Ltd, in the fourth quarter of 2016.
Noncontrolling interests in income of consolidated subsidiaries for the nine months ended October 1, 2017, decreased $14 million versus the comparable period in 2016, primarily due to the acquisition of the remaining interest in Wuxi Cummins Turbo Technologies Co. Ltd, in the fourth quarter of 2016.
Net Income Attributable to Cummins Inc. and Diluted Earnings Per Share Attributable to Cummins Inc.
Net income and diluted earnings per share attributable to Cummins Inc. for the three months ended October 1, 2017, increased $164 million and $0.99 per share, respectively versus the comparable period in 2016, primarily due to significantly higher net sales and gross margin, the absence of an accrual for a loss contingency recorded in the third quarter of 2016 and higher equity, royalty and interest income from investees, partially offset by increased selling, general and administrative expenses, higher research, development and engineering expenses and a higher effective tax rate. Diluted earnings per share for the three months ended October 1, 2017, benefited $0.01 from fewer weighted average shares outstanding due to the stock repurchase program.
Net income and diluted earnings per share attributable to Cummins Inc. for the nine months ended October 1, 2017, increased $257 million and $1.61 per share, respectively versus the comparable period in 2016, primarily due to higher net sales and gross margin, the absence of an accrual for a loss contingency recorded in the second and third quarters of 2016 and higher equity, royalty and interest income from investees, partially offset by increased selling, general and administrative expenses and higher research, development and engineering expenses and a higher effective tax rate. Diluted earnings per share for the nine months ended October 1, 2017, benefited $0.04 from fewer weighted average shares outstanding, primarily due to the stock repurchase program.

Comprehensive Income - Foreign Currency Translation Adjustment
The foreign currency translation adjustment was a net gain of $94 million and $276 million, respectively, for the three and nine months ended October 1, 2017, compared to a net loss of $29 million and $299 million for the three and nine months ended October 2, 2016, and was driven by the following:

	Three months ended
	October 1, 2017		October 2, 2016
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly-owned subsidiaries	$86	British pound, Chinese renminbi	$(33)	British pound, Brazilian real offset by Indian rupee
Equity method investments	10	Chinese renminbi	1	Indian rupee, Japanese yen offset by Chinese renminbi
Consolidated subsidiaries with a noncontrolling interest	(2)	Indian rupee	3	Indian rupee
Total	$94		$(29)

	Nine months ended
	October 1, 2017		October 2, 2016
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly-owned subsidiaries	$233	British pound, Chinese renminbi, Indian rupee	$(288)	British pound, Chinese renminbi offset by Brazilian real
Equity method investments	31	Chinese renminbi, Indian rupee	(8)	Chinese renminbi offset by Japanese yen, Mexican peso
Consolidated subsidiaries with a noncontrolling interest	12	Indian rupee	(3)	Indian rupee, Chinese renminbi
Total	$276		$(299)

OPERATING SEGMENT RESULTS
Our reportable operating segments consist of the Engine, Distribution, Components and Power Systems segments. This reporting structure is organized according to the products and markets each segment serves. We use segment EBIT as a primary basis for the Chief Operating Decision Maker to evaluate the performance of each of our operating segments. Segment amounts exclude certain expenses not specifically identifiable to segments. See Note 12, "OPERATING SEGMENTS," to the Condensed Consolidated Financial Statements for additional information.
Following is a discussion of results for each of our operating segments.
Engine Segment Results
Financial data for the Engine segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	October 1,	October 2,	(Unfavorable)		October 1,	October 2,	(Unfavorable)
In millions	2017	2016	Amount	Percent	2017	2016	Amount	Percent
External sales (1)	$1,783	$1,357	$426	31%	$4,951	$4,350	$601	14%
Intersegment sales (1)	553	502	51	10%	1,715	1,487	228	15%
Total sales	2,336	1,859	477	26%	6,666	5,837	829	14%
Depreciation and amortization	47	42	(5)	(12)%	137	122	(15)	(12)%
Research, development and engineering expenses	83	56	(27)	(48)%	200	166	(34)	(20)%
Equity, royalty and interest income from investees	58	38	20	53%	186	120	66	55%
Loss contingency	—	99	99	100%	—	138	138	100%
Interest income	1	3	(2)	(67)%	4	8	(4)	(50)%
EBIT	229	89	140	NM	735	492	243	49%

			Percentage Points				Percentage Points
EBIT as a percentage of total sales	9.8%	4.8%		5.0	11.0%	8.4%		2.6
____________________________________
"NM" - not meaningful information
(1) Due to the acquisitions of North American distributors, sales previously recognized as external sales are now included in intersegment sales.

Sales for our Engine segment by market were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	October 1,	October 2,	(Unfavorable)		October 1,	October 2,	(Unfavorable)
In millions	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Heavy-duty truck	$776	$625	$151	24%	$2,110	$1,878	$232	12%
Medium-duty truck and bus	625	517	108	21%	1,870	1,666	204	12%
Light-duty automotive	452	345	107	31%	1,304	1,172	132	11%
Total on-highway	1,853	1,487	366	25%	5,284	4,716	568	12%
Off-highway	483	372	111	30%	1,382	1,121	261	23%
Total sales	$2,336	$1,859	$477	26%	$6,666	$5,837	$829	14%

Unit shipments by engine classification (including unit shipments to Power Systems and off-highway engine units included in their respective classification) were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	October 1,	October 2,	(Unfavorable)		October 1,	October 2,	(Unfavorable)
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Heavy-duty	28,100	20,100	8,000	40%	71,400	60,500	10,900	18%
Medium-duty	68,500	53,400	15,100	28%	200,400	171,100	29,300	17%
Light-duty	66,300	49,800	16,500	33%	195,000	168,600	26,400	16%
Total unit shipments	162,900	123,300	39,600	32%	466,800	400,200	66,600	17%
Sales
Engine segment sales for the three months ended October 1, 2017, increased $477 million versus the comparable period in 2016, driven by:

•	Heavy-duty truck sales increased $151 million primarily due to higher demand in North American heavy-duty truck markets with increased shipments of 39 percent.

•
Off-highway sales increased $111 million primarily due to improved demand in global construction markets, with increased international unit shipments of 48 percent primarily in China and Western Europe.

•	Medium-duty truck and bus sales increased $108 million primarily due to higher demand in North American medium-duty truck markets with increased engine shipments of 41 percent.

•	Light-duty automotive sales increased $107 million primarily due to higher sales to Chrysler and higher sales of light commercial vehicles.
Total on-highway-related sales for the three months ended October 1, 2017, were 79 percent of total engine segment sales, versus 80 percent for the comparable period in 2016.
Engine segment sales for the nine months ended October 1, 2017, increased $829 million versus the comparable period in 2016. The following were the primary drivers:

•
Off-highway sales increased $261 million primarily due to improved demand in global industrial markets, especially in international construction markets, with increased unit shipments of 52 percent primarily in China and Australia.

•	Heavy-duty truck sales increased $232 million primarily due to higher demand in North American heavy-duty truck markets with increased shipments of 14 percent.

•	Medium-duty truck and bus sales increased $204 million primarily due to higher demand in North American medium-duty truck markets with increased engine shipments of 24 percent.

•	Light-duty automotive sales increased $132 million primarily due to higher sales to Chrysler and higher sales of light commercial vehicles, partially offset by lower sales to Nissan.
Total on-highway-related sales for the nine months ended October 1, 2017, were 79 percent of total engine segment sales, versus 81 percent for the comparable period in 2016.
EBIT
Engine segment EBIT for the three months ended October 1, 2017, increased $140 million versus the comparable period in 2016 primarily due to the absence of a loss contingency recorded in the third quarter of 2016 and higher gross margin, partially offset by higher research, development and engineering expenses and selling, general and administrative expenses.
Engine segment EBIT for the nine months ended October 1, 2017, increased $243 million versus the comparable period in 2016 primarily due to the absence of a loss contingency recorded in the second and third quarters of 2016, improved gross margin and increased equity, royalty and interest income from investees, partially offset by higher selling, general and administrative expenses and higher research, development and engineering expenses. Major components of EBIT and related changes to EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Nine months ended
	October 1, 2017 vs. October 2, 2016			October 1, 2017 vs. October 2, 2016
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of total sales	Amount	Percent	Percentage point change as a percent of total sales
Gross margin	$77	23%	(0.4)	$121	11%	(0.5)
Selling, general and administrative expenses	(26)	(18)%	0.5	(58)	(14)%	0.1
Research, development and engineering expenses	(27)	(48)%	(0.6)	(34)	(20)%	(0.2)
Equity, royalty and interest income from investees	20	53%	0.5	66	55%	0.7
Loss contingency (1)	99	100%	NM	138	100%	NM
____________________________________
"NM" - not meaningful information
(1) See Note 9, "COMMITMENTS AND CONTINGENCIES," to the Condensed Consolidated Financial Statements for additional information.
The increase in gross margin dollars for the three months ended October 1, 2017, versus the comparable period in 2016, was primarily due to higher volumes and improved leverage, partially offset by increased warranty costs for campaigns related to pre-2015 engines and higher variable compensation expense. The increase in selling, general and administrative expenses was primarily due to higher compensation expense, especially variable compensation expense. The increase in research, development and engineering expenses was primarily due to higher compensation expense, especially variable compensation expense, and higher consulting expenses. The increase in equity, royalty and interest income from investees was primarily due to higher earnings at Dongfeng Cummins Engine Company, Ltd. and Beijing Foton Cummins Engine Co., Ltd.
The increase in gross margin dollars for the nine months ended October 1, 2017, versus the comparable period in 2016, was primarily due to higher volumes, improved leverage, favorable pricing and mix and lower material costs, partially offset by increased warranty costs for campaigns related to pre-2015 engines and higher variable compensation expense. The increase in selling, general and administrative expenses was primarily due to higher compensation expense, especially variable compensation expense. The increase in research, development and engineering expenses was primarily due to higher compensation expense, especially higher variable compensation expense, and higher consulting expenses. The increase in equity, royalty and interest income from investees was primarily due to higher earnings at Dongfeng Cummins Engine Company, Ltd. and Beijing Foton Cummins Engine Co.
Distribution Segment Results
Financial data for the Distribution segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	October 1,	October 2,	(Unfavorable)		October 1,	October 2,	(Unfavorable)
In millions	2017	2016	Amount	Percent	2017	2016	Amount	Percent
External sales	$1,748	$1,497	$251	17%	$5,101	$4,493	$608	14%
Intersegment sales	5	7	(2)	(29)%	19	18	1	6%
Total sales	1,753	1,504	249	17%	5,120	4,511	609	14%
Depreciation and amortization	29	28	(1)	(4)%	90	85	(5)	(6)%
Research, development and engineering expenses	6	3	(3)	(100)%	14	10	(4)	(40)%
Equity, royalty and interest income from investees	11	19	(8)	(42)%	35	56	(21)	(38)%
Interest income	2	1	1	100%	4	3	1	33%
EBIT	91	96	(5)	(5)%	287	270	17	6%

			Percentage Points				Percentage Points
EBIT as a percentage of total sales	5.2%	6.4%		(1.2)	5.6%	6.0%		(0.4)
In the first quarter of 2017, our Distribution segment reorganized its regions to align with how the segment is managed. All prior year amounts have been reclassified to conform to our new regional structure. Sales for our Distribution segment by region were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	October 1,	October 2,	(Unfavorable)		October 1,	October 2,	(Unfavorable)
In millions	2017	2016	Amount	Percent	2017	2016	Amount	Percent
North America	$1,188	$979	$209	21%	$3,432	$2,899	$533	18%
Asia Pacific	201	175	26	15%	558	531	27	5%
Europe	112	103	9	9%	316	315	1	—%
China	66	52	14	27%	199	166	33	20%
Africa and Middle East	58	85	(27)	(32)%	239	274	(35)	(13)%
Latin America	47	36	11	31%	125	107	18	17%
India	41	44	(3)	(7)%	136	131	5	4%
Russia	40	30	10	33%	115	88	27	31%
Total sales	$1,753	$1,504	$249	17%	$5,120	$4,511	$609	14%
Sales for our Distribution segment by product line were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	October 1,	October 2,	(Unfavorable)		October 1,	October 2,	(Unfavorable)
In millions	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Parts	$768	$643	$125	19%	$2,272	$1,933	$339	18%
Engines	342	271	71	26%	931	791	140	18%
Service	326	299	27	9%	965	895	70	8%
Power generation	317	291	26	9%	952	892	60	7%
Total sales	$1,753	$1,504	$249	17%	$5,120	$4,511	$609	14%
Sales
Distribution segment sales for the three months ended October 1, 2017, increased $249 million versus the comparable period in 2016 primarily due to an increase in organic sales of $185 million (primarily in North America) and $89 million of sales related to the acquisition of a North American distributor in the fourth quarter of 2016.
Distribution segment sales for the nine months ended October 1, 2017, increased $609 million versus the comparable period in 2016 primarily due to an increase in organic sales of $399 million (primarily in North America) and $266 million of sales related to the acquisition of a North American distributor in the fourth quarter of 2016.

EBIT
Distribution segment EBIT for the three months ended October 1, 2017, decreased $5 million versus the comparable period in 2016 primarily due to higher selling, general and administrative expenses (mainly related to higher variable compensation expense) and lower equity, royalty and interest income from investees, offset by higher gross margin and a gain on the sale of assets.
Distribution segment EBIT for the nine months ended October 1, 2017, increased $17 million versus the comparable period in 2016 primarily due to higher gross margin, partially offset by higher selling, general and administrative expenses (mainly related to higher variable compensation expense) and lower equity, royalty and interest income from investees. Major components of EBIT and related changes to EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Nine months ended
	October 1, 2017 vs. October 2, 2016			October 1, 2017 vs. October 2, 2016
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of total sales	Amount	Percent	Percentage point change as a percent of total sales
Gross margin	$25	9%	(1.1)	$93	12%	(0.2)
Selling, general and administrative expenses	(37)	(20)%	(0.3)	(79)	(14)%	(0.1)
Equity, royalty and interest income from investees	(8)	(42)%	(0.7)	(21)	(38)%	(0.5)
Gain on sale of assets	15	100%	NM	15	100%	NM
___________________________________
"NM" - not meaningful information
The increase in gross margin dollars for the three months ended October 1, 2017, versus the comparable period in 2016, was primarily due to higher organic volumes and the acquisition of a North American distributor in the fourth quarter of 2016, partially offset by increased variable compensation expense. Gross margin as a percentage of sales declined primarily due to the increase in variable compensation expense. The increase in selling, general and administrative expenses was primarily due to higher variable compensation expense and increased compensation expense related to the acquisition of a North American distributor. The decrease in equity, royalty and interest income from investees was primarily due to the acquisition of a North American distributor in the fourth quarter of 2016.
The increase in gross margin for the nine months ended October 1, 2017, versus the comparable period in 2016, was primarily due to higher organic volumes and the acquisition of a North American distributor in the fourth quarter of 2016, partially offset by increased variable compensation expense. Gross margin as a percentage of sales declined primarily due to the increase in variable compensation expense. The increase in selling, general and administrative expenses was primarily due to higher variable compensation expense, increased compensation expense related to the acquisition of a North American distributor and higher consulting expenses. The decrease in equity, royalty and interest income from investees was primarily due to the acquisition of a North American distributor, in the fourth quarter of 2016.

Components Segment Results
Financial data for the Components segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	October 1,	October 2,	(Unfavorable)		October 1,	October 2,	(Unfavorable)
In millions	2017	2016	Amount	Percent	2017	2016	Amount	Percent
External sales (1)	$1,139	$824	$315	38%	$3,183	$2,654	$529	20%
Intersegment sales (1)	394	319	75	24%	1,148	1,005	143	14%
Total sales	1,533	1,143	390	34%	4,331	3,659	672	18%
Depreciation and amortization	42	32	(10)	(31)%	117	95	(22)	(23)%
Research, development and engineering expenses	63	54	(9)	(17)%	170	161	(9)	(6)%
Equity, royalty and interest income from investees	12	9	3	33%	40	29	11	38%
Interest income	—	1	(1)	(100)%	1	3	(2)	(67)%
EBIT	217	148	69	47%	586	501	85	17%

			Percentage Points				Percentage Points
EBIT as a percentage of total sales	14.2%	12.9%		1.3	13.5%	13.7%		(0.2)
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
In the third quarter of 2017, we completed the Eaton Cummins Automated Transmission Technologies joint venture (ECJV), which was consolidated and included in our Components segment as the automated transmissions business. See Note 11, "ACQUISITION", in the Notes to Condensed Consolidated Financial Statements for additional information.
Sales for our Components segment by business were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	October 1,	October 2,	(Unfavorable)		October 1,	October 2,	(Unfavorable)
In millions	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Emission solutions	$696	$522	$174	33%	$1,986	$1,714	$272	16%
Turbo technologies	297	241	56	23%	891	782	109	14%
Filtration	287	244	43	18%	855	758	97	13%
Fuel systems	184	136	48	35%	530	405	125	31%
Automated transmissions	69	—	69	NM	69	—	69	NM
Total sales	$1,533	$1,143	$390	34%	$4,331	$3,659	$672	18%
____________________________________
"NM" - not meaningful information
Sales
Components segment sales for the three months ended October 1, 2017, increased $390 million, across all lines of business, versus the comparable period in 2016. The following were the primary drivers:

•	Emission solutions sales increased $174 million primarily due to stronger market demand for trucks in North America and China and increased sales of products to meet new emission standards in India.

•	Automated transmissions had North American sales of $69 million following the consolidation of the ECJV during August and September.

•	Turbo technologies sales increased $56 million primarily due to higher demand in China and North America.

•	Fuel systems sales increased $48 million primarily due to higher demand in China, North America and Mexico.

•	Filtration sales increased $43 million primarily due to higher demand in North America, Australia and Eastern Europe.

Components segment sales for the nine months ended October 1, 2017, increased $672 million, across all lines of business, versus the comparable period in 2016. The following were the primary drivers:

•	Emission solutions sales increased $272 million primarily due to stronger market demand for trucks in North America and China and increased sales of products to meet new emission standards in India.

•	Fuel systems sales increased $125 million primarily due to higher demand in China and Mexico.

•	Turbo technologies sales increased $109 million primarily due to higher demand in China and North America.

•	Filtration sales increased $97 million primarily due to higher demand in North America, Australia, China and Eastern Europe.

•	Automated transmissions had North American sales of $69 million following consolidation of the ECJV during August and September.
These increases were partially offset by unfavorable foreign currency fluctuations (primarily in the Chinese renminbi and British pound).
EBIT
Components segment EBIT for the three months ended October 1, 2017, increased $69 million versus the comparable period in 2016, as higher gross margin was partially offset by increased selling, general and administrative expenses and higher research, development and engineering expenses.
Components segment EBIT for the nine months ended October 1, 2017, increased $85 million versus the comparable period in 2016 primarily due to higher gross margin and increased equity, royalty and interest income from investees, partially offset by higher selling, general and administrative expenses. Major components of EBIT and related changes to EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Nine months ended
	October 1, 2017 vs. October 2, 2016			October 1, 2017 vs. October 2, 2016
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of total sales	Amount	Percent	Percentage point change as a percent of total sales
Gross margin	$94	34%	—	$122	14%	(0.9)
Selling, general and administrative expenses	(30)	(34)%	—	(64)	(24)%	(0.3)
Research, development and engineering expenses	(9)	(17)%	0.6	(9)	(6)%	0.5
Equity, royalty and interest income from investees	3	33%	—	11	38%	0.1
The increase in gross margin for the three months ended October 1, 2017, versus the comparable period in 2016, was primarily due to higher volumes, lower material costs and improved leverage, partially offset by higher warranty costs driven by campaigns and increased variable compensation expense. The increase in selling, general and administrative expenses was primarily due to higher compensation expense, especially variable compensation expense and expenses related to the new ECJV. The increase in research, development and engineering expenses was primarily due to higher variable compensation expense.
The increase in gross margin for the nine months ended October 1, 2017, versus the comparable period in 2016, was primarily due to higher volumes, lower material costs and improved leverage, partially offset by unfavorable pricing in North America, higher warranty costs driven by campaigns and changes in estimates and increased variable compensation expense. The increase in selling, general and administrative expenses was primarily due to higher compensation expense, especially variable compensation expense, and expenses related to the new ECJV. The increase in research, development and engineering expenses was primarily due to higher variable compensation expense. The increase in equity, royalty and interest income from investees was primarily due to higher earnings at Dongfeng Cummins Emission Solutions Co., Ltd., Shanghai Fleetguard Filter Co. and Fleetguard Filtration Systems India Pvt.

Power Systems Segment Results
Financial data for the Power Systems segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	October 1,	October 2,	(Unfavorable)		October 1,	October 2,	(Unfavorable)
In millions	2017	2016	Amount	Percent	2017	2016	Amount	Percent
External sales (1)	$615	$509	$106	21%	$1,717	$1,509	$208	14%
Intersegment sales (1)	441	347	94	27%	1,238	1,076	162	15%
Total sales	1,056	856	200	23%	2,955	2,585	370	14%
Depreciation and amortization	30	29	(1)	(3)%	87	87	—	—%
Research, development and engineering expenses	61	44	(17)	(39)%	161	141	(20)	(14)%
Equity, royalty and interest income from investees	14	8	6	75%	40	29	11	38%
Interest income	1	1	—	—%	2	4	(2)	(50)%
EBIT	81	59	22	37%	199	195	4	2%

			Percentage Points				Percentage Points
EBIT as a percentage of total sales	7.7%	6.9%		0.8	6.7%	7.5%		(0.8)
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
In the first quarter of 2017, our Power Systems segment reorganized its product lines to better reflect how the segment is managed. Prior year sales were reclassified to reflect these changes. Sales for our Power Systems segment by product line were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	October 1,	October 2,	(Unfavorable)		October 1,	October 2,	(Unfavorable)
In millions	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Power generation	$580	$543	$37	7%	$1,676	$1,663	$13	1%
Industrial	385	235	150	64%	1,013	686	327	48%
Generator technologies	91	78	13	17%	266	236	30	13%
Total sales	$1,056	$856	$200	23%	$2,955	$2,585	$370	14%
High-horsepower unit shipments by engine classification were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	October 1,	October 2,	(Unfavorable)		October 1,	October 2,	(Unfavorable)
Units	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Power generation	2,200	2,000	200	10%	6,200	6,000	200	3%
Industrial	1,600	1,000	600	60%	4,600	3,100	1,500	48%
Total engine shipments	3,800	3,000	800	27%	10,800	9,100	1,700	19%
Sales
Power Systems segment sales for the three months ended October 1, 2017, increased $200 million versus the comparable period in 2016. The following were the primary drivers:

•
Industrial sales increased $150 million principally due to higher demand in global mining markets, especially in North America, Europe and China, oil and gas markets in North America and marine markets in North America.

•	Power generation sales increased $37 million primarily due to higher demand in Western Europe, China and North America, partially offset by lower demand in the Middle East and Africa.
Power Systems segment sales for the nine months ended October 1, 2017, increased $370 million versus the comparable period in 2016. The following were the primary drivers:

•	Industrial sales increased $327 million primarily due to higher demand in global mining markets in Europe, North America and China and oil and gas markets in North America.

•	Generator technologies sales increased $30 million primarily due to higher demand in Western Europe and China.
These increases were partially offset by unfavorable foreign currency fluctuations that negatively impacted sales (primarily due to the British pound).
EBIT
Power Systems segment EBIT for the three months ended October 1, 2017, increased $22 million versus the comparable period in 2016 primarily due to higher gross margin and equity, royalty and interest income from investees, partially offset by increased selling, general and administrative expenses and higher research, development and engineering expenses.
Power Systems segment EBIT for the nine months ended October 1, 2017, increased $4 million versus the comparable period in 2016 primarily due to higher gross margin and equity, royalty and interest income from investees, partially offset by increased selling, general and administrative expenses and higher research, development and engineering expenses. Major components of EBIT and related changes to EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Nine months ended
	October 1, 2017 vs. October 2, 2016			October 1, 2017 vs. October 2, 2016
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of total sales	Amount	Percent	Percentage point change as a percent of total sales
Gross margin	$49	25%	0.3	$49	8%	(1.2)
Selling, general and administrative expenses	(18)	(18)%	0.5	(29)	(10)%	0.4
Research, development and engineering expenses	(17)	(39)%	(0.7)	(20)	(14)%	0.1
Equity, royalty and interest income from investees	6	75%	0.4	11	38%	0.3
The increase in gross margin for the three months ended October 1, 2017, versus the comparable period in 2016, was primarily due to increased volumes, partially offset by unfavorable mix, higher variable compensation expense and increased material costs. The increase in selling, general and administrative expenses was primarily due to higher compensation expense, especially variable compensation expense. The increase in research, development and engineering expenses was primarily due to higher compensation expense, especially variable compensation expense, higher consulting expenses and lower expense recovery. The increase in equity, royalty and interest income from investees was primarily due to the absence of a joint venture asset impairment recorded in the third quarter of 2016.
The increase in gross margin for the nine months ended October 1, 2017, versus the comparable period in 2016, was primarily due to increased volumes and favorable foreign currency fluctuations (primarily the British pound), partially offset by unfavorable mix, higher warranty cost related to a campaign accrual, increased material costs and higher variable compensation expense. The increase in selling, general and administrative expenses was primarily due to higher variable compensation expense and higher consulting expenses. The increase in research, development and engineering expenses was primarily due to higher variable compensation expense, increased project spending and higher consulting expenses. The increase in equity, royalty and interest income from investees was primarily due to the absence of a joint venture asset impairment recorded in the third quarter of 2016.

Reconciliation of Segment EBIT to Net Income Attributable to Cummins Inc.
The table below reconciles the segment information to the corresponding amounts in the Condensed Consolidated Statements of Income:

	Three months ended		Nine months ended
In millions	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
TOTAL SEGMENT EBIT	$618	$392	$1,807	$1,458
Non-segment EBIT (1)	22	6	19	15
TOTAL EBIT	640	398	1,826	1,473
Less: Interest expense	18	16	57	51
INCOME BEFORE INCOME TAXES	622	382	1,769	1,422
Less: Income tax expense	165	82	466	362
CONSOLIDATED NET INCOME	457	300	1,303	1,060
Less: Net income attributable to noncontrolling interest	4	11	30	44
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$453	$289	$1,273	$1,016
____________________________________
(1) Includes intersegment sales, intersegment profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses for the three and nine months ended October 1, 2017 and October 2, 2016.

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

Dollars in millions	October 1, 2017	December 31, 2016
Working capital (1)	$3,298	$3,382
Current ratio	1.57	1.78
Accounts and notes receivable, net	$3,810	$3,025
Days’ sales in receivables	63	61
Inventories	$3,146	$2,675
Inventory turnover	4.9	4.7
Accounts payable (principally trade)	$2,486	$1,854
Days' payable outstanding	53	51
Total debt	$2,255	$1,856
Total debt as a percent of total capital	20.8%	20.6%
____________________________________
(1) Working capital includes cash and cash equivalents.
Cash Flows
Cash and cash equivalents were impacted as follows:

	Nine months ended
In millions	October 1, 2017	October 2, 2016	Change
Net cash provided by operating activities	$1,471	$1,314	$157
Net cash used in investing activities	(786)	(590)	(196)
Net cash used in financing activities	(600)	(1,045)	445
Effect of exchange rate changes on cash and cash equivalents	85	(139)	224
Net increase (decrease) in cash and cash equivalents	$170	$(460)	$630

Net cash provided by operating activities increased $157 million for the nine months ended October 1, 2017, versus the comparable period in 2016, primarily due to higher consolidated net income, favorable translation and hedging activities and lower working capital levels, partially offset by higher equity in income of investees. During the first nine months of 2017, the lower working capital requirements resulted in a cash outflow of $215 million compared to a cash outflow of $302 million in the comparable period in 2016.
Net cash used in investing activities increased $196 million for the nine months ended October 1, 2017, versus the comparable period in 2016, primarily due to the acquisition of Eaton Cummins Automated Transmission Technologies for $600 million, partially offset by lower net investments in marketable securities of $268 million, higher proceeds from the disposal of property, plant and equipment of $93 million and higher cash flows from derivatives not designated as hedges of $73 million.
Net cash used in financing activities decreased $445 million for the nine months ended October 1, 2017, versus the comparable period in 2016, primarily due to lower repurchases of common stock of $354 million and lower payments on borrowings and capital lease obligations of $118 million, partially offset by lower proceeds from borrowings of $107 million.
The effect of exchange rate changes on cash and cash equivalents for the nine months ended October 1, 2017, versus the comparable period in 2016, increased $224 million primarily due to the British pound, which increased cash and cash equivalents by $198 million.

Sources of Liquidity
We generate significant ongoing cash flow. Cash provided by operations is our principal source of liquidity with $1.5 billion provided in the nine months ended October 1, 2017.
At October 1, 2017, our sources of liquidity included:

	October 1, 2017
In millions	Total	U.S.	International	Primary location of international balances
Cash and cash equivalents	$1,290	$297	$993	U.K., Singapore, China, Canada, Belgium, Australia
Marketable securities (1)	154	42	112	India
Total	$1,444	$339	$1,105
Available credit capacity
Revolving credit facility (2)	$2,236
International and other uncommitted domestic credit facilities (3)	$188
____________________________________
(1) The majority of marketable securities could be liquidated into cash within a few days.
(2) The five-year credit facility for $1.75 billion and the 364-day credit facility for $1.0 billion, maturing November 2020 and September 2018 respectively, are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. At October 1, 2017, we had $514 million of commercial paper outstanding, which effectively reduced the available capacity under our revolving credit facility to $2.24 billion.
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
Debt Facilities and Other Sources of Liquidity
On September 5, 2017, we entered into a 364-day credit facility that allows us to borrow up to $1 billion of additional unsecured funds at any time through September 2018.
We have access to credit facilities that total $2.75 billion, including the new 364-day facility and the $1.75 billion facility that expires on November 13, 2020. We intend to maintain credit facilities of a similar aggregate amount by renewing or replacing these facilities before expiration. Revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings, letters of credit and general corporate purposes.
We can issue up to $1.75 billion of unsecured short-term promissory notes ("commercial paper") pursuant to our board authorized commercial paper programs. The programs facilitate the private placement of unsecured short-term debt through third party brokers. We intend to use the net proceeds from the commercial paper borrowings for general corporate purposes.
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
Uses of Cash
Stock Repurchases
In December 2016, our Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon completion of the 2015 repurchase plan. In the first nine months of 2017, we made the following purchases under the 2015 stock repurchase program:

In millions, except per share amounts	Shares Purchased	Average Cost Per Share	Total Cost of Repurchases	Remaining Authorized Capacity (1)
April 2	0.3	$151.32	$51	$445
July 2	0.5	153.95	69	376
October 1	1.7	155.05	271	105
Total	2.5	154.36	$391
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
Dividends
In July 2017, our Board of Directors authorized an increase to our quarterly dividend of 5.4 percent from $1.025 per share to $1.08 per share. We paid dividends of $522 million during the nine months ended October 1, 2017.
Acquisition
In April 2017, we entered into an agreement to form a joint venture with Eaton Corporation PLC (Eaton), which closed on July 31, 2017 (the acquisition date). We purchased a 50 percent interest in the new venture named Eaton Cummins Automated Transmission Technologies for $600 million in cash. In addition, each partner contributed $20 million for working capital. The joint venture will design, assemble, sell and support medium-duty and heavy-duty automated transmissions for the commercial vehicle market, including new product launches. We consolidated the results of the joint venture in our Components segment as we have a majority voting interest in the venture by virtue of a tie-breaking vote on the joint venture's board of directors. We do not expect this new venture to have a significant impact on our consolidated results in 2017. See Note 11 "ACQUISITION," to the Condensed Consolidated Financial Statements for additional information.
Capital Expenditures
Capital expenditures, including spending on internal use software, for the nine months ended October 1, 2017, were $341 million compared to $354 million in the comparable period in 2016. We continue to invest in new product lines and targeted capacity expansions. We plan to spend between $500 million and $530 million in 2017 on capital expenditures as we continue with product launches and facility improvements. Approximately 50 percent of our capital expenditures are expected to be invested outside of the U.S. in 2017.
Pensions
Our global pension plans, including our unfunded and non-qualified plans, were 110 percent funded at December 31, 2016. Our U.S. qualified plans, which represent approximately 56 percent of the worldwide pension obligation, were 118 percent funded and our U.K. plans were 121 percent funded. The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans. In the first nine months of 2017, the investment return on our U.S. pension trust was 9.7 percent while our U.K. pension trust return was 0.2 percent. Approximately 76 percent of our pension plan assets are held in highly liquid investments such as fixed income and equity securities. The remaining 24 percent of our plan assets are held in less liquid, but market valued investments, including real estate, private equity, venture capital, opportunistic credit and insurance contracts. We anticipate making additional defined benefit pension contributions during the remainder of 2017 of $10 million for our U.S. and U.K. pension plans. Approximately $134 million of the estimated $135 million of U.S. and U.K. pension contributions for the full year are voluntary. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2017 net periodic pension cost to approximate $83 million.
Current Maturities of Short and Long-Term Debt
We had $514 million of commercial paper outstanding at October 1, 2017, that matures in less than one year. The maturity schedule of our existing long-term debt does not require significant cash outflows in the intermediate term. Required annual principal payments range from $6 million to $59 million over the next five years (including the remainder of 2017). See Note 7 "DEBT," to the Condensed Consolidated Financial Statements for additional information.
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
A discussion of our critical accounting estimates may be found in the “Management’s Discussion and Analysis” section of our 2016 Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.” Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first nine months of 2017.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended October 1, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 3 - August 6	—	$—	—	37,707
August 7 - September 3	1,741,037	155.07	1,740,194	41,303
September 4 - October 1	3,743	158.81	2,600	40,360
Total	1,744,780	155.08	1,742,794
____________________________________
(1)  Shares purchased represent shares under our Key Employee Stock Investment Plan established in 1969 (there is no maximum repurchase limitation in this plan) and our Board of Directors authorized share repurchase programs.
(2)  These values reflect the sum of shares held in loan status under our Key Employee Stock Investment Plan. The repurchase programs authorized by the Board of Directors do not limit the number of shares that may be purchased and were excluded from this column. The dollar value remaining available for future purchases under such programs as of October 1, 2017, was $1.1 billion.
In December 2016, our Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon completion of the 2015 repurchase plan. During the three months ended October 1, 2017, we repurchased $271 million of common stock under the 2015 Board of Directors authorized plan.

During the three months ended October 1, 2017, we repurchased 1,986 shares from employees in connection with the Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock on an installment basis up to an established credit limit. Loans are issued for five-year terms at a fixed interest rate established at the date of purchase and may be refinanced after their initial five-year period for an additional five-year period. Participants must hold shares for a minimum of six months from date of purchase. If the shares are sold before the loan is paid off, the employee must wait six months before another share purchase may be made. We hold participants’ shares as security for the loans and would, in effect repurchase shares if the participant defaulted in repayment of the loan. There is no maximum amount of shares that we may purchase under this plan.
ITEM 3.  Defaults Upon Senior Securities
Not applicable.
ITEM 4.  Mine Safety Disclosures
Not applicable.
ITEM 5.  Other Information
Not applicable.
ITEM 6. Exhibits
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.
CUMMINS INC.
EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	By-Laws, as amended and restated effective as of May 9, 2017 (filed herewith)
10.1
364-Day Credit Agreement, dated as of September 5, 2017, by and among Cummins Inc., the subsidiary borrowers referred to therein, the Lenders and Agents party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Cummins Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2017)(File No.001-04949)).

12	Calculation of Ratio of Earnings to Fixed Charges.
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cummins Inc.
Date:	October 31, 2017

	By:	/s/ PATRICK J. WARD	By:	/s/ CHRISTOPHER C. CLULOW
		Patrick J. Ward		Christopher C. Clulow
		Vice President and Chief Financial Officer		Vice President-Corporate Controller
		(Principal Financial Officer)		(Principal Accounting Officer)