Form 10-K
period 2017-12-31
CUMMINS INC
filed 2018-02-14
CIK 26172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates was approximately $27.2 billion at July 2, 2017. This value includes all shares of the registrant's common stock, except for treasury shares.
As of February 2, 2018, there were 165,683,334 shares outstanding of $2.50 par value common stock.
Documents Incorporated by Reference
Portions of the registrant's definitive Proxy Statement for its 2018 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission on Schedule 14A within 120 days after the end of 2017, will be incorporated by reference in Part III of this Form 10-K to the extent indicated therein upon such filing.

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
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION
Certain parts of this annual report contain forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that are based on current expectations, estimates and projections about the industries in which we operate and management’s beliefs and assumptions. Forward-looking statements are generally accompanied by words such as "anticipates," "expects," "forecasts," "intends," "plans," "believes," "seeks," "estimates," "could," "should" or words of similar meaning. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which we refer to as "future factors," which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Some future factors that could cause our results to differ materially from the results discussed in such forward-looking statements are discussed below and shareholders, potential investors and other readers are urged to consider these future factors carefully in evaluating forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. Future factors that could affect the outcome of forward-looking statements include the following:

•	a sustained slowdown or significant downturn in our markets;

•	changes in the engine outsourcing practices of significant customers;

•	the development of new technologies that reduce demand for our current products and services;

•	any significant additional problems in our engine platforms or aftertreatment systems;

•	product recalls;

•	lower than expected acceptance of new or existing products or services;

•	a slowdown in infrastructure development and/or depressed commodity prices;

•	unpredictability in the adoption, implementation and enforcement of emission standards around the world;

•	the actions of, and income from, joint ventures and other investees that we do not directly control;

•	changes in taxation;

•	exposure to potential security breaches or other disruptions to our information technology systems and data security;

•	a major customer experiencing financial distress;

•	our plan to reposition our portfolio of product offerings through exploring strategic acquisitions and divestitures and related uncertainties of entering such transactions;

•	supply shortages and supplier financial risk, particularly from any of our single-sourced suppliers;

•	competitor activity;

•	increasing competition, including increased global competition among our customers in emerging markets;

•	policy changes in international trade;

•	foreign currency exchange rate changes;

•	variability in material and commodity costs;

•	failure to realize expected results from our investment in Eaton Cummins Automated Transmission Technologies joint venture;

•	political, economic and other risks from operations in numerous countries;

•	global legal and ethical compliance costs and risks;

•	aligning our capacity and production with our demand;

•	product liability claims;

•	increasingly stringent environmental laws and regulations;

•	future bans or limitations on the use of diesel-powered vehicles;

•	the price and availability of energy;

•	the performance of our pension plan assets and volatility of discount rates;

•	labor relations;

•	changes in accounting standards;

•	our sales mix of products;

•	protection and validity of our patent and other intellectual property rights;

•	technological implementation and cost/financial risks in our increasing use of large, multi-year contracts;

•	the outcome of pending and future litigation and governmental proceedings;

•	continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support our future business; and

•	other risk factors described in Item 1A under the caption "Risk Factors."
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

PART I
ITEM 1.    Business
OVERVIEW
We were founded in 1919 as Cummins Engine Company, a corporation in Columbus, Indiana and one of the first diesel engine manufacturers. In 2001, we changed our name to Cummins Inc. We are a global power leader that designs, manufactures, distributes and services diesel and natural gas engines and engine-related component products, including filtration, aftertreatment, turbochargers, fuel systems, controls systems, air handling systems, transmissions and electric power generation systems. We sell our products to original equipment manufacturers (OEMs), distributors and other customers worldwide. We serve our customers through a network of approximately 500 wholly-owned and independent distributor locations and over 7,500 dealer locations in more than 190 countries and territories.
OPERATING SEGMENTS
We have four complementary operating segments: Engine, Distribution, Components and Power Systems. These segments share technology, customers, strategic partners, brand recognition and our distribution network in order to compete more efficiently and effectively in their respective markets. In each of our operating segments, we compete worldwide with a number of other manufacturers and distributors that produce and sell similar products. Our products compete primarily on the basis of performance, fuel economy, speed of delivery, quality, customer support and price. Financial information about our operating segments, including geographic information, is incorporated by reference from Note 21, "OPERATING SEGMENTS," to our Consolidated Financial Statements.
Engine Segment
Engine segment sales and earnings before interest and taxes (EBIT) as a percentage of consolidated results were:

	Years ended December 31,
	2017	2016	2015
Percent of consolidated net sales(1)	34%	35%	36%
Percent of consolidated EBIT(1)	40%	35%	30%
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
Our Engine segment is organized by engine displacement size and serves these end-user markets:

•
Heavy-duty truck - We manufacture diesel and natural gas engines that range from 310 to 605 horsepower serving global heavy-duty truck customers worldwide, primarily in North America, China, Latin America and Australia.

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

•
Light-duty automotive (Pickup and Light Commercial Vehicle (LCV)) - We manufacture 105 to 385 horsepower diesel engines, including engines for the pickup truck market for Fiat Chrysler Automobiles (Fiat Chrysler) and Nissan in North America, and LCV markets in Europe, Latin America and China.

•
Off-highway - We manufacture diesel engines that range from 48 to 715 horsepower to key global markets including mining, marine, rail, oil and gas, defense, agriculture and construction equipment and also to the power generation business for standby, mobile and distributed power generation solutions throughout the world.

The principal customers of our heavy-duty truck engines include truck manufacturers such as PACCAR Inc. (PACCAR), Navistar International Corporation (Navistar) and Daimler Trucks North America (Daimler). The principal customers of our medium-duty truck engines include truck manufacturers such as Daimler, PACCAR and Navistar. We sell our industrial engines to manufacturers of construction, agricultural and marine equipment, including Hyundai, Xuzhou Construction Machinery Group, Komatsu, John Deere and Wirtgen. The principal customers of our light-duty on-highway engines are Fiat Chrysler, Nissan and manufacturers of RVs.
In the markets served by our Engine segment, we compete with independent engine manufacturers as well as OEMs who manufacture engines for their own products. Our primary competitors in North America are Daimler, Caterpillar Inc. (CAT), Volvo Powertrain, Ford Motor Company (Ford), PACCAR and Hino Power. Our primary competitors in international markets vary from country to country, with local manufacturers generally predominant in each geographic market. Other engine manufacturers in international markets include Weichai Power Co. Ltd., Volvo AB (Volvo), Daimler AG, Volkswagen AG, MAN Nutzfahrzeuge AG (MAN), Scania AB, Fiat Power Systems, Guangxi Yuchai Group, Rolls-Royce Power Systems AG, CAT, Yanmar Co., Ltd. and Deutz AG.
Distribution Segment
Distribution segment sales and EBIT as a percentage of consolidated results were:

	Years ended December 31,
	2017	2016	2015
Percent of consolidated net sales(1)	27%	28%	26%
Percent of consolidated EBIT(1)	16%	20%	20%
___________________________________________________________
(1) Measured before intersegment eliminations
Our Distribution segment consists of 28 wholly-owned and 10 joint venture distributors that service and distribute the full range of our products and services to end-users at approximately 450 locations in over 90 distribution territories. Our wholly-owned distributors are located in key markets, including North America, Australia, Europe, China, Africa, Russia, Japan, Brazil, Singapore and Central America, while our joint venture distributors are located in key markets, including South America, the Middle East, India, Thailand and Singapore.
In the first quarter of 2017, our Distribution segment reorganized its regions to align with how the segment is managed. The Distribution segment consists of the following product lines which service and/or distribute the full range of our products and services:

•	Parts;

•	Engines;

•	Power generation and

•	Service.
The Distribution segment is organized into eight primary geographic regions:

•	North America;

•	Asia Pacific;

•	Europe;

•	Africa and Middle East;

•	China;

•	India;

•	Latin America and

•	Russia.
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
The distribution segment is responsible for managing the operations of our wholly-owned and partially owned distributors as well as our relationships with independent distributors. Our Distribution segment serves a highly diverse customer base with approximately 38 percent of its 2017 and 2016 sales being generated from new engines and power generation equipment, with its remaining sales generated by parts and service revenue.
Our distributors compete with distributors or dealers that offer similar products. In many cases, these competing distributors or dealers are owned by, or affiliated with the companies that are listed as competitors of our Engine, Components or Power Systems segments. These competitors vary by geographical location.
Components Segment
Components segment sales and EBIT as a percentage of consolidated results were:

	Years ended December 31,
	2017	2016	2015
Percent of consolidated net sales(1)	23%	21%	21%
Percent of consolidated EBIT(1)	32%	32%	34%
___________________________________________________________
(1) Measured before intersegment eliminations
Our Components segment supplies products which complement our Engine and Power Systems segments, including aftertreatment systems, turbochargers, transmissions, filtration products and fuel systems for commercial diesel applications. We manufacture filtration systems for on- and off-highway heavy-duty and medium-duty equipment, and we are a supplier of filtration products for industrial vehicle applications. In addition, we develop aftertreatment systems and turbochargers to help our customers meet increasingly stringent emission standards and fuel systems which have primarily supplied our Engine segment and our joint venture partners Beijing Foton, Dongfeng, Scania and Tata.
In the first quarter of 2017, our Components segment reorganized its reporting structure to move the electronics business out of the emission solutions business and into the fuel systems business to enhance operational, administrative and product development efficiencies. We renamed our fuel systems business to electronics and fuel systems.
In the third quarter of 2017, we formed the Eaton Cummins Automated Transmission Technologies joint venture (ECJV), which was consolidated and included in our Components segment as the automated transmissions business. See Note 18, "ACQUISITIONS", in the Notes to our Consolidated Financial Statements for additional information.
Our Components segment is organized around the following businesses:

•
Emission solutions - We are a global leader in designing, manufacturing and integrating aftertreatment technology and solutions for the commercial on- and off-highway light, medium, heavy-duty and high-horsepower engine markets. Aftertreatment is the mechanism used to convert engine emissions of criteria pollutants, such as particulate matter (PM), nitrogen oxides (NOx), carbon monoxide (CO) and unburned hydrocarbons (HC) into harmless emissions. Our products include custom engineering systems and integrated controls, oxidation catalysts, particulate filters, selective catalytic reduction systems and engineered components, including dosers. Our emission solutions business primarily serves markets in North America, Europe, China, India, Brazil, Russia and Australia. We serve both OEM first fit and retrofit customers.

•
Turbo technologies - We design, manufacture and market turbochargers for light-duty, mid-range, heavy-duty and high-horsepower diesel markets with worldwide sales and distribution. We provide critical air handling technologies for engines to meet challenging performance requirements and worldwide emission standards. We primarily serve markets in North America, Europe, China and India.

•
Filtration - We design, manufacture and sell filters, coolant and chemical products. Our filtration business offers over 8,300 products for first fit and aftermarket applications including air filters, fuel filters, fuel water separators, lube filters, hydraulic filters, coolants, fuel additives and other filtration systems to OEMs, dealers/distributors and end users. We support a wide customer base in a diverse range of markets including on- and off-highway segments such as oil and gas, agriculture, mining, construction, power generation, marine and industrial markets. We produce and sell globally recognized Fleetguard® branded products in over 160 countries including countries in North America, Europe, South America, Asia and Africa. Fleetguard products are available through thousands of distribution points worldwide.

•
Electronics and fuel systems - We design and manufacture new, replacement and remanufactured fuel systems primarily for heavy-duty on-highway diesel engine applications, as well as develop and supply electronic control modules (ECMs), sensors and harnesses for the on-highway, off-highway and power generation applications.We primarily serve markets in North America, China, India and Europe.

•
Automated transmissions - We develop and supply automated transmissions to the heavy-duty and medium-duty commercial vehicle markets. Formed in 2017, the Eaton Cummins Automated Transmission Technologies joint venture is a consolidated 50/50 joint venture between Cummins Inc. and Eaton Corporation Plc. and primarily serves the North American market.

Customers of our Components segment generally include our Engine, Distribution and Power Systems segments, truck manufacturers and other OEMs, many of which are also customers of our Engine segment, such as PACCAR, Daimler, Navistar, Volvo, Komatsu, Scania, Fiat Chrysler and other manufacturers that use our components in their product platforms.
Our Components segment competes with other manufacturers of aftertreatment systems, filtration, turbochargers and fuel systems. Our primary competitors in these markets include Robert Bosch GmbH, Donaldson Company, Inc., Parker Hannifin Corporation, Mann+Hummel Group, Honeywell International, Borg-Warner Inc., Tenneco Inc., Eberspacher Holding GmbH & Co. KG and Denso Corporation.
Power Systems Segment
Power Systems segment sales and EBIT as a percentage of consolidated results were:

	Years ended December 31,
	2017	2016	2015
Percent of consolidated net sales(1)	16%	16%	17%
Percent of consolidated EBIT(1)	12%	13%	16%
___________________________________________________________
(1) Measured before intersegment eliminations
In the first quarter of 2017, our Power Systems segment reorganized its product lines to better reflect how the segment is managed. Our Power Systems segment is organized around the following product lines:

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

This segment continuously explores emerging technologies and provides integrated power generation products. We use our own research and development capabilities as well as those of our business partnerships to develop cost-effective and environmentally sound power solutions.

Our customer base for our Power Systems offerings is highly diversified, with customer groups varying based on their power needs. India, China, the United Kingdom (U.K.), Western Europe, Latin America and the Middle East are our largest geographic markets outside of North America.
In the markets served by our Power Systems segment, we compete with independent engine manufacturers as well as OEMs who manufacture engines for their own products. We compete with a variety of engine manufacturers and generator set assemblers across the world. Our primary competitors are CAT, MTU Friedrichshafen GmbH (MTU) and Kohler/SDMO (Kohler Group), but we also compete with GE Jenbacher, FG Wilson (CAT group), Tognum (MTU group), Generac, Mitsubishi (MHI) and numerous regional generator set assemblers. Our alternator business competes globally with Marathon Electric and Meccalte, among others.
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
Our equity income from these investees was as follows:

	Years ended December 31,
In millions	2017			2016		2015
Distribution entities
Komatsu Cummins Chile, Ltda.	$30		10%	$34	13%	$31	11%
North American distributors	—		—%	21	8%	33	12%
All other distributors	(1)		—%	—	—%	3	1%
Manufacturing entities
Beijing Foton Cummins Engine Co., Ltd.	94		30%	52	20%	62	23%
Dongfeng Cummins Engine Company, Ltd.	73		24%	46	18%	51	19%
Chongqing Cummins Engine Company, Ltd.	41		13%	38	15%	41	15%
Dongfeng Cummins Emission Solutions Co., Ltd.	13		4%	9	3%	6	2%
Shanghai Fleetguard Filter Co., Ltd.	12		4%	10	4%	10	4%
Cummins Westport, Inc.	9	(1)	3%	11	4%	18	7%
All other manufacturers	37	(1)	12%	39	15%	18	6%
Cummins share of net income(2)	$308		100%	$260	100%	$273	100%
___________________________________________________________
(1) U.S. tax legislation passed in December 2017 decreased our equity earnings at certain equity investees, including a $7 million unfavorable impact to Cummins Westport, Inc. due to the remeasurement of deferred taxes and a $32 million unfavorable impact to "All other manufacturers" due to withholding tax adjustments on foreign earnings. See Note 2, "INCOME TAXES," to our Consolidated Financial Statements for additional information.
(2) This total represents our share of net income of our equity investees and is exclusive of royalties and interest income from our equity investees. To see how this amount reconciles to "Equity, royalty and interest income from investees" in the Consolidated Statements of Income, see Note 3, "INVESTMENTS IN EQUITY INVESTEES," to our Consolidated Financial Statements for additional information.

Distribution Entities

•
Komatsu Cummins Chile, Ltda. - Komatsu Cummins Chile, Ltda. is a joint venture with Komatsu America Corporation. The joint venture is a distributor that offers the full range of our products and services to customers and end-users in Chile and Peru.

•	North American Distributors - During 2016, we acquired the remaining interest in the final unconsolidated North American distributor joint venture.
See further discussion of our distribution network under the Distribution segment section above.
Manufacturing Entities
Our manufacturing joint ventures have generally been formed with customers and generally are intended to allow us to increase our market penetration in geographic regions, reduce capital spending, streamline our supply chain management and develop technologies. Our largest manufacturing joint ventures are based in China and are included in the list below. Our engine manufacturing joint ventures are supplied by our Components segment in the same manner as it supplies our wholly-owned Engine segment and Power Systems segment manufacturing facilities. Our Components segment joint ventures and wholly owned entities provide fuel systems, filtration, aftertreatment systems, turbocharger products and transmissions that are used with our engines as well as some competitors' products. The results and investments in our joint ventures in which we have 50 percent or less ownership interest are included in “Equity, royalty and interest income from investees” and “Investments and advances related to equity method investees” in our Consolidated Statements of Income and Consolidated Balance Sheets, respectively.

•
Beijing Foton Cummins Engine Co., Ltd. - Beijing Foton Cummins Engine Co., Ltd. is a joint venture in China with Beiqi Foton Motor Co., Ltd., a commercial vehicle manufacturer, which consists of two distinct lines of business, a light-duty business and a heavy-duty business. The light-duty business produces our families of ISF 2.8 liter to 4.5 liter high performance light-duty diesel engines in Beijing. These engines are used in light-duty commercial trucks, pickup trucks, buses, multipurpose and sport utility vehicles with main markets in China, Brazil and Russia. Certain types of marine, small construction equipment and industrial applications are also served by these engine families. The heavy-duty business produces ISG 10.5 liter and ISG 11.8 liter families of our high performance heavy-duty diesel engines in Beijing. These engines are used in heavy-duty commercial trucks in China and will be used by Cummins either directly sourced from China and/or locally assembled in other markets. Certain types of construction equipment and industrial applications are also served by these engine families.

•
Dongfeng Cummins Engine Company, Ltd. - Dongfeng Cummins Engine Company, Ltd. (DCEC) is a joint venture in China with Dongfeng Automotive Co. Ltd., a subsidiary of Dongfeng Motor Corporation, one of the largest medium-duty and heavy-duty truck manufacturers in China. DCEC produces Cummins 3.9 to 13-liter mechanical engines, full-electric diesel engines, with a power range from 80 to 680 horsepower, and natural gas engines.

•
Chongqing Cummins Engine Company, Ltd. - Chongqing Cummins Engine Company, Ltd. is a joint venture in China with Chongqing Machinery and Electric Co. Ltd. This joint venture manufactures several models of our heavy-duty and high-horsepower diesel engines, primarily serving the industrial and stationary power markets in China.

•
Dongfeng Cummins Emission Solutions Co., Ltd. - Dongfeng Cummins Emission Solutions Co. Ltd. is a joint venture in China with Dongfeng Industrial Company, a subsidiary of Dongfeng Motor Group Company Limited, a manufacturer of numerous on-highway vehicles. This joint venture produces, purchases and sells advanced diesel engine aftertreatment solutions to support the full line of Dongfeng's commercial vehicles.

•
Shanghai Fleetguard Filter Co., Ltd. - Shanghai Fleetguard Filter Co. Ltd. is a joint venture in China with Dongfeng Motor Co., Ltd., a manufacturer of numerous on-highway vehicles. This joint venture produces and sells filters and filter parts to support the full line of Dongfeng's commercial vehicles.

•
Cummins Westport, Inc. - Cummins Westport Inc. is a joint venture in Canada with Westport Innovations Inc. to market and sell automotive spark-ignited natural gas engines worldwide and to participate in joint technology projects on low-emission technologies.

Non-Wholly-Owned Subsidiary
We have a controlling interest in Cummins India Ltd. (CIL), which is a publicly listed company on various stock exchanges in India. CIL produces mid-range, heavy-duty and high-horsepower diesel engines, generators for the Indian and export markets and natural gas spark-ignited engines for power generation, automotive and industrial applications. CIL also has distribution and power generation operations.
In the third quarter of 2017, we formed the Eaton Cummins Automated Transmission Technologies joint venture, which was consolidated and included in our Components segment as the automated transmissions business. See Note 18, "ACQUISITIONS", to the Consolidated Financial Statements for additional information.

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
We use a category strategy process (a process designed to create the most value for the company) that reviews our long-term needs and guides decisions on what we make internally and what we purchase externally. For the items we decide to purchase externally, the strategies also identify the suppliers we should partner with long-term to provide the best technology, the lowest total cost and highest supply chain performance. We design and/or manufacture our strategic components used in or with our engines and power generation units, including cylinder blocks and heads, turbochargers, connecting rods, camshafts, crankshafts, filters, alternators, electronic and emissions controls, and fuel systems. We source externally purchased material and manufactured components from leading global suppliers. Many key suppliers are managed through long-term supply agreements that assure capacity, delivery, quality and cost requirements are met over an extended period. Approximately 20 percent of the direct material in our product designs are single sourced to external suppliers. We have an established sourcing strategy and supplier management process to evaluate and mitigate risk. These processes are leading us to determine our need for dual sourcing and increase our use of dual and parallel sources to minimize risk and increase supply chain responsiveness. Our current target for dual and parallel sourcing is approximately 90 percent of our direct material spend. As of December 31, 2017, our analysis indicates that we have approximately 80 percent of direct material spend with dual or parallel sources or 89 percent of our target.
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
LARGEST CUSTOMERS
We have thousands of customers around the world and have developed long-standing business relationships with many of them. PACCAR is our largest customer, accounting for 14 percent of our consolidated net sales in 2017, 13 percent in 2016 and 15 percent in 2015. We have long-term supply agreements with PACCAR for our heavy-duty ISX 15 liter and ISX 11.9 liter engines and our mid-range ISL 9 liter engine. While a significant number of our sales to PACCAR are under long-term supply agreements, these agreements provide for particular engine requirements for specific vehicle models and not a specific volume of engines. PACCAR is our only customer accounting for more than 10 percent of our net sales in 2017. The loss of this customer or a significant decline in the production level of PACCAR vehicles that use our engines would have an adverse effect on our results of operations and financial condition. We have been an engine supplier to PACCAR for 73 years. A summary of principal customers for each operating segment is included in our segment discussion.
In addition to our agreement with PACCAR, we have long-term heavy-duty engine supply agreements with Daimler and Navistar and a long-term mid-range supply agreement with Daimler. We also have an agreement with Fiat Chrysler to supply engines for its Ram trucks. Collectively, our net sales to these four customers, including PACCAR, were 33 percent of our consolidated net sales in 2017, 33 percent in 2016 and 36 percent in 2015. Excluding PACCAR, net sales to any single customer were less than 7 percent of our consolidated net sales in 2017, less than 7 percent in 2016 and less than 9 percent in 2015. These agreements contain standard purchase and sale agreement terms covering engine and engine parts pricing, quality and delivery commitments, as well as engineering product support obligations. The basic nature of our agreements with OEM customers is that they are long-term price and operations agreements that help assure the availability of our products to each customer through the duration of the respective agreements. Agreements with most OEMs contain bilateral termination provisions giving either party the right to terminate in the event of a material breach, change of control or insolvency or bankruptcy of the other party.
BACKLOG
We have supply agreements with some truck and off-highway equipment OEMs, however most of our business is transacted through open purchase orders. These open orders are historically subject to month-to-month releases and are subject to cancellation on reasonable notice without cancellation charges and therefore are not considered firm. At December 31, 2017, we did not have any significant backlogs.
RESEARCH AND DEVELOPMENT
In 2017, we continued to invest in future critical technologies and products. We will continue to make investments to improve our current technologies, meet the future emission requirements around the world and improve fuel economy.
Our research and development program is focused on product improvements, product extensions, innovations and cost reductions for our customers. Research and development expenditures include salaries, contractor fees, building costs, utilities, testing, technical IT, administrative expenses and allocation of corporate costs and are expensed, net of contract reimbursements, when incurred. From time to time, we enter into agreements with customers and government agencies to fund a portion of the research and development costs of a particular project. We generally account for these reimbursements as an offset to the related research and development expenditure. Research and development expenses, net of contract reimbursements, were $734 million in 2017, $616 million in 2016 and $718 million in 2015. Contract reimbursements were $137 million in 2017, $131 million in 2016 and $98 million in 2015.
For 2017, 2016 and 2015, approximately $10 million, $77 million and $90 million, or 1 percent, 13 percent and 13 percent, respectively, of our research and development expenditures were directly related to compliance with 2017 U.S. Environmental Protection Agency (EPA) emission standards.
ENVIRONMENTAL SUSTAINABILITY
We adopted our comprehensive environmental sustainability plan in 2014 after examining our entire environmental footprint, focusing on the key areas of water, waste, energy and greenhouse gases (GHG). As the concept and scope of environmental sustainability has matured and broadened, leaders have moved from initially working on environmental impacts within our direct control in our operations to an expanded view of fuel and raw materials that reaches across the entire product life-cycle from design to manufacture to end of life. Our environmental sustainability plan is the way we carry out our priorities, goals and initiatives in our action areas, including reducing our carbon footprint, using fewer natural resources and partnering to solve complex problems.
Our Sustainability Report for 2016/2017 including goal progress and prior reports as well as a Data Book of more detailed environmental data in accordance with the Global Reporting Initiative's Standard core compliance designation are available on our website at www.cummins.com, although such reports and data book are not incorporated into this Form 10-K. We currently have the following environmental sustainability goals and commitments:

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
We continue to articulate our positions on key public policy issues and on a wide range of environmental issues. We are actively engaged with regulatory, industry and other stakeholder groups around the world as GHG and fuel efficiency standards become more prevalent globally. We were named in the Top 25 in Newsweek's 2017 Green Ranking of U.S. companies, while also being named "Best in Industry" in the "Machinery" category for U.S. Companies, as well as named to the Dow Jones North American Sustainability Index for the twelfth consecutive year in 2017 and rated AAA by MSCI ESG Research, included in the “Disclosure Leadership Index” of the Carbon Disclosure Project’s climate report in 2015.
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
Our engines are subject to extensive statutory and regulatory requirements that directly or indirectly impose standards governing emission and noise. Over the past several years we have substantially increased our global environmental compliance presence and expertise to understand and meet emerging product environmental regulations around the world. Our ability to comply with these and future emission standards is an essential element in maintaining our leadership position in regulated markets. We have made, and will continue to make, significant capital and research expenditures to comply with these standards. Our failure to comply with these standards could result in adverse effects on our future financial results.
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
In 2013, we certified to EPA's first ever GHG regulations for on-highway medium- and heavy-duty engines. Additionally, the EPA 2013 regulations added the requirement of on-board diagnostics, which were introduced on the ISX15 in 2010, across the full on-highway product line while maintaining the same near-zero emission levels of NOx and particulate matter required in 2010. On-board diagnostics provide enhanced service capability with standardized diagnostic trouble codes, service tool interface, in-cab warning lamp and service information availability. The new GHG and fuel-efficiency regulations were required for all heavy-duty diesel and natural gas engines beginning in January 2014. Our GHG certification was the first engine certificate issued by the EPA and uses the same proven base engine with the XPI fuel system, variable geometry turbocharger (VGTTM) and Cummins aftertreatment system with DPF and SCR technology. Application of these engines and aftertreatment technologies continues in our products that comply with the 2017 GHG regulations.
The current off-highway emission standards for EPA and EU came into effect between the 2013 - 2015 time frame for all power categories. These engines were designed for Tier 4 / Stage 4 standards and were based on our extensive on-highway experience developing SCR, high pressure fuel systems, DPF and VGTTM. Our products offer low fuel consumption, high torque rise and power output, extended maintenance intervals, reliable and durable operation and a long life to overhaul period, all while meeting the most stringent emission standards in the industrial market. Our off-highway products power multiple applications including construction, mining, marine, agriculture, rail, defense and oil and gas and serves a global customer base.
Other Environmental Statutes and Regulations
Expenditures for environmental control activities and environmental remediation projects at our facilities in the U.S. have not been a substantial portion of our annual expenses and are not expected to be material in 2018. We believe we are in compliance in all material respects with laws and regulations applicable to our plants and operations.
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
EMPLOYEES
At December 31, 2017, we employed approximately 58,600 persons worldwide. Approximately 20,830 of our employees worldwide are represented by various unions under collective bargaining agreements that expire between 2018 and 2022.
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
Our internet site is www.cummins.com. You can access our Investors and Media webpage through our internet site, by clicking on the heading "About" followed by the "Investor Overview" link. We make available, free of charge, on or through our Investors and Media webpage, our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 or the Securities Act of 1933, as amended, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.
We also have a Corporate Governance webpage. You can access our Governance Documents webpage through our internet site, www.cummins.com, by clicking on the heading "About" followed by "Corporate Governance" and then the "Governance Documents" link. Code of Conduct, Committee Charters and other governance documents are included at this site. Our Code of Conduct applies to all employees, regardless of their position or the country in which they work. It also applies to the employees of any entity owned or controlled by us. We will post any amendments to the Code of Conduct and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange LLC (NYSE), on our internet site. The information on our internet site is not incorporated by reference into this report.

EXECUTIVE OFFICERS OF THE REGISTRANT
Following are the names and ages of our executive officers, their positions with us at January 31, 2018 and summaries of their backgrounds and business experience:

Name and Age	Present Cummins Inc. position and year appointed to position	Principal position during the past five years other than Cummins Inc. position currently held
N. Thomas Linebarger (55)	Chairman of the Board of Directors and Chief Executive Officer (2012)
Richard J. Freeland (60)	Director, President and Chief Operating Officer (2014)	Vice President and President— Engine Business (2010-2014)
Sherry A. Aaholm (55)	Vice President—Chief Information Officer (2013)	Executive Vice President, Information Technology, FedEx Services (2006-2013)
Peter W. Anderson (51)	Vice President—Global Supply Chain and Manufacturing (2017)	Principal/Partner, Ernst & Young LLP (2006-2017)
Sharon R. Barner (60)	Vice President—General Counsel (2012)
Steven M. Chapman (63)	Group Vice President—China and Russia (2009)
Christopher C. Clulow (46)	Vice President - Corporate Controller (2017)	Controller, Components Segment (2015-2017) Executive Director—Heavy, Medium and Light Duty Finance (2011-2015)
Jill E. Cook (54)	Vice President—Chief Human Resources Officer (2003)
Tracy A. Embree (44)	Vice President and President— Components Group (2015)	Vice President and President— Turbo Technologies (2012-2014)
Thaddeus B. Ewald (50)	Vice President—Corporate Strategy and Business Development (2010)
Donald G. Jackson (48)	Vice President—Treasurer (2015)	Executive Director—Assistant Treasurer (2013-2015) Vice President—Americas Finance, Hewlett-Packard Co. (2010-2013)
Norbert Nusterer (49)	Vice President and President—Power Systems (2016)	Vice President—New and ReCon Parts (2011-2016)
Mark J. Osowick (50)	Vice President—Human Resources Operations (2014)	Executive Director—Human Resources, Components Segment & India ABO (2010-2014)
Srikanth Padmanabhan (53)	Vice President and President—Engine Business (2016)	Vice President—Engine Business (2014-2016) Vice President and General Manager—Cummins Emission Solutions (2008-2014)
Marya M. Rose (55)	Vice President—Chief Administrative Officer (2011)
Jennifer Rumsey (44)	Vice President—Chief Technical Officer (2015)	Vice President—Engineering, Engine Business (2014-2015) Vice President—Heavy, Medium and Light Duty Engineering (2013-2014) Executive Director—HD Engineering (2010-2013)

Livingston L. Satterthwaite (57)	Vice President and President—Distribution Business (2015)	Vice President and President—Power Generation (2008-2015)
Mark A. Smith (50)	Vice President—Financial Operations (2016)	Vice President—Investor Relations and Business Planning and Analysis (2014-2016) Executive Director—Investor Relations (2011-2014)
Patrick J. Ward (54)	Vice President—Chief Financial Officer (2008)
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
Many of our on- and off-highway markets are cyclical in nature and experience volatility in demand throughout these cycles. Although in 2017 we experienced demand growth in most of our North American and Chinese on-highway markets and certain off-highway markets as well as growth in many of our international markets, if the North American or Chinese markets suffer a significant downturn or if a slower pace of economic growth and weaker demand in our other significant international markets were to occur, depending upon the length, duration and severity of the slowdown, our results of operations, financial condition or cash flows would likely be materially adversely affected.
Our truck manufacturers and OEM customers may discontinue outsourcing their engine supply needs.
Several of our engine customers, including PACCAR, Volvo , Navistar, Fiat Chrysler, Daimler and Dongfeng, are truck manufacturers or OEMs that manufacture engines for some of their own vehicles. Despite their own engine manufacturing abilities, these customers have historically chosen to outsource certain types of engine production to us due to the quality of our engine products, our emission compliance capabilities, our systems integration, their customers' preferences, their desire for cost reductions, their desire for eliminating production risks and their desire to maintain company focus. However, there can be no assurance that these customers will continue to outsource, or outsource as much of, their engine production in the future. In fact, several of these customers have expressed their intention to significantly increase their own engine production and to decrease engine purchases from us. In addition, increased levels of OEM vertical integration could result from a number of factors, such as shifts in our customers' business strategies, acquisition by a customer of another engine manufacturer, the inability of third-party suppliers to meet product specifications and the emergence of low-cost production opportunities in foreign countries. Any significant reduction in the level of engine production outsourcing from our truck manufacturer or OEM customers could have a material adverse effect on our results of operations.
The development of new technologies may materially reduce the demand for our current products and services.
We are investing in new products and technologies, including electrified powertrains, for planned introduction into certain existing and new markets.  Given the early stages of development of some of these new products and technologies, there can be no guarantee of the future market acceptance and investment returns with respect to these planned products.  The increased adoption of electrified powertrains in some market segments could result in lower demand for current diesel or natural gas engines and components and, over time, reduce the demand for related parts and service revenues from diesel or natural gas powertrains. Furthermore, it is possible that we may not be successful in developing segment-leading electrified powertrains and some of our existing customers could choose to develop their own electrified or alternate fuel powertrains, or source from other manufacturers, and any of these factors could materially adversely impact our results of operations, financial condition and cash flows.
The discovery of any significant additional problems with our engine platforms or aftertreatment systems in North America could further materially adversely impact our results of operations, financial condition or cash flows.
During 2017, the CARB and U.S. EPA selected certain of our pre-2013 model year engine systems for additional emissions testing. Some of these engine systems failed CARB and EPA's tests as a result of degradation of an aftertreatment component. We have not been issued an official notice from the CARB or EPA regarding these particular engine systems. We are working with the agencies and will meet with them beginning in the first quarter of 2018, to develop a resolution of these matters. We are developing and testing a variety of solutions to address the technical issues, which could include a combination of calibration changes, service practices and hardware changes.
In addition, we continue to evaluate other engine systems for model years 2010 through 2015 that could potentially be subject to similar aftertreatment component degradation issues.  At the close of 2017, we had not yet determined the impact to other model years or engine systems or the percentage of the engine system populations that could be affected.

Since there are many unresolved variables with respect to these degradation issues, we are not yet able to estimate the financial impact of these matters. It is possible that they could have a material impact on our results of operations in the periods in which these degradation issues are resolved and a solution is determined.
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
Lower-than-anticipated market acceptance of our new or existing products or services, including reductions in demand for diesel engines, could materially adversely impact our results of operations, financial condition or cash flows.
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
A slowdown in infrastructure development and/or depressed commodity prices could adversely affect our business.
Infrastructure development and strong commodity prices have been significant drivers of our historical growth, but as the pace of investment in infrastructure slowed in recent years (especially in China and Brazil), commodity prices were significantly lower and demand for our products in off-highway markets was weak. Weakness in commodities, such as oil, gas and coal, adversely impacted mining industry participants’ demand for vehicles and equipment that contain our engines and other products over the past several years. Although many of our off-highway markets began to recover in 2017, additional deterioration, or renewed weakness, in infrastructure and commodities markets could adversely affect our customers’ demand for vehicles and equipment and could adversely affect our business.
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
For 2017, we recognized $357 million of equity, royalty and interest income from investees, compared to $301 million in 2016. More than half of our equity, royalty and interest income from investees is from three of our 50 percent owned joint ventures in

China - Beijing Foton Cummins Engine Co., Ltd., Dongfeng Cummins Engine Company, Ltd. and Chongqing Cummins Engine Company, Ltd. As a result, although a significant percentage of our net income is derived from these unconsolidated entities, we do not unilaterally control their management or their operations, which puts a substantial portion of our net income at risk from the actions or inactions of these entities. A significant reduction in the level of contribution by these entities to our net income would likely have a material adverse effect on our results of operations and cash flows.
The adoption of new tax legislation, changes in our provisional estimates or exposure to additional income tax liabilities could adversely affect our profitability.
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (Tax Legislation). The estimated effects based upon current interpretation of the Tax Legislation have been incorporated into our financial results. As additional data is prepared and analyzed and as additional clarification and implementation guidance is issued on the new tax law, it may be necessary to adjust the provisional amounts. Any adjustments could have a material impact on provisional amounts. In addition, there is a risk that states or foreign jurisdictions may amend their tax laws in response to the Tax Legislation, which could have a material impact on our future results.
We are subject to income taxes in the U.S. and numerous international jurisdictions. Our income tax provision and cash tax liability in the future could be adversely affected by changes in earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. The carrying value of deferred tax assets, which are predominantly in the U.S., is dependent on our ability to generate future taxable income in the U.S. We are also subject to ongoing tax audits. These audits can involve complex issues, which may require an extended period of time to resolve and can be highly judgmental. Tax authorities may disagree with certain tax reporting positions taken by us and, as a result, assess additional taxes against us. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. The amounts ultimately paid upon resolution of these or subsequent tax audits could be materially different from the amounts previously included in our income tax provision and, therefore, could have a material impact on our tax provision.
We are exposed to, and may be adversely affected by, potential security breaches or other disruptions to our information technology systems and data security.
We rely on the capacity, reliability and security of our information technology systems and data security infrastructure in connection with various aspects of our business activities. We also rely on our ability to expand and continually update these systems and related infrastructure in response to the changing needs of our business. As we implement new systems, they may not perform as expected. We also face the challenge of supporting our older systems and implementing necessary upgrades. In addition, some of these systems are managed by third party service providers and are not under our direct control. If we experience a problem with an important information technology system, including during system upgrades and/or new system implementations, the resulting disruptions could have an adverse effect on our business and reputation. As customers adopt and rely on the cloud-based digital technologies and services we offer, any disruption of the confidentiality, integrity or availability of those services could have an adverse effect on our business and reputation.
The data handled by our information technology systems is vulnerable to security threats. Our operations routinely involve receiving, storing, processing and transmitting sensitive information pertaining to our business, customers, dealers, suppliers, employees and other sensitive matters. Information technology security threats, such as security breaches, computer malware and other "cyber attacks," which are increasing in both frequency and sophistication, could result in unauthorized disclosures of information and create financial liability, subject us to legal or regulatory sanctions, or damage our reputation with customers, dealers, suppliers and other stakeholders. We continuously seek to maintain a robust program of information security and controls, but the impact of a material information technology event could have a material adverse effect on our competitive position, reputation, results of operations, financial condition and cash flow.
Financial distress or a change-in-control of one of our large truck OEM customers could materially adversely impact our results of operations.
We recognize significant sales of engines and components to a few large on-highway truck OEM customers in North America which have been an integral part of our positive business results for several years. If one of our large truck OEM customers experiences financial distress, bankruptcy or a change-in-control, such circumstance could likely lead to significant reductions in our revenues and earnings, commercial disputes, receivable collection issues, and other negative consequences that could have a material adverse impact on our results of operations.

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
During 2017, we single sourced approximately 20 percent of the total types of parts in our product designs, compared to approximately 56 percent in 2016. Any delay in our suppliers' deliveries may adversely affect our operations at multiple manufacturing locations, forcing us to seek alternative supply sources to avoid serious disruptions. Delays may be caused by factors affecting our suppliers, including capacity constraints, labor disputes, economic downturns, availability of credit, the impaired financial condition of a particular supplier, suppliers' allocations to other purchasers, weather emergencies, natural disasters or acts of war or terrorism. Any extended delay in receiving critical supplies could impair our ability to deliver products to our customers and our results of operations.
We face significant competition in the markets we serve.
The markets in which we operate are highly competitive. We compete worldwide with a number of other manufacturers and distributors that produce and sell similar products. We primarily compete in the market with diesel engines and related diesel products; however, new technologies continue to be developed for gasoline, natural gas, electrification and other technologies and we will continue to face new competition from these expanding technologies. Our products primarily compete on the basis of price, performance, fuel economy, speed of delivery, quality and customer support. We also face competitors in some emerging markets who have established local practices and long standing relationships with participants in these markets. There can be no assurance that our products will be able to compete successfully with the products of other companies and in other markets.
Increasing global competition among our customers may affect our existing customer relationships and restrict our ability to benefit from some of our customers' growth.
As our customers in emerging markets continue to grow in size and scope, they are increasingly seeking to export their products to other countries. This has meant greater demand for our advanced engine technologies to help these customers meet the more stringent emissions requirements of developed markets, as well as greater demand for access to our distribution systems for purposes of equipment servicing. As these emerging market customers enter into, and begin to compete in more developed markets, they may increasingly begin to compete with our existing customers in these markets. Our further aid to emerging market customers could adversely affect our relationships with developed market customers. In addition, to the extent the competition does not correspond to overall growth in demand, we may see little or no benefit from this type of expansion by our emerging market customers.

Policy changes affecting international trade could adversely impact the demand for our products and our competitive position.

Changes in government policies on foreign trade and investment can affect the demand for our products and services, impact the competitive position of our products or prevent us from being able to sell products in certain countries. Our business benefits from free trade agreements, such as the North American Free Trade Agreement, and efforts to withdraw from, or substantially modify such agreements, in addition to the implementation of more restrictive trade policies, such as more detailed inspections, higher tariffs, import or export licensing requirements, exchange controls or new barriers to entry, could have a material adverse effect on our results of operations, financial condition or cash flows.

Additionally, the results of the United Kingdom’s referendum on EU membership, advising for the exit from the EU, has caused and may continue to cause significant volatility in global stock markets, currency exchange rate fluctuations and global economic uncertainty. Although it is unknown what the terms of the United Kingdom’s future relationship with the EU will be, it is possible that there will be greater restrictions on imports and exports between the United Kingdom and EU and increased regulatory complexities. Any of these factors could adversely impact customer demand, our relationships with customers and suppliers and our results of operations.
We are subject to foreign currency exchange rate and other related risks.

We conduct operations in many areas of the world involving transactions denominated in a variety of currencies. We are subject to foreign currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenues. In addition, since our financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our results of operations. Although the U.S. dollar weakened in 2017, the U.S. dollar strengthened in recent years through 2016 and resulted in material unfavorable impacts on our revenues in those years. If the U.S. dollar returns to strengthening against other currencies, we will experience additional volatility in our financial statements.

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

We may fail to realize all of the expected enhanced revenue, earnings, and cash flow from our investment in the Eaton Cummins Automated Transmission Technologies joint venture.
Our ability to realize all of the expected enhanced revenue, earnings, and cash flow from our recent investment in the Eaton Cummins Automated Transmission Technologies joint venture will depend, in substantial part, on our ability to successfully launch the automated transmission products in North America and achieve our projected market penetration. While we believe we will ultimately achieve these objectives, it is possible that we will be unable to achieve all of the goals within our anticipated time frame or in the anticipated amounts. If we are not able to successfully complete our automated transmission strategy, the anticipated enhanced revenue, earnings, and cash flows resulting from this joint venture may not be realized fully or may take longer to realize than expected.

As part of the purchase accounting associated with the formation of the joint venture, significant goodwill and intangible asset balances were recorded on the consolidated balance sheet. If cash flows from the joint venture fall short of our anticipated amounts, these assets could be subject to impairment charges, negatively impacting our earnings.
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
Due to the international scope of our operations, we are subject to a complex system of commercial and trade regulations around the world. Recent years have seen an increase in the development and enforcement of laws regarding trade compliance and anti-corruption, such as the U.S. Foreign Corrupt Practices Act and similar laws from other countries, as well as new regulatory requirements regarding data privacy, such as the European Union General Data Protection Regulation. Our numerous foreign subsidiaries, affiliates and joint venture partners are governed by laws, rules and business practices that differ from those of the U.S. The activities of these entities may not comply with U.S. laws or business practices or our Code of Business Conduct. Violations of these laws may result in severe criminal or civil sanctions, could disrupt our business, and result in an adverse effect on our reputation, business and results of operations or financial condition. We cannot predict the nature, scope or effect of future regulatory requirements to which our operations might be subject or the manner in which existing laws might be administered or interpreted.
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
Future bans or limitations on the use of diesel-powered vehicles, in an effort to limit greenhouse gas emissions, could materially adversely affect our business over the long term.
In an effort to limit greenhouse gas emissions, mayors of several large international cities announced that they plan to implement a ban on the use in their cities of diesel-powered vehicles by 2025. These cities include Athens, Madrid, Mexico City and Paris. Similarly, Germany adopted legislation to ban new internal combustion engine vehicles by 2030, and China is considering a ban on the production and sale of diesel-powered vehicles to be adopted in the near future. In addition, California government officials have called for the state to phase out sales of diesel-powered vehicles by 2040. To the extent that these types of bans are actually implemented in the future on a broad basis, or in one or more of our key markets, our business over the long-term could be materially adversely affected.
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
At December 31, 2017, we employed approximately 58,600 persons worldwide. Approximately 20,830 of our employees worldwide are represented by various unions under collective bargaining agreements that expire between 2018 and 2022. While we have no reason to believe that we will be materially impacted by work stoppages or other labor matters, there can be no assurance that future issues with our labor unions will be resolved favorably or that we will not encounter future strikes, work stoppages, or other types of conflicts with labor unions or our employees. Any of these consequences may have an adverse effect on us or may limit our flexibility in dealing with our workforce. In addition, many of our customers and suppliers have unionized work forces. Work stoppages or slowdowns experienced by our customers or suppliers could result in slowdowns or closures that would have a material adverse effect on our results of operations, financial condition and cash flow.
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
Germany: Marktheidenfeld
India: Pune, Dewas, Pithampur, Phaltan, Rudrapur
Mexico: Ciudad Juarez, San Luis Potosi
South Africa: Johannesburg
South Korea: Suwon
U.K.: Darlington, Huddersfield
Power Systems	Indiana: Elkhart, Seymour	Brazil: Sao Paulo
	Minnesota: Fridley	China: Wuxi, Wuhan
	New Mexico: Clovis	India: Pune, Ahmendnagar, Ranjangaon, Phaltan
Mexico: San Luis Potosi
Romania: Craiova
U.K.: Daventry, Margate, Manston, Stamford
Nigeria: Lagos
In addition, engines and engine components are manufactured by joint ventures or independent licensees at manufacturing plants in the U.S., China, India, Russia, Japan, Sweden and Mexico.
Distribution Facilities
The principal distribution facilities that serve all of our segments are located in the following locations:

U.S. Facilities	Facilities Outside the U.S.
California: Irvine	Canada: Vancouver
Colorado: Henderson	China: Beijing
Georgia: Atlanta	Russia: Moscow
Michigan: New Hudson	Singapore: Singapore
Minnesota: White Bear Lake	South Africa: Johannesburg
Nebraska: Omaha
Tennessee: Memphis
Texas: Dallas

Headquarters and Other Offices
Our Corporate Headquarters are located in Columbus, Indiana. Additional marketing, operational headquarters and supply chain facilities are in the following locations:

U.S. Facilities	Facilities Outside the U.S.
Indiana: Columbus, Indianapolis	Belgium: Rumst
Kentucky: Walton	Brazil: Guarulhos
Tennessee: Memphis, Nashville	China: Beijing, Shanghai, Wuhan
Washington, D.C.	India: Pune
Mexico: San Luis Potosi
Russia: Moscow
Singapore: Singapore
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
(b)   Use of proceeds—not applicable.
(c)   The following information is provided pursuant to Item 703 of Regulation S-K:

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 2 - November 5	538	$173.90	—	39,622
November 6 - December 3	349,637	166.01	348,837	40,522
December 4 - December 31	15,584	167.66	12,020	36,058
Total	365,759	166.10	360,857
_____________________________________________________________
(1) Shares purchased represent shares under our Key Employee Stock Investment Plan established in 1969 (there is no maximum repurchase limitation in this plan) and our Board of Directors authorized share repurchase programs.
(2) These values reflect the sum of shares held in loan status under our Key Employee Stock Investment Plan. The repurchase programs authorized by the Board of Directors do not limit the number of shares that may be purchased and were excluded from this column. The dollar value remaining available for future purchases under such programs as of December 31, 2017, was $1.0 billion.
In December 2016, our Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon completion of the 2015 repurchase plan. During the three months ended December 31, 2017, we repurchased $60 million of common stock under the 2015 Board of Directors authorized plan.
During the three months ended December 31, 2017, we repurchased 4,902 shares from employees in connection with the Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock on an installment basis up to an established credit limit. Loans are issued for five-year terms at a fixed interest rate established at the date of purchase and may be refinanced after their initial five-year period for an additional five-year period. Participants must hold shares for a minimum of six months from date of purchase. If the shares are sold before the loan is paid off, the employee must wait six months before another share purchase may be made. We hold participants’ shares as security for the loans and would, in effect repurchase shares if the participant defaulted in repayment of the loan. There is no maximum amount of shares that we may purchase under this plan.

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
The following graph compares the cumulative total shareholder return on our common stock for the last five years with the cumulative total return on the S&P 500 Index and an index of peer companies selected by us. In 2017 the Board of Directors updated their benchmark criteria for peer companies, re-evaluated our peer group based on the updated criteria and updated our group to include current companies that participate in similar end-markets and have similar businesses. Our revised group includes BorgWarner Inc., Caterpillar, Inc., Daimler AG, Deere & Company, Donaldson Company Inc., Eaton Corporation, Emerson Electric Co., Fortive Corporation, W.W. Grainger Inc., Honeywell International, Illinois Tool Works Inc., Navistar, PACCAR, Parker-Hannifin Corporation, Textron Inc. and Volvo AB. Each of the measures of cumulative total return assumes reinvestment of dividends. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
AMONG CUMMINS INC., S&P 500 INDEX AND CUSTOM PEER GROUP

ASSUMES $100 INVESTED ON DEC. 31, 2012
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DEC. 31, 2017

ITEM 6.    Selected Financial Data
The selected financial information presented below for each of the last five years ended December 31, beginning with 2017, was derived from our Consolidated Financial Statements. This information should be read in conjunction with our Consolidated Financial Statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

In millions, except per share amounts	2017	2016	2015	2014	2013
For the years ended December 31,
Net sales	$20,428	$17,509	$19,110	$19,221	$17,301
U.S. percentage of sales	54%	54%	56%	52%	48%
Non-U.S. percentage of sales	46%	46%	44%	48%	52%
Gross margin	5,090	4,452	4,947	4,861	4,280
Research, development and engineering expenses	752	636	735	754	713
Equity, royalty and interest income from investees	357	301	315	370	361
Interest expense	81	69	65	64	41
Net income attributable to Cummins Inc.(1)	999	1,394	1,399	1,651	1,483
Earnings per common share attributable to Cummins Inc. (2)
Basic	$5.99	$8.25	$7.86	$9.04	$7.93
Diluted	5.97	8.23	7.84	9.02	7.91
Cash dividends declared per share	4.21	4.00	3.51	2.81	2.25
Net cash provided by operating activities	$2,277	$1,935	$2,059	$2,266	$2,089
Capital expenditures	506	531	744	743	676
At December 31,
Cash and cash equivalents	$1,369	$1,120	$1,711	$2,301	$2,699
Total assets	18,075	15,011	15,134	15,764	14,728
Long-term debt(3)	1,588	1,568	1,576	1,577	1,672
Total equity(4)	8,164	7,174	7,750	8,093	7,870
_____________________________________________________________
(1) For the year ended December 31, 2017, net income attributable to Cummins Inc. was reduced by $777 million due to tax reform. For the year ended December 31, 2016, net income attributable to Cummins Inc. included a $138 million charge for a loss contingency ($74 million net of favorable variable compensation impact and after-tax). For the year ended December 31, 2015, net income attributable to Cummins Inc. included $211 million for an impairment of light-duty diesel assets ($133 million after-tax), $90 million of restructuring actions and other charges ($61 million after-tax) and a $60 million charge for a loss contingency ($38 million after-tax). For the year ended December 31, 2014, net income attributable to Cummins Inc. included $32 million of restructuring and other charges ($21 million after-tax) for operating actions related to the Power Systems segment.
(2) For the year ended December 31, 2017, results for basic and diluted earnings per share were reduced by $4.66 per share and $4.65 per share, respectively, due to tax reform.
(3)  In 2015, we adopted new rules related to balance sheet debt issuance costs, which resulted in the reclassification of our December 31, 2014, debt balance, reducing our long-term debt by $12 million. In September 2013, we issued $1 billion of senior unsecured debt.
(4) For the years ended December 31, 2017, 2016, 2015, 2014 and 2013, we recorded non-cash charges (credits) to equity of ($28) million, $65 million, $63 million, $78 million and ($102) million, respectively, to record net actuarial losses (gains) associated with the valuation of our pension plans. These losses (gains) include the effects of market conditions on our pension trust assets and the effects of economic factors on the valuation of the pension liability. For the years ended December 31, 2017, 2016, 2015, 2014 and 2013, we recorded non-cash charges (credits) to equity of ($315) million, $431 million, $290 million, $227 million and $18 million, respectively, to record unrealized losses (gains) associated with the foreign currency translation adjustments.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
ORGANIZATION OF INFORMATION
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) was prepared to provide the reader with a view and perspective of our business through the eyes of management and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes to those financial statements. Our MD&A is presented in the following sections:

•	Executive Summary and Financial Highlights

•	2018 Outlook

•	Results of Operations

•	Operating Segment Results

•	Liquidity and Capital Resources

•	Contractual Obligations and Other Commercial Commitments

•	Application of Critical Accounting Estimates

•	Recently Adopted and Recently Issued Accounting Pronouncements
EXECUTIVE SUMMARY AND FINANCIAL HIGHLIGHTS
We are a global power leader that designs, manufactures, distributes and services diesel and natural gas engines and engine-related component products, including filtration, aftertreatment, turbochargers, fuel systems, controls systems, air handling systems, transmissions and electric power generation systems. We sell our products to original equipment manufacturers (OEMs), distributors and other customers worldwide. We have long-standing relationships with many of the leading manufacturers in the markets we serve, including PACCAR Inc, Daimler Trucks North America, Navistar International Corporation and Fiat Chrysler Automobiles. We serve our customers through a network of approximately 500 wholly-owned and independent distributor locations and over 7,500 dealer locations in more than 190 countries and territories.
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
Worldwide revenues improved 17 percent in 2017 compared to 2016, with all operating segments reporting higher revenue. Revenue in the U.S. and Canada improved by 15 percent primarily due to increased demand in the North American on-highway markets, increased industrial demand (especially in oil and gas, construction and mining markets) and organic growth and higher sales related to the acquisition of a North American distributor in the fourth quarter of 2016. International demand growth (excludes the U.S. and Canada) in 2017 improved revenues by 19 percent, with sales up in most of our markets, especially in China, Russia, India and the U.K. The increase in international sales was primarily due to increased demand in the truck market in China, new emission regulations in India and increased demand in industrial markets (especially construction markets in China and mining markets in Europe).
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (Tax Legislation).  Among other things, the Tax Legislation changed the U.S. statutory rate to 21 percent effective January 1, 2018.  The impact of the Tax Legislation resulted in a net incremental charge to our Consolidated Statements of Income of $777 million.  The components of the 2017 charge were as follows:

In millions	Impact of Tax Legislation(1)
Increase in income tax expense	$781
Decrease in equity, royalty and other income from investees	39
Increase in income attributable to noncontrolling interests(2)	(43)
Net impact of Tax Legislation	$777
_____________________________________________________
(1) See Note 2, "INCOME TAXES," Note 3, "INVESTMENTS IN EQUITY INVESTEES" and Note 16,
"NONCONTROLLING INTERESTS," to our Consolidated Financial Statements for additional information.
(2) Noncontrolling interest was reduced for withholding taxes on foreign earnings which reduced the income eliminated for non-
Cummins ownership interest attributable to Cummins India, Ltd.
The $781 million increase in tax expense is composed of three elements - the remeasurement of deferred taxes, a one-time transitional tax on unrepatriated earnings and withholding taxes on foreign earnings.
The following table contains sales and earnings before interest expense, income tax expense and noncontrolling interests (EBIT) results by operating segment for the years ended December 31, 2017 and 2016. See the section titled "Operating Segment Results" for a more detailed discussion of net sales and EBIT by operating segment including the reconciliation of segment EBIT to net income attributable to Cummins, Inc.

	Operating Segments
	2017			2016				Percent change
		Percent of Total			Percent of Total			2017 vs. 2016
In millions	Sales		EBIT	Sales		EBIT		Sales	EBIT
Engine	$8,953	44%	$959	$7,804	45%	$686	(1)	15%	40%
Distribution	7,058	34%	384	6,181	35%	392		14%	(2)%
Components	5,889	29%	754	4,836	28%	641		22%	18%
Power Systems	4,058	20%	294	3,517	20%	263		15%	12%
Intersegment eliminations	(5,530)	(27)%	—	(4,829)	(28)%	—		15%	—
Non-segment	—	—	55	—	—	17		—	NM
Total	$20,428	100%	$2,446	$17,509	100%	$1,999		17%	22%
_____________________________________________________
"NM" - not meaningful information
(1) The year ended December 31, 2016, included $138 million for loss contingency charges. See the "Results of Operations" section for additional information.
Net income attributable to Cummins Inc. for 2017 was $999 million, or $5.97 per diluted share, on sales of $20.4 billion, compared to 2016 net income attributable to Cummins Inc. of $1.4 billion, or $8.23 per diluted share, on sales of $17.5 billion. The decrease in net income attributable to Cummins Inc. and earnings per diluted share was driven by a $777 million reduction for tax adjustments related to the Tax Legislation, increased selling, general and administrative expenses and higher research, development and engineering expenses, partially offset by higher net sales and gross margin, lower charges for a loss contingency and higher equity, royalty and interest income from investees. The increase in gross margin was primarily due to higher volumes, improved leverage and lower material costs, partially offset by higher warranty costs ($264 million primarily due to campaigns in the Engine, Components and Power Systems segments and changes in estimates in the Engine and Components segments) and increased variable compensation expense of $150 million. Diluted earnings per share for 2017 was negatively impacted $4.65 per share due to the Tax Legislation, partially offset by a benefit of $0.04 per share from fewer weighted-average shares outstanding, primarily due to purchases under the stock repurchase program. See Income Tax Expense section for additional information on the new Tax Legislation.

Net income and diluted earnings per share attributable to Cummins, Inc., excluding special items were as follows:

	Years ended December 31,
	2017		2016		2015
In millions	Net Income	Diluted EPS	Net Income	Diluted EPS	Net Income	Diluted EPS
Net income attributable to Cummins Inc.	$999	$5.97	$1,394	$8.23	$1,399	$7.84
Add
Impact of Tax Legislation(1)	777	4.65	—	—	—	—
Impairment of light-duty diesel assets, net of tax(2)	—	—	—	—	133	0.75
Restructuring actions and other charges, net of tax(3)	—	—	—	—	61	0.34
Net income attributable to Cummins Inc. excluding special items(4)	$1,776	$10.62	$1,394	$8.23	$1,593	$8.93
____________________________________________________
(1) See Note 2, "INCOME TAXES," to our Consolidated Financial Statements for additional information.
(2) See Note 19, "IMPAIRMENT OF LIGHT-DUTY DIESEL ASSETS," to our Consolidated Financial Statements for additional information.
(3) See Note 20, "RESTRUCTURING ACTIONS AND OTHER CHARGES," to our Consolidated Financial Statements for additional information.
(4) These measures are not in accordance with, or an alternative for, accounting principles generally accepted in the United States of America (GAAP) and may not be consistent with measures used by other companies. It should be considered supplemental data.
We generated $2.3 billion of operating cash flows in 2017, compared to $1.9 billion in 2016. See the section titled "Cash Flows" in the "LIQUIDITY AND CAPITAL RESOURCES" section for a discussion of items impacting cash flows.
During 2017 we repurchased $451 million, or 2.9 million shares of common stock. See Note 13, "SHAREHOLDERS' EQUITY," to the Consolidated Financial Statements for additional information.
On July 31, 2017, we formed a joint venture with Eaton Corporation PLC by purchasing a 50 percent interest in the new venture named Eaton Cummins Automated Transmission Technologies (ECJV) for $600 million in cash. In addition, each partner contributed $20 million for working capital. The joint venture will design, assemble, sell and support medium-duty and heavy-duty automated transmissions for the commercial vehicle market, including new product launches. We consolidated the results of the joint venture in our Components segment as we have a majority voting interest in the venture by virtue of a tie-breaking vote on the joint venture's board of directors. See Note 18 "ACQUISITIONS," to the Consolidated Financial Statements for additional information.
On September 5, 2017, we entered into a 364-day credit facility that allows us to borrow up to $1 billion of additional unsecured funds at any time through September 2018. Revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings, letters of credit and general corporate purposes.
Our debt to capital ratio (total capital defined as debt plus equity) at December 31, 2017, was 19.7 percent, compared to 20.6 percent at December 31, 2016. At December 31, 2017, we had $1.6 billion in cash and marketable securities on hand and access to our credit facilities, if necessary, to meet currently anticipated investment and funding needs. As of the date of filing this Annual Report on Form 10-K, our credit ratings were as follows:

	Long-Term	Short-Term
Credit Rating Agency	Senior Debt Rating	Debt Rating	Outlook
Standard & Poor’s Rating Services	A+	A1	Stable
Moody’s Investors Service, Inc.	A2	P1	Stable
In July 2017, our Board of Directors authorized an increase to our quarterly dividend of 5.4 percent from $1.025 per share to $1.08 per share.
Our global pension plans, including our unfunded and non-qualified plans, were 116 percent funded at December 31, 2017. Our U.S. qualified plans, which represent approximately 55 percent of the worldwide pension obligation, were 131 percent funded and our U.K. plans were 118 percent funded. We expect to contribute approximately $38 million to our global pension plans in 2018. In addition, we expect our 2018 net periodic pension cost to approximate $79 million. See application of critical accounting estimates within MD&A and Note 10, "PENSION AND OTHER POSTRETIREMENT BENEFITS," to the Consolidated Financial Statements, for additional information concerning our pension and other post-retirement benefit plans.

In the first quarter of 2018, we will expand our segment reporting and add an additional segment called Electrified Power. The segment will include Brammo Inc., a low voltage battery designer acquired in 2017, and our internally developed electrification business. We will begin reporting the new segment effective with our first quarter Form 10-Q.

2018 OUTLOOK
Our outlook reflects the following positive trends and challenges to our business that we expect could impact our revenue and earnings potential in 2018:
Positive Trends

•	North American heavy-duty truck demand is expected to improve.

•	North American medium-duty truck demand will remain strong.

•	Demand for pick up trucks in North America will remain strong.

•	Industry production of medium-duty trucks in North America will remain strong.

•	Market demand may continue to improve in global mining.

•	Global construction markets could continue to improve.

•	Economic conditions in Brazil may begin to improve, which could contribute to improved demand in our end-markets.
Challenges

•	Market demand in truck markets in China is expected to decline.

•	Marine markets are expected to remain weak.
In summary, we expect demand to improve or remain strong in many of our most important markets.

RESULTS OF OPERATIONS

				Favorable/(Unfavorable)
	Years ended December 31,			2017 vs. 2016		2016 vs. 2015
In millions (except per share amounts)	2017	2016	2015	Amount	Percent	Amount	Percent
NET SALES	$20,428	$17,509	$19,110	$2,919	17%	$(1,601)	(8)%
Cost of sales	15,338	13,057	14,163	(2,281)	(17)%	1,106	8%
GROSS MARGIN	5,090	4,452	4,947	638	14%	(495)	(10)%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	2,390	2,046	2,092	(344)	(17)%	46	2%
Research, development and engineering expenses	752	636	735	(116)	(18)%	99	13%
Equity, royalty and interest income from investees	357	301	315	56	19%	(14)	(4)%
Loss contingency charges	5	138	60	133	96%	(78)	NM
Impairment of light-duty diesel assets	—	—	211	—	—%	211	100%
Restructuring actions and other charges	—	—	90	—	—%	90	100%
Other operating income (expense), net	65	(5)	(17)	70	NM	12	71%
OPERATING INCOME	2,365	1,928	2,057	437	23%	(129)	(6)%
Interest income	18	23	24	(5)	(22)%	(1)	(4)%
Interest expense	81	69	65	(12)	(17)%	(4)	(6)%
Other income, net	63	48	9	15	31%	39	NM
INCOME BEFORE INCOME TAXES	2,365	1,930	2,025	435	23%	(95)	(5)%
Income tax expense	1,371	474	555	(897)	NM	81	15%
CONSOLIDATED NET INCOME	994	1,456	1,470	(462)	(32)%	(14)	(1)%
Less: Net (loss) income attributable to noncontrolling interests	(5)	62	71	67	NM	9	13%
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$999	$1,394	$1,399	$(395)	(28)%	$(5)	—%
Diluted earnings per common share attributable to Cummins Inc.	$5.97	$8.23	$7.84	$(2.26)	(27)%	$0.39	5%
______________________________________
"NM" - not meaningful information

				Favorable/(Unfavorable) Percentage Points
Percent of sales	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Gross margin	24.9%	25.4%	25.9%	(0.5)	(0.5)
Selling, general and administrative expenses	11.7%	11.7%	10.9%	—	(0.8)
Research, development and engineering expenses	3.7%	3.6%	3.8%	(0.1)	0.2
2017 vs. 2016
Net Sales
Net sales increased $2.9 billion versus 2016, primarily driven by the following:

•	Engine segment sales increased 15 percent primarily due to higher demand in most North American on-highway markets and improved demand in most global construction markets.

•	Components segment sales increased 22 percent due to higher demand across all businesses, especially the emission solutions business, due to strong on-highway sales in India, North America and China.

•	Distribution segment sales increased 14 percent primarily due to an increase in organic sales and higher sales related to the acquisition of a North American distributor in the fourth quarter of 2016.

•
Power Systems segment sales increased 15 percent due to higher demand in all product lines, especially in industrial markets, due to higher demand in global mining and North American oil and gas markets.

Sales to international markets (excluding the U.S. and Canada), based on location of customers, were 42 percent of total net sales in 2017, compared with 42 percent of total net sales in 2016.
A more detailed discussion of sales by segment is presented in the "Operating Segment Results" section.
Gross Margin
Gross margin increased $638 million, primarily due to higher volumes, improved leverage and lower material costs, partially offset by higher warranty costs ($264 million primarily due to campaigns in the Engine, Components and Power Systems segments and changes in estimates in the Engine and Components segments) and increased variable compensation expense of $150 million. Gross margin decreased 0.5 points as a percentage of sales due to increased warranty costs and increased variable compensation expense.
The provision for warranties issued, excluding campaigns, as a percentage of sales, was 1.8 percent in 2017 and 1.7 percent in 2016. A more detailed discussion of margin by segment is presented in the "Operating Segment Results" section.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $344 million, primarily due to higher compensation expenses ($257 million), especially variable compensation, and higher consulting expenses ($52 million). Overall, selling, general and administrative expenses, as a percentage of sales, remained flat at 11.7 percent in 2017 and 2016.
Research, Development and Engineering Expenses
Research, development and engineering expenses increased $116 million, primarily due to increased compensation expense ($76 million), especially variable compensation, and higher consulting expenses ($20 million). Overall, research, development and engineering expenses, as a percentage of sales, increased to 3.7 percent in 2017 from 3.6 percent in 2016. Research activities continue to focus on development of new products to meet future emission standards around the world and improvements in fuel economy performance.
Equity, Royalty and Interest Income From Investees
Equity, royalty and interest income from investees increased $56 million, primarily due to higher earnings at Beijing Foton Cummins Engine Co. and Dongfeng Cummins Engine Company, Ltd., despite $39 million of unfavorable impacts from Tax Legislation related to withholding taxes on foreign earnings and remeasurement of deferred taxes. See Note 2, "INCOME TAXES," to our Consolidated Financial Statements for additional information.

Loss Contingency Charges
In 2017, we recorded a charge of $5 million in addition to the 2016 charge of $138 million for a loss contingency. See Note 12, "COMMITMENTS AND CONTINGENCIES," to the Consolidated Financial Statements for additional information.
Other Operating Income (Expense), Net
Other operating income (expense), net was as follows:

	Years ended December 31,
In millions	2017	2016
Royalty income, net	$50	$28
Gain on sale of assets, net	20	2
Loss on write off of assets	(4)	(18)
Amortization of intangible assets	(12)	(9)
Other, net	11	(8)
Total other operating income (expense), net	$65	$(5)
Interest Income
Interest income decreased $5 million primarily due to lower investment balances in China and Brazil.
Interest Expense
Interest expense increased $12 million primarily due to higher weighted-average debt outstanding and hedge ineffectiveness on our interest rate swap.

Other Income, Net
Other income, net was as follows:

	Years ended December 31,
In millions	2017	2016
Change in cash surrender value of corporate owned life insurance	$50	$18
Rental income	7	5
Dividend income	5	5
Gain on sale of equity investee (1)	—	17
Gains on fair value adjustment for consolidated investees (2)	—	15
Foreign currency, net	(6)	(12)
Bank charges	(10)	(9)
Other, net	17	9
Total other income, net	$63	$48
____________________________________________________________
(1) See Note 3, "INVESTMENTS IN EQUITY INVESTEES," to the Consolidated Financial Statements for additional information.
(2) See Note 18, "ACQUISITIONS," to the Consolidated Financial Statements for additional information.
Income Tax Expense
Our income tax rates are generally less than the 35 percent U.S. statutory income tax rate, primarily because of lower taxes on foreign earnings and research tax credits. On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (Tax Legislation). The Tax Legislation changed the U.S. statutory rate to 21 percent effective January 1, 2018. Our effective tax rate for 2017 was 58.0 percent compared to 24.6 percent for 2016. The impacts of the Tax Legislation resulted in additional income tax expense of $781 million to our tax provision (excluding the noncontrolling interest and equity investee adjustments). See Note 2, "INCOME TAXES," to our Consolidated Financial Statements for additional information.
We expect our 2018 effective tax rate to be 23 percent, excluding any discrete items (including adjustments to provisional estimates) that may arise.
Noncontrolling Interests
Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities. Noncontrolling interests in income of consolidated subsidiaries decreased $67 million primarily due to the $43 million impact of Tax Legislation on Cummins India Ltd. regarding withholding taxes on foreign earnings, the acquisition of the remaining interest in Wuxi Cummins Turbo Technologies Co. Ltd. in the fourth quarter of 2016 and elimination of the net loss of ECJV.
Net Income Attributable to Cummins Inc. and Diluted Earnings Per Common Share Attributable to Cummins Inc.
Net income decreased primarily due to the $777 million impact of Tax Legislation, increased selling, general and administrative expenses and higher research, development and engineering expenses, partially offset by higher net sales and gross margin, lower charges for a loss contingency and higher equity, royalty and interest income from investees. Diluted earnings per share for 2017 was negatively impacted $4.65 per share due to the Tax Legislation, partially offset by a benefit of $0.04 per share from fewer weighted-average shares outstanding, primarily due to purchases under the stock repurchase program. See Note 2, "INCOME TAXES," to our Consolidated Financial Statements for additional information.
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
Impairment of Light-duty Diesel Assets
In 2015, we recognized an impairment charge of $211 million on our light-duty diesel assets. See Note 19, "IMPAIRMENT OF LIGHT-DUTY DIESEL ASSETS," to the Consolidated Financial Statements for additional information.
Restructuring Actions and Other Charges
In 2015, we incurred a charge of $90 million, which included $86 million for the severance costs related to both voluntary and involuntary terminations and $4 million for asset impairments and other charges. See Note 20, "RESTRUCTURING ACTIONS AND OTHER CHARGES," to the Consolidated Financial Statements for additional information.

Other Operating Income (Expense), Net
Other operating income (expense), net was as follows:

	Years ended December 31,
In millions	2016	2015
Loss on write off of assets	$(18)	$(15)
Amortization of intangible assets	(9)	(18)
Royalty income, net	28	20
Other, net	(6)	(4)
Total other operating income (expense), net	$(5)	$(17)

Interest Income
Interest income was relatively flat compared to 2015.
Interest Expense
Interest expense increased $4 million versus the comparable period in 2015, primarily due to an increase in total weighted-average debt outstanding.
Other Income, Net
Other income, net was as follows:

	Years ended December 31,
In millions	2016	2015
Change in cash surrender value of corporate owned life insurance	$18	$(3)
Gain on sale of equity investee (1)	17	—
Gains on fair value adjustment for consolidated investees (2)	15	18
Dividend income	5	3
Bank charges	(9)	(9)
Foreign currency, net	(12)	(18)
Other, net	14	18
Total other income, net	$48	$9
____________________________________________________________
(1) See Note 3, "INVESTMENTS IN EQUITY INVESTEES," to the Consolidated Financial Statements for additional information.
(2) See Note 18, "ACQUISITIONS," to the Consolidated Financial Statements for additional information.
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
Net Income Attributable to Cummins Inc. and Diluted Earnings Per Common Share Attributable to Cummins Inc.
Net income was relatively flat as significantly lower gross margin and higher loss contingency charges were mostly offset by the absence of 2015 impairment and restructuring charges, in addition to lower research, development and engineering expenses, a lower effective tax rate, lower selling, general and administrative expenses and favorable changes to corporate owned life insurance. Diluted earnings per share for 2017 benefited $0.26 per share from lower shares outstanding, primarily due to purchases under the stock repurchase program.

Comprehensive Income - Foreign Currency Translation Adjustment
The foreign currency translation adjustment was a net gain (loss) of $335 million, $(448) million and $(305) million for the years ended December 31, 2017, 2016 and 2015, respectively, and was driven by the following:

	Years ended December 31,
	2017		2016		2015
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly-owned subsidiaries	$255	British pound, Chinese renminbi, Indian rupee	$(397)	British pound, Chinese renminbi, offset by Brazilian real	$(261)	British pound, Brazilian real, Chinese renminbi
Equity method investments	60	Chinese renminbi, Russian ruble, Indian rupee	(34)	Chinese renminbi, Indian rupee, offset by Mexican peso	(29)	Chinese renminbi, Indian rupee
Consolidated subsidiaries with a noncontrolling interest	20	Indian rupee	(17)	Chinese renminbi, Indian rupee	(15)	Indian rupee, Chinese renminbi
Total	$335		$(448)		$(305)

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
Engine Segment Results
Financial data for the Engine segment was as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2017 vs. 2016		2016 vs. 2015
In millions	2017	2016	2015	Amount	Percent	Amount	Percent
External sales (1)	$6,661	$5,774	$6,733	$887	15%	$(959)	(14)%
Intersegment sales (1)	2,292	2,030	1,937	262	13%	93	5%
Total sales	8,953	7,804	8,670	1,149	15%	(866)	(10)%
Depreciation and amortization	184	163	187	(21)	(13)%	24	13%
Research, development and engineering expenses	279	226	263	(53)	(23)%	37	14%
Equity, royalty and interest income from investees	219	148	146	71	48%	2	1%
Interest income	6	10	11	(4)	(40)%	(1)	(9)%
Loss contingency charges (2)	5	138	60	133	96%	(78)	NM
Impairment of light-duty diesel assets (2)	—	—	202	—	—%	202	100%
Restructuring actions and other charges (2)	—	—	17	—	—%	17	100%
Segment EBIT	959	686	636	273	40%	50	8%

				Percentage Points		Percentage Points
Segment EBIT as a percentage of total sales	10.7%	8.8%	7.3%		1.9		1.5
____________________________________
"NM" - not meaningful information
(1) Due to the acquisitions of North American distributors, sales previously recognized as external sales are now included in intersegment sales.
(2) See respective sections of "Results of Operations" for additional information.
Sales for our Engine segment by market were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2017 vs. 2016		2016 vs. 2015
In millions	2017	2016	2015	Amount	Percent	Amount	Percent
Heavy-duty truck	$2,840	$2,443	$3,116	$397	16%	$(673)	(22)%
Medium-duty truck and bus	2,513	2,272	2,507	241	11%	(235)	(9)%
Light-duty automotive	1,727	1,581	1,475	146	9%	106	7%
Total on-highway	7,080	6,296	7,098	784	12%	(802)	(11)%
Off-highway	1,873	1,508	1,572	365	24%	(64)	(4)%
Total sales	$8,953	$7,804	$8,670	$1,149	15%	$(866)	(10)%

Unit shipments by engine classification (including unit shipments to Power Systems and off-highway engine units included in their respective classification) were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	Amount	Percent	Amount	Percent
Heavy-duty	95,900	79,000	114,400	16,900	21%	(35,400)	(31)%
Medium-duty	268,100	229,100	247,100	39,000	17%	(18,000)	(7)%
Light-duty	257,500	228,600	209,300	28,900	13%	19,300	9%
Total unit shipments	621,500	536,700	570,800	84,800	16%	(34,100)	(6)%
2017 vs. 2016
Sales
Engine segment sales increased $1.1 billion versus 2016. The following were the primary drivers by market:

•	Heavy-duty truck engine sales increased $397 million primarily due to higher demand in North American heavy-duty truck markets with increased shipments of 20 percent.

•
Off-highway sales increased $365 million primarily due to improved demand in global industrial markets, especially in international construction markets, with increased unit shipments of 54 percent primarily in China and Western Europe.

•	Medium-duty truck and bus sales increased $241 million primarily due to higher demand in North American medium-duty truck markets with increased engine shipments of 20 percent.

•	Light-duty automotive sales increased $146 million primarily due to higher sales to Chrysler and higher sales of light commercial vehicles, partially offset by lower sales to Nissan.
Total on-highway-related sales for 2017 were 79 percent of total engine segment sales, compared to 81 percent in 2016.
Segment EBIT
Engine segment EBIT increased $273 million versus 2016, primarily due to improved gross margin, lower loss contingency charges and increased equity, royalty and interest income from investees, partially offset by higher selling, general and administrative expenses and higher research, development and engineering expenses. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Year ended December 31, 2017 vs. 2016
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$195	13%	(0.2)
Selling, general and administrative expenses	(89)	(16)%	—
Research, development and engineering expenses	(53)	(23)%	(0.2)
Equity, royalty and interest income from investees	71	48%	0.5
Loss contingency charge(1)	133	96%	1.7
__________________________________________________________________________
(1) See Note 12 , "COMMITMENTS AND CONTINGENCIES," to the Consolidated Financial Statements for additional information.

The increase in gross margin versus 2016 was primarily due to higher volumes, partially offset by increased warranty costs for campaigns, changes in estimates and higher variable compensation expense. Gross margin as a percentage of sales declined primarily due to the increased warranty costs and increased variable compensation expense. The increase in selling, general and administrative expenses was primarily due to higher compensation expense, especially variable compensation expense, and higher consulting expenses. The increase in research, development and engineering expenses was primarily due to higher compensation expense, especially higher variable compensation expense, and higher consulting expenses. The increase in equity, royalty and interest income from investees was primarily due to higher earnings at Beijing Foton Cummins Engine Co. and Dongfeng Cummins Engine Company, Ltd., despite unfavorable impacts from Tax Legislation related to withholding taxes on foreign earnings and remeasurement of deferred taxes of $23 million.
2016 vs. 2015
Sales
Engine segment sales decreased $866 million versus 2015. The following were the primary drivers by market:

•	Heavy-duty truck sales decreased $673 million primarily due to lower demand in the North American heavy-duty truck market with decreased engine shipments of 38 percent.

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

The decreases above were partially offset by an increase in light-duty automotive sales of $106 million primarily due to new sales for the Nissan pickup truck platform launched in the second half of 2015.
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

	Year ended December 31, 2016 vs. 2015
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$(210)	(13)%	(0.6)
Selling, general and administrative expenses	72	11%	0.1
Research, development and engineering expenses	37	14%	0.1
Equity, royalty and interest income from investees	2	1%	0.2
Impairment of light-duty diesel assets (1)	202	100%	2.3
Restructuring actions and other charges (1)	17	100%	0.2
Loss contingency charge (2)	(78)	NM	1.1
__________________________________________________________________________
"NM" - not meaningful information
(1) See respective sections of "Results of Operations" for additional information.
(2) See Note 12 , "COMMITMENTS AND CONTINGENCIES," to the Consolidated Financial Statements for additional information.

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
Distribution Segment Results
Financial data for the Distribution segment was as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2017 vs. 2016		2016 vs. 2015
In millions	2017	2016	2015	Amount	Percent	Amount	Percent
External sales	$7,029	$6,157	$6,198	$872	14%	$(41)	(1)%
Intersegment sales	29	24	31	5	21%	(7)	(23)%
Total sales	7,058	6,181	6,229	877	14%	(48)	(1)%
Depreciation and amortization	116	116	105	—	—%	(11)	(10)%
Research, development and engineering expenses	19	13	10	(6)	(46)%	(3)	(30)%
Equity, royalty and interest income from investees	44	70	78	(26)	(37)%	(8)	(10)%
Interest income	6	4	4	2	50%	—	—%
Restructuring actions and other charges (1)	—	—	23	—	—%	23	100%
Segment EBIT (2)	384	392	412	(8)	(2)%	(20)	(5)%

				Percentage Points		Percentage Points
Segment EBIT as a percentage of total sales (3)	5.4%	6.3%	6.6%		(0.9)		(0.3)
____________________________________

(1)	See Restructuring Actions and Other Charges section of "Results of Operations" for additional information.

(2)
Segment EBIT for 2016 and 2015 included gains of $15 million and $18 million, respectively, resulting from acquisitions of controlling interests in North American distributors. See Note 18, "ACQUISITIONS," to the Consolidated Financial Statements for additional information.

(3)	North American distributor acquisitions are dilutive to segment EBIT as a percentage of sales.
In the first quarter of 2017, our Distribution segment reorganized its regions to align with how the segment is managed. All prior year amounts have been reclassified to conform to our new regional structure. Sales for our Distribution segment by region were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2017 vs. 2016		2016 vs. 2015
In millions	2017	2016	2015	Amount	Percent	Amount	Percent
North America	$4,733	$3,973	$3,957	$760	19%	$16	—%
Asia Pacific	767	720	763	47	7%	(43)	(6)%
Europe	440	440	426	—	—%	14	3%
Africa and Middle East	327	366	431	(39)	(11)%	(65)	(15)%
China	267	235	224	32	14%	11	5%
India	190	175	165	15	9%	10	6%
Russia	167	123	108	44	36%	15	14%
Latin America	167	149	155	18	12%	(6)	(4)%
Total sales	$7,058	$6,181	$6,229	$877	14%	$(48)	(1)%

Sales for our Distribution segment by product line were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2017 vs. 2016		2016 vs. 2015
In millions	2017	2016	2015	Amount	Percent	Amount	Percent
Parts	$3,040	$2,627	$2,423	$413	16%	$204	8%
Engines	1,369	1,100	1,294	269	24%	(194)	(15)%
Power generation	1,337	1,239	1,290	98	8%	(51)	(4)%
Service	1,312	1,215	1,222	97	8%	(7)	(1)%
Total sales	$7,058	$6,181	$6,229	$877	14%	$(48)	(1)%
2017 vs. 2016
Sales
Distribution segment sales increased $877 million versus 2016, primarily due to an increase in organic sales of $684 million (primarily in North America) and $267 million of sales related to the acquisition of a North American distributor in the fourth quarter of 2016.
Segment EBIT
Distribution segment EBIT decreased $8 million versus 2016, primarily due to higher selling, general and administrative expenses, higher research development and engineering expenses, lower equity, royalty and interest income from investees and the absence of a gain from the acquisition of controlling interests in a North American distributor in 2016, partially offset by higher gross margin. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Year ended December 31, 2017 vs. 2016
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$112	10%	(0.5)
Selling, general and administrative expenses	(111)	(15)%	—
Research, development and engineering expenses	(6)	(46)%	(0.1)
Equity, royalty and interest income from investees	(26)	(37)%	(0.5)
Gain on sale of assets	(15)	(100)%	NM
__________________________________________________________________________
"NM" - not meaningful information
The increase in gross margin versus 2016 was primarily due to higher organic volumes and the acquisition of a North American distributor in the fourth quarter of 2016, partially offset by increased variable compensation expense. Gross margin as a percentage of sales declined primarily due to the increase in variable compensation expense. The increase in selling, general and administrative expenses was primarily due to higher variable compensation expense, increased compensation expense related to the acquisition of a North American distributor and higher consulting expenses. The decrease in equity, royalty and interest income from investees was the result of the acquisition of a North American distributor in 2016 and unfavorable impacts from Tax Legislation related to withholding taxes on foreign earnings of $4 million.
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

Distribution segment EBIT decreased $20 million versus 2015, primarily due to higher selling, general and administrative expenses (mainly related to the acquisition of North American distributors since December 31, 2014), partially offset by higher gross margin and the absence of restructuring actions and other charges in 2015. The acquisitions resulted in $11 million and $24 million of additional amortization of intangible assets, partially offset by gains of $15 million and $18 million related to the remeasurement of our pre-existing ownership interests for North American distributor acquisitions in 2016 and 2015, respectively. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

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
Components Segment Results
Financial data for the Components segment was as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2017 vs. 2016		2016 vs. 2015
In millions	2017	2016	2015	Amount	Percent	Amount	Percent
External sales (1)	$4,363	$3,514	$3,745	$849	24%	$(231)	(6)%
Intersegment sales (1)	1,526	1,322	1,427	204	15%	(105)	(7)%
Total sales	5,889	4,836	5,172	1,053	22%	(336)	(6)%
Depreciation and amortization	163	133	109	(30)	(23)%	(24)	(22)%
Research, development and engineering expenses	240	208	236	(32)	(15)%	28	12%
Equity, royalty and interest income from investees	40	41	35	(1)	(2)%	6	17%
Interest income	3	4	4	(1)	(25)%	—	—%
Impairment of light-duty diesel assets (2)	—	—	9	—	—%	9	100%
Restructuring actions and other charges (2)	—	—	13	—	—%	13	100%
Segment EBIT	754	641	727	113	18%	(86)	(12)%

				Percentage Points		Percentage Points
Segment EBIT as a percentage of total sales	12.8%	13.3%	14.1%		(0.5)		(0.8)
____________________________________
(1) Due to the acquisitions of North American distributors, sales previously recognized as external sales are now included in intersegment sales.
(2) See respective sections of "Results of Operations" for additional information.
In the first quarter of 2017, our Components segment reorganized its reporting structure to move the electronics business out of the emission solutions business and into the fuel systems business to enhance operational, administrative and product development efficiencies. Prior year sales were reclassified to conform with this change. We changed the name of our fuel systems business to electronics and fuel systems.

In the third quarter of 2017, we formed the Eaton Cummins Automated Transmission Technologies joint venture (ECJV), which was consolidated and included in our Components segment as the automated transmissions business. See Note 18, "ACQUISITIONS", in the Consolidated Financial Statements for additional information.
Sales for our Components segment by business were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2017 vs. 2016		2016 vs. 2015
In millions	2017	2016	2015	Amount	Percent	Amount	Percent
Emission solutions	$2,675	$2,238	$2,449	$437	20%	$(211)	(9)%
Turbo technologies	1,179	1,036	1,141	143	14%	(105)	(9)%
Filtration	1,153	1,010	1,010	143	14%	—	—%
Electronics and fuel systems	718	552	572	166	30%	(20)	(3)%
Automated transmissions	164	—	—	164	NM	—	—%
Total sales	$5,889	$4,836	$5,172	$1,053	22%	$(336)	(6)%
____________________________________
"NM" - not meaningful information

2017 vs. 2016
Sales
Components segment sales increased $1.1 billion across all lines of business versus 2016. The following were the primary drivers by business:

•	Emission solutions sales increased $437 million primarily due to increased sales of products to meet new emission standards in India and stronger market demand for trucks in North America and China.

•	Electronics and fuel systems sales increased $166 million primarily due to higher demand in China, Mexico and India.

•	Automated transmissions contributed North American sales of $164 million following the consolidation of the ECJV during the third quarter of 2017.

•	Turbo technologies sales increased $143 million primarily due to higher demand in China and North America.

•	Filtration sales increased $143 million primarily due to higher demand in North America, Australia and China.
Segment EBIT
Components segment EBIT increased $113 million versus 2016, primarily due to higher gross margin, partially offset by increased selling, general and administrative expenses and research, development and engineering expenses. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Year ended December 31, 2017 vs. 2016
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$218	19%	(0.5)
Selling, general and administrative expenses	(99)	(28)%	(0.4)
Research, development and engineering expenses	(32)	(15)%	0.2
Equity, royalty and interest income from investees	(1)	(2)%	(0.1)

The increase in gross margin was primarily due to higher volumes, lower material costs and improved leverage, partially offset by higher warranty costs driven by campaigns and changes in estimates, unfavorable pricing and increased variable compensation expense. The increase in selling, general and administrative expenses was primarily due to higher compensation expense, especially variable compensation expense, and expenses related to the new ECJV. The increase in research, development and engineering expenses was primarily due to higher compensation expense, especially variable compensation expense, higher consulting expenses and expenses related to the new ECJV. The decrease in equity, royalty and interest income from investees was primarily due to unfavorable impacts from Tax Legislation related to withholding taxes on foreign earnings of $12 million, partially offset by increased earnings at Dongfeng Cummins Emission Solutions Co., Ltd. and Shanghai Fleetguard Filter Co.
2016 vs. 2015
Sales
Components segment sales decreased $336 million across most lines of business versus 2015. The following were the primary drivers by business:

•	Emission solutions sales decreased $211 million primarily due to lower demand in North American on-highway markets, partially offset by higher demand in China.

•	Turbo technologies sales decreased $105 million primarily due to lower demand in North American on-highway markets, partially offset by higher demand in China.

•	Foreign currency fluctuations unfavorably impacted sales results primarily in the Chinese renminbi, British pound and Brazilian real.

•	Electronics and fuel systems sales decreased $20 million primarily due to lower demand in North American on-highway markets, partially offset by higher demand in China.
Segment EBIT
In 2015, we incurred a restructuring charge of $13 million for actions primarily in the form of professional voluntary and involuntary employee separation programs in response to the continued deterioration in our global markets. We also incurred an impairment charge of $9 million for our light-duty diesel assets.
Components segment EBIT decreased $86 million versus 2015, primarily due to lower gross margin and higher selling, general and administrative expenses, partially offset by lower research, development and engineering expenses and the absence of restructuring actions and other charges and impairment charges in 2016. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

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
The decrease in gross margin was primarily due to lower volumes, unfavorable pricing, unfavorable mix and unfavorable foreign currency fluctuations (primarily in the Chinese renminbi and Brazilian real), partially offset by lower material costs. The increase in selling, general and administrative expenses was primarily due to higher consulting and compensation expenses as a result of absorbing a greater share of corporate costs under the new allocation methodology adopted during 2016, partially offset by savings from restructuring actions taken in the fourth quarter of 2015. The decrease in research, development and engineering expenses was primarily due to reduced project spending, lower consulting expenses and lower compensation expenses from restructuring actions taken in the fourth quarter of 2015.

Power Systems Segment Results
Financial data for the Power Systems segment was as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2017 vs. 2016		2016 vs. 2015
In millions	2017	2016	2015	Amount	Percent	Amount	Percent
External sales (1)	$2,375	$2,064	$2,434	$311	15%	$(370)	(15)%
Intersegment sales (1)	1,683	1,453	1,633	230	16%	(180)	(11)%
Total sales	4,058	3,517	4,067	541	15%	(550)	(14)%
Depreciation and amortization	117	115	110	(2)	(2)%	(5)	(5)%
Research, development and engineering expenses	214	189	226	(25)	(13)%	37	16%
Equity, royalty and interest income from investees	54	42	56	12	29%	(14)	(25)%
Interest income	3	5	5	(2)	(40)%	—	—%
Restructuring actions and other charges (2)	—	—	26	—	—%	26	100%
Segment EBIT	294	263	335	31	12%	(72)	(21)%

				Percentage Points		Percentage Points
Segment EBIT as a percentage of total sales	7.2%	7.5%	8.2%		(0.3)		(0.7)
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
(2) See Restructuring Actions and Other Charges section of "Results of Operations" for additional information.
In the first quarter of 2017, our Power Systems segment reorganized its product lines to better reflect how the segment is managed. Prior year sales were reclassified to reflect these changes. Sales for our Power Systems segment by product line were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2017 vs. 2016		2016 vs. 2015
In millions	2017	2016	2015	Amount	Percent	Amount	Percent
Power generation	$2,305	$2,256	$2,588	$49	2%	$(332)	(13)%
Industrial	1,399	941	1,121	458	49%	(180)	(16)%
Generator technologies	354	320	358	34	11%	(38)	(11)%
Total sales	$4,058	$3,517	$4,067	$541	15%	$(550)	(14)%
High-horsepower unit shipments by engine classification were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	Amount	Percent	Amount	Percent
Power generation	8,200	7,900	8,600	300	4%	(700)	(8)%
Industrial	6,400	4,400	5,200	2,000	45%	(800)	(15)%
Total units	14,600	12,300	13,800	2,300	19%	(1,500)	(11)%
2017 vs. 2016
Sales
Power Systems segment sales increased $541 million across all product lines versus 2016. The following were the primary drivers:

•	Industrial sales increased $458 million primarily due to higher demand in global mining markets, especially in Europe, North America and China, and oil and gas markets in North America.

•	Power generation sales increased $49 million primarily due to higher demand in Western Europe, North America and China, partially offset by lower demand in the Middle East, Africa and Eastern Europe.

•	Generator technologies sales increased $34 million primarily due to higher demand in Europe.
Segment EBIT
Power Systems segment EBIT increased $31 million versus 2016, primarily due to higher gross margin, favorable foreign currency fluctuations and higher equity, royalty and interest income from investees, partially offset by increased selling, general and administrative expenses, higher research, development and engineering expenses and the absence of a $17 million gain on the sale of an equity investee recorded in 2016. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Year ended December 31, 2017 vs. 2016
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$107	14%	(0.3)
Selling, general and administrative expenses	(45)	(11)%	0.4
Research, development and engineering expenses	(25)	(13)%	0.1
Equity, royalty and interest income from investees	12	29%	0.1
Gain on sale of an equity investee	(17)	(100)%	0.5

The increase in gross margin versus 2016 was primarily due to increased volumes, partially offset by higher warranty cost related to a campaign accrual and higher variable compensation expense. The increase in selling, general and administrative expenses was primarily due to higher variable compensation expense and higher consulting expenses. The increase in research, development and engineering expenses was primarily due to higher variable compensation expense, increased project spending and higher consulting expenses. The increase in equity, royalty and interest income from investees was primarily due to the absence of a joint venture asset impairment recorded in 2016. The decrease in the gain on sale of an equity investee was due to the absence of a $17 million gain recorded in the fourth quarter of 2016 for Cummins Olayan Energy.
2016 vs. 2015
Sales
Power Systems segment sales decreased $550 million across all product lines versus 2015. The following were the primary drivers:

•
Power generation sales decreased $332 million, in most regions, with the largest declines in demand primarily in Asia, the Middle East, North America, Latin America, China, Western Europe, Africa and Mexico.

•
Industrial sales decreased $180 million primarily due to lower demand in North America (mainly oil and gas and mining markets, partially offset by rail markets), Asia (mainly marine and mining markets), China (mainly marine and mining markets) and Africa.

•	Foreign currency fluctuations unfavorably impacted sales results primarily in the British pound, Indian rupee and Chinese renminbi.

•	Generator technologies sales decreased $38 million primarily due to lower demand in China and North America.
Segment EBIT
In 2015, we incurred a restructuring charge of $26 million for actions primarily in the form of professional voluntary and involuntary employee separation programs in response to the continued deterioration in our global markets.
Power Systems segment EBIT decreased $72 million versus 2015, primarily due to lower gross margin, partially offset by lower selling, general and administrative expenses, favorable foreign currency fluctuations (primarily the British pound), lower research, development and engineering expenses, the absence of restructuring actions and other charges and a gain from the divestiture of an equity investee. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Year ended December 31, 2016 vs. 2015
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$(215)	(21)%	(2.3)
Selling, general and administrative expenses	75	16%	0.3
Research, development and engineering expenses	37	16%	0.2
Equity, royalty and interest income from investees	(14)	(25)%	(0.2)
Restructuring actions and other charges (1)	26	100%	0.6
Gain on sale of an equity investee	17	100%	0.5
__________________________________________________________________________
(1) See Restructuring Actions and Other Charges section of "Results of Operations" for additional information.
The decrease in gross margin versus 2015 was primarily due to lower volumes and increased project costs. The decrease in selling, general and administrative expenses was primarily due to lower compensation expenses as the result of restructuring actions taken in the fourth quarter of 2015 and lower consulting expenses. The decrease in research, development and engineering expenses was primarily due to reduced project spending, lower consulting expenses and lower compensation expenses as the result of restructuring actions taken in the fourth quarter of 2015. The decrease in equity, royalty and interest income from investees was primarily due to the impact of an $8 million asset impairment incurred by one of our joint ventures. In 2016, we sold our remaining 49 percent interest in Cummins Olayan Energy for $61 million and recognized a gain of $17 million.
Reconciliation of Segment EBIT to Net Income Attributable to Cummins Inc.
The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Income.

	Years ended December 31,
In millions	2017	2016	2015
TOTAL SEGMENT EBIT	$2,391	$1,982	$2,110
Non-segment EBIT (1)	55	17	(20)
TOTAL EBIT	2,446	1,999	2,090
Less: Interest expense	81	69	65
INCOME BEFORE INCOME TAXES	2,365	1,930	2,025
Less: Income tax expense	1,371	474	555
CONSOLIDATED NET INCOME	994	1,456	1,470
Less: Net (loss) income attributable to noncontrolling interest	(5)	62	71
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$999	$1,394	$1,399
_______________________________________________
(1) Includes intersegment sales, intersegment profit in inventory eliminations and unallocated corporate expenses. The year ended December 31, 2015, included an $11 million corporate restructuring charge. There were no significant unallocated corporate expenses for the years ended December 31, 2017 and 2016.

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

Dollars in millions	December 31, 2017	December 31, 2016
Working capital (1)	$3,251	$3,382
Current ratio	1.57	1.78
Accounts and notes receivable, net	$3,618	$3,025
Days’ sales in receivables	59	61
Inventories	$3,166	$2,675
Inventory turnover	5.0	4.7
Accounts payable (principally trade)	$2,579	$1,854
Days' payable outstanding	53	51
Total debt	$2,006	$1,856
Total debt as a percent of total capital	19.7%	20.6%
____________________________________
(1) Working capital includes cash and cash equivalents.
Cash Flows
Cash and cash equivalents were impacted as follows:

	Years ended December 31,			Change
In millions	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Net cash provided by operating activities	$2,277	$1,939	$2,065	$338	$(126)
Net cash used in investing activities	(1,052)	(917)	(918)	(135)	1
Net cash used in financing activities	(1,074)	(1,413)	(1,650)	339	237
Effect of exchange rate changes on cash and cash equivalents	98	(200)	(87)	298	(113)
Net increase (decrease) in cash and cash equivalents	$249	$(591)	$(590)	$840	$(1)
2017 vs. 2016
Net cash provided by operating activities increased $338 million versus 2016, primarily due to improved earnings of $358 million, excluding the non-cash impact of Tax Legislation of $820 million and lower working capital levels of $352 million, partially offset by higher pension contributions of $109 million, a decrease in deferred tax expense of $104 million, lower loss contingency charges of $117 million and higher equity earnings of $77 million. The lower working capital requirements in 2017 resulted in a cash inflow of $90 million compared to a cash outflow of $262 million in 2016.
Net cash used in investing activities increased $135 million versus 2016, primarily due to higher acquisitions of businesses, net of cash acquired of $568 million and the absence of $60 million in proceeds from the sale of of equity investees in 2016, partially offset by lower net investments in marketable securities of $244 million, higher cash flows from derivatives not designated as hedges of $178 million and higher proceeds from the disposal of property, plant and equipment of $96 million.
Net cash used in financing activities decreased $339 million versus 2016, primarily due to lower repurchases of common stock of $327 million.
The effect of exchange rate changes on cash and cash equivalents increased $298 million versus 2016, primarily due to the British pound, which increased cash and cash equivalents $249 million.
2016 vs. 2015
Net cash provided by operating activities decreased $126 million versus 2015, primarily due to the absence of the 2015 impairment of light-duty diesel assets of $211 million and a $123 million year over year impact related to restructuring, partially offset by an increase in deferred income taxes of $158 million and higher loss contingency charges of $62 million resulting in lower cash net income in 2016.

Net cash used in investing activities decreased $1 million versus 2015, primarily due to lower capital expenditures of $213 million and proceeds from the sale of equity investees of $60 million, partially offset by higher net investments in marketable securities of $160 million and changes in cash flows from derivatives not designated as hedges of $110 million.
Net cash used in financing activities decreased $237 million versus 2015, primarily due to higher net borrowings of commercial paper of $212 million, lower common stock repurchases of $122 million and higher proceeds from borrowings of $67 million, partially offset by higher acquisitions of noncontrolling interests of $88 million and higher payments on borrowings and capital lease obligations of $87 million.
The effect of exchange rate changes on cash and cash equivalents decreased $113 million versus 2015, primarily due to the British pound, which decreased cash and cash equivalents $112 million.
Sources of Liquidity
We generate significant ongoing cash flow. Cash provided by operations is our principal source of liquidity with $2.3 billion provided in 2017.
At December 31, 2017, our sources of liquidity included:

	December 31, 2017
In millions	Total	U.S.	International	Primary location of international balances
Cash and cash equivalents	$1,369	$360	$1,009	U.K., Singapore, China, Belgium, Australia, Canada
Marketable securities (1)	198	49	149	India
Total	$1,567	$409	$1,158
Available credit capacity
Revolving credit facility (2)	$2,452
International and other uncommitted domestic credit facilities	$240
____________________________________
(1) The majority of marketable securities could be liquidated into cash within a few days.
(2) The five-year credit facility for $1.75 billion and the 364-day credit facility for $1.0 billion, maturing November 2020 and September 2018, respectively, are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. At December 31, 2017, we had $298 million of commercial paper outstanding, which effectively reduced the $1.75 billion available capacity under our five-year revolving credit facility to $1.45 billion.
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
The Tax Legislation made significant changes to U.S. tax law, including a one-time transition tax on accumulated foreign earnings of $298 million with a cash impact of $338 million. The payments associated with this deemed repatriation will be paid over eight years. The unrepatriated foreign earnings at December 31, 2017, will be repatriated as needed to fund cash needs. The estimated accrued withholding taxes of $331 million on foreign earnings that we plan to repatriate in the foreseeable future will be paid as cash is repatriated. See Note 2, "INCOME TAXES," to our Consolidated Financial Statements for additional information.
Debt Facilities and Other Sources of Liquidity
On November 13, 2015, we entered into an amended and restated five-year revolving credit agreement with a syndicate of lenders, which provides us with a $1.75 billion senior unsecured revolving credit facility and expires on November 13, 2020. On September 5, 2017, we entered into a 364-day credit facility that allows us to borrow up to $1 billion of additional unsecured funds at any time through September 2018. We have access to both credit facilities which total $2.75 billion of borrowing capacity. We intend to maintain credit facilities of a similar aggregate amount by renewing or replacing these facilities before expiration. Revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings, letters of credit and general corporate purposes.

We can issue up to $1.75 billion of unsecured short-term promissory notes ("commercial paper") pursuant to our board authorized commercial paper programs. The programs facilitate the private placement of unsecured short-term debt through third party brokers. We intend to use the net proceeds from the commercial paper borrowings for general corporate purposes.
The total combined borrowing capacity under the revolving credit facility and commercial paper program should not exceed $2.75 billion. See Note 9, "DEBT," to our Consolidated Financial Statements for additional information.

As a well-known seasoned issuer, we filed an automatic shelf registration for an undetermined amount of debt and equity securities with the Securities and Exchange Commission (SEC) on February 16, 2016. Under this shelf registration we may offer, from time to time, debt securities, common stock, preferred and preference stock, depositary shares, warrants, stock purchase contracts and stock purchase units.
Uses of Cash
Stock Repurchases
In December 2016, our Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon completion of the 2015 repurchase plan. In 2017, we made the following purchases under the 2015 repurchase program:

In millions (except per share amounts) For each quarter ended	Shares Purchased	Average Cost Per Share	Total Cost of Repurchases	Remaining Authorized Capacity (1)
April 2	0.3	$151.32	$51	$445
July 2	0.5	153.95	69	376
October 1	1.7	155.05	271	105
December 31	0.4	166.00	60	46
Total	2.9	$155.81	$451
___________________________________________________________
(1) The remaining authorized capacity under the 2015 plan was calculated based on the cost to purchase the shares but excludes commission expenses in accordance with the authorized plan.
We intend to repurchase outstanding shares from time to time during 2018 to enhance shareholder value and to offset the dilutive impact of employee stock based compensation plans.
Dividends
Total dividends paid to common shareholders in 2017, 2016 and 2015 were $701 million, $676 million and $622 million, respectively. Declaration and payment of dividends in the future depends upon our income and liquidity position, among other factors, and is subject to declaration by our Board of Directors, who meet quarterly to consider our dividend payment. We expect to fund dividend payments with cash from operations.
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

	Quarterly Dividends
	2017	2016	2015
First quarter	$1.025	$0.975	$0.78
Second quarter	1.025	0.975	0.78
Third quarter	1.08	1.025	0.975
Fourth quarter	1.08	1.025	0.975
Total	$4.21	$4.00	$3.51
Acquisitions
On July 31, 2017, we formed a joint venture with Eaton Corporation PLC by purchasing a 50 percent interest in the new venture named Eaton Cummins Automated Transmission Technologies (ECJV) for $600 million in cash. In addition, each partner contributed $20 million for working capital. See Note 18 "ACQUISITIONS," to the Consolidated Financial Statements for additional information.

On November 1, 2017, we acquired Brammo Inc., an engineerer and manufacturer of lithium ion batteries primarily related to the utility vehicle markets, for $68 million. See Note 18 "ACQUISITIONS," to the Consolidated Financial Statements for additional information.
Capital Expenditures
Capital expenditures, including spending on internal use software, were $587 million in 2017, compared to $594 million in 2016. We continue to invest in new product lines and targeted capacity expansions. We plan to spend between $730 million and $760 million in 2018 on capital expenditures as we continue with product launches and facility improvements. Approximately 50 percent of our capital expenditures are expected to be invested outside of the U.S. in 2018.
Pensions
The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans. In 2017, the investment return on our U.S. pension trust was 12.9 percent while our U.K. pension trust return was 4.4 percent. Approximately 77 percent of our pension plan assets are held in highly liquid investments such as fixed income and equity securities. The remaining 23 percent of our plan assets are held in less liquid, but market valued investments, including real estate, private equity, venture capital, opportunistic credit and insurance contracts.
We sponsor funded and unfunded domestic and foreign defined benefit pension plans. Contributions to these plans were as follows:

	Years ended December 31,
In millions	2017	2016	2015
Defined benefit pension plans
Voluntary contribution	$233	$133	$82
Mandatory contribution	10	1	108
Defined benefit pension contributions	243	134	190

Defined contribution pension plans	$84	$68	$74
We anticipate making total contributions of approximately $38 million to our defined benefit pension plans in 2018. Expected contributions to our defined benefit pension plans in 2018 will meet or exceed the current funding requirements.
Current Maturities of Short and Long-Term Debt
We had $298 million of commercial paper outstanding at December 31, 2017, that matures in less than one year. The maturity schedule of our existing long-term debt does not require significant cash outflows in the intermediate term. Required annual principal payments range from $6 million to $63 million over the next five years. See Note 9 "DEBT"to the Consolidated Financial Statements for additional information.

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
Management's Assessment of Liquidity
Our financial condition and liquidity remain strong. Our solid balance sheet and credit ratings enable us to have ready access to credit and the capital markets. We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities. We believe our operating cash flow and liquidity provides us with the financial flexibility needed to fund working capital, common stock repurchases, acquisitions, capital expenditures, dividend payments, projected pension obligations and debt service obligations. While we expect more efficient access to overseas earnings as a result of Tax Legislation, we continue to generate cash from operations in the U.S. and maintain access to our revolving credit facility as noted above.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS
A summary of our contractual obligations and other commercial commitments, at December 31, 2017, are as follows:

Contractual Cash Obligations	Payments Due by Period
In millions	2018	2019-2020	2021-2022	After 2022	Total
Loans payable	$57	$—	$—	$—	$57
Long-term debt and capital lease obligations (1)	169	254	180	2,817	3,420
Operating leases	140	188	104	70	502
Capital expenditures	280	30	—	—	310
Purchase commitments for inventory	789	—	—	—	789
Other purchase commitments	262	17	7	16	302
Transitional tax liability	57	54	77	150	338
Other postretirement benefits	29	55	51	108	243
International and other domestic letters of credit	90	57	—	2	149
Performance and excise bonds	26	14	61	1	102
Guarantees, indemnifications and other commitments	31	3	7	10	51
Total	$1,930	$672	$487	$3,174	$6,263
___________________________________________________________

(1)	Includes principal payments and expected interest payments based on the terms of the obligations.
The contractual obligations reported above exclude our unrecognized tax benefits of $41 million as of December 31, 2017. We are not able to reasonably estimate the period in which cash outflows relating to uncertain tax contingencies could occur. See Note 2, "INCOME TAXES," to the Consolidated Financial Statements for additional information.

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

Warranty Programs
We estimate and record a liability for base warranty programs at the time our products are sold. Our estimates are based on historical experience and reflect management's best estimates of expected costs at the time products are sold and subsequent adjustment to those expected costs when actual costs differ. As a result of the uncertainty surrounding the nature and frequency of product recall programs, the liability for such programs is recorded when we commit to a recall action or when a recall becomes probable and estimable, which generally occurs when it is announced. Our warranty liability is generally affected by component failure rates, repair costs and the point of failure within the product life cycle. Future events and circumstances related to these factors could materially change our estimates and require adjustments to our liability. New product launches require a greater use of judgment in developing estimates until historical experience becomes available. Product specific experience is typically available four or five quarters after product launch, with a clear experience trend evident eight quarters after launch. We generally record warranty expense for new products upon shipment using a preceding product's warranty history and a multiplicative factor based upon preceding similar product experience and new product assessment until sufficient new product data is available for warranty estimation. We then use a blend of actual new product experience and preceding product historical experience for several subsequent quarters, and new product specific experience thereafter. Note 8, "PRODUCT WARRANTY LIABILITY," to our Consolidated Financial Statements contains a summary of the activity in our warranty liability account for 2017, 2016 and 2015 including adjustments to pre-existing warranties.
Accounting for Income Taxes
We determine our income tax expense using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits of net operating loss and credit carryforwards are also recognized as deferred tax assets. We evaluate the recoverability of our deferred tax assets each quarter by assessing the likelihood of future profitability and available tax planning strategies that could be implemented to realize our net deferred tax assets. At December 31, 2017, we recorded net deferred tax liabilities of $85 million. The assets included $359 million for the value of net operating loss and credit carryforwards. A valuation allowance of $347 million was recorded to reduce the tax assets to the net value management believed was more likely than not to be realized. In the event our operating performance deteriorates, future assessments could conclude that a larger valuation allowance will be needed to further reduce the deferred tax assets.
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (Tax Legislation). We have not completed our accounting for the tax effects of enactment of the Tax Legislation. We made provisional estimates of the effects on our existing deferred tax balances, the one-time transition tax, and the withholding tax accrued on those earnings not permanently reinvested at December 31, 2017. The final transition impacts of the Tax Legislation may differ from our estimates, possibly materially, due to, among other things, changes in interpretations for the Tax Legislation, any legislative action to address questions that arise because of the Tax Legislation, any changes in accounting standards for income taxes or related interpretations in response to the Tax Legislation, or any updates or changes to estimates the company has utilized to calculate the transition impacts. Final calculations will be completed within the one year measurement period ending December 22, 2018, as required under the rules issued by the SEC. Any change of provisional amounts will be reported in income from continuing operations in the period in which the initial estimates are revised. In addition, we operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. We accrue for the estimated additional tax and interest that may result from tax authorities disputing uncertain tax positions. We have taken and we believe we have made adequate provisions for income taxes for all years that are subject to audit based upon the latest information available. A more complete description of our income taxes and the future benefits of our net operating loss and credit carryforwards is disclosed in Note 2, "INCOME TAXES," to our Consolidated Financial Statements.
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

The expected long-term return on plan assets is used in calculating the net periodic pension cost. We considered several factors in developing our expected rate of return on plan assets. The long-term rate of return considers historical returns and expected returns on current and projected asset allocations. Projected returns are based primarily on broad, publicly traded passive fixed income and equity indices and forward-looking estimates of the value added by active investment management. At December 31, 2017, based upon our target asset allocations, it is anticipated that our U.S. investment policy will generate an average annual return over the 10-year projection period equal to or in excess of 6.5 percent approximately 32 percent of the time while returns of 7.0 percent or greater are anticipated 21 percent of the time, including the additional positive returns expected from active investment management.
Our plan assets have averaged annualized returns of 10.5 percent over the prior eight years, and resulted in approximately $418 million of actuarial gains in accumulated other comprehensive income in the same period. Based on the historical returns and forward-looking return expectations, we believe an investment return assumption of 6.5 percent per year in 2018 for U.S. pension assets is reasonable.
The methodology used to determine the rate of return on pension plan assets in the U.K. was based on establishing an equity-risk premium over current long-term bond yields adjusted based on target asset allocations. At December 31, 2017, based upon our target asset allocations, it is anticipated that our U.K. investment policy will generate an average annual return over the 20-year projection period equal to or in excess of 4.1 percent approximately 50 percent of the time while returns of 4.8 percent or greater are anticipated 25 percent of the time. We expect modest additional positive returns from active investment management. The one-year return for our U.K. plans was 4.4 percent for 2017, and similar to our U.S. plans, the strong returns since 2010 have resulted in approximately $383 million of actuarial gains in accumulated other comprehensive income. Our strategy with respect to our investments in pension plan assets is to be invested with a long-term outlook. Therefore, the risk and return balance of our asset portfolio should reflect a long-term horizon. Based on the historical returns and forward-looking return expectations as the plan assets continue to be de-risked, we believe an investment return assumption of 4.0 percent in 2018 for U.K. pension assets is reasonable. Our pension plan asset allocations at December 31, 2017 and 2016 and target allocation for 2018 are as follows:

	U.S. Plans			U.K. Plans
	Target Allocation	Percentage of Plan Assets at December 31,		Target Allocation	Percentage of Plan Assets at December 31,
Investment description	2018	2017	2016	2018	2017	2016
Liability matching	68.0%	68.3%	57.8%	56.5%	56.1%	54.6%
Risk seeking	32.0%	31.7%	42.2%	43.5%	43.9%	45.4%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
The differences between the actual return on plan assets and expected long-term return on plan assets are recognized in the asset value used to calculate net periodic cost over five years. The table below sets forth the expected return assumptions used to develop our pension cost for the period 2015-2017 and our expected rate of return for 2018.

	Long-term Expected Return Assumptions
	2018	2017	2016	2015
U.S. plans	6.50%	7.25%	7.50%	7.50%
U.K. plans	4.00%	4.50%	4.70%	5.80%
A lower expected rate of return will increase our net periodic pension cost and reduce profitability.
GAAP for pensions offers various acceptable alternatives to account for the differences that eventually arise between the estimates used in the actuarial valuations and the actual results. It is acceptable to delay or immediately recognize these differences. Under the delayed recognition alternative, changes in pension obligations (including those resulting from plan amendments) and changes in the value of assets set aside to meet those obligations are not recognized in net periodic pension cost as they occur but are recognized initially in accumulated other comprehensive loss and subsequently amortized as components of net periodic pension cost systematically and gradually over future periods. In addition to this approach, GAAP also allows immediate recognition of actuarial gains or losses. Immediate recognition introduces volatility in financial results. We have chosen to delay recognition and amortize actuarial differences over future periods. If we adopted the immediate recognition approach, we would record a loss of $864 million ($680 million after-tax) from cumulative actuarial net losses for our U.S. and U.K. pension plans.

The difference between the expected return and the actual return on plan assets is deferred from recognition in our results of operations and under certain circumstances such as when the difference exceeds 10 percent of the market value of plan assets or the projected benefit obligation, amortized over future years of service. This is also true of changes to actuarial assumptions. Under GAAP, the actuarial gains and losses are recognized and recorded in accumulated other comprehensive loss. At December 31, 2017, we had net pension actuarial losses of $649 million and $207 million for the U.S. and U.K. pension plans, respectively. As these amounts exceed 10 percent of their respective plan assets, the excess is amortized over the average remaining service lives of participating employees. Net actuarial losses decreased our shareholders' equity by $28 million after-tax in 2017. The loss is due to lower discount rates in the U.S. and U.K. and unfavorable foreign currency, partially offset by strong asset performance in the U.S. and the U.K.
The table below sets forth the net periodic pension cost for the years ended December 31 and our expected cost for 2018.

In millions	2018	2017	2016	2015
Net periodic pension cost	$79	$82	$42	$63
We expect 2018 net periodic pension cost to decrease compared to 2017, primarily due to reduced loss amortization in the U.S. and U.K., which resulted from strong asset performance, partially offset by lower expected asset returns in the U.S. and U.K. as we de-risk plan trust assets. The increase in net periodic pension cost in 2017 compared to 2016 was primarily due to onboarding North American distributors to Cummins pension benefits, a lower expected rate of return in the U.S. and U.K. and lower discount rates in the U.S. and U.K. The decrease in net periodic pension cost in 2016 compared to 2015 was due to reduced loss amortizations in the U.S. and U.K. and higher discount rates in the U.S. and U.K., partially offset by lower expected asset returns in the U.K. as we de-risked plan trust assets. Another key assumption used in the development of the net periodic pension cost is the discount rate. The weighted-average discount rates used to develop our net periodic pension cost are set forth in the table below.

	Discount Rates
	2018	2017	2016	2015
U.S. plans	3.66%	4.12%	4.47%	4.07%
U.K. plans	2.55%	2.70%	3.95%	3.80%
Changes in the discount rate assumptions will impact the interest cost component of the net periodic pension cost calculation.
The discount rate enables us to state expected future cash payments for benefits as a present value on the measurement date. The guidelines for setting this rate are discussed in GAAP which suggests the use of a high-quality corporate bond rate. We used bond information provided by Moody's Investor Services, Inc. and Standard & Poor's Rating Services. All bonds used to develop our hypothetical portfolio in the U.S. and U.K. were deemed high-quality, non-callable bonds (Aa or better) at December 31, 2017, by at least one of the bond rating agencies.
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
The table below sets forth the estimated impact on our 2018 net periodic pension cost relative to a change in the discount rate and a change in the expected rate of return on plan assets.

In millions	Impact on Pension Cost Increase/(Decrease)
Discount rate used to value liabilities
0.25 percent increase	$(16)
0.25 percent decrease	17
Expected rate of return on assets
1 percent increase	(48)
1 percent decrease	48

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
RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note 1, "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES", to the Consolidated Financial Statements for additional information.
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
The following describes our risk exposures and provides the results of a sensitivity analysis performed at December 31, 2017. The sensitivity analysis assumes instantaneous, parallel shifts in foreign currency exchange rates and commodity prices.
Foreign Exchange Rate Risk
As a result of our international business presence, we are exposed to foreign currency exchange rate risks. We transact business in foreign currencies and, as a result, our income experiences some volatility related to movements in foreign currency exchange rates. To help manage our exposure to exchange rate volatility, we use foreign currency forward contracts on a regular basis to hedge forecasted intercompany and third-party sales and purchases denominated in non-functional currencies. Our internal policy allows for managing anticipated foreign currency cash flows for up to 18 months. These foreign currency forward contracts are designated and qualify as foreign currency cash flow hedges under GAAP. For the years ended December 31, 2017 and 2016, there were no circumstances that would have resulted in the discontinuance of a foreign currency cash flow hedge.
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
At December 31, 2017, the potential gain or loss in the fair value of our outstanding foreign currency contracts, assuming a hypothetical 10 percent fluctuation in the currencies of such contracts, would be approximately $101 million. The sensitivity analysis of the effects of changes in foreign currency exchange rates assumes the notional value to remain constant for the next 12 months. The analysis ignores the impact of foreign exchange movements on our competitive position and potential changes in sales levels. Any change in the value of the contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items.

Interest Rate Risk
We are exposed to market risk from fluctuations in interest rates. We manage our exposure to interest rate fluctuations through the use of interest rate swaps. The objective of the swaps is to more effectively balance our borrowing costs and interest rate risk.
We have a series of interest rate swaps to effectively convert our September 2013, $500 million debt issue, due in 2023, from a fixed rate of 3.65 percent to a floating rate equal to the one-month LIBOR plus a spread. The terms of the swaps mirror those of the debt, with interest paid semi-annually. The swaps were designated, and will be accounted for, as fair value hedges under GAAP. The gain or loss on these derivative instruments, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current income as “Interest expense.” The net swap settlements that accrue each period are also reported in interest expense.
The following table summarizes these gains and losses for the years presented below:

	Years ended December 31,
In millions	2017		2016		2015
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings
Interest expense (1)	$(7)	$8	$(8)	$12	$6	$(2)
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
At December 31, 2017, the potential gain or loss related to the outstanding commodity zero-cost collar contracts, assuming a hypothetical 10 percent fluctuation in the price of such commodities, would be approximately $3 million. The sensitivity analysis of the effects of changes in commodity prices assumes the notional value to remain constant for the next 12 months. The analysis ignores the impact of commodity price movements on our competitive position and potential changes in sales levels. Any change in the value of the zero-cost collar contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items.
We also limit our exposure to commodity price risk by entering into purchasing arrangements to fix the price of certain volumes of platinum and palladium expected to be used in our products. We enter into physical forward contracts with suppliers of platinum and palladium to purchase some volumes of the commodities at contractually stated prices for various periods, generally not exceeding one year. These arrangements enable us to fix the prices of a portion of our purchases of these commodities, which otherwise are subject to market volatility.

ITEM 8.    Financial Statements and Supplementary Data
Index to Financial Statements

•	Management's Report to Shareholders

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015

•	Consolidated Balance Sheets at December 31, 2017 and 2016

•	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

•	Consolidated Statements of Changes in Equity for the years ended December 31, 2017, 2016 and 2015

•	Notes to Consolidated Financial Statements

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NOTE 2	INCOME TAXES
NOTE 3	INVESTMENTS IN EQUITY INVESTEES
NOTE 4	MARKETABLE SECURITIES
NOTE 5	INVENTORIES
NOTE 6	PROPERTY, PLANT AND EQUIPMENT
NOTE 7	GOODWILL AND OTHER INTANGIBLE ASSETS
NOTE 8	PRODUCT WARRANTY LIABILITY
NOTE 9	DEBT
NOTE 10	PENSION AND OTHER POSTRETIREMENT BENEFITS
NOTE 11	OTHER LIABILITIES AND DEFERRED REVENUE
NOTE 12	COMMITMENTS AND CONTINGENCIES
NOTE 13	SHAREHOLDERS' EQUITY
NOTE 14	ACCUMULATED OTHER COMPREHENSIVE LOSS
NOTE 15	STOCK INCENTIVE AND STOCK OPTION PLANS
NOTE 16	NONCONTROLLING INTERESTS
NOTE 17	EARNINGS PER SHARE
NOTE 18	ACQUISITIONS
NOTE 19	IMPAIRMENT OF LIGHT-DUTY DIESEL ASSETS
NOTE 20	RESTRUCTURING ACTIONS AND OTHER CHARGES
NOTE 21	OPERATING SEGMENTS

•	Selected Quarterly Financial Data (Unaudited)

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
Management assessed the effectiveness of our internal control over financial reporting and concluded it was effective as of December 31, 2017. In making its assessment, management utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).
The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cummins Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cummins Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Indianapolis, IN
February 14, 2018

We have served as the Company’s auditor since 2002.

CUMMINS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
In millions, except per share amounts	2017	2016	2015
NET SALES (a)	$20,428	$17,509	$19,110
Cost of sales	15,338	13,057	14,163
GROSS MARGIN	5,090	4,452	4,947
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	2,390	2,046	2,092
Research, development and engineering expenses	752	636	735
Equity, royalty and interest income from investees (Note 3)	357	301	315
Loss contingency (Note 12)	5	138	60
Impairment of light-duty diesel assets (Note 19)	—	—	211
Restructuring actions and other charges (Note 20)	—	—	90
Other operating income (expense), net	65	(5)	(17)
OPERATING INCOME	2,365	1,928	2,057
Interest income	18	23	24
Interest expense (Note 9)	81	69	65
Other income, net	63	48	9
INCOME BEFORE INCOME TAXES	2,365	1,930	2,025
Income tax expense (Note 2)	1,371	474	555
CONSOLIDATED NET INCOME	994	1,456	1,470
Less: Net (loss) income attributable to noncontrolling interests (Note 16)	(5)	62	71
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$999	$1,394	$1,399

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC. (Note 17)
Basic	$5.99	$8.25	$7.86
Diluted	$5.97	$8.23	$7.84
____________________________________

(a)	Includes sales to nonconsolidated equity investees of $1,174 million, $1,028 million and $1,209 million for the years ended December 31, 2017, 2016 and 2015, respectively.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
In millions	2017	2016	2015
CONSOLIDATED NET INCOME	$994	$1,456	$1,470
Other comprehensive income (loss), net of tax (Note 14)
Change in pension and other postretirement defined benefit plans	(4)	(31)	15
Foreign currency translation adjustments	335	(448)	(305)
Unrealized gain (loss) on marketable securities	2	1	(1)
Unrealized gain (loss) on derivatives	5	(12)	6
Total other comprehensive income (loss), net of tax	338	(490)	(285)
COMPREHENSIVE INCOME	1,332	966	1,185
Less: Comprehensive income attributable to noncontrolling interests	15	45	56
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUMMINS INC.	$1,317	$921	$1,129
The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
In millions, except par value	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$1,369	$1,120
Marketable securities (Note 4)	198	260
Total cash, cash equivalents and marketable securities	1,567	1,380
Accounts and notes receivable, net
Trade and other	3,311	2,803
Nonconsolidated equity investees	307	222
Inventories (Note 5)	3,166	2,675
Prepaid expenses and other current assets	577	627
Total current assets	8,928	7,707
Long-term assets
Property, plant and equipment, net (Note 6)	3,927	3,800
Investments and advances related to equity method investees (Note 3)	1,156	946
Goodwill (Note 7)	1,082	480
Other intangible assets, net (Note 7)	973	332
Pension assets (Note 10)	1,043	731
Other assets	966	1,015
Total assets	$18,075	$15,011

LIABILITIES
Current liabilities
Accounts payable (principally trade)	$2,579	$1,854
Loans payable (Note 9)	57	41
Commercial paper (Note 9)	298	212
Accrued compensation, benefits and retirement costs	811	412
Current portion of accrued product warranty (Note 8)	454	333
Current portion of deferred revenue	500	468
Other accrued expenses	915	970
Current maturities of long-term debt (Note 9)	63	35
Total current liabilities	5,677	4,325
Long-term liabilities
Long-term debt (Note 9)	1,588	1,568
Postretirement benefits other than pensions (Note 10)	289	329
Pensions (Note 10)	330	326
Other liabilities and deferred revenue (Note 11)	2,027	1,289
Total liabilities	$9,911	$7,837

Commitments and contingencies (Note 12)

EQUITY
Cummins Inc. shareholders’ equity (Note 13)
Common stock, $2.50 par value, 500 shares authorized, 222.4 and 222.4 shares issued	$2,210	$2,153
Retained earnings	11,464	11,040
Treasury stock, at cost, 56.7 and 54.2 shares	(4,905)	(4,489)
Common stock held by employee benefits trust, at cost, 0.5 and 0.7 shares	(7)	(8)
Accumulated other comprehensive loss (Note 14)	(1,503)	(1,821)
Total Cummins Inc. shareholders’ equity	7,259	6,875
Noncontrolling interests (Note 16)	905	299
Total equity	$8,164	$7,174
Total liabilities and equity	$18,075	$15,011
The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
In millions	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$994	$1,456	$1,470
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Impact of tax legislation, net (Note 2)	820	—	—
Depreciation and amortization	583	530	514
Gains on fair value adjustment for consolidated investees (Note 18)	—	(15)	(18)
Deferred income taxes (Note 2)	(54)	50	(108)
Equity in income of investees, net of dividends (Note 3)	(123)	(46)	(36)
Pension contributions in excess of expense (Note 10)	(161)	(92)	(127)
Other post retirement benefits payments in excess of expense (Note 10)	(5)	(25)	(23)
Stock-based compensation expense (Note 15)	41	32	24
Loss contingency charges, net of payments (Note 12)	5	122	60
Impairment of light-duty diesel assets (Note 19)	—	—	211
Restructuring charges and other actions, net of cash payments (Note 20)	—	(59)	64
Proceeds from corporate owned life insurance	(52)	(22)	6
Translation and hedging activities	71	(55)	26
Changes in current assets and liabilities, net of acquisitions
Accounts and notes receivable	(508)	(265)	103
Inventories	(407)	(4)	150
Other current assets	(12)	14	(151)
Accounts payable	639	188	(130)
Accrued expenses	378	(195)	(226)
Changes in other liabilities and deferred revenue	241	200	292
Other, net	(173)	125	(36)
Net cash provided by operating activities	2,277	1,939	2,065
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(506)	(531)	(744)
Investments in internal use software	(81)	(63)	(55)
Proceeds from disposals of property, plant and equipment	110	14	25
Investments in and advances to equity investees	(66)	(41)	(7)
Acquisitions of businesses, net of cash acquired (Note 18)	(662)	(94)	(117)
Investments in marketable securities—acquisitions (Note 4)	(194)	(478)	(282)
Investments in marketable securities—liquidations (Note 4)	266	306	270
Proceeds from sale of equity investees (Note 3)	—	60	—
Cash flows from derivatives not designated as hedges	76	(102)	8
Other, net	5	12	(16)
Net cash used in investing activities	(1,052)	(917)	(918)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	6	111	44
Net borrowings of commercial paper	86	212	—
Payments on borrowings and capital lease obligations	(60)	(163)	(76)
Net borrowings (payments) under short-term credit agreements	12	19	(41)
Distributions to noncontrolling interests	(29)	(65)	(49)
Dividend payments on common stock (Note 13)	(701)	(676)	(622)
Repurchases of common stock (Note 13)	(451)	(778)	(900)
Acquisitions of noncontrolling interests (Note 18)	—	(98)	(10)
Other, net	63	25	4
Net cash used in financing activities	(1,074)	(1,413)	(1,650)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	98	(200)	(87)
Net increase (decrease) in cash and cash equivalents	249	(591)	(590)
Cash and cash equivalents at beginning of year	1,120	1,711	2,301
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,369	$1,120	$1,711
The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

In millions	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Common Stock Held in Trust	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2014	$556	$1,583	$9,545	$(2,844)	$(13)	$(1,078)	$7,749	$344	$8,093
Net income			1,399				1,399	71	1,470
Other comprehensive income (loss), net of tax (Note 14)						(270)	(270)	(15)	(285)
Issuance of common stock		9					9	—	9
Employee benefits trust activity (Note 13)		25			2		27	—	27
Repurchases of common stock (Note 13)				(900)			(900)	—	(900)
Cash dividends on common stock (Note 13)			(622)				(622)	—	(622)
Distributions to noncontrolling interests							—	(49)	(49)
Stock based awards		(4)		9			5	—	5
Acquisition of noncontrolling interests (Note 18)		(3)					(3)	(7)	(10)
Other shareholder transactions		12					12	—	12
BALANCE AT DECEMBER 31, 2015	$556	$1,622	$10,322	$(3,735)	$(11)	$(1,348)	$7,406	$344	$7,750
Net income			1,394				1,394	62	1,456
Other comprehensive income (loss), net of tax (Note 14)						(473)	(473)	(17)	(490)
Issuance of common stock		6					6	—	6
Employee benefits trust activity (Note 13)		23			3		26	—	26
Repurchases of common stock (Note 13)				(778)			(778)	—	(778)
Cash dividends on common stock (Note 13)			(676)				(676)	—	(676)
Distributions to noncontrolling interests							—	(65)	(65)
Stock based awards		(5)		24			19	—	19
Acquisition of noncontrolling interests (Note 18)		(73)					(73)	(25)	(98)
Other shareholder transactions		24					24	—	24
BALANCE AT DECEMBER 31, 2016	$556	$1,597	$11,040	$(4,489)	$(8)	$(1,821)	$6,875	$299	$7,174
Impact of tax legislation (Note 2)			126				126	—	126
Net income			999				999	(5)	994
Other comprehensive income (loss), net of tax (Note 14)						318	318	20	338
Issuance of common stock		6					6	—	6
Employee benefits trust activity (Note 13)		17			1		18	—	18
Repurchases of common stock (Note 13)				(451)			(451)	—	(451)
Cash dividends on common stock (Note 13)			(701)				(701)	—	(701)
Distributions to noncontrolling interests							—	(29)	(29)
Stock based awards		3		35			38	—	38
Acquisition of business (Note 18)							—	600	600
Other shareholder transactions		31					31	20	51
BALANCE AT DECEMBER 31, 2017	$556	$1,654	$11,464	$(4,905)	$(7)	$(1,503)	$7,259	$905	$8,164

The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
We were founded in 1919 as Cummins Engine Company, a corporation in Columbus, Indiana and one of the first diesel engine manufacturers. In 2001, we changed our name to Cummins Inc. We are a global power leader that designs, manufactures, distributes and services diesel and natural gas engines and engine-related component products, including filtration, aftertreatment, turbochargers, fuel systems, controls systems, air handling systems, transmissions and electric power generation systems. We sell our products to original equipment manufacturers (OEMs), distributors and other customers worldwide. We serve our customers through a network of approximately 500 wholly-owned and independent distributor locations and over 7,500 dealer locations in more than 190 countries and territories.
Principles of Consolidation
Our Consolidated Financial Statements include the accounts of all wholly-owned and majority-owned domestic and foreign subsidiaries where our ownership is more than 50 percent of outstanding equity interests except for majority-owned subsidiaries that are considered variable interest entities (VIEs) where we are not deemed to have a controlling financial interest. In addition, we also consolidate, regardless of our ownership percentage, VIEs for which we are deemed to have a controlling financial interest. Intercompany balances and transactions are eliminated in consolidation. Where our ownership interest is less than 100 percent, the noncontrolling ownership interests are reported in our Consolidated Balance Sheets. The noncontrolling ownership interest in our income, net of tax, is classified as "Net (loss) income attributable to noncontrolling interests" in our Consolidated Statements of Income.
We have variable interests in several businesses accounted for under the equity method of accounting that are deemed to be VIEs and are subject to generally accepted accounting principles in the United States of America (GAAP) for variable interest entities. Most of these VIEs are unconsolidated.
Reclassifications
Certain amounts for 2016 and 2015 have been reclassified to conform to the current year presentation.
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

Foreign currency transaction gains and losses are included in current net income. For foreign entities where the U.S. dollar is the functional currency, including those operating in highly inflationary economies when applicable, we remeasure non-monetary balances and the related income statement using historical exchange rates. We include in income the resulting gains and losses, including the effect of derivatives in our Consolidated Statements of Income, which combined with transaction gains and losses amounted to a net loss of $6 million, $12 million and $18 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
Derivative Instruments
We make use of derivative instruments in foreign exchange, commodity price and interest rate hedging programs. Derivatives currently in use are foreign currency forward contracts, commodity physical forward contracts, options and interest rate swaps. These contracts are used strictly for hedging and not for speculative purposes.
We are exposed to market risk from fluctuations in interest rates. We manage our exposure to interest rate fluctuations through the use of interest rate swaps. The objective of the swaps is to more effectively balance our borrowing costs and interest rate risk. The gain or loss on these derivative instruments as well as the offsetting gain or loss on the hedged item are recognized in current income as "Interest expense." For more detail on our interest rate swaps, see NOTE 9, "DEBT."
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
Income Tax Accounting
We determine our income tax expense using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits of net operating loss and credit carryforwards are also recognized as deferred tax assets. We evaluate the recoverability of our deferred tax assets each quarter by assessing the likelihood of future profitability and available tax planning strategies that could be implemented to realize our net deferred tax assets. A valuation allowance is recorded to reduce the tax assets to the net value management believes is more likely than not to be realized. In the event our operating performance deteriorates, future assessments could conclude that a larger valuation allowance will be needed to further reduce the deferred tax assets. In addition, we operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. We accrue for the estimated additional tax and interest that may result from tax authorities disputing uncertain tax positions. We have taken and we believe we have made adequate provisions for income taxes for all years that are subject to audit based upon the latest information available. A more complete description of our income taxes and the future benefits of our net operating loss and credit carryforwards is disclosed in NOTE 2, "INCOME TAXES."
Cash and Cash Equivalents
Cash equivalents are defined as short-term, highly liquid investments with an original maturity of 90 days or less at the time of purchase. The carrying amounts reflected in our Consolidated Balance Sheets for cash and cash equivalents approximate fair value due to the short-term maturity of these investments.

	Years ended December 31,
In millions	2017	2016	2015
Cash payments for income taxes, net of refunds	$622	$430	$732
Cash payments for interest, net of capitalized interest	82	68	65

Marketable Securities
We account for marketable securities in accordance with GAAP for investments in debt and equity securities. We determine the appropriate classification of all marketable securities as "held-to-maturity," "available-for-sale" or "trading" at the time of purchase, and re-evaluate such classifications at each balance sheet date. At December 31, 2017 and 2016, all of our investments were classified as available-for-sale.
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
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount, which approximates net realizable value, and generally do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on our historical collection experience and by performing an analysis of our accounts receivable in light of the current economic environment. We review our allowance for doubtful accounts on a regular basis. In addition, when necessary, we provide an allowance for the full amount of specific accounts deemed to be uncollectible. Account balances are charged off against the allowance in the period in which we determine that it is probable the receivable will not be recovered. The allowance for doubtful accounts balances for the years ended December 31, 2017 and 2016 were $16 million and $16 million, respectively.
Inventories
Our inventories are stated at the lower of cost or market. For the years ended December 31, 2017 and 2016, approximately 12 percent and 13 percent, respectively, of our consolidated inventories (primarily heavy-duty and high-horsepower engines and parts) were valued using the last-in, first-out (LIFO) cost method. The cost of other inventories is generally valued using the first-in, first-out (FIFO) cost method. Our inventories at interim and year-end reporting dates include estimates for adjustments related to annual physical inventory results and for inventory cost changes under the LIFO cost method. Due to significant movements of partially-manufactured components and parts between manufacturing plants, we do not internally measure, nor do our accounting systems provide, a meaningful segregation between raw materials and work-in-process. See NOTE 5, "INVENTORIES," for additional information.
Property, Plant and Equipment
We record property, plant and equipment, inclusive of assets under capital leases, at cost. We depreciate the cost of the majority of our property, plant and equipment using the straight-line method with depreciable lives ranging from 20 to 40 years for buildings and 3 to 15 years for machinery, equipment and fixtures. Capital lease amortization is recorded in depreciation expense. We expense normal maintenance and repair costs as incurred. Depreciation expense totaled $467 million, $434 million and $419 million for the years ended December 31, 2017, 2016 and 2015, respectively. See NOTE 6, "PROPERTY, PLANT AND EQUIPMENT," for additional information.

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
Our valuation method requires us to make projections of revenue, operating expenses, working capital investment and fixed asset additions for the reporting units over a multi-year period. Additionally, management must estimate a weighted-average cost of capital, which reflects a market rate, for each reporting unit for use as a discount rate. The discounted cash flows are compared to the carrying value of the reporting unit and, if less than the carrying value, a separate valuation of the goodwill is required to determine if an impairment loss has occurred. In addition, we also perform a sensitivity analysis to determine how much our forecasts can fluctuate before the fair value of a reporting unit would be lower than its carrying amount. We performed the required procedures as of the end of our fiscal third quarter and determined that our goodwill was not impaired. At December 31, 2017, our recorded goodwill was $1,082 million, approximately 36 percent of which resided in the aggregated emission solutions and filtration reporting unit. For this reporting unit, the fair value exceeded its carrying value by a substantial margin. Approximately 50 percent and 4 percent of goodwill resides in our new automated transmissions reporting unit and our Brammo Inc. acquisition (not yet allocated to a segment), respectively. Since these businesses were just acquired in the second half of 2017, we did not perform an additional quantitative test as of the end of our third fiscal quarter. See NOTE 18, "ACQUISITIONS," for additional information on the acquisition related goodwill recorded at the respective acquisition dates. Changes in our projections or estimates, a deterioration of our operating results and the related cash flow effect or a significant increase in the discount rate could decrease the estimated fair value of our reporting units and result in a future impairment of goodwill. See NOTE 7, "GOODWILL AND OTHER INTANGIBLE ASSETS," for additional information.
Other Intangible Assets
We capitalize other intangible assets, such as trademarks, patents, and customer relationships, that have been acquired either individually or with a group of other assets.  These intangible assets are amortized on a straight-line basis over their estimated useful lives generally ranging from 3 to 25 years. Intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. See NOTE 7, "GOODWILL AND OTHER INTANGIBLE ASSETS," for additional information.

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
In addition, we sell extended warranty coverage on most of our engines. The revenue collected is initially deferred and is recognized as revenue in proportion to the costs expected to be incurred in performing services over the contract period. We compare the remaining deferred revenue balance quarterly to the estimated amount of future claims under extended warranty programs and provide an additional accrual when the deferred revenue balance is less than expected future costs. See NOTE 8, "PRODUCT WARRANTY LIABILITY," for additional information.
Research and Development
Our research and development program is focused on product improvements, product extensions, innovations and cost reductions for our customers. Research and development expenditures include salaries, contractor fees, building costs, utilities, testing, technical IT, administrative expenses and allocation of corporate costs and are expensed, net of contract reimbursements, when incurred. From time to time, we enter into agreements with customers and government agencies to fund a portion of the research and development costs of a particular project. We generally account for these reimbursements as an offset to the related research and development expenditure. Research and development expenses, net of contract reimbursements, were $734 million in 2017, $616 million in 2016 and $718 million in 2015. Contract reimbursements were $137 million in 2017, $131 million in 2016 and $98 million in 2015.
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
RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Accounting Pronouncements Recently Adopted
In February 2018, the Financial Accounting Standards Board (FASB) amended its standard on comprehensive income to provide an option for an entity to reclassify the stranded tax effects of the Tax Cuts and Jobs Act (Tax Legislation) that was passed in December of 2017 from accumulated other comprehensive income (AOCI) directly to retained earnings.  The stranded tax effects result from the remeasurement of deferred tax assets and liabilities which were originally recorded in comprehensive income but whose remeasurement is reflected in the income statement.  This is a one-time amendment applicable only to the changes resulting from the Tax Legislation.  The standard is effective for us on January 1, 2019, and may be reflected retroactively to any period in which the impacts of the Tax Legislation are recognized.  The standard permits early adoption for any financial statements that have not been released as of the date of the revised standard. We elected to early adopt this standard in our 2017 financial statements using specific identification and as a result reclassified $126 million from

AOCI to retained earnings which is reflected in the rollforward of AOCI. This reclassification relates only to the change in the statutory tax rate. See NOTE 14, "ACCUMULATED OTHER COMPREHENSIVE LOSS," for additional information.
In March 2016, the FASB amended its standards related to accounting for stock compensation, which became effective for us beginning January 1, 2017. The amendment replaced the requirement to record excess tax benefits and certain tax deficiencies in additional paid-in capital by recording all excess tax benefits and tax deficiencies as income tax expense / benefit in the Consolidated Statements of Income and was adopted prospectively. In addition, the standard impacted our Consolidated Statements of Cash Flow retrospectively, as excess tax benefits are now required to be presented as an operating activity and the cash paid to tax authorities is required to be presented as a financing activity. This resulted in a net reclassification of $4 million and $6 million from operating to financing activities for the year ended December 31, 2016 and 2015, respectively. Finally, in accordance with the standard, we elected to continue our historical approach of estimating forfeitures during the award's vesting period and adjusting our estimate when it is no longer probable that the employee will fulfill the service condition. The adoption of the standard was not material to our Consolidated Financial Statements.
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
In March 2017, the FASB amended its standards related to the presentation of pension and other postretirement benefit costs in the financial statements beginning January 1, 2018. Under the new standard, we will be required to separate service costs from all other elements of pension costs and reflect the other elements of pension costs outside of operating income in our Consolidated Statements of Income. In addition, the standard will limit the amount eligible for capitalization (into inventory or self-constructed assets) to the amount of service cost. This portion of the standard will be applied on a prospective basis. The remainder of the new standard is effective for us on a retrospective basis. The retroactive adoption of this standard will result in a reduction in operating income and a corresponding increase in other income (primarily related to the return on pension assets) of $31 million and $48 million for the years ended December 31, 2017 and 2016, respectively.
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
In January 2016, the FASB amended its standards related to the accounting for certain financial instruments. This amendment addresses certain aspects of recognition, measurement, presentation and disclosure. The new rules will become effective for annual and interim periods beginning after December 15, 2017. Early adoption is not permitted. We do not expect the standard to have a material impact on our Consolidated Financial Statements.
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

We identified a change in the manner in which we will account for certain license income. We license certain technology to our unconsolidated joint ventures that meet the definition of functional under the standard, which requires that revenue be recognized at a point in time rather than the current requirement of recognizing it over the license term. Using the modified retrospective adoption method, we will record an adjustment to our opening equity balance at January 1, 2018, to account for the differences between existing revenue recorded and what would have been recorded under the new standard for contracts for which we started recognizing revenue prior to the adoption date. We expect to record a credit to equity of approximately $30 million before taxes. We do not expect a material impact on any individual year from this change.

We also identified transactions where revenue recognition is currently limited to the amount of billings not contingent on our future performance. With the allocation provisions of the new model, we expect to accelerate the timing of revenue recognition for amounts related to satisfied performance obligations that would be delayed under the current guidance. We do not expect the impact of this change to be material.

On an ongoing basis, we do not expect this amendment to have a material impact on our Consolidated Financial Statements, including our internal controls over financial reporting. The revenue recognition disclosures will significantly expand under the new standard, specifically around the quantitative and qualitative information about performance obligations, changes in contract assets and liabilities and disaggregation of revenue.
NOTE 2. INCOME TAXES
The following table summarizes income before income taxes:

	Years ended December 31,
In millions	2017	2016	2015
U.S. income	$1,237	$995	$1,275
Foreign income	1,128	935	750
Income before income taxes	$2,365	$1,930	$2,025

Income tax expense (benefit) consists of the following:

	Years ended December 31,
In millions	2017	2016	2015
Current
U.S. federal and state	$355	$211	$516
Foreign	289	213	147
Impact of tax legislation	349	—	—
Total current	993	424	663
Deferred
U.S. federal and state	(42)	57	(151)
Foreign	(12)	(7)	43
Impact of tax legislation	432	—	—
Total deferred	378	50	(108)
Income tax expense	$1,371	$474	$555

A reconciliation of the statutory U.S. federal income tax rate to the effective tax rate was as follows:

	Years ended December 31,
	2017	2016	2015
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal effect	0.6	0.8	1.2
Differences in rates and taxability of foreign subsidiaries and joint ventures	(6.4)	(7.2)	(6.6)
Research tax credits	(1.4)	(1.7)	(1.4)
Impact of tax legislation	33.1	—	—
Other, net	(2.9)	(2.3)	(0.8)
Effective tax rate	58.0%	24.6%	27.4%

Our income tax rates are generally less than the 35 percent U.S. statutory income tax rate primarily because of lower taxes on foreign earnings and research tax credits. On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (Tax Legislation), which changed the U.S. statutory rate to 21 percent effective January 1, 2018 and requires companies to pay a one-time transition tax on certain previously undistributed earnings of certain foreign subsidiaries and foreign joint ventures that were tax deferred. Our effective tax rate for 2017 was 58.0 percent compared to 24.6 percent for 2016. The impacts of the Tax Legislation resulted in additional tax expense of $781 million.
The Securities and Exchange Commission (SEC) issued guidance which addressed the uncertainty in the application of GAAP to the Tax Legislation where certain income tax effects cannot be finalized at December 31, 2017. This guidance allows entities to record provisional amounts based on current estimates that are updated on a quarterly basis. As a result, our accounting for the effects of the Tax Legislation are not considered complete at this time. The final transition impacts of the Tax Legislation may differ from our estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Legislation, any legislative action to address questions that arise because of the Tax Legislation, any changes in accounting standards for income taxes or related interpretations in response to the Tax Legislation, or any updates or changes to estimates the company has utilized to calculate the transition impacts. The SEC requires final calculations to be completed within the one year measurement period ending December 22, 2018, and reflect any additional guidance issued throughout the year. Any adjustments of provisional amounts will be reported in continuing operations in the period in which the estimates change. We have made provisional estimates of the effects of the Tax Legislation in three primary areas: (1) our existing deferred tax balances; (2) the one-time transition tax and (3) the withholding tax accrued on those earnings no longer considered permanently reinvested at December 31, 2017. Each of these items is described in more detail below.
Deferred tax assets and liabilities
We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21 percent. We are still analyzing certain aspects of the Tax Legislation and refining our calculations, which could potentially affect the measurement of these balances. The provisional amount related to the remeasurement of our deferred tax balance is an incremental tax expense of $152 million. See NOTE 3, "INVESTMENTS IN EQUITY INVESTEES," for the impact to our equity investees.

One-time transition tax
The one-time transition tax is based on our total post-1986 unrepatriated earnings and profits not previously subject to U.S. income tax. The recorded provisional amount for our one-time transition tax is a tax expense of $298 million with a cash impact of $338 million .
Withholding tax
Withholding tax is an additional cost associated with the distribution of earnings from some jurisdictions. As a result of the Tax Legislation, we reconsidered previous assertions regarding earnings that were considered permanently reinvested, which requires us to record withholding taxes on earnings likely to be distributed in the foreseeable future. The assertion as to which earnings are permanently reinvested for purposes of calculating withholding tax is provisional as we refine the underlying calculations of the amount of earnings subject to the tax and the rate at which it will be taxed. The recorded provisional amount for the withholding tax resulted in an incremental tax expense of $331 million. See NOTE 3, "INVESTMENTS IN EQUITY INVESTEES," and NOTE 16, "NONCONTROLLING INTERESTS," for the impact of withholding taxes to our equity investees and noncontrolling interests.
Carryforward tax benefits and the tax effect of temporary differences between financial and tax reporting that give rise to net deferred tax (liabilities) assets were as follows:

	December 31,
In millions	2017	2016
Deferred tax assets
U.S. state carryforward benefits	$200	$159
Foreign carryforward benefits	159	154
Employee benefit plans	274	401
Warranty expenses	300	405
Accrued expenses	95	107
Other	70	64
Gross deferred tax assets	1,098	1,290
Valuation allowance	(347)	(307)
Total deferred tax assets	751	983
Deferred tax liabilities
Property, plant and equipment	(250)	(319)
Unremitted income of foreign subsidiaries and joint ventures	(331)	(59)
Employee benefit plans	(224)	(213)
Other	(31)	(48)
Total deferred tax liabilities	(836)	(639)
Net deferred tax (liabilities) assets	$(85)	$344

Our 2017 U.S. carryforward benefits include $200 million of state credit and net operating loss carryforward benefits that begin to expire in 2018. Our foreign carryforward benefits include $159 million of net operating loss carryforwards that begin to expire in 2018. A valuation allowance is recorded to reduce the gross deferred tax assets to an amount we believe is more likely than not to be realized. The valuation allowance was $347 million and increased in 2017 by a net $40 million. The valuation allowance is primarily attributable to the uncertainty regarding the realization of a portion of the U.S. state and foreign net operating loss and tax credit carryforward benefits.

Our Consolidated Balance Sheets contain the following tax related items:

	December 31,
In millions	2017	2016
Prepaid and other current assets
Refundable income taxes	$152	$192
Other assets
Deferred income tax assets	306	420
Long-term refundable income taxes	6	22
Accrued expenses
Income tax payable	77	48
Other liabilities and deferred revenue
Income tax payable	281	—
Deferred income tax liabilities	391	76

A reconciliation of unrecognized tax benefits for the years ended December 31, 2017, 2016 and 2015 was as follows:

	December 31,
In millions	2017	2016	2015
Balance at beginning of year	$59	$135	$174
Additions to current year tax positions	11	10	8
Additions to prior years' tax positions	9	18	24
Reductions to prior years' tax positions	(3)	—	—
Reductions for tax positions due to settlements with taxing authorities	(35)	(104)	(71)
Balance at end of year	$41	$59	$135

Included in the December 31, 2017, 2016 and 2015, balances are $32 million, $31 million and $78 million, respectively, related to tax positions that, if recognized, would favorably impact the effective tax rate in future periods. Also, we had accrued interest expense related to the unrecognized tax benefits of $4 million, $3 million and $8 million as of December 31, 2017, 2016 and 2015, respectively. We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the years ended December 31, 2017, 2016 and 2015, we recognized $3 million, $2 million and $5 million in net interest expense, respectively.
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
As a result of our global operations, we file income tax returns in various jurisdictions including U.S. federal, state and foreign jurisdictions. We are routinely subject to examination by taxing authorities throughout the world, including Australia, Belgium, Brazil, Canada, China, France, India, Mexico, the U.K. and the U.S. With few exceptions, our U.S. federal, major state and foreign jurisdictions are no longer subject to income tax assessments for years before 2013. The U.S. examinations related to tax years 2013-2015 concluded during 2017.

NOTE 3. INVESTMENTS IN EQUITY INVESTEES
Investments and advances related to equity method investees and our ownership percentage was as follows:

		December 31,
In millions	Ownership %	2017	2016
Beijing Foton Cummins Engine Co., Ltd.	50%	$223	$163
Komatsu alliances	20-50%	219	197
Dongfeng Cummins Engine Company, Ltd.	50%	146	111
Cummins-Scania XPI Manufacturing, LLC	50%	87	82
Chongqing Cummins Engine Company, Ltd.	50%	84	73
Tata Cummins, Ltd.	50%	59	63
Other	Various	338	257
Investments and advances related to equity method investees		$1,156	$946

We have approximately $614 million in our investment account at December 31, 2017, that represents cumulative undistributed income in our equity investees. Dividends received from our unconsolidated equity investees were $219 million, $212 million and $248 million in 2017, 2016 and 2015, respectively.
Equity, royalty and interest income from investees, net of applicable taxes, was as follows:

	Years ended December 31,
In millions	2017		2016	2015
Distribution entities
Komatsu Cummins Chile, Ltda.	$30		$34	$31
North American distributors	—		21	33
All other distributors	(1)		—	3
Manufacturing entities
Beijing Foton Cummins Engine Co., Ltd.	94		52	62
Dongfeng Cummins Engine Company, Ltd.	73		46	51
Chongqing Cummins Engine Company, Ltd.	41		38	41
Dongfeng Cummins Emission Solutions Co., Ltd.	13		9	6
Shanghai Fleetguard Filter Co., Ltd.	12		10	10
Cummins Westport, Inc.	9	(1)	11	18
All other manufacturers	37	(1)	39	18
Cummins share of net income	308		260	273
Royalty and interest income	49		41	42
Equity, royalty and interest income from investees	$357		$301	$315

___________________________________________________________
(1) U.S. tax legislation passed in December 2017 decreased our equity earnings at certain equity investees, including a $7 million unfavorable impact to Cummins Westport, Inc. due to the remeasurement of deferred taxes and a $32 million unfavorable impact to "All other manufacturers" due to withholding tax adjustments on foreign earnings. See Note 2, "INCOME TAXES," to our Consolidated Financial Statements for additional information.
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

•
Komatsu Cummins Chile, Ltda. - Komatsu Cummins Chile, Ltda. is a joint venture with Komatsu America Corporation. The joint venture is a distributor that offers the full range of our products and services to customers and end-users in Chile and Peru.

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
Manufacturing Entities
Our manufacturing joint ventures have generally been formed with customers and generally are intended to allow us to increase our market penetration in geographic regions, reduce capital spending, streamline our supply chain management and develop technologies. Our largest manufacturing joint ventures are based in China and are included in the list below. Our engine manufacturing joint ventures are supplied by our Components segment in the same manner as it supplies our wholly-owned Engine segment and Power Systems segment manufacturing facilities. Our Components segment joint ventures and wholly owned entities provide fuel systems, filtration, aftertreatment systems, turbocharger products and transmissions that are used with our engines as well as some competitors' products. The results and investments in our joint ventures in which we have 50 percent or less ownership interest are included in “Equity, royalty and interest income from investees” and “Investments and advances related to equity method investees” in our Consolidated Statements of Income and Consolidated Balance Sheets, respectively.

•
Beijing Foton Cummins Engine Co., Ltd. - Beijing Foton Cummins Engine Co., Ltd. is a joint venture in China with Beiqi Foton Motor Co., Ltd., a commercial vehicle manufacturer, which consists of two distinct lines of business, a light-duty business and a heavy-duty business. The light-duty business produces our families of ISF 2.8 liter to 4.5 liter high performance light-duty diesel engines in Beijing. These engines are used in light-duty commercial trucks, pickup trucks, buses, multipurpose and sport utility vehicles with main markets in China, Brazil and Russia. Certain types of marine, small construction equipment and industrial applications are also served by these engine families. The heavy-duty business produces ISG 10.5 liter and ISG 11.8 liter families of our high performance heavy-duty diesel engines in Beijing. These engines are used in heavy-duty commercial trucks in China and will be used by Cummins either directly sourced from China and/or locally assembled in other markets. Certain types of construction equipment and industrial applications are also served by these engine families.

•
Dongfeng Cummins Engine Company, Ltd. - Dongfeng Cummins Engine Company, Ltd. (DCEC) is a joint venture in China with Dongfeng Automotive Co. Ltd., a subsidiary of Dongfeng Motor Corporation, one of the largest medium-duty and heavy-duty truck manufacturers in China. DCEC produces Cummins 3.9 to 13-liter mechanical engines, full-electric diesel engines, with a power range from 80 to 680 horsepower, and natural gas engines.

•
Chongqing Cummins Engine Company, Ltd. - Chongqing Cummins Engine Company, Ltd. is a joint venture in China with Chongqing Machinery and Electric Co. Ltd. This joint venture manufactures several models of our heavy-duty and high-horsepower diesel engines, primarily serving the industrial and stationary power markets in China.

•
Dongfeng Cummins Emission Solutions Co., Ltd. - Dongfeng Cummins Emission Solutions Co. Ltd. is a joint venture in China with Dongfeng Industrial Company, a subsidiary of Dongfeng Motor Group Company Limited, a manufacturer of numerous on-highway vehicles. This joint venture produces, purchases and sells advanced diesel engine aftertreatment solutions to support the full line of Dongfeng's commercial vehicles.

•
Shanghai Fleetguard Filter Co., Ltd. - Shanghai Fleetguard Filter Co. Ltd. is a joint venture in China with Dongfeng Motor Co., Ltd., a manufacturer of numerous on-highway vehicles. This joint venture produces and sells filters and filter parts to support the full line of Dongfeng's commercial vehicles.

•
Cummins Westport, Inc. - Cummins Westport Inc. is a joint venture in Canada with Westport Innovations Inc. to market and sell automotive spark-ignited natural gas engines worldwide and to participate in joint technology projects on low-emission technologies.

Equity Investee Financial Summary
Summary financial information for our equity investees was as follows:

	For the years ended and at December 31,
In millions	2017	2016	2015
Net sales	$7,050	$5,654	$5,946
Gross margin	1,422	1,182	1,265
Net income	680	499	521

Cummins share of net income	$308	$260	$273
Royalty and interest income	49	41	42
Total equity, royalty and interest from investees	$357	$301	$315

Current assets	$3,416	$2,602
Non-current assets	1,379	1,377
Current liabilities	(2,567)	(1,938)
Non-current liabilities	(237)	(232)
Net assets	$1,991	$1,809

Cummins share of net assets	$1,116	$927

Sale of Equity Investee
In the fourth quarter of 2016, we sold our remaining 49 percent interest in Cummins Olayan Energy for $61 million and recognized a gain of $17 million. We received cash of $58 million with the remaining balance receivable in future periods.
NOTE 4. MARKETABLE SECURITIES
A summary of marketable securities, all of which are classified as current, was as follows:

	December 31,
	2017			2016
In millions	Cost	Gross unrealized gains/(losses)	Estimated fair value	Cost	Gross unrealized gains/(losses)	Estimated fair value
Available-for-sale (1)
Debt mutual funds	$170	$—	$170	$132	$—	$132
Bank debentures	—	—	—	114	—	114
Equity mutual funds	12	3	15	12	—	12
Certificates of deposit	12	—	12	—	—	—
Government debt securities	1	—	1	2	—	2
Total marketable securities	$195	$3	$198	$260	$—	$260

______________________________________________________
(1) All marketable securities are classified as Level 2 securities. The fair value of Level 2 securities is estimated using actively quoted prices for similar instruments from brokers and observable inputs where available, including market transactions and third-party pricing services, or net asset values provided to investors. We do not currently have any Level 3 securities and there were no transfers between Level 2 or 3 during 2017 or 2016.
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

•
Bank debentures and Certificates of deposit— These investments provide us with a contractual rate of return and generally range in maturity from three months to five years. The counterparties to these investments are reputable financial institutions with investment grade credit ratings. Since these instruments are not tradable and must be settled directly by us with the respective financial institution, our fair value measure is the financial institutions’ month-end statement.

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

The proceeds from sales and maturities of marketable securities and gross realized gains from the sale of available-for-sale (AFS) securities were as follows:

	Years ended December 31,
In millions	2017	2016	2015
Proceeds from sales and maturities of marketable securities	$266	$306	$270
Gross realized gains from the sale of available-for-sale securities(1)	—	—	1
____________________________________________________
(1) Gross realized losses from the sale of available-for-sale securities were immaterial.
At December 31, 2017, the fair value of AFS investments in debt securities that utilize a Level 2 fair value measure is shown by contractual maturity below:

Maturity date	(in millions)
1 year or less	$182
1 - 5 years	1
Total	$183

NOTE 5. INVENTORIES
Inventories are stated at the lower of cost or market. Inventories included the following:

	December 31,
In millions	2017	2016
Finished products	$2,078	$1,779
Work-in-process and raw materials	1,216	1,005
Inventories at FIFO cost	3,294	2,784
Excess of FIFO over LIFO	(128)	(109)
Total inventories	$3,166	$2,675

NOTE 6. PROPERTY, PLANT AND EQUIPMENT
Details of our property, plant and equipment balance were as follows:

	December 31,
In millions	2017	2016
Land and buildings	$2,332	$2,075
Machinery, equipment and fixtures	5,285	4,898
Construction in process	441	662
Property, plant and equipment, gross	8,058	7,635
Less: Accumulated depreciation	(4,131)	(3,835)
Property, plant and equipment, net	$3,927	$3,800

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016:

In millions	Components		Distribution	Power Systems	Engine	Total
Balance at December 31, 2015	$391		$75	$10	$6	$482
Acquisitions	—		4	—	—	4
Translation and other	(5)		—	(1)	—	(6)
Balance at December 31, 2016	386		79	9	6	480
Acquisitions	544	(1)	—	—	—	544
Translation and other	10		—	1	—	11
Balance at December 31, 2017	$940		$79	$10	$6	$1,035
Goodwill not yet allocated to segments						47	(2)
						$1,082

____________________________________________________

(1)	Acquisition goodwill relates to Eaton Cummins Automated Transmission Technologies. See Note 18, "ACQUISITIONS," for additional information.

(2)
Goodwill associated with the Brammo Inc. acquisition was presented as a reconciling item as it had not yet been assigned to a reportable segment at December 31, 2017. Effective January 1, 2018, Brammo Inc. will be assigned to a new reportable segment called Electrified Power. See Note 18, "ACQUISITIONS," for additional information.

Intangible assets that have finite useful lives are amortized over their estimated useful lives. The following table summarizes our other intangible assets with finite useful lives that are subject to amortization:

	December 31,
In millions	2017	2016
Software	$718	$617
Less: Accumulated amortization	(386)	(330)
Software, net	332	287
Trademarks, patents, customer relationships and other	786	164
Less: Accumulated amortization	(145)	(119)
Trademarks, patents, customer relationships and other, net	641	45
Total other intangible assets, net	$973	$332

Amortization expense for software and other intangibles totaled $112 million, $92 million and $90 million for the years ended December 31, 2017, 2016 and 2015, respectively. The projected amortization expense of our intangible assets, assuming no further acquisitions or dispositions, is as follows:

In millions	2018	2019	2020	2021	2022
Projected amortization expense	$130	$116	$101	$76	$55

NOTE 8. PRODUCT WARRANTY LIABILITY
A tabular reconciliation of the product warranty liability, including the deferred revenue related to our extended warranty coverage and accrued recall programs was as follows:

	December 31,
In millions	2017	2016	2015
Balance, beginning of year	$1,414	$1,404	$1,283
Provision for warranties issued	557	334	391
Deferred revenue on extended warranty contracts sold	240	231	290
Payments	(398)	(385)	(389)
Amortization of deferred revenue on extended warranty contracts	(219)	(201)	(179)
Changes in estimates for pre-existing warranties	85	44	20
Foreign currency translation	8	(13)	(12)
Balance, end of year	$1,687	$1,414	$1,404

Warranty related deferred revenues and the long-term portion of the warranty liabilities on our Consolidated Balance Sheets were as follows:

	December 31,
In millions	2017	2016	Balance Sheet Location
Deferred revenue related to extended coverage programs
Current portion	$231	$218	Current portion of deferred revenue
Long-term portion	536	527	Other liabilities and deferred revenue
Total	$767	$745

Long-term portion of warranty liability	$466	$336	Other liabilities and deferred revenue

NOTE 9. DEBT
Loans Payable and Commercial Paper
Loans payable at December 31, 2017 and 2016 were $57 million and $41 million, respectively, and consisted primarily of notes payable to financial institutions. The weighted-average interest rate for notes payable, bank overdrafts and current maturities of long-term debt at December 31 was as follows:

	2017	2016	2015
Weighted-average interest rate	3.01%	4.20%	3.65%

We can issue up to $1.75 billion of unsecured short-term promissory notes ("commercial paper") pursuant to our board authorized commercial paper programs. The programs facilitate the private placement of unsecured short-term debt through third party brokers. We intend to use the net proceeds from the commercial paper borrowings for general corporate purposes. We had $298 million in outstanding borrowings under our commercial paper programs at December 31, 2017, with a weighted-average interest rate of 1.56 percent.
Revolving Credit Facilities
On November 13, 2015, we entered into an amended and restated five-year revolving credit agreement with a syndicate of lenders, which provides us with a $1.75 billion senior unsecured revolving credit facility and expires on November 13, 2020. Amounts payable under our revolving credit facility will rank pro rata with all of our unsecured, unsubordinated indebtedness. Up to $300 million under our credit facility is available for swingline loans. Advances under the facility bear interest at (i) a base rate or (ii) a rate equal to the LIBOR rate plus an applicable margin based on the credit ratings of our outstanding senior unsecured long-term debt. Based on our current long-term debt ratings, the applicable margin on LIBOR rate loans was 0.75 percent per annum at December 31, 2017. Advances under the facility may be prepaid without premium or penalty, subject to customary breakage costs.
On September 5, 2017, we entered into a 364-day credit facility that allows us to borrow up to $1 billion of additional unsecured funds at any time through September 2018.
These credit agreements include various covenants, including, among others, maintaining a leverage ratio of no more than 3.5 to 1.0. At December 31, 2017, we were in compliance with the covenants.
There were no outstanding borrowings under these facilities at December 31, 2017. We intend to maintain credit facilities of a similar aggregate amount by renewing or replacing these facilities before expiration. Revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings, letters of credit and general corporate purposes. At December 31, 2017, we had $298 million of commercial paper outstanding, which effectively reduced the $1.75 billion available capacity under our five-year revolving credit facility to $1.45 billion. At December 31, 2017, we also had $1 billion available under our 364-day facility.
At December 31, 2017, we also had $240 million available for borrowings under our international and other domestic credit facilities.

Long-term Debt

	December 31,
In millions	2017	2016
Long-term debt
Senior notes, 3.65%, due 2023	$500	$500
Debentures, 6.75%, due 2027	58	58
Debentures, 7.125%, due 2028	250	250
Senior notes, 4.875%, due 2043	500	500
Debentures, 5.65%, due 2098 (effective interest rate 7.48%)	165	165
Other debt	76	51
Unamortized discount	(54)	(56)
Fair value adjustments due to hedge on indebtedness	35	47
Capital leases	121	88
Total long-term debt	1,651	1,603
Less: Current maturities of long-term debt	63	35
Long-term debt	$1,588	$1,568

Principal payments required on long-term debt during the next five years are as follows:

In millions	2018	2019	2020	2021	2022
Principal payments	$63	$50	$12	$6	$6

Interest on the $500 million aggregate principal amount of 3.65% senior unsecured notes due in 2023 and the $500 million aggregate principal amount of 4.875% senior unsecured notes due in 2043 pay interest semi-annually on April 1 and October 1 of each year.
Interest on the 6.75% debentures is payable on February 15 and August 15 of each year.
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
Our debt agreements contain several restrictive covenants. The most restrictive of these covenants applies to our revolving credit facility which will upon default, among other things, limit our ability to incur additional debt or issue preferred stock, enter into sale-leaseback transactions, sell or create liens on our assets, make investments and merge or consolidate with any other entity. In addition, we are subject to a maximum debt-to-EBITDA ratio financial covenant. At December 31, 2017, we were in compliance with all of the covenants under our borrowing agreements.
Shelf Registration
As a well-known seasoned issuer, we filed an automatic shelf registration for an undetermined amount of debt and equity securities with the SEC on February 16, 2016. Under this shelf registration we may offer, from time to time, debt securities, common stock, preferred and preference stock, depositary shares, warrants, stock purchase contracts and stock purchase units.
Interest
For the years ended December 31, 2017, 2016 and 2015, total interest incurred was $85 million, $75 million and $68 million, respectively, and interest capitalized was $4 million, $6 million and $3 million, respectively.
Interest Rate Risk
We are exposed to market risk from fluctuations in interest rates. We manage our exposure to interest rate fluctuations through the use of interest rate swaps. The objective of the swaps is to more effectively balance our borrowing costs and interest rate risk.
We have a series of interest rate swaps to effectively convert our September 2013, $500 million debt issue, due in 2023, from a fixed rate of 3.65 percent to a floating rate equal to the one-month LIBOR plus a spread. The terms of the swaps mirror those of the debt, with interest paid semi-annually. The swaps were designated, and will be accounted for, as fair value hedges under GAAP. The gain or loss on these derivative instruments, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current income as “Interest expense.” The net swap settlements that accrue each period are also reported in interest expense.
The following table summarizes these gains and losses for the years presented below:

	Years ended December 31,
In millions	2017		2016		2015
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings
Interest expense (1)	$(7)	$8	$(8)	$12	$6	$(2)
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
Fair Value of Debt
Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair values and carrying values of total debt, including current maturities, were as follows:

	December 31,
In millions	2017	2016
Fair values of total debt (1)	$2,301	$2,077
Carrying values of total debt	2,006	1,856

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
Obligations, Assets and Funded Status
Benefit obligation balances presented below reflect the projected benefit obligation (PBO) for our pension plans. The changes in the benefit obligations, the various plan assets, the funded status of the plans and the amounts recognized in our Consolidated Balance Sheets for our significant pension plans at December 31 were as follows:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans		U.K. Plans
In millions	2017	2016	2017	2016
Change in benefit obligation
Benefit obligation at the beginning of the year	$2,661	$2,533	$1,451	$1,390
Service cost	107	90	26	21
Interest cost	106	109	40	50
Actuarial loss	61	111	53	316
Benefits paid from fund	(155)	(175)	(54)	(55)
Benefits paid directly by employer	(15)	(16)	—	—
Plan amendments	—	9	—	—
Exchange rate changes	—	—	146	(271)
Benefit obligation at end of year	$2,765	$2,661	$1,662	$1,451
Change in plan assets
Fair value of plan assets at beginning of year	$2,751	$2,636	$1,753	$1,712
Actual return on plan assets	351	200	78	402
Employer contributions	219	90	9	28
Benefits paid	(155)	(175)	(54)	(55)
Exchange rate changes	—	—	174	(334)
Fair value of plan assets at end of year	$3,166	$2,751	$1,960	$1,753
Funded status (including underfunded and nonfunded plans) at end of year	$401	$90	$298	$302
Amounts recognized in consolidated balance sheets
Pension assets - long-term	$745	$429	$298	$302
Accrued compensation, benefits and retirement costs - current liabilities	(14)	(13)	—	—
Pensions - long-term liabilities	(330)	(326)	—	—
Net amount recognized	$401	$90	$298	$302
Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$649	$770	$207	$172
Prior service cost	8	9	—	—
Net amount recognized	$657	$779	$207	$172

In addition to the pension plans in the above table, we also maintain less significant defined benefit pension plans primarily in 14 other countries outside of the U.S. and the U.K. that comprise approximately 3 percent and 4 percent of our pension plan assets and obligations, respectively at December 31, 2017. These plans are reflected in "Other liabilities and deferred revenue" on our Consolidated Balance Sheets. In 2017, we made $11 million of contributions to these plans.

The following table presents information regarding total accumulated benefit obligation, PBO's and underfunded pension plans that are included in the preceding table:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans		U.K. Plans
In millions	2017	2016	2017	2016
Total accumulated benefit obligation	$2,745	$2,625	$1,569	$1,366
Plans with accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation	323	304	—	—
Plans with projected benefit obligation in excess of plan assets
Projected benefit obligation	344	339	—	—

Components of Net Periodic Pension Cost
The following table presents the net periodic pension cost under our plans for the years ended December 31:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans			U.K. Plans
In millions	2017	2016	2015	2017	2016	2015
Service cost	$107	$90	$80	$26	$21	$27
Interest cost	106	109	102	40	50	56
Expected return on plan assets	(204)	(201)	(189)	(70)	(71)	(91)
Amortization of prior service cost	—	—	(1)	—	—	—
Recognized net actuarial loss	37	29	45	40	15	34
Net periodic pension cost	$46	$27	$37	$36	$15	$26

Other changes in benefit obligations and plan assets recognized in other comprehensive income for the years ended December 31 were as follows:

In millions	2017	2016	2015
Amortization of prior service credit	$—	$—	$1
Recognized net actuarial loss	(77)	(44)	(79)
Incurred actuarial (gain) loss	(40)	107	105
Foreign exchange translation adjustments	30	(28)	(7)
Total recognized in other comprehensive income	$(87)	$35	$20

Total recognized in net periodic pension cost and other comprehensive income	$(5)	$77	$83

The amount in accumulated other comprehensive loss expected to be recognized as a component of net periodic pension cost during the next fiscal year is a net actuarial loss of $62 million.
Assumptions
The table below presents various assumptions used in determining the PBO for each year and reflects weighted-average percentages for the various plans as follows:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans		U.K. Plans
	2017	2016	2017	2016
Discount rate	3.66%	4.12%	2.55%	2.70%
Compensation increase rate	2.99%	4.87%	3.75%	3.75%

The table below presents various assumptions used in determining the net periodic pension cost and reflects weighted-average percentages for the various plans as follows:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans			U.K. Plans
	2017	2016	2015	2017	2016	2015
Discount rate	4.12%	4.47%	4.07%	2.70%	3.95%	3.80%
Expected return on plan assets	7.25%	7.50%	7.50%	4.50%	4.70%	5.80%
Compensation increase rate	4.87%	4.87%	4.88%	3.75%	3.75%	4.25%

Plan Assets
Our investment policies in the U.S. and U.K. provide for the rebalancing of assets to maintain our long-term strategic asset allocation. We are committed to this long-term strategy and do not attempt to time the market given empirical evidence that asset allocation is more critical than individual asset or investment manager selection. Rebalancing of the assets has and continues to occur. The rebalancing is critical to having the proper weighting of assets to achieve the expected total portfolio returns. We believe that our portfolio is highly diversified and does not have any significant exposure to concentration risk. The plan assets for our defined benefit pension plans do not include any of our common stock.
U.S. Plan Assets
For the U.S. qualified pension plans, our assumption for the expected return on assets was 7.25 percent in 2017. Projected returns are based primarily on broad, publicly traded equity and fixed income indices and forward-looking estimates of active portfolio and investment management. We expect additional positive returns from this active investment management. Based on the historical returns and forward-looking return expectations in a rising interest rate environment, we have elected to reduce our assumption to 6.50 percent in 2018.
The primary investment objective is to exceed, on a net-of-fee basis, the rate of return of a policy portfolio comprised of the following:

Asset Class	Target	Range
U.S. equities	10.0%	+2.0/-8.0%
Non-U.S. equities	2.0%	+3.0/-2.0%
Global equities	8.0%	+1.0/-5.0%
Total equities	20.0%
Real estate	6.0%	+4.0/-6.0%
Private equity/venture capital	4.0%	+6.0/-4.0%
Opportunistic credit	2.0%	+8.0/-2.0%
Fixed income	68.0%	+/-5.0%
Total	100.0%

The fixed income component is structured to represent a custom bond benchmark that will closely hedge the change in the value of our liabilities. This component is structured in such a way that its benchmark covers approximately 100 percent of the plan's exposure to changes in its discount rate (AA corporate bond yields). In order to achieve a hedge on more than the targeted 68 percent of plan assets invested in fixed income securities, our Benefits Policy Committee (BPC) permits the fixed income managers, other managers or the custodian/trustee to utilize derivative securities, as part of a liability driven investment strategy to further reduce the plan's risk of declining interest rates. However, all managers hired to manage assets for the trust are prohibited from using leverage unless specifically discussed with the BPC and approved in their guidelines.
U.K. Plan Assets
For the U.K. qualified pension plans, our assumption for the expected return on assets was 4.5 percent in 2017. The methodology used to determine the rate of return on pension plan assets in the U.K. was based on establishing an equity-risk premium over current long-term bond yields adjusted based on target asset allocations. Our strategy with respect to our investments in these assets is to be invested in a suitable mixture of return-seeking assets such as equities, real estate and liability matching assets such as group annuity insurance contracts and duration matched bonds. Therefore, the risk and return balance of our U.K. asset portfolio should reflect a long-term horizon. To achieve these objectives we have established the following targets:

Asset Class	Target
Global equities	23.0%
Real estate/private markets	5.0%
Re-insurance	8.0%
Corporate credit instruments	7.5%
Fixed income	56.5%
Total	100.0%

As part of our strategy in the U.K. we have not prohibited the use of any financial instrument, including derivatives. As in the U.S. plan, derivatives may be used to better match liability duration and are not used in a speculative way. The 56.5 percent fixed income component is structured in a way that covers approximately 79 percent of the plan's exposure to changes in its discount rate. Based on the above discussion, we have elected an assumption of 4.00 percent in 2018.
Fair Value of U.S. Plan Assets
The fair values of U.S. pension plan assets by asset category were as follows:

	Fair Value Measurements at December 31, 2017
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Equities
U.S.	$102	$—	$—	$102
Non-U.S.	56	—	—	56
Fixed income
Government debt	—	691	—	691
Corporate debt
U.S.	—	590	—	590
Non-U.S.	—	73	—	73
Asset/mortgaged backed securities	—	78	—	78
Net cash equivalents(1)	50	25	—	75
Derivative instruments(2)	—	3	—	3
Private equity and real estate(3)	—	—	246	246
Net plan assets subject to leveling	$208	$1,460	$246	$1,914
Pending trade/purchases/sales				(96)
Accruals(4)				12
Investments measured at net asset value				1,336
Net plan assets				$3,166

	Fair Value Measurements at December 31, 2016
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Equities
U.S.	$145	$—	$—	$145
Non-U.S.	125	—	—	125
Fixed income
Government debt	—	570	—	570
Corporate debt
U.S.	—	497	—	497
Non-U.S.	—	84	—	84
Asset/mortgaged backed securities	—	58	—	58
Net cash equivalents (1)	18	20	—	38
Derivative instruments (2)	—	9	—	9
Private equity and real estate (3)	—	—	212	212
Net plan assets subject to leveling	$288	$1,238	$212	$1,738
Pending trade/purchases/sales				(83)
Accruals (4)				12
Investments measured at net asset value				1,084
Net plan assets				$2,751
____________________________________________________

(1)	Cash equivalents include commercial paper, short-term government/agency, mortgage and credit instruments.

(2)	Derivative instruments include interest rate swaps and credit default swaps.

(3)
The instruments in private equity, real estate and insurance funds, for which quoted market prices are not available, are valued at their estimated fair value as determined by applicable investment managers or by audited financial statements of the funds.

(4)	Accruals include interest or dividends that were not settled at December 31.
Certain of our assets are valued based on their respective net asset value (NAV) (or its equivalent), as an alternative to estimated fair value due to the absence of readily available market prices. The fair value of each such investment category was as follows:

•
U.S. and Non-U.S. Equities ($428 million and $511 million at December 31, 2017 and 2016, respectively) - These commingled funds have observable NAVs provided to investors and provide for liquidity either immediately or within a couple of days.

•
Government Debt ($347 million and $178 million at December 31, 2017 and 2016, respectively) - These commingled funds have observable NAVs provided to investors and provide for liquidity either immediately or within a couple of days.

•
U.S. and Non-U.S. Corporate Debt ($321 million and $265 million at December 31, 2017 and 2016, respectively) - These commingled funds have observable NAVs provided to investors and provide for liquidity either immediately or within a couple of days.

•
Real Estate ($137 million and $129 million at December 31, 2017 and 2016, respectively) - This asset type represents different types of real estate including development property, industrial property, individual mortgages, office property, property investment companies, and retail property. These funds are valued using NAVs and allow quarterly or more frequent redemptions.

•
Asset/Mortgage Backed Securities ($103 million and $1 million at December 31, 2017 and 2016, respectively) - This asset type represents investments in fixed- and floating-rate loans. These funds are valued using NAVs and allow quarterly or more frequent redemptions.

The reconciliation of Level 3 assets was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
In millions	Private Equity	Real Estate	Total
Balance at December 31, 2015	$143	$60	$203
Actual return on plan assets
Unrealized gains on assets still held at the reporting date	6	6	12
Purchases, sales and settlements, net	(1)	(2)	(3)
Balance at December 31, 2016	148	64	212
Actual return on plan assets
Unrealized gains on assets still held at the reporting date	24	5	29
Purchases, sales and settlements, net	8	(3)	5
Balance at December 31, 2017	$180	$66	$246

Fair Value of U.K. Plan Assets
In July 2012, the U.K. pension plan purchased an insurance contract that will guarantee payment of specified pension liabilities. The contract defers payment for 10 years and is included in the table below in Level 3 for years ended December 31, 2017 and 2016 at a value of $477 million and $439 million, respectively.
The fair values of U.K. pension plan assets by asset category were as follows:

	Fair Value Measurements at December 31, 2017
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Equities
U.S.	$—	$63	$—	$63
Non-U.S.	—	91	—	91
Fixed income
Net cash equivalents (1)	29	—	—	29
Private equity, real estate and insurance (2)	—	—	671	671
Net plan assets subject to leveling	$29	$154	$671	$854
Investments measured at net asset value				1,106
Net plan assets				$1,960

	Fair Value Measurements at December 31, 2016
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Equities
U.S.	$—	$174	$—	$174
Non-U.S.	—	193	—	193
Fixed income
Net cash equivalents (1)	24	—	—	24
Private equity, real estate and insurance (2)	—	—	613	613
Net plan assets subject to leveling	$24	$367	$613	$1,004
Investments measured at net asset value				749
Net plan assets				$1,753
_____________________________________________________

(1)	Cash equivalents include commercial paper, short-term government/agency, mortgage and credit instruments.

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

Certain of our assets are valued based on their respective NAV (or its equivalent), as an alternative to estimated fair value due to the absence of readily available market prices. The fair value of each such investment category was as follows:

•
U.S. and Non-U.S. Corporate Debt ($822 million and $655 million at December 31, 2017 and 2016, respectively) - These commingled funds have observable NAVs provided to investors and provide for liquidity either immediately or within a couple of days.

•
U.S. and Non-U.S. Equities ($144 million and zero dollars at December 31, 2017 and 2016, respectively) - These commingled funds have observable NAVs provided to investors and provide for liquidity either immediately or within a couple of days.

•
Re-insurance ($86 million and $56 million at December 31, 2017 and 2016, respectively) - This commingled fund has a NAV that is determined on a monthly basis and the investment may be sold at that value.

•
Managed Futures Funds ($54 million and $38 million at December 31, 2017 and 2016, respectively) - These commingled funds invest in commodities, fixed income and equity securities. They have observable NAVs provided to investors and provide for liquidity either immediately or within a couple of days.

The reconciliation of Level 3 assets was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
In millions	Insurance	Real Estate	Private Equity	Total
Balance at December 31, 2015	$445	$57	$99	$601
Actual return on plan assets
Unrealized (losses) gains on assets still held at the reporting date	(6)	(7)	15	2
Purchases, sales and settlements, net	—	7	3	10
Balance at December 31, 2016	439	57	117	613
Actual return on plan assets
Unrealized gains on assets still held at the reporting date	38	10	28	76
Purchases, sales and settlements, net	—	(8)	(10)	(18)
Balance at December 31, 2017	$477	$59	$135	$671

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

Estimated Future Contributions and Benefit Payments
We plan to contribute approximately $38 million to our defined benefit pension plans in 2018. The table below presents expected future benefit payments under our pension plans:

	Qualified and Non-Qualified Pension Plans
In millions	2018	2019	2020	2021	2022	2023 - 2027
Expected benefit payments	$239	$237	$242	$248	$253	$1,320

Other Pension Plans
We also sponsor defined contribution plans for certain hourly and salaried employees. Our contributions to these plans were $84 million, $68 million and $74 million for the years ended December 31, 2017, 2016 and 2015.
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
Obligations and Funded Status
Benefit obligation balances presented below reflect the accumulated postretirement benefit obligations (APBO) for our other postretirement benefit plans. The changes in the benefit obligations, the funded status of the plans and the amounts recognized in our Consolidated Balance Sheets for our significant other postretirement benefit plans were as follows:

In millions	2017	2016
Change in benefit obligation
Benefit obligation at the beginning of the year	$364	$385
Interest cost	14	16
Plan participants' contributions	24	14
Actuarial (gain) loss	(35)	9
Benefits paid directly by employer	(49)	(60)
Benefit obligation at end of year	$318	$364

Funded status at end of year	$(318)	$(364)

Amounts recognized in consolidated balance sheets
Accrued compensation, benefits and retirement costs - current liabilities	$(29)	$(35)
Postretirement benefits other than pensions-long-term liabilities	(289)	(329)
Net amount recognized	$(318)	$(364)

Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$27	$69
Prior service credit	(4)	(5)
Net amount recognized	$23	$64

In addition to the other postretirement plans in the above table, we also maintain less significant postretirement plans in four other countries outside the U.S. that comprise approximately 6 percent and 5 percent of our postretirement obligations at December 31, 2017 and 2016, respectively. These plans are reflected in "Other liabilities and deferred revenue" in our Consolidated Balance Sheets.

Components of Net Periodic Other Postretirement Benefits Cost
The following table presents the net periodic other postretirement benefits cost under our plans:

	Years ended December 31,
In millions	2017	2016	2015
Interest cost	$14	$16	$15
Recognized net actuarial loss	6	5	5
Net periodic other postretirement benefit cost	$20	$21	$20

Other changes in benefit obligations recognized in other comprehensive income for the years ended December 31 were as follows:

	Years ended December 31,
In millions	2017	2016	2015
Recognized net actuarial loss	$(6)	$(6)	$(5)
Incurred actuarial (gain) loss	(35)	9	6
Total recognized in other comprehensive income	$(41)	$3	$1

Total recognized in net periodic other postretirement benefit cost and other comprehensive income	$(21)	$24	$21

The amount in accumulated other comprehensive loss expected to be recognized as a component of net periodic other postretirement benefit cost during the next fiscal year is approximately zero.
Assumptions
The table below presents assumptions used in determining the other postretirement benefit obligation for each year and reflects weighted-average percentages for our other postretirement plans as follows:

	2017	2016
Discount rate	3.55%	4.00%

The table below presents assumptions used in determining the net periodic other postretirement benefits cost and reflects weighted-average percentages for the various plans as follows:

	2017	2016	2015
Discount rate	4.00%	4.35%	3.90%

Our consolidated other postretirement benefit obligation is determined by application of the terms of health care and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates. For measurement purposes, an 8.00 percent annual rate of increase in the per capita cost of covered health care benefits was assumed in 2017. The rate is assumed to decrease on a linear basis to 5.00 percent through 2026 and remain at that level thereafter. An increase in the health care cost trends of 1 percent would increase our APBO by $16 million at December 31, 2017 and the net periodic other postretirement benefit cost for 2018 by $1 million. A decrease in the health care cost trends of 1 percent would decrease our APBO by $14 million at December 31, 2017 and the net periodic other postretirement benefit cost for 2018 by $1 million.
Estimated Benefit Payments
The table below presents expected benefit payments under our other postretirement benefit plans:

In millions	2018	2019	2020	2021	2022	2023 - 2027
Expected benefit payments	$29	$28	$27	$26	$25	$108

NOTE 11. OTHER LIABILITIES AND DEFERRED REVENUE
Other liabilities and deferred revenue included the following:

	December 31,
In millions	2017	2016
Deferred revenue	$604	$589
Accrued warranty	466	336
Deferred income taxes	391	76
Income tax payable(1)	281	—
Accrued compensation	151	151
Other long-term liabilities	134	137
Other liabilities and deferred revenue	$2,027	$1,289

____________________________________________________
(1) Long-term income taxes payable are the result of Tax Legislation and relate to the non-current portion of the one-time transition tax on accumulated foreign earnings. See Note 2, "INCOME TAXES," to our
Consolidated Financial Statements for additional information.
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
As the certificate holder, we recorded a charge of $60 million in 2015 for the expected cost of the proposed voluntary Campaign. The Campaign design was finalized with our original equipment manufacturer (OEM) customer, reviewed with the EPA and submitted for final approval in 2016. We concluded based upon additional in-use emission testing performed in 2016 that the Campaign should be expanded to include a larger population of vehicles manufactured by this one OEM. We recorded additional charges of $138 million in 2016 to reflect the estimated cost of our overall participation in the Campaign.

In late 2016, litigation arose with our OEM customer regarding cost allocation for this Campaign. In January 2018, a settlement was reached with our customer to fully resolve this matter, which resulted in an incremental charge of $5 million recorded in the fourth quarter of 2017.
These charges are reflected in a separate line item on our Consolidated Statements of Income.
Engine System
During 2017, the CARB and U.S. EPA selected certain of our pre-2013 model year engine systems for additional emissions testing. Some of these engine systems failed CARB and EPA's tests as a result of degradation of an aftertreatment component. We have not been issued an official notice from the CARB or EPA regarding these particular engine systems. We are working with the agencies and will meet with them beginning in the first quarter of 2018, to develop a resolution of these matters. We are developing and testing a variety of solutions to address the technical issues, which could include a combination of calibration changes, service practices and hardware changes. We recorded a charge of $29 million to "cost of sales" in our Consolidated Statements of Income in the third quarter of 2017 for the expected cost of field campaigns to repair some of these engine systems.
In addition, we continue to evaluate other engine systems for model years 2010 through 2015 that could potentially be subject to similar aftertreatment component degradation issues.  At the close of 2017, we had not yet determined the impact to other model years or engine systems or the percentage of the engine system populations that could be affected.
Since there are many unresolved variables with respect to these degradation issues, we are not yet able to estimate the financial impact of these matters. It is possible that they could have a material impact on our results of operations in the periods in which these degradation issues are resolved and a solution is determined.
We do not currently expect any fines or penalties from the EPA or CARB related to this matter.
Guarantees and Commitments
Periodically, we enter into guarantee arrangements, including guarantees of non-U.S. distributor financings, residual value guarantees on equipment under operating leases and other miscellaneous guarantees of joint ventures or third-party obligations. At December 31, 2017, the maximum potential loss related to these guarantees was $51 million.
We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. At December 31, 2017, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $84 million, of which $23 million relates to a contract with a components supplier that extends to 2018 and $19 million relates to a contract with a power systems supplier that extends to 2019. Most of these arrangements enable us to secure critical components. We do not currently anticipate paying any penalties under these contracts.
We enter into physical forward contracts with suppliers of platinum, palladium and copper to purchase minimum volumes of the commodities at contractually stated prices for various periods, not to exceed two years. At December 31, 2017, the total commitments under these contracts were $17 million. These arrangements enable us to fix the prices of these commodities, which otherwise are subject to market volatility.
We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance. These performance bonds and other performance-related guarantees were $102 million at December 31, 2017.
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

Leases
We lease certain manufacturing equipment, facilities, warehouses, office space and equipment, aircraft and automobiles for varying periods under lease agreements. Most of the leases are non-cancelable operating leases with fixed rental payments, expire over the next 10 years and contain renewal provisions. Rent expense under these leases was as follows:

	Years ended December 31,
In millions	2017	2016	2015
Rent expense	$215	$210	$205

The following is a summary of the leased property under capital leases by major classes:

	December 31,
In millions	2017	2016
Building	$158	$113
Equipment	94	109
Land	16	15
Less: Accumulated depreciation	(137)	(133)
Total	$131	$104

Following is a summary of the future minimum lease payments due under capital and operating leases with terms of more than one year at December 31, 2017, together with the net present value of the minimum payments due under capital leases:

In millions	Capital Leases	Operating Leases
2018	$30	$140
2019	26	108
2020	14	80
2021	9	60
2022	9	44
After 2022	75	70
Total minimum lease payments	$163	$502
Interest	(42)
Present value of net minimum lease payments	$121

NOTE 13. SHAREHOLDERS' EQUITY
Preferred and Preference Stock
We are authorized to issue one million shares each of zero par value preferred and preference stock with preferred shares being senior to preference shares. We can determine the number of shares of each series, and the rights, preferences and limitations of each series. At December 31, 2017, there was no preferred or preference stock outstanding.

Common Stock
Changes in shares of common stock, treasury stock and common stock held in trust for employee benefit plans were as follows:

In millions	Common Stock	Treasury Stock	Common Stock Held in Trust
Balance at December 31, 2014	222.3	40.1	1.1
Shares acquired	—	7.2	—
Shares issued	0.1	(0.1)	(0.2)
Balance at December 31, 2015	222.4	47.2	0.9
Shares acquired	—	7.3	—
Shares issued	—	(0.3)	(0.2)
Balance at December 31, 2016	222.4	54.2	0.7
Shares acquired	—	2.9	—
Shares issued	—	(0.4)	(0.2)
Balance at December 31, 2017	222.4	56.7	0.5

Treasury Stock
Shares of common stock repurchased by us are recorded at cost as treasury stock and result in a reduction of shareholders' equity in our Consolidated Balance Sheets. Treasury shares may be reissued as part of our stock-based compensation programs. When shares are reissued, we use the weighted-average cost method for determining cost. The gains between the cost of the shares and the issuance price are added to additional paid-in-capital. The losses are deducted from additional paid-in capital to the extent of the gains. Thereafter, the losses are deducted from retained earnings. Treasury stock activity for the three-year period ended December 31, 2017, consisting of shares issued and repurchased is presented in our Consolidated Statements of Changes in Equity.
In December 2016, our Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon completion of the 2015 repurchase plan. In 2017, we made the following purchases under the 2015 purchase programs:

In millions (except per share amounts) For each quarter ended	2017 Shares Purchased	Average Cost Per Share	Total Cost of Repurchases	Remaining Authorized Capacity (1)
April 2	0.3	$151.32	$51	$445
July 2	0.5	153.95	69	376
October 1	1.7	155.05	271	105
December 31	0.4	166.00	60	46
Total	2.9	$155.81	$451

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
We repurchased $451 million, $778 million and $900 million of our common stock in the years ended December 31, 2017, 2016 and 2015 respectively.
Quarterly Dividends
Total dividends paid to common shareholders in 2017, 2016 and 2015 were $701 million, $676 million and $622 million, respectively. Declaration and payment of dividends in the future depends upon our income and liquidity position, among other factors, and is subject to declaration by our Board of Directors, who meet quarterly to consider our dividend payment. We expect to fund dividend payments with cash from operations.

In July 2017, the Board of Directors authorized an increase to our quarterly dividend of 5.4 percent from $1.025 per share to $1.08. In July 2016, the Board of Directors authorized a 5.1 percent increase to our quarterly cash dividend on our common stock from $0.975 per share to $1.025 per share. In July 2015, the Board of Directors approved a 25 percent increase to our quarterly dividend on our common stock from $0.780 per share to $0.975 per share. Cash dividends per share paid to common shareholders for the last three years were as follows:

	Quarterly Dividends
	2017	2016	2015
First quarter	$1.025	$0.975	$0.78
Second quarter	1.025	0.975	0.78
Third quarter	1.08	1.025	0.975
Fourth quarter	1.08	1.025	0.975
Total	$4.21	$4.00	$3.51

Employee Benefits Trust
In 1997, we established the Employee Benefits Trust (EBT) funded with common stock for use in meeting our future obligations under employee benefit and compensation plans. The primary sources of cash for the EBT are dividends received on unallocated shares of our common stock held by the EBT. The EBT may be used to fund matching contributions to employee accounts in the 401(k) Retirement Savings Plan (RSP) made in proportion to employee contributions under the terms of the RSP. In addition, we may direct the trustee to sell shares of the EBT on the open market to fund other non-qualified employee benefit plans. Matching contributions charged to income for the years ended December 31, 2017, 2016 and 2015 were $17 million, $23 million and $25 million, respectively.

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE LOSS
Following are the changes in accumulated other comprehensive income (loss) by component:

In millions	Change in pensions and other postretirement defined benefit plans		Foreign currency translation adjustment	Unrealized gain (loss) on marketable securities	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at December 31, 2014	$(669)		$(406)	$(1)	$(2)	$(1,078)
Other comprehensive income before reclassifications
Before tax amount	(81)		(366)	—	17	(430)	$(15)	$(445)
Tax (expense) benefit	35		76	—	(1)	110	—	110
After tax amount	(46)		(290)	—	16	(320)	(15)	(335)
Amounts reclassified from accumulated other comprehensive income(1)(2)	61		—	(1)	(10)	50	—	50
Net current period other comprehensive income (loss)	15		(290)	(1)	6	(270)	$(15)	$(285)
Balance at December 31, 2015	$(654)		$(696)	$(2)	$4	$(1,348)
Other comprehensive income before reclassifications
Before tax amount	(111)		(469)	1	(38)	(617)	$(17)	$(634)
Tax benefit (expense)	44		38	—	6	88	—	88
After tax amount	(67)		(431)	1	(32)	(529)	(17)	(546)
Amounts reclassified from accumulated other comprehensive income(1)(2)	36		—	—	20	56	—	56
Net current period other comprehensive income (loss)	(31)		(431)	1	(12)	(473)	$(17)	$(490)
Balance at December 31, 2016	$(685)		$(1,127)	$(1)	$(8)	$(1,821)
Other comprehensive income before reclassifications
Before tax amount	73		335	2	(12)	398	$20	$418
Tax benefit (expense)	(36)		(20)	—	5	(51)	—	(51)
After tax amount	37		315	2	(7)	347	20	367
Amounts reclassified from accumulated other comprehensive income(1)(2)	62		—	—	12	74	—	74
Impact of tax legislation (Note 2)	(103)	(3)	—	—	—	(103)	—	(103)
Net current period other comprehensive income (loss)	(4)		315	2	5	318	$20	$338
Balance at December 31, 2017	$(689)		$(812)	$1	$(3)	$(1,503)

_______________________________________________________________________
(1) Amounts are net of tax.
(2) Reclassifications out of accumulated other comprehensive income (loss) and the related tax effects are immaterial for separate disclosure.
(3) Impact of tax legislation includes $(126) million related to one-time cumulative adjustments and $23 million related to 2017. See Note 2, "INCOME TAXES," to our Consolidated Financial Statements for additional information.

NOTE 15. STOCK INCENTIVE AND STOCK OPTION PLANS
In May of 2017 the Board of Directors approved an amendment to the shareholder approved stock incentive plan (the Plan) to increase the number of available shares. The revised Plan allows for the granting of up to 8.5 million total shares of equity awards to executives, employees and non-employee directors. Awards available for grant under the Plan include, but are not limited to, stock options, stock appreciation rights, performance shares and other stock awards. Shares issued under the Plan may be newly issued shares or reissued treasury shares.
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
Employee compensation expense (net of estimated forfeitures) related to our share-based plans for the years ended December 31, 2017, 2016 and 2015, was approximately $39 million, $31 million and $22 million, respectively. In addition, non-employee director share-based compensation expense for the years ended December 31, 2017, 2016 and 2015, was approximately $2 million, $1 million and $2 million, respectively. Shares granted to non-employee directors vest immediately and have no restrictions or performance conditions. The excess tax benefit associated with our employee share-based plans for the years ended December 31, 2017, 2016 and 2015, was $2 million, $1 million and $1 million, respectively. The total unrecognized compensation expense (net of estimated forfeitures) related to nonvested awards for our employee share-based plans was approximately $41 million at December 31, 2017, and is expected to be recognized over a weighted-average period of less than two years.

The tables below summarize the employee share-based activity in the Plan:

	Options	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Balance at December 31, 2014	1,626,724	$108.30
Granted	476,205	135.21
Exercised	(53,545)	82.89
Forfeited	(19,698)	135.89
Balance at December 31, 2015	2,029,686	115.02
Granted	984,430	109.24
Exercised	(215,890)	87.27
Forfeited	(63,462)	119.56
Balance at December 31, 2016	2,734,764	115.02
Granted	648,900	149.98
Exercised	(355,479)	105.91
Forfeited	(126,816)	125.65
Balance at December 31, 2017	2,901,369	$123.49	7.1	$156

Exercisable, December 31, 2015	1,318,101	$100.55	5.7	$13
Exercisable, December 31, 2016	1,149,549	$104.19	4.8	$38
Exercisable, December 31, 2017	1,063,889	$115.26	4.7	$66

The weighted-average grant date fair value of options granted during the years ended December 31, 2017, 2016 and 2015, was $36.86, $25.28 and $35.25, respectively. The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015, was approximately $19 million, $9 million and $3 million, respectively.
The weighted-average grant date fair value of performance and restricted shares was as follows:

	Performance Shares		Restricted Shares
Nonvested	Shares	Weighted-average Fair Value	Shares	Weighted-average Fair Value
Balance at December 31, 2014	466,693	$119.78	11,275	$110.94
Granted	133,975	128.48	—	—
Vested	(112,901)	115.48	(7,021)	110.66
Forfeited	(67,398)	118.71	—	—
Balance at December 31, 2015	420,369	123.88	4,254	111.40
Granted	169,150	98.26	8,089	117.69
Vested	(115,680)	106.55	(2,502)	114.57
Forfeited	(69,345)	110.52	—	—
Balance at December 31, 2016	404,494	120.41	9,841	115.76
Granted	150,225	138.23	—	—
Vested	(85,020)	141.50	(1,752)	106.89
Forfeited	(58,460)	132.52	—	—
Balance at December 31, 2017	411,239	$120.84	8,089	$117.68

The total vesting date fair value of performance shares vested during the years ended December 31, 2017, 2016 and 2015 was $13 million, $12 million and $11 million, respectively. The total fair value of restricted shares vested was less than $1 million, $1 million and $1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	2017	2016	2015
Expected life (years)	6	5	5
Risk-free interest rate	2.08%	1.34%	1.41%
Expected volatility	29.97%	30.96%	33.06%
Dividend yield	2.28%	2.10%	1.69%

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
NOTE 16. NONCONTROLLING INTERESTS
Net (loss) income attributable to noncontrolling interests included a $43 million increase to income related to withholding taxes on foreign earnings as a result of tax legislation.

Noncontrolling interests in the equity of consolidated subsidiaries were as follows:

	December 31,
In millions	2017		2016
Eaton Cummins Automated Transmission Technologies(1)	$609		$—
Cummins India Ltd.	280	(2)	285
Other	16		14
Total	$905		$299

____________________________________________________
(1) See Note 18, "ACQUISITIONS," for additional information.
(2) Noncontrolling interest for Cummins India Ltd. was reduced by $43 million related to withholding taxes on foreign earnings as a result of tax legislation. See Note 2, "INCOME TAXES," to our Consolidated Financial Statements for additional information.

NOTE 17. EARNINGS PER SHARE
We calculate basic earnings per share (EPS) of common stock by dividing net income attributable to Cummins Inc. by the weighted-average number of common shares outstanding for the period. The calculation of diluted EPS assumes the issuance of common stock for all potentially dilutive share equivalents outstanding. We exclude shares of common stock held in the Employee Benefits Trust (EBT) (see Note 13, "SHAREHOLDERS' EQUITY") from the calculation of the weighted-average common shares outstanding until those shares are distributed from the EBT to the Retirement Savings Plan. Following are the computations for basic and diluted earnings per share:

	Years ended December 31,
Dollars in millions, except per share amounts	2017	2016	2015
Net income attributable to Cummins Inc.	$999	$1,394	$1,399

Weighted-average common shares outstanding
Basic	166,625,320	169,038,410	178,037,581
Dilutive effect of stock compensation awards	645,545	298,206	369,247
Diluted	167,270,865	169,336,616	178,406,828
Earnings per common share attributable to Cummins Inc.
Basic	$5.99	$8.25	$7.86
Diluted	5.97	8.23	7.84

The weighted-average diluted common shares outstanding excludes the anti-dilutive effect of certain stock options since such options had an exercise price in excess of the monthly average market value of our common stock. The options excluded from diluted earnings per share were as follows:

	Years ended December 31,
	2017	2016	2015
Options excluded	31,991	1,091,799	866,262

NOTE 18. ACQUISITIONS
Acquisitions for the years ended December 31, 2017, 2016 and 2015 were as follows:

Entity Acquired (Dollars in millions)	Date of Acquisition	Additional Percent Interest Acquired	Payments to Former Owners		Acquisition Related Debt Retirements	Total Purchase Consideration		Type of Acquisition(1)	Gain Recognized(1)	Goodwill Acquired	Intangibles Recognized(2)	Net Sales Previous Fiscal Year Ended
2017
Brammo Inc.	11/01/17	100%	$62		$—	$68	(3)	COMB	$—	$47	$23	$4
Eaton Cummins Automated Transmission Technologies	07/31/17	50%	600	(4)	—	600		COMB	—	544	596	—	(4)
2016
Wuxi Cummins Turbo Technologies Co. Ltd	12/05/16	45%	$86		$—	$86		EQUITY	$—	$—	$—	$—
Cummins Pacific LLC	10/04/16	50%	32		67	99		COMB	15	4	8	391	(5)
Cummins Northeast LLC	01/01/16	35%	12		—	12		EQUITY	—	—	—	—
2015
Cummins Crosspoint LLC	08/03/15	50%	$29		$36	$65		COMB	$10	$7	$2	$258	(5)
Cummins Atlantic LLC	08/03/15	51%	21		28	49		COMB	8	5	6	245	(5)
Cummins Central Power LLC	06/29/15	20.01%	8		—	8		EQUITY	—	—	—	—
____________________________________________________

(1)
All results from acquired entities (excluding Brammo Inc.) were included in segment results subsequent to the acquisition date. Previously consolidated entities were accounted for as equity transactions (EQUITY). Newly consolidated entities were accounted for as business combinations (COMB) with gains recognized based on the requirement to remeasure our pre-existing ownership to fair value in accordance with GAAP and are included in the Consolidated Statements of Income as "Other income, net. The Brammo Inc. acquisition had not yet been assigned to a reportable segment at December 31, 2017.

(2)
Intangible assets acquired in business combinations were mostly customer and technology related, the majority of which will be amortized over a period of`up to 25 years from the date of the acquisition.

(3)
The "Total Purchase Consideration" represents the total amount that will or is estimated to be paid to complete the acquisition. A portion of the Brammo Inc. acquisition payment has not yet been made and will be paid in future periods in accordance with the purchase contract. The Brammo Inc. acquisition contains an earnout based on future results of the acquired business and could result in a maximum contingent consideration payment of $100 million (fair value of $5 million) to the former owners.

(4) This transaction created a newly formed joint venture that we consolidated. See additional information below.

(5)	Sales amounts are not fully incremental to our consolidated sales as the amount would be reduced by the elimination of sales to the previously unconsolidated entity.

Eaton Cummins Automated Transmission Technologies

In April 2017, we entered into an agreement to form a joint venture with Eaton Corporation PLC (Eaton), which closed on July 31, 2017 (the acquisition date). We purchased a 50 percent interest in the new venture named Eaton Cummins Automated Transmission Technologies (ECJV) for $600 million in cash. In addition, each partner contributed $20 million for working capital. The joint venture will design, assemble, sell and support medium-duty and heavy-duty automated transmissions for the commercial vehicle market, including new product launches. The new generation products (Procision and Endurant) were launched in 2016 and 2017, respectively, and are owned by the joint venture. Eaton will continue to manufacture and sell the old generation products to the joint venture which will be marked up and sold to end customers. Eaton will also sell certain transmission components to the joint venture at prices approximating market rates. In addition, Eaton will provide certain manufacturing and administrative services to the joint venture, including but not limited to manufacturing labor in Mexico, information technology services, accounting services and purchasing services, at prices approximating market rates. Pro forma financial information was not provided as historical activity related to the products contributed to the joint venture was not material.
We consolidated the results of the joint venture in our Components segment as we have a majority voting interest in the venture by virtue of a tie-breaking vote on the joint venture's board of directors. The joint venture had an enterprise value at inception of $1.2 billion. Due to the structure of the joint venture and equal sharing of economic benefits, we did not apply a discount for lack of control to the noncontrolling interests. The final purchase price allocation was as follows:

In millions
Inventory	$3
Fixed assets	58
Intangible assets
Customer relationships	424
Technology	172
Goodwill	544
Liabilities	(1)
Total business valuation	1,200
Less: Noncontrolling interest	600
Total purchase consideration	$600

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
Included in our 2017 results were revenues of $164 million and a net loss of $11 million related to this joint venture.

NOTE 19. IMPAIRMENT OF LIGHT-DUTY DIESEL ASSETS
We began development of a new North American light-duty diesel engine (LDD) platform in July of 2006 for use in a variety of on and off-highway applications. At December 31, 2015, we had capitalized investments of approximately $279 million, with a net book value prior to the impairment of $246 million ($235 million of which was in our Engine segment and $11 million of which was in our Components segment). Market uncertainty due to the global recession in 2008/2009 resulted in some customers delaying or canceling their vehicle programs, while others remained active. We announced an agreement with Nissan Motor Co. Ltd. in 2013 to supply our light-duty diesel engine and began commercial shipment in 2015. In the fourth quarter of 2015, we learned that we were not successful in our bid to supply this product for an additional customer. In addition, the deterioration in global economic conditions and excess manufacturing capacity in other markets made it unlikely that we would manufacture additional products on the LDD line to utilize its excess capacity during the asset recovery period. As a result, we concluded that the combination of these events presented a triggering event requiring an assessment of the recoverability of these assets in the fourth quarter of 2015. The assessment indicated that the projected undiscounted cash flows related to this asset group were not sufficient to recover its carrying value. Consequently, we were required to write down the LDD asset group to fair value. Our 2015 fourth quarter results included an impairment charge of $211 million ($133 million after-tax), of which $202 million was in the Engine segment and $9 million was in the Components segment, to reflect the assets at fair value. We remain committed to servicing existing contracts and are not exiting this product line.
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
At December 31, 2017, all terminations were completed.

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

Summarized financial information regarding our reportable operating segments at December 31, is shown in the table below:

In millions	Engine	Distribution		Components (1)	Power Systems		Total Segment	Intersegment Eliminations (2)	Total
2017
External sales	$6,661	$7,029		$4,363	$2,375		$20,428	$—	$20,428
Intersegment sales	2,292	29		1,526	1,683		5,530	(5,530)	—
Total sales	8,953	7,058		5,889	4,058		25,958	(5,530)	20,428
Depreciation and amortization (3)	184	116		163	117		580	—	580
Research, development and engineering expenses	279	19		240	214		752	—	752
Equity, royalty and interest income from investees (4)	219	44		40	54		357	—	357
Interest income	6	6		3	3		18	—	18
Loss contingency charge (5)	5	—		—	—		5	—	5
Segment EBIT	959	384		754	294		2,391	55	2,446
Net assets	1,290	2,700		3,028	3,124		10,142	—	10,142
Investments and advances to equity investees	531	267		194	164		1,156	—	1,156
Capital expenditures	188	101		127	90		506	—	506
2016
External sales	$5,774	$6,157		$3,514	$2,064		$17,509	$—	$17,509
Intersegment sales	2,030	24		1,322	1,453		4,829	(4,829)	—
Total sales	7,804	6,181		4,836	3,517		22,338	(4,829)	17,509
Depreciation and amortization (3)	163	116		133	115		527	—	527
Research, development and engineering expenses	226	13		208	189		636	—	636
Equity, royalty and interest income from investees	148	70		41	42		301	—	301
Interest income	10	4		4	5		23	—	23
Loss contingency charge (5)	138	—		—	—		138	—	138
Segment EBIT	686	392	(6)	641	263	(7)	1,982	17	1,999
Net assets	1,620	2,604		1,868	2,629		8,721	—	8,721
Investments and advances to equity investees	427	204		176	139		946	—	946
Capital expenditures	200	96		143	92		531	—	531
2015
External sales	$6,733	$6,198		$3,745	$2,434		$19,110	$—	$19,110
Intersegment sales	1,937	31		1,427	1,633		5,028	(5,028)	—
Total sales	8,670	6,229		5,172	4,067		24,138	(5,028)	19,110
Depreciation and amortization (3)	187	105		109	110		511	—	511
Research, development and engineering expenses	263	10		236	226		735	—	735
Equity, royalty and interest income from investees	146	78		35	56		315	—	315
Interest income	11	4		4	5		24	—	24
Loss contingency charge (5)	60	—		—	—		60	—	60
Impairment of light-duty diesel assets (8)	202	—		9	—		211	—	211
Restructuring actions and other charges (9)	17	23		13	26		79	11	90
Segment EBIT	636	412	(6)	727	335		2,110	(20)	2,090
Net assets	2,107	2,330		1,891	2,736		9,064	—	9,064
Investments and advances to equity investees	445	192		150	188		975	—	975
Capital expenditures	345	125		137	137		744	—	744
____________________________________________________

(1)	Includes Eaton Cummins Automated Transmission Technologies joint venture results consolidated during the third quarter of 2017. See Note
18 , "ACQUISITIONS," for additional information.

(2)
Includes intersegment sales, intersegment profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses for the years ended December 31, 2017, 2016 and 2015, respectively.

(3)
Depreciation and amortization as shown on a segment basis excludes the amortization of debt discount and deferred costs that are included in the Consolidated Statements of Income as "Interest expense." The amortization of debt discount and deferred costs were $3 million, $3 million and $3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(4)
U.S. tax legislation passed in December 2017 decreased our equity earnings at certain equity investees, negatively impacting our equity, royalty and interest income from investees by $23 million, $4 million and $12 million for the Engine, Distribution and Components segments, respectively. See Note 2, "INCOME TAXES," for additional information.

(5)	See Note 12, "COMMITMENTS AND CONTINGENCIES," for additional information.

(6)
Distribution segment EBIT included gains on the fair value adjustment resulting from the acquisition of controlling interests in North American distributors of $15 million and $18 million for the years ended December 31, 2016 and 2015, respectively. See Note 18, "ACQUISITIONS," for additional information.

(7)
Power Systems segment EBIT included a $17 million gain on the sale of an equity investee for the year ended December 31, 2016. See Note 3, "INVESTMENTS IN EQUITY INVESTEES," for additional information.

(8)	See Note 19, "IMPAIRMENT OF LIGHT-DUTY DIESEL ASSETS," for additional information.

(9)	See Note 20, "RESTRUCTURING ACTIONS AND OTHER CHARGES," for additional information.

A reconciliation of our segment information to the corresponding amounts in the Consolidated Statements of Income is shown in the table below:

	Years ended December 31,
In millions	2017	2016	2015
Total EBIT	$2,446	$1,999	$2,090
Less: Interest expense	81	69	65
Income before income taxes	$2,365	$1,930	$2,025

	December 31,
In millions	2017		2016	2015
Net assets for operating segments	$10,142		$8,721	$9,064
Brammo Inc. assets	72	(1)	—	—
Liabilities deducted in arriving at net assets	7,397		6,152	5,920
Pension and other postretirement benefit adjustments excluded from net assets	156		(284)	(242)
Deferred tax assets not allocated to segments	306		420	390
Deferred debt costs not allocated to segments	2		2	2
Total assets	$18,075		$15,011	$15,134

____________________________________________________

(1)
Assets associated with the Brammo Inc. acquisition were presented as a reconciling item as Brammo Inc. had not yet been assigned to a reportable segment at December 31, 2017. See Note 18, "ACQUISITIONS," for additional information.

The tables below present certain segment information by geographic area. Net sales attributed to geographic areas were based on the location of the customer.

In millions	Years ended December 31,
Net Sales	2017	2016	2015
United States	$11,010	$9,476	$10,757
China	2,137	1,544	1,451
Other International	7,281	6,489	6,902
Total net sales	$20,428	$17,509	$19,110

Long-lived assets include property, plant and equipment, net of depreciation, investments and advances to equity investees and other assets, excluding deferred tax assets, refundable taxes and deferred debt expenses.

In millions	December 31,
Long-lived assets	2017	2016	2015
United States	$3,157	$3,092	$2,968
China	795	652	668
India	563	475	450
United Kingdom	339	254	349
Netherlands	221	197	172
Brazil	149	149	124
Mexico	136	131	108
Canada	116	132	133
Other international countries	293	236	261
Total long-lived assets	$5,769	$5,318	$5,233

Our largest customer is PACCAR Inc. Worldwide sales to this customer were $2,893 million in 2017, $2,359 million in 2016 and $2,949 million in 2015, representing 14 percent, 13 percent and 15 percent, respectively, of our consolidated net sales. No other customer accounted for more than 10 percent of consolidated net sales.

SELECTED QUARTERLY FINANCIAL DATA
UNAUDITED

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
In millions, except per share amounts	2017
Net sales	$4,589	$5,078	$5,285	$5,476
Gross margin	1,128	1,249	1,339	1,374
Net income attributable to Cummins Inc.	396	424	453	(274)	(1)
Earnings per common share attributable to Cummins Inc.—basic (2)	$2.36	$2.53	$2.72	$(1.66)	(1)
Earnings per common share attributable to Cummins Inc.—diluted (2)	2.36	2.53	2.71	(1.65)	(1)
Cash dividends per share	1.025	1.025	1.08	1.08
Stock price per share
High	$155.51	$164.23	$170.68	$181.79
Low	134.06	143.83	150.25	158.75

	2016
Net sales	$4,291	$4,528		$4,187		$4,503
Gross margin	1,056	1,197		1,079		1,120
Net income attributable to Cummins Inc.	321	406	(3)	289	(3)	378
Earnings per common share attributable to Cummins Inc.—basic (2)	$1.87	$2.41	(3)	$1.72	(3)	$2.26
Earnings per common share attributable to Cummins Inc.—diluted (2)	1.87	2.40	(3)	1.72	(3)	2.25
Cash dividends per share	0.975	0.975		1.025		1.025
Stock price per share
High	$111.29	$120.00		$128.60		$147.10
Low	79.88	104.30		107.51		121.22
___________________________________________________

(1)
Net income attributable to Cummins Inc. and earnings per share were negatively impacted by a $777 million tax adjustment related to The Tax Cuts and Jobs Act passed in December of 2017. For the fourth quarter of 2017, results for basic and diluted earnings per share were reduced by $4.70 per share and $4.68 per share, respectively, due to tax reform.

(2)
Earnings per share in each quarter is computed using the weighted-average number of shares outstanding during that quarter while earnings per share for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters earnings per share may not equal the full year earnings per share.

(3)
The second quarter of 2016 included a $39 million loss contingency charge ($24 million after-tax). The third quarter of 2016 included an additional $99 million loss contingency charge ($50 million net of favorable compensation impact and after-tax).

At December 31, 2017, there were approximately 3,362 holders of record of Cummins Inc.'s $2.50 par value common stock.

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B.    Other Information
None.
PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to the relevant information under the captions "Corporate Governance," "Election of Directors" and "Other Information—Section 16(a) Beneficial Ownership Reporting Compliance" in our 2018 Proxy Statement, which will be filed within 120 days after the end of 2017. Information regarding our executive officers may be found in Part 1 of this annual report under the caption "Executive Officers of the Registrant." Except as otherwise specifically incorporated by reference, our Proxy Statement is not deemed to be filed as part of this annual report.
ITEM 11.    Executive Compensation
The information required by Item 11 is incorporated by reference to the relevant information under the caption "Executive Compensation" in our 2018 Proxy Statement, which will be filed within 120 days after the end of 2017.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning our equity compensation plans at December 31, 2017, was as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	3,320,697	$123.49	8,510,444
Equity compensation plans not approved by security holders	—	—	—
Total	3,320,697	$123.49	8,510,444
________________________________________________

(1)
The number is comprised of 2,901,369 stock options, 411,239 performance shares and 8,089 restricted shares. See NOTE 15, "STOCK INCENTIVE AND STOCK OPTION PLANS," to the Consolidated Financial Statements for a description of how options and shares are awarded.

(2)	The weighted-average exercise price relates only to the 2,901,369 stock options. Performance and restricted shares do not have an exercise price and, therefore, are not included in this calculation.
The remaining information required by Item 12 is incorporated by reference to the relevant information under the caption "Stock Ownership of Directors, Management and Others" in our 2018 Proxy Statement, which will be filed within 120 days after the end of 2017.
ITEM 13.    Certain Relationships, Related Transactions and Director Independence
The information required by Item 13 is incorporated by reference to the relevant information under the captions "Corporate Governance" and "Other Information-Related Party Transactions" in our 2018 Proxy Statement, which will be filed within 120 days after the end of 2017.
ITEM 14.    Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to the relevant information under the caption "Selection of Independent Public Accountants" in our 2018 Proxy Statement, which will be filed within 120 days after the end of 2017.
PART IV
ITEM 15.    Exhibits and Financial Statement Schedules

(a)	The following Consolidated Financial Statements and schedules filed as part of this report can be found in Item 8 "Financial Statements and Supplementary Data":

•	Management's Report to Shareholders

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015

•	Consolidated Balance Sheets at December 31, 2017 and 2016

•	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

•	Consolidated Statements of Changes in Equity for the years ended December 31, 2017, 2016 and 2015

•	Notes to Consolidated Financial Statements

•	Selected Quarterly Financial Data (Unaudited)

(b)	The exhibits listed in the following Exhibit Index are filed as part of this Annual Report on Form 10-K.

CUMMINS INC.
EXHIBIT INDEX

Exhibit No.		Description of Exhibit
3	(a)	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3(a) to Cummins Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 28, 2009).
3	(b)	By-laws, as amended and restated effective as of May 9, 2017 (incorporated by reference to Exhibit 3.1 to Cummins Inc.'s Quarterly Report on Form 10-Q for the quarter ended October 1, 2017).
4	(a)
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
2012 Omnibus Incentive Plan, as amended and restated (incorporated by reference to Annex A to Cummins Inc.'s definitive proxy statement filed with the Securities and Exchange Commission on Schedule 14A on March 27, 2017 (File No. 001-04949)).

10	(p)#	Form of Stock Option Agreement under the 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10(p) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013).
10	(q)#	Key Employee Stock Investment Plan (incorporated by reference to Exhibit 10(q) to Cummins Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2014).
10	(r)#
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

12		Calculation of Ratio of Earnings to Fixed Charges (filed herewith).
21		Subsidiaries of the Registrant (filed herewith).
23		Consent of PricewaterhouseCoopers LLP (filed herewith).

24		Powers of Attorney (filed herewith).
31	(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31	(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32		Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101	.SCH	XBRL Taxonomy Extension Schema Document.
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_______________________________________________
# A management contract or compensatory plan or arrangement.

ITEM 16.    Form 10-K Summary (optional)
Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUMMINS INC.
By:	/s/ PATRICK J. WARD	By:	/s/ CHRISTOPHER C. CLULOW
	Patrick J. Ward Vice President and Chief Financial Officer (Principal Financial Officer)		Christopher C. Clulow Vice President—Corporate Controller (Principal Accounting Officer)

Date:	February 12, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ N. THOMAS LINEBARGER	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 12, 2018
N. Thomas Linebarger
/s/ PATRICK J. WARD	Vice President and Chief Financial Officer (Principal Financial Officer)	February 12, 2018
Patrick J. Ward
/s/ CHRISTOPHER C. CLULOW	Vice President—Corporate Controller (Principal Accounting Officer)	February 12, 2018
Christopher C. Clulow
*		February 12, 2018
Robert J. Bernhard	Director
*		February 12, 2018
Franklin R. ChangDiaz	Director
*		February 12, 2018
Bruno V. Di Leo Allen	Director
*		February 12, 2018
Stephen B. Dobbs	Director
*		February 12, 2018
Richard J. Freeland	Director
*		February 12, 2018
Robert K. Herdman	Director
*		February 12, 2018
Alexis M. Herman	Director
*		February 12, 2018
Thomas J. Lynch	Director
*		February 12, 2018
William I. Miller	Director
*		February 12, 2018
Georgia R. Nelson	Director
*		February 12, 2018
Karen H. Quintos	Director

*By:	/s/ PATRICK J. WARD
Patrick J. Ward Attorney-in-fact