Form 10-Q
period 2018-04-01
CUMMINS INC
filed 2018-05-01
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 1, 2018

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

As of April 1, 2018, there were 164,772,900 shares of common stock outstanding with a par value of $2.50 per share.

CUMMINS INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements
CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended
In millions, except per share amounts	April 1, 2018	April 2, 2017
NET SALES (a) (Note 3)	$5,570	$4,589
Cost of sales	4,370	3,457
GROSS MARGIN	1,200	1,132
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	577	547
Research, development and engineering expenses	210	158
Equity, royalty and interest income from investees (Note 5)	115	108
Other operating income (expense), net	2	5
OPERATING INCOME	530	540
Interest income	7	2
Interest expense (Note 9)	24	18
Other income, net	10	24
INCOME BEFORE INCOME TAXES	523	548
Income tax expense (Note 6)	198	143
CONSOLIDATED NET INCOME	325	405
Less: Net income attributable to noncontrolling interests	—	9
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$325	$396

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
Basic	$1.97	$2.36
Diluted	$1.96	$2.36

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	164.9	167.5
Dilutive effect of stock compensation awards	0.8	0.5
Diluted	165.7	168.0

CASH DIVIDENDS DECLARED PER COMMON SHARE	$1.08	$1.025
____________________________________
(a) Includes sales to nonconsolidated equity investees of $297 million and $267 million for the three months ended April 1, 2018 and April 2, 2017, respectively.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended
In millions	April 1, 2018	April 2, 2017
CONSOLIDATED NET INCOME	$325	$405
Other comprehensive income (loss), net of tax (Note 12)
Change in pension and other postretirement defined benefit plans	8	21
Foreign currency translation adjustments	84	80
Unrealized gain on derivatives	7	1
Total other comprehensive income, net of tax	99	102
COMPREHENSIVE INCOME	424	507
Less: Comprehensive (loss) income attributable to noncontrolling interests	(7)	22
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUMMINS INC.	$431	$485

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

In millions, except par value	April 1, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$1,207	$1,369
Marketable securities (Note 7)	180	198
Total cash, cash equivalents and marketable securities	1,387	1,567
Accounts and notes receivable, net
Trade and other	3,579	3,311
Nonconsolidated equity investees	266	307
Inventories (Note 8)	3,411	3,166
Prepaid expenses and other current assets	558	577
Total current assets	9,201	8,928
Long-term assets
Property, plant and equipment	8,044	8,058
Accumulated depreciation	(4,152)	(4,131)
Property, plant and equipment, net	3,892	3,927
Investments and advances related to equity method investees	1,288	1,156
Goodwill	1,085	1,082
Other intangible assets, net	960	973
Pension assets	1,058	1,043
Other assets	908	966
Total assets	$18,392	$18,075

LIABILITIES
Current liabilities
Accounts payable (principally trade)	$2,854	$2,579
Loans payable (Note 9)	56	57
Commercial paper (Note 9)	593	298
Accrued compensation, benefits and retirement costs	361	811
Current portion of accrued product warranty (Note 10)	658	454
Current portion of deferred revenue	489	500
Other accrued expenses	764	915
Current maturities of long-term debt (Note 9)	57	63
Total current liabilities	5,832	5,677
Long-term liabilities
Long-term debt (Note 9)	1,571	1,588
Postretirement benefits other than pensions	284	289
Pensions	331	330
Other liabilities and deferred revenue	2,078	2,027
Total liabilities	$10,096	$9,911

Commitments and contingencies (Note 11)

EQUITY
Cummins Inc. shareholders’ equity
Common stock, $2.50 par value, 500 shares authorized, 222.4 and 222.4 shares issued	$2,217	$2,210
Retained earnings	11,641	11,464
Treasury stock, at cost, 57.6 and 56.7 shares	(5,061)	(4,905)
Common stock held by employee benefits trust, at cost, 0.5 and 0.5 shares	(6)	(7)
Accumulated other comprehensive loss (Note 12)	(1,397)	(1,503)
Total Cummins Inc. shareholders’ equity	7,394	7,259
Noncontrolling interests	902	905
Total equity	$8,296	$8,164
Total liabilities and equity	$18,392	$18,075

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended
In millions	April 1, 2018	April 2, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$325	$405
Adjustments to reconcile consolidated net income to net cash (used in) provided by operating activities
Depreciation and amortization	154	139
Deferred income taxes	(27)	10
Equity in income of investees, net of dividends	(95)	(83)
Pension contributions under (in excess of) expense, net (Note 4)	13	(23)
Other post retirement benefits payments in excess of expense, net (Note 4)	(5)	(10)
Stock-based compensation expense	9	7
Loss contingency payments	(65)	—
Translation and hedging activities	38	11
Changes in current assets and liabilities
Accounts and notes receivable	(217)	(205)
Inventories	(259)	(202)
Other current assets	56	73
Accounts payable	246	296
Accrued expenses	(272)	(90)
Changes in other liabilities and deferred revenue	27	48
Other, net	(45)	3
Net cash (used in) provided by operating activities	(117)	379

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(72)	(81)
Investments in internal use software	(15)	(27)
Investments in and advances to equity investees	(16)	(20)
Investments in marketable securities—acquisitions (Note 7)	(67)	(26)
Investments in marketable securities—liquidations (Note 7)	82	147
Cash flows from derivatives not designated as hedges	27	(24)
Other, net	25	4
Net cash used in investing activities	(36)	(27)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings of commercial paper	295	62
Payments on borrowings and capital lease obligations	(16)	(11)
Distributions to noncontrolling interests	(11)	(10)
Dividend payments on common stock	(178)	(171)
Repurchases of common stock	(163)	(51)
Other, net	21	17
Net cash used in financing activities	(52)	(164)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	43	14
Net (decrease) increase in cash and cash equivalents	(162)	202
Cash and cash equivalents at beginning of year	1,369	1,120
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,207	$1,322

 The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

In millions	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Common Stock Held in Trust	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2016	$556	$1,597	$11,040	$(4,489)	$(8)	$(1,821)	$6,875	$299	$7,174
Net income			396				396	9	405
Other comprehensive income (loss), net of tax (Note 12)						89	89	13	102
Employee benefits trust activity		9			1		10	—	10
Repurchases of common stock				(51)			(51)	—	(51)
Cash dividends on common stock			(171)				(171)	—	(171)
Distributions to noncontrolling interests							—	(10)	(10)
Stock based awards		(1)		16			15	—	15
Other shareholder transactions		2					2	—	2
BALANCE AT APRIL 2, 2017	$556	$1,607	$11,265	$(4,524)	$(7)	$(1,732)	$7,165	$311	$7,476

BALANCE AT DECEMBER 31, 2017	$556	$1,654	$11,464	$(4,905)	$(7)	$(1,503)	$7,259	$905	$8,164
Impact of adopting accounting standards (Notes 3 and 14)			30				30	—	30
Net income			325				325	—	325
Other comprehensive income (loss), net of tax (Note 12)						106	106	(7)	99
Issuance of common stock		3					3	—	3
Employee benefits trust activity		6			1		7	—	7
Repurchases of common stock				(163)			(163)	—	(163)
Cash dividends on common stock			(178)				(178)	—	(178)
Distributions to noncontrolling interests							—	(11)	(11)
Stock based awards		(4)		7			3	—	3
Other shareholder transactions		2					2	15	17
BALANCE AT APRIL 1, 2018	$556	$1,661	$11,641	$(5,061)	$(6)	$(1,397)	$7,394	$902	$8,296

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. NATURE OF OPERATIONS
Cummins Inc. (“Cummins,” “we,” “our” or “us”) was founded in 1919 as Cummins Engine Company, a corporation in Columbus, Indiana, and one of the first diesel engine manufacturers. In 2001, we changed our name to Cummins Inc. We are a global power leader that designs, manufactures, distributes and services diesel and natural gas engines and engine-related component products, including filtration, aftertreatment, turbochargers, fuel systems, controls systems, air handling systems, transmissions, electric power generation systems, batteries and electrified power systems. We sell our products to original equipment manufacturers (OEMs), distributors and other customers worldwide. We serve our customers through a network of approximately 500 wholly-owned and independent distributor locations and over 7,500 dealer locations in more than 190 countries and territories.
NOTE 2. BASIS OF PRESENTATION
Interim Condensed Financial Statements
The unaudited Condensed Consolidated Financial Statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations, financial position and cash flows. All such adjustments are of a normal recurring nature. The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles in the United States of America (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by such rules and regulations.
These interim condensed financial statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. Our interim period financial results for the three month periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
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
Reporting Period
Our reporting period usually ends on the Sunday closest to the last day of the quarterly calendar period. The first quarters of 2018 and 2017 ended on April 1 and April 2, respectively. Our fiscal year ends on December 31, regardless of the day of the week on which December 31 falls.
Weighted-Average Diluted Shares Outstanding
The weighted-average diluted common shares outstanding excludes the anti-dilutive effect of certain stock options since such options had an exercise price in excess of the monthly average market value of our common stock. The options excluded from diluted earnings per share were as follows:

	Three months ended
	April 1, 2018	April 2, 2017
Options excluded	6,867	116,535

NOTE 3. REVENUE RECOGNITION
Revenue Recognition Accounting Pronouncement Adoption
In May 2014, the Financial Accounting Standards Board (FASB) amended its standards related to revenue recognition to replace all existing revenue recognition guidance and provide a single, comprehensive model for all contracts with customers. The revised standard contains principles to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that we will recognize revenue to depict the transfer of goods or services to customers at an amount that we expect to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of the time value of money in the transaction price and allowing estimation of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendment also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in those judgments as well as assets recognized from costs incurred to fulfill these contracts.
The standard allows either full or modified retrospective adoption effective for annual and interim periods beginning January 1, 2018. We adopted the standard using the modified retrospective approach. We elected to apply this guidance retrospectively only to contracts that were not completed at January 1, 2018.
We identified a change in the manner in which we account for certain license income. We license certain technology to our unconsolidated joint ventures that meet the definition of functional under the standard, which requires that revenue be recognized at a point in time rather than the previous requirement of recognizing it over the license term. Using the modified retrospective adoption method, we recorded an adjustment to our opening equity balance at January 1, 2018, to account for the differences between existing license income recorded and what would have been recorded under the new standard for contracts for which we started recognizing revenue prior to the adoption date. There was not a material impact on any individual year from this change.
We also identified transactions where revenue recognition was historically limited to the amount of billings not contingent on our future performance. With the allocation provisions of the new model, we accelerated the timing of revenue recognition for amounts related to satisfied performance obligations that would be delayed under the historical guidance. The impact of this change was not material.
On an ongoing basis, this amendment is not expected to have a material impact on our Condensed Consolidated Financial Statements, including our internal controls over financial reporting, but will result in expanded disclosures in the Notes to our Condensed Consolidated Financial Statements.

We recorded a net increase to opening retained earnings of $28 million, net of tax, as of January 1, 2018, due to the cumulative impact of adopting the new revenue standard, with the impact primarily related to our technology licenses that now qualify for point in time recognition rather than over time. The impact to any individual financial statement line item as a result of applying the new standard, as compared to the old standard, was not material for the quarter ended April 1, 2018.

Revenue Recognition Policies

Revenue Recognition Sales of Products

We sell to customers either through long-term arrangements or standalone purchase orders. Our long-term arrangements generally do not include committed volumes until underlying purchase orders are issued. Our performance obligations vary by contract, but may include diesel and natural gas engines and engine-related component products, including filtration, aftertreatment, turbochargers, fuel systems, transmissions, controls systems, air handling systems, and electric power generation systems, batteries, parts, maintenance services, and extended coverage.

Typically, we recognize revenue on the products we sell at a point in time, generally in accordance with shipping terms, which reflects the transfer of control to the customer. Since control of construction projects transfer to the customer as the work is performed, revenue on these projects is recognized based on the percentage of inputs incurred to date compared to the total expected cost of inputs, which is reflective of the value transferred to the customer. Revenue is recognized under long-term maintenance and other service agreements over the term of the agreement as underlying services are performed based on the percentage of the cost of services provided to date compared to the total expected cost of services to be provided under the contract. Sales of extended coverage are recognized based on the pattern of expected costs over the extended coverage period or, if such a pattern is unknown, on a straight-line basis over the coverage period as the customer is considered to benefit from our stand ready obligation over the coverage period. In all cases, we believe cost incurred is the most representative depiction of the extent of service performed to date on a particular contract.

Our arrangements may include the act of shipping products to our customers after the performance obligation related to that product has been satisfied. We have elected to account for shipping and handling as activities to fulfill the promise to transfer goods and have not allocated revenue to the shipping activity. All related shipping and handling costs are accrued at the time of shipment.

Our sales arrangements may include the collection of sales and other similar taxes that are then remitted to the related taxing authority. We have elected to present the amounts collected for these taxes net of the related tax expense rather than presenting them as additional revenue.

We grant credit limits and terms to customers based upon traditional practices and competitive conditions. Typical terms vary by market, but payments are generally due in 90 days or less from invoicing for most of our product and service sales, while payments on construction and other similar arrangements may be due on an installment basis.

For contracts where the time between cash collection and performance is less than one year, we have elected to use the practical expedient that allows us to ignore the possible existence of a significant financing component within the contract. For contracts where this time period exceeds one year, generally the timing difference is the result of business concerns other than financing. We do have a limited amount of customer financing for which we charge or impute interest, but such amounts are immaterial to our Condensed Consolidated Statements of Income.

Sales Incentives

We provide various sales incentives to both our distribution network and OEM customers. These programs are designed to promote the sale of our products in the channel or encourage the usage of our products by OEM customers. When there is uncertainty surrounding these sales incentives, we may limit the amount of revenue we recognize under a contract until the uncertainty has been resolved. Sales incentives primarily fall into three categories:

•	Volume rebates;

•	Market share rebates; and

•	Aftermarket rebates.

For volume rebates, we provide certain customers with rebate opportunities for attaining specified volumes during a particular quarter or year. We consider the expected amount of these rebates at the time of the original sale as we determine the overall transaction price. We update our assessment of the amount of rebates that will be earned quarterly based on our best estimate of the volume levels the customer will reach during the measurement period. For market share rebates, we provide certain customers with rebate opportunities based on the percentage of their production that utilizes our product. These rebates are typically measured either quarterly or annually and we assess them at least quarterly to determine our current estimates of amounts expected to be earned. These estimates are considered in the determination of transaction price at the time of the original sale based on the current market shares, with adjustments made as the level changes. For aftermarket rebates, we provide incentives to promote sales to certain dealers and end-markets. These rebates are typically paid on a quarterly, or more frequent, basis and estimates are made at the end of each quarter as to the amount yet to be paid. These estimates are based on historical experience with the particular program.

Sales Returns

The initial determination of the transaction price may also be impacted by expected product returns. Rights of return do not exist for the majority of our sales, other than for quality issues. We do offer certain return rights in our aftermarket business, where some aftermarket customers are permitted to return small amounts of parts and filters each year, and in our power generation business, which sells portable generators to retail customers. An estimate of future returns is accounted for at the time of sale as a reduction in the overall contract transaction price based on historical return rates.

Multiple Performance Obligations

Our sales arrangements may include multiple performance obligations. We identify each of the material performance obligations in these arrangements and allocate the total transaction price to each performance obligation based on its relative selling price. In most cases, the individual performance obligations are also sold separately and we use that price as the basis for allocating revenue to the included performance obligations. When an arrangement includes multiple performance obligations and invoicing to the customer does not match the allocated portion of the transaction price, unbilled revenue or deferred revenue is recorded reflecting that difference. Unbilled and deferred revenue are discussed in more detail below.

Long-term Contracts

Our long-term maintenance agreements often include a variable amount of transaction price. We are generally compensated under such arrangements on a cost per hour of usage basis. We typically can estimate the expected usage over the life of the contract, but reassess the transaction price each quarter and adjust our recognized revenue accordingly. Certain maintenance agreements apply to generators used to provide standby power, which have limited expectations of usage. These agreements may include monthly minimum payments, providing some certainty to the total transaction price. For these particular contracts that relate to standby power, we limit revenue recognized to date to an amount representing the total minimums earned to date under the contract plus any cumulative billings earned in excess of the minimums. We reassess the estimates of progress and transaction price on a quarterly basis. For prime power arrangements, revenue is not subject to such a constraint and is generally equal to the current estimate on a percentage of completion basis times the total expected revenue under the contract.

Most of our contracts are for a period of less than one year. We have certain long-term maintenance agreements, construction contracts and extended warranty coverage arrangements that span a period in excess of one year. The aggregate amount of the transaction price for long-term maintenance agreements and construction contracts allocated to performance obligations that have not been satisfied as of April 1, 2018, was $643 million. We expect to recognize the related revenue of $239 million over the next 12 months and $404 million over periods up to 10 years. See NOTE 10 ,"PRODUCT WARRANTY LIABILITY," for additional disclosures on extended warranty coverage arrangements. Our other contracts generally are for a duration of less than one year or include payment terms that correspond to the value we are providing our customers.

Deferred and Unbilled Revenue

The timing of our billing does not always match the timing of our revenue recognition. When we are entitled to bill a customer in advance of when we are permitted to recognize revenue, we record deferred revenue. Deferred revenue may arise in construction contracts, where billings may occur in advance of performance or in accordance with specific milestones. Deferred revenue may also occur in long-term maintenance contracts, where billings are often based on usage of the underlying equipment, which generally follows a predictable pattern that often will result in the accumulation of collections in advance of our performance of the related maintenance services. Finally, deferred revenue exists in our extended coverage contracts, where the cash is collected prior to the commencement of the coverage period. Deferred revenue is included in our Condensed Consolidated Balance Sheets as a component of current liabilities for those expected to be recognized in revenue in a period of less than one year and long-term liabilities for those expected to be recognized as revenue in a period beyond one year. Deferred revenue is recognized as revenue as (or when) control of the underlying product, project or service passes to the customer under the related contract.

When we are not entitled to bill a customer until a period after we have recognized the related revenue, we recognize unbilled revenue. Unbilled revenue is included in our Condensed Consolidated Balance Sheets as a component of current assets for those expected to be collected in a period of less than one year and long-term assets for those expected to be collected in a period beyond one year. Unbilled revenue relates to our right to consideration for our completed performance under a contract. Unbilled revenue generally arises from contractual provisions that delay a portion of the billings on genset deliveries until commissioning occurs. Unbilled revenue may also occur when billings trail the provision of service in construction and long-term maintenance contracts. We periodically assess our unbilled revenue for impairment.

The following is a summary of our unbilled and deferred revenue and related activity:

In millions	April 1, 2018	January 1, 2018
Unbilled revenue	$49	$6
Deferred revenue, primarily extended warranty	1,085	1,052
Revenue recognized (1)	(128)	—
____________________________________
(1) Relates to revenue recognized in the period from amounts included in contract liabilities at the beginning of the period. Revenue recognized in the period from performance obligations satisfied in previous periods was immaterial.
We did not record any impairment losses on our unbilled revenues during the three months ended April 1, 2018.
Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable represent amounts billed to customers and not yet collected or amounts that have been earned, but may not be billed until the passage of time, and are recorded when the right to consideration becomes unconditional. Trade accounts receivable are recorded at the invoiced amount, which approximates net realizable value, and generally do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on our historical collection experience and by performing an analysis of our accounts receivable in light of the current economic environment. We review our allowance for doubtful accounts on a regular basis. In addition, when necessary, we provide an allowance for the full amount of specific accounts deemed to be uncollectible. Account balances are charged off against the allowance in the period in which we determine that it is probable the receivable will not be recovered. The allowance for doubtful accounts balances for the periods ended April 1, 2018 and December 31, 2017, were $17 million and $16 million, respectively, and bad debt write-offs were not material.

Contract Costs

We are required to record an asset for the incremental costs of obtaining a contract with a customer and other costs to fulfill a contract not otherwise required to be immediately expensed when we expect to recover those costs. The only material incremental cost we incur is commission expense, which is generally incurred in the same period as the underlying revenue. Costs to fulfill a contract are generally limited to customer-specific engineering expenses that do not meet the definition of research and development expenses. As a practical expedient, we have elected to recognize these costs of obtaining a contract as an expense when the related contract period is less than one year. When the period exceeds one year, this asset is amortized over the life of the contract. We did not have any material capitalized balances at April 1, 2018.

Extended Warranty

In addition, we sell extended warranty coverage on most of our engines and on certain components. We consider a warranty to be extended coverage in any of the following situations:

•	When a warranty is sold separately or is optional (extended coverage contracts, for example) or

•	When a warranty provides additional services.

The consideration collected is initially deferred and is recognized as revenue in proportion to the costs expected to be incurred in performing services over the contract period. We compare the remaining deferred revenue balance quarterly to the estimated amount of future claims under extended warranty programs and provide an additional accrual when the deferred revenue balance is less than expected future costs. See NOTE 10, "PRODUCT WARRANTY LIABILITY," for additional information.

Disaggregation Of Revenue
Consolidated Revenue
The tables below present our consolidated sales by geographic area. Net sales attributed to geographic areas were based on the location of the customer.

Three months ended
In millions	April 1, 2018
United States	$3,038
China	550
India	235
Other International	1,747
Total net sales	$5,570

Segment Revenue
Engine segment external sales by market were as follows:

Three months ended
In millions	April 1, 2018
Heavy-duty truck	$614
Medium-duty truck and bus	627
Light-duty automotive	323
Total on-highway	1,564
Off-highway	249
Total sales	$1,813

Distribution segment external sales by region were as follows:

Three months ended
In millions	April 1, 2018
North America	$1,274
Asia Pacific	187
Europe	131
China	77
Africa and Middle East	61
India	44
Latin America	38
Russia	35
Total sales	$1,847

Distribution segment external sales by product line were as follows:

Three months ended
In millions	April 1, 2018
Parts	$803
Engines	368
Service	351
Power generation	325
Total sales	$1,847

Components segment external sales by business were as follows:

Three months ended
In millions	April 1, 2018
Emission solutions	$684
Filtration	257
Turbo technologies	197
Automated transmissions	117
Electronics and fuel systems	58
Total sales	$1,313

Power Systems segment external sales by product line were as follows:

Three months ended
In millions	April 1, 2018
Power generation	$310
Industrial	201
Generator technologies	84
Total sales	$595

NOTE 4. PENSION AND OTHER POSTRETIREMENT BENEFITS
We sponsor funded and unfunded domestic and foreign defined benefit pension and other postretirement plans. Contributions to these plans were as follows:

	Three months ended
In millions	April 1, 2018	April 2, 2017
Defined benefit pension plans
Voluntary contribution	$3	$43
Mandatory contribution	6	—
Defined benefit pension contributions	$9	$43

Other postretirement benefit plans	$7	$15

Defined contribution pension plans	$40	$29

We anticipate making additional defined benefit pension contributions during the remainder of 2018 of $29 million for our U.S. and U.K. pension plans. Approximately $14 million of the estimated $38 million of pension contributions for the full year are voluntary. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2018 net periodic pension cost to approximate $86 million.
On January 1, 2018, we adopted the new accounting standard related to the presentation of pension and other postretirement benefit costs. See NOTE 14, "RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS," for detailed information about the adoption of this standard.
The components of net periodic pension and other postretirement benefit costs under our plans were as follows:

	Pension
	U.S. Plans		U.K. Plans		Other Postretirement Benefits
	Three months ended
In millions	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
Service cost	$30	$27	$8	$6	$—	$—
Interest cost	25	26	11	10	2	3
Expected return on plan assets	(49)	(51)	(18)	(17)	—	—
Recognized net actuarial loss	8	9	7	10	—	2
Net periodic benefit cost	$14	$11	$8	$9	$2	$5

Net periodic benefit cost

NOTE 5. EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES
Equity, royalty and interest income from investees included in our Condensed Consolidated Statements of Income for the reporting periods was as follows:

	Three months ended
In millions	April 1, 2018	April 2, 2017
Distribution entities
Komatsu Cummins Chile, Ltda.	$7	$7
Manufacturing entities
Beijing Foton Cummins Engine Co., Ltd.	21	33
Dongfeng Cummins Engine Company, Ltd.	17	22
Chongqing Cummins Engine Company, Ltd.	17	9
Cummins Westport, Inc.	6	1
Dongfeng Cummins Emission Solutions Co., Ltd.	5	3
All other manufacturers	25	20
Cummins share of net income	98	95
Royalty and interest income	17	13
Equity, royalty and interest income from investees	$115	$108

NOTE 6. INCOME TAXES
Our effective tax rate for the year is expected to approximate 23.0 percent, excluding any discrete tax items that may arise.
Our effective tax rate for the three months ended April 1, 2018, was 37.9 percent and contained $78 million, or $0.47 per share, of unfavorable discrete tax items, primarily related to a 2017 Tax Cuts and Jobs Act (Tax Legislation) adjustment of $74 million. This includes $39 million associated with changes related to the Tax Legislation measurement period adjustment, detailed below, and $35 million associated with the one-time recognition of deferred tax charges at historical tax rates on intercompany profit in inventory.
Our effective tax rate for the three months ended April 2, 2017, was 26.1 percent and contained only immaterial discrete tax items.

The SEC issued guidance which addressed the uncertainty in the application of GAAP to the Tax Legislation where certain income tax effects could not be finalized at December 31, 2017. This guidance allows entities to record provisional amounts based on current estimates that are updated on a quarterly basis. As a result, our accounting for the effects of the Tax Legislation are not considered complete at this time. The final transition impacts of the Tax Legislation may differ from our estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Legislation, any legislative action to address questions that arise because of the Tax Legislation, any changes in accounting standards for income taxes or related interpretations in response to the Tax Legislation, or any updates or changes to estimates we have utilized to calculate the transition impacts. The SEC requires final calculations to be completed within the one-year measurement period ending December 22, 2018, and reflect any additional guidance issued throughout the year. Any adjustments of provisional amounts will be reported in continuing operations in the period in which the estimates change. We have made provisional estimates of the effects of the Tax Legislation in three primary areas: (1) the one-time transition tax; (2) the withholding tax accrued on those earnings no longer considered permanently reinvested at December 31, 2017 and (3) our existing deferred tax balances. In January 2018, the Internal Revenue Service (IRS) issued guidance, adopted in the first quarter of 2018, which required adjustment of the one-time transition tax as shown in the table below.
The changes during the one-year measurement period for April 1, 2018, for each group consisted of the following:

In millions	Tax Valuation Adjustments as of April 1, 2018
One-time transition tax	$34
Withholding tax accrued	5
Net impact of measurement period changes	$39

NOTE 7. MARKETABLE SECURITIES
A summary of marketable securities, all of which are classified as current, was as follows:

	April 1, 2018			December 31, 2017
In millions	Cost	Gross unrealized gains/(losses) (1)	Estimated fair value	Cost	Gross unrealized gains/(losses)	Estimated fair value
Equity securities
Debt mutual funds	$115	$—	$115	$170	$—	$170
Certificates of deposit	48	—	48	12	—	12
Equity mutual funds	14	2	16	12	3	15
Available-for-sale debt securities	1	—	1	1	—	1
Total marketable securities	$178	$2	$180	$195	$3	$198
____________________________________
(1) Unrealized gains and losses for available-for-sale debt securities are recorded in other comprehensive income (See NOTE 12, "ACCUMULATED OTHER COMPREHENSIVE LOSS," to our Condensed Consolidated Financial Statements for more information). Effective January 1, 2018, with the adoption of the FASB standard, all unrealized gains and losses for equity securities are recorded in other income, net in the Condensed Consolidated Statements of Income. See NOTE 14, "RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS," for detailed information about the adoption of this standard.

All marketable securities are classified as Level 2 securities. The fair value of Level 2 securities is estimated using actively quoted prices for similar instruments from brokers and observable inputs where available, including market transactions and third-party pricing services, or net asset values provided to investors. We do not currently have any Level 3 securities and there were no transfers between Level 2 or 3 during the first three months of 2018 and for the year ended 2017.

A description of the valuation techniques and inputs used for our Level 2 fair value measures is as follows:

•
Debt mutual funds— The fair value measure for the vast majority of these investments is the daily net asset value published on a regulated governmental website. Daily quoted prices are available from the issuing brokerage and are used on a test basis to corroborate this Level 2 input.

•
Certificates of deposit— These investments provide us with a contractual rate of return and generally range in maturity from three months to five years. The counterparties to these investments are reputable financial institutions with investment grade credit ratings. Since these instruments are not tradable and must be settled directly by us with the respective financial institution, our fair value measure is the financial institution's month-end statement.

•
Equity mutual funds— The fair value measure for these investments is the net asset value published by the issuing brokerage. Daily quoted prices are available from reputable third party pricing services and are used on a test basis to corroborate this Level 2 input measure.

•
Available-for-sale debt securities— The fair value measure for these securities is broker quotes received from reputable firms. These securities are infrequently traded on a national stock exchange and these values are used on a test basis to corroborate our Level 2 input measure.

The proceeds from sales and maturities of marketable securities were as follows:

	Three months ended
In millions	April 1, 2018	April 2, 2017
Proceeds from sales and maturities of marketable securities	$82	$147

NOTE 8. INVENTORIES
Inventories are stated at the lower of cost or market. Inventories included the following:

In millions	April 1, 2018	December 31, 2017
Finished products	$2,196	$2,078
Work-in-process and raw materials	1,337	1,216
Inventories at FIFO cost	3,533	3,294
Excess of FIFO over LIFO	(122)	(128)
Total inventories	$3,411	$3,166

NOTE 9. DEBT
Loans Payable and Commercial Paper
Loans payable, commercial paper and the related weighted-average interest rates were as follows:

In millions	April 1, 2018	December 31, 2017
Loans payable (1)	$56	$57
Commercial paper (2)	593	298
____________________________________
(1)  Loans payable consist primarily of notes payable to various domestic and international financial institutions. It is not practicable to aggregate these notes and calculate a quarterly weighted-average interest rate.
(2)  The weighted average interest rate, inclusive of all brokerage fees, was 1.92 percent and 1.56 percent at April 1, 2018 and December 31, 2017, respectively.
We can issue up to $2.75 billion of unsecured short-term promissory notes ("commercial paper") pursuant to our board authorized commercial paper programs. The programs facilitate the private placement of unsecured short-term debt through third party brokers. We intend to use the net proceeds from the commercial paper borrowings for general corporate purposes.
Revolving Credit Facilities
We have access to committed credit facilities that total $2.75 billion, including a $1.0 billion, 364-day facility that expires September 14, 2018 and a $1.75 billion, 5-year facility that expires on November 13, 2020. We intend to maintain credit facilities of a similar aggregate amount by renewing or replacing these facilities before expiration. Revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings, letters of credit and general corporate purposes.

Long-term Debt
A summary of long-term debt was as follows:

In millions	April 1, 2018	December 31, 2017
Long-term debt
Senior notes, 3.65%, due 2023	$500	$500
Debentures, 6.75%, due 2027	58	58
Debentures, 7.125%, due 2028	250	250
Senior notes, 4.875%, due 2043	500	500
Debentures, 5.65%, due 2098 (effective interest rate 7.48%)	165	165
Other debt	68	76
Unamortized discount	(53)	(54)
Fair value adjustments due to hedge on indebtedness	23	35
Capital leases	117	121
Total long-term debt	1,628	1,651
Less: Current maturities of long-term debt	57	63
Long-term debt	$1,571	$1,588

Principal payments required on long-term debt during the next five years are as follows:

In millions	2018	2019	2020	2021	2022
Principal payments	$48	$51	$12	$8	$8

Fair Value of Debt
Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair values and carrying values of total debt, including current maturities, were as follows:

In millions	April 1, 2018	December 31, 2017
Fair value of total debt (1)	$2,513	$2,301
Carrying values of total debt	2,277	2,006
_________________________________________________
(1) The fair value of debt is derived from Level 2 inputs.
NOTE 10. PRODUCT WARRANTY LIABILITY
A tabular reconciliation of the product warranty liability, including the deferred revenue related to our extended warranty coverage and accrued recall programs was as follows:

In millions	April 1, 2018	April 2, 2017
Balance, beginning of year	$1,687	$1,414
Provision for warranties issued	108	89
Deferred revenue on extended warranty contracts sold	63	48
Campaigns (Note 11)	197	3
Payments	(99)	(95)
Amortization of deferred revenue on extended warranty contracts	(58)	(54)
Changes in estimates for pre-existing warranties	10	34
Foreign currency translation	6	(2)
Balance, end of period	$1,914	$1,437

Warranty related deferred revenues and the long-term portion of the warranty liabilities on our Condensed Consolidated Balance Sheets were as follows:

In millions	April 1, 2018	December 31, 2017	Balance Sheet Location
Deferred revenue related to extended coverage programs
Current portion	$230	$231	Current portion of deferred revenue
Long-term portion	541	536	Other liabilities and deferred revenue
Total	$771	$767

Long-term portion of warranty liability	$485	$466	Other liabilities and deferred revenue

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
Engine System Campaign Accrual
During 2017, the California Air Resources Board (CARB) and U.S. Environmental Protection Agency (EPA) selected certain of our pre-2013 model year engine systems for additional emissions testing. Some of these engine systems failed CARB and EPA tests as a result of degradation of an aftertreatment component. We have not been issued an official notice from the CARB or EPA regarding these particular engine systems. We continue to work with the agencies to develop a resolution of these matters. We are developing and testing a variety of solutions to address the technical issues, which could include a combination of calibration changes, additional service practices and hardware changes.We recorded a charge of $29 million to cost of sales in our Condensed Consolidated Statements of Income in the third quarter of 2017 for the then expected cost of field campaigns to repair some of these engine systems. We have concluded based upon additional emission testing performed, and further discussions with the agencies in the first quarter of 2018, that the field campaigns should be expanded to include a larger population of our engine systems that are subject to the aftertreatment component degradation, including our model years 2010 through 2015. As a result, we recorded an additional charge of $187 million, or $0.87 per share, to cost of sales in our Condensed Consolidated Statements of Income ($94 million recorded in the Components segment and $93 million in the Engine segment) in the first quarter of 2018, to reflect our current estimated cost of these expanded campaigns. See NOTE 10, "PRODUCT WARRANTY LIABILITY," for additional information.
For the engine populations under evaluation, we are in the process of finalizing the form and extent of solutions to address the technical matters. The accrual recorded in the first quarter of 2018 represents our current best estimate of the expected cost of our recommended courses of action to address these matters and is based upon certain assumptions about the effectiveness of our proposed solutions and the agencies' acceptance of those solutions. Since there are many variables with respect to these degradation issues, it is difficult to assess whether our future costs will be consistent with our current accrual for this matter. If, through the course of our ongoing internal work to develop and test our proposed solutions, it becomes apparent that more extensive repairs are required for certain populations of engine systems, or if the agencies do not accept our proposed solutions, then further charges may be recorded in the period in which our current assumptions change. It is reasonably possible that such changes in assumption could occur, with a range of zero, if our current proposed solutions are effective and approved, up to an incremental exposure of approximately $400 million above our recorded accrual at the end of the first quarter.
We do not currently expect any fines or penalties from the EPA or CARB related to this matter.
Guarantees and Commitments
Periodically, we enter into guarantee arrangements, including guarantees of non-U.S. distributor financings, residual value guarantees on equipment under operating leases and other miscellaneous guarantees of joint ventures or third-party obligations. At April 1, 2018, the maximum potential loss related to these guarantees was $55 million.
We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. At April 1, 2018, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $73 million, of which $18 million relates to a contract with a components supplier that extends through 2018 and $15 million relates to a contract with a power systems supplier that extends to 2019. Most of these arrangements enable us to secure critical components. We do not currently anticipate paying any penalties under these contracts.
We enter into physical forward contracts with suppliers of platinum, palladium and copper to purchase minimum volumes of the commodities at contractually stated prices for various periods, not to exceed two years. At April 1, 2018, the total commitments under these contracts were $31 million. These arrangements enable us to fix the prices of these commodities, which otherwise are subject to market volatility.
We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance. These performance bonds and other performance-related guarantees were $107 million at April 1, 2018.
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

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE LOSS
Following are the changes in accumulated other comprehensive income (loss) by component for the three months ended:

	Three months ended
In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on debt securities(1)	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at December 31, 2016	$(685)	$(1,127)	$(1)	$(8)	$(1,821)
Other comprehensive income before reclassifications
Before tax amount	8	75	1	(6)	78	$13	$91
Tax benefit (expense)	(3)	(8)	—	2	(9)	—	(9)
After tax amount	5	67	1	(4)	69	13	82
Amounts reclassified from accumulated other comprehensive loss(2)	16	—	(1)	5	20	—	20
Net current period other comprehensive income	21	67	—	1	89	$13	$102
Balance at April 2, 2017	$(664)	$(1,060)	$(1)	$(7)	$(1,732)

Balance at December 31, 2017	$(689)	$(812)	$1	$(3)	$(1,503)
Other comprehensive income before reclassifications
Before tax amount	(8)	125	—	11	128	$(7)	$121
Tax benefit (expense)	2	(33)	—	(4)	(35)	—	(35)
After tax amount	(6)	92	—	7	93	(7)	86
Amounts reclassified from accumulated other comprehensive loss(2)	14	—	(1)	—	13	—	13
Net current period other comprehensive income (loss)	8	92	(1)	7	106	$(7)	$99
Balance at April 1, 2018	$(681)	$(720)	$—	$4	$(1,397)
____________________________________
(1) We adopted the new accounting pronouncement "Accounting for Certain Financial Instruments" on January 1, 2018, which moved the treatment of unrealized gains and losses for non-debt securities directly to the
Condensed Consolidated Statements of Income on a prospective basis. The impact of adopting this standard includes a one-time cumulative effect adjustment to opening retained earnings of $2 million. See NOTE 14, "RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS," to our Condensed Consolidated Financial Statements for more information.
(2) Amounts are net of tax. Reclassifications out of accumulated other comprehensive income (loss) and the related tax effects are immaterial for separate disclosure.

NOTE 13. OPERATING SEGMENTS
Operating segments under GAAP are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (CODM), or decision-making group, in deciding how to allocate resources and in assessing performance. Our CODM is the President and Chief Operating Officer.
Our reportable operating segments consist of Engine, Distribution, Components, Power Systems and Electrified Power. This reporting structure is organized according to the products and markets each segment serves. The Engine segment produces engines (15 liters and less in size) and associated parts for sale to customers in on-highway and various off-highway markets. Our engines are used in trucks of all sizes, buses and recreational vehicles, as well as in various industrial applications, including construction, agriculture, power generation systems and other off-highway applications. The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets and service parts, as well as performing service and repair activities on our products and maintaining relationships with various OEMs throughout the world. The Components segment sells filtration products, aftertreatment systems, turbochargers, fuel systems and transmissions. The Power Systems segment is an integrated power provider, which designs, manufactures and sells engines (16 liters and larger) for industrial applications (including mining, oil and gas, marine and rail), standby and prime power generator sets, alternators and other power components. We formed the Electrified Power segment, effective January 1, 2018, which will provide fully electric and hybrid powertrain solutions along with innovative components and subsystems to serve all our markets as they adopt electrification, meeting the needs of our OEM partners and end customers.
Our Electrified Power segment will design, manufacture, sell and support electrified power systems ranging from fully electric to hybrid. We are currently developing the Cummins Electric Power Battery and the Cummins Hybrid Plug-In systems for urban bus, which are expected to launch in 2019 and 2020, respectively. We also design and manufacture battery modules, packs and systems for commercial, industrial and material handling applications. We use a range of cell chemistries which are suitable for pure electric, hybrid and plug-in hybrid applications. In addition to electrified powertrains for urban bus, we intend to deliver product offerings to future markets, including pick-up and delivery applications and other markets as they adopt electric solutions. We invest in and utilize our internal research and development capabilities, along with strategic acquisitions and partnerships to meet our objectives.
Effective January 1, 2018, we changed our measure to EBITDA (defined as earnings before interest expense, income taxes, noncontrolling interests, depreciation and amortization) as the primary basis for the CODM to evaluate the performance of each of our reportable operating segments. EBITDA assists investors and debt holders in comparing our performance on a consistent basis without regard for depreciation and amortization, which can vary significantly depending upon many factors. Prior periods have been revised to reflect the current presentation. Segment amounts exclude certain expenses not specifically identifiable to segments.
The accounting policies of our operating segments are the same as those applied in our Condensed Consolidated Financial Statements. We prepared the financial results of our operating segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. We allocate certain common costs and expenses, primarily corporate functions, among segments differently than we would for stand-alone financial information prepared in accordance with GAAP. These include certain costs and expenses of shared services, such as information technology, human resources, legal, finance and supply chain management. We do not allocate changes in cash surrender value of corporate owned life insurance to individual segments. EBITDA may not be consistent with measures used by other companies.

Summarized financial information regarding our reportable operating segments is shown in the table below:

In millions	Engine	Distribution	Components	Power Systems	Electrified Power	Total Segment	Intersegment Eliminations (1)	Total
Three months ended April 1, 2018
External sales	$1,813	$1,847	$1,313	$595	$2	$5,570	$—	$5,570
Intersegment sales	633	6	440	479	—	1,558	(1,558)	—
Total sales	2,446	1,853	1,753	1,074	2	7,128	(1,558)	5,570
Research, development and engineering expenses	79	5	62	57	7	210	—	210
Equity, royalty and interest income from investees	67	13	16	19	—	115	—	115
Interest income	2	2	1	2	—	7	—	7
Segment EBITDA	286	123	227	142	(10)	768	(68)	700
Depreciation and amortization (2)	49	27	46	30	1	153	—	153

Three months ended April 2, 2017
External sales	$1,457	$1,637	$980	$515	$—	$4,589	$—	$4,589
Intersegment sales	566	8	364	367	—	1,305	(1,305)	—
Total sales	2,023	1,645	1,344	882	—	5,894	(1,305)	4,589
Research, development and engineering expenses	54	4	50	50	—	158	—	158
Equity, royalty and interest income from investees	72	11	13	12	—	108	—	108
Interest income	1	1	—	—	—	2	—	2
Segment EBITDA	273	130	216	85	—	704	1	705
Depreciation and amortization (2)	44	30	37	28	—	139	—	139
____________________________________
(1) Includes intersegment sales, intersegment profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses for the three months ended April 1, 2018 and April 2, 2017.
(2) Depreciation and amortization, as shown on a segment basis, excludes the amortization of debt discount and deferred costs included in the Condensed Consolidated Statements of Income as interest expense. The amortization of debt discount and deferred costs was $1 million and less than $1 million for the three month periods ended April 1, 2018 and April 2, 2017, respectively.

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Income is shown in the table below:

	Three months ended
In millions	April 1, 2018	April 2, 2017
Total EBITDA	$700	$705
Less:
Depreciation and amortization	153	139
Interest expense	24	18
Income before income taxes	$523	$548

NOTE 14. RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Accounting Pronouncements Recently Adopted
On January 1, 2018, we adopted the new revenue recognition standard in accordance with GAAP. See NOTE 3, "REVENUE RECOGNITION," for detailed information about the adoption of this standard.
In March 2017, the FASB amended its standards related to the presentation of pension and other postretirement benefit costs in the financial statements beginning January 1, 2018. Under the new standard, we are required to separate service costs from all other elements of pension costs and reflect the other elements of pension costs outside of operating income in our Condensed Consolidated Statements of Income. In addition, the standard limits the amount eligible for capitalization (into inventory or self-constructed assets) to the amount of service cost. This portion of the standard was applied on a prospective basis. The remainder of the new standard was applied on a retrospective basis using a practical expedient as the estimation basis for the reclassification of prior period non-service cost components of net periodic benefit cost from operating income to non-operating income. As a result, we revised amounts from the first quarter of 2017 in our Condensed Consolidated Statements of Income by decreasing cost of sales by $4 million, increasing selling, general and administrative expense by $10 million and increasing non-operating other income, net by $6 million.
In August 2016, the FASB amended its standards related to the classification of certain cash receipts and cash payments which became effective for us beginning January 1, 2018. The new standard made eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. Adoption of this standard did not have a material impact on our financial statements.
In January 2016, the FASB amended its standards related to the accounting for certain financial instruments which became effective for us beginning January 1, 2018. This amendment addresses certain aspects of recognition, measurement, presentation and disclosure. The standard resulted in a cumulative effect increase to opening retained earnings of $2 million in our Condensed Consolidated Financial Statements.
Accounting Pronouncements Issued But Not Yet Effective
In August 2017, the FASB amended its standards related to accounting for derivatives and hedging. These amendments allow the initial hedge effectiveness assessment to be performed by the end of the first quarter in which the hedge is designated rather than concurrently with entering into the hedge transaction. The changes also expand the use of a periodic qualitative hedge effectiveness assessment in lieu of an ongoing quantitative assessment performed throughout the life of the hedge. The revision removes the requirement to record ineffectiveness on cash flow hedges through the income statement when a hedge is considered highly effective, instead deferring all related hedge gains and losses in other comprehensive income until the hedged item impacts earnings. The modifications permit hedging the contractually-specified price of a component of a commodity purchase and revises certain disclosure requirements. The amendments are effective January 1, 2019 and early adoption is permitted in any interim period or fiscal year prior to the effective date. The revised standard is required to be adopted on a modified retrospective basis for any cash flow or net investment hedge relationships that exist on the date of adoption and prospectively for disclosures. We do not expect the amendments to have a material effect on our Consolidated Financial Statements and are still evaluating early adoption.
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
In February 2016, the FASB amended its standards related to the accounting for leases. Under the new standard, lessees will now be required to recognize substantially all leases on the balance sheet as both a right-of-use asset and a liability. The standard will continue to have two types of leases for income statement recognition purposes: operating leases and finance leases. Operating leases will result in the recognition of a single lease expense on a straight-line basis over the lease term similar to the treatment for operating leases under today's standards. Finance leases will result in an accelerated expense similar to the accounting for capital leases under today's standards. The determination of a lease classification as operating or finance will occur in a manner similar to today's standard. The new standard also contains amended guidance regarding the identification of embedded leases in service contracts and the identification of lease and non-lease components of an arrangement. The new standard is effective on January 1, 2019, with early adoption permitted. The standard currently requires adoption on a full retrospective basis; however, the FASB has recently approved an amendment to allow adoption on a modified retrospective basis.  While the amendment is not yet published, we would expect to adopt on a modified retrospective basis assuming the amendment is published as approved. We are still evaluating the impact the standard could have on our Consolidated Financial Statements, including our internal controls over financial reporting. While we have not yet quantified the amount, we do expect the standard will have a material impact on our Consolidated Balance Sheets due to the recognition of additional assets and liabilities for operating leases.

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
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION
Certain parts of this quarterly report contain forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that are based on current expectations, estimates and projections about the industries in which we operate and management’s beliefs and assumptions. Forward-looking statements are generally accompanied by words such as "anticipates," "expects," "forecasts," "intends," "plans," "believes," "seeks," "estimates," "could," "should" or words of similar meaning. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which we refer to as "future factors," which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Some future factors that could cause our results to differ materially from the results discussed in such forward-looking statements are discussed below and shareholders, potential investors and other readers are urged to consider these future factors carefully in evaluating forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. Future factors that could affect the outcome of forward-looking statements include the following:

•	a sustained slowdown or significant downturn in our markets;

•	changes in the engine outsourcing practices of significant customers;

•	the development of new technologies that reduce demand for our current products and services;

•	any significant additional problems in our engine platforms or aftertreatment systems;

•	product recalls;

•	lower than expected acceptance of new or existing products or services;

•	a slowdown in infrastructure development and/or depressed commodity prices;

•	unpredictability in the adoption, implementation and enforcement of emission standards around the world;

•	the actions of, and income from, joint ventures and other investees that we do not directly control;

•	changes in taxation;

•	exposure to potential security breaches or other disruptions to our information technology systems and data security;

•	a major customer experiencing financial distress;

•	our plan to reposition our portfolio of product offerings through exploring strategic acquisitions and divestitures and related uncertainties of entering such transactions;

•	supply shortages and supplier financial risk, particularly from any of our single-sourced suppliers;

•	competitor activity;

•	increasing competition, including increased global competition among our customers in emerging markets;

•	policy changes in international trade;

•	foreign currency exchange rate changes;

•	variability in material and commodity costs;

•	failure to realize expected results from our investment in Eaton Cummins Automated Transmission Technologies joint venture;

•	political, economic and other risks from operations in numerous countries;

•	global legal and ethical compliance costs and risks;

•	aligning our capacity and production with our demand;

•	product liability claims;

•	increasingly stringent environmental laws and regulations;

•	future bans or limitations on the use of diesel-powered vehicles;

•	the price and availability of energy;

•	the performance of our pension plan assets and volatility of discount rates;

•	labor relations;

•	changes in accounting standards;

•	our sales mix of products;

•	protection and validity of our patent and other intellectual property rights;

•	technological implementation and cost/financial risks in our increasing use of large, multi-year contracts;

•	the outcome of pending and future litigation and governmental proceedings;

•	continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support our future business; and

•	other risk factors described in our 2017 Form 10-K, Part I, Item 1A under the caption “Risk Factors.”
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

ORGANIZATION OF INFORMATION
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) was prepared to provide the reader with a view and perspective of our business through the eyes of management and should be read in conjunction with our Management's Discussion and Analysis of Financial Condition and Results of Operations section of our 2017 Form 10-K. Our MD&A is presented in the following sections:
•Executive Summary and Financial Highlights
•Outlook
•Results of Operations
•Operating Segment Results
•Liquidity and Capital Resources
•Application of Critical Accounting Estimates
•Recently Adopted and Recently Issued Accounting Pronouncements

EXECUTIVE SUMMARY AND FINANCIAL HIGHLIGHTS
We are a global power leader that designs, manufactures, distributes and services diesel and natural gas engines and engine-related component products, including filtration, aftertreatment, turbochargers, fuel systems, controls systems, air handling systems, transmissions, electric power generation systems, batteries and electrified power systems. We sell our products to original equipment manufacturers (OEMs), distributors and other customers worldwide. We have long-standing relationships with many of the leading manufacturers in the markets we serve, including PACCAR Inc, Daimler Trucks North America, Navistar International Corporation and Fiat Chrysler Automobiles (Chrysler). We serve our customers through a network of approximately 500 wholly-owned and independent distributor locations and over 7,500 dealer locations in more than 190 countries and territories.
Our reportable operating segments consist of Engine, Distribution, Components, Power Systems and Electrified Power. This reporting structure is organized according to the products and markets each segment serves. The Engine segment produces engines (15 liters and less in size) and associated parts for sale to customers in on-highway and various off-highway markets. Our engines are used in trucks of all sizes, buses and recreational vehicles, as well as in various industrial applications, including construction, agriculture, power generation systems and other off-highway applications. The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets and service parts, as well as performing service and repair activities on our products and maintaining relationships with various OEMs throughout the world. The Components segment sells filtration products, aftertreatment systems, turbochargers, fuel systems and transmissions. The Power Systems segment is an integrated power provider, which designs, manufactures and sells engines (16 liters and larger) for industrial applications (including mining, oil and gas, marine and rail), standby and prime power generator sets, alternators and other power components. We formed the Electrified Power segment, effective January 1, 2018, which will provide fully electric and hybrid powertrain solutions along with innovative components and subsystems to serve all our markets as they adopt electrification, meeting the needs of our OEM partners and end customers.
Our Electrified Power segment will design, manufacture, sell and support electrified power systems ranging from fully electric to hybrid. We are currently developing the Cummins Electric Power Battery and the Cummins Hybrid Plug-In systems for urban bus, which are expected to launch in 2019 and 2020, respectively. We also design and manufacture battery modules, packs and systems for commercial, industrial and material handling applications. We use a range of cell chemistries which are suitable for pure electric, hybrid and plug-in hybrid applications. In addition to electrified powertrains for urban bus, we intend to deliver product offerings to future markets, including pick-up and delivery applications and other markets as they adopt electric solutions. We invest in and utilize our internal research and development capabilities, along with strategic acquisitions and partnerships to meet our objectives.
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
Worldwide revenues increased 21 percent in the three months ended April 1, 2018, as compared to the same period in 2017, with all operating segments reporting higher revenue. Revenue in the U.S. and Canada improved by 22 percent primarily due to increased demand in the North American on-highway markets, increased industrial demand (especially in the oil and gas and construction markets), increased demand in our distribution business (primarily in the engines, parts and service product lines) and sales related to the acquisition of the automated transmission business during 2017. International demand growth (excludes the U.S. and Canada) improved revenues by 20 percent, with sales up in most of our markets, especially in Europe, Latin America, China, Asia Pacific and India. The increase in international sales was primarily due to increased on-highway truck demand (especially in Latin America), favorable foreign currency impacts of 5 percent of international sales (primarily the Euro, Chinese renminbi and British pound), product sales to meet new emission requirements for trucks in India and increased demand in industrial markets (especially construction markets in China and mining markets in China and Europe).

Effective January 1, 2018, we changed our measure to EBITDA (defined as earnings before interest expense, income taxes, noncontrolling interests, depreciation and amortization) as a primary basis for the Chief Operating Decision Maker to evaluate the performance of each of our operating segments. EBITDA assists investors and debt holders in comparing our performance on a consistent basis without regard for depreciation and amortization, which can vary significantly depending upon many factors. Prior periods have been revised to reflect the current presentation. The following table contains sales and earnings before interest expense, income tax expense, noncontrolling interests, depreciation and amortization (EBITDA) by operating segment for the three months ended April 1, 2018 and April 2, 2017. Refer to the section titled “OPERATING SEGMENT RESULTS” for a more detailed discussion of sales and EBITDA by operating segment, including the reconciliation of segment EBITDA to net income attributable to Cummins Inc.

	Three months ended
Operating Segments	April 1, 2018			April 2, 2017			Percent change
		Percent			Percent		2018 vs. 2017
In millions	Sales	of Total	EBITDA	Sales	of Total	EBITDA	Sales	EBITDA
Engine	$2,446	44%	$286	$2,023	44%	$273	21%	5%
Distribution	1,853	33%	123	1,645	36%	130	13%	(5)%
Components	1,753	32%	227	1,344	29%	216	30%	5%
Power Systems	1,074	19%	142	882	19%	85	22%	67%
Electrified Power	2	—%	(10)	—	—%	—	NM	NM
Intersegment eliminations	(1,558)	(28)%	(68)	(1,305)	(28)%	1	19%	NM
Total	$5,570	100%	$700	$4,589	100%	$705	21%	(1)%

______________________________________
"NM" - not meaningful information

Net income attributable to Cummins was $325 million, or $1.96 per diluted share, on sales of $5.6 billion for the three months ended April 1, 2018, versus the comparable prior year period net income attributable to Cummins of $396 million, or $2.36 per diluted share, on sales of $4.6 billion. The decrease in net income and earnings per diluted share was driven by higher campaign costs ($194 million primarily due to $187 million for a campaign in the Components and Engine segments for engine model years 2010 to 2015 related to degradation of an aftertreatment component), a higher effective tax rate ($78 million of unfavorable discrete tax items primarily related to valuation adjustments for the U.S enacted Tax Cuts and Jobs Act (Tax Legislation), passed in December of 2017), higher research, development and engineering expenses (driven by headcount growth) and higher selling, general and administrative expenses (driven by headcount growth), partially offset by significantly higher net sales and increased equity, royalty and interest income from investees. The increase in gross margin dollars was primarily due to higher volumes, improved pricing and lower material costs, partially offset by higher campaign costs and increased compensation costs (driven by headcount growth.) See Note 6, "INCOME TAXES," and Note 11, "COMMITMENTS AND CONTINGENCIES," to the Condensed Consolidated Financial Statements for additional information on the tax valuation adjustments and the warranty campaign, respectively.

We used $117 million of cash from operations for the three months ended April 1, 2018, compared to generating $379 million for the comparable period in 2017. Refer to the section titled "Cash Flows" in the "LIQUIDITY AND CAPITAL RESOURCES" section for a discussion of items impacting cash flows.

In December 2016, our Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon the completion of the 2015 repurchase plan. During the first three months ended April 1, 2018, we repurchased $46 million, or 0.3 million shares of common stock under the 2015 Board of Directors Authorized Plan, completing this program. We repurchased $117 million, or 0.7 million shares of common stock under the new authorization.

Our debt to capital ratio (total capital defined as debt plus equity) at April 1, 2018, was 21.5 percent, compared to 19.7 percent at December 31, 2017. At April 1, 2018, we had $1.4 billion in cash and marketable securities on hand and access to our $2.75 billion credit facilities, if necessary, to meet currently anticipated investment and funding needs.

We expect our effective tax rate for the full year of 2018 to approximate 23.0 percent, excluding any discrete tax items.

Our global pension plans, including our unfunded and non-qualified plans, were 116 percent funded at December 31, 2017. Our U.S. qualified plans, which represent approximately 55 percent of the worldwide pension obligation, were 131 percent funded and our U.K. plans were 118 percent funded. We anticipate making additional defined benefit pension contributions during the remainder of 2018 of $29 million for our U.S. and U.K. pension plans. Approximately $14 million of the estimated $38 million of U.K. pension contributions for the full year are voluntary. We expect our 2018 net periodic pension cost to approximate $86 million.

OUTLOOK
Our outlook reflects the following positive trends and challenges to our business that we expect could impact our revenue and earnings potential for the remainder of 2018.
Positive Trends

•	We expect North American medium-duty truck and heavy-duty truck demand will remain strong.

•	We anticipate demand for pickup trucks in North America will remain strong.

•	We believe market demand may continue to improve in global mining.

•	Global construction markets could continue to improve.

•	Power generation markets could continue to improve.
Challenges

•	Market demand in truck markets in China is expected to decline.

•	Marine markets are expected to remain weak.
In summary, we expect demand to improve or remain strong in many of our most important markets.

RESULTS OF OPERATIONS

	Three months ended		Favorable/
	April 1, 2018	April 2, 2017	(Unfavorable)
In millions, except per share amounts			Amount	Percent
NET SALES	$5,570	$4,589	$981	21%
Cost of sales	4,370	3,457	(913)	(26)%
GROSS MARGIN	1,200	1,132	68	6%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	577	547	(30)	(5)%
Research, development and engineering expenses	210	158	(52)	(33)%
Equity, royalty and interest income from investees	115	108	7	6%
Other operating income (expense), net	2	5	(3)	(60)%
OPERATING INCOME	530	540	(10)	(2)%
Interest income	7	2	5	NM
Interest expense	24	18	(6)	(33)%
Other income, net	10	24	(14)	(58)%
INCOME BEFORE INCOME TAXES	523	548	(25)	(5)%
Income tax expense	198	143	(55)	(38)%
CONSOLIDATED NET INCOME	325	405	(80)	(20)%
Less: Net income attributable to noncontrolling interests	—	9	9	100%
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$325	$396	$(71)	(18)%
Diluted Earnings Per Common Share Attributable to Cummins Inc.	$1.96	$2.36	$(0.40)	(17)%
______________________________________
"NM" - not meaningful information

	Three months ended		Favorable/ (Unfavorable)
	April 1, 2018	April 2, 2017
Percent of sales			Percentage Points
Gross margin	21.5%	24.7%	(3.2)
Selling, general and administrative expenses	10.4%	11.9%	1.5
Research, development and engineering expenses	3.8%	3.4%	(0.4)
Net Sales
Net sales for the three months ended April 1, 2018, increased by $981 million versus the comparable period in 2017. The primary drivers were as follows:

•	Engine segment sales increased 21 percent primarily due to higher demand in most North American on-highway markets and improved demand in global construction markets.

•
Components segment sales increased 30 percent due to higher demand across all businesses, especially the emission solutions business, due to strong on-highway sales in North America, Korea and India and sales from the automated transmissions business, acquired in the third quarter of 2017.

•	Distribution segment sales increased 13 percent primarily due to higher demand in North America, Europe and China and growth in all product lines.

•
Power Systems segment sales increased 22 percent due to higher demand for all product lines, especially in industrial markets, due to higher demand in international mining markets and North America oil and gas markets.

•	Foreign currency fluctuations favorably impacted sales by 2 percent of total sales (primarily in the Euro, Chinese renminbi and British pound).

Sales to international markets (excluding the U.S. and Canada), based on location of customers, for the three months ended April 1, 2018, were 42 percent of total net sales compared with 43 percent of total net sales for the comparable period in 2017. A more detailed discussion of sales by segment is presented in the “OPERATING SEGMENT RESULTS” section.
Gross Margin
Gross margin increased $68 million for the three months ended April 1, 2018, versus the comparable period in 2017 and decreased 3.2 points as a percentage of sales. The increase in gross margin dollars was primarily due to higher volumes, improved pricing and lower material costs, partially offset by higher campaign costs ($187 million for a campaign in the Components and Engine segments) and increased compensation costs (driven by headcount growth.) See Note 6, "INCOME TAXES," and Note 11, "COMMITMENTS AND CONTINGENCIES," to the Condensed Consolidated Financial Statements for additional information on the tax valuation adjustments and the warranty campaign, respectively.
The provision for base warranties issued, excluding campaigns, as a percent of sales for the three months ended April 1, 2018, was 2.0 percent compared to 1.9 percent for the comparable period in 2017. A detailed discussion of margin by segment is presented in the “OPERATING SEGMENT RESULTS” section.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $30 million for the three months ended April 1, 2018, versus the comparable period in 2017, primarily due to higher compensation expenses ($29 million) driven by headcount growth. Compensation and related expenses include salaries, fringe benefits and variable compensation. Overall, selling, general and administrative expenses, as a percentage of sales, decreased to 10.4 percent in the three months ended April 1, 2018, from 11.9 percent in the comparable period in 2017.
Research, Development and Engineering Expenses
Research, development and engineering expenses increased $52 million for the three months ended April 1, 2018, versus the comparable period in 2017, primarily due to increased compensation expenses ($22 million) driven by headcount growth, higher consulting expenses ($10 million) and lower expense recovery ($9 million). Overall, research, development and engineering expenses as a percentage of sales increased to 3.8 percent in the three months ended April 1, 2018, from 3.4 percent in the comparable period in 2017. Research activities continue to focus on development of new products to meet future emission standards around the world and improvements in fuel economy performance of diesel and natural gas powered engines.
Equity, Royalty and Interest Income from Investees
Equity, royalty and interest income from investees increased $7 million for the three months ended April 1, 2018, versus the comparable period in 2017, primarily due to higher earnings at Chongqing Cummins Engine Company, Ltd. and Cummins Westport, Inc., and higher royalty and interest income, partially offset by lower earnings at Beijing Foton Cummins Engine Co., Ltd.

Other Operating Income (Expense), Net
Other operating income (expense), net was as follows:

	Three months ended
In millions	April 1, 2018	April 2, 2017
Royalty income, net	$7	$9
Amortization of intangible assets	(5)	(2)
Other, net	—	(2)
Total other operating income (expense), net	$2	$5
Interest Income
Interest income for the three months ended April 1, 2018, increased $5 million versus the comparable period in 2017, primarily due to higher interest rates.

Interest Expense
Interest expense for the three months ended April 1, 2018, increased $6 million versus the comparable period in 2017, primarily due to higher weighted-average debt outstanding.
Other Income, Net
Other income, net was as follows:

	Three months ended
In millions	April 1, 2018	April 2, 2017
Non-service cost, pension and other postretirement benefits	$15	$6
Dividend income	2	1
Bank charges	(3)	(3)
Change in cash surrender value of corporate owned life insurance	(4)	13
Foreign currency (loss) gain, net	(11)	2
Other, net	11	5
Total other income, net	$10	$24
Income Tax Expense
Our effective tax rate for the year is expected to approximate 23.0 percent, excluding any discrete tax items that may arise.
Our effective tax rate for the three months ended April 1, 2018, was 37.9 percent and contained $78 million, or $0.47 per share, of unfavorable discrete tax items, primarily related to a 2017 Tax Cuts and Jobs Act (Tax Legislation) adjustment of $74 million. This includes $39 million associated with changes related to the Tax Legislation measurement period adjustment and $35 million associated with the one-time recognition of deferred tax charges at historical tax rates on intercompany profit in inventory. See Note 6, "INCOME TAXES," for additional information.
Our effective tax rate for the three months ended April 2, 2017, was 26.1 percent and contained only immaterial discrete tax items.
The increase in the effective tax rate for the three months ended April 1, 2018, versus the comparable period in 2017, was primarily due to the unfavorable discrete changes associated with the Tax Legislation passed in December 2017.
Noncontrolling Interests
Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities. Noncontrolling interests in income of consolidated subsidiaries for the three months ended April 1, 2018, decreased $9 million versus the comparable period in 2017, primarily due to losses at the Eaton Cummins Automated Transmission Technologies joint venture, offset by higher earnings at Cummins India Ltd.
Net Income Attributable to Cummins Inc. and Diluted Earnings Per Share Attributable to Cummins Inc.
Net income and diluted earnings per share attributable to Cummins Inc. for the three months ended April 1, 2018, decreased $71 million and $0.40 per share, respectively versus the comparable period in 2017, primarily due to higher campaign costs ($194 million primarily due to $187 million for a campaign in the Components and Engine segments for engine model years 2010 to 2015 related to degradation of an aftertreatment component), a higher effective tax rate ($78 million of unfavorable discrete tax items primarily related to valuation adjustments from Tax Legislation, passed in December of 2017), higher research, development and engineering expenses (driven by headcount growth) and higher selling, general and administrative expenses (driven by headcount growth), partially offset by significantly higher net sales and increased equity, royalty and interest income from investees.

Comprehensive Income - Foreign Currency Translation Adjustment
The foreign currency translation adjustment was a net gain of $84 million for the three months ended April 1, 2018, compared to a net gain of $80 million for the three months ended April 2, 2017, and was driven by the following:

	Three months ended
	April 1, 2018		April 2, 2017
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly-owned subsidiaries	$70	British pound, Chinese renminbi offset by Indian rupee	$57	Indian rupee, British pound
Equity method investments	22	Chinese renminbi	10	Indian rupee, Chinese renminbi
Consolidated subsidiaries with a noncontrolling interest	(8)	Indian rupee	13	Indian rupee
Total	$84		$80

OPERATING SEGMENT RESULTS
Our reportable operating segments consist of the Engine, Distribution, Components, Power Systems and Electrified Power segments. This reporting structure is organized according to the products and markets each segment serves. Effective January 1, 2018, we changed our measure to EBITDA as a primary basis for the Chief Operating Decision Maker to evaluate the performance of each of our reportable operating segments. Segment amounts exclude certain expenses not specifically identifiable to segments. See Note 13, "OPERATING SEGMENTS," to the Condensed Consolidated Financial Statements for additional information.
Following is a discussion of results for each of our operating segments.
Engine Segment Results
Financial data for the Engine segment was as follows:

	Three months ended		Favorable/
	April 1,	April 2,	(Unfavorable)
In millions	2018	2017	Amount	Percent
External sales	$1,813	$1,457	$356	24%
Intersegment sales	633	566	67	12%
Total sales	2,446	2,023	423	21%
Research, development and engineering expenses	79	54	(25)	(46)%
Equity, royalty and interest income from investees	67	72	(5)	(7)%
Interest income	2	1	1	100%
Segment EBITDA	286	273	13	5%

			Percentage Points
Segment EBITDA as a percentage of total sales	11.7%	13.5%		(1.8)

Sales for our Engine segment by market were as follows:

	Three months ended		Favorable/
	April 1,	April 2,	(Unfavorable)
In millions	2018	2017	Amount	Percent
Heavy-duty truck	$815	$620	$195	31%
Medium-duty truck and bus	692	544	148	27%
Light-duty automotive	402	423	(21)	(5)%
Total on-highway	1,909	1,587	322	20%
Off-highway	537	436	101	23%
Total sales	$2,446	$2,023	$423	21%
Unit shipments by engine classification (including unit shipments to Power Systems and off-highway engine units included in their respective classification) were as follows:

	Three months ended		Favorable/
	April 1,	April 2,	(Unfavorable)
	2018	2017	Amount	Percent
Heavy-duty	26,600	19,200	7,400	39%
Medium-duty	74,000	60,300	13,700	23%
Light-duty	61,900	63,100	(1,200)	(2)%
Total unit shipments	162,500	142,600	19,900	14%

Sales
Engine segment sales for the three months ended April 1, 2018, increased $423 million versus the comparable period in 2017. The following were the primary drivers by market:

•	Heavy-duty truck sales increased $195 million primarily due to higher demand in North American heavy-duty truck markets with increased shipments of 48 percent.

•
Medium-duty truck and bus sales increased $148 million primarily due to higher demand in North American medium-duty truck markets with increased engine shipments of 26 percent, and increased demand in Brazil and Mexico.

•
Off-highway sales increased $101 million primarily due to improved demand in global construction markets, with increased international unit shipments of 45 percent primarily in China, Korea and Europe, and increased unit shipments of 47 percent in North America.

The increases above were partially offset by decreased light-duty automotive sales of $21 million primarily due to lower sales to Chrysler.
Total on-highway-related sales for the three months ended April 1, 2018, were 78 percent of total engine segment sales, versus 78 percent for the comparable period in 2017.
Segment EBITDA
Engine segment EBITDA for the three months ended April 1, 2018, increased $13 million versus the comparable period in 2017, primarily due to higher gross margin, favorable other income, net and lower selling, general and administrative expenses, partially offset by increased research, development and engineering expenses and lower equity, royalty and interest income from investees. Major components of EBITDA and related changes to EBITDA and EBITDA as a percentage of sales were as follows:

	Three months ended
	April 1, 2018 vs. April 2, 2017
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of total sales
Gross margin	$30	8%	(1.8)
Selling, general and administrative expenses	3	2%	1.4
Research, development and engineering expenses	(25)	(46)%	(0.5)
Equity, royalty and interest income from investees	(5)	(7)%	(0.9)
Other income, net	5	71%	0.2

The increase in gross margin dollars for the three months ended April 1, 2018, versus the comparable period in 2017, was primarily due to higher volumes and improved pricing, partially offset by increased campaign costs of $93 million related to a campaign for engine systems from model years 2010 to 2015 that are subject to aftertreatment component degradation. See Note 11, "COMMITMENTS AND CONTINGENCIES," to the Condensed Consolidated
Financial Statements for additional information. The increase in research, development and engineering expenses was primarily due to lower expense recovery and higher compensation expense driven by headcount growth. The decrease in equity, royalty and interest income from investees was primarily due to lower earnings at Beijing Foton Cummins Engine Co., Ltd. and Dongfeng Cummins Engine Company, Ltd., partially offset by higher earnings at Tata Cummins Ltd. and Cummins Westport, Inc.

Distribution Segment Results
Financial data for the Distribution segment was as follows:

	Three months ended		Favorable/
	April 1,	April 2,	(Unfavorable)
In millions	2018	2017	Amount	Percent
External sales	$1,847	$1,637	$210	13%
Intersegment sales	6	8	(2)	(25)%
Total sales	1,853	1,645	208	13%
Research, development and engineering expenses	5	4	(1)	(25)%
Equity, royalty and interest income from investees	13	11	2	18%
Interest income	2	1	1	100%
Segment EBITDA	123	130	(7)	(5)%

			Percentage Points
Segment EBITDA as a percentage of total sales	6.6%	7.9%		(1.3)
Sales for our Distribution segment by region were as follows:

	Three months ended		Favorable/
	April 1,	April 2,	(Unfavorable)
In millions	2018	2017	Amount	Percent
North America	$1,276	$1,113	$163	15%
Asia Pacific	189	170	19	11%
Europe	132	97	35	36%
China	78	58	20	34%
Africa and Middle East	60	95	(35)	(37)%
India	45	43	2	5%
Latin America	38	35	3	9%
Russia	35	34	1	3%
Total sales	$1,853	$1,645	$208	13%
Sales for our Distribution segment by product line were as follows:

	Three months ended		Favorable/
	April 1,	April 2,	(Unfavorable)
In millions	2018	2017	Amount	Percent
Parts	$808	$745	$63	8%
Engines	367	275	92	33%
Service	352	319	33	10%
Power generation	326	306	20	7%
Total sales	$1,853	$1,645	$208	13%
Sales
Distribution segment sales for the three months ended April 1, 2018, increased $208 million versus the comparable period in 2017. The following were the primary drivers by region:

•	North American sales increased $163 million, representing 78% of the total change in distribution segment sales, primarily due to increased demand in the engines, parts and service lines of business.

•	European sales increased $35 million primarily due to an increase in demand for whole goods.

•	Foreign currency fluctuations favorably impacted sales (primarily in the Euro, Australian dollar, Chinese renminbi and Canadian dollar).
The increases above were partially offset by decreased demand in Africa and the Middle East.
Segment EBITDA
Distribution segment EBITDA for the three months ended April 1, 2018, decreased $7 million versus the comparable period in 2017 primarily due to higher selling, general and administrative expenses, increased research, development and engineering expenses and higher other expense, partially offset by higher gross margin and higher equity, royalty and interest income from investees. Major components of EBITDA and related changes to EBITDA and EBITDA as a percentage of sales were as follows:

	Three months ended
	April 1, 2018 vs. April 2, 2017
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of total sales
Gross margin	$13	5%	(1.2)
Selling, general and administrative expenses	(14)	(7)%	0.6
Research, development and engineering expenses	(1)	(25)%	(0.1)
Equity, royalty and interest income from investees	2	18%	—
Other income (expense), net	(4)	(100)%	0.2
The increase in gross margin dollars for the three months ended April 1, 2018, versus the comparable period in 2017, was primarily due to higher volumes, favorable foreign currency fluctuations (primarily in the Australian dollar, Canadian dollar, South African rand and Chinese renminbi) and improved pricing, partially offset by increased compensation expenses driven by headcount growth and unfavorable mix. The increase in selling, general and administrative expenses was primarily due to higher compensation expense driven by headcount growth. The increase in equity, royalty and interest income from investees was primarily due to higher earnings at Valvoline Cummins Ltd. The decrease in other income (expense) was primarily due to unfavorable foreign currency fluctuations (primarily in Angolan kwanza).
Components Segment Results
Financial data for the Components segment was as follows:

	Three months ended		Favorable/
	April 1,	April 2,	(Unfavorable)
In millions	2018	2017	Amount	Percent
External sales	$1,313	$980	$333	34%
Intersegment sales	440	364	76	21%
Total sales	1,753	1,344	409	30%
Research, development and engineering expenses	62	50	(12)	(24)%
Equity, royalty and interest income from investees	16	13	3	23%
Interest income	1	—	1	NM
Segment EBITDA	227	216	11	5%

			Percentage Points
Segment EBITDA as a percentage of total sales	12.9%	16.1%		(3.2)
____________________________________
"NM" - not meaningful information

Sales for our Components segment by business were as follows:

	Three months ended		Favorable/
	April 1,	April 2,	(Unfavorable)
In millions	2018	2017	Amount	Percent
Emission solutions	$775	$616	$159	26%
Turbo technologies	340	287	53	18%
Filtration	320	277	43	16%
Electronics and fuel systems	201	164	37	23%
Automated transmissions	117	—	117	NM
Total sales	$1,753	$1,344	$409	30%
____________________________________
"NM" - not meaningful information
Sales
Components segment sales for the three months ended April 1, 2018, increased $409 million, across all lines of business, versus the comparable period in 2017. The following were the primary drivers by business:

•	Emission solutions sales increased $159 million primarily due to stronger market demand for trucks in North America and Korea, and increased sales of products to meet new emission standards in India.

•	Automated transmissions, consolidated during the third quarter of 2017, had North American sales of $117 million.

•	Turbo technologies sales increased $53 million primarily due to higher demand in North America and Western Europe.

•	Filtration sales increased $43 million primarily due to higher demand in North America and Western Europe.

•	Electronics and fuel systems sales increased $37 million primarily due to higher demand in North America.

•	Foreign currency fluctuations favorably impacted sales (primarily in the Euro and Chinese renminbi)
Segment EBITDA
Components segment EBITDA for the three months ended April 1, 2018, increased $11 million versus the comparable period in 2017, as higher gross margin and equity, royalty and interest income from investees was partially offset by increased research, development and engineering expenses and higher selling, general and administrative expenses. Major components of EBITDA and related changes to EBITDA and EBITDA as a percentage of sales were as follows:

	Three months ended
	April 1, 2018 vs. April 2, 2017
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of total sales
Gross margin	$22	7%	(4.1)
Selling, general and administrative expenses	(10)	(10)%	1.1
Research, development and engineering expenses	(12)	(24)%	0.2
Equity, royalty and interest income from investees	3	23%	(0.1)
The increase in gross margin for the three months ended April 1, 2018, versus the comparable period in 2017, was primarily due to higher volumes, lower material costs, improved mix, favorable foreign currency fluctuations (primarily the Chinese renminbi) and improved pricing, partially offset by increased campaign costs of $94 million related to a campaign for engine systems from model years 2010 to 2015 that are subject to aftertreatment component degradation. See Note 11, "COMMITMENTS AND CONTINGENCIES," to the Condensed Consolidated Financial Statements for additional information. The increase in selling, general and administrative expenses was primarily due to higher consulting expense and increased compensation expense due to the addition of the automated transmission business, partially offset by lower variable compensation expense. The increase in research, development and engineering expenses was primarily due to higher compensation expense due to the addition of the automated transmission business and increased consulting expenses. The increase in equity, royalty and interest income from investees was primarily due to higher earnings at Dongfeng Cummins Emission Solutions Co., Ltd.

Power Systems Segment Results
Financial data for the Power Systems segment was as follows:

	Three months ended		Favorable/
	April 1,	April 2,	(Unfavorable)
In millions	2018	2017	Amount	Percent
External sales	$595	$515	$80	16%
Intersegment sales	479	367	112	31%
Total sales	1,074	882	192	22%
Research, development and engineering expenses	57	50	(7)	(14)%
Equity, royalty and interest income from investees	19	12	7	58%
Interest income	2	—	2	NM
Segment EBITDA	142	85	57	67%

			Percentage Points
Segment EBITDA as a percentage of total sales	13.2%	9.6%		3.6
____________________________________
"NM" - not meaningful information

Sales for our Power Systems segment by product line were as follows:

	Three months ended		Favorable/
	April 1,	April 2,	(Unfavorable)
In millions	2018	2017	Amount	Percent
Power generation	$571	$526	$45	9%
Industrial	414	275	139	51%
Generator technologies	89	81	8	10%
Total sales	$1,074	$882	$192	22%
High-horsepower unit shipments by engine classification were as follows:

	Three months ended		Favorable/
	April 1,	April 2,	(Unfavorable)
Units	2018	2017	Amount	Percent
Power generation	2,100	1,900	200	11%
Industrial	1,700	1,300	400	31%
Total engine shipments	3,800	3,200	600	19%
Sales
Power Systems segment sales for the three months ended April 1, 2018, increased $192 million versus the comparable period in 2017. The following were the primary drivers by product line:

•	Industrial sales increased $139 million principally due to higher demand in global mining markets, especially in China, Europe, North America and Russia, and oil and gas markets in North America.

•	Power generation sales increased $45 million primarily due to higher demand in Australia, North America and China, partially offset by lower demand in Western Europe.

•	Foreign currency fluctuations favorably impacted sales (primarily in the British pound, Chinese renminbi and Euro).
Segment EBITDA
Power Systems segment EBITDA for the three months ended April 1, 2018, increased $57 million versus the comparable period in 2017 primarily due to higher gross margin and equity, royalty and interest income from investees, partially offset by increased research, development and engineering expenses and higher selling, general and administrative expenses. Major components of EBITDA and related changes to EBITDA and EBITDA as a percentage of sales were as follows:

	Three months ended
	April 1, 2018 vs. April 2, 2017
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of total sales
Gross margin	$54	27%	1.1
Selling, general and administrative expenses	(6)	(6)%	1.5
Research, development and engineering expenses	(7)	(14)%	0.4
Equity, royalty and interest income from investees	7	58%	0.4
The increase in gross margin for the three months ended April 1, 2018, versus the comparable period in 2017, was primarily due to increased volumes and lower material costs. The increase in selling, general and administrative expenses was primarily due to higher compensation expenses driven by headcount growth and higher consulting expenses. The increase in research, development and engineering expenses was primarily due to higher compensation expense driven by headcount growth and increased consulting expenses. The increase in equity, royalty and interest income from investees was primarily due to higher earnings at Chongqing Cummins Engine Company, Ltd.
Electrified Power Segment Results
We formed the Electrified Power segment during the first quarter of 2018. The primary focus of the segment is on research and development activities around fully electric and hybrid powertrain solutions. Our intellectual property is developed both in house as well as through acquisitions. As of April 1, 2018, we completed two acquisitions, which provided us with battery systems intellectual property as well as start-up sales of $2 million. We invested $7 million in research and development activities, which along with the gross margins generated by our acquisitions and selling and administrative expenses resulted in a segment EBITDA loss of $10 million for three months ended April 1, 2018. See NOTE 13, "OPERATING SEGMENTS," to our Condensed Consolidated Financial Statements for additional information.

Reconciliation of Segment EBITDA to Net Income Attributable to Cummins Inc.
The table below reconciles the segment information to the corresponding amounts in the Condensed Consolidated Statements of Income:

	Three months ended
In millions	April 1, 2018	April 2, 2017
TOTAL SEGMENT EBITDA	$768	$704
Intersegment elimination (1)	(68)	1
TOTAL EBITDA	700	705
Less:
Interest expense	24	18
Depreciation and amortization (2)	153	139
INCOME BEFORE INCOME TAXES	523	548
Less: Income tax expense	198	143
CONSOLIDATED NET INCOME	325	405
Less: Net income attributable to noncontrolling interest	—	9
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$325	$396
____________________________________
(1) Includes intersegment sales, intersegment profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses for the three months ended April 1, 2018 and April 2, 2017.
(2) Depreciation and amortization, as shown on a segment basis, excludes the amortization of debt discount and deferred costs included in the Condensed Consolidated Statements of Income as interest expense. The amortization of debt discount and deferred costs was $1 million and less than $1 million for the three month periods ended April 1, 2018 and April 2, 2017, respectively.

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

Dollars in millions	April 1, 2018	December 31, 2017
Working capital (1)	$3,369	$3,251
Current ratio	1.58	1.57
Accounts and notes receivable, net	$3,845	$3,618
Days’ sales in receivables	61	59
Inventories	$3,411	$3,166
Inventory turnover	4.9	5.0
Accounts payable (principally trade)	$2,854	$2,579
Days' payable outstanding	58	53
Total debt	$2,277	$2,006
Total debt as a percent of total capital	21.5%	19.7%
____________________________________
(1) Working capital includes cash and cash equivalents.
Cash Flows
Cash and cash equivalents were impacted as follows:

	Three months ended
In millions	April 1, 2018	April 2, 2017	Change
Net cash (used in) provided by operating activities	$(117)	$379	$(496)
Net cash used in investing activities	(36)	(27)	(9)
Net cash used in financing activities	(52)	(164)	112
Effect of exchange rate changes on cash and cash equivalents	43	14	29
Net (decrease) increase in cash and cash equivalents	$(162)	$202	$(364)

Net cash used in operating activities decreased $496 million for the three months ended April 1, 2018, versus the comparable period in 2017, primarily due to higher working capital levels and lower earnings of $80 million. During the first three months of 2018, the higher working capital requirements resulted in a cash outflow of $446 million compared to a cash outflow of $128 million in the comparable period in 2017, primarily due to the payment of higher accrued variable compensation expense in the first quarter of 2018.
Net cash used in investing activities increased $9 million for the three months ended April 1, 2018, versus the comparable period in 2017, primarily due to lower net liquidations of investments in marketable securities of $106 million, partially offset by higher cash flows from derivatives not designated as hedges of $51 million and lower capital expenditures and investments in internal use software of $21 million.
Net cash used in financing activities decreased $112 million for the three months ended April 1, 2018, versus the comparable period in 2017, primarily due to higher borrowings of commercial paper of $233 million, partially offset by higher repurchases of common stock of $112 million.
The effect of exchange rate changes on cash and cash equivalents for the three months ended April 1, 2018, versus the comparable period in 2017, increased $29 million primarily due to the British pound, which increased cash and cash equivalents by $21 million.

Sources of Liquidity
We generate significant ongoing cash flow and cash provided by operations is our principal source of liquidity. For the three months ended April 1, 2018, we used $117 million of cash in our operations primarily due to higher working capital requirements and lower net income as discussed above.
At April 1, 2018, our sources of liquidity included:

	April 1, 2018
In millions	Total	U.S.	International	Primary location of international balances
Cash and cash equivalents	$1,207	$310	$897	U.K., China, Singapore, Australia, Belgium, Mexico
Marketable securities (1)	180	54	126	India
Total	$1,387	$364	$1,023
Available credit capacity
Revolving credit facilities (2)	$2,157
International and other uncommitted domestic credit facilities	$253
____________________________________
(1) The majority of marketable securities could be liquidated into cash within a few days.
(2) The five-year credit facility for $1.75 billion and the 364-day credit facility for $1.0 billion, maturing November 2020 and September 2018 respectively, are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. At April 1, 2018, we had $593 million of commercial paper outstanding, which effectively reduced the available capacity under our revolving credit facilities to $2.16 billion.
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
Debt Facilities and Other Sources of Liquidity
We have access to committed credit facilities that total $2.75 billion, including a $1.0 billion, 364-day facility that expires September 14, 2018 and a $1.75 billion, 5-year facility that expires on November 13, 2020. We intend to maintain credit facilities of a similar aggregate amount by renewing or replacing these facilities before expiration. Revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings, letters of credit and general corporate purposes.
We can issue up to $2.75 billion of unsecured short-term promissory notes ("commercial paper") pursuant to our board authorized commercial paper programs. The programs facilitate the private placement of unsecured short-term debt through third party brokers. We intend to use the net proceeds from the commercial paper borrowings for general corporate purposes.
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
Uses of Cash
Stock Repurchases
In December 2016, our Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon completion of the 2015 repurchase plan. In the first three months of 2018, we made the following purchases under the 2015 and 2016 stock repurchase programs:

In millions, except per share amounts	Shares Purchased	Average Cost Per Share	Total Cost of Repurchases	Remaining Authorized Capacity (1)
November 2015, $1 billion repurchase program
April 1	0.3	$166.79	$46	$—

December 2016, $1 billion repurchase program
April 1	0.7	164.48	$117	883

Total	1.0	$165.13	$163
____________________________________
(1) The remaining authorized capacity under the 2016 plan was calculated based on the cost to purchase the shares but excludes commission expenses in accordance with the authorized plan.
We intend to repurchase outstanding shares from time to time during 2018 to enhance shareholder value and to offset the dilutive impact of employee stock based compensation plans.
Dividends
In July 2017, our Board of Directors authorized an increase to our quarterly dividend of 5.4 percent from $1.025 per share to $1.08 per share. We paid dividends of $178 million during the three months ended April 1, 2018.
Capital Expenditures
Capital expenditures, including spending on internal use software, for the three months ended April 1, 2018, were $87 million compared to $108 million in the comparable period in 2017. We continue to invest in new product lines and targeted capacity expansions. We plan to spend between $730 million and $760 million in 2018 on capital expenditures as we continue with product launches and facility improvements. Approximately 50 percent of our capital expenditures are expected to be invested outside of the U.S. in 2018.
Pensions
Our global pension plans, including our unfunded and non-qualified plans, were 116 percent funded at December 31, 2017. Our U.S. qualified plans, which represent approximately 55 percent of the worldwide pension obligation, were 131 percent funded and our U.K. plans were 118 percent funded. The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans. In the first three months of 2018, the investment loss on our U.S. pension trust was 1.5 percent while our U.K. pension trust loss was 0.5 percent. Approximately 76 percent of our pension plan assets are held in highly liquid investments such as fixed income and equity securities. The remaining 24 percent of our plan assets are held in less liquid, but market valued investments, including real estate, private equity, venture capital, opportunistic credit and insurance contracts. We anticipate making additional defined benefit pension contributions during the remainder of 2018 of $29 million for our U.S. and U.K. pension plans. Approximately $14 million of the estimated $38 million of U.S. and U.K. pension contributions for the full year are voluntary. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2018 net periodic pension cost to approximate $86 million.
Current Maturities of Short and Long-Term Debt
We had $593 million of commercial paper outstanding at April 1, 2018, that matures in less than one year. The maturity schedule of our existing long-term debt does not require significant cash outflows in the intermediate term. Required annual principal payments range from $8 million to $51 million over the next five years (including the remainder of 2018). See Note 9, "DEBT," to the Condensed Consolidated Financial Statements for additional information.

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
Management's Assessment of Liquidity

Our financial condition and liquidity remain strong. Our solid balance sheet and credit ratings enable us to have ready access to credit and the capital markets. We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities. We believe our operating cash flow and liquidity provides us with the financial flexibility needed to fund working capital, common stock repurchases, acquisitions, capital expenditures, dividend payments, projected pension obligations and debt service obligations. While we expect more efficient access to overseas earnings as a result of Tax Legislation, we will continue to generate cash from operations in the U.S. and maintain access to our revolving credit facility as noted above.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
A summary of our significant accounting policies is included in Note 1, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” of the Notes to the Consolidated Financial Statements of our 2017 Form 10-K, which discusses accounting policies that we have selected from acceptable alternatives.
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
A discussion of our critical accounting estimates may be found in the “Management’s Discussion and Analysis” section of our 2017 Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.” Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first three months of 2018.
RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note 14, "RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS," in the Notes to Condensed Consolidated Financial Statements for additional information.
ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
A discussion of quantitative and qualitative disclosures about market risk may be found in Item 7A of our 2017 Form 10-K. There have been no material changes in this information since the filing of our 2017 Form 10-K.
ITEM 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended April 1, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.  Risk Factors
In addition to other information set forth in this report, you should consider other risk factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K or the "CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION" in this Quarterly report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently judge to be immaterial also may materially adversely affect our business, financial condition or operating results.
ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following information is provided pursuant to Item 703 of Regulation S-K:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1 - February 4	—	$—	—	35,408
February 5 - March 4	619,016	167.67	616,611	42,048
March 5 - April 1	373,937	160.97	372,721	50,538
Total	992,953	165.15	989,332
____________________________________
(1)  Shares purchased represent shares under our Key Employee Stock Investment Plan established in 1969 (there is no maximum repurchase limitation in this plan) and our Board of Directors authorized share repurchase programs.
(2)  These values reflect the sum of shares held in loan status under our Key Employee Stock Investment Plan. The repurchase programs authorized by the Board of Directors do not limit the number of shares that may be purchased and were excluded from this column. The dollar value remaining available for future purchases under such programs as of April 1, 2018, was $883 million.
In December 2016, our Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon completion of the 2015 repurchase plan. During the three months ended April 1, 2018, we repurchased $46 million of common stock under the 2015 Board of Directors Authorized Plan, completing this program, and repurchased $117 million shares of common stock under the 2016 authorization.
During the three months ended April 1, 2018, we repurchased 3,621 shares from employees in connection with the Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock on an installment basis up to an established credit limit. Loans are issued for five-year terms at a fixed interest rate established at the date of purchase and may be refinanced after their initial five-year period for an additional five-year period. Participants must hold shares for a minimum of six months from date of purchase. If the shares are sold before the loan is paid off, the employee must wait six months before another share purchase may be made. We hold participants’ shares as security for the loans and would, in effect repurchase shares if the participant defaulted in repayment of the loan. There is no maximum amount of shares that we may purchase under this plan.
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

Cummins Inc.
Date:	May 1, 2018

	By:	/s/ PATRICK J. WARD	By:	/s/ CHRISTOPHER C. CLULOW
		Patrick J. Ward		Christopher C. Clulow
		Vice President and Chief Financial Officer		Vice President-Corporate Controller
		(Principal Financial Officer)		(Principal Accounting Officer)