Form 10-Q
period 2018-07-01
CUMMINS INC
filed 2018-07-31
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 1, 2018

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

As of July 1, 2018, there were 163,311,209 shares of common stock outstanding with a par value of $2.50 per share.

CUMMINS INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION
ITEM 1.  Condensed Consolidated Financial Statements
CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Six months ended
In millions, except per share amounts	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
NET SALES (a) (Note 3)	$6,132	$5,078	$11,702	$9,667
Cost of sales	4,692	3,827	9,062	7,284
GROSS MARGIN	1,440	1,251	2,640	2,383
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	613	606	1,190	1,153
Research, development and engineering expenses	219	175	429	333
Equity, royalty and interest income from investees (Note 5)	110	98	225	206
Other operating income (expense), net	4	18	6	23
OPERATING INCOME	722	586	1,252	1,126
Interest income	10	5	17	7
Interest expense	28	21	52	39
Other income, net	11	29	21	53
INCOME BEFORE INCOME TAXES	715	599	1,238	1,147
Income tax expense (Note 6)	161	158	359	301
CONSOLIDATED NET INCOME	554	441	879	846
Less: Net income attributable to noncontrolling interests	9	17	9	26
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$545	$424	$870	$820

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
Basic	$3.33	$2.53	$5.30	$4.90
Diluted	$3.32	$2.53	$5.27	$4.88

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	163.8	167.3	164.3	167.4
Dilutive effect of stock compensation awards	0.5	0.5	0.7	0.5
Diluted	164.3	167.8	165.0	167.9

CASH DIVIDENDS DECLARED PER COMMON SHARE	$1.08	$1.025	$2.16	$2.05
____________________________________
(a) Includes sales to nonconsolidated equity investees of $340 million and $637 million and $283 million and $550 million for the three and six months ended July 1, 2018 and July 2, 2017, respectively.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Six months ended
In millions	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
CONSOLIDATED NET INCOME	$554	$441	$879	$846
Other comprehensive income (loss), net of tax (Note 13)
Change in pension and other postretirement defined benefit plans	13	15	21	36
Foreign currency translation adjustments	(299)	102	(215)	182
Unrealized gain on marketable securities	—	1	—	1
Unrealized gain on derivatives	—	—	7	1
Total other comprehensive income (loss), net of tax	(286)	118	(187)	220
COMPREHENSIVE INCOME	268	559	692	1,066
Less: Comprehensive (loss) income attributable to noncontrolling interests	(7)	18	(14)	40
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUMMINS INC.	$275	$541	$706	$1,026

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

In millions, except par value	July 1, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$1,318	$1,369
Marketable securities (Note 7)	214	198
Total cash, cash equivalents and marketable securities	1,532	1,567
Accounts and notes receivable, net
Trade and other	3,794	3,311
Nonconsolidated equity investees	301	307
Inventories (Note 8)	3,559	3,166
Prepaid expenses and other current assets	649	577
Total current assets	9,835	8,928
Long-term assets
Property, plant and equipment	7,982	8,058
Accumulated depreciation	(4,158)	(4,131)
Property, plant and equipment, net	3,824	3,927
Investments and advances related to equity method investees	1,303	1,156
Goodwill	1,079	1,082
Other intangible assets, net	940	973
Pension assets	1,022	1,043
Other assets	912	966
Total assets	$18,915	$18,075

LIABILITIES
Current liabilities
Accounts payable (principally trade)	$2,981	$2,579
Loans payable (Note 9)	55	57
Commercial paper (Note 9)	802	298
Accrued compensation, benefits and retirement costs	468	811
Current portion of accrued product warranty (Note 10)	464	454
Current portion of deferred revenue	479	500
Other accrued expenses (Note 11)	806	915
Current maturities of long-term debt (Note 9)	49	63
Total current liabilities	6,104	5,677
Long-term liabilities
Long-term debt (Note 9)	1,556	1,588
Postretirement benefits other than pensions	289	289
Pensions	331	330
Other liabilities and deferred revenue (Note 11)	2,441	2,027
Total liabilities	$10,721	$9,911

Commitments and contingencies (Note 12)

EQUITY
Cummins Inc. shareholders’ equity
Common stock, $2.50 par value, 500 shares authorized, 222.4 and 222.4 shares issued	$2,239	$2,210
Retained earnings	12,009	11,464
Treasury stock, at cost, 59.1 and 56.7 shares	(5,276)	(4,905)
Common stock held by employee benefits trust, at cost, 0.5 and 0.5 shares	(6)	(7)
Accumulated other comprehensive loss (Note 13)	(1,667)	(1,503)
Total Cummins Inc. shareholders’ equity	7,299	7,259
Noncontrolling interests	895	905
Total equity	$8,194	$8,164
Total liabilities and equity	$18,915	$18,075

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended
In millions	July 1, 2018	July 2, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$879	$846
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	308	284
Deferred income taxes	(21)	—
Equity in income of investees, net of dividends	(163)	(132)
Pension contributions under (in excess of) expense, net (Note 4)	25	(44)
Other post retirement benefits payments in excess of expense, net (Note 4)	—	(8)
Stock-based compensation expense	28	23
Loss contingency payments	(65)	—
Translation and hedging activities	(21)	31
Changes in current assets and liabilities
Accounts and notes receivable	(555)	(488)
Inventories	(475)	(264)
Other current assets	(42)	21
Accounts payable	442	403
Accrued expenses	94	132
Changes in other liabilities and deferred revenue	5	103
Other, net	34	(81)
Net cash provided by operating activities	473	826

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(186)	(182)
Investments in internal use software	(35)	(40)
Investments in and advances to equity investees	(15)	(64)
Investments in marketable securities—acquisitions (Note 7)	(143)	(69)
Investments in marketable securities—liquidations (Note 7)	116	162
Cash flows from derivatives not designated as hedges	(9)	19
Other, net	36	14
Net cash used in investing activities	(236)	(160)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) of commercial paper (Note 9)	504	(78)
Payments on borrowings and capital lease obligations	(33)	(29)
Distributions to noncontrolling interests	(11)	(10)
Dividend payments on common stock	(355)	(343)
Repurchases of common stock	(379)	(120)
Other, net	21	36
Net cash used in financing activities	(253)	(544)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(35)	51
Net (decrease) increase in cash and cash equivalents	(51)	173
Cash and cash equivalents at beginning of year	1,369	1,120
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,318	$1,293

 The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

In millions	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Common Stock Held in Trust	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2016	$556	$1,597	$11,040	$(4,489)	$(8)	$(1,821)	$6,875	$299	$7,174
Net income			820				820	26	846
Other comprehensive income (loss), net of tax (Note 13)						206	206	14	220
Issuance of common stock		3					3	—	3
Employee benefits trust activity		12			1		13	—	13
Repurchases of common stock				(120)			(120)	—	(120)
Cash dividends on common stock			(343)				(343)	—	(343)
Distributions to noncontrolling interests							—	(10)	(10)
Stock based awards				23			23	—	23
Other shareholder transactions		16					16	—	16
BALANCE AT JULY 2, 2017	$556	$1,628	$11,517	$(4,586)	$(7)	$(1,615)	$7,493	$329	$7,822

BALANCE AT DECEMBER 31, 2017	$556	$1,654	$11,464	$(4,905)	$(7)	$(1,503)	$7,259	$905	$8,164
Impact of adopting accounting standards (Notes 3 and 14)			30				30	—	30
Net income			870				870	9	879
Other comprehensive income (loss), net of tax (Note 13)						(164)	(164)	(23)	(187)
Issuance of common stock		8					8	—	8
Employee benefits trust activity		8			1		9	—	9
Repurchases of common stock				(379)			(379)	—	(379)
Cash dividends on common stock			(355)				(355)	—	(355)
Distributions to noncontrolling interests							—	(11)	(11)
Stock based awards		(4)		8			4	—	4
Other shareholder transactions		17					17	15	32
BALANCE AT JULY 1, 2018	$556	$1,683	$12,009	$(5,276)	$(6)	$(1,667)	$7,299	$895	$8,194

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
Reporting Period
Our reporting period usually ends on the Sunday closest to the last day of the quarterly calendar period. The second quarters of 2018 and 2017 ended on July 1 and July 2, respectively. Our fiscal year ends on December 31, regardless of the day of the week on which December 31 falls.

Weighted-Average Diluted Shares Outstanding
The weighted-average diluted common shares outstanding excludes the anti-dilutive effect of certain stock options since such options had an exercise price in excess of the monthly average market value of our common stock. The options excluded from diluted earnings per share were as follows:

	Three months ended		Six months ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Options excluded	909,394	6,155	458,130	61,345

NOTE 3. REVENUE RECOGNITION
Revenue Recognition Accounting Pronouncement Adoption
In May 2014, the Financial Accounting Standards Board (FASB) amended its standards related to revenue recognition to replace all existing revenue recognition guidance and provide a single, comprehensive model for all contracts with customers. The revised standard contains principles to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that we recognize revenue to depict the transfer of goods or services to customers at an amount that we expect to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of the time value of money in the transaction price and allowing estimation of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendment also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in those judgments as well as assets recognized from costs incurred to fulfill these contracts.
The standard allows either full or modified retrospective adoption effective for annual and interim periods beginning January 1, 2018. We adopted the standard using the modified retrospective approach. We elected to apply this guidance retrospectively only to contracts that were not completed at January 1, 2018.
We identified a change in the manner in which we account for certain license income. We license certain technology to our unconsolidated joint ventures that meets the definition of functional under the standard, which requires that revenue be recognized at a point in time rather than the previous requirement of recognizing it over the license term. Using the modified retrospective adoption method, we recorded an adjustment to our opening equity balance at January 1, 2018, to account for the differences between existing license income recorded and what would have been recorded under the new standard for contracts for which we started recognizing revenue prior to the adoption date. There was not a material impact on any individual year from this change.
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

We recorded a net increase to opening retained earnings of $28 million, net of tax, as of January 1, 2018, due to the cumulative impact of adopting the new revenue standard, with the impact primarily related to our technology licenses that now qualify for point in time recognition rather than over time. The impact to any individual financial statement line item as a result of applying the new standard, as compared to the old standard, was not material for the six months ended July 1, 2018.

Revenue Recognition Policies

Revenue Recognition Sales of Products

We sell to customers either through long-term arrangements or standalone purchase orders. Our long-term arrangements generally do not include committed volumes until underlying purchase orders are issued. Our performance obligations vary by contract, but may include diesel and natural gas engines and engine-related component products, including filtration, aftertreatment, turbochargers, fuel systems, controls systems, air handling systems, transmissions, electric power generation systems, batteries, parts, maintenance services and extended coverage.

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

For volume rebates, we provide certain customers with rebate opportunities for attaining specified volumes during a particular quarter or year. We consider the expected amount of these rebates at the time of the original sale as we determine the overall transaction price. We update our assessment of the amount of rebates that will be earned quarterly based on our best estimate of the volume levels the customer will reach during the measurement period. For market share rebates, we provide certain customers with rebate opportunities based on the percentage of their production that utilizes our product. These rebates are typically measured either quarterly or annually and we assess them at least quarterly to determine our current estimates of amounts expected to be earned. These estimates are considered in the determination of transaction price at the time of the original sale based on the current market shares, with adjustments made as the level changes. For aftermarket rebates, we provide incentives to promote sales to certain dealers and end-markets. These rebates are typically paid on a quarterly, or more frequent basis. At the time of the sales, we consider the expected amount of these rebates when determining the overall transaction price. Estimates are adjusted at the end of each quarter based on the amounts yet to be paid. These estimates are based on historical experience with the particular program.

Sales Returns

The initial determination of the transaction price may also be impacted by expected product returns. Rights of return do not exist for the majority of our sales other than for quality issues. We do offer certain return rights in our aftermarket business, where some aftermarket customers are permitted to return small amounts of parts and filters each year, and in our power generation business, which sells portable generators to retail customers. An estimate of future returns is accounted for at the time of sale as a reduction in the overall contract transaction price based on historical return rates.

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

Long-term Contracts

Our long-term maintenance agreements often include a variable component of the transaction price. We are generally compensated under such arrangements on a cost per hour of usage basis. We typically can estimate the expected usage over the life of the contract, but reassess the transaction price each quarter and adjust our recognized revenue accordingly. Certain maintenance agreements apply to generators used to provide standby power, which have limited expectations of usage. These agreements may include monthly minimum payments, providing some certainty to the total transaction price. For these particular contracts that relate to standby power, we limit revenue recognized to date to an amount representing the total minimums earned to date under the contract plus any cumulative billings earned in excess of the minimums. We reassess the estimates of progress and transaction price on a quarterly basis. For prime power arrangements, revenue is not subject to such a constraint and is generally equal to the current estimate on a percentage of completion basis times the total expected revenue under the contract.

Most of our contracts are for a period of less than one year. We have certain long-term maintenance agreements, construction contracts and extended warranty coverage arrangements that span a period in excess of one year. The aggregate amount of the transaction price for long-term maintenance agreements and construction contracts allocated to performance obligations that have not been satisfied as of July 1, 2018, was $676 million. We expect to recognize the related revenue of $247 million over the next 12 months and $429 million over periods up to 10 years. See NOTE 10 ,"PRODUCT WARRANTY LIABILITY," for additional disclosures on extended warranty coverage arrangements. Our other contracts generally are for a duration of less than one year or include payment terms that correspond to the value we are providing our customers.

Deferred and Unbilled Revenue

The timing of our billing does not always match the timing of our revenue recognition. We record deferred revenue when we are entitled to bill a customer in advance of when we are permitted to recognize revenue. Deferred revenue may arise in construction contracts, where billings may occur in advance of performance or in accordance with specific milestones. Deferred revenue may also occur in long-term maintenance contracts, where billings are often based on usage of the underlying equipment, which generally follows a predictable pattern that often will result in the accumulation of collections in advance of our performance of the related maintenance services. Finally, deferred revenue exists in our extended coverage contracts, where the cash is collected prior to the commencement of the coverage period. Deferred revenue is included in our Condensed Consolidated Balance Sheets as a component of current liabilities for those expected to be recognized in revenue in a period of less than one year and long-term liabilities for those expected to be recognized as revenue in a period beyond one year. Deferred revenue is recognized as revenue as (or when) control of the underlying product, project or service passes to the customer under the related contract.

We recognize unbilled revenue when the revenue has been earned, but not yet billed. Unbilled revenue is included in our Condensed Consolidated Balance Sheets as a component of current assets for those expected to be collected in a period of less than one year and long-term assets for those expected to be collected in a period beyond one year. Unbilled revenue relates to our right to consideration for our completed performance under a contract. Unbilled revenue generally arises from contractual provisions that delay a portion of the billings on genset deliveries until commissioning occurs. Unbilled revenue may also occur when billings trail the provision of service in construction and long-term maintenance contracts. We periodically assess our unbilled revenue for impairment.

The following is a summary of our unbilled and deferred revenue and related activity:

In millions	July 1, 2018	January 1, 2018
Unbilled revenue	$56	$6
Deferred revenue, primarily extended warranty	1,101	1,052
Revenue recognized (1)	(206)	—
____________________________________
(1) Relates to year-to-date revenues recognized from amounts included in contract liabilities at the beginning of the period.
Revenue recognized in the period from performance obligations satisfied in previous periods was immaterial.
We did not record any impairment losses on our unbilled revenues during the three and six months ended July 1, 2018.
Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable represent amounts billed to customers and not yet collected or amounts that have been earned, but may not be billed until the passage of time, and are recorded when the right to consideration becomes unconditional. Trade accounts receivable are recorded at the invoiced amount, which approximates net realizable value, and generally do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on our historical collection experience and by performing an analysis of our accounts receivable in light of the current economic environment. We review our allowance for doubtful accounts on a regular basis. In addition, when necessary, we provide an allowance for the full amount of specific accounts deemed to be uncollectible. Account balances are charged off against the allowance in the period in which we determine that it is probable the receivable will not be recovered. The allowance for doubtful accounts balances for the periods ended July 1, 2018 and December 31, 2017, were $16 million and $16 million, respectively, and bad debt write-offs were not material.

Contract Costs

We are required to record an asset for the incremental costs of obtaining a contract with a customer and other costs to fulfill a contract not otherwise required to be immediately expensed when we expect to recover those costs. The only material incremental cost we incur is commission expense, which is generally incurred in the same period as the underlying revenue. Costs to fulfill a contract are generally limited to customer-specific engineering expenses that do not meet the definition of research and development expenses. As a practical expedient, we have elected to recognize these costs of obtaining a contract as an expense when the related contract period is less than one year. When the period exceeds one year, this asset is amortized over the life of the contract. We did not have any material capitalized balances at July 1, 2018.

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

Disaggregation of Revenue
Consolidated Revenue
The table below presents our consolidated sales by geographic area. Net sales attributed to geographic areas were based on the location of the customer.

	Three months ended	Six months ended
In millions	July 1, 2018	July 1, 2018
United States	$3,384	$6,422
China	644	1,194
India	247	482
Other International	1,857	3,604
Total net sales	$6,132	$11,702

Segment Revenue
Engine segment external sales by market were as follows:

	Three months ended	Six months ended
In millions	July 1, 2018	July 1, 2018
Heavy-duty truck	$730	$1,344
Medium-duty truck and bus	714	1,341
Light-duty automotive	330	653
Total on-highway	1,774	3,338
Off-highway	276	525
Total sales	$2,050	$3,863

Distribution segment external sales by region were as follows:

	Three months ended	Six months ended
In millions	July 1, 2018	July 1, 2018
North America	$1,349	$2,623
Asia Pacific	211	398
Europe	143	274
China	84	161
Africa and Middle East	62	123
India	49	93
Latin America	45	83
Russia	45	80
Total sales	$1,988	$3,835

Distribution segment external sales by product line were as follows:

	Three months ended	Six months ended
In millions	July 1, 2018	July 1, 2018
Parts	$815	$1,618
Engines	460	828
Service	368	719
Power generation	345	670
Total sales	$1,988	$3,835

Components segment external sales by business were as follows:

	Three months ended	Six months ended
In millions	July 1, 2018	July 1, 2018
Emission solutions	$735	$1,419
Turbo technologies	201	398
Filtration	257	514
Automated transmissions	141	258
Electronics and fuel systems	68	126
Total sales	$1,402	$2,715

Power Systems segment external sales by product line were as follows:

	Three months ended	Six months ended
In millions	July 1, 2018	July 1, 2018
Power generation	$390	$700
Industrial	208	409
Generator technologies	93	177
Total sales	$691	$1,286

NOTE 4. PENSION AND OTHER POSTRETIREMENT BENEFITS
We sponsor funded and unfunded domestic and foreign defined benefit pension and other postretirement plans. Contributions to these plans were as follows:

	Three months ended		Six months ended
In millions	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Defined benefit pension plans
Voluntary contribution	$4	$41	$7	$84
Mandatory contribution	5	—	11	—
Defined benefit pension contributions	$9	$41	$18	$84

Other postretirement benefit plans
Benefit payments (rebates), net	$(2)	$3	$5	$18

Defined contribution pension plans	$21	$19	$61	$48

We anticipate making additional defined benefit pension contributions during the remainder of 2018 of $20 million for our U.S. and U.K. pension plans. Approximately $14 million of the estimated $38 million of pension contributions for the full year are voluntary. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2018 net periodic pension cost to approximate $86 million.
On January 1, 2018, we adopted the new accounting standard related to the presentation of pension and other postretirement benefit costs. See NOTE 15, "RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS," for detailed information about the adoption of this standard.
The components of net periodic pension and other postretirement benefit costs under our plans were as follows:

	Pension
	U.S. Plans		U.K. Plans		Other Postretirement Benefits
	Three months ended
In millions	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Service cost	$30	$26	$7	$7	$—	$—
Interest cost	24	27	10	10	3	4
Expected return on plan assets	(49)	(52)	(18)	(17)	—	—
Recognized net actuarial loss	9	9	8	10	—	1
Net periodic benefit cost	$14	$10	$7	$10	$3	$5

	Pension
	U.S. Plans		U.K. Plans		Other Postretirement Benefits
	Six months ended
In millions	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Service cost	$60	$53	$15	$13	$—	$—
Interest cost	49	53	21	20	5	7
Expected return on plan assets	(98)	(103)	(36)	(34)	—	—
Recognized net actuarial loss	17	18	15	20	—	3
Net periodic benefit cost	$28	$21	$15	$19	$5	$10

NOTE 5. EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES
Equity, royalty and interest income from investees included in our Condensed Consolidated Statements of Income for the reporting periods was as follows:

	Three months ended		Six months ended
In millions	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Manufacturing entities
Beijing Foton Cummins Engine Co., Ltd.	$24	$22	$45	$55
Dongfeng Cummins Engine Company, Ltd.	17	19	34	41
Chongqing Cummins Engine Company, Ltd.	15	10	32	19
Cummins Westport, Inc.	6	4	12	5
Dongfeng Cummins Emission Solutions Co., Ltd.	4	4	9	7
All other manufacturers	24	19	49	39
Distribution entities
Komatsu Cummins Chile, Ltda.	6	8	13	15
Cummins share of net income	96	86	194	181
Royalty and interest income	14	12	31	25
Equity, royalty and interest income from investees	$110	$98	$225	$206

NOTE 6. INCOME TAXES
Our effective tax rate for the year is expected to approximate 23.0 percent, excluding any discrete tax items that may arise.
Our effective tax rates for the three and six months ended July 1, 2018, were 22.5 percent and 29.0 percent, respectively. The three months ended July 1, 2018, contained only immaterial discrete items. The six months ended July 1, 2018, contained $74 million, or $0.45 per share, of unfavorable net discrete tax items, primarily due to $80 million of discrete items related to the 2017 Tax Cuts and Jobs Act (Tax Legislation). This includes $45 million associated with changes related to the Tax Legislation measurement period adjustment, detailed below, and $35 million associated with the one-time recognition of deferred tax charges at historical tax rates on intercompany profit in inventory.
Our effective tax rates for the three and six months ended July 2, 2017, were 26.4 percent and 26.2 percent, respectively and contained only immaterial discrete tax items.
The SEC issued guidance which addressed the uncertainty in the application of GAAP to the Tax Legislation where certain income tax effects could not be finalized at December 31, 2017. This guidance allows entities to record provisional amounts based on current estimates that are updated on a quarterly basis. As a result, our accounting for the effects of the Tax Legislation is not considered complete at this time. The final transition impacts of the Tax Legislation may differ from our estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Legislation, any legislative action to address questions that arise because of the Tax Legislation, any changes in accounting standards for income taxes or related interpretations in response to the Tax Legislation, or any updates or changes to estimates we have utilized to calculate the transition impacts. The SEC requires final calculations to be completed within the one-year measurement period ending December 22, 2018, and reflect any additional guidance issued throughout the year. Any adjustments of provisional amounts will be reported in the period in which the estimates change. We have made provisional estimates of the effects of the Tax Legislation in three primary areas: (1) the one-time transition tax; (2) the withholding tax accrued on those earnings no longer considered permanently reinvested at December 31, 2017 and (3) our existing deferred tax balances. The Internal Revenue Service (IRS) continues to issue guidance, which required adjustment of the one-time transition tax as shown in the table below.

The changes during the one-year measurement period for the six months ended July 1, 2018, for each group consisted of the following:

In millions	Tax Valuation Adjustments as of July 1, 2018
One-time transition tax	$40
Withholding tax accrued	5
Net impact of measurement period changes	$45

NOTE 7. MARKETABLE SECURITIES
A summary of marketable securities, all of which are classified as current, was as follows:

	July 1, 2018			December 31, 2017
In millions	Cost	Gross unrealized gains/(losses) (1)	Estimated fair value	Cost	Gross unrealized gains/(losses) (1)	Estimated fair value
Equity securities
Debt mutual funds	$163	$—	$163	$170	$—	$170
Certificates of deposit	34	—	34	12	—	12
Equity mutual funds	14	2	16	12	3	15
Available-for-sale debt securities	1	—	1	1	—	1
Total marketable securities	$212	$2	$214	$195	$3	$198
____________________________________
(1) Unrealized gains and losses for available-for-sale debt securities are recorded in other comprehensive income (See NOTE 13, "ACCUMULATED OTHER COMPREHENSIVE LOSS," to our Condensed Consolidated Financial Statements for more information). Effective January 1, 2018, with the adoption of the FASB standard, all unrealized gains and losses for equity securities are recorded in other income, net in the Condensed Consolidated Statements of Income. See NOTE 15, "RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS," for detailed information about the adoption of this standard.

All marketable securities are classified as Level 2 securities. The fair value of Level 2 securities is estimated using actively quoted prices for similar instruments from brokers and observable inputs where available, including market transactions and third-party pricing services, or net asset values provided to investors. We do not currently have any Level 3 securities and there were no transfers between Level 2 or 3 during the first half of 2018 and for the year ended December 31, 2017.

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

The proceeds from sales and maturities of marketable securities were as follows:

	Three months ended		Six months ended
In millions	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Proceeds from sales of marketable securities	$12	$12	$81	$44
Proceeds from maturities of marketable securities	22	3	35	118
Investments in marketable securities - liquidations	$34	$15	$116	$162

NOTE 8. INVENTORIES
Inventories are stated at the lower of cost or market. Inventories included the following:

In millions	July 1, 2018	December 31, 2017
Finished products	$2,329	$2,078
Work-in-process and raw materials	1,355	1,216
Inventories at FIFO cost	3,684	3,294
Excess of FIFO over LIFO	(125)	(128)
Total inventories	$3,559	$3,166

NOTE 9. DEBT
Loans Payable and Commercial Paper
Loans payable, commercial paper and the related weighted-average interest rates were as follows:

In millions	July 1, 2018	December 31, 2017
Loans payable (1)	$55	$57
Commercial paper (2)	802	298
____________________________________
(1)  Loans payable consist primarily of notes payable to various domestic and international financial institutions. It is not practicable to aggregate these notes and calculate a quarterly weighted-average interest rate.
(2)  The weighted average interest rate, inclusive of all brokerage fees, was 2.08 percent and 1.56 percent at July 1, 2018 and December 31, 2017, respectively.
We can issue up to $2.75 billion of unsecured, short-term promissory notes ("commercial paper") pursuant to our board authorized commercial paper programs. The programs facilitate the private placement of unsecured short-term debt through third party brokers. We intend to use the net proceeds from the commercial paper borrowings for general corporate purposes.
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

Long-term Debt
A summary of long-term debt was as follows:

In millions	July 1, 2018	December 31, 2017
Long-term debt
Senior notes, 3.65%, due 2023	$500	$500
Debentures, 6.75%, due 2027	58	58
Debentures, 7.125%, due 2028	250	250
Senior notes, 4.875%, due 2043	500	500
Debentures, 5.65%, due 2098 (effective interest rate 7.48%)	165	165
Other debt	55	76
Unamortized discount	(53)	(54)
Fair value adjustments due to hedge on indebtedness	18	35
Capital leases	112	121
Total long-term debt	1,605	1,651
Less: Current maturities of long-term debt	49	63
Long-term debt	$1,556	$1,588

Principal payments required on long-term debt during the next five years are as follows:

In millions	2018	2019	2020	2021	2022
Principal payments	$30	$50	$12	$8	$8

Fair Value of Debt
Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair values and carrying values of total debt, including current maturities, were as follows:

In millions	July 1, 2018	December 31, 2017
Fair value of total debt (1)	$2,668	$2,301
Carrying values of total debt	2,462	2,006
_________________________________________________
(1) The fair value of debt is derived from Level 2 inputs.

NOTE 10. PRODUCT WARRANTY LIABILITY
A tabular reconciliation of the product warranty liability, including the deferred revenue related to our extended warranty coverage and accrued recall programs was as follows:

In millions	July 1, 2018	July 2, 2017
Balance, beginning of year	$1,687	$1,414
Provision for warranties issued	222	182
Deferred revenue on extended warranty contracts sold	139	101
Campaigns (1)	403	57
Payments	(212)	(199)
Amortization of deferred revenue on extended warranty contracts	(118)	(109)
Changes in estimates for pre-existing warranties	10	74
Foreign currency translation	(6)	1
Other	5	—
Balance, end of period	$2,130	$1,521

____________________________________
(1) See NOTE 12, "COMMITMENTS AND CONTINGENCIES," for additional information on campaigns.
Warranty related deferred revenues and the long-term portion of the warranty liabilities on our Condensed Consolidated Balance Sheets were as follows:

In millions	July 1, 2018	December 31, 2017	Balance Sheet Location
Deferred revenue related to extended coverage programs
Current portion	$228	$231	Current portion of deferred revenue
Long-term portion	558	536	Other liabilities and deferred revenue
Total	$786	$767

Long-term portion of warranty liability	$880	$466	Other liabilities and deferred revenue

NOTE 11. OTHER ACCRUED EXPENSES AND OTHER LIABILITIES AND DEFERRED REVENUE

Other accrued expenses included the following:

In millions	July 1, 2018	December 31, 2017
Other taxes payable	$178	$197
Marketing accruals	169	146
Income taxes payable	102	77
Other	357	495
Other accrued expenses	$806	$915

Other liabilities and deferred revenue included the following:

In millions	July 1, 2018	December 31, 2017
Accrued warranty	$880	$466
Deferred revenue	622	604
Deferred income taxes	400	391
Income taxes payable(1)	252	281
Accrued compensation	152	151
Other long-term liabilities	135	134
Other liabilities and deferred revenue	$2,441	$2,027
____________________________________________________
(1) Long-term income taxes payable are the result of the 2017 Tax Legislation and relate to the non-current portion of the one-time transition tax on accumulated foreign earnings.

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
Engine System Campaign Accrual
During 2017, the California Air Resources Board (CARB) and the U.S. Environmental Protection Agency (EPA) selected certain of our pre-2013 model year engine systems for additional emissions testing. Some of these engine systems failed CARB and EPA tests as a result of degradation of an aftertreatment component. We recorded charges of $36 million to cost of sales in our Consolidated Statements of Income during 2017 for the then expected cost of field campaigns to repair some of these engine systems. We concluded based upon additional emission testing performed, and further discussions with the EPA and CARB in the first quarter of 2018, that the field campaigns should be expanded to include a larger population of our engine systems that are subject to the aftertreatment component degradation, including our model years 2010 through 2015. As a result, we recorded an additional charge of $187 million, or $0.87 per share, to cost of sales in our Condensed Consolidated Statements of Income ($94 million recorded in the Components segment and $93 million in the Engine segment) in the first quarter of 2018.
In the second quarter of 2018, we reached agreement with the CARB and EPA regarding our plans to address the affected populations. In finalizing our plans, we have increased the number of systems to be addressed through hardware replacement compared to our assumptions last quarter. As a result of this agreement and considering that the hardware replacement solution is a higher cost approach than that previously assumed on some of the engine systems, we recorded an additional charge of $181 million, or $0.85 per share, to cost of sales in our Condensed Consolidated Statements of Income ($91 million recorded in the Engine segment and $90 million in the Components segment) in the second quarter of 2018. With the additional charge in the second quarter of 2018, the total accrual related to this matter is $404 million, which represents our best estimate of the cost to execute the campaigns. The campaigns will launch in phases across the affected population and are expected to begin in the third quarter of 2018 with a projection to be substantially completed by December 31, 2020.

Guarantees and Commitments
Periodically, we enter into guarantee arrangements, including guarantees of non-U.S. distributor financings, residual value guarantees on equipment under operating leases and other miscellaneous guarantees of joint ventures or third-party obligations. At July 1, 2018, the maximum potential loss related to these guarantees was $56 million.
We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. At July 1, 2018, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $82 million. Most of these arrangements enable us to secure critical components. We do not currently anticipate paying any penalties under these contracts.
We enter into physical forward contracts with suppliers of platinum, palladium and copper to purchase minimum volumes of the commodities at contractually stated prices for various periods, not to exceed two years. At July 1, 2018, the total commitments under these contracts were $62 million. These arrangements enable us to fix the prices of these commodities, which otherwise are subject to market volatility.
We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance. These performance bonds and other performance-related guarantees were $110 million at July 1, 2018.
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

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS
Following are the changes in accumulated other comprehensive income (loss) by component for the three months ended:

	Three months ended
In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on marketable securities	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at April 2, 2017	$(664)	$(1,060)	$(1)	$(7)	$(1,732)
Other comprehensive income before reclassifications
Before tax amount	—	105	1	(2)	104	$1	$105
Tax benefit (expense)	—	(4)	(1)	1	(4)	—	(4)
After tax amount	—	101	—	(1)	100	1	101
Amounts reclassified from accumulated other comprehensive loss(1)	15	—	1	1	17	—	17
Net current period other comprehensive income (loss)	15	101	1	—	117	$1	$118
Balance at July 2, 2017	$(649)	$(959)	$—	$(7)	$(1,615)

Balance at April 1, 2018	$(681)	$(720)	$—	$4	$(1,397)
Other comprehensive income before reclassifications
Before tax amount	—	(328)	—	4	(324)	$(17)	$(341)
Tax benefit (expense)	—	45	—	(2)	43	—	43
After tax amount	—	(283)	—	2	(281)	(17)	(298)
Amounts reclassified from accumulated other comprehensive loss(1)	13	—	—	(2)	11	1	12
Net current period other comprehensive income (loss)	13	(283)	—	—	(270)	$(16)	$(286)
Balance at July 1, 2018	$(668)	$(1,003)	$—	$4	$(1,667)
____________________________________
(1) Amounts are net of tax. Reclassifications out of accumulated other comprehensive income (loss) and the related tax effects are immaterial for separate disclosure.

Following are the changes in accumulated other comprehensive income (loss) by component for the six months ended:

	Six months ended
In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on marketable securities(1)	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at December 31, 2016	$(685)	$(1,127)	$(1)	$(8)	$(1,821)
Other comprehensive income before reclassifications
Before tax amount	8	180	2	(8)	182	$14	$196
Tax benefit (expense)	(3)	(12)	(1)	3	(13)	—	(13)
After tax amount	5	168	1	(5)	169	14	183
Amounts reclassified from accumulated other comprehensive loss(2)	31	—	—	6	37	—	37
Net current period other comprehensive income (loss)	36	168	1	1	206	$14	$220
Balance at July 2, 2017	$(649)	$(959)	$—	$(7)	$(1,615)

Balance at December 31, 2017	$(689)	$(812)	$1	$(3)	$(1,503)
Other comprehensive income before reclassifications
Before tax amount	(8)	(203)	—	15	(196)	$(24)	$(220)
Tax benefit (expense)	2	12	—	(6)	8	—	8
After tax amount	(6)	(191)	—	9	(188)	(24)	(212)
Amounts reclassified from accumulated other comprehensive loss(2)	27	—	(1)	(2)	24	1	25
Net current period other comprehensive income (loss)	21	(191)	(1)	7	(164)	$(23)	$(187)
Balance at July 1, 2018	$(668)	$(1,003)	$—	$4	$(1,667)

____________________________________
(1) We adopted the new accounting pronouncement "Accounting for Certain Financial Instruments" on January 1, 2018, which moved the treatment of unrealized gains and losses for non-debt securities directly to the
Condensed Consolidated Statements of Income on a prospective basis. The impact of adopting this standard includes a one-time cumulative effect adjustment to opening retained earnings of $2 million. See NOTE 15, "RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS," to our Condensed Consolidated Financial Statements for more information.
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

Summarized financial information regarding our reportable operating segments for the three months ended is shown in the table below:

In millions	Engine	Distribution	Components	Power Systems	Electrified Power	Total Segment	Intersegment Eliminations (1)	Total
Three months ended July 1, 2018
External sales	$2,050	$1,988	$1,402	$691	$1	$6,132	$—	$6,132
Intersegment sales	646	6	485	555	—	1,692	(1,692)	—
Total sales	2,696	1,994	1,887	1,246	1	7,824	(1,692)	6,132
Research, development and engineering expenses	76	5	62	60	16	219	—	219
Equity, royalty and interest income from investees	67	11	14	18	—	110	—	110
Interest income	3	3	2	2	—	10	—	10
Segment EBITDA	362	145	237	186	(21)	909	(12)	897
Depreciation and amortization (2)	47	27	47	32	1	154	—	154

Three months ended July 2, 2017
External sales	$1,711	$1,716	$1,064	$587	$—	$5,078	$—	$5,078
Intersegment sales	596	6	390	430	—	1,422	(1,422)	—
Total sales	2,307	1,722	1,454	1,017	—	6,500	(1,422)	5,078
Research, development and engineering expenses	63	4	58	50	—	175	—	175
Equity, royalty and interest income from investees	56	13	15	14	—	98	—	98
Interest income	2	1	1	1	—	5	—	5
Segment EBITDA	323	127	228	90	—	768	(4)	764
Depreciation and amortization (2)	46	31	38	29	—	144	—	144
____________________________________
(1) Includes intersegment sales, intersegment profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses for the three months ended July 1, 2018 and July 2, 2017.
(2) Depreciation and amortization, as shown on a segment basis, excludes the amortization of debt discount and deferred costs included in the Condensed Consolidated Statements of Income as interest expense. A portion of depreciation expense is included in "Research, development and engineering expenses" above.

Summarized financial information regarding our reportable operating segments for the six months ended is shown in the table below:

In millions	Engine	Distribution	Components	Power Systems	Electrified Power	Total Segment	Intersegment Eliminations (1)	Total
Six months ended July 1, 2018
External sales	$3,863	$3,835	$2,715	$1,286	$3	$11,702	$—	$11,702
Intersegment sales	1,279	12	925	1,034	—	3,250	(3,250)	—
Total sales	5,142	3,847	3,640	2,320	3	14,952	(3,250)	11,702
Research, development and engineering expenses	155	10	124	117	23	429	—	429
Equity, royalty and interest income from investees	134	24	30	37	—	225	—	225
Interest income	5	5	3	4	—	17	—	17
Segment EBITDA	648	268	464	328	(31)	1,677	(80)	1,597
Depreciation and amortization(2)	96	54	93	62	2	307	—	307

Six months ended July 2, 2017
External sales	$3,168	$3,353	$2,044	$1,102	$—	$9,667	$—	$9,667
Intersegment sales	1,162	14	754	797	—	2,727	(2,727)	—
Total sales	4,330	3,367	2,798	1,899	—	12,394	(2,727)	9,667
Research, development and engineering expenses	117	8	108	100	—	333	—	333
Equity, royalty and interest income from investees	128	24	28	26	—	206	—	206
Interest income	3	2	1	1	—	7	—	7
Segment EBITDA	596	257	444	175	—	1,472	(3)	1,469
Depreciation and amortization(2)	90	61	75	57	—	283	—	283
____________________________________
(1) Includes intersegment sales, intersegment profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses for the six months ended July 1, 2018 and July 2, 2017.
(2) Depreciation and amortization, as shown on a segment basis, excludes the amortization of debt discount and deferred costs included in the Condensed Consolidated Statements of Income as interest expense. The amortization of debt discount and deferred costs was $1 million and $1 million for the six month periods ended July 1, 2018 and July 2, 2017, respectively. A portion of depreciation expense is included in "Research, development and engineering expenses" above.

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Income is shown in the table below:

	Three months ended		Six months ended
In millions	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Total EBITDA	$897	$764	$1,597	$1,469
Less:
Depreciation and amortization	154	144	307	283
Interest expense	28	21	52	39
Income before income taxes	$715	$599	$1,238	$1,147

NOTE 15. RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Accounting Pronouncements Recently Adopted
On January 1, 2018, we adopted the new revenue recognition standard in accordance with GAAP. See NOTE 3, "REVENUE RECOGNITION," for detailed information about the adoption of this standard.
In March 2017, the FASB amended its standards related to the presentation of pension and other postretirement benefit costs in the financial statements beginning January 1, 2018. Under the new standard, we are required to separate service costs from all other elements of pension costs and reflect the other elements of pension costs outside of operating income in our Condensed Consolidated Statements of Income. In addition, the standard limits the amount eligible for capitalization (into inventory or self-constructed assets) to the amount of service cost. This portion of the standard was applied on a prospective basis. The remainder of the new standard was applied on a retrospective basis using a practical expedient as the estimation basis for the reclassification of prior period non-service cost components of net periodic benefit cost from operating income to non-operating income. As a result, we revised our Condensed Consolidated Statements of Income by the following amounts:

	Favorable / (Unfavorable)
	2017
In millions	Q1	Q2
Cost of sales	$4	$2
Selling, general and administrative expenses	(10)	(10)
Research, development and engineering expenses	—	(1)
Total change in operating income	(6)	(9)
Other non operating income, net	6	9
Total change in income before income taxes	$—	$—

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
Accounting Pronouncements Issued But Not Yet Effective
In August 2017, the FASB amended its standards related to accounting for derivatives and hedging. These amendments allow the initial hedge effectiveness assessment to be performed by the end of the first quarter in which the hedge is designated rather than concurrently with entering into the hedge transaction. The changes also expand the use of a periodic qualitative hedge effectiveness assessment in lieu of an ongoing quantitative assessment performed throughout the life of the hedge. The revision removes the requirement to record ineffectiveness on cash flow hedges through the income statement when a hedge i

s considered highly effective, instead deferring all related hedge gains and losses in other comprehensive income until the hedged item impacts earnings. The modifications permit hedging the contractually-specified price of a component of a commodity purchase and revises certain disclosure requirements. The amendments are effective January 1, 2019 and early adoption is permitted in any interim period or fiscal year prior to the effective date. The revised standard is required to be adopted on a modified retrospective basis for any cash flow or net investment hedge relationships that exist on the date of adoption and prospectively for disclosures. We do not expect the amendments to have a material effect on our Consolidated Financial Statements and are still evaluating early adoption.
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
Worldwide net sales increased 21 percent in the three months ended July 1, 2018, as compared to the same period in 2017, with all operating segments reporting higher sales. Net sales in the U.S. and Canada improved by 22 percent primarily due to increased demand in the North American on-highway markets (primarily in the heavy- and medium-duty truck and light commercial vehicle markets), increased demand in all of our distribution product lines, sales from the automated transmission business acquired during the third quarter of 2017 and increased industrial demand in the oil and gas markets. International demand growth (excludes the U.S. and Canada) improved net sales by 18 percent, with sales up in most of our markets, especially in China, Europe, Latin America, Asia Pacific and India. The increase in international sales was primarily due to increased on-highway truck demand (especially in Latin America and China), favorable foreign currency impacts of 3 percent of international sales (primarily the Chinese renminbi, Euro and British pound), increased demand in industrial markets (especially construction and mining markets in China and Europe) and increased demand for power generation equipment primarily in China and the Middle East.
Worldwide net sales increased 21 percent in the six months ended July 1, 2018, as compared to the same period in 2017, with all operating segments reporting higher sales. Net sales in the U.S. and Canada improved by 22 percent primarily due to increased demand in the North American on-highway markets (primarily in the heavy- and medium-duty truck and light commercial vehicle markets), increased demand in all of our distribution product lines, sales from the automated transmission business acquired during the third quarter of 2017 and increased industrial demand (especially in the oil and gas and construction markets). International demand growth (excludes the U.S. and Canada) improved net sales by 19 percent, with sales up in most of our markets, especially in China, Europe, Latin America, Asia Pacific and India. The increase in international sales was primarily due to increased on-highway truck demand (especially in Latin America and China), favorable foreign currency impacts of 4 percent of international sales (primarily the the Chinese renminbi, Euro and British pound), increased demand in industrial markets (especially construction and mining markets in China and Europe) and increased demand for power generation equipment primarily in China, the Middle East and Australia.
Effective January 1, 2018, we changed our measure to EBITDA (defined as earnings before interest expense, income taxes, noncontrolling interests, depreciation and amortization) as a primary basis for the Chief Operating Decision Maker to evaluate the performance of each of our operating segments. EBITDA assists investors and debt holders in comparing our performance on a consistent basis without regard for depreciation and amortization, which can vary significantly depending upon many factors. Prior periods have been revised to reflect the current presentation. The following tables contain sales and EBITDA by operating segment for the three and six months ended July 1, 2018 and July 2, 2017. Refer to the section titled “OPERATING SEGMENT RESULTS” for a more detailed discussion of sales and EBITDA by operating segment, including the reconciliation of segment EBITDA to net income attributable to Cummins Inc.

	Three months ended
Operating Segments	July 1, 2018			July 2, 2017			Percent change
		Percent			Percent		2018 vs. 2017
In millions	Sales	of Total	EBITDA	Sales	of Total	EBITDA	Sales	EBITDA
Engine	$2,696	44%	$362	$2,307	45%	$323	17%	12%
Distribution	1,994	33%	145	1,722	34%	127	16%	14%
Components	1,887	31%	237	1,454	29%	228	30%	4%
Power Systems	1,246	20%	186	1,017	20%	90	23%	NM
Electrified Power	1	—%	(21)	—	—%	—	NM	NM
Intersegment eliminations	(1,692)	(28)%	(12)	(1,422)	(28)%	(4)	19%	NM
Total	$6,132	100%	$897	$5,078	100%	$764	21%	17%

______________________________________
"NM" - not meaningful information

Net income attributable to Cummins was $545 million, or $3.32 per diluted share, on sales of $6.1 billion for the three months ended July 1, 2018, versus the comparable prior year period net income attributable to Cummins of $424 million, or $2.53 per diluted share, on sales of $5.1 billion. The increase in net income and earnings per diluted share was driven by significantly higher net sales, increased gross margin and a lower effective tax rate as the result of the U.S. enacted Tax Cuts and Jobs Act (Tax Legislation), partially offset by higher research, development and engineering expenses. The increase in gross margin was primarily due to higher volumes, improved pricing and lower material costs, partially offset by $181 million for an Engine System Campaign (a campaign in the Components and Engine segments for engine model years 2010 to 2015 related to degradation of an aftertreatment component) and increased compensation costs. See Note 12, "COMMITMENTS AND CONTINGENCIES," to the Condensed Consolidated Financial Statements for additional information on the Engine System Campaign. Diluted earnings per share for the three months ended July 1, 2018, benefited $0.01 from fewer weighted average shares outstanding due to the stock repurchase program.

	Six months ended
Operating Segments	July 1, 2018			July 2, 2017			Percent change
		Percent			Percent		2018 vs. 2017
In millions	Sales	of Total	EBITDA	Sales	of Total	EBITDA	Sales	EBITDA
Engine	$5,142	44%	$648	$4,330	45%	$596	19%	9%
Distribution	3,847	33%	268	3,367	35%	257	14%	4%
Components	3,640	31%	464	2,798	29%	444	30%	5%
Power Systems	2,320	20%	328	1,899	19%	175	22%	87%
Electrified Power	3	—%	(31)	—	—%	—	NM	NM
Intersegment eliminations	(3,250)	(28)%	(80)	(2,727)	(28)%	(3)	19%	NM
Total	$11,702	100%	$1,597	$9,667	100%	$1,469	21%	9%
______________________________________
"NM" - not meaningful information

Net income attributable to Cummins was $870 million, or $5.27 per diluted share, on sales of $11.7 billion for the six months ended July 1, 2018, versus the comparable prior year period net income attributable to Cummins of $820 million, or $4.88 per diluted share, on sales of $9.7 billion. The increase in net income and earnings per diluted share was driven by significantly higher net sales and increased gross margin, partially offset by higher research, development and engineering expenses, a higher effective tax rate ($74 million of unfavorable net discrete tax items primarily due to $80 million of discrete items for Tax Legislation passed in December 2017) and increased selling, general and administrative expenses. See Note 6, "INCOME TAXES," to the Condensed Consolidated Financial Statements for additional information on the tax valuation adjustments. The increase in gross margin was primarily due to higher volumes, improved pricing, lower material costs and favorable mix, partially offset by $368 million for an Engine System Campaign and increased compensation costs. Diluted earnings per share for the six months ended July 1, 2018, benefited $0.03 from fewer weighted average shares outstanding, primarily due to the stock repurchase programs.

We generated $473 million of cash from operations for the six months ended July 1, 2018, compared to $826 million for the comparable period in 2017. Refer to the section titled "Cash Flows" in the "LIQUIDITY AND CAPITAL RESOURCES" section for a discussion of items impacting cash flows.

During the first half of 2018, we repurchased $379 million, or 2.5 million shares of common stock.

Our debt to capital ratio (total capital defined as debt plus equity) at July 1, 2018, was 23.1 percent, compared to 19.7 percent at December 31, 2017. The increase was primarily due to the issuance of commercial paper. At July 1, 2018, we had $1.5 billion in cash and marketable securities on hand and access to our $2.75 billion credit facilities, if necessary, to meet currently anticipated investment and funding needs.

In July 2018, our Board of Directors authorized an increase to our quarterly dividend of 5.6 percent from $1.08 per share to $1.14 per share.

We expect our effective tax rate for the full year of 2018 to approximate 23.0 percent, excluding any discrete tax items.
Our global pension plans, including our unfunded and non-qualified plans, were 116 percent funded at December 31, 2017. Our U.S. qualified plans, which represent approximately 55 percent of the worldwide pension obligation, were 131 percent funded and our U.K. plans were 118 percent funded. We anticipate making additional defined benefit pension contributions during the remainder of 2018 of $20 million for our U.S. and U.K. pension plans. Approximately $14 million of the estimated $38 million of U.K. pension contributions for the full year are voluntary. We expect our 2018 net periodic pension cost to approximate $86 million.

OUTLOOK
Our outlook reflects the following positive trends and challenges to our business that we expect could impact our revenue and earnings potential for the remainder of 2018.
Positive Trends

•	We expect North American medium-duty truck and heavy-duty truck demand will remain strong.

•	We anticipate demand for pick-up trucks in North America will remain strong.

•	We believe demand in global mining markets will remain strong.

•	Global construction markets could remain strong.

•	We expect power generation markets to remain strong.
Challenges

•
We are experiencing cost increases as a result of trade tariffs recently imposed by the U.S. and some of its trading partners.  In the event of prolonged trade disputes, demand for our products could be negatively impacted and we could experience additional cost increases.

•	Market demand in truck markets in China is expected to decline.

•	Marine markets are expected to remain weak.
In summary, we expect demand to improve or remain strong in many of our most important markets.

RESULTS OF OPERATIONS

	Three months ended		Favorable/		Six months ended		Favorable/
	July 1, 2018	July 2, 2017	(Unfavorable)		July 1, 2018	July 2, 2017	(Unfavorable)
In millions, except per share amounts			Amount	Percent			Amount	Percent
NET SALES	$6,132	$5,078	$1,054	21%	$11,702	$9,667	$2,035	21%
Cost of sales	4,692	3,827	(865)	(23)%	9,062	7,284	(1,778)	(24)%
GROSS MARGIN	1,440	1,251	189	15%	2,640	2,383	257	11%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	613	606	(7)	(1)%	1,190	1,153	(37)	(3)%
Research, development and engineering expenses	219	175	(44)	(25)%	429	333	(96)	(29)%
Equity, royalty and interest income from investees	110	98	12	12%	225	206	19	9%
Other operating income (expense), net	4	18	(14)	(78)%	6	23	(17)	(74)%
OPERATING INCOME	722	586	136	23%	1,252	1,126	126	11%
Interest income	10	5	5	100%	17	7	10	NM
Interest expense	28	21	(7)	(33)%	52	39	(13)	(33)%
Other income, net	11	29	(18)	(62)%	21	53	(32)	(60)%
INCOME BEFORE INCOME TAXES	715	599	116	19%	1,238	1,147	91	8%
Income tax expense	161	158	(3)	(2)%	359	301	(58)	(19)%
CONSOLIDATED NET INCOME	554	441	113	26%	879	846	33	4%
Less: Net income attributable to noncontrolling interests	9	17	8	47%	9	26	17	65%
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$545	$424	$121	29%	$870	$820	$50	6%
Diluted Earnings Per Common Share Attributable to Cummins Inc.	$3.32	$2.53	$0.79	31%	$5.27	$4.88	$0.39	8%

	Three months ended		Favorable/ (Unfavorable)	Six months ended		Favorable/ (Unfavorable)
	July 1, 2018	July 2, 2017		July 1, 2018	July 2, 2017
Percent of sales			Percentage Points			Percentage Points
Gross margin	23.5%	24.6%	(1.1)	22.6%	24.7%	(2.1)
Selling, general and administrative expenses	10.0%	11.9%	1.9	10.2%	11.9%	1.7
Research, development and engineering expenses	3.6%	3.4%	(0.2)	3.7%	3.4%	(0.3)
Net Sales
Net sales for the three months ended July 1, 2018, increased by $1.1 billion versus the comparable period in 2017. The primary drivers were as follows:

•
Components segment sales increased 30 percent primarily due to higher demand across all businesses, especially the emission solutions business, due to stronger market demand for trucks in North America and Europe, and sales from the automated transmission business acquired in the third quarter of 2017.

•	Engine segment sales increased 17 percent primarily due to higher demand across all markets, especially in North American heavy-duty truck and global construction markets.

•
Distribution segment sales increased 16 percent primarily due to higher demand in most geographic regions, especially North America, due to increased demand in the engines, parts and service lines of business.

•
Power Systems segment sales increased 23 percent primarily due to higher demand for all product lines, especially in industrial markets due to higher demand in North American oil and gas markets and international mining markets and increased power generation demand.

•	Foreign currency fluctuations favorably impacted sales by 1 percent of total sales primarily in the Chinese renminbi, Euro and British pound.
Net sales for the six months ended July 1, 2018, increased by $2.0 billion versus the comparable period in 2017. The primary drivers were as follows:

•
Components segment sales increased 30 percent primarily due to higher demand across all businesses, especially the emission solutions business, due to stronger market demand for trucks in North America, Europe and India, and sales from the automated transmission business acquired in the third quarter of 2017.

•
Engine segment sales increased 19 percent primarily due to higher demand across most markets, especially in North American heavy-duty truck, medium duty truck and bus markets and increased demand in global construction markets.

•
Distribution segment sales increased 14 percent primarily due to higher demand in most geographic regions, especially in North America, due to increased demand in the engines, parts and service lines of business.

•
Power Systems segment sales increased 22 percent primarily due to higher demand for all product lines, especially in industrial markets due to higher demand in global mining markets, North America oil and gas markets and increased power generation demand.

•	Foreign currency fluctuations favorably impacted sales by 2 percent of total sales primarily in the Chinese renminbi, Euro and British pound.
Sales to international markets (excluding the U.S. and Canada), based on location of customers, for the three and six months ended July 1, 2018, were 41 percent and 41 percent of total net sales, respectively, compared with 42 percent and 42 percent of total net sales for the comparable periods in 2017. A more detailed discussion of sales by segment is presented in the “OPERATING SEGMENT RESULTS” section.
Cost of Sales
The types of expenses included in the cost of sales line item include the following: raw materials consumption, including direct and indirect materials; salaries, wages and benefits; depreciation and amortization; estimated costs of warranty programs and campaigns; production utilities; production-related purchasing; warehousing, including receiving and inspection; engineering support costs; repairs and maintenance; production and warehousing facility property insurance; rent for production facilities and other production overhead.
Gross Margin
Gross margin increased $189 million for the three months ended July 1, 2018, versus the comparable period in 2017 and decreased 1.1 points as a percentage of sales. The increase in gross margin was primarily due to higher volumes, improved pricing and lower material costs, partially offset by $181 million for an Engine System Campaign (a campaign in the Components and Engine segments for engine model years 2010 to 2015 related to degradation of an aftertreatment component) and increased compensation costs driven by headcount growth to support increased sales. The decrease in gross margin percentage was primarily due to the Engine System Campaign.
Gross margin increased $257 million for the six months ended July 1, 2018, versus the comparable period in 2017, and decreased 2.1 points as a percentage of sales. The increase in gross margin was primarily due to higher volumes, improved pricing, lower material costs and favorable mix, partially offset by $368 million for an Engine System Campaign and increased compensation costs driven by headcount growth to support increased sales. The decrease in gross margin percentage was primarily due to the Engine System Campaign.
The provision for base warranties issued, excluding campaigns, as a percent of sales for the three and six months ended July 1, 2018, was 1.9 percent and 1.9 percent, respectively, compared to 1.8 percent and 1.9 percent for the comparable periods in 2017. A detailed discussion of margin by segment is presented in the “OPERATING SEGMENT RESULTS” section.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $7 million for the three months ended July 1, 2018, versus the comparable period in 2017, primarily due to higher compensation expenses driven by headcount growth and higher consulting expenses. Compensation and related expenses include salaries, fringe benefits and variable compensation. Overall, selling, general and administrative expenses, as a percentage of sales, decreased to 10.0 percent in the three months ended July 1, 2018, from 11.9 percent in the comparable period in 2017.
Selling, general and administrative expenses increased $37 million for the six months ended July 1, 2018, versus the comparable period in 2017, primarily due to higher compensation expenses driven by headcount growth and higher consulting expenses. Overall, selling, general and administrative expenses, as a percentage of sales, decreased to 10.2 percent in the six months ended July 1, 2018, from 11.9 percent in the comparable period in 2017.

Research, Development and Engineering Expenses
Research, development and engineering expenses increased $44 million for the three months ended July 1, 2018, versus the comparable period in 2017, primarily due to investments in the Electrified Power segment, increased compensation expenses driven by headcount growth due to investments in the Electrified Power segment and the automated transmission business acquired in the third quarter of 2017 and higher consulting expenses. Overall, research, development and engineering expenses as a percentage of sales increased to 3.6 percent in the three months ended July 1, 2018, from 3.4 percent in the comparable period in 2017.
Research, development and engineering expenses increased $96 million for the six months ended July 1, 2018, versus the comparable period in 2017, primarily due to investments in the Electrified Power segment, increased compensation expenses driven by headcount growth due to investments in the Electrified Power segment and the automated transmission business acquired in the third quarter of 2017 higher consulting expenses and lower expense recovery. Overall, research, development and engineering expenses as a percentage of sales increased to 3.7 percent in the six months ended July 1, 2018, from 3.4 percent in the comparable period in 2017. Research activities continue to focus on development of new products to meet future emission standards around the world and improvements in fuel economy performance of diesel and natural gas powered engines.
Equity, Royalty and Interest Income from Investees
Equity, royalty and interest income from investees increased $12 million for the three months ended July 1, 2018, versus the comparable period in 2017, primarily due to higher earnings at Chongqing Cummins Engine Company, Ltd., Tata Cummins Ltd. and Beijing Foton Cummins Engine Company, Ltd.
Equity, royalty and interest income from investees increased $19 million for the six months ended July 1, 2018, versus the comparable period in 2017, primarily due to higher earnings at Chongqing Cummins Engine Company, Ltd., Tata Cummins Ltd. and Cummins Westport, partially offset by lower earnings at Beijing Foton Cummins Engine Company, Ltd. and Dongfeng Cummins Engine Company, Ltd.

Other Operating Income (Expense), Net
Other operating income (expense), net was as follows:

	Three months ended		Six months ended
In millions	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Royalty income, net	$11	$11	$18	$20
Gain on sale of assets, net	3	8	3	5
Loss on write off of assets	(4)	(1)	(4)	(2)
Amortization of intangible assets	(5)	(1)	(10)	(3)
Other, net	(1)	1	(1)	3
Total other operating income (expense), net	$4	$18	$6	$23
Interest Income
Interest income for the three and six months ended July 1, 2018, increased $5 million and $10 million, respectively, versus the comparable periods in 2017, primarily due to higher interest rates.
Interest Expense
Interest expense for the three and six months ended July 1, 2018, increased $7 million and $13 million, respectively, versus the comparable periods in 2017, primarily due to higher weighted-average debt outstanding.

Other Income, Net
Other income, net was as follows:

	Three months ended		Six months ended
In millions	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Non-service cost, pension and other postretirement benefits	$15	$9	$30	$15
Change in cash surrender value of corporate owned life insurance	1	16	(3)	29
Dividend income	—	2	2	3
Bank charges	(2)	(2)	(5)	(5)
Foreign currency (loss) gain, net	(13)	1	(24)	3
Other, net	10	3	21	8
Total other income, net	$11	$29	$21	$53
Income Tax Expense
Our effective tax rate for the year is expected to approximate 23.0 percent, excluding any discrete tax items that may arise.
Our effective tax rates for the three and six months ended July 1, 2018, were 22.5 percent and 29.0 percent, respectively. The three months ended July 1, 2018, contained only immaterial discrete items. The six months ended July 1, 2018, contained $74 million, or $0.45 per share, of unfavorable net discrete tax items, primarily due to $80 million of discrete items related to the 2017 Tax Cuts and Jobs Act (Tax Legislation). This includes $45 million associated with changes related to the Tax Legislation measurement period adjustment and $35 million associated with the one-time recognition of deferred tax charges at historical tax rates on intercompany profit in inventory. See Note 6, "INCOME TAXES," for additional information.
Our effective tax rates for the three and six months ended July 2, 2017, were 26.4 percent and 26.2 percent, respectively, and contained only immaterial discrete tax items.
The change in the effective tax rate for the three months ended July 1, 2018, versus the comparable period in 2017, was primarily due to lower U.S. tax rates in the second quarter of 2018 as a result of Tax Legislation. The change in the effective tax rate for the six months ended July 1, 2018, versus the comparable period in 2017, was primarily due to unfavorable discrete changes associated with the Tax Legislation.
Noncontrolling Interests
Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities. Noncontrolling interests in income of consolidated subsidiaries for the three and six months ended July 1, 2018, decreased $8 million and $17 million, respectively, versus the comparable periods in 2017, primarily due to losses at the automated transmission business acquired in the third quarter of 2017.
Net Income Attributable to Cummins Inc. and Diluted Earnings Per Share Attributable to Cummins Inc.
Net income and diluted earnings per share attributable to Cummins Inc. for the three months ended July 1, 2018, increased $121 million and $0.79 per share, respectively, versus the comparable period in 2017, primarily due to significantly higher net sales, increased gross margin and a lower effective tax rate as the result of Tax Legislation passed in December 2017, partially offset by higher research, development and engineering expenses. Diluted earnings per share for the three months ended July 1, 2018, benefited $0.01 from fewer weighted average shares outstanding due to the stock repurchase program.
Net income and diluted earnings per share attributable to Cummins Inc. for the six months ended July 1, 2018, increased $50 million and $0.39 per share, respectively, versus the comparable period in 2017, primarily due to significantly higher net sales and increased gross margin, partially offset by higher research, development and engineering expenses, a higher effective tax rate ($74 million of unfavorable net discrete tax items primarily due to $80 million of discrete items for Tax Legislation passed in December 2017) and increased selling, general and administrative expenses. Diluted earnings per share for the six months ended July 1, 2018, benefited $0.03 from fewer weighted average shares outstanding, primarily due to the stock repurchase programs.

Comprehensive Income - Foreign Currency Translation Adjustment
The foreign currency translation adjustment was a net loss of $299 million and $215 million, respectively, for the three months and six months ended July 1, 2018, compared to a net gain of $102 million and $182 million, respectively, for the three and six months ended July 2, 2017, and was driven by the following:

	Three months ended
	July 1, 2018		July 2, 2017
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly-owned subsidiaries	$(232)	British pound, Chinese renminbi, Indian rupee, Brazilian real	$90	British pound, Chinese renminbi
Equity method investments	(51)	Chinese renminbi, Indian rupee, British pound	11	Chinese renminbi
Consolidated subsidiaries with a noncontrolling interest	(16)	Indian rupee	1	Indian rupee
Total	$(299)		$102

	Six months ended
	July 1, 2018		July 2, 2017
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly-owned subsidiaries	$(162)	British pound, Indian rupee, Brazilian real, Chinese renminbi	$147	British pound, Indian rupee, Chinese renminbi
Equity method investments	(29)	Chinese renminbi, Indian rupee, British pound	21	Chinese renminbi, Indian rupee
Consolidated subsidiaries with a noncontrolling interest	(24)	Indian rupee	14	Indian rupee
Total	$(215)		$182

OPERATING SEGMENT RESULTS
Our reportable operating segments consist of the Engine, Distribution, Components, Power Systems and Electrified Power segments. This reporting structure is organized according to the products and markets each segment serves. Effective January 1, 2018, we changed our measure to EBITDA as a primary basis for the Chief Operating Decision Maker to evaluate the performance of each of our reportable operating segments. Segment amounts exclude certain expenses not specifically identifiable to segments. See Note 14, "OPERATING SEGMENTS," to the Condensed Consolidated Financial Statements for additional information.
Following is a discussion of results for each of our operating segments.
Engine Segment Results
Financial data for the Engine segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	July 1,	July 2,	(Unfavorable)		July 1,	July 2,	(Unfavorable)
In millions	2018	2017	Amount	Percent	2018	2017	Amount	Percent
External sales	$2,050	$1,711	$339	20%	$3,863	$3,168	$695	22%
Intersegment sales	646	596	50	8%	1,279	1,162	117	10%
Total sales	2,696	2,307	389	17%	5,142	4,330	812	19%
Research, development and engineering expenses	76	63	(13)	(21)%	155	117	(38)	(32)%
Equity, royalty and interest income from investees	67	56	11	20%	134	128	6	5%
Interest income	3	2	1	50%	5	3	2	67%
Segment EBITDA	362	323	39	12%	648	596	52	9%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	13.4%	14.0%		(0.6)	12.6%	13.8%		(1.2)

Sales for our Engine segment by market were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	July 1,	July 2,	(Unfavorable)		July 1,	July 2,	(Unfavorable)
In millions	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Heavy-duty truck	$920	$714	$206	29%	$1,735	$1,334	$401	30%
Medium-duty truck and bus	777	701	76	11%	1,469	1,245	224	18%
Light-duty automotive	444	429	15	3%	846	852	(6)	(1)%
Total on-highway	2,141	1,844	297	16%	4,050	3,431	619	18%
Off-highway	555	463	92	20%	1,092	899	193	21%
Total sales	$2,696	$2,307	$389	17%	$5,142	$4,330	$812	19%
Unit shipments by engine classification (including unit shipments to Power Systems and off-highway engine units included in their respective classification) were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	July 1,	July 2,	(Unfavorable)		July 1,	July 2,	(Unfavorable)
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Heavy-duty	32,000	24,100	7,900	33%	58,600	43,300	15,300	35%
Medium-duty	83,500	71,600	11,900	17%	157,500	131,900	25,600	19%
Light-duty	68,500	65,600	2,900	4%	130,400	128,700	1,700	1%
Total unit shipments	184,000	161,300	22,700	14%	346,500	303,900	42,600	14%

Sales
Engine segment sales for the three months ended July 1, 2018, increased $389 million versus the comparable period in 2017. The following were the primary drivers by market:

•	Heavy-duty truck sales increased $206 million primarily due to higher demand in North American heavy-duty truck markets with increased shipments of 38 percent.

•
Off-highway sales increased $92 million primarily due to improved demand in global construction markets, with increased international unit shipments of 39 percent primarily in China and Europe, and increased unit shipments of 10 percent in North America.

•	Medium-duty truck and bus sales increased $76 million primarily due to higher demand in North American medium-duty truck markets with increased engine shipments of 15 percent.
Total on-highway-related sales for the three months ended July 1, 2018, were 79 percent of total Engine segment sales, versus 80 percent for the comparable period in 2017.
Engine segment sales for the six months ended July 1, 2018, increased $812 million versus the comparable period in 2017. The following were the primary drivers by market:

•	Heavy-duty truck sales increased $401 million primarily due to higher demand in North American heavy-duty truck markets with increased shipments of 42 percent.

•	Medium-duty truck and bus sales increased $224 million primarily due to higher demand in North American medium-duty truck markets with increased engine shipments of 19 percent.

•
Off-highway sales increased $193 million due to improved demand in global construction markets with increased international unit shipments of 42 percent, primarily in China and Europe, and increased unit shipments of 27 percent in North America.

Total on-highway-related sales for the six months ended July 1, 2018, were 79 percent of total Engine segment sales, versus 79 percent for the comparable period in 2017.
Segment EBITDA
Engine segment EBITDA for the three months ended July 1, 2018, increased $39 million versus the comparable period in 2017, primarily due to higher gross margin, higher equity, royalty and interest income from investees and lower selling, general and administrative expenses, partially offset by increased research, development and engineering expenses. The increase in gross margin was primarily due to higher volumes and favorable pricing, partially offset by increased Engine System Campaign costs of $91 million. The increase in research, development and engineering expenses was primarily due to higher compensation expense and lower expense recovery. The increase in equity, royalty and interest income from investees was primarily due to higher earnings at Tata Cummins Ltd., Beijing Foton Cummins Engine Co., Ltd. and Cummins Westport, Inc.

Engine segment EBITDA for the six months ended July 1, 2018, increased $52 million versus the comparable period in 2017, primarily due to higher gross margin, lower selling, general and administrative expenses and higher equity, royalty and interest income from investees, partially offset by increased research, development and engineering expenses. The increase in gross margin was primarily due to higher volumes and favorable pricing, partially offset by increased Engine System Campaign costs of $184 million. The increase in research, development and engineering expenses was primarily due to higher compensation expense, lower expense recovery and higher consulting expenses. The increase in equity, royalty and interest income from investees was primarily due to higher earnings at Tata Cummins Ltd. and Cummins Westport, Inc., partially offset by lower earnings at Beijing Foton Cummins Engine Co.

Distribution Segment Results
Financial data for the Distribution segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	July 1,	July 2,	(Unfavorable)		July 1,	July 2,	(Unfavorable)
In millions	2018	2017	Amount	Percent	2018	2017	Amount	Percent
External sales	$1,988	$1,716	$272	16%	$3,835	$3,353	$482	14%
Intersegment sales	6	6	—	—%	12	14	(2)	(14)%
Total sales	1,994	1,722	272	16%	3,847	3,367	480	14%
Research, development and engineering expenses	5	4	(1)	(25)%	10	8	(2)	(25)%
Equity, royalty and interest income from investees	11	13	(2)	(15)%	24	24	—	—%
Interest income	3	1	2	NM	5	2	3	NM
Segment EBITDA	145	127	18	14%	268	257	11	4%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	7.3%	7.4%		(0.1)	7.0%	7.6%		(0.6)
____________________________________
"NM" - not meaningful information
Sales for our Distribution segment by region were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	July 1,	July 2,	(Unfavorable)		July 1,	July 2,	(Unfavorable)
In millions	2018	2017	Amount	Percent	2018	2017	Amount	Percent
North America	$1,353	$1,131	$222	20%	$2,629	$2,244	$385	17%
Asia Pacific	212	187	25	13%	401	357	44	12%
Europe	143	107	36	34%	275	204	71	35%
China	84	75	9	12%	162	133	29	22%
Africa and Middle East	62	86	(24)	(28)%	122	181	(59)	(33)%
India	50	52	(2)	(4)%	95	95	—	—%
Russia	45	41	4	10%	80	75	5	7%
Latin America	45	43	2	5%	83	78	5	6%
Total sales	$1,994	$1,722	$272	16%	$3,847	$3,367	$480	14%
Sales for our Distribution segment by product line were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	July 1,	July 2,	(Unfavorable)		July 1,	July 2,	(Unfavorable)
In millions	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Parts	$817	$759	$58	8%	$1,625	$1,504	$121	8%
Engines	461	314	147	47%	828	589	239	41%
Service	370	320	50	16%	722	639	83	13%
Power generation	346	329	17	5%	672	635	37	6%
Total sales	$1,994	$1,722	$272	16%	$3,847	$3,367	$480	14%
Sales
Distribution segment sales for the three months ended July 1, 2018, increased $272 million versus the comparable period in 2017. The following were the primary drivers by region:

•
North American sales increased $222 million, representing 82 percent of the total change in Distribution segment sales, primarily due to increased demand in the engines, parts and service lines of business.

•	European sales increased $36 million primarily due to an increase in demand for whole goods.

•	Foreign currency fluctuations favorably impacted sales primarily in the Euro, Chinese renminbi and Canadian dollar.
Distribution segment sales for the six months ended July 1, 2018, increased $480 million versus the comparable period in 2017. The following were the primary drivers by region:

•
North American sales increased $385 million, representing 80 percent of the total change in Distribution segment sales, primarily due to increased demand in the engines, parts and service lines of business.

•	European sales increased $71 million primarily due to an increase in demand for whole goods.

•	Foreign currency fluctuations favorably impacted sales primarily in the Euro, Chinese renminbi, Canadian dollar and Australian dollar.
Segment EBITDA
Distribution segment EBITDA for the three months ended July 1, 2018, increased $18 million versus the comparable period in 2017, primarily due to higher gross margin. The increase in gross margin was primarily due to higher volumes, partially offset by increased compensation expenses.

Distribution segment EBITDA for the six months ended July 1, 2018, increased $11 million versus the comparable period in 2017, primarily due to higher gross margin, partially offset by increased selling, general and administrative expenses and higher research, development and engineering expenses. The increase in gross margin was primarily due to higher volumes and improved pricing, partially offset by increased compensation expenses. The increase in selling, general and administrative expenses was primarily due to higher compensation expenses and increased consulting expenses.
Components Segment Results
Financial data for the Components segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	July 1,	July 2,	(Unfavorable)		July 1,	July 2,	(Unfavorable)
In millions	2018	2017	Amount	Percent	2018	2017	Amount	Percent
External sales	$1,402	$1,064	$338	32%	$2,715	$2,044	$671	33%
Intersegment sales	485	390	95	24%	925	754	171	23%
Total sales	1,887	1,454	433	30%	3,640	2,798	842	30%
Research, development and engineering expenses	62	58	(4)	(7)%	124	108	(16)	(15)%
Equity, royalty and interest income from investees	14	15	(1)	(7)%	30	28	2	7%
Interest income	2	1	1	100%	3	1	2	NM
Segment EBITDA	237	228	9	4%	464	444	20	5%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	12.6%	15.7%		(3.1)	12.7%	15.9%		(3.2)
____________________________________
"NM" - not meaningful information

Sales for our Components segment by business were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	July 1,	July 2,	(Unfavorable)		July 1,	July 2,	(Unfavorable)
In millions	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Emission solutions	$841	$674	$167	25%	$1,616	$1,290	$326	25%
Turbo technologies	355	307	48	16%	695	594	101	17%
Filtration	324	291	33	11%	644	568	76	13%
Electronics and fuel systems	226	182	44	24%	427	346	81	23%
Automated transmissions	141	—	141	NM	258	—	258	NM
Total sales	$1,887	$1,454	$433	30%	$3,640	$2,798	$842	30%
____________________________________
"NM" - not meaningful information

Sales
Components segment sales for the three months ended July 1, 2018, increased $433 million, across all lines of business, versus the comparable period in 2017. The following were the primary drivers by business:

•	Emission solutions sales increased $167 million primarily due to stronger market demand for trucks in North America and Europe.

•	Automated transmissions, consolidated during the third quarter of 2017, delivered sales of $141 million in North America.

•	Turbo technologies sales increased $48 million primarily due to higher demand in North America and Western Europe.

•	Electronics and fuel systems sales increased $44 million primarily due to higher demand in North America.

•	Filtration sales increased $33 million primarily due to higher demand in North America and Western Europe.

•	Foreign currency fluctuations favorably impacted sales primarily in the Chinese renminbi and Euro.
Components segment sales for the six months ended July 1, 2018, increased $842 million, across all lines of business, versus the comparable period in 2017. The following were the primary drivers by business:

•
Emission solutions sales increased $326 million primarily due to stronger market demand for trucks in North America, Europe and India, and increased sales of products to meet new emission standards in India.

•	Automated transmissions, consolidated during the third quarter of 2017, delivered sales of $258 million in North America.

•	Turbo technologies sales increased $101 million primarily due to higher demand in North America and Western Europe.

•	Electronics and fuel systems sales increased $81 million primarily due to higher demand in North America.

•	Filtration sales increased $76 million primarily due to higher demand in North America and Western Europe.

•	Foreign currency fluctuations favorably impacted sales primarily in the Chinese renminbi, Euro and British pound.
Segment EBITDA
Components segment EBITDA for the three months ended July 1, 2018, increased $9 million versus the comparable period in 2017, as higher gross margin and favorable foreign currency fluctuations (primarily in the Chinese renminbi) were partially offset by higher selling, general and administrative expenses, increased research, development and engineering expenses and lower equity, royalty and interest income from investees. The increase in gross margin was primarily due to higher volumes, lower material costs and favorable mix, partially offset by increased Engine System Campaign costs of $90 million and increased compensation expenses driven by the acquisition of the automated transmission business in the third quarter of 2017. The increases in selling, general and administrative expenses and research, development and engineering expenses were primarily due to higher compensation expense due to the addition of the automated transmission business.

Components segment EBITDA for the six months ended July 1, 2018, increased $20 million versus the comparable period in 2017, as higher gross margin and equity, royalty and interest income from investees was partially offset by increased selling, general and administrative expenses and higher research, development and engineering expenses. The increase in gross margin was primarily due to higher volumes, lower material costs, improved mix and favorable foreign currency fluctuations (primarily the Chinese renminbi), partially offset by increased Engine System Campaign costs of $184 million. The increase in selling, general and administrative expenses was primarily due to higher consulting expense and increased compensation expense due to the addition of the automated transmission business. The increase in research, development and engineering expenses was primarily due to higher compensation expense due to the addition of the automated transmission business and increased consulting expenses, partially offset by higher expense recovery. The increase in equity, royalty and interest income from investees was primarily due to higher earnings at Dongfeng Cummins Emission Solutions Co., Ltd.

Power Systems Segment Results
Financial data for the Power Systems segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	July 1,	July 2,	(Unfavorable)		July 1,	July 2,	(Unfavorable)
In millions	2018	2017	Amount	Percent	2018	2017	Amount	Percent
External sales	$691	$587	$104	18%	$1,286	$1,102	$184	17%
Intersegment sales	555	430	125	29%	1,034	797	237	30%
Total sales	1,246	1,017	229	23%	2,320	1,899	421	22%
Research, development and engineering expenses	60	50	(10)	(20)%	117	100	(17)	(17)%
Equity, royalty and interest income from investees	18	14	4	29%	37	26	11	42%
Interest income	2	1	1	100%	4	1	3	NM
Segment EBITDA	186	90	96	NM	328	175	153	87%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	14.9%	8.8%		6.1	14.1%	9.2%		4.9
____________________________________
"NM" - not meaningful information

Sales for our Power Systems segment by product line were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	July 1,	July 2,	(Unfavorable)		July 1,	July 2,	(Unfavorable)
In millions	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Power generation	$666	$570	$96	17%	$1,237	$1,096	$141	13%
Industrial	483	353	130	37%	897	628	269	43%
Generator technologies	97	94	3	3%	186	175	11	6%
Total sales	$1,246	$1,017	$229	23%	$2,320	$1,899	$421	22%

Sales
Power Systems segment sales for the three months ended July 1, 2018, increased $229 million versus the comparable period in 2017. The following were the primary drivers by product line:

•	Industrial sales increased $130 million primarily due to higher demand in oil and gas markets in North America and global mining markets, especially in China and Eastern Europe.

•	Power generation sales increased $96 million primarily due to higher demand in North America, China and the Middle East.
Power Systems segment sales for the six months ended July 1, 2018, increased $421 million versus the comparable period in 2017. The following were the primary drivers by product line:

•	Industrial sales increased $269 million primarily due to higher demand in global mining markets, especially in China, Eastern Europe and North America, and in oil and gas markets in North America.

•	Power generation sales increased $141 million primarily due to higher demand in China, North America and Australia.

•	Foreign currency fluctuations favorably impacted sales primarily in the British pound, Chinese renminbi and Euro.

Segment EBITDA
Power Systems segment EBITDA for the three months ended July 1, 2018, increased $96 million versus the comparable period in 2017 primarily due to higher gross margin and equity, royalty and interest income from investees, partially offset by increased research, development and engineering expenses and higher selling, general and administrative expenses. The increase in gross margin was primarily due to increased volumes, lower warranty and lower material costs, partially offset by higher compensation expenses driven by volume growth. The increase for both selling, general and administrative expenses and research, development and engineering expenses was primarily due to higher compensation expenses, new product launches and higher consulting expenses. The increase in equity, royalty and interest income from investees was primarily due to higher earnings at Chongqing Cummins Engine Company, Ltd.

Power Systems segment EBITDA for the six months ended July 1, 2018, increased $153 million versus the comparable period in 2017 primarily due to higher gross margin and equity, royalty and interest income from investees, partially offset by increased research, development and engineering expenses and higher selling, general and administrative expenses. The increase in gross margin was primarily due to increased volumes, lower warranty and lower material costs, partially offset by higher compensation expenses driven by volume growth. The increase for both selling, general and administrative expenses and research, development and engineering expenses was primarily due to higher compensation expenses, new product launches and higher consulting expenses. The increase in equity, royalty and interest income from investees was primarily due to higher earnings at Chongqing Cummins Engine Company, Ltd.
Electrified Power Segment Results
We formed the Electrified Power segment during the first quarter of 2018. The primary focus of the segment is on research and development activities around fully electric and hybrid powertrain solutions. Our intellectual property is developed both in house as well as through acquisitions. As of July 1, 2018, we had completed two acquisitions, which provided us with battery systems intellectual property as well as start-up sales of $1 million and $3 million for the three and six months ended July 1, 2018, respectively. In June 2018, we entered into an agreement to purchase Efficient Drivetrains, Inc., which designs and produces hybrid and fully-electric power solutions for commercial markets, and expect the transaction to close in the third quarter of 2018. We invested $16 million and $23 million for the three and six months ended July 1, 2018, respectively, in research and development activities, which along with the gross margins generated by our acquisitions and selling, general and administrative expenses resulted in a segment EBITDA loss of $21 million and $31 million for three and six months ended July 1, 2018, respectively.

Reconciliation of Segment EBITDA to Net Income Attributable to Cummins Inc.
The table below reconciles the segment information to the corresponding amounts in the Condensed Consolidated Statements of Income:

	Three months ended		Six months ended
In millions	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
TOTAL SEGMENT EBITDA	$909	$768	$1,677	$1,472
Intersegment elimination (1)	(12)	(4)	(80)	(3)
TOTAL EBITDA	897	764	1,597	1,469
Less:
Interest expense	28	21	52	39
Depreciation and amortization (2)	154	144	307	283
INCOME BEFORE INCOME TAXES	715	599	1,238	1,147
Less: Income tax expense	161	158	359	301
CONSOLIDATED NET INCOME	554	441	879	846
Less: Net income attributable to noncontrolling interest	9	17	9	26
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$545	$424	$870	$820
____________________________________
(1) Includes intersegment sales, intersegment profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses for the three and six months ended July 1, 2018 and July 2, 2017.
(2) Depreciation and amortization, as shown on a segment basis, excludes the amortization of debt discount and deferred costs included in the Condensed Consolidated Statements of Income as interest expense. The amortization of debt discount and deferred costs was $1 million and $1 million for the six month periods ended July 1, 2018 and July 2, 2017, respectively.

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

Dollars in millions	July 1, 2018	December 31, 2017
Working capital (1)	$3,731	$3,251
Current ratio	1.61	1.57
Accounts and notes receivable, net	$4,095	$3,618
Days’ sales in receivables	60	59
Inventories	$3,559	$3,166
Inventory turnover	5.0	5.0
Accounts payable (principally trade)	$2,981	$2,579
Days' payable outstanding	58	53
Total debt	$2,462	$2,006
Total debt as a percent of total capital	23.1%	19.7%
____________________________________
(1) Working capital includes cash and cash equivalents.
Cash Flows
Cash and cash equivalents were impacted as follows:

	Six months ended
In millions	July 1, 2018	July 2, 2017	Change
Net cash provided by operating activities	$473	$826	$(353)
Net cash used in investing activities	(236)	(160)	(76)
Net cash used in financing activities	(253)	(544)	291
Effect of exchange rate changes on cash and cash equivalents	(35)	51	(86)
Net (decrease) increase in cash and cash equivalents	$(51)	$173	$(224)

Net cash provided by operating activities decreased $353 million for the six months ended July 1, 2018, versus the comparable period in 2017, primarily due to higher working capital levels, partially offset by lower net pension contributions of $69 million and higher earnings of $33 million. During the first six months of 2018, the higher working capital requirements resulted in a cash outflow of $536 million compared to a cash outflow of $196 million in the comparable period in 2017, primarily due to the payment of higher accrued variable compensation expense in the first quarter of 2018 and business growth.
Net cash used in investing activities increased $76 million for the six months ended July 1, 2018, versus the comparable period in 2017, primarily due to higher net investments in marketable securities of $120 million, partially offset by lower investments in and advances to equity investees of $49 million.
Net cash used in financing activities decreased $291 million for the six months ended July 1, 2018, versus the comparable period in 2017, primarily due to higher borrowings of commercial paper of $582 million, partially offset by higher repurchases of common stock of $259 million.
The effect of exchange rate changes on cash and cash equivalents for the six months ended July 1, 2018, versus the comparable period in 2017, decreased $86 million primarily due to unfavorable fluctuations in the British pound of $68 million.
Sources of Liquidity
We generate significant ongoing cash flow and cash provided by operations is our principal source of liquidity with $473 million provided in the six months ended July 1, 2018.

At July 1, 2018, our sources of liquidity included:

	July 1, 2018
In millions	Total	U.S.	International	Primary location of international balances
Cash and cash equivalents	$1,318	$306	$1,012	U.K., China, Singapore, Mexico, Belgium, Australia, Canada
Marketable securities (1)	214	54	160	India
Total	$1,532	$360	$1,172
Available credit capacity
Revolving credit facilities (2)	$1,948
International and other uncommitted domestic credit facilities	$194
____________________________________
(1) The majority of marketable securities could be liquidated into cash within a few days.
(2) The five-year credit facility for $1.75 billion and the 364-day credit facility for $1.0 billion, maturing November 2020 and September 2018, respectively, are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. At July 1, 2018, we had $802 million of commercial paper outstanding, which effectively reduced the available capacity under our revolving credit facilities to $1.95 billion.
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
We can issue up to $2.75 billion of unsecured, short-term promissory notes ("commercial paper") pursuant to our board authorized commercial paper programs. The programs facilitate the private placement of unsecured short-term debt through third party brokers. We intend to use the net proceeds from the commercial paper borrowings for general corporate purposes.
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
Uses of Cash
Stock Repurchases
In December 2016, our Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon completion of the 2015 repurchase plan. In the first six months of 2018, we made the following purchases under the 2015 and 2016 stock repurchase programs:

In millions, except per share amounts	Shares Purchased	Average Cost Per Share	Total Cost of Repurchases	Remaining Authorized Capacity (1)
November 2015, $1 billion repurchase program
April 1	0.3	$166.79	$46	$—

December 2016, $1 billion repurchase program
April 1	0.7	164.48	$117	$883
July 1	1.5	143.69	216	667
Subtotal	2.2	150.38	333

Total	2.5	$152.20	$379
____________________________________
(1) The remaining authorized capacity under the 2016 plan was calculated based on the cost to purchase the shares but excludes commission expenses in accordance with the authorized plan.
We intend to repurchase outstanding shares from time to time to enhance shareholder value and to offset the dilutive impact of employee stock based compensation plans. These repurchases may be done in the open market or through accelerated share repurchase programs as appropriate based on market conditions.
Dividends
In July 2018, our Board of Directors authorized an increase to our quarterly dividend of 5.6 percent from $1.08 per share to $1.14 per share. We paid dividends of $355 million during the six months ended July 1, 2018.
Capital Expenditures
Capital expenditures, including spending on internal use software, for the six months ended July 1, 2018, were $221 million compared to $222 million in the comparable period in 2017. We continue to invest in new product lines and targeted capacity expansions. We plan to spend between $730 million and $760 million in 2018 on capital expenditures as we continue with product launches and facility improvements. Approximately 50 percent of our capital expenditures are expected to be invested outside of the U.S. in 2018.
Pensions
Our global pension plans, including our unfunded and non-qualified plans, were 116 percent funded at December 31, 2017. Our U.S. qualified plans, which represent approximately 55 percent of the worldwide pension obligation, were 131 percent funded and our U.K. plans were 118 percent funded. The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans. In the first six months of 2018, the investment loss on our U.S. pension trust was 1.2 percent while our U.K. pension trust loss was 0.7 percent. Approximately 76 percent of our pension plan assets are held in highly liquid investments such as fixed income and equity securities. The remaining 24 percent of our plan assets are held in less liquid, but market valued investments, including real estate, private equity, venture capital, opportunistic credit and insurance contracts. We anticipate making additional defined benefit pension contributions during the remainder of 2018 of $20 million for our U.S. and U.K. pension plans. Approximately $14 million of the estimated $38 million of U.S. and U.K. pension contributions for the full year are voluntary. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2018 net periodic pension cost to approximate $86 million.
Current Maturities of Short and Long-Term Debt
We had $802 million of commercial paper outstanding at July 1, 2018, that matures in less than one year. The maturity schedule of our existing long-term debt does not require significant cash outflows in the intermediate term. Required annual principal payments range from $8 million to $50 million over the next five years (including the remainder of 2018). See Note 9, "DEBT," to the Condensed Consolidated Financial Statements for additional information.

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
Management's Assessment of Liquidity

Our financial condition and liquidity remain strong. Our solid balance sheet and credit ratings enable us to have ready access to credit and the capital markets. We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities. We believe our operating cash flow and liquidity provide us with the financial flexibility needed to fund working capital, common stock repurchases, acquisitions, capital expenditures, dividend payments, projected pension obligations and debt service obligations. While we expect more efficient access to overseas earnings as a result of Tax Legislation, we will continue to generate cash from operations in the U.S. and maintain access to our revolving credit facility as noted above.

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
A discussion of our critical accounting estimates may be found in the “Management’s Discussion and Analysis” section of our 2017 Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.” Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first six months of 2018.
RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note 15, "RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS," in the Notes to Condensed Consolidated Financial Statements for additional information.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended July 1, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 2 - May 6	—	$—	—	59,353
May 7 - June 3	1,021,676	146.01	1,021,100	64,828
June 4 - July 1	483,114	138.85	482,530	70,427
Total	1,504,790	143.71	1,503,630
____________________________________
(1)  Shares purchased represent shares under our Key Employee Stock Investment Plan established in 1969 (there is no maximum repurchase limitation in this plan) and our Board of Directors authorized share repurchase program.
(2)  These values reflect the sum of shares held in loan status under our Key Employee Stock Investment Plan. The repurchase program authorized by the Board of Directors does not limit the number of shares that may be purchased and were excluded from this column. The dollar value remaining available for future purchases under this program as of July 1, 2018, was $667 million.
In December 2016, our Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon completion of the 2015 repurchase plan. During the three months ended July 1, 2018, we repurchased $216 million of common stock under this authorization.
During the three months ended July 1, 2018, we repurchased 1,160 shares from employees in connection with the Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock on an installment basis up to an established credit limit. Loans are issued for five-year terms at a fixed interest rate established at the date of purchase and may be refinanced after their initial five-year period for an additional five-year period. Participants must hold shares for a minimum of six months from date of purchase. If the shares are sold before the loan is paid off, the employee must wait six months before another share purchase may be made. We hold participants’ shares as security for the loans and would, in effect repurchase shares if the participant defaulted in repayment of the loan. There is no maximum amount of shares that we may purchase under this plan.
ITEM 3.  Defaults Upon Senior Securities
Not applicable.
ITEM 4.  Mine Safety Disclosures
Not applicable.
ITEM 5.  Other Information
Not applicable.
ITEM 6. Exhibits
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.
CUMMINS INC.
EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3(a)
Restated Articles of Incorporation, as amended and restated, effective as of May 8, 2018 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by Cummins Inc. with the Securities and Exchange Commission on May 9, 2018 (File No. 001-04949)).

3(b)
By-Laws, as amended and restated, effective as of July 10, 2018 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by Cummins Inc. with the Securities and Exchange Commission on July 11, 2018 (File No. 001-04949)).

10	2012 Omnibus Incentive Plan, as amended and restated.
12	Calculation of Ratio of Earnings to Fixed Charges.
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cummins Inc.
Date:	July 31, 2018

	By:	/s/ PATRICK J. WARD	By:	/s/ CHRISTOPHER C. CLULOW
		Patrick J. Ward		Christopher C. Clulow
		Vice President and Chief Financial Officer		Vice President-Corporate Controller
		(Principal Financial Officer)		(Principal Accounting Officer)