Form 10-Q
period 2018-09-30
CUMMINS INC
filed 2018-10-30
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

Commission File Number 1-4949
CUMMINS INC.
(Exact name of registrant as specified in its charter)

Indiana (State of Incorporation)	35-0257090 (IRS Employer Identification No.)
500 Jackson Street
Box 3005
Columbus, Indiana 47202-3005
(Address of principal executive offices)

Telephone (812) 377-5000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):

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

As of September 30, 2018, there were 160,561,303 shares of common stock outstanding with a par value of $2.50 per share.

CUMMINS INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION
ITEM 1.  Condensed Consolidated Financial Statements
CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Nine months ended
In millions, except per share amounts	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
NET SALES (a) (Note 3)	$5,943	$5,285	$17,645	$14,952
Cost of sales	4,392	3,944	13,454	11,228
GROSS MARGIN	1,551	1,341	4,191	3,724
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	604	633	1,794	1,786
Research, development and engineering expenses	229	213	658	546
Equity, royalty and interest income from investees (Note 5)	90	95	315	301
Other operating income (expense), net	(5)	32	1	55
OPERATING INCOME	803	622	2,055	1,748
Interest income	9	4	26	11
Interest expense	30	18	82	57
Other income, net	23	14	44	67
INCOME BEFORE INCOME TAXES	805	622	2,043	1,769
Income tax expense (Note 6)	107	165	466	466
CONSOLIDATED NET INCOME	698	457	1,577	1,303
Less: Net income attributable to noncontrolling interests	6	4	15	30
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$692	$453	$1,562	$1,273

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
Basic	$4.29	$2.72	$9.57	$7.62
Diluted	$4.28	$2.71	$9.53	$7.60

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	161.3	166.3	163.3	167.0
Dilutive effect of stock compensation awards	0.5	0.7	0.6	0.6
Diluted	161.8	167.0	163.9	167.6

CASH DIVIDENDS DECLARED PER COMMON SHARE	$1.14	$1.08	$3.30	$3.13
____________________________________
(a) Includes sales to nonconsolidated equity investees of $314 million and $951 million and $285 million and $835 million for the three and nine months ended September 30, 2018 and October 1, 2017, respectively.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Nine months ended
In millions	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
CONSOLIDATED NET INCOME	$698	$457	$1,577	$1,303
Other comprehensive income (loss), net of tax (Note 13)
Change in pension and other postretirement defined benefit plans	13	16	34	52
Foreign currency translation adjustments	(159)	94	(374)	276
Unrealized gain on marketable securities	—	—	—	1
Unrealized gain (loss) on derivatives	(3)	(1)	4	—
Total other comprehensive income (loss), net of tax	(149)	109	(336)	329
COMPREHENSIVE INCOME	549	566	1,241	1,632
Less: Comprehensive (loss) income attributable to noncontrolling interests	(11)	2	(25)	42
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUMMINS INC.	$560	$564	$1,266	$1,590

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

In millions, except par value	September 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$1,222	$1,369
Marketable securities (Note 7)	185	198
Total cash, cash equivalents and marketable securities	1,407	1,567
Accounts and notes receivable, net
Trade and other	3,670	3,311
Nonconsolidated equity investees	259	307
Inventories (Note 8)	3,831	3,166
Prepaid expenses and other current assets	696	577
Total current assets	9,863	8,928
Long-term assets
Property, plant and equipment	8,079	8,058
Accumulated depreciation	(4,209)	(4,131)
Property, plant and equipment, net	3,870	3,927
Investments and advances related to equity method investees	1,255	1,156
Goodwill	1,110	1,082
Other intangible assets, net	950	973
Pension assets	1,022	1,043
Other assets	922	966
Total assets	$18,992	$18,075

LIABILITIES
Current liabilities
Accounts payable (principally trade)	$2,980	$2,579
Loans payable (Note 9)	61	57
Commercial paper (Note 9)	800	298
Accrued compensation, benefits and retirement costs	576	811
Current portion of accrued product warranty (Note 10)	624	454
Current portion of deferred revenue (Notes 3 & 10)	500	500
Other accrued expenses (Note 11)	834	915
Current maturities of long-term debt (Note 9)	41	63
Total current liabilities	6,416	5,677
Long-term liabilities
Long-term debt (Note 9)	1,563	1,588
Postretirement benefits other than pensions	281	289
Pensions	331	330
Other liabilities and deferred revenue (Notes 3, 10 & 11)	2,341	2,027
Total liabilities	$10,932	$9,911

Commitments and contingencies (Note 12)

EQUITY
Cummins Inc. shareholders’ equity
Common stock, $2.50 par value, 500 shares authorized, 222.4 and 222.4 shares issued	$2,151	$2,210
Retained earnings	12,519	11,464
Treasury stock, at cost, 61.9 and 56.7 shares	(5,674)	(4,905)
Common stock held by employee benefits trust, at cost, 0.5 and 0.5 shares	(6)	(7)
Accumulated other comprehensive loss (Note 13)	(1,799)	(1,503)
Total Cummins Inc. shareholders’ equity	7,191	7,259
Noncontrolling interests	869	905
Total equity	$8,060	$8,164
Total liabilities and equity	$18,992	$18,075

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended
In millions	September 30, 2018	October 1, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$1,577	$1,303
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	456	433
Deferred income taxes	(167)	26
Equity in income of investees, net of dividends	(156)	(166)
Pension contributions under (in excess of) expense, net (Note 4)	36	(63)
Other post retirement benefits payments in excess of expense, net (Note 4)	(8)	(4)
Stock-based compensation expense	38	34
Loss contingency payments	(65)	—
Translation and hedging activities	(27)	61
Changes in current assets and liabilities, net of acquisitions
Accounts and notes receivable	(429)	(722)
Inventories	(773)	(401)
Other current assets	(100)	(28)
Accounts payable	467	567
Accrued expenses	341	369
Changes in other liabilities and deferred revenue	118	177
Other, net	80	(115)
Net cash provided by operating activities	1,388	1,471

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(361)	(282)
Investments in internal use software	(55)	(59)
Proceeds from disposals of property, plant and equipment	14	104
Investments in and advances to equity investees	(9)	(71)
Acquisitions of businesses, net of cash acquired (Note 14)	(70)	(600)
Investments in marketable securities—acquisitions (Note 7)	(316)	(106)
Investments in marketable securities—liquidations (Note 7)	298	218
Cash flows from derivatives not designated as hedges	(56)	9
Other, net	36	1
Net cash used in investing activities	(519)	(786)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings of commercial paper (Note 9)	502	302
Payments on borrowings and capital lease obligations	(54)	(38)
Net borrowings under short-term credit agreements	9	19
Distributions to noncontrolling interests	(30)	(29)
Dividend payments on common stock	(537)	(522)
Repurchases of common stock (Note 2)	(879)	(391)
Other, net	29	59
Net cash used in financing activities	(960)	(600)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(56)	85
Net (decrease) increase in cash and cash equivalents	(147)	170
Cash and cash equivalents at beginning of year	1,369	1,120
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,222	$1,290

 The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

In millions	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Common Stock Held in Trust	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2016	$556	$1,597	$11,040	$(4,489)	$(8)	$(1,821)	$6,875	$299	$7,174
Net income			1,273				1,273	30	1,303
Other comprehensive income (loss), net of tax (Note 13)						317	317	12	329
Issuance of common stock		5					5	—	5
Employee benefits trust activity		14			1		15	—	15
Repurchases of common stock				(391)			(391)	—	(391)
Cash dividends on common stock			(522)				(522)	—	(522)
Distributions to noncontrolling interests							—	(29)	(29)
Stock based awards		2		31			33	—	33
Acquisition of business							—	600	600
Other shareholder transactions		24					24	20	44
BALANCE AT OCTOBER 1, 2017	$556	$1,642	$11,791	$(4,849)	$(7)	$(1,504)	$7,629	$932	$8,561

BALANCE AT DECEMBER 31, 2017	$556	$1,654	$11,464	$(4,905)	$(7)	$(1,503)	$7,259	$905	$8,164
Impact of adopting accounting standards (Notes 3 & 16)			30				30	—	30
Net income			1,562				1,562	15	1,577
Other comprehensive income (loss), net of tax (Note 13)						(296)	(296)	(40)	(336)
Issuance of common stock		10					10	—	10
Employee benefits trust activity		10			1		11	—	11
Repurchases of common stock		(100)		(779)			(879)	—	(879)
Cash dividends on common stock			(537)				(537)	—	(537)
Distributions to noncontrolling interests							—	(30)	(30)
Stock based awards		(3)		10			7	—	7
Other shareholder transactions		24					24	19	43
BALANCE AT SEPTEMBER 30, 2018	$556	$1,595	$12,519	$(5,674)	$(6)	$(1,799)	$7,191	$869	$8,060

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
Reporting Period
Our reporting period usually ends on the Sunday closest to the last day of the quarterly calendar period. The third quarters of 2018 and 2017 ended on September 30 and October 1, respectively. Our fiscal year ends on December 31, regardless of the day of the week on which December 31 falls.

Weighted-Average Diluted Shares Outstanding
The weighted-average diluted common shares outstanding excludes the anti-dilutive effect of certain stock options since such options had an exercise price in excess of the monthly average market value of our common stock. The options excluded from diluted earnings per share were as follows:

	Three months ended		Nine months ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Options excluded	1,481,750	3,728	799,337	42,139

Accelerated Share Repurchase Agreement
On August 8, 2018, we entered into an accelerated share repurchase (ASR) agreement with Goldman, Sachs & Co. LLC to repurchase $500 million of our common stock under our previously announced share repurchase plan. Pursuant to the terms of the agreement, we paid the full $500 million purchase price and received 2.8 million shares at a price of $143.58 per share (based on the final valuation of the ASR which closed on October 17, 2018), representing approximately 80 percent of the shares expected to be repurchased. The unsettled portion of the ASR met the criteria to be accounted for as a forward contract indexed to our stock and qualified as an equity transaction which resulted in a $100 million reduction to additional paid-in capital during the quarter. The delivery of shares received during the third quarter of 2018 resulted in a reduction to our common stock outstanding used to calculate earnings per share. We completed the ASR on October 17, 2018 and received 0.7 million additional shares at a weighted average price of $145.81 based on our volume-weighted average stock price during the term of the transaction, less a discount, for a total of 3.5 million shares purchased at an average price of $144.02 per share. We recorded the receipt of the additional shares in the fourth quarter of 2018.
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
The standard allowed for either full or modified retrospective adoption effective for annual and interim periods beginning January 1, 2018 and we adopted using the modified retrospective approach. We elected to apply this guidance retrospectively only to contracts that were not completed at January 1, 2018.
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
On an ongoing basis, this amendment is not expected to have a material impact on our Condensed Consolidated Financial Statements, including our internal controls over financial reporting, but resulted in expanded disclosures in the Notes to our Condensed Consolidated Financial Statements.

We recorded a net increase to opening retained earnings of $28 million, net of tax, as of January 1, 2018, due to the cumulative impact of adopting the new revenue standard, with the impact primarily related to our technology licenses that now qualify for point in time recognition rather than over time. The impact to any individual financial statement line item as a result of applying the new standard, as compared to the old standard, was not material for the nine months ended September 30, 2018.

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

Most of our contracts are for a period of less than one year. We have certain long-term maintenance agreements, construction contracts and extended warranty coverage arrangements that span a period in excess of one year. The aggregate amount of the transaction price for long-term maintenance agreements and construction contracts allocated to performance obligations that have not been satisfied as of September 30, 2018, was $709 million. We expect to recognize the related revenue of $270 million over the next 12 months and $439 million over periods up to 10 years. See NOTE 10 ,"PRODUCT WARRANTY LIABILITY," for additional disclosures on extended warranty coverage arrangements. Our other contracts generally are for a duration of less than one year or include payment terms that correspond to the value we are providing our customers.

Deferred and Unbilled Revenue

The timing of our billing does not always match the timing of our revenue recognition. We record deferred revenue when we are entitled to bill a customer in advance of when we are permitted to recognize revenue. Deferred revenue may arise in construction contracts, where billings may occur in advance of performance or in accordance with specific milestones. Deferred revenue may also occur in long-term maintenance contracts, where billings are often based on usage of the underlying equipment, which generally follows a predictable pattern that often will result in the accumulation of collections in advance of our performance of the related maintenance services. Finally, deferred revenue exists in our extended coverage contracts, where the cash is collected prior to the commencement of the coverage period. Deferred revenue is included in our Condensed Consolidated Balance Sheets as a component of current liabilities for those expected to be recognized in revenue in a period of less than one year and long-term liabilities for those expected to be recognized as revenue in a period beyond one year. Deferred revenue is recognized as revenue when control of the underlying product, project or service passes to the customer under the related contract.

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
The following is a summary of our unbilled and deferred revenue and related activity:

In millions	September 30, 2018	January 1, 2018
Unbilled revenue	$56	$6
Deferred revenue, primarily extended warranty	1,137	1,052
Revenue recognized (1)	(277)	—
____________________________________
(1) Relates to year-to-date revenues recognized from amounts included in deferred revenue at the beginning of the year.
Revenue recognized in the period from performance obligations satisfied in previous periods was immaterial.
We did not record any impairment losses on our unbilled revenues during the three and nine months ended September 30, 2018.
Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable represent amounts billed to customers and not yet collected or amounts that have been earned, but may not be billed until the passage of time, and are recorded when the right to consideration becomes unconditional. Trade accounts receivable are recorded at the invoiced amount, which approximates net realizable value, and generally do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on our historical collection experience and by performing an analysis of our accounts receivable in light of the current economic environment. We review our allowance for doubtful accounts on a regular basis. In addition, when necessary, we provide an allowance for the full amount of specific accounts deemed to be uncollectible. Account balances are charged off against the allowance in the period in which we determine that it is probable the receivable will not be recovered. The allowance for doubtful accounts balances for the periods ended September 30, 2018 and December 31, 2017, were $15 million and $16 million, respectively, and bad debt write-offs were not material.

Contract Costs

We are required to record an asset for the incremental costs of obtaining a contract with a customer and other costs to fulfill a contract not otherwise required to be immediately expensed when we expect to recover those costs. The only material incremental cost we incur is commission expense, which is generally incurred in the same period as the underlying revenue. Costs to fulfill a contract are generally limited to customer-specific engineering expenses that do not meet the definition of research and development expenses. As a practical expedient, we have elected to recognize these costs of obtaining a contract as an expense when the related contract period is less than one year. When the period exceeds one year, this asset is amortized over the life of the contract. We did not have any material capitalized balances at September 30, 2018.

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

	Three months ended	Nine months ended
In millions	September 30, 2018	September 30, 2018
United States	$3,407	$9,829
China	559	1,753
India	240	722
Other International	1,737	5,341
Total net sales	$5,943	$17,645

Segment Revenue
Engine segment external sales by market were as follows:

	Three months ended	Nine months ended
In millions	September 30, 2018	September 30, 2018
Heavy-duty truck	$769	$2,113
Medium-duty truck and bus	613	1,954
Light-duty automotive	446	1,099
Total on-highway	1,828	5,166
Off-highway	254	779
Total sales	$2,082	$5,945

Distribution segment external sales by region were as follows:

	Three months ended	Nine months ended
In millions	September 30, 2018	September 30, 2018
North America	$1,331	$3,954
Asia Pacific	223	621
Europe	113	387
China	77	238
Africa and Middle East	55	178
India	49	142
Latin America	42	125
Russia	37	117
Total sales	$1,927	$5,762

Distribution segment external sales by product line were as follows:

	Three months ended	Nine months ended
In millions	September 30, 2018	September 30, 2018
Parts	$797	$2,415
Engines	399	1,227
Service	372	1,091
Power generation	359	1,029
Total sales	$1,927	$5,762

Components segment external sales by business were as follows:

	Three months ended	Nine months ended
In millions	September 30, 2018	September 30, 2018
Emission solutions	$677	$2,096
Turbo technologies	173	571
Filtration	242	756
Automated transmissions	150	408
Electronics and fuel systems	55	181
Total sales	$1,297	$4,012

Power Systems segment external sales by product line were as follows:

	Three months ended	Nine months ended
In millions	September 30, 2018	September 30, 2018
Power generation	$366	$1,066
Industrial	184	593
Generator technologies	86	263
Total sales	$636	$1,922

NOTE 4. PENSION AND OTHER POSTRETIREMENT BENEFITS
We sponsor funded and unfunded domestic and foreign defined benefit pension and other postretirement plans. Contributions to these plans were as follows:

	Three months ended		Nine months ended
In millions	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Defined benefit pension plans
Voluntary contribution	$4	$41	$11	$125
Mandatory contribution	6	—	17	—
Defined benefit pension contributions	$10	$41	$28	$125

Other postretirement benefit plans
Benefit payments, net	$11	$1	$16	$19

Defined contribution pension plans	$21	$19	$82	$67

We anticipate making additional defined benefit pension contributions during the remainder of 2018 of $10 million for our U.S. and U.K. pension plans. Approximately $14 million of the estimated $38 million of pension contributions for the full year are voluntary. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2018 net periodic pension cost to approximate $86 million.
On January 1, 2018, we adopted the new accounting standard related to the presentation of pension and other postretirement benefit costs. See NOTE 16, "RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS," for detailed information about the adoption of this standard.
The components of net periodic pension and other postretirement benefit costs under our plans were as follows:

	Pension
	U.S. Plans		U.K. Plans		Other Postretirement Benefits
	Three months ended
In millions	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Service cost	$30	$27	$7	$7	$—	$—
Interest cost	25	26	10	10	3	3
Expected return on plan assets	(49)	(50)	(17)	(18)	—	—
Recognized net actuarial loss	8	10	7	10	—	2
Net periodic benefit cost	$14	$13	$7	$9	$3	$5

	Pension
	U.S. Plans		U.K. Plans		Other Postretirement Benefits
	Nine months ended
In millions	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Service cost	$90	$80	$22	$20	$—	$—
Interest cost	74	79	31	30	8	10
Expected return on plan assets	(147)	(153)	(53)	(52)	—	—
Recognized net actuarial loss	25	28	22	30	—	5
Net periodic benefit cost	$42	$34	$22	$28	$8	$15

NOTE 5. EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES
Equity, royalty and interest income from investees included in our Condensed Consolidated Statements of Income for the reporting periods was as follows:

	Three months ended		Nine months ended
In millions	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Manufacturing entities
Beijing Foton Cummins Engine Co., Ltd.	$18	$24	$63	$79
Dongfeng Cummins Engine Company, Ltd.	13	15	47	56
Chongqing Cummins Engine Company, Ltd.	11	11	43	30
Cummins Westport, Inc.	8	4	20	9
Dongfeng Cummins Emission Solutions Co., Ltd.	2	3	11	10
All other manufacturers	20	20	69	59
Distribution entities
Komatsu Cummins Chile, Ltda.	5	8	18	23
All other distributors	—	(1)	—	(1)
Cummins share of net income	77	84	271	265
Royalty and interest income	13	11	44	36
Equity, royalty and interest income from investees	$90	$95	$315	$301

NOTE 6. INCOME TAXES
Our effective tax rate for the year is expected to approximate 21.0 percent, excluding any discrete tax items that may arise.
Our effective tax rates for the three and nine months ended September 30, 2018, were 13.3 percent and 22.8 percent, respectively.
The three months ended September 30, 2018, contained $37 million, or $0.23 per share, of favorable net discrete tax items, primarily due to $34 million of favorable discrete items related to the 2017 Tax Cuts and Jobs Act (Tax Legislation) and $3 million of other favorable discrete items.
The nine months ended September 30, 2018, contained $37 million, or $0.23 per share, of unfavorable net discrete tax items, primarily due to $48 million of unfavorable discrete items related to the Tax Legislation, partially offset by $11 million of other favorable discrete items. See table below for additional information on Tax Legislation adjustments.
Our effective tax rates for the three and nine months ended October 1, 2017, were 26.5 percent and 26.3 percent, respectively and contained only immaterial discrete tax items.
The SEC issued guidance which addressed the uncertainty in the application of GAAP to the Tax Legislation where certain income tax effects could not be finalized at December 31, 2017. This guidance allows entities to record provisional amounts based on current estimates that are updated on a quarterly basis. As a result, our accounting for the effects of the Tax Legislation is not considered complete at this time. The final transition impacts of the Tax Legislation may differ from our estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Legislation, any legislative action to address questions that arise because of the Tax Legislation, any changes in accounting standards for income taxes or related interpretations in response to the Tax Legislation, or any updates or changes to estimates we have utilized to calculate the transition impacts. The SEC requires final calculations to be completed within the one-year measurement period ending December 22, 2018, and reflect any additional guidance issued throughout the year. Any adjustments of provisional amounts will be reported in the period in which the estimates change. We made provisional estimates of the effects of the Tax Legislation in three primary areas: (1) the withholding tax accrued on those earnings no longer considered permanently reinvested at December 31, 2017; (2) our existing deferred tax balances and (3) the one-time transition tax. The Internal Revenue Service (IRS) continues to issue guidance, which required adjustment of the one-time transition tax as shown in the table below.

The adjustments during the one-year Tax Legislation measurement period for each group and other Tax Legislation adjustments for the three and nine months ended September 30, 2018, consisted of the following:

	Favorable/(Unfavorable) Tax Valuation Adjustments as of September 30, 2018
In millions	Three months ended	Nine months ended
One-year measurement adjustments to 2017 estimates
Withholding tax accrued	$118	$112
Deferred tax balances	(7)	(7)
One-time transition tax	(70)	(111)
Net impact of measurement period changes	41	(6)
Other 2018 adjustments
Deferred tax charges(1)	—	(35)
Foreign currency adjustment related to Tax Legislation	(7)	(7)
Net impact of 2018 adjustments	(7)	(42)
Total Tax Legislation impact	$34	$(48)
____________________________________________________
(1) Charges relate to one-time recognition of deferred tax charges at historical tax rates on intercompany profit in inventory.

Withholding tax

Withholding tax is an additional cost associated with the distribution of earnings from some jurisdictions. As a result of the Tax Legislation, we reconsidered previous assertions regarding earnings that were considered permanently reinvested, which requires us to record withholding taxes on earnings likely to be distributed in the foreseeable future. The assertion as to which earnings are permanently reinvested for purposes of calculating withholding tax is provisional as we refine the underlying calculations of the amount of earnings subject to the tax and the rate at which it will be taxed. The recorded provisional amount for the withholding tax resulted in an incremental tax expense of $331 million at December 31, 2017.

In the third quarter of 2018, we recorded a $118 million adjustment to lower withholding taxes as we revised our assertion to permanently reinvested earnings.  The $118 million tax benefit resulted from reevaluating the dividend withholding tax accrual for India and China. The total withholding tax accrual on non-permanently reinvested earnings at September 30, 2018, after this reduction was $219 million.

One-time Transition Tax

The one-time transition tax is based on our total post-1986 unrepatriated earnings and profits not previously subject to U.S. income tax. We recorded a provisional amount for our one-time transition tax of $298 million with a cash impact of $338 million at December 31, 2017.

In the third quarter of 2018, we recorded $70 million of additional one-time transition tax due to proposed regulations issued by the IRS on August 9, 2018.

NOTE 7. MARKETABLE SECURITIES
A summary of marketable securities, all of which are classified as current, was as follows:

	September 30, 2018			December 31, 2017
In millions	Cost	Gross unrealized gains/(losses)(1)	Estimated fair value	Cost	Gross unrealized gains/(losses)(1)	Estimated fair value
Equity securities
Debt mutual funds	$84	$—	$84	$170	$—	$170
Certificates of deposit	83	—	83	12	—	12
Equity mutual funds	14	3	17	12	3	15
Debt securities	1	—	1	1	—	1
Total marketable securities	$182	$3	$185	$195	$3	$198
____________________________________
(1) Unrealized gains and losses for debt securities are recorded in other comprehensive income (See NOTE 13, "ACCUMULATED OTHER COMPREHENSIVE LOSS," to our Condensed Consolidated Financial Statements for more information). Effective January 1, 2018, with the adoption of the FASB standard, all unrealized gains and losses for equity securities are recorded in other income, net in the Condensed Consolidated Statements of Income. See NOTE 16, "RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS," for detailed information about the adoption of this standard.

All marketable securities are classified as available-for-sale securities and use a Level 2 fair value measure. The fair value of Level 2 securities is estimated using actively quoted prices for similar instruments from brokers and observable inputs where available, including market transactions and third-party pricing services, or net asset values provided to investors. We do not currently have any Level 3 securities and there were no transfers between Level 2 or 3 during 2018 and for the year ended December 31, 2017.

A description of the valuation techniques and inputs used for our Level 2 fair value measures is as follows:

•
Debt mutual funds— The fair value measure for the vast majority of these investments is the daily net asset value published on a regulated governmental website. Daily quoted prices are available from the issuing brokerage and are used on a test basis to corroborate this Level 2 input.

•
Certificates of deposit — These investments provide us with a contractual rate of return and generally range in maturity from three months to five years. The counterparties to these investments are reputable financial institutions with investment grade credit ratings. Since these instruments are not tradable and must be settled directly by us with the respective financial institution, our fair value measure is the financial institution's month-end statement.

•
Equity mutual funds — The fair value measure for these investments is the net asset value published by the issuing brokerage. Daily quoted prices are available from reputable third party pricing services and are used on a test basis to corroborate this Level 2 input measure.

•
Debt securities — The fair value measure for these securities is broker quotes received from reputable firms. These securities are infrequently traded on a national stock exchange and these values are used on a test basis to corroborate our Level 2 input measure.

The proceeds from sales and maturities of marketable securities were as follows:

	Nine months ended
In millions	September 30, 2018	October 1, 2017
Proceeds from sales of marketable securities	$234	$97
Proceeds from maturities of marketable securities	64	121
Investments in marketable securities - liquidations	$298	$218

NOTE 8. INVENTORIES
Inventories are stated at the lower of cost or market. Inventories included the following:

In millions	September 30, 2018	December 31, 2017
Finished products	$2,466	$2,078
Work-in-process and raw materials	1,496	1,216
Inventories at FIFO cost	3,962	3,294
Excess of FIFO over LIFO	(131)	(128)
Total inventories	$3,831	$3,166

NOTE 9. DEBT
Loans Payable and Commercial Paper
Loans payable, commercial paper and the related weighted-average interest rates were as follows:

In millions	September 30, 2018	December 31, 2017
Loans payable (1)	$61	$57
Commercial paper (2)	800	298
____________________________________
(1) Loans payable consist primarily of notes payable to various domestic and international financial institutions and it is not practicable to aggregate these notes and calculate a quarterly weighted-average interest rate.
(2) The weighted-average interest rate, inclusive of all brokerage fees, was 2.19 percent and 1.56 percent at September 30, 2018 and December 31, 2017, respectively.
We can issue up to $3.5 billion of unsecured, short-term promissory notes ("commercial paper") pursuant to our board authorized commercial paper programs. The programs facilitate the private placement of unsecured short-term debt through third party brokers. We intend to use the net proceeds from the commercial paper borrowings for general corporate purposes.
Revolving Credit Facilities
On August 22, 2018, we entered into a new five-year revolving credit agreement with a syndicate of lenders. The new credit agreement provides us with a $2 billion senior unsecured revolving credit facility until August 22, 2023. This credit agreement replaces the prior $1.75 billion five-year credit agreement that would have matured on November 13, 2020. Amounts payable under our revolving credit facility will rank pro rata with all of our unsecured, unsubordinated indebtedness. Up to $300 million under this credit facility is available for swingline loans. Advances under the facility bear interest at (i) a base rate or (ii) a rate equal to the LIBOR rate plus an applicable margin based on the credit ratings of our outstanding senior unsecured long-term debt. Based on our current long-term debt ratings, the applicable margin on LIBOR rate loans was 0.75 percent per annum as of September 30, 2018. Advances under the facility may be prepaid without premium or penalty, subject to customary breakage costs.
On August 22, 2018, we entered into a new 364-day credit agreement that allows us to borrow up to $1.5 billion of additional unsecured funds at any time through August 22, 2019. This credit agreement replaces the prior $1.0 billion 364-day credit facility that would have matured on September 14, 2018. Up to $150 million under this credit facility is available for swingline loans.

Both credit agreements include various covenants, including, among others, maintaining a total debt to total capital leverage ratio of no more than 0.65 to 1.0. At September 30, 2018, we were in compliance with the covenants. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. There were no outstanding borrowings under theses facilities at September 30, 2018. We intend to maintain credit facilities of a similar aggregate amount by renewing or replacing these facilities before expiration.

Long-term Debt
A summary of long-term debt was as follows:

In millions	September 30, 2018	December 31, 2017
Long-term debt
Senior notes, 3.65%, due 2023	$500	$500
Debentures, 6.75%, due 2027	58	58
Debentures, 7.125%, due 2028	250	250
Senior notes, 4.875%, due 2043	500	500
Debentures, 5.65%, due 2098 (effective interest rate 7.48%)	165	165
Other debt	36	76
Unamortized discount	(52)	(54)
Fair value adjustments due to hedge on indebtedness	14	35
Capital leases	133	121
Total long-term debt	1,604	1,651
Less: Current maturities of long-term debt	41	63
Long-term debt	$1,563	$1,588

Principal payments required on long-term debt during the next five years are as follows:

In millions	2018	2019	2020	2021	2022
Principal payments	$7	$43	$12	$8	$8

Fair Value of Debt
Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair values and carrying values of total debt, including current maturities, were as follows:

In millions	September 30, 2018	December 31, 2017
Fair value of total debt (1)	$2,643	$2,301
Carrying values of total debt	2,465	2,006
_________________________________________________
(1) The fair value of debt is derived from Level 2 inputs.
NOTE 10. PRODUCT WARRANTY LIABILITY
A tabular reconciliation of the product warranty liability, including the deferred revenue related to our extended warranty coverage and accrued product campaigns were as follows:

In millions	September 30, 2018	October 1, 2017
Balance, beginning of year	$1,687	$1,414
Provision for warranties issued	793	446
Deferred revenue on extended warranty contracts sold	211	164
Payments made during period	(313)	(296)
Amortization of deferred revenue on extended warranty contracts	(179)	(161)
Changes in estimates for pre-existing warranties	18	71
Foreign currency translation and other	(6)	5
Balance, end of period	$2,211	$1,643

Warranty related deferred revenues and the long-term portion of the warranty liabilities on our Condensed Consolidated Balance Sheets were as follows:

In millions	September 30, 2018	December 31, 2017	Balance Sheet Location
Deferred revenue related to extended coverage programs
Current portion	$227	$231	Current portion of deferred revenue
Long-term portion	570	536	Other liabilities and deferred revenue
Total	$797	$767

Long-term portion of warranty liability	$790	$466	Other liabilities and deferred revenue

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
In the first quarter of 2018, we concluded based upon additional emission testing performed, and further discussions with the EPA and CARB that the field campaigns should be expanded to include a larger population of our engine systems that are subject to the aftertreatment component degradation, including our model years 2010 through 2015. As a result, we recorded an additional charge of $187 million, or $0.87 per share, to cost of sales in our Condensed Consolidated Statements of Income ($94 million recorded in the Components segment and $93 million in the Engine segment).
In the second quarter of 2018, we reached agreement with the CARB and EPA regarding our plans to address the affected populations. In finalizing our plans, we increased the number of systems to be addressed through hardware replacement compared to our assumptions resulting in an additional charge of $181 million, or $0.85 per share, to cost of sales in our Condensed Consolidated Statements of Income ($91 million recorded in the Engine segment and $90 million in the Components segment).
The campaigns launched in the third quarter of 2018 and will be completed in phases across the affected population with a projection to be substantially complete by December 31, 2020. The total remaining accrual related to this matter at September 30, 2018 was $396 million.

NOTE 11. OTHER ACCRUED EXPENSES AND OTHER LIABILITIES AND DEFERRED REVENUE

Other accrued expenses included the following:

In millions	September 30, 2018	December 31, 2017
Marketing accruals	$189	$146
Other taxes payable	173	197
Income taxes payable	113	77
Other	359	495
Other accrued expenses	$834	$915

Other liabilities and deferred revenue included the following:

In millions	September 30, 2018	December 31, 2017
Accrued warranty	$790	$466
Deferred revenue	637	604
Income taxes payable(1)	324	281
Deferred income taxes	263	391
Accrued compensation	166	151
Other long-term liabilities	161	134
Other liabilities and deferred revenue	$2,341	$2,027
____________________________________________________
(1) Long-term income taxes payable are the result of the Tax Legislation and relate to the non-current portion of the one-time transition tax on accumulated foreign earnings.

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
Guarantees and Commitments
Periodically, we enter into guarantee arrangements, including guarantees of non-U.S. distributor financings, residual value guarantees on equipment under operating leases and other miscellaneous guarantees of joint ventures or third-party obligations. At September 30, 2018, the maximum potential loss related to these guarantees was $56 million.
We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. At September 30, 2018, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $80 million. Most of these arrangements enable us to secure critical components. We do not currently anticipate paying any penalties under these contracts.

We enter into physical forward contracts with suppliers of platinum, palladium and copper to purchase minimum volumes of the commodities at contractually stated prices for various periods, not to exceed two years. At September 30, 2018, the total commitments under these contracts were $34 million. These arrangements enable us to fix the prices of these commodities, which otherwise are subject to market volatility.
We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance. These performance bonds and other performance-related guarantees were $113 million at September 30, 2018.
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

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS
Following are the changes in accumulated other comprehensive income (loss) by component for the three months ended:

	Three months ended
In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on marketable securities	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at July 2, 2017	$(649)	$(959)	$—	$(7)	$(1,615)
Other comprehensive income before reclassifications
Before tax amount	—	106	—	(6)	100	$(2)	$98
Tax benefit (expense)	—	(10)	1	2	(7)	—	(7)
After tax amount	—	96	1	(4)	93	(2)	91
Amounts reclassified from accumulated other comprehensive loss(1)	16	—	(1)	3	18	—	18
Net current period other comprehensive income (loss)	16	96	—	(1)	111	$(2)	$109
Balance at October 1, 2017	$(633)	$(863)	$—	$(8)	$(1,504)

Balance at July 1, 2018	$(668)	$(1,003)	$—	$4	$(1,667)
Other comprehensive income before reclassifications
Before tax amount	—	(139)	2	1	(136)	$(17)	$(153)
Tax benefit (expense)	—	(3)	—	—	(3)	—	(3)
After tax amount	—	(142)	2	1	(139)	(17)	(156)
Amounts reclassified from accumulated other comprehensive loss(1)	13	—	(2)	(4)	7	—	7
Net current period other comprehensive income (loss)	13	(142)	—	(3)	(132)	$(17)	$(149)
Balance at September 30, 2018	$(655)	$(1,145)	$—	$1	$(1,799)
____________________________________
(¹) Amounts are net of tax. Reclassifications out of accumulated other comprehensive income (loss) and the related tax effects are immaterial for separate disclosure.

Following are the changes in accumulated other comprehensive income (loss) by component for the nine months ended:

	Nine months ended
In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on marketable securities(1)	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at December 31, 2016	$(685)	$(1,127)	$(1)	$(8)	$(1,821)
Other comprehensive income before reclassifications
Before tax amount	8	286	2	(14)	282	$12	$294
Tax benefit (expense)	(3)	(22)	—	5	(20)	—	(20)
After tax amount	5	264	2	(9)	262	12	274
Amounts reclassified from accumulated other comprehensive loss(2)	47	—	(1)	9	55	—	55
Net current period other comprehensive income (loss)	52	264	1	—	317	$12	$329
Balance at October 1, 2017	$(633)	$(863)	$—	$(8)	$(1,504)

Balance at December 31, 2017	$(689)	$(812)	$1	$(3)	$(1,503)
Other comprehensive income before reclassifications
Before tax amount	(8)	(342)	2	16	(332)	$(41)	$(373)
Tax benefit (expense)	2	9	—	(6)	5	—	5
After tax amount	(6)	(333)	2	10	(327)	(41)	(368)
Amounts reclassified from accumulated other comprehensive loss(2)	40	—	(3)	(6)	31	1	32
Net current period other comprehensive income (loss)	34	(333)	(1)	4	(296)	$(40)	$(336)
Balance at September 30, 2018	$(655)	$(1,145)	$—	$1	$(1,799)

____________________________________
(1) We adopted the new accounting pronouncement "Accounting for Certain Financial Instruments" on January 1, 2018, which moved the treatment of unrealized gains and losses for non-debt securities directly to the
Condensed Consolidated Statements of Income on a prospective basis. The impact of adopting this standard includes a one-time cumulative effect adjustment to opening retained earnings of $2 million. See NOTE 16, "RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS," to our Condensed Consolidated Financial Statements for more information.
(2) Amounts are net of tax. Reclassifications out of accumulated other comprehensive income (loss) and the related tax effects are immaterial for separate disclosure.

NOTE 14. ACQUISITIONS
On July 31, 2017, we formed a joint venture with Eaton Corporation PLC (Eaton) through the purchase of a 50 percent interest in the new venture named Eaton Cummins Automated Transmission Technologies for $600 million. See Note 18, "ACQUISITIONS," of the Notes to the Consolidated Financial Statements of our Form 10-K for the year ended December 31, 2017 for additional information.

On August 15, 2018, we acquired all of the outstanding stock of Efficient Drivetrains, Inc. (EDI), a manufacturer of electric and hybrid drivetrain systems and control software, for $65 million in cash which we accounted for as a business combination and included in the Electrified Power Segment in the third quarter of 2018. The majority of the purchase price will be assigned to goodwill and intangibles when the purchase accounting is completed.
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
Our Electrified Power segment designs, manufactures, sells and supports electrified power systems ranging from fully electric to hybrid. We are currently developing the Cummins Electric Power Battery and the Cummins Hybrid Plug-In systems for urban bus, which are expected to launch in 2019 and 2020, respectively. We also design and manufacture battery modules, packs and systems for commercial, industrial and material handling applications. We use a range of cell chemistries which are suitable for pure electric, hybrid and plug-in hybrid applications. In addition to electrified powertrains for urban bus, we intend to deliver product offerings to future markets, including pick-up and delivery applications and other markets as they adopt electric solutions. We invest in and utilize our internal research and development capabilities, along with strategic acquisitions and partnerships to meet our objectives.
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

Summarized financial information regarding our reportable operating segments for the three months ended is shown in the table below:

In millions	Engine	Distribution	Components	Power Systems	Electrified Power	Total Segments	Intersegment Eliminations (1)	Total
Three months ended September 30, 2018
External sales	$2,082	$1,927	$1,297	$636	$1	$5,943	$—	$5,943
Intersegment sales	644	4	457	471	1	1,577	(1,577)	—
Total sales	2,726	1,931	1,754	1,107	2	7,520	(1,577)	5,943
Research, development and engineering expenses	74	5	71	57	22	229	—	229
Equity, royalty and interest income from investees	55	9	12	14	—	90	—	90
Interest income	3	4	1	1	—	9	—	9
Segment EBITDA	405	155	288	163	(30)	981	2	983
Depreciation and amortization (2)	46	27	44	29	2	148	—	148

Three months ended October 1, 2017
External sales	$1,783	$1,748	$1,139	$615	$—	$5,285	$—	$5,285
Intersegment sales	553	5	394	441	—	1,393	(1,393)	—
Total sales	2,336	1,753	1,533	1,056	—	6,678	(1,393)	5,285
Research, development and engineering expenses	83	6	63	61	—	213	—	213
Equity, royalty and interest income from investees	58	11	12	14	—	95	—	95
Interest income	1	2	—	1	—	4	—	4
Segment EBITDA	276	120	259	111	—	766	22	788
Depreciation and amortization (2)	47	29	42	30	—	148	—	148
____________________________________
(1) Includes intersegment sales, intersegment profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses for the three months ended September 30, 2018 and October 1, 2017.
(2) Depreciation and amortization, as shown on a segment basis, excludes the amortization of debt discount and deferred costs included in the Condensed Consolidated Statements of Income as "Interest expense." A portion of depreciation expense is included in "Research, development and engineering expenses."

Summarized financial information regarding our reportable operating segments for the nine months ended is shown in the table below:

In millions	Engine	Distribution	Components	Power Systems	Electrified Power	Total Segments	Intersegment Eliminations (1)	Total
Nine months ended September 30, 2018
External sales	$5,945	$5,762	$4,012	$1,922	$4	$17,645	$—	$17,645
Intersegment sales	1,923	16	1,382	1,505	1	4,827	(4,827)	—
Total sales	7,868	5,778	5,394	3,427	5	22,472	(4,827)	17,645
Research, development and engineering expenses	229	15	195	174	45	658	—	658
Equity, royalty and interest income from investees	189	33	42	51	—	315	—	315
Interest income	8	9	4	5	—	26	—	26
Segment EBITDA	1,053	423	752	491	(61)	2,658	(78)	2,580
Depreciation and amortization(2)	142	81	137	91	4	455	—	455

Nine months ended October 1, 2017
External sales	$4,951	$5,101	$3,183	$1,717	$—	$14,952	$—	$14,952
Intersegment sales	1,715	19	1,148	1,238	—	4,120	(4,120)	—
Total sales	6,666	5,120	4,331	2,955	—	19,072	(4,120)	14,952
Research, development and engineering expenses	200	14	171	161	—	546	—	546
Equity, royalty and interest income from investees	186	35	40	40	—	301	—	301
Interest income	4	4	1	2	—	11	—	11
Segment EBITDA	872	377	703	286	—	2,238	19	2,257
Depreciation and amortization(2)	137	90	117	87	—	431	—	431
____________________________________
(1) Includes intersegment sales, intersegment profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses for the nine months ended September 30, 2018 and October 1, 2017.
(2) Depreciation and amortization, as shown on a segment basis, excludes the amortization of debt discount and deferred costs included in the Condensed Consolidated Statements of Income as "Interest expense." The amortization of debt discount and deferred costs was $1 million and $2 million for the nine month periods ended September 30, 2018 and October 1, 2017, respectively. A portion of depreciation expense is included in "Research, development and engineering expenses."

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Income is shown in the table below:

	Three months ended		Nine months ended
In millions	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Total EBITDA	$983	$788	$2,580	$2,257
Less:
Depreciation and amortization	148	148	455	431
Interest expense	30	18	82	57
Income before income taxes	$805	$622	$2,043	$1,769

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

	Favorable / (Unfavorable)
	2017
In millions	Q1	Q2	Q3
Cost of sales	$4	$2	$2
Selling, general and administrative expenses	(10)	(10)	(9)
Research, development and engineering expenses	—	(1)	—
Total change in operating income	(6)	(9)	(7)
Other non operating income, net	6	9	7
Total change in income before income taxes	$—	$—	$—

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
Accounting Pronouncements Issued But Not Yet Effective
In August 2018, the FASB issued a new standard that would align the accounting for implementation costs incurred in a cloud computing arrangement accounted for as a service contract with the model currently used for internal use software costs. Under the new standard, costs that meet certain criteria will be required to be capitalized on the balance sheet and subsequently amortized over the term of the hosting arrangement. The standard is effective for us beginning on January 1, 2020, with earl

y adoption permitted. The standard allows for either prospective or retrospective transition. We are still evaluating the impact of this standard on our financial statements.
In August 2017, the FASB amended its standards related to accounting for derivatives and hedging. These amendments allow the initial hedge effectiveness assessment to be performed by the end of the first quarter in which the hedge is designated rather than concurrently with entering into the hedge transaction. The changes also expand the use of a periodic qualitative hedge effectiveness assessment in lieu of an ongoing quantitative assessment performed throughout the life of the hedge. The revision removes the requirement to record ineffectiveness on cash flow hedges through the income statement when a hedge is considered highly effective, instead deferring all related hedge gains and losses in other comprehensive income until the hedged item impacts earnings. The modifications permit hedging the contractually-specified price of a component of a commodity purchase and revises certain disclosure requirements. The amendments are effective January 1, 2019 and early adoption is permitted in any interim period or fiscal year prior to the effective date. The revised standard is required to be adopted on a modified retrospective basis for any cash flow or net investment hedge relationships that exist on the date of adoption and prospectively for disclosures. We do not expect the amendments to have a material effect on our Consolidated Financial Statements.
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
In February 2016, the FASB amended its standards related to the accounting for leases. Under the new standard, lessees will now be required to recognize substantially all leases on the balance sheet as both a right-of-use asset and a liability. The standard will continue to have two types of leases for income statement recognition purposes: operating leases and finance leases. Operating leases will result in the recognition of a single lease expense on a straight-line basis over the lease term similar to the treatment for operating leases under today's standards. Finance leases will result in an accelerated expense similar to the accounting for capital leases under today's standards. The determination of a lease classification as operating or finance will occur in a manner similar to today's standard. The new standard also contains amended guidance regarding the identification of embedded leases in service contracts and the identification of lease and non-lease components of an arrangement. The new standard is effective on January 1, 2019 and we expect to adopt on a modified retrospective basis with a cumulative effect adjustment, if any, to be recorded in retained earnings on January 1, 2019. We do not expect this adjustment to be material. Based on our current lease portfolio, adoption of the standard will result in an increase in operating lease assets and liabilities in a range of $490 million to $540 million with an immaterial impact on our Consolidated Statements of Income; however this estimate is subject to change as we finalize our implementation. We are implementing enhanced internal controls and a software solution to comply with the requirements of the standard.

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
Our Electrified Power segment designs, manufactures, sells and supports electrified power systems ranging from fully electric to hybrid. We are currently developing the Cummins Electric Power Battery and the Cummins Hybrid Plug-In systems for urban bus, which are expected to launch in 2019 and 2020, respectively. We also design and manufacture battery modules, packs and systems for commercial, industrial and material handling applications. We use a range of cell chemistries which are suitable for pure electric, hybrid and plug-in hybrid applications. In addition to electrified powertrains for urban bus, we intend to deliver product offerings to future markets, including pick-up and delivery applications and other markets as they adopt electric solutions. We invest in and utilize our internal research and development capabilities, along with strategic acquisitions and partnerships to meet our objectives.
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
Worldwide net sales increased 12 percent in the three months ended September 30, 2018, as compared to the same period in 2017, with all operating segments reporting higher sales. Net sales in the U.S. and Canada improved by 17 percent primarily due to increased demand in the North American on-highway markets (primarily in the heavy- and medium-duty truck and pick-up truck markets), increased demand in all of our distribution product lines and sales from the automated transmission business acquired during the third quarter of 2017. International demand growth (excludes the U.S. and Canada) improved net sales by 6 percent, with sales up in many of our markets, especially in India, Latin America, China, Asia Pacific and Europe. The increase in international sales was primarily due to increased demand in construction markets (especially in China), improved on-highway truck demand, increased demand in our distribution business (especially in Asia Pacific, China and India) and increased demand for power generation equipment primarily in the Middle East and India, partially offset by unfavorable foreign currency impacts of 3 percent of international sales (primarily the Brazilian real, Indian rupee, Australian dollar and Chinese renminbi),
Worldwide net sales increased 18 percent in the nine months ended September 30, 2018, as compared to the same period in 2017, with all operating segments reporting higher sales. Net sales in the U.S. and Canada improved by 20 percent primarily due to increased demand in the North American on-highway markets (primarily in the heavy- and medium-duty truck and light commercial vehicle markets), increased demand in all of our distribution product lines, sales from the automated transmission business acquired during the third quarter of 2017 and increased industrial demand (especially in the oil and gas and construction markets). International demand growth (excludes the U.S. and Canada) improved net sales by 15 percent, with sales up in most of our markets, especially in China, Europe, Latin America, India and Asia Pacific. The increase in international sales was primarily due to increased on-highway demand (especially in Latin America, China and the Middle East), favorable foreign currency impacts of 2 percent of international sales (primarily the the Chinese renminbi, Euro and British pound, partially offset by the Brazilian real), increased demand in industrial markets (especially construction and mining markets in China and Europe), increased demand in our distribution business (especially in Western Europe, Asia Pacific and China) and increased demand for power generation equipment primarily in the Middle East and China.
Effective January 1, 2018, we changed our measure to EBITDA (defined as earnings before interest expense, income taxes, noncontrolling interests, depreciation and amortization) as a primary basis for the Chief Operating Decision Maker to evaluate the performance of each of our operating segments. EBITDA assists investors and debt holders in comparing our performance on a consistent basis without regard for depreciation and amortization, which can vary significantly depending upon many factors. Prior periods have been revised to reflect the current presentation. The following tables contain sales and EBITDA by operating segment for the three and nine months ended September 30, 2018 and October 1, 2017.

	Three months ended
Operating Segments	September 30, 2018			October 1, 2017			Percent change
		Percent			Percent		2018 vs. 2017
In millions	Sales	of Total	EBITDA	Sales	of Total	EBITDA	Sales	EBITDA
Engine	$2,726	46%	$405	$2,336	44%	$276	17%	47%
Distribution	1,931	32%	155	1,753	33%	120	10%	29%
Components	1,754	30%	288	1,533	29%	259	14%	11%
Power Systems	1,107	19%	163	1,056	20%	111	5%	47%
Electrified Power	2	—%	(30)	—	—%	—	NM	NM
Intersegment eliminations	(1,577)	(27)%	2	(1,393)	(26)%	22	13%	(91)%
Total	$5,943	100%	$983	$5,285	100%	$788	12%	25%

______________________________________
"NM" - not meaningful information

Net income attributable to Cummins was $692 million, or $4.28 per diluted share, on sales of $5.9 billion for the three months ended September 30, 2018, versus the comparable prior year period net income attributable to Cummins of $453 million, or $2.71 per diluted share, on sales of $5.3 billion. The increase in net income and earnings per diluted share was driven by significantly higher net sales, increased gross margin, a lower effective tax rate (due to the 2017 Tax Cuts and Jobs Act (Tax Legislation) and $37 million of favorable discrete tax items) and decreased selling, general and administrative expenses, partially offset by the absence of a gain on sale of assets in the third quarter of 2017, higher research, development and engineering expenses and higher interest expense. See Note 6, "INCOME TAXES," to the Condensed Consolidated Financial Statements for additional information on the tax valuation adjustments. The increase in gross margin was primarily due to higher volumes, favorable mix and lower warranty costs (due to lower campaign accruals recorded versus the comparable period in 2017), partially offset by increased compensation costs (due to headcount growth to support increased sales) and unfavorable foreign currency impacts (primarily the Australian dollar and Brazilian real). Diluted earnings per share for the three months ended September 30, 2018, benefited $0.04 from fewer weighted average shares outstanding due to the stock repurchase program, including shares acquired under the accelerated share repurchase (ASR) agreement in the third quarter of 2018. See Note 2 "BASIS OF PRESENTATION," to the Condensed Consolidated Financial Statements for additional information regarding the ASR agreement.

	Nine months ended
Operating Segments	September 30, 2018			October 1, 2017			Percent change
		Percent			Percent		2018 vs. 2017
In millions	Sales	of Total	EBITDA	Sales	of Total	EBITDA	Sales	EBITDA
Engine	$7,868	45%	$1,053	$6,666	45%	$872	18%	21%
Distribution	5,778	33%	423	5,120	34%	377	13%	12%
Components	5,394	30%	752	4,331	29%	703	25%	7%
Power Systems	3,427	19%	491	2,955	20%	286	16%	72%
Electrified Power	5	—%	(61)	—	—%	—	NM	NM
Intersegment eliminations	(4,827)	(27)%	(78)	(4,120)	(28)%	19	17%	NM
Total	$17,645	100%	$2,580	$14,952	100%	$2,257	18%	14%
______________________________________
"NM" - not meaningful information

Net income attributable to Cummins was $1,562 million, or $9.53 per diluted share, on sales of $17.6 billion for the nine months ended September 30, 2018, versus the comparable prior year period net income attributable to Cummins of $1,273 million, or $7.60 per diluted share, on sales of $15.0 billion. The increase in net income and earnings per diluted share was driven by significantly higher net sales, increased gross margin and a lower effective tax rate due to Tax Legislation, partially offset by $368 million for an Engine System Campaign, higher research, development and engineering expenses, unfavorable foreign currency impacts (primarily the British pound, Angolan kwanza and Brazilian real, partially offset by the Chinese renminbi), a net $37 million of unfavorable discrete tax items and higher interest expense and the absence of a gain on sale of assets in the third quarter of 2017. See Note 6, "INCOME TAXES," and Note 10 PRODUCT WARRANTY LIABILITY to the Condensed Consolidated Financial Statements for additional information on the tax valuation adjustments and the Engine System Campaign, respectively. The increase in gross margin was primarily due to higher volumes, favorable mix, improved pricing and lower material costs, partially offset by higher warranty costs (primarily $368 million for an Engine System Campaign) and increased compensation costs (driven by headcount growth to support increased sales). Diluted earnings per share for the nine months ended September 30, 2018, benefited $0.11 from fewer weighted average shares outstanding, primarily due to the stock repurchase programs, including shares acquired under the ASR agreement in the third quarter of 2018.

We generated $1,388 million of cash from operations for the nine months ended September 30, 2018, compared to $1,471 million for the comparable period in 2017. Refer to the section titled "Cash Flows" in the "LIQUIDITY AND CAPITAL RESOURCES" section for a discussion of items impacting cash flows.

In October 2018, our Board of Directors authorized the acquisition of up to $2 billion of additional common stock upon completion of the 2016 repurchase plan. During the first nine months of 2018, we repurchased $779 million, or 5.3 million shares of common stock, including shares repurchased under the $500 million ASR in the third quarter of 2018. Under the ASR we received 2.8 million shares during the third quarter of 2018 and received the remaining 0.7 million shares at the conclusion of the agreement on October 17, 2018. See Note 2 "BASIS OF PRESENTATION," to the Condensed Consolidated Financial Statements for additional information.

On August 22, 2018, we entered into a new five-year $2 billion revolving credit agreement and a 364-day $1.5 billion credit agreement that expire on August 22, 2023 and August 22, 2019, respectively. These new credit facilities replace our previous five-year $1.75 billion and 364-day $1.0 billion facilities and will be used primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes.

Our debt to capital ratio (total capital defined as debt plus equity) at September 30, 2018, was 23.4 percent, compared to 19.7 percent at December 31, 2017. The increase was primarily due to an increase in outstanding commercial paper. At September 30, 2018, we had $1.4 billion in cash and marketable securities on hand and access to our $3.5 billion credit facilities, if necessary, to meet currently anticipated investment and funding needs.

We expect our effective tax rate for the full year of 2018 to approximate 21.0 percent, excluding any discrete tax items.

Our global pension plans, including our unfunded and non-qualified plans, were 116 percent funded at December 31, 2017. Our U.S. qualified plans, which represent approximately 55 percent of the worldwide pension obligation, were 131 percent funded and our U.K. plans were 118 percent funded. We anticipate making additional defined benefit pension contributions during the remainder of 2018 of $10 million for our U.S. and U.K. pension plans. Approximately $14 million of the estimated $38 million of U.K. pension contributions for the full year are voluntary. We expect our 2018 net periodic pension cost to approximate $86 million.

OUTLOOK
Our outlook reflects the following positive trends and challenges to our business that we expect could impact our revenue and earnings potential for the remainder of 2018.
Positive Trends

•	We believe North American medium-duty truck and heavy-duty truck demand will remain strong.

•	We anticipate demand for pick-up trucks in North America will remain strong.

•	We expect power generation markets to remain strong.

•	We expect global construction markets will remain strong.
Challenges

•
We are experiencing cost increases as a result of trade tariffs recently imposed by the U.S. and some of its trading partners, especially China.  Prolonged trade disputes could negatively impact demand and trigger additional costs.

•	Truck market demand in China is expected to decline.

•	We anticipate oil and gas markets in North America will slow.

•	Marine markets are expected to remain weak.
In summary, we expect demand to remain strong in many of our most important markets.

RESULTS OF OPERATIONS

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30, 2018	October 1, 2017	(Unfavorable)		September 30, 2018	October 1, 2017	(Unfavorable)
In millions, except per share amounts			Amount	Percent			Amount	Percent
NET SALES	$5,943	$5,285	$658	12%	$17,645	$14,952	$2,693	18%
Cost of sales	4,392	3,944	(448)	(11)%	13,454	11,228	(2,226)	(20)%
GROSS MARGIN	1,551	1,341	210	16%	4,191	3,724	467	13%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	604	633	29	5%	1,794	1,786	(8)	—%
Research, development and engineering expenses	229	213	(16)	(8)%	658	546	(112)	(21)%
Equity, royalty and interest income from investees	90	95	(5)	(5)%	315	301	14	5%
Other operating income (expense), net	(5)	32	(37)	NM	1	55	(54)	(98)%
OPERATING INCOME	803	622	181	29%	2,055	1,748	307	18%
Interest income	9	4	5	NM	26	11	15	NM
Interest expense	30	18	(12)	(67)%	82	57	(25)	(44)%
Other income, net	23	14	9	64%	44	67	(23)	(34)%
INCOME BEFORE INCOME TAXES	805	622	183	29%	2,043	1,769	274	15%
Income tax expense	107	165	58	35%	466	466	—	—%
CONSOLIDATED NET INCOME	698	457	241	53%	1,577	1,303	274	21%
Less: Net income attributable to noncontrolling interests	6	4	(2)	(50)%	15	30	15	50%
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$692	$453	$239	53%	$1,562	$1,273	$289	23%
Diluted Earnings Per Common Share Attributable to Cummins Inc.	$4.28	$2.71	$1.57	58%	$9.53	$7.60	$1.93	25%
____________________________________
"NM" - not meaningful information

	Three months ended		Favorable/ (Unfavorable)	Nine months ended		Favorable/ (Unfavorable)
	September 30, 2018	October 1, 2017		September 30, 2018	October 1, 2017
Percent of sales			Percentage Points			Percentage Points
Gross margin	26.1%	25.4%	0.7	23.8%	24.9%	(1.1)
Selling, general and administrative expenses	10.2%	12.0%	1.8	10.2%	11.9%	1.7
Research, development and engineering expenses	3.9%	4.0%	0.1	3.7%	3.7%	—

Net Sales
Net sales for the three months ended September 30, 2018, increased by $658 million versus the comparable period in 2017. The primary drivers were as follows:

•	Engine segment sales increased 17 percent primarily due to higher demand across all markets, especially in North American heavy-duty truck, medium-duty truck markets and global construction markets.

•
Components segment sales increased 14 percent primarily due to higher demand across all businesses, especially sales from the automated transmission business acquired in the third quarter of 2017 and the emission solutions business due to stronger market demand for trucks in North America and Western Europe.

•	Distribution segment sales increased 10 percent primarily due to higher demand in most geographic regions, especially North America, due to increased demand in all product lines.

•	Power Systems segment sales increased 5 percent primarily due to higher power generation demand, especially in North America and the Middle East.

•	Foreign currency fluctuations unfavorably impacted sales by 1 percent of total sales primarily in the Brazilian real, Indian rupee, Australian dollar and Chinese renminbi.

Net sales for the nine months ended September 30, 2018, increased by $2.7 billion versus the comparable period in 2017. The primary drivers were as follows:

•
Engine segment sales increased 18 percent primarily due to higher demand across all markets, especially in North American heavy-duty truck, medium-duty truck markets and increased demand in global construction markets.

•
Components segment sales increased 25 percent primarily due to higher demand across all businesses, especially the emission solutions business, due to stronger market demand for trucks in North America, Western Europe and India, and sales from the automated transmission business acquired in the third quarter of 2017.

•	Distribution segment sales increased 13 percent primarily due to higher demand in most geographic regions, especially in North America, due to increased demand in all product lines.

•
Power Systems segment sales increased 16 percent primarily due to higher demand for all product lines, especially in industrial markets due to higher demand in global mining markets, North America oil and gas markets and increased power generation demand.

•	Foreign currency fluctuations favorably impacted sales by 1 percent of total sales primarily in the Chinese renminbi, Euro and British pound, partially offset by the Brazilian real.
Sales to international markets (excluding the U.S. and Canada), based on location of customers, for the three and nine months ended September 30, 2018, were 39 percent and 40 percent of total net sales, respectively, compared with 41 percent and 42 percent of total net sales for the comparable periods in 2017. A more detailed discussion of sales by segment is presented in the “OPERATING SEGMENT RESULTS” section.
Cost of Sales
The types of expenses included in cost of sales are the following: raw material consumption, including direct and indirect materials; salaries, wages and benefits; depreciation and amortization; estimated costs of warranty programs and campaigns; production utilities; production-related purchasing; warehousing, including receiving and inspection; engineering support costs; repairs and maintenance; production and warehousing facility property insurance; rent for production facilities and other production overhead.
Gross Margin
Gross margin increased $210 million for the three months ended September 30, 2018, versus the comparable period in 2017 and increased 0.7 points as a percentage of sales. The increase in gross margin was primarily due to higher volumes, favorable mix and lower warranty costs (due to lower campaign accruals recorded versus the comparable period in 2017), partially offset by increased compensation costs (due to headcount growth to support increased sales) and unfavorable foreign currency impacts (primarily the Australian dollar and Brazilian real). The increase in gross margin percentage was primarily due to lower campaign accruals recorded versus the comparable period in 2017.
Gross margin increased $467 million for the nine months ended September 30, 2018, versus the comparable period in 2017, and decreased 1.1 points as a percentage of sales. The increase in gross margin was primarily due to higher volumes, favorable mix, improved pricing and lower material costs, partially offset by higher warranty costs (primarily $368 million for an Engine System Campaign) and increased compensation costs (driven by headcount growth to support increased sales). The decrease in gross margin percentage was primarily due to the Engine System Campaign. See Note 10 PRODUCT WARRANTY LIABILITY to the Condensed Consolidated Financial Statements for additional information on the Engine System Campaign.
The provision for base warranties issued, excluding campaigns, as a percent of sales for the three and nine months ended September 30, 2018, was 2.0 percent and 1.9 percent, respectively, compared to 1.9 percent and 1.9 percent for the comparable periods in 2017. A detailed discussion of gross margin by segment is presented in the “OPERATING SEGMENT RESULTS” section.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $29 million for the three months ended September 30, 2018, versus the comparable period in 2017, primarily due to lower variable compensation expense, partially offset by increased consulting expense and increased administrative expense driven by the acquisition of the automated transmission business in the third quarter of 2017. Overall, selling, general and administrative expenses, as a percentage of sales, decreased to 10.2 percent in the three months ended September 30, 2018, from 12.0 percent in the comparable period in 2017.
Selling, general and administrative expenses increased $8 million for the nine months ended September 30, 2018, versus the comparable period in 2017, primarily due to higher consulting expense and increased administrative expense driven by the acquisition of the automated transmission business in the third quarter of 2017, partially offset by lower variable compensation expense. Overall, selling, general and administrative expenses, as a percentage of sales, decreased to 10.2 percent in the nine months ended September 30, 2018, from 11.9 percent in the comparable period in 2017.
Research, Development and Engineering Expenses
Research, development and engineering expenses increased $16 million for the three months ended September 30, 2018, versus the comparable period in 2017, primarily due to investments in the Electrified Power segment, increased compensation expense driven by headcount growth due to investments in the Electrified Power segment and the automated transmission business acquired in the third quarter of 2017. Overall, research, development and engineering expenses as a percentage of sales decreased to 3.9 percent in the three months ended September 30, 2018, from 4.0 percent in the comparable period in 2017.
Research, development and engineering expenses increased $112 million for the nine months ended September 30, 2018, versus the comparable period in 2017, primarily due to investments in the Electrified Power segment, increased compensation expense driven by headcount growth due to investments in the Electrified Power segment and the automated transmission business acquired in the third quarter of 2017 and higher consulting expense, partially offset by lower variable compensation expense. Overall, research, development and engineering expenses as a percentage of sales remained flat at 3.7 percent in the nine months ended September 30, 2018, as compared to the same period in 2017. Research activities continue to focus on development of new products to meet future emission standards around the world, improvements in fuel economy performance of diesel and natural gas powered engines and development activities around fully electric and hybrid powertrain solutions.
Equity, Royalty and Interest Income from Investees
Equity, royalty and interest income from investees decreased $5 million for the three months ended September 30, 2018, versus the comparable period in 2017, primarily due to lower earnings at Beijing Foton Cummins Engine Company, Ltd. and Komatsu Cummins Chile, Ltda., partially offset by higher earnings at Cummins Westport.
Equity, royalty and interest income from investees increased $14 million for the nine months ended September 30, 2018, versus the comparable period in 2017, primarily due to higher earnings at Chongqing Cummins Engine Company, Ltd., Cummins Westport and increased royalty and interest income, partially offset by lower earnings at Beijing Foton Cummins Engine Company, Ltd., Dongfeng Cummins Engine Company, Ltd. and Komatsu Cummins Chile, Ltda.

Other Operating Income (Expense), Net
Other operating income (expense), net was as follows:

	Three months ended		Nine months ended
In millions	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Amortization of intangible assets	$(5)	$(4)	$(15)	$(7)
Loss on write off of assets	(1)	—	(5)	(2)
Gain (loss) on sale of assets, net	(1)	15	2	20
Royalty income, net	8	18	26	38
Other, net	(6)	3	(7)	6
Total other operating income (expense), net	$(5)	$32	$1	$55
Interest Income
Interest income for the three and nine months ended September 30, 2018, increased $5 million and $15 million, respectively, versus the comparable periods in 2017, primarily due to higher interest rates. This was primarily driven by cash balances held in the U.S.
Interest Expense
Interest expense for the three and nine months ended September 30, 2018, increased $12 million and $25 million, respectively, versus the comparable periods in 2017, primarily due to higher weighted-average debt outstanding and higher interest rates.

Other Income, Net
Other income, net was as follows:

	Three months ended		Nine months ended
In millions	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Non-service pension and other postretirement benefits credit	$15	$7	$45	$22
Change in cash surrender value of corporate owned life insurance	7	9	4	38
Dividend income	—	1	2	4
Bank charges	(4)	(2)	(9)	(7)
Foreign currency gain (loss), net	(6)	(5)	(30)	(2)
Other, net	11	4	32	12
Total other income, net	$23	$14	$44	$67
Income Tax Expense
Our effective tax rate for the year is expected to approximate 21.0 percent, excluding any discrete tax items that may arise. Our effective tax rates for the three and nine months ended September 30, 2018, were 13.3 percent and 22.8 percent, respectively.
The three months ended September 30, 2018, contained $37 million, or $0.23 per share, of favorable net discrete tax items, primarily due to $34 million of favorable discrete items related to the 2017 Tax Cuts and Jobs Act (Tax Legislation) and $3 million of other favorable discrete items.
The nine months ended September 30, 2018, contained $37 million, or $0.23 per share, of unfavorable net discrete tax items, primarily due to $48 million of unfavorable discrete items related to the Tax Legislation, partially offset by $11 million of other favorable discrete items. See Note 6, "INCOME TAXES," for additional information on Tax Legislation adjustments.
Our effective tax rates for the three and nine months ended October 1, 2017, were 26.5 percent and 26.3 percent, respectively and contained only immaterial discrete tax items.
The change in the effective tax rate for the three months ended September 30, 2018, versus the comparable period in 2017, was primarily due to lower U.S. tax rates and favorable discrete changes associated with the Tax Legislation. The change in the effective tax rate for the nine months ended September 30, 2018, versus the comparable period in 2017, was primarily due to lower U.S. tax rates associated with Tax Legislation.
Noncontrolling Interests
Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities. Noncontrolling interests in income of consolidated subsidiaries for the three months ended September 30, 2018, increased $2 million versus the comparable period in 2017, primarily due to increased earnings at Cummins India, Ltd.
Noncontrolling interests in income of consolidated subsidiaries for the nine months ended September 30, 2018, decreased $15 million versus the comparable period in 2017, primarily due to losses at the automated transmission business acquired in the third quarter of 2017.
Net Income Attributable to Cummins Inc. and Diluted Earnings Per Share Attributable to Cummins Inc.
Net income and diluted earnings per share attributable to Cummins Inc. for the three months ended September 30, 2018, increased $239 million and $1.57 per share, respectively, versus the comparable period in 2017, primarily due to significantly higher net sales, increased gross margin, a lower effective tax rate (due to the 2017 Tax Cuts and Jobs Act (Tax Legislation) and $37 million of favorable discrete tax items) and decreased selling, general and administrative expenses, partially offset by the absence of a gain on sale of assets in the third quarter of 2017, higher research, development and engineering expenses and higher interest expense. Diluted earnings per share for the three months ended September 30, 2018, benefited $0.04 from fewer weighted average shares outstanding due to the stock repurchase program, including shares acquired under the accelerated share repurchase (ASR) agreement in the third quarter of 2018. See Note 2 "BASIS OF PRESENTATION," to the Condensed Consolidated Financial Statements for additional information.

Net income and diluted earnings per share attributable to Cummins Inc. for the nine months ended September 30, 2018, increased $289 million and $1.93 per share, respectively, versus the comparable period in 2017, primarily due to significantly higher net sales, increased gross margin and a lower effective tax rate due to Tax Legislation, partially offset by $368 million for an Engine System Campaign, higher research, development and engineering expenses, unfavorable foreign currency impacts (primarily the British pound, Angolan kwanza and Brazilian real, partially offset by the Chinese renminbi), a net $37 million of unfavorable discrete tax items and higher interest expense and the absence of a gain on sale of assets in the third quarter of 2017. Diluted earnings per share for the nine months ended September 30, 2018, benefited $0.11 from fewer weighted average shares outstanding, primarily due to the stock repurchase programs, including shares acquired under the ASR agreement in the third quarter of 2018.
Comprehensive Income - Foreign Currency Translation Adjustment
The foreign currency translation adjustment was a net loss of $159 million and $374 million, respectively, for the three and nine months ended September 30, 2018, compared to a net gain of $94 million and $276 million, respectively, for the three and nine months ended October 1, 2017, and was driven by the following:

	Three months ended
	September 30, 2018		October 1, 2017
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly-owned subsidiaries	$(106)	Chinese renminbi, Indian rupee, British pound, Brazilian real	$86	British pound, Chinese renminbi
Equity method investments	(36)	Chinese renminbi, Indian rupee	10	Chinese renminbi
Consolidated subsidiaries with a noncontrolling interest	(17)	Indian rupee	(2)	Indian rupee
Total	$(159)		$94

	Nine months ended
	September 30, 2018		October 1, 2017
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly-owned subsidiaries	$(268)	Indian rupee, British pound, Chinese renminbi, Brazilian real	$233	British pound, Chinese renminbi, Indian rupee
Equity method investments	(65)	Chinese renminbi, Indian rupee, British pound	31	Chinese renminbi, Indian rupee
Consolidated subsidiaries with a noncontrolling interest	(41)	Indian rupee	12	Indian rupee
Total	$(374)		$276

OPERATING SEGMENT RESULTS
Our reportable operating segments consist of the Engine, Distribution, Components, Power Systems and Electrified Power segments. This reporting structure is organized according to the products and markets each segment serves. Effective January 1, 2018, we changed our measure to EBITDA as a primary basis for the Chief Operating Decision Maker to evaluate the performance of each of our reportable operating segments. Segment amounts exclude certain expenses not specifically identifiable to segments. See Note 15, "OPERATING SEGMENTS," to the Condensed Consolidated Financial Statements for additional information.
Following is a discussion of results for each of our operating segments.
Engine Segment Results
Financial data for the Engine segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,	October 1,	(Unfavorable)		September 30,	October 1,	(Unfavorable)
In millions	2018	2017	Amount	Percent	2018	2017	Amount	Percent
External sales	$2,082	$1,783	$299	17%	$5,945	$4,951	$994	20%
Intersegment sales	644	553	91	16%	1,923	1,715	208	12%
Total sales	2,726	2,336	390	17%	7,868	6,666	1,202	18%
Research, development and engineering expenses	74	83	9	11%	229	200	(29)	(15)%
Equity, royalty and interest income from investees	55	58	(3)	(5)%	189	186	3	2%
Interest income	3	1	2	NM	8	4	4	100%
Segment EBITDA	405	276	129	47%	1,053	872	181	21%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	14.9%	11.8%		3.1	13.4%	13.1%		0.3
____________________________________
"NM" - not meaningful information
Sales for our Engine segment by market were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,	October 1,	(Unfavorable)		September 30,	October 1,	(Unfavorable)
In millions	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Heavy-duty truck	$958	$776	$182	23%	$2,693	$2,110	$583	28%
Medium-duty truck and bus	699	625	74	12%	2,168	1,870	298	16%
Light-duty automotive	517	452	65	14%	1,363	1,304	59	5%
Total on-highway	2,174	1,853	321	17%	6,224	5,284	940	18%
Off-highway	552	483	69	14%	1,644	1,382	262	19%
Total sales	$2,726	$2,336	$390	17%	$7,868	$6,666	$1,202	18%
Unit shipments by engine classification (including unit shipments to Power Systems and off-highway engine units included in their respective classification) were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,	October 1,	(Unfavorable)		September 30,	October 1,	(Unfavorable)
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Heavy-duty	34,600	28,100	6,500	23%	93,200	71,400	21,800	31%
Medium-duty	76,000	68,500	7,500	11%	233,500	200,400	33,100	17%
Light-duty	76,800	66,300	10,500	16%	207,200	195,000	12,200	6%
Total unit shipments	187,400	162,900	24,500	15%	533,900	466,800	67,100	14%

Sales
Engine segment sales for the three months ended September 30, 2018, increased $390 million versus the comparable period in 2017. The following were the primary drivers by market:

•	Heavy-duty truck sales increased $182 million primarily due to higher demand in North American heavy-duty truck markets with increased shipments of 30 percent.

•	Medium-duty truck and bus sales increased $74 million primarily due to higher demand in North American medium-duty truck markets with increased engine shipments of 9 percent.

•
Off-highway sales increased $69 million primarily due to improved demand in global construction markets, with increased international unit shipments of 29 percent primarily in China and increased unit shipments of 43 percent in North America.

•	Light-duty automotive sales increased $65 million due to improved demand in North America.
These increases were partially offset by unfavorable foreign currency fluctuations primarily in the Brazilian real.
Total on-highway-related sales for the three months ended September 30, 2018, were 80 percent of total Engine segment sales, versus 79 percent for the comparable period in 2017.
Engine segment sales for the nine months ended September 30, 2018, increased $1,202 million versus the comparable period in 2017. The following were the primary drivers by market:

•	Heavy-duty truck sales increased $583 million primarily due to higher demand in North American heavy-duty truck markets with increased shipments of 37 percent.

•	Medium-duty truck and bus sales increased $298 million primarily due to higher demand in North American medium-duty truck markets with increased engine shipments of 16 percent.

•
Off-highway sales increased $262 million due to improved demand in global construction markets with increased international unit shipments of 37 percent, primarily in China and Western Europe, and increased unit shipments of 32 percent in North America.

Total on-highway-related sales for the nine months ended September 30, 2018, were 79 percent of total Engine segment sales, versus 79 percent for the comparable period in 2017.
Segment EBITDA
Engine segment EBITDA for the three months ended September 30, 2018, increased $129 million versus the comparable period in 2017, primarily due to higher gross margin, decreased selling, general and administrative expenses and lower research, development and engineering expenses, partially offset by decreased equity, royalty and interest income from investees. The increase in gross margin was primarily due to higher volumes, lower warranty costs (due to lower campaign accruals recorded versus the comparable period in 2017), improved mix and favorable pricing, partially offset by increased material costs and higher compensation expense. The decrease in selling, general and administrative expenses was primarily due to lower variable compensation expense, partially offset by increased consulting expense. The decrease in research, development and engineering expenses was primarily due to lower variable compensation expense. The decrease in equity, royalty and interest income from investees was primarily due to lower earnings at Beijing Foton Cummins Engine Co., Ltd., partially offset by increased earnings at Cummins Westport, Inc.

Engine segment EBITDA for the nine months ended September 30, 2018, increased $181 million versus the comparable period in 2017, primarily due to higher gross margin and decreased selling, general and administrative expenses, partially offset by increased research, development and engineering expenses and unfavorable foreign currency fluctuations primarily in the Brazilian real, British pound and the Chinese renminbi. The increase in gross margin was primarily due to higher volumes, improved pricing and favorable mix, partially offset by increased warranty costs (primarily $184 million for an Engine System Campaign) and higher compensation expense. See Note 10 PRODUCT WARRANTY LIABILITY to the Condensed Consolidated Financial Statements for additional information on the Engine System Campaign. The decrease in selling, general and administrative expense was primarily due to lower variable compensation expense. The increase in research, development and engineering expenses was primarily due to lower expense recovery and higher compensation expense. The increase in equity, royalty and interest income from investees was primarily due to higher earnings at Tata Cummins, Ltd., Cummins Westport, Inc. and Guangxi Cummins Industrial Power Co., mostly offset by Beijing Foton Cummins Engine Co., Ltd. and Dongfeng Cummins Engine Co.

Distribution Segment Results
Financial data for the Distribution segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,	October 1,	(Unfavorable)		September 30,	October 1,	(Unfavorable)
In millions	2018	2017	Amount	Percent	2018	2017	Amount	Percent
External sales	$1,927	$1,748	$179	10%	$5,762	$5,101	$661	13%
Intersegment sales	4	5	(1)	(20)%	16	19	(3)	(16)%
Total sales	1,931	1,753	178	10%	5,778	5,120	658	13%
Research, development and engineering expenses	5	6	1	17%	15	14	(1)	(7)%
Equity, royalty and interest income from investees	9	11	(2)	(18)%	33	35	(2)	(6)%
Interest income	4	2	2	100%	9	4	5	NM
Segment EBITDA	155	120	35	29%	423	377	46	12%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	8.0%	6.8%		1.2	7.3%	7.4%		(0.1)
____________________________________
"NM" - not meaningful information
Sales for our Distribution segment by region were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,	October 1,	(Unfavorable)		September 30,	October 1,	(Unfavorable)
In millions	2018	2017	Amount	Percent	2018	2017	Amount	Percent
North America	$1,333	$1,188	$145	12%	$3,962	$3,432	$530	15%
Asia Pacific	224	201	23	11%	625	558	67	12%
Europe	113	112	1	1%	388	316	72	23%
China	78	66	12	18%	240	199	41	21%
Africa and Middle East	55	58	(3)	(5)%	177	239	(62)	(26)%
India	49	41	8	20%	144	136	8	6%
Latin America	42	47	(5)	(11)%	125	125	—	—%
Russia	37	40	(3)	(8)%	117	115	2	2%
Total sales	$1,931	$1,753	$178	10%	$5,778	$5,120	$658	13%
Sales for our Distribution segment by product line were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,	October 1,	(Unfavorable)		September 30,	October 1,	(Unfavorable)
In millions	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Parts	$800	$768	$32	4%	$2,425	$2,272	$153	7%
Engines	400	342	58	17%	1,228	931	297	32%
Service	372	326	46	14%	1,094	965	129	13%
Power generation	359	317	42	13%	1,031	952	79	8%
Total sales	$1,931	$1,753	$178	10%	$5,778	$5,120	$658	13%
Sales
Distribution segment sales for the three months ended September 30, 2018, increased $178 million versus the comparable period in 2017. The following were the primary drivers by region:

•	North American sales increased $145 million, representing 81 percent of the total change in Distribution segment sales, primarily due to increased demand across all product lines.

•	Asia Pacific sales increased $23 million primarily due to higher volumes in whole goods and service.
These increases were partially offset by unfavorable foreign currency fluctuations primarily in the Australian dollar, Indian rupee and Brazilian real.
Distribution segment sales for the nine months ended September 30, 2018, increased $658 million versus the comparable period in 2017. The following were the primary drivers by region:

•	North American sales increased $530 million, representing 81 percent of the total change in Distribution segment sales, primarily due to increased demand across all product lines.

•	European sales increased $72 million primarily due to higher demand for whole goods.
The increases were partially offset by lower sales of $62 million in Africa and the Middle East.
Segment EBITDA
Distribution segment EBITDA for the three months ended September 30, 2018, increased $35 million versus the comparable period in 2017, primarily due to higher gross margin and decreased selling, general and administrative expenses, partially offset by the absence of a gain on sale of assets in the third quarter of 2017 and unfavorable foreign currency fluctuations (primarily in the Australian dollar and Canadian dollar). The increase in gross margin was primarily due to higher volumes, favorable mix and improved pricing, partially offset by unfavorable foreign currency fluctuations (primarily in the Australian dollar and Canadian dollar) and increased compensation expense. The decrease in selling, general and administrative expenses was primarily due to decreased variable compensation expense.

Distribution segment EBITDA for the nine months ended September 30, 2018, increased $46 million versus the comparable period in 2017, primarily due to higher gross margin and lower selling, general and administrative expenses, partially offset by the absence of a gain on sale of assets in the third quarter of 2017 and unfavorable foreign currency fluctuations (primarily in the Australian dollar and Angolan kwanza). The increase in gross margin was primarily due to higher volumes and improved pricing, partially offset by increased compensation expense. The decrease in selling, general and administrative expenses was primarily due to decreased variable compensation expense, partially offset by increased consulting expense.

Components Segment Results
Financial data for the Components segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,	October 1,	(Unfavorable)		September 30,	October 1,	(Unfavorable)
In millions	2018	2017	Amount	Percent	2018	2017	Amount	Percent
External sales	$1,297	$1,139	$158	14%	$4,012	$3,183	$829	26%
Intersegment sales	457	394	63	16%	1,382	1,148	234	20%
Total sales	1,754	1,533	221	14%	5,394	4,331	1,063	25%
Research, development and engineering expenses	71	63	(8)	(13)%	195	171	(24)	(14)%
Equity, royalty and interest income from investees	12	12	—	—%	42	40	2	5%
Interest income	1	—	1	NM	4	1	3	NM
Segment EBITDA	288	259	29	11%	752	703	49	7%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	16.4%	16.9%		(0.5)	13.9%	16.2%		(2.3)
____________________________________
"NM" - not meaningful information

In the third quarter of 2017, we completed the Eaton Cummins Automated Transmission Technologies joint venture, which was consolidated and included in our Components segment as the automated transmissions business. See Note 14, "ACQUISITIONS", in the Notes to Condensed Consolidated Financial Statements for additional information.

Sales for our Components segment by business were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,	October 1,	(Unfavorable)		September 30,	October 1,	(Unfavorable)
In millions	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Emission solutions	$769	$696	$73	10%	$2,385	$1,986	$399	20%
Turbo technologies	317	297	20	7%	1,012	891	121	14%
Filtration	308	287	21	7%	952	855	97	11%
Electronics and fuel systems	210	184	26	14%	637	530	107	20%
Automated transmissions	150	69	81	NM	408	69	339	NM
Total sales	$1,754	$1,533	$221	14%	$5,394	$4,331	$1,063	25%
____________________________________
"NM" - not meaningful information
Sales
Components segment sales for the three months ended September 30, 2018, increased $221 million, across all lines of business, versus the comparable period in 2017. The following were the primary drivers by business:

•	Automated transmissions, consolidated during the third quarter of 2017, delivered higher sales of $81 million in North America.

•	Emission solutions sales increased $73 million primarily due to stronger market demand for trucks in North America and Western Europe, partially offset by decreased demand in China.

•	Electronics and fuel systems sales increased $26 million primarily due to higher demand in North America.

•	Filtration sales increased $21 million primarily due to higher demand in North America.

•	Turbo technologies sales increased $20 million primarily due to higher demand in North America, partially offset by lower demand in China.
These increases were partially offset by unfavorable foreign currency fluctuations primarily in the Brazilian real, Indian rupee and Chinese renminbi.
Components segment sales for the nine months ended September 30, 2018, increased $1,063 million, across all lines of business, versus the comparable period in 2017. The following were the primary drivers by business:

•
Emission solutions sales increased $399 million primarily due to stronger market demand for trucks in North America and Western Europe, and increased sales of products to meet new emission standards in India.

•	Automated transmissions, consolidated during the third quarter of 2017, delivered higher sales of $339 million in North America.

•	Turbo technologies sales increased $121 million primarily due to higher demand in North America.

•	Electronics and fuel systems sales increased $107 million primarily due to higher demand in North America.

•	Filtration sales increased $97 million primarily due to higher demand in North America and Western Europe.

•	Foreign currency fluctuations favorably impacted sales primarily in the Euro and Chinese renminbi.
Segment EBITDA
Components segment EBITDA for the three months ended September 30, 2018, increased $29 million versus the comparable period in 2017, as higher gross margin and decreased selling, general and administrative expenses were partially offset by increased research, development and engineering expenses. The increase in gross margin was primarily due to higher volumes, favorable mix and improved material costs, partially offset by increased compensation expense driven by the acquisition of the automated transmission business in the third quarter of 2017. The decrease in selling, general and administrative expenses was primarily due to lower variable compensation, partially offset by administrative expenses for the automated transmission business. The increase in research, development and engineering expenses was primarily due to higher compensation and administrative expenses due to the addition of the automated transmission business.

Components segment EBITDA for the nine months ended September 30, 2018, increased $49 million versus the comparable period in 2017, as higher gross margin was partially offset by increased research, development and engineering expenses and higher selling, general and administrative expenses. The increase in gross margin was primarily due to higher volumes, lower material costs and improved mix, partially offset by increased warranty costs (primarily $184 million for an Engine System Campaign) and higher compensation expense driven by the acquisition of the automated transmission business in the third quarter of 2017. See Note 10 PRODUCT WARRANTY LIABILITY to the Condensed Consolidated Financial Statements for additional information on the Engine System Campaign.The increase in selling, general and administrative expenses was primarily due to higher administrative expenses for the automated transmission business. The increase in research, development and engineering expenses was primarily due to higher compensation and administrative expenses due to the addition of the automated transmission business and increased consulting expense, partially offset by lower variable compensation expense.
Power Systems Segment Results
Financial data for the Power Systems segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,	October 1,	(Unfavorable)		September 30,	October 1,	(Unfavorable)
In millions	2018	2017	Amount	Percent	2018	2017	Amount	Percent
External sales	$636	$615	$21	3%	$1,922	$1,717	$205	12%
Intersegment sales	471	441	30	7%	1,505	1,238	267	22%
Total sales	1,107	1,056	51	5%	3,427	2,955	472	16%
Research, development and engineering expenses	57	61	4	7%	174	161	(13)	(8)%
Equity, royalty and interest income from investees	14	14	—	—%	51	40	11	28%
Interest income	1	1	—	—%	5	2	3	NM
Segment EBITDA	163	111	52	47%	491	286	205	72%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	14.7%	10.5%		4.2	14.3%	9.7%		4.6
____________________________________
"NM" - not meaningful information

Sales for our Power Systems segment by product line were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,	October 1,	(Unfavorable)		September 30,	October 1,	(Unfavorable)
In millions	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Power generation	$636	$580	$56	10%	$1,873	$1,676	$197	12%
Industrial	380	385	(5)	(1)%	1,277	1,013	264	26%
Generator technologies	91	91	—	—%	277	266	11	4%
Total sales	$1,107	$1,056	$51	5%	$3,427	$2,955	$472	16%

Sales
Power Systems segment sales for the three months ended September 30, 2018, increased $51 million versus the comparable period in 2017. Power generation sales increased $56 million primarily due to higher demand in North America and the Middle East, partially offset by unfavorable foreign currency fluctuations primarily in the Indian rupee and Brazilian real.
Power Systems segment sales for the nine months ended September 30, 2018, increased $472 million versus the comparable period in 2017. The following were the primary drivers by product line:

•	Industrial sales increased $264 million primarily due to higher demand in global mining markets, especially in China, Eastern Europe and North America, and oil and gas markets in North America.

•	Power generation sales increased $197 million primarily due to higher demand in North America, Middle East and China.

•	Foreign currency fluctuations favorably impacted sales primarily in the British pound, Chinese renminbi and Euro, partially offset by the Indian rupee.
Segment EBITDA
Power Systems segment EBITDA for the three months ended September 30, 2018, increased $52 million versus the comparable period in 2017, primarily due to higher gross margin, decreased selling, general and administrative expenses and lower research, development and engineering expenses. The increase in gross margin was primarily due to increased volumes and improved mix, partially offset by higher compensation expense driven by volume growth. The decrease in selling, general and administrative expenses was primarily due to lower variable compensation expense, partially offset by an increase in consulting expense. The decrease for research, development and engineering expenses was primarily due to lower variable compensation expense and lower consulting expense.

Power Systems segment EBITDA for the nine months ended September 30, 2018, increased $205 million versus the comparable period in 2017, primarily due to higher gross margin and equity, royalty and interest income from investees, partially offset by increased research, development and engineering expenses and higher selling, general and administrative expenses. The increase in gross margin was primarily due to increased volumes, lower warranty and lower material costs, partially offset by higher compensation expense driven by volume growth. The increase for selling, general and administrative expenses was primarily due to higher consulting expense, partially offset by lower variable compensation expense. The increase for research, development and engineering expenses was primarily due to higher compensation expense and increased consulting expense. The increase in equity, royalty and interest income from investees was primarily due to higher earnings at Chongqing Cummins Engine Company, Ltd.
Electrified Power Segment Results
We formed the Electrified Power segment during the first quarter of 2018. The primary focus of the segment is on research and development activities around fully electric and hybrid powertrain solutions. Our intellectual property is developed both in house as well as through acquisitions. As of September 30, 2018, we completed three acquisitions, which provided us with battery systems intellectual property as well as start-up sales of $2 million and $5 million for the three and nine months ended September 30, 2018, respectively. On August 15, 2018, we purchased Efficient Drivetrains, Inc., which designs and produces hybrid and fully-electric power solutions for commercial markets. See Note 14, "ACQUISITIONS," to the Condensed Consolidated Financial Statements for additional information. We invested $22 million and $45 million for the three and nine months ended September 30, 2018, respectively, in research and development activities, which along with the gross margins generated by our acquisitions and selling, general and administrative expenses resulted in a segment EBITDA loss of $30 million and $61 million for three and nine months ended September 30, 2018, respectively.

Reconciliation of Segment EBITDA to Net Income Attributable to Cummins Inc.
The table below reconciles the segment information to the corresponding amounts in the Condensed Consolidated Statements of Income:

	Three months ended		Nine months ended
In millions	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
TOTAL SEGMENT EBITDA	$981	$766	$2,658	$2,238
Intersegment elimination (1)	2	22	(78)	19
TOTAL EBITDA	983	788	2,580	2,257
Less:
Interest expense	30	18	82	57
Depreciation and amortization (2)	148	148	455	431
INCOME BEFORE INCOME TAXES	805	622	2,043	1,769
Less: Income tax expense	107	165	466	466
CONSOLIDATED NET INCOME	698	457	1,577	1,303
Less: Net income attributable to noncontrolling interest	6	4	15	30
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$692	$453	$1,562	$1,273
____________________________________
(1) Includes intersegment sales, intersegment profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses for the years ended September 30, 2018 and October 1, 2017.
(2) Depreciation and amortization, as shown on a segment basis, excludes the amortization of debt discount and deferred costs included in the Condensed Consolidated Statements of Income as "Interest expense." The amortization of debt discount and deferred costs was $1 million and $2 million for the nine month periods ended September 30, 2018 and October 1, 2017, respectively.

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

Dollars in millions	September 30, 2018	December 31, 2017
Working capital (1)	$3,447	$3,251
Current ratio	1.54	1.57
Accounts and notes receivable, net	$3,929	$3,618
Days' sales in receivables	59	59
Inventories	$3,831	$3,166
Inventory turnover	4.8	5.0
Accounts payable (principally trade)	$2,980	$2,579
Days' payable outstanding	57	53
Total debt	$2,465	$2,006
Total debt as a percent of total capital	23.4%	19.7%
____________________________________
(1) Working capital includes cash and cash equivalents.
Cash Flows
Cash and cash equivalents were impacted as follows:

	Nine months ended
In millions	September 30, 2018	October 1, 2017	Change
Net cash provided by operating activities	$1,388	$1,471	$(83)
Net cash used in investing activities	(519)	(786)	267
Net cash used in financing activities	(960)	(600)	(360)
Effect of exchange rate changes on cash and cash equivalents	(56)	85	(141)
Net (decrease) increase in cash and cash equivalents	$(147)	$170	$(317)

Net cash provided by operating activities decreased $83 million for the nine months ended September 30, 2018, versus the comparable period in 2017, primarily due to higher working capital requirements of $279 million and lower deferred income taxes of $193 million, partially offset by higher earnings of $274 million and lower net pension contributions of $99 million. During the first nine months of 2018, the higher working capital requirements resulted in a cash outflow of $494 million compared to a cash outflow of $215 million in the comparable period in 2017, primarily due to higher inventory levels in 2018 to support business growth.
Net cash used in investing activities decreased $267 million for the nine months ended September 30, 2018, versus the comparable period in 2017, primarily due to the absence of the acquisition of Eaton Cummins Automated Transmission Technologies for $600 million in the third quarter of 2017, partially offset by higher net investments in marketable securities of $130 million, lower proceeds from the disposal of property, plant and equipment of $90 million and higher capital expenditures of $79 million.
Net cash used in financing activities increased $360 million for the nine months ended September 30, 2018, versus the comparable period in 2017, primarily due to higher repurchases of common stock of $488 million as the result of the ASR exercised in the third quarter of 2018, partially offset by higher borrowings of commercial paper of $200 million.
The effect of exchange rate changes on cash and cash equivalents for the nine months ended September 30, 2018, versus the comparable period in 2017, decreased $141 million primarily due to unfavorable fluctuations in the British pound of $101 million.

Sources of Liquidity
We generate significant ongoing cash flow and cash provided by operations is our principal source of liquidity with $1.4 billion provided in the nine months ended September 30, 2018. At September 30, 2018, our sources of liquidity included:

	September 30, 2018
In millions	Total	U.S.	International	Primary location of international balances
Cash and cash equivalents	$1,222	$445	$777	U.K., Singapore, China, Mexico, Belgium, Australia, Canada
Marketable securities (1)	185	53	132	India
Total	$1,407	$498	$909
Available credit capacity
Revolving credit facilities (2)	$2,700
International and other uncommitted domestic credit facilities	$223
____________________________________
(1) The majority of marketable securities could be liquidated into cash within a few days.
(2) The five-year credit facility for $2.0 billion and the 364-day credit facility for $1.5 billion, maturing August 2023 and August 2019, respectively, are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. At September 30, 2018, we had $800 million of commercial paper outstanding, which effectively reduced the available capacity under our revolving credit facilities to $2.7 billion.
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
Debt Facilities and Other Sources of Liquidity
On August 22, 2018, we entered into a new five-year revolving credit agreement with a syndicate of lenders. The new credit agreement provides us with a $2.0 billion senior unsecured revolving credit facility until August 22, 2023. The credit capacity can be can be increased by up to $1.0 billion prior to the maturity date. See Note 9, "DEBT," to our Condensed Consolidated Financial Statements for additional information.
On August 22, 2018, we entered into a new 364-day credit agreement that allows us to borrow up to $1.5 billion of additional unsecured funds at any time through August 22, 2019. The credit capacity can be increased by up to $500 million prior to the maturity date.
Both credit agreements include a financial covenant requiring that the leverage ratio of the total debt of the company and its subsidiaries to the consolidated total capital of the company and its subsidiaries may not exceed 0.65 to 1.0. At September 30, 2018, our leverage ratio was 0.20 to 1.0.
We intend to maintain credit facilities of a similar aggregate amount by renewing or replacing these facilities before expiration. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes.
We can issue up to $3.5 billion of unsecured, short-term promissory notes ("commercial paper") pursuant to our board authorized commercial paper programs. The programs facilitate the private placement of unsecured short-term debt through third party brokers. We intend to use the net proceeds from the commercial paper borrowings for general corporate purposes.
As a well-known seasoned issuer, we filed an automatic shelf registration for an undetermined amount of debt and equity securities with the Securities and Exchange Commission on February 16, 2016. Under this shelf registration we may offer, from time to time, debt securities, common stock, preferred and preference stock, depositary shares, warrants, stock purchase contracts and stock purchase units. Our current shelf is scheduled to expire in February 2019. We have begun the renewal process and plan to file a new automatic shelf registration statement in the first quarter of 2019.

Uses of Cash
Stock Repurchases
In October 2018, our Board of Directors authorized the acquisition of up to $2 billion of additional common stock upon completion of the 2016 repurchase plan. In December 2016, our Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon completion of the 2015 repurchase plan. For the years ended 2018, we made the following purchases under the 2015 and 2016 stock repurchase programs:

In millions, except per share amounts	Shares Purchased	Average Cost Per Share	Total Cost of Repurchases	Cash Paid for Shares Not Received	Remaining Authorized Capacity (1)
November 2015, $1 billion repurchase program
April 1	0.3	$166.79	$46	$—	$—

December 2016, $1 billion repurchase program
April 1	0.7	164.48	$117		$883
July 1	1.5	143.69	216		667
September 30	2.8	143.58	400	100	167
Subtotal	5.0	146.59	733	100

Total	5.3	$147.65	$779	$100
____________________________________
(1) The remaining authorized capacity under the 2016 plan was calculated based on the cost to purchase the shares but excludes commission expenses in accordance with the authorized plan.
On August 8, 2018, we entered into an accelerated share repurchase (ASR) agreement with Goldman, Sachs & Co. LLC to repurchase $500 million of our common stock under our previously announced share repurchase plan. Pursuant to the terms of the agreement, we paid the full $500 million purchase price and received 2.8 million shares at a price of $143.58 per share (based on the final valuation of the ASR which closed on October 17, 2018), representing approximately 80 percent of the shares expected to be repurchased. The unsettled portion of the ASR met the criteria to be accounted for as a forward contract indexed to our stock and qualified as an equity transaction which resulted in a $100 million reduction to additional paid-in capital during the quarter. The delivery of shares received during the third quarter of 2018 resulted in a reduction to our common stock outstanding used to calculate earnings per share. We completed the ASR on October 17, 2018 and received 0.7 million additional shares at a weighted average price of $145.81 based on our volume-weighted average stock price during the term of the transaction, less a discount, for a total of 3.5 million shares purchased at an average price of $144.02 per share. We recorded the receipt of the additional shares in the fourth quarter of 2018.
We intend to repurchase outstanding shares from time to time during 2018 to enhance shareholder value and to offset the dilutive impact of employee stock based compensation plans.
Dividends
We paid dividends of $537 million during the nine months ended September 30, 2018.
Capital Expenditures
Capital expenditures, including spending on internal use software, for the nine months ended September 30, 2018, were $416 million compared to $341 million in the comparable period in 2017. We continue to invest in new product lines and targeted capacity expansions. We plan to spend between $730 million and $760 million in 2018 on capital expenditures as we continue with product launches and facility improvements. Approximately 50 percent of our capital expenditures are expected to be invested outside of the U.S. in 2018.
Pensions
Our global pension plans, including our unfunded and non-qualified plans, were 116 percent funded at December 31, 2017. Our U.S. qualified plans, which represent approximately 55 percent of the worldwide pension obligation, were 131 percent funded and our U.K. plans were 118 percent funded. The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans. In the first nine months of 2018, the investment gain on our U.S. pension trust was 0.3 percent while our U.K. pension trust loss was 1.2 percent. Approximately 75 percent of our pension plan assets are held in highly liquid investments such as fixed income and equity securities. The remaining 25 percent of our plan assets are held in less liquid, but market valued investments, including real estate, private equity, venture capital, opportunistic credit and insurance contracts. We anticipate making additional defined benefit pension contributions during the remainder of 2018 of $10 million for our U.S. and U.K. pension plans. Approximately $14 million of the estimated $38 million of U.S. and U.K. pension contributions for the full year are voluntary. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2018 net periodic pension cost to approximate $86 million.
Current Maturities of Short and Long-Term Debt
We had $800 million of commercial paper outstanding at September 30, 2018, that matures in less than one year. The maturity schedule of our existing long-term debt does not require significant cash outflows in the intermediate term. Required annual principal payments range from $7 million to $43 million over the next five years (including the remainder of 2018). See Note 9, "DEBT," to the Condensed Consolidated Financial Statements for additional information.
Credit Ratings
Our ratings and outlook from each of the credit rating agencies as of the date of filing are shown in the table below.

	Long-Term	Short-Term
Credit Rating Agency (1)	Senior Debt Rating	Debt Rating	Outlook
Standard and Poor’s Rating Services	A+	A1	Stable
Moody’s Investors Service, Inc.	A2	P1	Stable
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
A discussion of our critical accounting estimates may be found in the “Management’s Discussion and Analysis” section of our 2017 Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.” Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first nine months of 2018.
RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note 16, "RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS," in the Notes to Condensed Consolidated Financial Statements for additional information.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 2 - August 5	200	$141.61	—	71,905
August 6 - September 2	2,785,903	143.58	2,785,903	80,561
September 3 - September 30	1,000	147.34	—	81,451
Total	2,787,103	143.58	2,785,903
____________________________________
(1)  Shares purchased represent shares under our Key Employee Stock Investment Plan established in 1969 (there is no maximum repurchase limitation in this plan) and our Board of Directors authorized share repurchase program.
(2)  These values reflect the sum of shares held in loan status under our Key Employee Stock Investment Plan. The repurchase program authorized by the Board of Directors does not limit the number of shares that may be purchased and were excluded from this column. The dollar value remaining available for future purchases under the 2016 program as of September 30, 2018, was $167 million.
In October 2018, our Board of Directors authorized the acquisition of up to $2 billion of additional common stock upon completion of the 2016 repurchase plan. In December 2016, our Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon completion of the 2015 repurchase plan. During the three months ended September 30, 2018, we repurchased $400 million of common stock under this authorization.
During the three months ended September 30, 2018, we repurchased 1,200 shares from employees in connection with the Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock on an installment basis up to an established credit limit. Loans are issued for five-year terms at a fixed interest rate established at the date of purchase and may be refinanced after their initial five-year period for an additional five-year period. Participants must hold shares for a minimum of six months from date of purchase. If the shares are sold before the loan is paid off, the employee must wait six months before another share purchase may be made. We hold participants’ shares as security for the loans and would, in effect repurchase shares if the participant defaulted in repayment of the loan. There is no maximum amount of shares that we may purchase under this plan.
ITEM 3.  Defaults Upon Senior Securities
Not applicable.
ITEM 4.  Mine Safety Disclosures
Not applicable.
ITEM 5.  Other Information
Not applicable.
ITEM 6. Exhibits
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.
CUMMINS INC.
EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1
364-Day Credit Agreement, dated as of August 22, 2018, by and among Cummins Inc., the subsidiary borrowers referred to therein, the Lenders and Agents party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Cummins Inc. with the Securities and Exchange Commission on August 24, 2018 (File No. 001-04949)).

10.2
Credit Agreement, dated as of August 22, 2018, by and among Cummins Inc., the subsidiary borrowers referred to therein, the Lenders and Agents party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Cummins Inc. with the Securities and Exchange Commission on August 24, 2018 (File No. 001-04949)).

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

Cummins Inc.
Date:	October 30, 2018

	By:	/s/ PATRICK J. WARD	By:	/s/ CHRISTOPHER C. CLULOW
		Patrick J. Ward		Christopher C. Clulow
		Vice President and Chief Financial Officer		Vice President-Corporate Controller
		(Principal Financial Officer)		(Principal Accounting Officer)