Form 10-K
period 2018-12-31
CUMMINS INC
filed 2019-02-11
CIK 26172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates was approximately $21.7 billion at July 1, 2018. This value includes all shares of the registrant's common stock, except for treasury shares.
As of February 1, 2019, there were 157,338,874 shares outstanding of $2.50 par value common stock.
Documents Incorporated by Reference
Portions of the registrant's definitive Proxy Statement for its 2019 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission on Schedule 14A within 120 days after the end of 2018, will be incorporated by reference in Part III of this Form 10-K to the extent indicated therein upon such filing.

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
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION
Certain parts of this annual report contain forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that are based on current expectations, estimates and projections about the industries in which we operate and management’s beliefs and assumptions. Forward-looking statements are generally accompanied by words such as "anticipates," "expects," "forecasts," "intends," "plans," "believes," "seeks," "estimates," "could," "should" or words of similar meaning. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which we refer to as "future factors," which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Some future factors that could cause our results to differ materially from the results discussed in such forward-looking statements are discussed below and shareholders, potential investors and other readers are urged to consider these future factors carefully in evaluating forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. Future factors that could affect the outcome of forward-looking statements include the following:

•	a sustained slowdown or significant downturn in our markets;

•	changes in the engine outsourcing practices of significant customers;

•	the development of new technologies that reduce demand for our current products and services;

•	increased scrutiny from regulatory agencies, as well as unpredictability in the adoption, implementation and enforcement of emission standards around the world;

•	product recalls;

•	policy changes in international trade;

•	the United Kingdom's decision to end its membership in the European Union;

•	lower than expected acceptance of new or existing products or services;

•	a slowdown in infrastructure development and/or depressed commodity prices;

•	supply shortages and supplier financial risk, particularly from any of our single-sourced suppliers;

•	exposure to potential security breaches or other disruptions to our information technology systems and data security;

•	a major customer experiencing financial distress;

•	the actions of, and income from, joint ventures and other investees that we do not directly control;

•	our plan to reposition our portfolio of product offerings through exploration of strategic acquisitions and divestitures and related uncertainties of entering such transactions;

•	failure to realize expected results from our investment in Eaton Cummins Automated Transmission Technologies joint venture;

•	competitor activity;

•	increasing competition, including increased global competition among our customers in emerging markets;

•	foreign currency exchange rate changes;

•	variability in material and commodity costs;

•	political, economic and other risks from operations in numerous countries;

•	changes in taxation;

•	global legal and ethical compliance costs and risks;

•	aligning our capacity and production with our demand;

•	product liability claims;

•	increasingly stringent environmental laws and regulations;

•	future bans or limitations on the use of diesel-powered products;

•	the price and availability of energy;

•	the performance of our pension plan assets and volatility of discount rates;

•	labor relations;

•	changes in accounting standards;

•	our sales mix of products;

•	protection and validity of our patent and other intellectual property rights;

•	the outcome of pending and future litigation and governmental proceedings;

•	continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support our future business; and

•	other risk factors described in Item 1A under the caption "Risk Factors."
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

PART I
ITEM 1.    Business
OVERVIEW
We were founded in 1919 as Cummins Engine Company, a corporation in Columbus, Indiana and one of the first diesel engine manufacturers. In 2001, we changed our name to Cummins Inc. We are a global power leader that designs, manufactures, distributes and services diesel and natural gas engines and powertrain-related component products, including filtration, aftertreatment, turbochargers, fuel systems, controls systems, air handling systems, transmissions, electric power generation systems, batteries and electrified power systems. We sell our products to original equipment manufacturers (OEMs), distributors, dealers and other customers worldwide. We serve our customers through a network of approximately 600 wholly-owned and independent distributor locations and over 7,600 dealer locations in more than 190 countries and territories.
OPERATING SEGMENTS
We have five complementary operating segments: Engine, Distribution, Components, Power Systems and Electrified Power. These segments share technology, customers, strategic partners, brand recognition and our distribution network in order to compete more efficiently and effectively in their respective markets. In each of our operating segments, we compete worldwide with a number of other manufacturers and distributors that produce and sell similar products. Our products compete primarily on the basis of performance, fuel economy, speed of delivery, quality, customer support and price.
Engine Segment
Engine segment sales and earnings before interest expense, income taxes, noncontrolling interests, depreciation and amortization (EBITDA) as a percentage of consolidated results were:

	Years ended December 31,
	2018	2017	2016
Percent of consolidated net sales(1)	35%	34%	35%
Percent of consolidated EBITDA(1)	41%	38%	34%
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
Our Engine segment is organized by engine displacement size and serves these end-user markets:

•
Heavy-duty truck - We manufacture diesel and natural gas engines that range from 310 to 605 horsepower serving global heavy-duty truck customers worldwide, primarily in North America, China and Australia.

•
Medium-duty truck and bus - We manufacture diesel and natural gas engines ranging from 130 to 450 horsepower serving medium-duty truck and bus customers worldwide, with key markets including North America, Latin America, China, Europe and India. Applications include pick-up, delivery and vocational trucks and school, transit and shuttle buses. We also provide diesel engines for Class A motor homes (RVs), primarily in North America.

•
Light-duty automotive (Pick-up and Light Commercial Vehicle (LCV)) - We manufacture 105 to 400 horsepower diesel engines, including engines for the pick-up truck market for Fiat Chrysler Automobiles (Fiat Chrysler) and Nissan in North America, and LCV markets in China, Europe and Latin America.

•
Off-highway - We manufacture diesel engines that range from 48 to 715 horsepower serving key global markets including construction, mining, marine, rail, oil and gas, defense and agriculture and also the power generation business for standby, mobile and distributed power generation solutions throughout the world.

The principal customers of our heavy-duty truck engines include truck manufacturers such as PACCAR Inc. (PACCAR), Navistar International Corporation (Navistar) and Daimler Trucks North America (Daimler). The principal customers of our medium-duty truck engines include truck manufacturers such as Daimler, Navistar and PACCAR. We sell our industrial engines to manufacturers of construction, agricultural and marine equipment, including Hyundai, Xuzhou Construction Machinery Group, Komatsu, John Deere, JLG Industries, Inc. and LiuGong. The principal customers of our light-duty on-highway engines are Anhui Jianghuai Automobile Co., Ltd., China National Heavy Duty Truck Group and Gorkovsky Avtomobilny Zavod. The principal customers of our pick-up on-highway engines are Fiat Chrysler and Nissan.
In the markets served by our Engine segment, we compete with independent engine manufacturers as well as OEMs who manufacture engines for their own products. Our primary competitors in North America are Daimler, Caterpillar Inc. (CAT), Volvo Powertrain, Ford Motor Company (Ford), Navistar, PACCAR and Hino Power. Our primary competitors in international markets vary from country to country, with local manufacturers generally predominant in each geographic market. Other engine manufacturers in international markets include Weichai Power Co. Ltd., Volvo AB (Volvo), Daimler AG, TRATON AG, Fiat Power Systems, Guangxi Yuchai Group, Rolls-Royce Power Systems AG, CAT, Yanmar Co., Ltd. and Deutz AG.
Distribution Segment
Distribution segment sales and EBITDA as a percentage of consolidated results were:

	Years ended December 31,
	2018	2017	2016
Percent of consolidated net sales(1)	26%	27%	28%
Percent of consolidated EBITDA(1)	16%	17%	20%
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
The Distribution segment consists of product lines which service and/or distribute the full range of our products and services, including Parts, Engines, Power generation and Service.
The Distribution segment is organized into eight primary geographic regions, including North America, Asia Pacific, Europe, China, Africa and Middle East, India, Latin America and Russia. Asia Pacific is composed of six smaller regional distributor organizations (South Pacific, Korea, Japan, Philippines, Malaysia and Singapore) which allow us to better manage these vast geographic territories.
Our distribution network consists of independent, partially-owned and wholly-owned distributors which provide parts and full service to our customers. These solutions include maintenance contracts, engineering services and integrated products, where we customize our products to cater to specific needs of end-users. Our distributors also serve and develop dealers, predominantly OEM dealers, in their territories by providing new products, technical support, tools, training, parts and product information.
The distribution segment is responsible for managing the operations of our wholly-owned and partially owned distributors as well as our relationships with independent distributors. Our Distribution segment serves a highly diverse customer base with approximately 40 percent and 38 percent of its 2018 and 2017 sales, respectively, being generated from new engines and power generation equipment, with its remaining sales generated by parts and service revenue.
Our distributors compete with distributors or dealers that offer similar products. In many cases, these competing distributors or dealers are owned by, or affiliated with the companies that are listed as competitors of our Engine, Components or Power Systems segments. These competitors vary by geographical location.

Components Segment
Components segment sales and EBITDA as a percentage of consolidated results were:

	Years ended December 31,
	2018	2017	2016
Percent of consolidated net sales(1)	24%	23%	21%
Percent of consolidated EBITDA(1)	29%	31%	31%
___________________________________________________________
(1) Measured before intersegment eliminations
Our Components segment supplies products which complement our Engine and Power Systems segments, including aftertreatment systems, turbochargers, transmissions, filtration products, electronics and fuel systems for commercial diesel and natural gas applications. We manufacture filtration systems for on- and off-highway heavy-duty and medium-duty equipment, and we are a supplier of filtration products for industrial vehicle applications. We develop aftertreatment systems, turbochargers, fuel systems and electronics to meet increasingly stringent emissions and fuel economy standards.
In the third quarter of 2017, we formed the Eaton Cummins Automated Transmission Technologies joint venture, which was consolidated and included in our Components segment as the automated transmissions business. See Note 19, "ACQUISITIONS", in the Notes to our Consolidated Financial Statements for additional information.
Our Components segment is organized around the following businesses:

•
Emission solutions - We are a global leader in designing, manufacturing and integrating aftertreatment technology and solutions for the commercial on- and off-highway light, medium, heavy-duty and high-horsepower engine markets. Aftertreatment is the mechanism used to convert engine emissions of criteria pollutants, such as particulate matter, nitrogen oxides (NOx), carbon monoxide and unburned hydrocarbons into harmless emissions. Our products include custom engineering systems and integrated controls, oxidation catalysts, particulate filters, selective catalytic reduction systems and engineered components, including dosers. Our emission solutions business primarily serves markets in North America, Europe, China, India, Brazil, Russia and Australia. We serve both OEM first fit and retrofit customers.

•
Turbo technologies - We design, manufacture and market turbochargers for light-duty, mid-range, heavy-duty and high-horsepower diesel markets with worldwide sales and distribution. We provide critical air handling technologies for engines to meet challenging performance requirements and worldwide emission standards. We primarily serve markets in North America, Europe, China, India, Brazil, Russia and Australia.

•
Filtration - We design, manufacture and sell filters, coolant and chemical products. Our filtration business offers over 8,300 products for first fit and aftermarket applications including air filters, fuel filters, fuel water separators, lube filters, hydraulic filters, coolants, fuel additives and other filtration systems to OEMs, dealers/distributors and end users. We support a wide customer base in a diverse range of markets including on- and off-highway segments such as oil and gas, agriculture, mining, construction, power generation and marine. We produce and sell globally recognized Fleetguard® branded products in over 130 countries including countries in North America, Europe, South America, Asia and Africa. Fleetguard products are available through thousands of distribution points worldwide.

•
Electronics and fuel systems - We design and manufacture new, replacement and remanufactured fuel systems primarily for heavy-duty on-highway diesel engine applications, as well as develop and supply electronic control modules (ECMs), sensors and harnesses for the on-highway, off-highway and power generation applications.We primarily serve markets in North America, China, India and Europe.

•
Automated transmissions - We develop and supply automated transmissions for the heavy-duty and medium-duty commercial vehicle markets. Formed in 2017, the Eaton Cummins Automated Transmission Technologies joint venture is a consolidated 50/50 joint venture between Cummins Inc. and Eaton Corporation Plc. and primarily serves the North American market.

Customers of our Components segment generally include our Engine, Distribution and Power Systems segments, joint ventures including Beijing Foton Cummins Engine Co., Ltd., Dongfeng Cummins Emission Solutions Co., Ltd. and Tata Cummins Ltd., truck manufacturers and other OEMs, many of which are also customers of our Engine segment, such as PACCAR, Daimler, Navistar, Volvo, Komatsu, Scania, Fiat Chrysler and other manufacturers that use our components in their product platforms.

Our Components segment competes with other manufacturers of aftertreatment systems, filtration, turbochargers, fuel systems and transmissions. Our primary competitors in these markets include Robert Bosch GmbH, Donaldson Company, Inc., Parker Hannifin Corporation, Mann+Hummel Group, Honeywell International, Borg-Warner Inc., Tenneco Inc., Eberspacher Holding GmbH & Co. KG, Denso Corporation, Allison Transmission and Aisin Seiki Co., Ltd.
Power Systems Segment
Power Systems segment sales and EBITDA as a percentage of consolidated results were:

	Years ended December 31,
	2018	2017	2016
Percent of consolidated net sales(1)	15%	16%	16%
Percent of consolidated EBITDA(1)	17%	14%	15%
___________________________________________________________
(1) Measured before intersegment eliminations
Our Power Systems segment is organized around the following product lines:

•
Power generation - We design, manufacture, sell and support back-up and prime power generators ranging from 2 kilowatts to 3.5 megawatts, as well as controls, paralleling systems and transfer switches, for applications such as consumer, commercial, industrial, data centers, health care, telecommunications and waste water treatment plants. We also provide turnkey solutions for distributed generation and energy management applications using natural gas, diesel or biogas as a fuel. We also serve global rental accounts for diesel and gas generator sets.

•
Industrial - We design, manufacture, sell and support diesel and natural gas high-horsepower engines up to 5,500 horsepower for a wide variety of equipment in the mining, rail, defense, oil and gas, and commercial marine applications throughout the world. Across these markets, we have major customers in North America, Europe, China and the South Pacific.

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
Our customer base for our Power Systems offerings is highly diversified, with customer groups varying based on their power needs. India, China, Europe, Latin America and the Middle East are our largest geographic markets outside of North America.
In the markets served by our Power Systems segment, we compete with independent engine manufacturers as well as OEMs who manufacture engines for their own products. We compete with a variety of engine manufacturers and generator set assemblers across the world. Our primary competitors are CAT, MTU (Rolls Royce Power Systems Group) and Kohler/SDMO (Kohler Group), but we also compete with INNIO, FG Wilson (CAT group), Generac, Mitsubishi (MHI) and numerous regional generator set assemblers. Our alternator business competes globally with Marathon Electric and Meccalte, among others.
Electrified Power Segment
Our Electrified Power segment designs, manufactures, sells and supports electrified power systems ranging from fully electric to hybrid. We currently offer the Cummins PowerDrive series of fully electric and hybrid powertrain systems targeting various applications in the Class 4-8 commercial vehicle markets and are developing the Cummins Battery Electric System and the Cummins Hybrid Power Plug-In System for the urban bus market, which are expected to launch in 2019 and 2020, respectively. We also design and manufacture battery modules, packs and systems for commercial, industrial and material handling applications. We use a range of cell chemistries which are suitable for pure electric, hybrid and plug-in hybrid applications. In addition to electrified powertrains for urban buses, we intend to deliver product offerings to other markets as they adopt electric solutions, including, but not limited to, pick-up and delivery applications and industrial markets. We invest in and utilize our internal research and development capabilities, along with strategic acquisitions and partnerships, to meet our objectives.

We anticipate our customer base for Electrified Power offerings will be highly diversified, with customer groups varying by their power and range needs. We have secured a partnership with Gillig for our urban bus electrified powertrain in North America. Outside of North America, our largest anticipated geographic markets are Europe and China.

In the markets served by our Electrified Power segment, we compete with electric start-ups, vehicle manufacturers and vertically integrated OEMs. Our primary competitors include Proterra, Inc., Motiv Power Systems, Inc., Daimler, PACCAR, Volvo, Navistar, TRATON AG, BYD Company Limited, BAE Systems plc and Siemens AG.
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
Our equity income from these investees was as follows:

	Years ended December 31,
In millions	2018		2017			2016
Manufacturing entities
Beijing Foton Cummins Engine Co., Ltd.	$72	21%	$94		30%	$52		20%
Dongfeng Cummins Engine Company, Ltd.	58	17%	73		24%	46		18%
Chongqing Cummins Engine Company, Ltd.	51	15%	41		13%	38		15%
Cummins Westport, Inc.	28	8%	9	(1)	3%	11		4%
Dongfeng Cummins Emission Solutions Co., Ltd.	14	4%	13		4%	9		3%
Tata Cummins, Ltd.	14	4%	(7)	(1)	(2)%	6		2%
All other manufacturers	73	23%	56	(1)	18%	43		17%
Distribution entities
Komatsu Cummins Chile, Ltda.	26	8%	30		10%	34		13%
North American distributors	—	—%	—		—%	21	(2)	8%
All other distributors	—	—%	(1)		—%	—		—%
Cummins share of net income(3)	$336	100%	$308		100%	$260		100%
___________________________________________________________
(1) U.S. tax legislation passed in December 2017 decreased our equity earnings at certain equity investees, including a $7 million unfavorable impact to Cummins Westport, Inc. due to the remeasurement of deferred taxes and $15 million unfavorable impact to Tata Cummins, Ltd. and a $17 million unfavorable impact to "All other manufacturers" due to withholding tax adjustments on foreign earnings. See Note 4, "INCOME TAXES," to our Consolidated Financial Statements for additional information.
(2) During 2016, we acquired the remaining interests in the final unconsolidated North American Distributor joint venture.
(3) This total represents our share of net income of our equity investees and is exclusive of royalties and interest income from our equity investees. To see how this amount reconciles to "Equity, royalty and interest income from investees" in the Consolidated Statements of Income, see Note 3, "INVESTMENTS IN EQUITY INVESTEES," to our Consolidated Financial Statements for additional information.

Manufacturing Entities
Our manufacturing joint ventures have generally been formed with customers and are primarily intended to allow us to increase our market penetration in geographic regions, reduce capital spending, streamline our supply chain management and develop technologies. Our largest manufacturing joint ventures are based in China and are included in the list below. Our engine manufacturing joint ventures are supplied by our Components segment in the same manner as it supplies our wholly-owned Engine segment and Power Systems segment manufacturing facilities. Our Components segment joint ventures and wholly owned entities provide electronics, fuel systems, filtration, aftertreatment systems, turbocharger products and transmissions that are used with our engines as well as some competitors' products. The results and investments in our joint ventures in which we have 50 percent or less ownership interest (except for Eaton Cummins Automated Transmission Technologies joint venture discussed below) are included in “Equity, royalty and interest income from investees” and “Investments and advances related to equity method investees” in our Consolidated Statements of Income and Consolidated Balance Sheets, respectively.

•
Beijing Foton Cummins Engine Co., Ltd. - Beijing Foton Cummins Engine Co., Ltd. is a joint venture in China with Beiqi Foton Motor Co., Ltd., a commercial vehicle manufacturer, which consists of two distinct lines of business, a light-duty business and a heavy-duty business. The light-duty business produces our families of ISF 2.8 liter to 4.5 liter high performance light-duty diesel engines in Beijing. These engines are used in light-duty and medium duty commercial trucks, pick-up trucks, buses, multipurpose and sport utility vehicles with main markets in China, Brazil and Russia. Certain types of small construction equipment and industrial applications are also served by these engine families. The heavy-duty business produces the X11 and X12 high performance heavy-duty diesel engines in Beijing. These engines are used in heavy-duty commercial trucks in China and will be used by Cummins either directly sourced from China and/or locally assembled in other markets. Certain types of construction equipment and industrial applications are also served by these engine families.

•
Dongfeng Cummins Engine Company, Ltd. - Dongfeng Cummins Engine Company, Ltd. (DCEC) is a joint venture in China with Dongfeng Automotive Co. Ltd., a subsidiary of Dongfeng Motor Corporation, one of the largest medium-duty and heavy-duty truck manufacturers in China. DCEC produces Cummins 3.9 to 13-liter diesel engines, with a power range from 80 to 680 horsepower, and natural gas engines.

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

•
Tata Cummins, Ltd. - Tata Cummins, Ltd. is a joint venture in India with Tata Motors Ltd., the largest automotive company in India and a member of the Tata group of companies. This joint venture manufactures Cummins' 3.8 to 8.9-liter diesel engines in India with a power range from 75 to 400 horsepower for use in trucks manufactured by Tata Motors, as well as for various industrial and power generation applications.

Distribution Entity
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
In the third quarter of 2017, we formed the Eaton Cummins Automated Transmission Technologies joint venture, which was consolidated and included in our Components segment as the automated transmissions business. See Note 19, "ACQUISITIONS", to the Consolidated Financial Statements for additional information.

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
We use a category strategy process (a process designed to create the most value for the company) that reviews our long-term needs and guides decisions on what we make internally and what we purchase externally. For the items we decide to purchase externally, the strategies also identify the suppliers we should partner with long-term to provide the best technology, the lowest total cost and highest supply chain performance. We design and/or manufacture our strategic components used in or with our engines and power generation units, including cylinder blocks and heads, turbochargers, connecting rods, camshafts, crankshafts, filters, alternators, electronic and emissions controls, automated transmissions and fuel systems. We source externally purchased material and manufactured components from leading global suppliers. Many key suppliers are managed through long-term supply agreements that assure capacity, delivery, quality and cost requirements are met over an extended period. Approximately 20 percent of the direct material in our product designs are single sourced to external suppliers. We have an established sourcing strategy and supplier management process to evaluate and mitigate risk. These processes are leading us to determine our need for dual sourcing and increase our use of dual and parallel sources to minimize risk and increase supply chain responsiveness. Our current target for dual and parallel sourcing is approximately 90 percent of our direct material spend. As of December 31, 2018, our analysis indicates that we have approximately 80 percent of direct material spend with dual or parallel sources.
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
LARGEST CUSTOMERS
We have thousands of customers around the world and have developed long-standing business relationships with many of them. PACCAR is our largest customer, accounting for 15 percent of our consolidated net sales in 2018, 14 percent in 2017 and 13 percent in 2016. We have long-term supply agreements with PACCAR for our heavy-duty and mid-range engines. While a significant number of our sales to PACCAR are under long-term supply agreements, these agreements provide for particular engine requirements for specific vehicle models and not a specific volume of engines. PACCAR is our only customer accounting for more than 10 percent of our net sales in 2018. The loss of this customer or a significant decline in the production level of PACCAR vehicles that use our engines would have an adverse effect on our results of operations and financial condition. We have been an engine supplier to PACCAR for 74 years. A summary of principal customers for each operating segment is included in our segment discussion.
In addition to our agreement with PACCAR, we have long-term heavy-duty and medium-duty engine supply agreements with Navistar and Daimler. We also have an agreement with Fiat Chrysler to supply engines for its Ram trucks. Collectively, our net sales to these four customers, including PACCAR, were 35 percent of our consolidated net sales in 2018, 33 percent in 2017 and 33 percent in 2016. Excluding PACCAR, net sales to any single customer were less than 9 percent of our consolidated net sales in 2018, less than 7 percent in 2017 and less than 7 percent in 2016. These agreements contain standard purchase and sale agreement terms covering engine and engine parts pricing, quality and delivery commitments, as well as engineering product support obligations. The basic nature of our agreements with OEM customers is that they are long-term price and operations agreements that help assure the availability of our products to each customer through the duration of the respective agreements. Agreements with most OEMs contain bilateral termination provisions giving either party the right to terminate in the event of a material breach, change of control or insolvency or bankruptcy of the other party.
BACKLOG
We have supply agreements with some truck and off-highway equipment OEMs, however most of our business is transacted through open purchase orders. These open orders are historically subject to month-to-month releases and are subject to cancellation on reasonable notice without cancellation charges and therefore are not considered firm. At December 31, 2018, we did not have any significant backlogs.
RESEARCH AND DEVELOPMENT
In 2018, we continued to invest in future critical technologies and products. We will continue to make investments to improve our current technologies, meet future emission requirements around the world and improve fuel economy.
Our research and development program is focused on product improvements, product extensions, innovations and cost reductions for our customers. Research and development expenditures include salaries, contractor fees, building costs, utilities, testing, technical IT, administrative expenses and allocation of corporate costs and are expensed, net of contract reimbursements, when incurred. From time to time, we enter into agreements with customers and government agencies to fund a portion of the research and development costs of a particular project. We generally account for these reimbursements as an offset to the related research and development expenditure. Research and development expenses, net of contract reimbursements, were $894 million in 2018, $734 million in 2017 and $616 million in 2016. Contract reimbursements were$120 million, $137 million and $131 million in 2018, 2017 and 2016, respectively.
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
The highest level of accountability for Cummins’ climate-related risks and opportunities is with the Safety, Environment and Technology (SET) committee of the Board of Directors. The Action Committee for Environmental Sustainability meets monthly and reports to the Chairman and to the SET committee at least annually.
Our Sustainability Progress Report for 2017/2018 includes goal progress and other key environmental and climate metrics and targets. This and prior reports as well as a Data Book of more detailed environmental data in accordance with the Global Reporting Initiative's Standard core compliance designation are available on our website at www.cummins.com. Our annual submission to the Carbon Disclosure Project (CDP) is also available on the website. This submission provides information on our scenario planning exercise for climate and other risks as requested by CDP. These reports and data book are not incorporated into this Form 10-K by reference. We currently have the following environmental sustainability goals and commitments:

•	a product vision statement — "powering the future through product innovation that makes people's lives better and reduces our environmental footprint;"

•	partnering with customers to improve the fuel efficiency of our products in use, targeting an annual run-rate reduction of 3.5 million metric tons of CO2;

•	achieving a 32 percent energy intensity reduction from company facilities by 2020 (using a baseline year of 2010) and increasing the portion of electricity we use derived from renewable sources;

•	reducing direct water use by 50 percent adjusted for hours worked and achieving water neutrality at 15 sites by 2020;

•	increasing our recycling rate from 88 percent to 95 percent and achieving zero disposal at 30 sites by 2020; and

•	utilizing the most efficient methods and modes to move goods across our network to reduce carbon dioxide per kilogram of goods moved by 10 percent by 2020.
We continue to articulate our positions on key public policy issues and on a wide range of environmental issues. We are actively engaged with regulatory, industry and other stakeholder groups around the world as GHG and fuel efficiency standards become more prevalent globally. We were named in the Top 25 in Newsweek's 2018 Green Ranking of U.S. companies, as well as named to the Dow Jones North American Sustainability Index for the thirteenth consecutive year in 2018 and given the highest scores possible in the 2018 inaugural ESG rating from Institutional Investor Services.
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
In 2013, we certified to EPA's first ever GHG regulations for on-highway medium- and heavy-duty engines. Additionally, the EPA 2013 regulations added the requirement of on-board diagnostics, which were introduced on the ISX 15 in 2010, across the full on-highway product line while maintaining the same near-zero emission levels of NOx and particulate matter required in 2010. On-board diagnostics provide enhanced service capability with standardized diagnostic trouble codes, service tool interface, in-cab warning lamp and service information availability. The new GHG and fuel-efficiency regulations were required for all heavy-duty diesel and natural gas engines beginning in January 2014. Our GHG certification was the first engine certificate issued by the EPA and uses the same proven base engine with the XPI fuel system, variable geometry turbocharger (VGTTM) and Cummins aftertreatment system with DPF and SCR technology. Application of these engines and aftertreatment technologies continues in our products that comply with the 2017 GHG regulations.
The current EPA Tier 4 off-highway emission standards came into effect between the 2013 - 2015 time frame for all power categories. The current EU Stage V off-highway emission standards will come into effect between the 2019 - 2020 time frame for all power categories.  Engines designed for Tier 4 / Stage V standards were based on our extensive on-highway experience developing SCR, high pressure fuel systems, DPF and VGTTM.  Our products offer low fuel consumption, high torque rise and power output, extended maintenance intervals, reliable and durable operation and a long life to overhaul period, all while meeting the most stringent emission standards in the industrial market. Our off-highway products power multiple applications including construction, mining, marine, agriculture, rail, defense and oil and gas and serve a global customer base.
Other Environmental Statutes and Regulations
Expenditures for environmental control activities and environmental remediation projects at our facilities in the U.S. have not been a substantial portion of our annual expenses and are not expected to be material in 2019. We believe we are in compliance in all material respects with laws and regulations applicable to our plants and operations.
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
EMPLOYEES
At December 31, 2018, we employed approximately 62,610 persons worldwide. Approximately 21,460 of our employees worldwide are represented by various unions under collective bargaining agreements that expire between 2019 and 2022.
AVAILABLE INFORMATION
We file annual, quarterly and current reports, proxy statements and other information electronically with the Securities and Exchange Commission (SEC). The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that Cummins files electronically with the SEC. The SEC's internet site is www.sec.gov.
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
We also have a Corporate Governance webpage. You can access our Governance Documents webpage through our internet site, www.cummins.com, by clicking on the heading "About" followed by "Corporate Governance" and then the "Cummins Governance Documents" link. Code of Conduct, Committee Charters and other governance documents are included at this site. Our Code of Conduct applies to all employees, regardless of their position or the country in which they work. It also applies to the employees of any entity owned or controlled by us. We will post any amendments to the Code of Conduct and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange LLC (NYSE), on our internet site. The information on our internet site is not incorporated by reference into this report.

EXECUTIVE OFFICERS OF THE REGISTRANT
Following are the names and ages of our executive officers, their positions with us at January 31, 2019 and summaries of their backgrounds and business experience:

Name and Age	Present Cummins Inc. position and year appointed to position	Principal position during the past five years other than Cummins Inc. position currently held
N. Thomas Linebarger (56)	Chairman of the Board of Directors and Chief Executive Officer (2012)
Richard J. Freeland (61)	Director, President and Chief Operating Officer (2014)	Vice President and President— Engine Business (2010-2014)
Sherry A. Aaholm (56)	Vice President—Chief Information Officer (2013)
Peter W. Anderson (52)	Vice President—Global Supply Chain and Manufacturing (2017)	Principal/Partner, Ernst & Young LLP (2006-2017)
Sharon R. Barner (61)	Vice President—General Counsel (2012)
Steven M. Chapman (64)	Group Vice President—China and Russia (2009)
Christopher C. Clulow (47)	Vice President - Corporate Controller (2017)	Controller, Components Segment (2015-2017) Executive Director—Heavy, Medium and Light Duty Finance (2011-2015)
Jill E. Cook (55)	Vice President—Chief Human Resources Officer (2003)
Tracy A. Embree (45)	Vice President and President— Components Group (2015)	Vice President and President— Turbo Technologies (2012-2014)
Thaddeus B. Ewald (51)	Vice President—Corporate Strategy and Business Development (2010)
Donald G. Jackson (49)	Vice President—Treasurer (2015)	Executive Director—Assistant Treasurer (2013-2015)
Norbert Nusterer (50)	Vice President and President—Power Systems (2016)	Vice President—New and ReCon Parts (2011-2016)
Mark J. Osowick (51)	Vice President—Human Resources Operations (2014)	Executive Director—Human Resources, Components Segment & India ABO (2010-2014)
Srikanth Padmanabhan (54)	Vice President and President—Engine Business (2016)	Vice President—Engine Business (2014-2016) Vice President and General Manager—Cummins Emission Solutions (2008-2014)
Marya M. Rose (56)	Vice President—Chief Administrative Officer (2011)
Jennifer Rumsey (45)	Vice President—Chief Technical Officer (2015)	Vice President—Engineering, Engine Business (2014-2015) Vice President—Heavy, Medium and Light Duty Engineering (2013-2014)
Livingston L. Satterthwaite (58)	Vice President and President—Distribution Business (2015)	Vice President and President—Power Generation (2008-2015)
Mark A. Smith (51)	Vice President—Financial Operations (2016)	Vice President—Investor Relations and Business Planning and Analysis (2014-2016) Executive Director—Investor Relations (2011-2014)

Patrick J. Ward (55)	Vice President—Chief Financial Officer (2008)
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
A sustained slowdown or significant downturn in our markets could materially and adversely affect our results of operations, financial condition and cash flows.
Many of our on- and off-highway markets are cyclical in nature and experience volatility in demand throughout these cycles. Although in 2018 we experienced demand growth in most of our North American on-highway and certain off-highway markets and continued strong demand in Chinese markets, as well as growth in many of our other international markets, if the North American or Chinese markets suffer a significant downturn or if a slower pace of economic growth and weaker demand in our other significant international markets were to occur, depending upon the length, duration and severity of the slowdown, our results of operations, financial condition and cash flows would likely have a materially adverse impact.
Our truck manufacturers and OEM customers may discontinue outsourcing their engine supply needs.
Several of our engine customers, including PACCAR, Volvo, Navistar, Fiat Chrysler, Daimler, Dongfeng and Tata, are truck manufacturers or OEMs that manufacture engines for some of their own vehicles. Despite their own engine manufacturing abilities, these customers have historically chosen to outsource certain types of engine production to us due to the quality of our engine products, our emission compliance capabilities, our systems integration, their customers' preferences, their desire for cost reductions, their desire for eliminating production risks and their desire to maintain company focus. However, there can be no assurance that these customers will continue to outsource, or outsource as much of, their engine production in the future. In fact, several of these customers have expressed their intention to significantly increase their own engine production and to decrease engine purchases from us. In addition, increased levels of OEM vertical integration could result from a number of factors, such as shifts in our customers' business strategies, acquisition by a customer of another engine manufacturer, the inability of third-party suppliers to meet product specifications and the emergence of low-cost production opportunities in foreign countries. Any significant reduction in the level of engine production outsourcing from our truck manufacturer or OEM customers could have a material adverse effect on our results of operations, financial condition and cash flows.
The development of new technologies may materially reduce the demand for our current products and services.
We are investing in new products and technologies, including electrified powertrains, for planned introduction into certain existing and new markets.  Given the early stages of development of some of these new products and technologies, there can be no guarantee of the future market acceptance and investment returns with respect to these planned products.  The increased adoption of electrified powertrains in some market segments could result in lower demand for current diesel or natural gas engines and components and, over time, reduce the demand for related parts and service revenues from diesel or natural gas powertrains. Furthermore, it is possible that we may not be successful in developing segment-leading electrified powertrains and some of our existing customers could choose to develop their own electrified or alternate fuel powertrains, or source from other manufacturers, and any of these factors could have a materially adverse impact our results of operations, financial condition and cash flows.
Our products are subject to extensive statutory and regulatory requirements that can significantly increase our costs and, along with increased scrutiny from regulatory agencies and unpredictability in the adoption, implementation and enforcement of increasingly stringent emission standards by multiple jurisdictions around the world, could have a materially adverse impact on our results of operations, financial condition and cash flows.
Our engines are subject to extensive statutory and regulatory requirements governing emissions and noise, including standards imposed by the EPA, the EU, state regulatory agencies (such as the CARB) and other regulatory agencies around the world. Regulatory agencies are making certification and compliance with emissions and noise standards more stringent and subjecting diesel engine products to an increasing level of scrutiny. The discovery of noncompliance issues could have a materially adverse impact on our results of operations, financial condition and cash flows.
Developing engines and components to meet more stringent and changing regulatory requirements, with different implementation timelines and emission requirements, makes developing engines efficiently for multiple markets complicated and could result in substantial additional costs that may be difficult to recover in certain markets. While we have met previous deadlines, our ability to comply with existing and future regulatory standards will be essential for us to maintain our competitive advantage in the engine markets we serve. The successful development and introduction of new and enhanced products in order to comply with new regulatory requirements are subject to other risks, such as delays in product development, cost over-runs and unanticipated technical and manufacturing difficulties.
In addition to these risks, the nature and timing of government implementation and enforcement of increasingly stringent emission standards in our worldwide markets are unpredictable and subject to change. Any delays in implementation or enforcement could result in a loss of our competitive advantage and could have a materially adverse impact on our results of operations, financial condition and cash flows.
Our products are subject to recall for performance or safety-related issues.
Our products are subject to recall for performance or safety-related issues. Product recalls subject us to reputational risk, loss of current and future customers, reduced revenue and product recall costs. Product recall costs are incurred when we decide, either voluntarily or involuntarily, to recall a product through a formal campaign to solicit the return of specific products due to a known or suspected performance issue. Any significant product recalls could have material adverse effects on our results of operations, financial condition and cash flows. See Note 9, "PRODUCT WARRANTY LIABILITY" to the Consolidated Financial Statements for additional information.
We operate our business on a global basis and policy changes affecting international trade could adversely impact the demand for our products and our competitive position.

We manufacture, sell and service products globally and rely upon a global supply chain to deliver the raw materials, components, systems and parts that we need to manufacture and service our products. Changes in government policies on foreign trade and investment can affect the demand for our products and services, cause non-U.S. nationals to shift preferences toward domestically manufactured or branded products and impact the competitive position of our products or prevent us from being able to sell products in certain countries. Our business benefits from free trade agreements, such as the new United States-Mexico-Canada Agreement and the U.S. trade relationship with China, and efforts to withdraw from, or substantially modify such agreements or arrangements, in addition to the implementation of more restrictive trade policies, such as more detailed inspections, higher tariffs (including, but not limited to, additional tariffs on the import of steel or aluminum) import or export licensing requirements, exchange controls or new barriers to entry, could adversely impact our production costs, customer demand and our relationships with customers and suppliers. Any of these consequences could have a material adverse effect on our results of operations, financial condition and cash flows.
The United Kingdom’s decision to end its membership in the European Union could materially and adversely impact our results of operations, financial condition and cash flows.
In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union (EU) in a national referendum (BREXIT). Additionally, the results of the United Kingdom’s BREXIT has caused, and may continue to cause, volatility in global stock markets, currency exchange rate fluctuations and global economic uncertainty. Although it is unknown what the terms of the United Kingdom’s future relationship with the EU will be, it is possible that there will be higher tariffs or greater restrictions on imports and exports between the United Kingdom and the EU and increased regulatory complexities. The effects of BREXIT will depend on any agreements the United Kingdom makes to retain access to EU markets either during a transitional period or on a permanent basis. These measures could potentially disrupt our supply chain, access to human capital and some of our target markets and jurisdictions in which we operate, and adversely change tax benefits or liabilities in these or other jurisdictions. In addition, BREXIT could lead to legal uncertainty and potentially divergent national laws and regulations, including with respect to emissions and similar certifications granted to us by the EU, as the United Kingdom determines which EU laws to replace or replicate. Any of these effects of BREXIT, among others, could have a materially adverse impact on our results of operations, financial condition and cash flows.
Lower-than-anticipated market acceptance of our new or existing products or services, including reductions in demand for diesel engines, could have a materially adverse impact on our results of operations, financial condition and cash flows.
Although we conduct market research before launching new or refreshed engines and introducing new services, many factors both within and outside our control affect the success of new or existing products and services in the marketplace. Offering engines and services that customers desire and value can mitigate the risks of increasing price competition and declining demand, but products and services that are perceived to be less than desirable (whether in terms of price, quality, overall value, fuel efficiency or other attributes) can exacerbate these risks. With increased consumer interconnectedness through the internet, social media and other media, mere allegations relating to poor quality, safety, fuel efficiency, corporate responsibility or other key attributes can negatively impact our reputation or market acceptance of our products or services, including with respect to the demand for diesel engines, even if such allegations prove to be inaccurate or unfounded.

A slowdown in infrastructure development and/or depressed commodity prices could adversely affect our business.
Infrastructure development and strong commodity prices have been significant drivers of our historical growth, but as the pace of investment in infrastructure slowed in recent years (especially in China and Brazil), commodity prices were significantly lower and demand for our products in off-highway markets was weak. Weakness in commodity prices, such as oil, gas and coal, adversely impacted mining industry participants’ demand for vehicles and equipment that contain our engines and other products over the past several years. Although many of our off-highway markets began to recover in 2017 and 2018, additional deterioration, or renewed weakness, in infrastructure and commodities markets could adversely affect our customers’ demand for vehicles and equipment and, as a result, could adversely affect our business.
We are vulnerable to supply shortages from single-sourced suppliers.
During 2018, we single sourced approximately 20 percent of the total types of parts in our product designs, compared to approximately 20 percent in 2017. Any delay in our suppliers' deliveries may adversely affect our operations at multiple manufacturing locations, forcing us to seek alternative supply sources to avoid serious disruptions. Delays may be caused by factors affecting our suppliers (including capacity constraints, labor disputes, economic downturns, availability of credit, the impaired financial condition), suppliers' allocations to other purchasers, weather emergencies, natural disasters or acts of war or terrorism. Any extended delay in receiving critical supplies could impair our ability to deliver products to our customers and adversely affect our results of operations, financial condition and cash flows.
Our information technology systems and our products are exposed to potential security breaches or other disruptions which may adversely impact our competitive position, reputation, results of operations, financial condition and cash flows.
We rely on the capacity, reliability and security of our information technology systems and data security infrastructure in connection with various aspects of our business activities. We also rely on our ability to expand and continually update these systems and related infrastructure in response to the changing needs of our business. As we implement new systems, they may not perform as expected. We face the challenge of supporting our older systems and implementing necessary upgrades. In addition, some of these systems are managed by third party service providers and are not under our direct control. If we experience a problem with an important information technology system, including during system upgrades and/or new system implementations, the resulting disruptions could have an adverse effect on our business and reputation. As customers adopt and rely on cloud-based digital technologies and services we offer, any disruption of the confidentiality, integrity or availability of those services could have an adverse effect on our business and reputation.
The data handled by our information technology systems is vulnerable to security threats. Our operations routinely involve receiving, storing, processing and transmitting sensitive information pertaining to our business, customers, dealers, suppliers, employees and other sensitive matters. Information technology security threats, such as security breaches, computer malware, computer viruses and other "cyber attacks," which are increasing in both frequency and sophistication, along with power outages or hardware failures, could result in unauthorized public disclosures of information and create financial liability, subject us to legal or regulatory sanctions, disrupt our ability to conduct our business or damage our reputation with customers, dealers, suppliers and other stakeholders. In addition, our products, including our engines, contain interconnected and increasingly complex systems that control various processes and these systems are potentially subject to "cyber attacks" and disruption. The impact of a significant information technology event on either of our information technology systems or our products could have a material adverse effect on our competitive position, reputation, results of operations, financial condition and cash flows.
Financial distress or a change-in-control of one of our large truck OEM customers could have a materially adverse impact on our results of operations, financial condition and cash flows.
We recognize significant sales of engines and components to a few large on-highway truck OEM customers in North America which have been an integral part of our positive business results for several years. If one of our large truck OEM customers experiences financial distress, bankruptcy or a change-in-control, such circumstance could likely lead to significant reductions in our sales volumes, commercial disputes, receivable collection issues, and other negative consequences that could have a material adverse impact on our results of operations, financial condition and cash flows.
We derive significant earnings from investees that we do not directly control, with more than 50 percent of these earnings from our China-based investees.
For 2018, we recognized $394 million of equity, royalty and interest income from investees, compared to $357 million in 2017. Approximately half of our equity, royalty and interest income from investees is from four of our 50 percent owned joint ventures in China - Beijing Foton Cummins Engine Co., Ltd., Dongfeng Cummins Engine Company, Ltd., Chongqing Cummins Engine Company, Ltd.and Dongfeng Cummins Emission Solutions Co. Ltd. As a result, although a significant percentage of our net income is derived from these unconsolidated entities, we do not unilaterally control their management or their operations, which puts a substantial portion of our net income at risk from the actions or inactions of these entities. A significant reduction in the level of contribution by these entities to our net income would likely have a material adverse effect on our results of operations and cash flows.
Our plan to reposition our portfolio of product offerings through exploration of strategic acquisitions and divestitures may expose us to additional costs and risks.
Part of our strategic plan is to improve our revenue growth, gross margins and earnings by exploring the repositioning of our portfolio of product line offerings through the pursuit of potential strategic acquisitions and/or divestitures to provide future strategic, financial and operational benefits and improve shareholder value. There can be no assurance that we will be able to identify suitable candidates or consummate these transactions on favorable terms. The successful identification and completion of any strategic transaction depends on a number of factors that are not entirely within our control, including the availability of suitable candidates and our ability to negotiate terms acceptable to all parties involved, conclude satisfactory agreements and obtain all necessary regulatory approvals. Accordingly, we may not be able to successfully negotiate and complete specific transactions. The exploration, negotiation and consummation of strategic transactions may involve significant expenditures by us, which may adversely affect our results of operations at the time such expenses are incurred, and may divert management’s attention from our existing business. Strategic transactions also may have adverse effects on our existing business relationships with suppliers and customers.

If required, the financing for strategic acquisitions could result in an increase in our indebtedness, dilute the interests of our shareholders or both. Any acquisition may not be accretive to us for a significant period of time following the completion of such acquisition. Also, our ability to effectively integrate any potential acquisition into our existing business and culture may not be successful, which could jeopardize future financial and operational performance for the combined businesses. In addition, if an acquisition results in any additional goodwill or increase in other intangible assets on our balance sheet and subsequently becomes impaired, we would be required to record a non-cash impairment charge, which could result in a material adverse effect on our financial condition, results of operations and cash flows.

Similarly, any strategic divestiture of a product line or business may reduce our revenue and earnings, reduce the diversity of our business, result in substantial costs and expenses and cause disruption to our employees, customers, vendors and communities in which we operate.
We may fail to realize all of the expected enhanced revenue, earnings and cash flow from our investment in the Eaton Cummins Automated Transmission Technologies joint venture.

Our ability to realize all of the expected enhanced revenue, earnings, and cash flow from our 2017 investment in the Eaton Cummins Automated Transmission Technologies joint venture will depend, in substantial part, on our ability to successfully launch the automated transmission products in North America and achieve our projected market penetration. While we believe we will ultimately achieve these objectives, it is possible that we will be unable to achieve all of the goals within our anticipated time frame or in the anticipated amounts. If we are not able to successfully complete our automated transmission strategy, the anticipated enhanced revenue, earnings, and cash flows resulting from this joint venture may not be realized fully or may take longer to realize than expected.

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
The markets in which we operate are highly competitive. We compete worldwide with a number of other manufacturers and distributors that produce and sell similar products. We primarily compete in the market with diesel engines and related diesel products; however, new technologies continue to be developed for gasoline, natural gas, electrification and other technologies and we will continue to face new competition from these expanding technologies. Our products primarily compete on the basis of price, performance, fuel economy, emissions compliance, speed of delivery, quality and customer support. We also face competitors in some emerging markets who have established local practices and long standing relationships with participants in these markets. There can be no assurance that our products will be able to compete successfully with the products of other companies and in other markets.

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

We conduct operations in many areas of the world involving transactions denominated in a variety of currencies. We are subject to foreign currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenues. In addition, since our financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our results of operations, financial condition and cash flows. The U.S. dollar strengthened in recent years resulting in material unfavorable impacts on our revenues in those years. If the U.S. dollar continues strengthening against other currencies, we will experience additional volatility in our financial statements.

While we customarily enter into financial transactions that attempt to address these risks and many of our supply agreements with customers include foreign currency exchange rate adjustment provisions, there can be no assurance that foreign currency exchange rate fluctuations will not adversely affect our future results of operations and cash flows. In addition, while the use of currency hedging instruments may provide us with some protection from adverse fluctuations in foreign currency exchange rates, by utilizing these instruments we potentially forego the benefits that might result from favorable fluctuations in foreign currency exchange rates.

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

Our businesses establish prices with our customers in accordance with contractual time frames; however, the timing of material and commodity market price increases may prevent us from passing these additional costs on to our customers through timely pricing actions. Additionally, higher material and commodity costs around the world may offset our efforts to reduce our cost structure. While we customarily enter into financial transactions and contractual pricing adjustment provisions with our customers that attempt to address some of these risks (notably with respect to copper, platinum and palladium), there can be no assurance that commodity price fluctuations will not adversely affect our results of operations and cash flows. In addition, while the use of commodity price hedging instruments and contractual pricing adjustments may provide us with some protection from adverse fluctuations in commodity prices, by utilizing these instruments we potentially forego the benefits that might result from favorable fluctuations in price. As a result, higher material and commodity costs, as well as hedging these commodity costs during periods of decreasing prices, could result in declining margins.

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
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (Tax Legislation) and all adjustments to the 2017 estimates were incorporated into our financial results in 2018. There continues to be a risk that states or foreign jurisdictions may amend their tax laws in response to the Tax Legislation, which could have a material impact on our future results.
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
Due to the international scope of our operations, we are subject to a complex system of commercial and trade regulations around the world. Recent years have seen an increase in the development and enforcement of laws regarding trade compliance and anti-corruption, such as the U.S. Foreign Corrupt Practices Act and similar laws from other countries, as well as new regulatory requirements regarding data privacy, such as the European Union General Data Protection Regulation. Our numerous foreign subsidiaries, affiliates and joint venture partners are governed by laws, rules and business practices that differ from those of the U.S. The activities of these entities may not comply with U.S. laws or business practices or our Code of Business Conduct. Violations of these laws may result in severe criminal or civil sanctions, could disrupt our business, and result in an adverse effect on our reputation, business and results of operations, financial condition and cash flows. We cannot predict the nature, scope or effect of future regulatory requirements to which our operations might be subject or the manner in which existing laws might be administered or interpreted.
We face the challenge of accurately aligning our capacity with our demand.
We can experience capacity constraints and longer lead times for certain products in times of growing demand while we can also experience idle capacity as economies slow or demand for certain products decline. Accurately forecasting our expected volumes and appropriately adjusting our capacity have been, and will continue to be, important factors in determining our results of operations and cash flows. We cannot guarantee that we will be able to increase manufacturing capacity to a level that meets demand for our products, which could prevent us from meeting increased customer demand and could harm our business. However, if we overestimate our demand and overbuild our capacity, we may have significantly underutilized assets and we may experience reduced margins. If we do not accurately align our manufacturing capabilities with demand it could have a material adverse effect on our results of operations, financial condition and cash flows.
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
Future bans or limitations on the use of diesel-powered vehicles or other applications could have a materially adverse impact on our business over the long term.
In an effort to limit greenhouse gas emissions and combat climate change, multiple countries and cities have announced that they plan to implement a ban on the use in their cities or countries of diesel-powered products in the near or distant future. These countries include China, India and Germany. In addition, California government officials have called for the state to phase out sales of diesel-powered vehicles by 2040. To the extent that these types of bans are actually implemented in the future on a broad basis, or in one or more of our key markets, our business over the long-term could experience materially adverse impacts.
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
At December 31, 2018, we employed approximately 62,610 persons worldwide. Approximately 21,460 of our employees worldwide are represented by various unions under collective bargaining agreements that expire between 2019 and 2022. While we have no reason to believe that we will be materially impacted by work stoppages or other labor matters, there can be no assurance that future issues with our labor unions will be resolved favorably or that we will not encounter future strikes, work stoppages, or other types of conflicts with labor unions or our employees. Any of these consequences may have an adverse effect on us or may limit our flexibility in dealing with our workforce. In addition, many of our customers and suppliers have unionized work forces. Work stoppages or slowdowns experienced by our customers or suppliers could result in slowdowns or closures that would have a material adverse effect on our results of operations, financial condition and cash flow.

Our financial statements are subject to changes in accounting standards that could adversely impact our profitability or financial position.
Our financial statements are subject to the application of generally accepted accounting principles (GAAP) in the United States of America, which are periodically revised and/or expanded. Accordingly, from time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board. Recently, accounting standard setters issued new guidance which further interprets or seeks to revise accounting pronouncements related to lease accounting as well as to issue new standards expanding disclosures. The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in our annual and quarterly reports on Form 10-K and Form 10-Q. An assessment of proposed standards is not provided, as such proposals are subject to change through the exposure process and, therefore, their effects on our financial statements cannot be meaningfully assessed. It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our reported results of operations and financial position.
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
Mexico: San Luis Potosi
Romania: Craiova
U.K.: Daventry, Stamford
Nigeria: Lagos

Electrified Power	Indiana: Columbus
In addition, engines and engine components are manufactured by joint ventures or independent licensees at manufacturing plants in the U.S., China, India, Russia, Japan, Sweden and Mexico.
Distribution Facilities
The principal distribution facilities that serve all of our segments are located in the following locations:

U.S. Facilities	Facilities Outside the U.S.
California: Irvine	Australia: Scoresby
Colorado: Henderson	Belgium: Mechelen
Georgia: Atlanta	Canada: Montreal,Vancouver
Michigan: New Hudson	China: Beijing
Minnesota: White Bear Lake	Germany: Gross-Gerau
Tennessee: Memphis	Holland: Dordrecht
Texas: Dallas	India: Pune
Japan: Tokyo
Russia: Moscow
South Africa: Johannesburg
U.K.: Wellingborough

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
Turkey: Izmir
U.K.: London, Stockton
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
The matters described under "Loss Contingency" in Note 9, "PRODUCT WARRANTY LIABILITY," to the Consolidated Financial Statements are incorporated herein by reference.
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
ITEM 4.    Mine Safety Disclosures
Not Applicable.

PART II
ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a)   Our common stock is listed on the NYSE under the symbol "CMI." For other matters related to our common stock and shareholders' equity, see Note 14, "SHAREHOLDERS' EQUITY," to the Consolidated Financial Statements.
(b)   Use of proceeds—not applicable.
(c)   The following information is provided pursuant to Item 703 of Regulation S-K:

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1 - November 4	1,441,542	$137.97	1,441,542	80,751
November 5 - December 2	740,384	145.34	735,907	78,448
December 3 - December 31	406,164	135.90	404,859	85,313
Total	2,588,090	139.75	2,582,308
_____________________________________________________________
(1) Shares purchased represent shares under our Key Employee Stock Investment Plan established in 1969 (there is no maximum repurchase limitation in this plan) and our Board of Directors authorized share repurchase program.
(2) These values reflect the sum of shares held in loan status under our Key Employee Stock Investment Plan. The repurchase program authorized by the Board of Directors does not limit the number of shares that may be purchased and were excluded from this column. The dollar value remaining available for future purchases under the 2018 program as of December 31, 2018, was $1.9 billion.
In October 2018, our Board of Directors authorized the acquisition of up to $2 billion of additional common stock upon completion of the 2016 repurchase plan. In December 2016, our Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon completion of the 2015 repurchase plan. During the three months ended December 31, 2018, we repurchased $167 million of common stock under the 2016 Board of Directors authorized plan, completing this program, and repurchased $94 million of common stock under the 2018 authorization.
During the three months ended December 31, 2018, we repurchased 5,782 shares of common stock from employees in connection with the Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock on an installment basis up to an established credit limit. Loans are issued for five-year terms at a fixed interest rate established at the date of purchase and may be refinanced after their initial five-year period for an additional five-year period. Participants must hold shares for a minimum of six months from date of purchase. If the shares are sold before the loan is paid off, the employee must wait six months before another share purchase may be made. We hold participants’ shares as security for the loans and would, in effect, repurchase shares if the participant defaulted in repayment of the loan. There is no maximum amount of shares that we may purchase under this plan.

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
The following graph compares the cumulative total shareholder return on our common stock for the last five years with the cumulative total return on the S&P 500 Index and an index of peer companies selected by us. Our peer group includes BorgWarner Inc., Caterpillar, Inc., Daimler AG, Deere & Company, Donaldson Company Inc., Eaton Corporation, Emerson Electric Co., Fortive Corporation, W.W. Grainger Inc., Honeywell International, Illinois Tool Works Inc., Navistar, PACCAR, Parker-Hannifin Corporation, Textron Inc. and Volvo AB. Each of the measures of cumulative total return assumes reinvestment of dividends. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
AMONG CUMMINS INC., S&P 500 INDEX AND CUSTOM PEER GROUP

ASSUMES $100 INVESTED ON DECEMBER 31, 2013
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2018

ITEM 6.    Selected Financial Data
The selected financial information presented below for each of the last five years ended December 31, beginning with 2018, was derived from our Consolidated Financial Statements. This information should be read in conjunction with our Consolidated Financial Statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

In millions, except per share amounts	2018	2017	2016	2015	2014
For the years ended December 31,
Net sales	$23,771	$20,428	$17,509	$19,110	$19,221
U.S. percentage of sales	56%	54%	54%	56%	52%
Non-U.S. percentage of sales	44%	46%	46%	44%	48%
Gross margin (1)	5,737	5,100	4,458	4,947	4,861
Research, development and engineering expenses(1)	902	754	637	735	754
Equity, royalty and interest income from investees	394	357	301	315	370
Interest expense	114	81	69	65	64
Net income attributable to Cummins Inc.(2)	2,141	999	1,394	1,399	1,651
Earnings per common share attributable to Cummins Inc.(3)
Basic	$13.20	$5.99	$8.25	$7.86	$9.04
Diluted	13.15	5.97	8.23	7.84	9.02
Cash dividends declared per share	4.44	4.21	4.00	3.51	2.81
Net cash provided by operating activities(4)	$2,378	$2,277	$1,939	$2,065	$2,283
Capital expenditures	709	506	531	744	743
At December 31,
Cash and cash equivalents	$1,303	$1,369	$1,120	$1,711	$2,301
Total assets	19,062	18,075	15,011	15,134	15,764
Long-term debt(5)	1,597	1,588	1,568	1,576	1,577
Total equity(6)	8,259	8,164	7,174	7,750	8,093
_____________________________________________________________
(1) In 2018, we adopted the standard related to pension and other postretirement benefit costs resulting in reclassification of balances between Cost of sales, Selling, general and administrative expenses, Research, development and engineering expenses and Other income, net. Reclassifications resulted in an increase in gross margin of $10 million and $6 million and an increase in Research, development and engineering expenses of $2 million and $1 million for the years ended December 31, 2017 and 2016, respectively. Reclassifications were not made for the years ended December 31, 2015 and 2014 as the changes were immaterial.
(2) For the year ended December 31, 2018, net income attributable to Cummins Inc. was reduced by $39 million due to Tax Legislation. For the year ended December 31, 2017, net income attributable to Cummins Inc. was reduced by $777 million due to Tax Legislation. For the year ended December 31, 2016, net income attributable to Cummins Inc. included a $138 million charge for a loss contingency ($74 million net of favorable variable compensation impact and after-tax). For the year ended December 31, 2015, net income attributable to Cummins Inc. included $211 million for an impairment of light-duty diesel assets ($133 million after-tax), $90 million of restructuring actions and other charges ($61 million after-tax) and a $60 million charge for a loss contingency ($38 million after-tax). For the year ended December 31, 2014, net income attributable to Cummins Inc. included $32 million of restructuring and other charges ($21 million after-tax) for operating actions related to the Power Systems segment.
(3) For the year ended December 31, 2018 results for basic and diluted earnings per share were reduced by $0.24 due to Tax Legislation. For the year ended December 31, 2017 results for basic and diluted earnings per share were reduced by $4.66 per share and $4.65 per share, respectively, due to Tax Legislation.
(4) In 2017, we adopted new rules related to accounting for stock compensation which resulted in a net reclassification of $4 million, $6 million and $17 million of compensation payments from operating to financing activities for the years ended December 31, 2016, 2015 and 2014, respectively.
(5) In 2015, we adopted new rules related to balance sheet debt issuance costs, which resulted in the reclassification of our December 31, 2014, debt balance, reducing our long-term debt by $12 million.
(6) For the years ended December 31, 2018, 2017, 2016, 2015 and 2014, we recorded non-cash charges (credits) to equity of ($74) million, ($28) million, $65 million, $63 million and $78 million, respectively, to record net actuarial losses (gains) associated with the valuation of our pension plans. These losses (gains) include the effects of market conditions on our pension trust assets and the effects of economic factors on the valuation of the pension liability. For the years ended December 31, 2018, 2017, 2016, 2015 and 2014, we recorded non-cash charges (credits) to equity of $326 million, ($315) million, $431 million, $290 million and $227 million, respectively, to record unrealized losses (gains) associated with the foreign currency translation adjustments.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
ORGANIZATION OF INFORMATION
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) was prepared to provide the reader with a view and perspective of our business through the eyes of management and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes to those financial statements. Our MD&A is presented in the following sections:

•	EXECUTIVE SUMMARY AND FINANCIAL HIGHLIGHTS

•	2019 OUTLOOK

•	RESULTS OF OPERATIONS

•	OPERATING SEGMENT RESULTS

•	LIQUIDITY AND CAPITAL RESOURCES

•	CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

•	APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

•	RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
EXECUTIVE SUMMARY AND FINANCIAL HIGHLIGHTS
We are a global power leader that designs, manufactures, distributes and services diesel and natural gas engines and powertrain-related component products, including filtration, aftertreatment, turbochargers, fuel systems, controls systems, air handling systems, transmissions, electric power generation systems, batteries and electrified power systems. We sell our products to original equipment manufacturers (OEMs), distributors, dealers and other customers worldwide. We have long-standing relationships with many of the leading manufacturers in the markets we serve, including PACCAR Inc, Navistar International Corporation, Daimler Trucks North America and Fiat Chrysler Automobiles (Chrysler). We serve our customers through a network of approximately 600 wholly-owned and independent distributor locations and over 7,600 dealer locations in more than 190 countries and territories.
Our reportable operating segments consist of Engine, Distribution, Components, Power Systems and Electrified Power. This reporting structure is organized according to the products and markets each segment serves. The Engine segment produces engines (15 liters and less in size) and associated parts for sale to customers in on-highway and various off-highway markets. Our engines are used in trucks of all sizes, buses and recreational vehicles, as well as in various industrial applications, including construction, agriculture, power generation systems and other off-highway applications. The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets and service parts, as well as performing service and repair activities on our products and maintaining relationships with various OEMs throughout the world. The Components segment sells filtration products, aftertreatment systems, turbochargers, electronics, fuel systems and transmissions. The Power Systems segment is an integrated power provider, which designs, manufactures and sells engines (16 liters and larger) for industrial applications (including mining, oil and gas, marine and rail), standby and prime power generator sets, alternators and other power components.
We formed the Electrified Power segment, effective January 1, 2018, which designs, manufactures, sells and supports electrified power systems ranging from fully electric to hybrid solutions along with innovative components and subsystems to serve all our markets as they adopt electrification, meeting the needs of our OEM partners and end customers.We currently offer the Cummins PowerDrive series of fully electric and hybrid powertrain systems targeting various applications in the Class 4-8 commercial vehicle markets and are developing the Cummins Battery Electric System and the Cummins Hybrid Power Plug-In System for the urban bus market, which are expected to launch in 2019 and 2020, respectively. We also design and manufacture battery modules, packs and systems for commercial, industrial and material handling applications. We use a range of cell chemistries which are suitable for pure electric, hybrid and plug-in hybrid applications. In addition to electrified powertrains for urban buses, we intend to deliver product offerings to other markets as they adopt electric solutions, including, but not limited to, pick-up and delivery applications and industrial markets. We invest in and utilize our internal research and development capabilities, along with strategic acquisitions and partnerships, to meet our objectives.

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
Worldwide revenues improved 16 percent in 2018 compared to 2017, with all operating segments reporting higher sales. Net sales in the United States (U.S.) and Canada improved by 19 percent primarily due to increased demand in the North American on-highway markets (primarily in the heavy- and medium-duty truck markets), increased demand in all of our distribution product lines, sales from the automated transmission business acquired during the third quarter of 2017 and increased industrial demand (especially in oil and gas and construction markets). International demand growth (excludes the U.S. and Canada) in 2018 improved international net sales by 12 percent compared to 2017, with sales up in most of our markets, especially in Europe, Asia Pacific, Latin America, China and India. The increase in international sales was primarily due to increased demand in industrial markets (especially construction and mining markets in China and Europe), increased on-highway demand (especially in Brazil, Europe and India), increased demand in our distribution business (especially in Western Europe, Asia Pacific and China) and increased demand for power generation equipment (primarily in the Middle East, Asia Pacific and China).
Effective January 1, 2018, we changed our segment measure of profitability to EBITDA (defined as earnings before interest expense, income taxes, noncontrolling interests, depreciation and amortization) as a primary basis for the Chief Operating Decision Maker to evaluate the performance of each of our operating segments. EBITDA assists investors and debt holders in comparing our performance on a consistent basis without regard for depreciation and amortization, which can vary significantly depending upon many factors. Prior periods have been revised to reflect the current presentation. Segment amounts exclude certain expenses not specifically identifiable to segments. The following tables contain sales and EBITDA by operating segment for the years ended December 31, 2018 and 2017. See the section titled "OPERATING SEGMENT RESULTS" for a more detailed discussion of net sales and EBITDA by operating segment including the reconciliation of segment EBITDA to net income attributable to Cummins Inc.

	Operating Segments
	2018			2017			Percent change
		Percent of Total			Percent of Total		2018 vs. 2017
In millions	Sales		EBITDA	Sales		EBITDA	Sales	EBITDA
Engine	$10,566	44%	$1,446	$8,953	44%	$1,143	18%	27%
Distribution	7,828	33%	563	7,058	34%	500	11%	13%
Components	7,166	30%	1,030	5,889	29%	917	22%	12%
Power Systems	4,626	20%	614	4,058	20%	411	14%	49%
Electrified Power	7	—%	(90)	—	—%	—	NM	NM
Intersegment eliminations	(6,422)	(27)%	(87)	(5,530)	(27)%	55	16%	NM
Total	$23,771	100%	$3,476	$20,428	100%	$3,026	16%	15%
_____________________________________________________
"NM" - not meaningful information

Net income attributable to Cummins Inc. for 2018 was $2.1 billion, or $13.15 per diluted share, on sales of $23.8 billion, compared to 2017 net income attributable to Cummins Inc. of $1.0 billion, or $5.97 per diluted share, on sales of $20.4 billion. The increase in net income attributable to Cummins Inc. and earnings per diluted share was driven by significantly higher net sales, the 2017 Tax Cuts and Jobs Act (Tax Legislation), higher gross margin and increased equity earnings from investees, partially offset by $368 million for an Engine System Campaign, higher research, development and engineering expenses, unfavorable foreign currency impacts (primarily the British pound, Brazilian real and Angolan kwanza partially offset by the Euro) and higher interest expense. Tax Legislation resulted in the U.S. statutory rate decreasing from 35 percent to 21 percent, added incremental income tax expense in 2017 of $781 million to our tax provision (excluding the noncontrolling interest and equity investee adjustments) with a net impact of $777 million unfavorable to net income. See Note 4, "INCOME TAXES," and Note 9, "PRODUCT WARRANTY LIABILITY," to the Consolidated Financial Statements for additional information on the Tax Legislation adjustments during the one year measurement period and the Engine System Campaign, respectively. The increase in gross margin was primarily due to higher volumes, improved mix and favorable pricing, partially offset by increased warranty costs (primarily $368 million for an Engine System Campaign), higher compensation costs (driven by headcount growth to support increased sales) and unfavorable impacts from Chinese tariffs. Diluted earnings per share for 2018 benefited $0.25 per share from fewer weighted average shares outstanding, primarily due to the stock repurchase programs, including shares acquired under the accelerated share repurchase agreement.
Net income and diluted earnings per share attributable to Cummins Inc., excluding Tax Legislation, were as follows:

	Years ended December 31,
	2018		2017
In millions, except per share amounts	Net Income	Diluted EPS	Net Income	Diluted EPS
Net income and diluted EPS attributable to Cummins Inc.	$2,141	$13.15	$999	$5.97
Net impact of Tax Legislation(1)	39	0.24	777	4.65
Net income and diluted EPS attributable to Cummins Inc. excluding Tax Legislation (2)	$2,180	$13.39	$1,776	$10.62
____________________________________________________
(1) See Note 4, "INCOME TAXES," to our Consolidated Financial Statements for additional information.
(2) These measures are not in accordance with, or an alternative for, accounting principles generally accepted in the United States of America (GAAP) and may not be consistent with measures used by other companies. It should be considered supplemental data.
We generated $2.4 billion of operating cash flows in 2018, compared to $2.3 billion in 2017. See the section titled "Cash Flows" in the "LIQUIDITY AND CAPITAL RESOURCES" section for a discussion of items impacting cash flows.
In October 2018, our Board of Directors authorized the acquisition of up to $2 billion of additional common stock upon completion of the 2016 repurchase plan. During 2018, we repurchased $1.1 billion, or 7.9 million shares of common stock, including 3.5 million shares repurchased under the $500 million accelerated share repurchase program. See Note 14 "SHAREHOLDERS' EQUITY," to Consolidated Financial Statements for additional information.

On August 22, 2018, we entered into a new five-year $2.0 billion revolving credit agreement and a 364-day $1.5 billion credit agreement that expire on August 22, 2023 and August 21, 2019, respectively. These new credit facilities replace our previous five-year $1.75 billion and 364-day $1.0 billion facilities and will be used primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. See Note 10 "DEBT," to Consolidated Financial Statements for additional information.
Our debt to capital ratio (total capital defined as debt plus equity) at December 31, 2018, was 23.1 percent, compared to 19.7 percent at December 31, 2017. The increase was primarily due to an increase in outstanding commercial paper. At December 31, 2018, we had $1.5 billion in cash and marketable securities on hand and access to our $3.5 billion credit facilities, if necessary, to meet currently anticipated investment and funding needs.
In July 2018, our Board of Directors authorized an increase to our quarterly dividend of 5.6 percent from $1.08 per share to $1.14 per share.
Our global pension plans, including our unfunded and non-qualified plans, were 115 percent funded at December 31, 2018. Our U.S. qualified plan, which represents approximately 54 percent of the worldwide pension obligation, was 131 percent funded and our United Kingdom (U.K.) plan was 115 percent funded. We expect to contribute approximately $123 million to our global pension plans in 2019. In addition, we expect our 2019 net periodic pension cost to approximate $56 million. See application of critical accounting estimates within MD&A and Note 11, "PENSIONS AND OTHER POSTRETIREMENT BENEFITS," to the Consolidated Financial Statements, for additional information concerning our pension and other post retirement benefit plans.

2019 OUTLOOK
Our outlook reflects the following positive trends and challenges to our business that we expect could impact our revenue and earnings potential in 2019:
Positive Trends

•	We anticipate North American medium-duty truck and heavy-duty truck demand will remain strong.

•	We expect demand for pick-up trucks in North America will remain strong.

•	We anticipate power generation markets will remain strong, with increased demand in global data center markets.

•	We expect construction markets will remain strong in North America and Europe.

•	We expect demand in mining markets to stabilize.

•	Improving economic conditions in Brazil could positively impact demand across our business.
Challenges

•	We are experiencing cost increases as a result of trade tariffs recently imposed by the U.S. and some of its trading partners, especially China.

•	Prolonged trade disputes could negatively impact demand and trigger additional costs.

•	Market demand in truck and construction markets in China is expected to decline.

•	We anticipate demand in oil and gas markets in North America will decline.

•	Marine markets are expected to remain weak.

•
Uncertainty in the U.K. surrounding its ability to negotiate favorable terms in its withdrawal from the European Union could have material negative impacts on our European operations in the near and long-term.

In summary, we expect demand to remain strong in many of our most important markets, but also face headwinds in China and with Brexit.

RESULTS OF OPERATIONS

				Favorable/(Unfavorable)
	Years ended December 31,			2018 vs. 2017		2017 vs. 2016
In millions (except per share amounts)	2018	2017	2016	Amount	Percent	Amount	Percent
NET SALES	$23,771	$20,428	$17,509	$3,343	16%	$2,919	17%
Cost of sales	18,034	15,328	13,051	(2,706)	(18)%	(2,277)	(17)%
GROSS MARGIN	5,737	5,100	4,458	637	12%	642	14%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	2,437	2,429	2,099	(8)	—%	(330)	(16)%
Research, development and engineering expenses	902	754	637	(148)	(20)%	(117)	(18)%
Equity, royalty and interest income from investees	394	357	301	37	10%	56	19%
Loss contingency	—	5	138	5	100%	133	96%
Other operating income (expense), net	(6)	65	(5)	(71)	NM	70	NM
OPERATING INCOME	2,786	2,334	1,880	452	19%	454	24%
Interest income	35	18	23	17	94%	(5)	(22)%
Interest expense	114	81	69	(33)	(41)%	(12)	(17)%
Other income, net	46	94	96	(48)	(51)%	(2)	(2)%
INCOME BEFORE INCOME TAXES	2,753	2,365	1,930	388	16%	435	23%
Income tax expense	566	1,371	474	805	59%	(897)	NM
CONSOLIDATED NET INCOME	2,187	994	1,456	1,193	NM	(462)	(32)%
Less: Net income (loss) attributable to noncontrolling interests	46	(5)	62	(51)	NM	67	NM
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$2,141	$999	$1,394	$1,142	NM	$(395)	(28)%
Diluted earnings per common share attributable to Cummins Inc.	$13.15	$5.97	$8.23	$7.18	NM	$(2.26)	(27)%
______________________________________
"NM" - not meaningful information

				Favorable/(Unfavorable) Percentage Points
Percent of sales	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Gross margin	24.1%	25.0%	25.5%	(0.9)	(0.5)
Selling, general and administrative expenses	10.3%	11.9%	12.0%	1.6	0.1
Research, development and engineering expenses	3.8%	3.7%	3.6%	(0.1)	(0.1)
2018 vs. 2017
Net Sales
Net sales increased $3.3 billion, primarily driven by the following:

•	Engine segment sales increased 18 percent, primarily due to higher demand across all markets, especially in North American heavy-duty truck, global construction markets and medium-duty truck markets.

•
Components segment sales increased 22 percent, due to higher demand across all businesses, especially the emission solutions business, stronger market demand for trucks in North America and Western Europe, sales from the automated transmission business acquired in the third quarter of 2017 and the turbo technologies business due to higher demand in North America and Western Europe.

•	Distribution segment sales increased 11 percent, primarily due to higher demand in most geographic regions, especially in North America, and increased demand in all product lines.

•
Power Systems segment sales increased 14 percent, due to higher demand for all product lines, especially in power generation due to stronger demand in North America, Middle East and Australia, and industrial sales driven by higher demand in global mining markets and oil and gas markets in North America.

Sales to international markets (excluding the U.S. and Canada), based on location of customers, were 41 percent of total net sales in 2018, compared with 42 percent of total net sales in 2017. A more detailed discussion of sales by segment is presented in the "OPERATING SEGMENT RESULTS" section.
Cost of Sales
The types of expenses included in cost of sales are the following: raw material consumption, including direct and indirect materials; salaries, wages and benefits; depreciation on production equipment and facilities and amortization of technology intangibles; estimated costs of warranty programs and campaigns; production utilities; production-related purchasing; warehousing, including receiving and inspection; engineering support costs; repairs and maintenance; production and warehousing facility property insurance; rent for production facilities and other production overhead.
Gross Margin
Gross margin increased $637 million and decreased 0.9 points as a percentage of sales. The increase in gross margin was primarily due to higher volumes, improved mix and favorable pricing, partially offset by increased warranty costs (primarily $368 million for an Engine System Campaign), higher compensation costs (driven by headcount growth to support increased sales) and unfavorable impacts from Chinese tariffs. The decrease in gross margin percentage was primarily due to the Engine System Campaign. See Note 9, "PRODUCT WARRANTY LIABILITY," to our Consolidated Financial Statements for additional information on the Engine System Campaign.
The provision for warranties issued, excluding campaigns, as a percentage of sales, was 1.9 percent in 2018 and 1.8 percent in 2017. A more detailed discussion of margin by segment is presented in the "OPERATING SEGMENT RESULTS" section.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $8 million, primarily due to higher consulting expense and increased administrative expense driven by the acquisition of the automated transmission business in the third quarter of 2017. Overall, selling, general and administrative expenses, as a percentage of sales, improved to 10.3 percent in 2018 from 11.9 percent in 2017, primarily as the result of lower variable compensation expense on higher sales.
Research, Development and Engineering Expenses
Research, development and engineering expenses increased $148 million, primarily due to investments in the Electrified Power segment, increased compensation expense driven by headcount growth and expenses from the automated transmission business acquired in the third quarter of 2017, higher consulting expense and lower expense recovery. Overall, research, development and engineering expenses, as a percentage of sales, increased to 3.8 percent in 2018 from 3.7 percent in 2017. Research activities continue to focus on development of new products to meet future emission standards around the world, improvements in fuel economy performance of diesel and natural gas powered engines and development activities around fully electric and hybrid powertrain solutions.

Equity, Royalty and Interest Income From Investees
Equity, royalty and interest income from investees increased $37 million, primarily due to a $39 million unfavorable deferred tax adjustment recognized in 2017 in conjunction with the adoption of the 2017 Tax Legislation that did not repeat in 2018. The primary equity, royalty and interest income fluctuations by equity investee were higher earnings at Tata Cummins Ltd., Cummins Westport, Chongqing Cummins Engine Company, Ltd. and higher royalty and interest income, partially offset by lower earnings at Beijing Foton Cummins Engine Company, Ltd. and Dongfeng Cummins Engine Company, Ltd. See Note 3, "INVESTMENTS IN EQUITY INVESTEES, " to our Consolidated Financial Statements for additional information on the deferred tax adjustments by investee.

Other Operating Income (Expense), Net
Other operating income (expense), net was as follows:

	Years ended December 31,
In millions	2018	2017
Royalty income, net	$38	$50
Gain on sale of assets, net	2	20
Loss on write off of assets	(19)	(4)
Amortization of intangible assets	(20)	(12)
Other, net	(7)	11
Total other operating income (expense), net	$(6)	$65
Interest Income
Interest income increased $17 million, primarily due to higher interest rates on cash and marketable security balances.
Interest Expense
Interest expense increased $33 million, primarily due to higher weighted-average debt outstanding and higher interest rates.
Other Income, Net
Other income, net was as follows:

	Years ended December 31,
In millions	2018	2017
Non-service pension and other postretirement benefits credit	$60	$31
Rental income	8	7
Dividend income	3	5
Bank charges	(11)	(10)
Change in cash surrender value of corporate owned life insurance	(20)	50
Foreign currency loss, net	(34)	(6)
Other, net	40	17
Total other income, net	$46	$94
Income Tax Expense
Our effective tax rate for 2018 was 20.6 percent compared to 58.0 percent for 2017.
The year ended December 31, 2018, contained $14 million, or $0.09 per share, of favorable net discrete tax items, primarily due to $26 million of other favorable discrete tax items, partially offset by $12 million of unfavorable discrete tax items related to the 2017 Tax Legislation.

On December 22, 2017, the U.S. enacted Tax Legislation which, among other things, changed the U.S. statutory rate to 21 percent effective January 1, 2018. The impact of the Tax Legislation resulted in an incremental tax provision charge of $781 million in 2017.
The change in the effective tax rate for the year ended, December 31, 2018 versus 2017, was primarily due to lower U.S. tax rates in 2018 associated with Tax Legislation and the significant 2017 Tax Legislation expenses in 2017.
We expect our 2019 effective tax rate to be 21.5 percent, excluding any discrete items.
Noncontrolling Interests
Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities. Noncontrolling interests in income of consolidated subsidiaries increased $51 million, primarily due to the absence of a $43 million favorable withholding tax adjustment on Cummins India Ltd. in 2017, a $24 million unfavorable Tax Legislation withholding tax adjustment in 2018 and higher earnings in our automated transmission business during 2018. See Note 17, "NONCONTROLLING INTERESTS," to our Consolidated Financial Statements for additional information on the withholding tax adjustments.

Net Income Attributable to Cummins Inc. and Diluted Earnings Per Common Share Attributable to Cummins Inc.
Net income and diluted earnings per share attributable to Cummins Inc. increased $1.1 billion and $7.18 per share, respectively, primarily due to significantly higher net sales, Tax Legislation, higher gross margin and increased equity earnings from investees, partially offset by $368 million for an Engine System Campaign, higher research, development and engineering expenses, unfavorable foreign currency impacts (primarily the British pound, Brazilian real and Angolan kwanza partially offset by the Euro) and higher interest expense. See Note 9, "PRODUCT WARRANTY LIABILITY," to the Consolidated Financial Statements for additional information on the the Engine System Campaign.
Tax Legislation resulted in the U.S. statutory rate decreasing from 35 percent to 21 percent, added incremental income tax expense in 2017 of $781 million to our tax provision (excluding the noncontrolling interest and equity investee adjustments) with a net impact of $777 million unfavorable to net income. The 2018 charges reflect final adjustments and subsequent guidance issued by the Internal Revenue Service. The components of the 2018 and 2017 charges were as follows:

	Impact of Tax Legislation(1)
In millions	2018	2017
Income tax expense	$12	$781
Decrease in equity, royalty and other income from investees	3	39
Decrease (increase) in income attributable to noncontrolling interests(2)	24	(43)
Net impact of Tax Legislation	$39	$777
_____________________________________________________
(1) See Note 4, "INCOME TAXES," Note 3, "INVESTMENTS IN EQUITY INVESTEES" and Note 17, "NONCONTROLLING INTERESTS," to our Consolidated Financial Statements for additional information.
(2) Noncontrolling interest was adjusted for withholding taxes on foreign earnings which changed the income eliminated for Cummins ownership interest attributable to Cummins India, Ltd.
Diluted earnings per share for 2018 benefited $0.25 per share from fewer weighted average shares outstanding, primarily due to the stock repurchase programs, including shares acquired under the accelerated share repurchase agreement.
2017 vs. 2016
Net Sales
Net sales increased $2.9 billion, primarily driven by the following:

•	Engine segment sales increased 15 percent, primarily due to higher demand in most North American on-highway markets and improved demand in most global construction markets.

•	Components segment sales increased 22 percent, due to higher demand across all businesses, especially the emission solutions business, due to strong on-highway sales in India, North America and China.

•
Distribution segment sales increased 14 percent, primarily due to an increase in organic sales and higher sales related to the acquisition of a North American distributor in the fourth quarter of 2016.

•
Power Systems segment sales increased 15 percent, due to higher demand in all product lines, especially in industrial markets, due to higher demand in global mining and North American oil and gas markets.

Sales to international markets (excluding the U.S. and Canada), based on location of customers, were 42 percent of total net sales in 2017, compared with 42 percent of total net sales in 2016.
Gross Margin
Gross margin increased $642 million, primarily due to higher volumes, improved leverage and lower material costs, partially offset by higher warranty costs ($264 million primarily due to campaigns in the Engine, Components and Power Systems segments and changes in estimates in the Engine and Components segments) and increased variable compensation expense of $150 million. Gross margin decreased 0.5 points as a percentage of sales due to increased warranty costs and increased variable compensation expense.
The provision for warranties issued, excluding campaigns, as a percentage of sales, was 1.8 percent in 2017 and 1.7 percent in 2016. A more detailed discussion of margin by segment is presented in the "OPERATING SEGMENT RESULTS" section.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $330 million, primarily due to higher compensation expense ($257 million), especially variable compensation, and higher consulting expense ($52 million). Overall, selling, general and administrative expenses, as a percentage of sales, improved to 11.9 percent in 2017 from 12.0 percent in 2016.
Research, Development and Engineering Expenses
Research, development and engineering expenses increased $117 million, primarily due to increased compensation expense ($76 million), especially variable compensation, and higher consulting expense ($20 million). Overall, research, development and engineering expenses, as a percentage of sales, increased to 3.7 percent in 2017 from 3.6 percent in 2016. Research activities continue to focus on development of new products to meet future emission standards around the world and improvements in fuel economy performance.
Equity, Royalty and Interest Income From Investees
Equity, royalty and interest income from investees increased $56 million, primarily due to higher earnings at Beijing Foton Cummins Engine Co. and Dongfeng Cummins Engine Company, Ltd., despite $39 million of unfavorable impacts from Tax Legislation related to withholding taxes on foreign earnings and remeasurement of deferred taxes. See Note 4, "INCOME TAXES," to our Consolidated Financial Statements for additional information.

Loss Contingency
In 2017, we recorded a charge of $5 million in addition to the 2016 charge of $138 million for a loss contingency. See Note 9, "PRODUCT WARRANTY LIABILITY," to the Consolidated Financial Statements for additional information.
Other Operating Income (Expense), Net
Other operating income (expense), net was as follows:

	Years ended December 31,
In millions	2017	2016
Royalty income, net	$50	$28
Gain on sale of assets, net	20	2
Loss on write off of assets	(4)	(18)
Amortization of intangible assets	(12)	(9)
Other, net	11	(8)
Total other operating income (expense), net	$65	$(5)
Interest Income
Interest income decreased $5 million, primarily due to lower investment balances in China and Brazil.

Interest Expense
Interest expense increased $12 million, primarily due to higher weighted-average debt outstanding and hedge ineffectiveness on our interest rate swap.
Other Income, Net
Other income, net was as follows:

	Years ended December 31,
In millions	2017	2016
Change in cash surrender value of corporate owned life insurance	$50	$18
Non-service pension and other postretirement benefits credit	31	48
Rental income	7	5
Dividend income	5	5
Gain on sale of equity investee (1)	—	17
Gain on fair value adjustment for consolidated investees (2)	—	15
Foreign currency loss, net	(6)	(12)
Bank charges	(10)	(9)
Other, net	17	9
Total other income, net	$94	$96
____________________________________________________________
(1) See Note 3, "INVESTMENTS IN EQUITY INVESTEES," to the Consolidated Financial Statements for additional information.
(2) See Note 19, "ACQUISITIONS," to the Consolidated Financial Statements for additional information.
Income Tax Expense
Our income tax rates are generally less than the 35 percent U.S. statutory income tax rate, primarily because of lower taxes on foreign earnings and research tax credits. On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act. Our effective tax rate for 2017 was 58.0 percent compared to 24.6 percent for 2016. The impacts of the Tax Legislation resulted in additional income tax expense of $781 million to our tax provision (excluding the noncontrolling interest and equity investee adjustments). See Note 4, "INCOME TAXES," to our Consolidated Financial Statements for additional information.
Noncontrolling Interests
Noncontrolling interests in income of consolidated subsidiaries decreased $67 million, primarily due to the $43 million impact of Tax Legislation on Cummins India Ltd. regarding withholding taxes on foreign earnings, the acquisition of the remaining interest in Wuxi Cummins Turbo Technologies Co. Ltd. in the fourth quarter of 2016 and elimination of the net loss for the automated transmission business.
Net Income Attributable to Cummins Inc. and Diluted Earnings Per Common Share Attributable to Cummins Inc.
Net income and diluted earnings per share attributable to Cummins Inc. decreased $395 million and $2.26 per share, respectively, primarily due to the $777 million impact of Tax Legislation, increased selling, general and administrative expenses and higher research, development and engineering expenses, partially offset by higher net sales and gross margin, lower charges for a loss contingency and higher equity, royalty and interest income from investees. Diluted earnings per share for 2017 was negatively impacted $4.65 per share due to the Tax Legislation, partially offset by a benefit of $0.04 per share from fewer weighted-average shares outstanding, primarily due to purchases under the stock repurchase program. See Note 4, "INCOME TAXES," to our Consolidated Financial Statements for additional information.

Comprehensive Income - Foreign Currency Translation Adjustment
The foreign currency translation adjustment was a net gain (loss) of $(356) million, $335 million and $(448) million for the years ended December 31, 2018, 2017 and 2016, respectively. The details were as follows:

	Years ended December 31,
	2018		2017		2016
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly-owned subsidiaries	$(266)	British pound, Chinese renminbi, Indian rupee, Brazilian real	$255	British pound, Chinese renminbi, Indian rupee	$(397)	British pound, Chinese renminbi, partially offset by Brazilian real
Equity method investments	(60)	Chinese renminbi, Indian rupee, British pound	60	Chinese renminbi, Russian ruble, Indian rupee	(34)	Chinese renminbi, Indian rupee, partially offset by Mexican peso
Consolidated subsidiaries with a noncontrolling interest	(30)	Indian rupee	20	Indian rupee	(17)	Chinese renminbi, Indian rupee
Total	$(356)		$335		$(448)

OPERATING SEGMENT RESULTS
Our reportable operating segments consist of the Engine, Distribution, Components, Power Systems and Electrified Power segments. This reporting structure is organized according to the products and markets each segment serves. Effective January 1, 2018, we changed our measure to EBITDA as a primary basis for the Chief Operating Decision Maker to evaluate the performance of each of our reportable operating segments. Segment amounts exclude certain expenses not specifically identifiable to segments. See Note 20, "OPERATING SEGMENTS," to the Consolidated Financial Statements for additional information.
Following is a discussion of results for each of our operating segments.
Engine Segment Results
Financial data for the Engine segment was as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2018 vs. 2017		2017 vs. 2016
In millions	2018	2017	2016	Amount	Percent	Amount	Percent
External sales	$8,002	$6,661	$5,774	$1,341	20%	$887	15%
Intersegment sales	2,564	2,292	2,030	272	12%	262	13%
Total sales	10,566	8,953	7,804	1,613	18%	1,149	15%
Research, development and engineering expenses	311	280	227	(31)	(11)%	(53)	(23)%
Equity, royalty and interest income from investees	238	219	148	19	9%	71	48%
Interest income	11	6	10	5	83%	(4)	(40)%
Loss contingency (1)	—	5	138	5	100%	133	96%
Segment EBITDA	1,446	1,143	849	303	27%	294	35%

				Percentage Points		Percentage Points
Segment EBITDA as a percentage of total sales	13.7%	12.8%	10.9%		0.9		1.9
____________________________________
(1) See respective sections of "RESULTS OF OPERATIONS" for additional information.
Sales for our Engine segment by market were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2018 vs. 2017		2017 vs. 2016
In millions	2018	2017	2016	Amount	Percent	Amount	Percent
Heavy-duty truck	$3,652	$2,840	$2,443	$812	29%	$397	16%
Medium-duty truck and bus	2,855	2,513	2,272	342	14%	241	11%
Light-duty automotive	1,819	1,727	1,581	92	5%	146	9%
Total on-highway	8,326	7,080	6,296	1,246	18%	784	12%
Off-highway	2,240	1,873	1,508	367	20%	365	24%
Total sales	$10,566	$8,953	$7,804	$1,613	18%	$1,149	15%

Unit shipments by engine classification (including unit shipments to Power Systems and off-highway engine units included in their respective classification) were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	Amount	Percent	Amount	Percent
Heavy-duty	128,500	95,900	79,000	32,600	34%	16,900	21%
Medium-duty	311,100	268,100	229,100	43,000	16%	39,000	17%
Light-duty	273,400	257,500	228,600	15,900	6%	28,900	13%
Total unit shipments	713,000	621,500	536,700	91,500	15%	84,800	16%
2018 vs. 2017
Sales
Engine segment sales increased $1.6 billion. The following were the primary drivers by market:

•	Heavy-duty truck engine sales increased $812 million, primarily due to higher demand in North American heavy-duty truck markets with increased shipments of 40 percent.

•
Off-highway sales increased $367 million, primarily due to improved demand in global construction markets with increased international unit shipments of 37 percent, mainly in China and Western Europe, and increased unit shipments of 30 percent in North America.

•	Medium-duty truck and bus sales increased $342 million, primarily due to higher demand in North American medium-duty truck markets with increased engine shipments of 14 percent.
Total on-highway-related sales for 2018 were 79 percent of total engine segment sales, compared to 79 percent in 2017.
Segment EBITDA
Engine segment EBITDA increased $303 million, primarily due to higher gross margin, decreased selling, general and administrative expenses and increased equity, royalty and interest income from investees, partially offset by increased research, development and engineering expenses and unfavorable foreign currency fluctuations primarily in the Brazilian real. The increase in gross margin was primarily due to higher volumes, improved pricing and favorable mix, partially offset by increased warranty costs (primarily $184 million for an Engine System Campaign) and higher compensation expense. See Note 9, "PRODUCT WARRANTY LIABILITY," to the Consolidated Financial Statements for additional information on the Engine System Campaign.

Gross margin as a percentage of sales declined primarily due to the increased warranty costs. The decrease in selling, general and administrative expenses was primarily due to lower variable compensation expense. An increase in research, development and engineering expenses was primarily due to lower expense recovery and higher compensation expense. The increase in equity, royalty and interest income from investees was primarily due to higher earnings at Tata Cummins, Ltd. and Cummins Westport, Inc. as the result of unfavorable Tax Legislation remeasurement adjustments of $15 million and $7 million in 2017, respectively, which did not repeat in 2018, partially offset by lower earnings at Beijing Foton Cummins Engine Co., Ltd.

2017 vs. 2016
Sales
Engine segment sales increased $1.1 billion. The following were the primary drivers by market:

•	Heavy-duty truck engine sales increased $397 million, primarily due to higher demand in North American heavy-duty truck markets with increased shipments of 20 percent.

•
Off-highway sales increased $365 million, primarily due to improved demand in global industrial markets, especially in international construction markets, with increased unit shipments of 54 percent primarily in China and Western Europe.

•	Medium-duty truck and bus sales increased $241 million, primarily due to higher demand in North American medium-duty truck markets with increased engine shipments of 20 percent.

•	Light-duty automotive sales increased $146 million, primarily due to higher sales to Chrysler and higher sales of light commercial vehicles, partially offset by lower sales to Nissan.
Total on-highway-related sales for 2017 were 79 percent of total engine segment sales, compared to 81 percent in 2016.
Segment EBITDA
Engine segment EBITDA increased $294 million, primarily due to improved gross margin, lower loss contingency charges and increased equity, royalty and interest income from investees, partially offset by higher selling, general and administrative expenses and higher research, development and engineering expenses. The increase in gross margin was primarily due to higher volumes, partially offset by increased warranty costs for campaigns, changes in estimates and higher variable compensation expense.

Gross margin as a percentage of sales declined primarily due to the increased warranty costs and increased variable compensation expense. An increase in selling, general and administrative expenses was primarily due to higher compensation expense, especially variable compensation expense, and higher consulting expense. The increase in research, development and engineering expenses was primarily due to higher compensation expense, especially higher variable compensation expense, and higher consulting expense. The increase in equity, royalty and interest income from investees was primarily due to higher earnings at Beijing Foton Cummins Engine Co. and Dongfeng Cummins Engine Company, Ltd., despite unfavorable impacts from Tax Legislation related to withholding taxes on foreign earnings and remeasurement of deferred taxes of $23 million.

Distribution Segment Results
Financial data for the Distribution segment was as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2018 vs. 2017		2017 vs. 2016
In millions	2018	2017	2016	Amount	Percent	Amount	Percent
External sales	$7,807	$7,029	$6,157	$778	11%	$872	14%
Intersegment sales	21	29	24	(8)	(28)%	5	21%
Total sales	7,828	7,058	6,181	770	11%	877	14%
Research, development and engineering expenses	20	19	13	(1)	(5)%	(6)	(46)%
Equity, royalty and interest income from investees	46	44	70	2	5%	(26)	(37)%
Interest income	13	6	4	7	NM	2	50%
Segment EBITDA (1)	563	500	508	63	13%	(8)	(2)%

				Percentage Points		Percentage Points
Segment EBITDA as a percentage of total sales	7.2%	7.1%	8.2%		0.1		(1.1)
____________________________________

(1)
Segment EBITDA for 2016 included a gain of $15 million resulting from the acquisition of a controlling interest in a North American distributor. See Note 19, "ACQUISITIONS," to the Consolidated Financial Statements for additional information.

Sales for our Distribution segment by region were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2018 vs. 2017		2017 vs. 2016
In millions	2018	2017	2016	Amount	Percent	Amount	Percent
North America	$5,341	$4,733	$3,973	$608	13%	$760	19%
Asia Pacific	856	767	720	89	12%	47	7%
Europe	538	440	440	98	22%	—	—%
China	320	267	235	53	20%	32	14%
Africa and Middle East	241	327	366	(86)	(26)%	(39)	(11)%
India	194	190	175	4	2%	15	9%
Latin America	169	167	149	2	1%	18	12%
Russia	169	167	123	2	1%	44	36%
Total sales	$7,828	$7,058	$6,181	$770	11%	$877	14%
Sales for our Distribution segment by product line were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2018 vs. 2017		2017 vs. 2016
In millions	2018	2017	2016	Amount	Percent	Amount	Percent
Parts	$3,234	$3,040	$2,627	$194	6%	$413	16%
Engines	1,634	1,369	1,100	265	19%	269	24%
Power generation	1,486	1,337	1,239	149	11%	98	8%
Service	1,474	1,312	1,215	162	12%	97	8%
Total sales	$7,828	$7,058	$6,181	$770	11%	$877	14%
2018 vs. 2017
Sales
Distribution segment sales increased $770 million. The following were the primary drivers by region:

•	North American sales increased $608 million, representing 79 percent of the total change in Distribution segment sales, primarily due to increased demand across all product lines.

•	European sales increased $98 million, primarily due to higher demand for whole goods.

•	Asia Pacific sales increased $89 million, primarily due to higher volumes in whole goods and service.
These increases were partially offset by decreased sales of 26 percent in Africa and the Middle East.
Segment EBITDA
Distribution segment EBITDA increased $63 million, primarily due to higher gross margin and lower selling, general and administrative expenses, partially offset by the absence of a gain on sale of assets in the third quarter of 2017 and unfavorable foreign currency fluctuations (primarily in the Angolan kwanza and Australian dollar). The increase in gross margin was primarily due to higher volumes and improved pricing, partially offset by increased compensation expense and unfavorable foreign currency fluctuations (primarily in the Australian dollar and Angolan kwanza). Gross margin as a percentage of sales declined primarily due to the increase in compensation expense and unfavorable foreign currency fluctuations. The decrease in selling, general and administrative expenses was primarily due to lower variable compensation expense, partially offset by increased compensation expense.

2017 vs. 2016
Sales
Distribution segment sales increased $877 million, primarily due to an increase in organic sales of $684 million (primarily in North America) and $267 million of sales related to the acquisition of a North American distributor in the fourth quarter of 2016.

Segment EBITDA
Distribution segment EBITDA decreased $8 million, primarily due to higher selling, general and administrative expenses, lower equity, royalty and interest income from investees, partially offset by higher gross margin. The increase in gross margin was primarily due to higher organic volumes and the acquisition of a North American distributor in the fourth quarter of 2016, partially offset by increased variable compensation expense. Gross margin as a percentage of sales declined primarily due to the increase in variable compensation expense. The increase in selling, general and administrative expenses was primarily due to higher variable compensation expense, increased compensation expense related to the acquisition of a North American distributor and higher consulting expense. The decrease in equity, royalty and interest income from investees was the result of the acquisition of a North American distributor in 2016 and unfavorable impacts from Tax Legislation related to withholding taxes on foreign earnings of $4 million.

Components Segment Results
Financial data for the Components segment was as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2018 vs. 2017		2017 vs. 2016
In millions	2018	2017	2016	Amount	Percent	Amount	Percent
External sales	$5,331	$4,363	$3,514	$968	22%	$849	24%
Intersegment sales	1,835	1,526	1,322	309	20%	204	15%
Total sales	7,166	5,889	4,836	1,277	22%	1,053	22%
Research, development and engineering expenses	272	241	208	(31)	(13)%	(33)	(16)%
Equity, royalty and interest income from investees	54	40	41	14	35%	(1)	(2)%
Interest income	5	3	4	2	67%	(1)	(25)%
Segment EBITDA	1,030	917	774	113	12%	143	18%

				Percentage Points		Percentage Points
Segment EBITDA as a percentage of total sales	14.4%	15.6%	16.0%		(1.2)		(0.4)
Sales for our Components segment by business were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2018 vs. 2017		2017 vs. 2016
In millions	2018	2017	2016	Amount	Percent	Amount	Percent
Emission solutions	$3,177	$2,675	$2,238	$502	19%	$437	20%
Turbo technologies	1,343	1,179	1,036	164	14%	143	14%
Filtration	1,265	1,153	1,010	112	10%	143	14%
Electronics and fuel systems	838	718	552	120	17%	166	30%
Automated transmissions	543	164	—	379	NM	164	NM
Total sales	$7,166	$5,889	$4,836	$1,277	22%	$1,053	22%
____________________________________
"NM" - not meaningful information

2018 vs. 2017
Sales
Components segment sales increased $1.3 billion across all lines of business. The following were the primary drivers by business:

•	Emission solutions sales increased $502 million, primarily due to stronger market demand for trucks in North America and Western Europe.

•	Automated transmissions which was consolidated during the third quarter of 2017, delivered higher sales of $379 million in North America.

•	Turbo technologies sales increased $164 million, primarily due to higher demand in North America and Western Europe.

•	Electronics and fuel systems sales increased $120 million, primarily due to higher demand in North America.

•	Filtration sales increased $112 million, primarily due to higher demand in North America and Western Europe.
Segment EBITDA
Components segment EBITDA increased $113 million, as higher gross margin and increased equity, royalty and interest income from investees was partially offset by increased research, development and engineering expenses and higher selling, general and administrative expenses. The increase in gross margin was primarily due to higher volumes, improved mix and lower material costs, partially offset by increased warranty costs (primarily $184 million for an Engine System Campaign) and higher compensation expense driven by the acquisition of the automated transmission business in the third quarter of 2017. See Note 9, "PRODUCT WARRANTY LIABILITY," to the Consolidated Financial Statements for additional information on the Engine System Campaign. The increase in selling, general and administrative expenses was primarily due to higher administrative expenses for the automated transmission business, partially offset by lower variable compensation expense. The increase in research, development and engineering expenses was primarily due to higher compensation and administrative expenses due to the addition of the automated transmission business and increased consulting expense. The increase in equity, royalty and interest income from investees was primarily due to higher earnings at Fleetguard Filtration Systems India Pvt. as the result of unfavorable Tax Legislation adjustments in 2017.

2017 vs. 2016
Sales
Components segment sales increased $1.1 billion across all lines of business. The following were the primary drivers by business:

•	Emission solutions sales increased $437 million, primarily due to increased sales of products to meet new emission standards in India and stronger market demand for trucks in North America and China.

•	Electronics and fuel systems sales increased $166 million, primarily due to higher demand in China, Mexico and India.

•	Automated transmissions contributed North American sales of $164 million following the consolidation of the business during the third quarter of 2017.

•	Turbo technologies sales increased $143 million, primarily due to higher demand in China and North America.

•	Filtration sales increased $143 million, primarily due to higher demand in North America, Australia and China.
Segment EBITDA
Components segment EBITDA increased $143 million, as higher gross margin was partially offset by increased selling, general and administrative expenses. The increase in gross margin was primarily due to higher volumes, lower material costs and improved leverage, partially offset by higher warranty costs driven by campaigns and changes in estimates, unfavorable pricing and increased variable compensation expense. The increase in selling, general and administrative expenses was primarily due to higher compensation expense, especially variable compensation expense and expenses related to the addition of the automated transmission business. Decreased equity, royalty and interest income from investees due to unfavorable impacts from Tax Legislation related to withholding taxes on foreign earnings of $12 million was mostly offset by increased earnings at Dongfeng Cummins Emission Solutions Co., Ltd. and Shanghai Fleetguard Filter Co.

Power Systems Segment Results
Financial data for the Power Systems segment was as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2018 vs. 2017		2017 vs. 2016
In millions	2018	2017	2016	Amount	Percent	Amount	Percent
External sales	$2,625	$2,375	$2,064	$250	11%	$311	15%
Intersegment sales	2,001	1,683	1,453	318	19%	230	16%
Total sales	4,626	4,058	3,517	568	14%	541	15%
Research, development and engineering expenses	230	214	189	(16)	(7)%	(25)	(13)%
Equity, royalty and interest income from investees	56	54	42	2	4%	12	29%
Interest income	6	3	5	3	100%	(2)	(40)%
Segment EBITDA	614	411	378	203	49%	33	9%

				Percentage Points		Percentage Points
Segment EBITDA as a percentage of total sales	13.3%	10.1%	10.7%		3.2		(0.6)
Sales for our Power Systems segment by product line were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2018 vs. 2017		2017 vs. 2016
In millions	2018	2017	2016	Amount	Percent	Amount	Percent
Power generation	$2,586	$2,305	$2,256	$281	12%	$49	2%
Industrial	1,663	1,399	941	264	19%	458	49%
Generator technologies	377	354	320	23	6%	34	11%
Total sales	$4,626	$4,058	$3,517	$568	14%	$541	15%

2018 vs. 2017
Sales
Power Systems segment sales increased $568 million across all product lines. The following were the primary drivers:

•	Power generation sales increased $281 million, primarily due to higher demand in North America, Middle East and Australia.

•
Industrial sales increased $264 million, primarily due to higher demand in global mining markets, especially in China, Eastern Europe, Japan and North America, and oil and gas markets in North America.

Segment EBITDA
Power Systems segment EBITDA increased $203 million, primarily due to higher gross margin, partially offset by increased research, development and engineering expenses and higher selling, general and administrative expenses. The increase in gross margin was primarily due to increased volumes, lower warranty expense and reduced material costs, partially offset by higher compensation expense driven by volume growth. The increase in selling, general and administrative expenses was primarily due to higher consulting expense. The increase in research, development and engineering expenses was primarily due to higher compensation expense.

2017 vs. 2016
Sales
Power Systems segment sales increased $541 million across all product lines. The following were the primary drivers:

•	Industrial sales increased $458 million, primarily due to higher demand in global mining markets, especially in Europe, North America and China, and oil and gas markets in North America.

•	Power generation sales increased $49 million, primarily due to higher demand in Western Europe, North America and China, partially offset by lower demand in the Middle East, Africa and Eastern Europe.

•	Generator technologies sales increased $34 million, primarily due to higher demand in Europe.
Segment EBITDA
Power Systems segment EBITDA increased $33 million, primarily due to higher gross margin, favorable foreign currency fluctuations and higher equity, royalty and interest income from investees, partially offset by increased selling, general and administrative expenses, higher research, development and engineering expenses and the absence of a $17 million gain on the sale of an equity investee (Cummins Olyan Energy) recorded in 2016. The increase in gross margin was primarily due to increased volumes, partially offset by higher warranty cost related to a campaign accrual and higher variable compensation expense. The increase in selling, general and administrative expenses was primarily due to higher variable compensation expense and higher consulting expense. The increase in research, development and engineering expenses was primarily due to higher variable compensation expense, increased project spending and higher consulting expense. The increase in equity, royalty and interest income from investees was primarily due to the absence of a joint venture asset impairment recorded in 2016.

Electrified Power Segment Results
We formed the Electrified Power segment during the first quarter of 2018. The primary focus of the segment is on research and development activities around fully electric and hybrid powertrain solutions. Our intellectual property is developed both in house as well as through acquisitions. As of December 31, 2018, we completed three acquisitions, which provided us with intellectual property as well as start-up sales of $7 million. On November 1, 2017, we purchased Brammo Inc., a designer and manufacturer of lithium battery packs, electric drive-trains and other electric power applications. On January 31, 2018, we purchased Johnson Matthey Battery Systems Ltd., a high voltage automotive battery systems designer and on August 15, 2018, we purchased Efficient Drivetrains, Inc., which designs and produces hybrid and fully-electric power solutions for commercial markets. See Note 19, "ACQUISITIONS," to the Consolidated Financial Statements for additional information on acquisitions. We invested $69 million in research and development activities, which along with the gross margins generated by our acquisitions and selling, general and administrative expenses resulted in a segment EBITDA loss of $90 million.

Reconciliation of Segment EBITDA to Net Income Attributable to Cummins Inc.
The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Income.

	Years ended December 31,
In millions	2018	2017	2016
TOTAL SEGMENT EBITDA	$3,563	$2,971	$2,509
Intersegment elimination (1)	(87)	55	17
TOTAL EBITDA	3,476	3,026	2,526
Less:
Interest expense	114	81	69
Depreciation and amortization (2)	609	580	527
INCOME BEFORE INCOME TAXES	2,753	2,365	1,930
Less: Income tax expense	566	1,371	474
CONSOLIDATED NET INCOME	2,187	994	1,456
Less: Net income (loss) attributable to noncontrolling interests	46	(5)	62
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$2,141	$999	$1,394
____________________________________
(1) Includes intersegment sales, intersegment profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses
(2) Depreciation and amortization, as shown on a segment basis, excludes the amortization of debt discount and deferred costs included in the Consolidated Statements of Income as "Interest expense." The amortization of debt discount and deferred costs was $2 million, $3 million and $3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Dollars in millions	December 31, 2018	December 31, 2017
Working capital (1)	$3,434	$3,251
Current ratio	1.54	1.57
Accounts and notes receivable, net	$3,866	$3,618
Days' sales in receivables	57	59
Inventories	$3,759	$3,166
Inventory turnover	4.9	5.0
Accounts payable (principally trade)	$2,822	$2,579
Days' payable outstanding	56	53
Total debt	$2,476	$2,006
Total debt as a percent of total capital	23.1%	19.7%
____________________________________
(1) Working capital includes cash and cash equivalents.
Cash Flows
Cash and cash equivalents were impacted as follows:

	Years ended December 31,			Change
In millions	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Net cash provided by operating activities	$2,378	$2,277	$1,939	$101	$338
Net cash used in investing activities	(974)	(1,052)	(917)	78	(135)
Net cash used in financing activities	(1,400)	(1,074)	(1,413)	(326)	339
Effect of exchange rate changes on cash and cash equivalents	(70)	98	(200)	(168)	298
Net (decrease) increase in cash and cash equivalents	$(66)	$249	$(591)	$(315)	$840
2018 vs. 2017
Net cash provided by operating activities increased $101 million, primarily due to higher earnings of $388 million, excluding the net change in the non-cash impact of 2017 Tax Legislation of $805 million, lower net pension contributions of $210 million, higher non-cash losses on corporate owned life insurance of $78 million and increased equity earnings (net of dividends) of $30 million, partially offset by higher working capital requirements of $575 million and a decrease in deferred tax expense of $43 million. During 2018, higher working capital requirements resulted in a cash outflow of $485 million compared to a cash inflow of $90 million in 2017, primarily due to higher accounts payable and inventory levels in 2018 to support business growth.
Net cash used in investing activities decreased $78 million, primarily due to the absence of the acquisition of Eaton Cummins Automated Transmission Technologies for $600 million in the third quarter of 2017, partially offset by higher capital expenditures of $203 million, lower cash flows from derivatives not designated as hedges of $178 million and higher net investments in marketable securities of $109 million.
Net cash used in financing activities increased $326 million, primarily due to higher repurchases of common stock of $689 million, partially offset by increased borrowings of commercial paper of $396 million.
The effect of exchange rate changes on cash and cash equivalents increased $168 million, primarily due to unfavorable fluctuations in the British pound of $123 million.

2017 vs. 2016
Net cash provided by operating activities increased $338 million, primarily due to improved earnings of $358 million, excluding the non-cash impact of Tax Legislation of $820 million and lower working capital levels of $352 million, partially offset by higher pension contributions of $109 million, a decrease in deferred tax expense of $104 million, lower loss contingency charges of $117 million and higher equity earnings (net of dividends) of $77 million. The lower working capital requirements in 2017 resulted in a cash inflow of $90 million compared to a cash outflow of $262 million in 2016.
Net cash used in investing activities increased $135 million, primarily due to the acquisition of Eaton Cummins Automated Transmission Technologies for $600 million in 2017 and the absence of $60 million in proceeds from the sale of of equity investees in 2016, partially offset by lower net investments in marketable securities of $244 million, higher cash flows from derivatives not designated as hedges of $178 million and higher proceeds from the disposal of property, plant and equipment of $96 million.
Net cash used in financing activities decreased $339 million versus 2016, primarily due to lower repurchases of common stock of $327 million.
The effect of exchange rate changes on cash and cash equivalents increased $298 million, primarily due to the British pound, which increased cash and cash equivalents $249 million.
Sources of Liquidity
We generate significant ongoing cash flow. Cash provided by operations is our principal source of liquidity with $2.4 billion provided in 2018. At December 31, 2018, our sources of liquidity included:

	December 31, 2018
In millions	Total	U.S.	International	Primary location of international balances
Cash and cash equivalents	$1,303	$244	$1,059	U.K., China, Singapore, Belgium, Mexico, Australia, Canada
Marketable securities (1)	222	58	164	India
Total	$1,525	$302	$1,223
Available credit capacity
Revolving credit facilities (2)	$2,720
International and other uncommitted domestic credit facilities	$237
____________________________________
(1) The majority of marketable securities could be liquidated into cash within a few days.
(2) The five-year credit facility for $2.0 billion and the 364-day credit facility for $1.5 billion, maturing August 2023 and August 2019, respectively, are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. At December 31, 2018, we had $780 million of commercial paper outstanding, which effectively reduced the available capacity under our revolving credit facilities to $2.7 billion.
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
The Tax Legislation made significant changes to U.S. tax law, which included a one-time transition tax on accumulated foreign earnings of $409 million with a cash impact of $429 million as of December 31, 2018. The payments associated with this deemed repatriation will be paid over eight years. The unrepatriated foreign earnings at December 31, 2018, will be repatriated as needed to fund cash needs. The estimated accrued withholding taxes of $184 million on foreign earnings that we plan to repatriate in the foreseeable future will be paid as cash is repatriated. See Note 4, "INCOME TAXES," to our Consolidated Financial Statements for additional information.

Debt Facilities and Other Sources of Liquidity
On August 22, 2018, we entered into a new five-year revolving credit agreement with a syndicate of lenders. The new credit agreement provides us with a $2.0 billion senior unsecured revolving credit facility until August 22, 2023. The credit capacity can be increased by up to $1.0 billion prior to the maturity date. See Note 10, "DEBT," to our Consolidated Financial Statements for additional information.
On August 22, 2018, we entered into a new 364-day credit agreement that allows us to borrow up to $1.5 billion of additional unsecured funds at any time through August 21, 2019. The credit capacity can be increased by up to $500 million prior to the maturity date.
Both credit agreements include a financial covenant requiring that the leverage ratio of the total debt of the company and its subsidiaries to the consolidated total capital of the company and its subsidiaries may not exceed 0.65 to 1.0. At December 31, 2018, our leverage ratio was 0.20 to 1.0. We intend to maintain credit facilities of a similar aggregate amount by renewing or replacing these facilities before expiration. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and for general corporate purposes.
We can issue up to $3.5 billion of unsecured, short-term promissory notes ("commercial paper") pursuant to our board authorized commercial paper programs. The programs facilitate the private placement of unsecured short-term debt through third party brokers. We intend to use the net proceeds from the commercial paper borrowings for general corporate purposes. The total combined borrowing capacity under the revolving credit facility and commercial paper programs should not exceed $3.5 billion. See Note 10, "DEBT," to our Consolidated Financial Statements for additional information.
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
Uses of Cash
Stock Repurchases
In October 2018, our Board of Directors authorized the acquisition of up to $2 billion of additional common stock upon completion of the 2016 repurchase plan. In December 2016, our Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon completion of the 2015 repurchase plan. For the year ended December 31, 2018, we made the following purchases under our stock repurchase programs:

In millions, except per share amounts	Shares Purchased	Average Cost Per Share	Total Cost of Repurchases	Cash Paid for Shares Not Received	Remaining Authorized Capacity (1)
November 2015, $1 billion repurchase program
April 1	0.3	$166.79	$46	$—	$—

December 2016, $1 billion repurchase program
April 1	0.7	$164.48	$117		$883
July 1	1.5	143.69	216		667
September 30	2.8	143.58	400	100	167
December 31	1.9	139.67	267	(100)	—
Subtotal	6.9	144.68	1,000	—	—

October 2018, $2 billion repurchase program
December 31	0.7	$139.85	$94		$1,906

Total	7.9	$145.05	$1,140	$—
____________________________________
(1) The remaining authorized capacity under these plans was calculated based on the cost to purchase the shares but excludes commission expenses in accordance with the authorized plan.

On August 8, 2018, we entered into an accelerated share repurchase agreement with Goldman Sachs & Co. LLC to repurchase $500 million of our common stock under our previously announced share repurchase plans and received 3.5 million shares at an average price of $144.02 per share.
We intend to repurchase outstanding shares from time to time during 2019 to enhance shareholder value and to offset the dilutive impact of employee stock based compensation plans.
Dividends
Total dividends paid to common shareholders in 2018, 2017 and 2016 were $718 million, $701 million and $676 million, respectively. Declaration and payment of dividends in the future depends upon our income and liquidity position, among other factors, and is subject to declaration by our Board of Directors, who meet quarterly to consider our dividend payment. We expect to fund dividend payments with cash from operations.
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

	Quarterly Dividends
	2018	2017	2016
First quarter	$1.08	$1.025	$0.975
Second quarter	1.08	1.025	0.975
Third quarter	1.14	1.08	1.025
Fourth quarter	1.14	1.08	1.025
Total	$4.44	$4.21	$4.00
Capital Expenditures
Capital expenditures, including spending on internal use software, were $784 million, $587 million and $594 million in 2018, 2017 and 2016, respectively. We continue to invest in new product lines and targeted capacity expansions. We plan to spend an estimated $650 million to $700 million in 2019 on capital expenditures as we continue with product launches and facility improvements. Approximately 50 percent of our capital expenditures are expected to be invested outside of the U.S. in 2019. In addition we plan to spend an estimated $65 million to $75 million on internal use software in 2019.
Pensions
The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans. In 2018, the investment loss on our U.S. pension trust was 1.7 percent while our U.K. pension trust loss was 1.8 percent. Approximately 74 percent of our pension plan assets are held in highly liquid investments such as fixed income and equity securities. The remaining 26 percent of our plan assets are held in less liquid, but market valued investments, including real estate, private equity, venture capital, opportunistic credit and insurance contracts.
We sponsor funded and unfunded domestic and foreign defined benefit pension plans. Contributions to the U.S. and U.K. plans were as follows:

	Years ended December 31,
In millions	2018	2017	2016
Defined benefit pension plans
Voluntary contribution	$15	$233	$133
Mandatory contribution	22	10	1
Defined benefit pension contributions	37	243	134

Defined contribution pension plans	$104	$84	$68
We anticipate making total contributions of approximately $123 million to our defined benefit pension plans in 2019. Expected contributions to our defined benefit pension plans in 2019 will meet or exceed the current funding requirements.

Current Maturities of Short and Long-Term Debt
We had $780 million of commercial paper outstanding at December 31, 2018, that matures in less than one year. The maturity schedule of our existing long-term debt does not require significant cash outflows until 2023 when our 3.65% senior notes are due. Required annual principal payments range from $9 million to $506 million over the next five years. See Note 10, "DEBT," to the Consolidated Financial Statements for additional information.
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

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS
A summary of our contractual obligations and other commercial commitments, at December 31, 2018, are as follows:

Contractual Cash Obligations	Payments Due by Period
In millions	2019	2020-2021	2022-2023	After 2023	Total
Long-term debt and capital lease obligations (1)	$152	$242	$692	$2,331	$3,417
Operating leases	138	190	99	81	508
Capital expenditures	165	—	—	—	165
Purchase commitments for inventory	882	—	—	—	882
Other purchase commitments	290	27	6	12	335
Transitional tax liability	—	38	149	106	293
Other postretirement benefits	24	45	43	90	202
International and other domestic letters of credit	124	21	4	2	151
Performance and excise bonds	41	66	1	2	110
Guarantees, indemnifications and other commitments	26	6	9	11	52
Total	$1,842	$635	$1,003	$2,635	$6,115
___________________________________________________________

(1)	Includes principal payments and expected interest payments based on the terms of the obligations.
The contractual obligations reported above exclude our unrecognized tax benefits of $71 million as of December 31, 2018. We are not able to reasonably estimate the period in which cash outflows relating to uncertain tax contingencies could occur. See Note 4, "INCOME TAXES," to the Consolidated Financial Statements for additional information.

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
Critical accounting estimates are defined as follows: the estimate requires management to make assumptions about matters that were highly uncertain at the time the estimate was made; different estimates reasonably could have been used; or if changes in the estimate are reasonably likely to occur from period to period and the change would have a material impact on our financial condition or results of operations. Our senior management has discussed the development and selection of our accounting policies, related accounting estimates and the disclosures set forth below with the Audit Committee of our Board of Directors. We believe our critical accounting estimates include estimating liabilities for warranty programs, accounting for income taxes and pension benefits and assessing goodwill impairments.

Warranty Programs
We estimate and record a liability for base warranty programs at the time our products are sold. Our estimates are based on historical experience and reflect management's best estimates of expected costs at the time products are sold and subsequent adjustment to those expected costs when actual costs differ. As a result of the uncertainty surrounding the nature and frequency of product recall programs, the liability for such programs is recorded when we commit to a recall action or when a recall becomes probable and estimable, which generally occurs when it is announced. Our warranty liability is generally affected by component failure rates, repair costs and the point of failure within the product life cycle. Future events and circumstances related to these factors could materially change our estimates and require adjustments to our liability. New product launches require a greater use of judgment in developing estimates until historical experience becomes available. Product specific experience is typically available four or five quarters after product launch, with a clear experience trend evident eight quarters after launch. We generally record warranty expense for new products upon shipment using a preceding product's warranty history and a multiplicative factor based upon preceding similar product experience and new product assessment until sufficient new product data is available for warranty estimation. We then use a blend of actual new product experience and preceding product historical experience for several subsequent quarters, and new product specific experience thereafter. Note 9, "PRODUCT WARRANTY LIABILITY," to our Consolidated Financial Statements contains a summary of the activity in our warranty liability account for 2018, 2017 and 2016 including adjustments to pre-existing warranties.
Accounting for Income Taxes
We determine our income tax expense using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Future tax benefits of net operating loss and credit carryforwards are also recognized as deferred tax assets. We evaluate the recoverability of our deferred tax assets each quarter by assessing the likelihood of future profitability and available tax planning strategies that could be implemented to realize our net deferred tax assets. At December 31, 2018, we recorded net deferred tax assets of $147 million. The assets included $340 million for the value of net operating loss and credit carryforwards. A valuation allowance of $327 million was recorded to reduce the tax assets to the net value management believed was more likely than not to be realized. In the event our operating performance deteriorates, future assessments could conclude that a larger valuation allowance will be needed to further reduce the deferred tax assets.
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (Tax Legislation). The SEC issued guidance permitting final calculations to be completed within a one year measurement period ending December 22, 2018. We made provisional estimates of the effects on our existing deferred tax balances, the one-time transition tax and the withholding tax accrued on those earnings not permanently reinvested at December 31, 2017. As additional tax reform guidance was released during 2018, any provisional amounts were reported in income from continuing operations in the period in which tax reform guidance was issued. We have completed our accounting for the tax effects of the enactment of the Tax Legislation and included in our reporting the nature and amount of any measurement period adjustments recognized during 2018 and the effect of measurement period adjustments on the effective tax rate.
In addition, we operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. We accrue for the estimated additional tax and interest that may result from tax authorities disputing uncertain tax positions. We have taken and we believe we have made adequate provisions for income taxes for all years that are subject to audit based upon the latest information available. A more complete description of our income taxes and the future benefits of our net operating loss and credit carryforwards is disclosed in Note 4, "INCOME TAXES," to our Consolidated Financial Statements.
Pension Benefits
We sponsor a number of pension plans globally, with the majority of assets in the U.S. and the U.K. In the U.S. and the U.K., we have several major defined benefit plans that are separately funded. We account for our pension programs in accordance with employers' accounting for defined benefit pension plans under GAAP. GAAP requires that amounts recognized in financial statements be determined using an actuarial basis. As a result, our pension benefit programs are based on a number of statistical and judgmental assumptions that attempt to anticipate future events and are used in calculating the expense and liability related to our plans each year at December 31. These assumptions include discount rates used to value liabilities, assumed rates of return on plan assets, future compensation increases, employee turnover rates, actuarial assumptions relating to retirement age, mortality rates and participant withdrawals. The actuarial assumptions we use may differ significantly from actual results due to changing economic conditions, participant life span and withdrawal rates. These differences may result in a material impact to the amount of net periodic pension cost to be recorded in our Consolidated Financial Statements in the future.

The expected long-term return on plan assets is used in calculating the net periodic pension cost. We considered several factors in developing our expected rate of return on plan assets. The long-term rate of return considers historical returns and expected returns on current and projected asset allocations. Projected returns are based primarily on broad, publicly traded passive fixed income and equity indices and forward-looking estimates of the value added by active investment management. At December 31, 2018, based upon our target asset allocations, it is anticipated that our U.S. investment policy will generate an average annual return over the 30-year projection period equal to or in excess of 6.25 percent approximately 37 percent of the time, including the additional positive returns expected from active investment management.
The one-year return for our U.S. plans was (1.7) percent for 2018. Our U.S. plan assets have averaged annualized returns of 10.22 percent over the prior ten years, and resulted in approximately $313 million of actuarial gains in accumulated other comprehensive income in the same period. Based on the historical returns and forward-looking return expectations and as plan assets continue to be de-risked, consistent with our investment policy, we believe an investment return assumption of 6.25 percent per year in 2019 for U.S. pension assets is reasonable.
The methodology used to determine the rate of return on pension plan assets in the U.K. was based on establishing an equity-risk premium over current long-term bond yields adjusted based on target asset allocations. At December 31, 2018, based upon our target asset allocations, it is anticipated that our U.K. investment policy will generate an average annual return over the 20-year projection period equal to or in excess of 4 percent approximately 50 percent of the time. The one-year return for our U.K. plans was (1.8) percent for 2018. We have generated average annualized returns of 9.97 percent over ten years, resulting in approximately $352 million of actuarial gains in accumulated other comprehensive income. Our strategy with respect to our investments in pension plan assets is to be invested with a long-term outlook. Based on the historical returns and forward-looking return expectations as the plan assets continue to be de-risked, we believe an investment return assumption of 4.0 percent in 2019 for U.K. pension assets is reasonable. Our pension plan asset allocations at December 31, 2018 and 2017 and target allocation for 2019 are as follows:

	U.S. Plans			U.K. Plans
	Target Allocation	Percentage of Plan Assets at December 31,		Target Allocation	Percentage of Plan Assets at December 31,
Investment description	2019	2018	2017	2019	2018	2017
Liability matching	68.0%	68.0%	68.3%	56.5%	56.5%	56.1%
Risk seeking	32.0%	32.0%	31.7%	43.5%	43.5%	43.9%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
The differences between the actual return on plan assets and expected long-term return on plan assets are recognized in the asset value used to calculate net periodic cost over five years. The table below sets forth the expected return assumptions used to develop our pension cost for the period 2016-2018 and our expected rate of return for 2019.

	Long-term Expected Return Assumptions
	2019	2018	2017	2016
U.S. plans	6.25%	6.50%	7.25%	7.50%
U.K. plans	4.00%	4.00%	4.50%	4.70%
GAAP for pensions offers various acceptable alternatives to account for the differences that eventually arise between the estimates used in the actuarial valuations and the actual results. It is acceptable to delay or immediately recognize these differences. Under the delayed recognition alternative, changes in pension obligations (including those resulting from plan amendments) and changes in the value of assets set aside to meet those obligations are not recognized in net periodic pension cost as they occur but are recognized initially in accumulated other comprehensive loss and subsequently amortized as components of net periodic pension cost systematically and gradually over future periods. In addition to this approach, GAAP also allows immediate recognition of actuarial gains or losses. Immediate recognition introduces volatility in financial results. We have chosen to delay recognition and amortize actuarial differences over future periods. If we adopted the immediate recognition approach, we would record a loss of $889 million ($699 million after-tax) from cumulative actuarial net losses for our U.S. and U.K. pension plans.

The difference between the expected return and the actual return on plan assets is deferred from recognition in our results of operations and under certain circumstances such as when the difference exceeds 10 percent of the market value of plan assets or the projected benefit obligation, amortized over future years of service. This is also true of changes to actuarial assumptions. Under GAAP, the actuarial gains and losses are recognized and recorded in accumulated other comprehensive loss. At December 31, 2018, we had net pension actuarial losses of $635 million and $230 million for the U.S. and U.K. pension plans, respectively. As these amounts exceed 10 percent of their respective plan assets, the excess is amortized over the average remaining service lives of participating employees. Net actuarial losses decreased our shareholders' equity by $74 million after-tax in 2018. The loss is primarily due to lower asset returns in the U.S. and U.K., partially offset by higher discount rates in the U.S. and U.K.
The table below sets forth the net periodic pension cost for the years ended December 31 and our expected cost for 2019.

In millions	2019	2018	2017	2016
Net periodic pension cost	$56	$86	$82	$42
We expect 2019 net periodic pension cost to decrease compared to 2018, primarily due to higher discount rates in the U.S. and U.K., partially offset by a lower expected rate of return in the U.S. The increase in net periodic pension cost in 2018 compared to 2017 was primarily due to lower expected asset returns in the U.S. and U.K. as we de-risked plan trust assets, partially offset by reduced loss amortizations in the U.S. and U.K. The increase in net periodic pension cost in 2017 compared to 2016 was due to on-boarding North American distributors to Cummins pension benefits, a lower expected rate of return in the U.S. and U.K. and lower discount rates in the U.S. and U.K.
The weighted-average discount rates used to develop our net periodic pension cost are set forth in the table below.

	Discount Rates
	2019	2018	2017	2016
U.S. plans	4.36%	3.66%	4.12%	4.47%
U.K. plans	2.80%	2.55%	2.70%	3.95%
The discount rate enables us to state expected future cash payments for benefits as a present value on the measurement date. The guidelines for setting this rate are discussed in GAAP which suggests the use of a high-quality corporate bond rate. We used bond information provided by Moody's Investor Services, Inc. and Standard & Poor's Rating Services. All bonds used to develop our hypothetical portfolio in the U.S. and U.K. were deemed high-quality, non-callable bonds (Aa or better) at December 31, 2018, by at least one of the bond rating agencies.
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
The table below sets forth the estimated impact on our 2019 net periodic pension cost relative to a change in the discount rate and a change in the expected rate of return on plan assets.

In millions	Impact on Pension Cost Increase/(Decrease)
Discount rate used to value liabilities
0.25 percent increase	$(15)
0.25 percent decrease	16
Expected rate of return on assets
1 percent increase	(48)
1 percent decrease	48

The above sensitivities reflect the impact of changing one assumption at a time. A higher discount rate decreases the plan obligations and decreases our net periodic pension cost. A lower discount rate increases the plan obligations and increases our net periodic pension cost. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear. Note 11, "PENSIONS AND OTHER POSTRETIREMENT BENEFITS," to our Consolidated Financial Statements provides a summary of our pension benefit plan activity, the funded status of our plans and the amounts recognized in our Consolidated Financial Statements.
Goodwill Impairment
We are required to make certain subjective and complex judgments in assessing whether a goodwill impairment event has occurred, including assumptions and estimates used to determine the fair value of our reporting units. We test for goodwill impairment at the reporting unit level and our reporting units are the operating segments or the components of operating segments that constitute businesses for which discrete financial information is available and is regularly reviewed by management.

Under GAAP for goodwill, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform an annual quantitative goodwill impairment test. We have elected this option on certain reporting units. The following events and circumstances are considered when evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount:

•	Macroeconomic conditions, such as a deterioration in general economic conditions, fluctuations in foreign exchange rates and/or other developments in equity and credit markets;

•	Industry and market considerations, such as a deterioration in the environment in which an entity operates, material loss in market share and significant declines in product pricing;

•	Cost factors, such as an increase in raw materials, labor or other costs;

•	Overall financial performance, such as negative or declining cash flows or a decline in actual or forecasted revenue;

•	Other relevant entity-specific events, such as material changes in management or key personnel and

•	Events affecting a reporting unit, such as a change in the composition or carrying amount of its net assets including acquisitions and dispositions.
The examples noted above are not all-inclusive, and we will consider other relevant events and circumstances that affect the fair value of a reporting unit in determining whether to perform the quantitative goodwill impairment test.

Our goodwill recoverability assessment is based on our annual strategic planning process. This process includes an extensive review of expectations for the long-term growth of our businesses and forecasted future cash flows.  Our valuation method is an “income approach” using a discounted cash flow model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate rate of return. Our estimates are based upon our historical experience, our current knowledge from our commercial relationships and available external information about future trends.
Our valuation method requires us to make projections of revenue, operating expenses, working capital investment and fixed asset additions for the reporting units over a multi-year period. Additionally, management must estimate a weighted-average cost of capital, which reflects a market rate, for each reporting unit for use as a discount rate. The discounted cash flows are compared to the carrying value of the reporting unit and, if less than the carrying value, the difference is recorded as a goodwill impairment loss. In addition, we also perform a sensitivity analysis to determine how much our forecasts can fluctuate before the fair value of a reporting unit would be lower than its carrying amount. We perform the required procedures as of the end of our fiscal third quarter. We determined that the automated transmission business is our only reporting unit with material goodwill where the estimated fair value does not substantially exceed the carrying value. The estimated fair value of the reporting unit exceeds its carrying amount by approximately 21 percent. Total goodwill in this reporting unit is $544 million and the total carrying amount at the time of the evaluation was $1.2 billion. This reporting unit is made up of only one business, our joint venture with Eaton (Eaton Cummins Automated Transmission Technologies) which was acquired and recorded at fair value in the third quarter of 2017. As a result, we did not expect that the estimated fair value would exceed the carrying value by a significant amount. We valued this reporting unit primarily using an income approach based on its expected future cash flows. The critical assumptions that factored into the valuation are the projected future revenues and EBITDA margins of the business as well as the discount rate used to present value these future cash flows. A 100 basis point increase in the discount rate would result in a 15 percent decline in the fair value of the reporting unit.
RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note 1, "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES", to our Consolidated Financial Statements for additional information.
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
The following describes our risk exposures and provides the results of a sensitivity analysis performed at December 31, 2018. The sensitivity analysis assumes instantaneous, parallel shifts in foreign currency exchange rates and commodity prices.
Foreign Exchange Rate Risk
As a result of our international business presence, we are exposed to foreign currency exchange rate risks. We transact business in foreign currencies and, as a result, our income experiences some volatility related to movements in foreign currency exchange rates. To help manage our exposure to exchange rate volatility, we use foreign currency forward contracts on a regular basis to hedge forecasted intercompany and third-party sales and purchases denominated in non-functional currencies. Our foreign currency cash flow hedges generally mature within two years. These foreign currency forward contracts are designated and qualify as foreign currency cash flow hedges under GAAP. For the years ended December 31, 2018 and 2017, there were no circumstances that resulted in the discontinuance of a foreign currency cash flow hedge.
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
At December 31, 2018, the potential gain or loss in the fair value of our outstanding foreign currency contracts, assuming a hypothetical 10 percent fluctuation in the currencies of such contracts, would be approximately $91 million. The sensitivity analysis of the effects of changes in foreign currency exchange rates assumes the notional value to remain constant for the next 12 months. The analysis ignores the impact of foreign exchange movements on our competitive position and potential changes in sales levels. Any change in the value of the contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items.
Interest Rate Risk
We are exposed to market risk from fluctuations in interest rates. We manage our exposure to interest rate fluctuations through the use of interest rate swaps. The objective of the swaps is to more effectively balance our borrowing costs and interest rate risk. See Note 10, "DEBT," "Interest Rate Risk" section for additional information.

Commodity Price Risk
We are exposed to fluctuations in commodity prices due to contractual agreements with component suppliers. In order to protect ourselves against future price volatility and, consequently, fluctuations in gross margins, we periodically enter into commodity zero-cost collar contracts with designated banks to fix the cost of certain raw material purchases with the objective of minimizing changes in inventory cost due to market price fluctuations. These commodity zero-cost collar contracts represent an economic hedge, but are not designated for hedge accounting and are marked to market through earnings. Our cash flow hedges generally mature within two years.
At December 31, 2018, the potential gain or loss related to the outstanding commodity zero-cost collar contracts, assuming a hypothetical 10 percent fluctuation in the price of such commodities, would be approximately $2 million. The sensitivity analysis of the effects of changes in commodity prices assumes the notional value to remain constant for the next 12 months. The analysis ignores the impact of commodity price movements on our competitive position and potential changes in sales levels. Any change in the value of the zero-cost collar contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items.
We also limit our exposure to commodity price risk by entering into purchasing arrangements to fix the price of certain volumes of platinum and palladium expected to be used in our products. We enter into physical forward contracts with suppliers of platinum and palladium to purchase some volumes of the commodities at contractually stated prices for various periods, generally less than two years. These arrangements enable us to fix the prices of a portion of our purchases of these commodities, which otherwise are subject to market volatility.

ITEM 8.    Financial Statements and Supplementary Data
Index to Financial Statements

•	Management's Report to Shareholders

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016

•	Consolidated Balance Sheets at December 31, 2018 and 2017

•	Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016

•	Consolidated Statements of Changes in Equity for the years ended December 31, 2018, 2017 and 2016

•	Notes to Consolidated Financial Statements

NOTE	1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NOTE	2	DISAGGREGATION OF REVENUE
NOTE	3	INVESTMENTS IN EQUITY INVESTEES
NOTE	4	INCOME TAXES
NOTE	5	MARKETABLE SECURITIES
NOTE	6	INVENTORIES
NOTE	7	PROPERTY, PLANT AND EQUIPMENT
NOTE	8	GOODWILL AND OTHER INTANGIBLE ASSETS
NOTE	9	PRODUCT WARRANTY LIABILITY
NOTE	10	DEBT
NOTE	11	PENSIONS AND OTHER POSTRETIREMENT BENEFITS
NOTE	12	OTHER ACCRUED EXPENSES AND OTHER LIABILITIES
NOTE	13	COMMITMENTS AND CONTINGENCIES
NOTE	14	SHAREHOLDERS' EQUITY
NOTE	15	ACCUMULATED OTHER COMPREHENSIVE LOSS
NOTE	16	STOCK INCENTIVE AND STOCK OPTION PLANS
NOTE	17	NONCONTROLLING INTERESTS
NOTE	18	EARNINGS PER SHARE
NOTE	19	ACQUISITIONS
NOTE	20	OPERATING SEGMENTS

•	Selected Quarterly Financial Data (Unaudited)

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
Management assessed the effectiveness of our internal control over financial reporting and concluded it was effective as of December 31, 2018. In making its assessment, management utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).
The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cummins Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cummins Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 11, 2019

We have served as the Company’s auditor since 2002.

CUMMINS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
In millions, except per share amounts	2018	2017	2016
NET SALES (a) (Note 2)	$23,771	$20,428	$17,509
Cost of sales	18,034	15,328	13,051
GROSS MARGIN	5,737	5,100	4,458
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	2,437	2,429	2,099
Research, development and engineering expenses	902	754	637
Equity, royalty and interest income from investees (Note 3)	394	357	301
Loss contingency (Note 9)	—	5	138
Other operating income (expense), net	(6)	65	(5)
OPERATING INCOME	2,786	2,334	1,880
Interest income	35	18	23
Interest expense (Note 10)	114	81	69
Other income, net	46	94	96
INCOME BEFORE INCOME TAXES	2,753	2,365	1,930
Income tax expense (Note 4)	566	1,371	474
CONSOLIDATED NET INCOME	2,187	994	1,456
Less: Net income (loss) attributable to noncontrolling interests	46	(5)	62
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$2,141	$999	$1,394

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC. (Note 18)
Basic	$13.20	$5.99	$8.25
Diluted	$13.15	$5.97	$8.23
____________________________________

(a)	Includes sales to nonconsolidated equity investees of $1,267 million, $1,174 million and $1,028 million for the years ended December 31, 2018, 2017 and 2016, respectively.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
In millions	2018	2017	2016
CONSOLIDATED NET INCOME	$2,187	$994	$1,456
Other comprehensive income (loss), net of tax (Note 15)
Change in pension and other postretirement defined benefit plans	18	(4)	(31)
Foreign currency translation adjustments	(356)	335	(448)
Unrealized gain on marketable securities	—	2	1
Unrealized gain (loss) on derivatives	5	5	(12)
Total other comprehensive (loss) income, net of tax	(333)	338	(490)
COMPREHENSIVE INCOME	1,854	1,332	966
Less: Comprehensive income attributable to noncontrolling interests	17	15	45
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUMMINS INC.	$1,837	$1,317	$921
The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
In millions, except par value	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$1,303	$1,369
Marketable securities (Note 5)	222	198
Total cash, cash equivalents and marketable securities	1,525	1,567
Accounts and notes receivable, net
Trade and other	3,635	3,311
Nonconsolidated equity investees	231	307
Inventories (Note 6)	3,759	3,166
Prepaid expenses and other current assets	668	577
Total current assets	9,818	8,928
Long-term assets
Property, plant and equipment, net (Note 7)	4,096	3,927
Investments and advances related to equity method investees (Note 3)	1,222	1,156
Goodwill (Note 8)	1,126	1,082
Other intangible assets, net (Note 8)	909	973
Pension assets (Note 11)	929	1,043
Other assets	962	966
Total assets	$19,062	$18,075

LIABILITIES
Current liabilities
Accounts payable (principally trade)	$2,822	$2,579
Loans payable (Note 10)	54	57
Commercial paper (Note 10)	780	298
Accrued compensation, benefits and retirement costs	679	811
Current portion of accrued product warranty (Note 9)	654	454
Current portion of deferred revenue (Note 1)	498	500
Other accrued expenses (Note 12)	852	915
Current maturities of long-term debt (Note 10)	45	63
Total current liabilities	6,384	5,677
Long-term liabilities
Long-term debt (Note 10)	1,597	1,588
Pensions and other postretirement benefits (Note 11)	532	619
Accrued product warranty (Note 9)	740	466
Deferred revenue (Note 1)	658	604
Other liabilities (Note 12)	892	957
Total liabilities	$10,803	$9,911

Commitments and contingencies (Note 13)

EQUITY
Cummins Inc. shareholders’ equity (Note 14)
Common stock, $2.50 par value, 500 shares authorized, 222.4 and 222.4 shares issued	$2,271	$2,210
Retained earnings	12,917	11,464
Treasury stock, at cost, 64.4 and 56.7 shares	(6,028)	(4,905)
Common stock held by employee benefits trust, at cost, 0.4 and 0.5 shares	(5)	(7)
Accumulated other comprehensive loss (Note 15)	(1,807)	(1,503)
Total Cummins Inc. shareholders’ equity	7,348	7,259
Noncontrolling interests (Note 17)	911	905
Total equity	$8,259	$8,164
Total liabilities and equity	$19,062	$18,075
The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
In millions	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$2,187	$994	$1,456
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Impact of tax legislation, net (Note 4)	15	820	—
Depreciation and amortization	611	583	530
Deferred income taxes (Note 4)	(97)	(54)	50
Equity in income of investees, net of dividends	(93)	(123)	(46)
Pension contributions under (in excess of) expense, net (Note 11)	49	(161)	(92)
Other post retirement benefits payments in excess of expense, net (Note 11)	(19)	(5)	(25)
Stock-based compensation expense (Note 16)	53	41	32
Loss contingency charges, net of payments (Note 9)	(62)	5	122
Loss (gain) on corporate owned life insurance	26	(52)	(22)
Foreign currency remeasurement and transaction exposure	(46)	71	(55)
Changes in current assets and liabilities, net of acquisitions
Accounts and notes receivable	(363)	(508)	(265)
Inventories	(695)	(407)	(4)
Other current assets	(162)	(12)	14
Accounts payable	302	639	188
Accrued expenses	433	378	(195)
Changes in other liabilities	75	241	200
Other, net	164	(173)	51
Net cash provided by operating activities	2,378	2,277	1,939

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(709)	(506)	(531)
Investments in internal use software	(75)	(81)	(63)
Proceeds from disposals of property, plant and equipment	20	110	14
Investments in and advances to equity investees	(37)	(66)	(41)
Acquisitions of businesses, net of cash acquired (Note 19)	(70)	(662)	(94)
Investments in marketable securities—acquisitions (Note 5)	(368)	(194)	(478)
Investments in marketable securities—liquidations (Note 5)	331	266	306
Proceeds from sale of equity investees (Note 3)	—	—	60
Cash flows from derivatives not designated as hedges	(102)	76	(102)
Other, net	36	5	12
Net cash used in investing activities	(974)	(1,052)	(917)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	36	6	111
Net borrowings of commercial paper (Note 10)	482	86	212
Payments on borrowings and capital lease obligations	(62)	(60)	(163)
Net borrowings under short-term credit agreements	1	12	19
Distributions to noncontrolling interests	(30)	(29)	(65)
Dividend payments on common stock (Note 14)	(718)	(701)	(676)
Repurchases of common stock (Note 14)	(1,140)	(451)	(778)
Acquisitions of noncontrolling interests (Note 19)	—	—	(98)
Other, net	31	63	25
Net cash used in financing activities	(1,400)	(1,074)	(1,413)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(70)	98	(200)
Net (decrease) increase in cash and cash equivalents	(66)	249	(591)
Cash and cash equivalents at beginning of year	1,369	1,120	1,711
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,303	$1,369	$1,120
The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

In millions	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Common Stock Held in Trust	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2015	$556	$1,622	$10,322	$(3,735)	$(11)	$(1,348)	$7,406	$344	$7,750
Net income			1,394				1,394	62	1,456
Other comprehensive income (loss), net of tax (Note 15)						(473)	(473)	(17)	(490)
Issuance of common stock		6					6	—	6
Employee benefits trust activity (Note 14)		23			3		26	—	26
Repurchases of common stock (Note 14)				(778)			(778)	—	(778)
Cash dividends on common stock (Note 14)			(676)				(676)	—	(676)
Distributions to noncontrolling interests							—	(65)	(65)
Stock based awards		(5)		24			19	—	19
Acquisitions of noncontrolling interests (Note 19)		(73)					(73)	(25)	(98)
Other shareholder transactions		24					24	—	24
BALANCE AT DECEMBER 31, 2016	$556	$1,597	$11,040	$(4,489)	$(8)	$(1,821)	$6,875	$299	$7,174
Impact of tax legislation (Note 4)			126				126	—	126
Net income			999				999	(5)	994
Other comprehensive income (loss), net of tax (Note 15)						318	318	20	338
Issuance of common stock		6					6	—	6
Employee benefits trust activity (Note 14)		17			1		18	—	18
Repurchases of common stock (Note 14)				(451)			(451)	—	(451)
Cash dividends on common stock (Note 14)			(701)				(701)	—	(701)
Distributions to noncontrolling interests							—	(29)	(29)
Stock based awards		3		35			38	—	38
Acquisition of business (Note 19)							—	600	600
Other shareholder transactions		31					31	20	51
BALANCE AT DECEMBER 31, 2017	$556	$1,654	$11,464	$(4,905)	$(7)	$(1,503)	$7,259	$905	$8,164
Impact of adopting accounting standards (Note 1)			30				30	—	30
Net income			2,141				2,141	46	2,187
Other comprehensive income (loss), net of tax (Note 15)						(304)	(304)	(29)	(333)
Issuance of common stock		12					12	—	12
Employee benefits trust activity (Note 14)		15			2		17	—	17
Repurchases of common stock (Note 14)				(1,140)			(1,140)	—	(1,140)
Cash dividends on common stock (Note 14)			(718)				(718)	—	(718)
Distributions to noncontrolling interests							—	(30)	(30)
Stock based awards		(4)		17			13	—	13
Other shareholder transactions		38					38	19	57
BALANCE AT DECEMBER 31, 2018	$556	$1,715	$12,917	$(6,028)	$(5)	$(1,807)	$7,348	$911	$8,259
The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
We were founded in 1919 as Cummins Engine Company, a corporation in Columbus, Indiana and one of the first diesel engine manufacturers. In 2001, we changed our name to Cummins Inc. We are a global power leader that designs, manufactures, distributes and services diesel and natural gas engines and powertrain-related component products, including filtration, aftertreatment, turbochargers, fuel systems, controls systems, air handling systems, transmissions, electric power generation systems, batteries and electrified power systems. We sell our products to original equipment manufacturers (OEMs), distributors, dealers and other customers worldwide. We serve our customers through a network of approximately 600 wholly-owned and independent distributor locations and over 7,600 dealer locations in more than 190 countries and territories.
Principles of Consolidation
Our Consolidated Financial Statements include the accounts of all wholly-owned and majority-owned domestic and foreign subsidiaries where our ownership is more than 50 percent of outstanding equity interests except for majority-owned subsidiaries that are considered variable interest entities (VIEs) where we are not deemed to have a controlling financial interest. In addition, we also consolidate, regardless of our ownership percentage, VIEs or joint ventures for which we are deemed to have a controlling financial interest. Intercompany balances and transactions are eliminated in consolidation. Where our ownership interest is less than 100 percent, the noncontrolling ownership interests are reported in our Consolidated Balance Sheets. The noncontrolling ownership interest in our income, net of tax, is classified as "Net income (loss) attributable to noncontrolling interests" in our Consolidated Statements of Income.
We have variable interests in several businesses accounted for under the equity method of accounting that are deemed to be VIEs and are subject to generally accepted accounting principles in the United States of America (GAAP) for variable interest entities. Most of these VIEs are unconsolidated.
Reclassifications
Certain amounts for 2017 and 2016 have been reclassified to conform to the current year presentation.
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
Use of Estimates in the Preparation of the Financial Statements
Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts presented and disclosed in our Consolidated Financial Statements. Significant estimates and assumptions in these Consolidated Financial Statements require the exercise of judgment and are used for, but not limited to, estimates of future cash flows and other assumptions associated with goodwill and long-lived asset impairment tests, useful lives for depreciation and amortization, warranty programs, determination of discount rate and other assumptions for pensions and other postretirement benefit costs, income taxes and deferred tax valuation allowances, lease classification and contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates.
Revenue Recognition
On January 1, 2018, we adopted the new revenue recognition standard in accordance with GAAP on a modified retrospective basis. See "RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS" below for additional information.
Revenue Recognition Sales of Products

We sell to customers either through long-term arrangements or standalone purchase orders. Our long-term arrangements generally do not include committed volumes until underlying purchase orders are issued. Our performance obligations vary by contract, but may include diesel and natural gas engines and engine-related component products, including filtration, aftertreatment, turbochargers, fuel systems, controls systems, air handling systems, transmissions, power generation systems and construction related projects, batteries, battery systems, parts, maintenance services and extended warranty coverage.

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

For contracts where the time between cash collection and performance is less than one year, we have elected to use the practical expedient that allows us to ignore the possible existence of a significant financing component within the contract. For contracts where this time period exceeds one year, generally the timing difference is the result of business concerns other than financing. We do have a limited amount of customer financing for which we charge or impute interest, but such amounts are immaterial to our Consolidated Statements of Income.

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

Most of our contracts are for a period of less than one year. We have certain long-term maintenance agreements, construction contracts and extended warranty coverage arrangements that span a period in excess of one year. The aggregate amount of the transaction price for long-term maintenance agreements and construction contracts allocated to performance obligations that have not been satisfied as of December 31, 2018, was $710 million. We expect to recognize the related revenue of $211 million over the next 12 months and $499 million over periods up to 10 years. See NOTE 9 ,"PRODUCT WARRANTY LIABILITY," for additional disclosures on extended warranty coverage arrangements. Our other contracts generally are for a duration of less than one year, include payment terms that correspond to the timing of cost incurred when providing goods and services to our customers or represent sale-based royalties.

Deferred and Unbilled Revenue

The timing of our billing does not always match the timing of our revenue recognition. We record deferred revenue when we are entitled to bill a customer in advance of when we are permitted to recognize revenue. Deferred revenue may arise in construction contracts, where billings may occur in advance of performance or in accordance with specific milestones. Deferred revenue may also occur in long-term maintenance contracts, where billings are often based on usage of the underlying equipment, which generally follows a predictable pattern that often will result in the accumulation of collections in advance of our performance of the related maintenance services. Finally, deferred revenue exists in our extended coverage contracts, where the cash is collected prior to the commencement of the coverage period. Deferred revenue is included in our Consolidated Balance Sheets as a component of current liabilities for the amount expected to be recognized in revenue in a period of less than one year and long-term liabilities for the amount expected to be recognized as revenue in a period beyond one year. Deferred revenue is recognized as revenue when control of the underlying product, project or service passes to the customer under the related contract.

We recognize unbilled revenue when the revenue has been earned, but not yet billed. Unbilled revenue is included in our Consolidated Balance Sheets as a component of current assets for those expected to be collected in a period of less than one year and long-term assets for those expected to be collected in a period beyond one year. Unbilled revenue relates to our right to consideration for our completed performance under a contract. Unbilled revenue generally arises from contractual provisions that delay a portion of the billings on genset deliveries until commissioning occurs. Unbilled revenue may also occur when billings trail the provision of service in construction and long-term maintenance contracts. We periodically assess our unbilled revenue for impairment. We did not record any impairment losses on our unbilled revenues during 2018.
The following is a summary of our unbilled and deferred revenue and related activity:

In millions	December 31, 2018	January 1, 2018
Unbilled revenue	$64	$6
Deferred revenue, primarily extended warranty	1,156	1,052
Revenue recognized (1)	(361)	—
____________________________________
(1) Relates to year-to-date revenues recognized from amounts included in deferred revenue at the beginning of the year. Revenue recognized in the period from performance obligations satisfied in previous periods was immaterial.

Contract Costs

We are required to record an asset for the incremental costs of obtaining a contract with a customer and other costs to fulfill a contract not otherwise required to be immediately expensed when we expect to recover those costs. The only material incremental cost we incur is commission expense, which is generally incurred in the same period as the underlying revenue. Costs to fulfill a contract are generally limited to customer-specific engineering expenses that do not meet the definition of research and development expenses. As a practical expedient, we have elected to recognize these costs of obtaining a contract as an expense when the related contract period is less than one year. When the period exceeds one year, this asset is amortized over the life of the contract. We did not have any material capitalized balances at December 31, 2018.

Extended Warranty

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

Foreign currency transaction gains and losses are included in current net income. For foreign entities where the U.S. dollar is the functional currency, including those operating in highly inflationary economies when applicable, we remeasure non-monetary balances and the related income statement using historical exchange rates. We include in income the resulting gains and losses, including the effect of derivatives in our Consolidated Statements of Income, which combined with transaction gains and losses amounted to a net loss of $34 million, $6 million and $12 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
We are exposed to market risk from fluctuations in interest rates. We manage our exposure to interest rate fluctuations through the use of interest rate swaps. The objective of the swaps is to more effectively balance our borrowing costs and interest rate risk. The gain or loss on these derivative instruments as well as the offsetting gain or loss on the hedged item are recognized in current income as "Interest expense." For more detail on our interest rate swaps, see NOTE 10, "DEBT."
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
Income Tax Accounting
We determine our income tax expense using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Future tax benefits of net operating loss and credit carryforwards are also recognized as deferred tax assets. We evaluate the recoverability of our deferred tax assets each quarter by assessing the likelihood of future profitability and available tax planning strategies that could be implemented to realize our net deferred tax assets. A valuation allowance is recorded to reduce the tax assets to the net value management believes is more likely than not to be realized. In the event our operating performance deteriorates, future assessments could conclude that a larger valuation allowance will be needed to further reduce the deferred tax assets. In addition, we operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. We accrue for the estimated additional tax and interest that may result from tax authorities disputing uncertain tax positions. We have taken and we believe we have made adequate provisions for income taxes for all years that are subject to audit based upon the latest information available. A more complete description of our income taxes and the future benefits of our net operating loss and credit carryforwards is disclosed in NOTE 4, "INCOME TAXES."
Cash and Cash Equivalents
Cash equivalents are defined as short-term, highly liquid investments with an original maturity of 90 days or less at the time of purchase. The carrying amounts reflected in our Consolidated Balance Sheets for cash and cash equivalents approximate fair value due to the short-term maturity of these investments.

	Years ended December 31,
In millions	2018	2017	2016
Cash payments for income taxes, net of refunds	$699	$622	$430
Cash payments for interest, net of capitalized interest	114	82	68

Marketable Securities
We account for marketable securities in accordance with GAAP for investments in debt and equity securities. Effective January 1, 2018 and forward, with the adoption of the new Financial Accounting Standards Board (FASB) standard, only debt securities are classified as "held-to-maturity," "available-for-sale" or "trading". We determine the appropriate classification of debt securities at the time of purchase, and re-evaluate such classifications at each balance sheet date. At December 31, 2018 and 2017, all of our debt securities were classified as available-for-sale.
With the adoption of the new standard, debt and equity securities are carried at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income and other income, respectively. For debt securities, unrealized losses considered to be "other-than-temporary" are recognized currently in other income. The cost of securities sold is based on the specific identification method. The fair value of most investment securities is determined by currently available market prices. Where quoted market prices are not available, we use the market price of similar types of securities that are traded in the market to estimate fair value. See "RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS" section below for additional information and NOTE 5, "MARKETABLE SECURITIES," for a detailed description of our investments in marketable securities.
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable represent amounts billed to customers and not yet collected or amounts that have been earned, but may not be billed until the passage of time, and are recorded when the right to consideration becomes unconditional. Trade accounts receivable are recorded at the invoiced amount, which approximates net realizable value, and generally do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on our historical collection experience and by performing an analysis of our accounts receivable in light of the current economic environment. We review our allowance for doubtful accounts on a regular basis. In addition, when necessary, we provide an allowance for the full amount of specific accounts deemed to be uncollectible. Account balances are charged off against the allowance in the period in which we determine that it is probable the receivable will not be recovered. The allowance for doubtful accounts balances were $15 million and $16 million for the years ended December 31, 2018, and 2017, respectively, and bad debt write-offs were not material.
Inventories
Our inventories are stated at the lower of cost or market. For the years ended December 31, 2018 and 2017, approximately 13 percent and 12 percent, respectively, of our consolidated inventories (primarily heavy-duty and high-horsepower engines and parts) were valued using the last-in, first-out (LIFO) cost method. The cost of other inventories is generally valued using the first-in, first-out (FIFO) cost method. Our inventories at interim and year-end reporting dates include estimates for adjustments related to annual physical inventory results and for inventory cost changes under the LIFO cost method. Due to significant movements of partially-manufactured components and parts between manufacturing plants, we do not internally measure, nor do our accounting systems provide, a meaningful segregation between raw materials and work-in-process. See NOTE 6, "INVENTORIES," for additional information.

Property, Plant and Equipment
We record property, plant and equipment, inclusive of assets under capital leases, at cost. We depreciate the cost of the majority of our property, plant and equipment using the straight-line method with depreciable lives ranging from 20 to 40 years for buildings and 3 to 15 years for machinery, equipment and fixtures. Capital lease amortization is recorded in depreciation expense. We expense normal maintenance and repair costs as incurred. Depreciation expense totaled $455 million, $467 million and $434 million for the years ended December 31, 2018, 2017 and 2016, respectively. See NOTE 7, "PROPERTY, PLANT AND EQUIPMENT," for additional information.
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
Goodwill
Under GAAP for goodwill, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform an annual quantitative goodwill impairment test. We have elected this option on certain reporting units. The quantitative impairment test is only required if an entity determines through this qualitative analysis that it is more likely than not that the fair value of the reporting unit is less than its carrying value. In addition, the carrying value of goodwill must be tested for impairment on an interim basis in certain circumstances where impairment may be indicated. We adopted the FASB's revised rules for goodwill impairment testing in 2018, which simplified the subsequent measurement of goodwill by removing the second step of the two-step impairment test.  The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value.
When we are required or opt to perform the quantitative impairment test, the fair value of each reporting unit is estimated by discounting the after tax future cash flows less requirements for working capital and fixed asset additions. Our reporting units are generally defined as one level below an operating segment. However, there are two situations where we have aggregated two or more reporting units which share similar economic characteristics and thus are aggregated into a single reporting unit for testing purposes. These two situations are described further below:

•	Within our Components segment, our emission solutions and filtration businesses have been aggregated into a single reporting unit and

•	Our Distribution segment is considered a single reporting unit as it is managed geographically and all regions share similar economic characteristics and provide similar products and services.
Our valuation method requires us to make projections of revenue, operating expenses, working capital investment and fixed asset additions for the reporting units over a multi-year period. Additionally, management must estimate a weighted-average cost of capital, which reflects a market rate, for each reporting unit for use as a discount rate. The discounted cash flows are compared to the carrying value of the reporting unit and, if less than the carrying value, the difference is recorded as a goodwill impairment loss. In addition, we also perform a sensitivity analysis to determine how much our forecasts can fluctuate before the fair value of a reporting unit would be lower than its carrying amount. We perform the required procedures as of the end of our fiscal third quarter. We determined that the automated transmission business is our only reporting unit with material goodwill where the estimated fair value does not substantially exceed the carrying value. The estimated fair value of the reporting unit exceeds its carrying amount by approximately 21 percent. Total goodwill in this reporting unit is $544 million and the total carrying amount at the time of the evaluation was $1,200 million. This reporting unit is made up of only one business, our joint venture with Eaton (Eaton Cummins Automated Transmission Technologies) which was acquired and recorded at fair value in the third quarter of 2017. As a result, we did not expect that the estimated fair value would exceed the carrying value by a significant amount.

At December 31, 2018, our recorded goodwill was $1,126 million, approximately 48 percent of which resided in the automated transmissions reporting unit, 34 percent in the aggregated emission solutions and filtration reporting unit, 8 percent in the electrified power reporting unit and 7 percent in the distribution reporting unit. Changes in our projections or estimates, a deterioration of our operating results and the related cash flow effect or a significant increase in the discount rate could decrease the estimated fair value of our reporting units and result in a future impairment of goodwill. See NOTE 8, "GOODWILL AND OTHER INTANGIBLE ASSETS," for additional information.
Other Intangible Assets
We capitalize other intangible assets, such as trademarks, patents and customer relationships, that have been acquired either individually or with a group of other assets.  These intangible assets are amortized on a straight-line basis over their estimated useful lives generally ranging from 3 to 25 years. Intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. See NOTE 8, "GOODWILL AND OTHER INTANGIBLE ASSETS," for additional information.
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
Warranty
We charge the estimated costs of warranty programs, other than product campaigns, to cost of sales at the time products are sold and revenue is recognized. We use historical experience to develop the estimated liability for our various warranty programs. Factors considered in developing these estimates included component failure rates, repair costs and the point of failure within the product life cycle. As a result of the uncertainty surrounding the nature and frequency of product campaigns, the liability for such campaigns is recorded when we commit to a recall action or when a recall becomes probable and estimable, which generally occurs when it is announced. The liability for these campaigns is reflected in the provision for warranties issued. We review and assess the liability for these programs on a quarterly basis. We also assess our ability to recover certain costs from our suppliers and record a receivable when we believe a recovery is probable. In addition to costs incurred on warranty and product campaigns, from time to time we also incur costs related to customer satisfaction programs for items not covered by warranty. We accrue for these costs when agreement is reached with a specific customer. These costs are not included in the provision for warranties, but are included in cost of sales. In addition, we sell extended warranty coverage on most of our engines. See Extended Warranty policy discussion above and NOTE 9, "PRODUCT WARRANTY LIABILITY," for additional information.
Research and Development
Our research and development program is focused on product improvements, product extensions, innovations and cost reductions for our customers. Research and development expenditures include salaries, contractor fees, building costs, utilities, testing, technical IT, administrative expenses and allocation of corporate costs and are expensed, net of contract reimbursements, when incurred. From time to time, we enter into agreements with customers and government agencies to fund a portion of the research and development costs of a particular project. We generally account for these reimbursements as an offset to the related research and development expenditure. Research and development expenses, net of contract reimbursements, were $894 million, $734 million and $616 million for the years ended December 31, 2018, 2017 and 2016, respectively. Contract reimbursements were $120 million, $137 million and $131 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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

RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Accounting Pronouncements Recently Adopted
In May 2014, the FASB amended its standards related to revenue recognition to replace all existing revenue recognition guidance and provide a single, comprehensive model for all contracts with customers. The revised standard contains principles to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that we recognize revenue to depict the transfer of goods or services to customers at an amount that we expect to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of the time value of money in the transaction price and allowing estimation of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendment also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in those judgments as well as assets recognized from costs incurred to fulfill these contracts.
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
On an ongoing basis, this amendment is not expected to have a material impact on our Consolidated Financial Statements including our internal controls over financial reporting, but resulted in expanded disclosures in the Notes to our Consolidated Financial Statements.

We recorded a net increase to opening retained earnings of $28 million, net of tax, as of January 1, 2018, due to the cumulative impact of adopting the new revenue standard, with the impact primarily related to our technology licenses that now qualify for point in time recognition rather than over time. The impact to any individual financial statement line item as a result of applying the new standard, as compared to the old standard, was not material for the year ended December 31, 2018.

In August 2018, the FASB amended its standards related to the disclosures of pension and other postretirement benefit plans in the financial statements.  The amendments removed certain existing disclosure requirements and added the requirement to disclose an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period.  The amendments also clarified the existing disclosure requirements related to the projected benefit obligation (PBO), the fair value of plan assets for plans with PBOs in excess of plan assets and the accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs in excess of plan assets.  These amendments are required to be applied on a retrospective basis to all periods presented. We early adopted the amendments at December 31, 2018.
In March 2017, the FASB amended its standards related to the presentation of pension and other postretirement benefit costs in the financial statements beginning January 1, 2018. Under the new standard, we are required to separate service costs from all other elements of pension costs and reflect the other elements of pension costs outside of operating income in our Consolidated Statements of Income. In addition, the standard limits the amount eligible for capitalization (into inventory or self-constructed assets) to the amount of service cost. This portion of the standard was applied on a prospective basis. The remainder of the new standard was applied on a retrospective basis using a practical expedient as the estimation basis for the reclassification of prior period non-service cost components of net periodic benefit cost from operating income to non-operating income. As a result, we revised our Consolidated Statements of Income by the following amounts:

	Favorable / (Unfavorable)
In millions	2017	2016
Cost of sales	$10	$6
Selling, general and administrative expenses	(39)	(53)
Research, development and engineering expenses	(2)	(1)
Total change in operating income	(31)	(48)
Other non-operating income, net	31	48
Total change in income before income taxes	$—	$—

In January 2017, the FASB amended its standards related to goodwill impairment testing to simplify the annual testing process. Under the amendment, the impairment of goodwill is now calculated as the difference between the fair value of the reporting unit and the carrying value of the reporting unit. Step two of the former impairment model is no longer required. We early adopted this standard in the fourth quarter of 2018 as allowed by the amendment, in order to streamline our impairment testing process. The standard applies prospectively beginning with our assessments performed in the fourth quarter. As we did not have any impairments of goodwill during the year, adoption of the standard did not have an impact on our Consolidated Financial Statements.
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
In January 2016, the FASB amended its standards related to the accounting for certain financial instruments which became effective for us beginning January 1, 2018. This amendment addresses certain aspects of recognition, measurement, presentation and disclosure. The standard resulted in a cumulative effect increase to opening retained earnings of $2 million in our Consolidated Financial Statements.
Accounting Pronouncements Issued But Not Yet Effective
In August 2018, the FASB issued a new standard that aligns the accounting for implementation costs incurred in a cloud computing arrangement accounted for as a service contract with the model currently used for internal use software costs. Under the new standard, costs that meet certain criteria will be required to be capitalized on the balance sheet and subsequently amortized over the term of the hosting arrangement. The standard is effective for us beginning on January 1, 2020, with early adoption permitted. The standard allows for either prospective or retrospective transition. We are still evaluating the impact of this standard on our financial statements.
In August 2017, the FASB amended its standards related to accounting for derivatives and hedging. These amendments allow the initial hedge effectiveness assessment to be performed by the end of the first quarter in which the hedge is designated rather than concurrently with entering into the hedge transaction. The changes also expand the use of a periodic qualitative hedge effectiveness assessment in lieu of an ongoing quantitative assessment performed throughout the life of the hedge. The revision removes the requirement to record ineffectiveness on cash flow hedges through the income statement when a hedge is considered highly effective, instead deferring all related hedge gains and losses in other comprehensive income until the hedged item impacts earnings. The modifications permit hedging the contractually-specified price of a component of a commodity purchase and revises certain disclosure requirements. The amendments are effective January 1, 2019. The revised standard is required to be adopted on a modified retrospective basis for any cash flow or net investment hedge relationships that exist on the date of adoption and prospectively for disclosures. We do not expect the amendments to have a material effect on our Consolidated Financial Statements.
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
In February 2016, the FASB amended its standards related to the accounting for leases. Under the new standard, lessees will now be required to recognize substantially all leases on the balance sheet as both a right-of-use asset and a liability. The standard will continue to have two types of leases for income statement recognition purposes: operating leases and finance leases. Operating leases will result in the recognition of a single lease expense on a straight-line basis over the lease term similar to the treatment for operating leases under today's standards. Finance leases will result in an accelerated expense similar to the accounting for capital leases under today's standards. The determination of a lease classification as operating or finance will occur in a manner similar to today's standard. The new standard also contains amended guidance regarding the identification of embedded leases in service contracts and the identification of lease and non-lease components of an arrangement. The new standard is effective on January 1, 2019 and we will adopt on a modified retrospective basis with a cumulative effect adjustment, if any, to be recorded in retained earnings on January 1, 2019. We do not expect this adjustment to be material. Based on our current lease portfolio, adoption of the standard will result in an increase in operating lease assets and liabilities in a range of $445 million to $495 million with an immaterial impact on our Consolidated Statements of Income; however this estimate is subject to change as we finalize our implementation. We are implementing enhanced internal controls and a software solution to comply with the requirements of the standard.
NOTE 2. DISAGGREGATION OF REVENUE
Consolidated Revenue
The table below presents our consolidated sales by geographic area. Net sales attributed to geographic areas were based on the location of the customer.

	Years ended December 31,
In millions	2018	2017	2016
United States	$13,218	$11,010	$9,476
China	2,324	2,137	1,544
India	965	805	621
Other international	7,264	6,476	5,868
Total net sales	$23,771	$20,428	$17,509

Segment Revenue
Engine segment external sales by market were as follows:

In millions	Year ended December 31, 2018
Heavy-duty truck	$2,885
Medium-duty truck and bus	2,536
Light-duty automotive	1,501
Total on-highway	6,922
Off-highway	1,080
Total sales	$8,002

Distribution segment external sales by region were as follows:

In millions	Year ended December 31, 2018
North America	$5,331
Asia Pacific	851
Europe	536
China	317
Africa and Middle East	242
India	192
Latin America	169
Russia	169
Total sales	$7,807

Distribution segment external sales by product line were as follows:

In millions	Year ended December 31, 2018
Parts	$3,222
Engines	1,632
Service	1,471
Power generation	1,482
Total sales	$7,807

Components segment external sales by business were as follows:

In millions	Year ended December 31, 2018
Emission solutions	$2,780
Filtration	1,010
Turbo technologies	761
Automated transmissions	543
Electronics and fuel systems	237
Total sales	$5,331

Power Systems segment external sales by product line were as follows:

In millions	Year ended December 31, 2018
Power generation	$1,467
Industrial	801
Generator technologies	357
Total sales	$2,625

NOTE 3. INVESTMENTS IN EQUITY INVESTEES
Investments and advances related to equity method investees and our ownership percentage was as follows:

		December 31,
In millions	Ownership %	2018	2017
Komatsu alliances	20-50%	$238	$219
Beijing Foton Cummins Engine Co., Ltd.	50%	203	223
Dongfeng Cummins Engine Company, Ltd.	50%	160	146
Chongqing Cummins Engine Company, Ltd.	50%	102	84
Cummins-Scania XPI Manufacturing, LLC	50%	101	87
Tata Cummins, Ltd.	50%	58	59
Other	Various	360	338
Investments and advances related to equity method investees		$1,222	$1,156

We have approximately $743 million in our investment account at December 31, 2018, that represents cumulative undistributed income in our equity investees. Dividends received from our unconsolidated equity investees were $242 million, $219 million and $212 million in 2018, 2017 and 2016, respectively.

Equity, royalty and interest income from investees, net of applicable taxes, was as follows:

	Years ended December 31,
In millions	2018	2017		2016
Manufacturing entities
Beijing Foton Cummins Engine Co., Ltd.	$72	$94		$52
Dongfeng Cummins Engine Company, Ltd.	58	73		46
Chongqing Cummins Engine Company, Ltd.	51	41		38
Cummins Westport, Inc.	28	9	(1)	11
Dongfeng Cummins Emission Solutions Co., Ltd.	14	13		9
Tata Cummins, Ltd.	14	(7)	(1)	6
All other manufacturers	73	56	(1)	43
Distribution entities
Komatsu Cummins Chile, Ltda.	26	30		34
North American distributors	—	—		21	(2)
All other distributors	—	(1)		—
Cummins share of net income	336	308		260
Royalty and interest income	58	49		41
Equity, royalty and interest income from investees	$394	$357		$301

___________________________________________________________
(1) U.S. tax legislation passed in December 2017 decreased our equity earnings at certain equity investees, including a $7 million unfavorable impact to Cummins Westport, Inc. due to the remeasurement of deferred taxes and $15 million unfavorable impact to Tata Cummins, Ltd. and a $17 million unfavorable impact to "All other manufacturers" due to withholding tax adjustments on foreign earnings. See Note 4, "INCOME TAXES," to our Consolidated Financial Statements for additional information.
(2) During 2016, we acquired the remaining interest in the final unconsolidated North American distributor joint venture.
Manufacturing Entities
Our manufacturing joint ventures have generally been formed with customers and are primarily intended to allow us to increase our market penetration in geographic regions, reduce capital spending, streamline our supply chain management and develop technologies. Our largest manufacturing joint ventures are based in China and are included in the list below. Our engine manufacturing joint ventures are supplied by our Components segment in the same manner as it supplies our wholly-owned Engine segment and Power Systems segment manufacturing facilities. Our Components segment joint ventures and wholly owned entities provide electronics, fuel systems, filtration, aftertreatment systems, turbocharger products and transmissions that are used with our engines as well as some competitors' products. The results and investments in our joint ventures in which we have 50 percent or less ownership interest (except for Eaton Cummins Automated Transmission Technologies joint venture) are included in “Equity, royalty and interest income from investees” and “Investments and advances related to equity method investees” in our Consolidated Statements of Income and Consolidated Balance Sheets, respectively.

•
Beijing Foton Cummins Engine Co., Ltd. - Beijing Foton Cummins Engine Co., Ltd. is a joint venture in China with Beiqi Foton Motor Co., Ltd., a commercial vehicle manufacturer, which consists of two distinct lines of business, a light-duty business and a heavy-duty business. The light-duty business produces our families of ISF 2.8 liter to 4.5 liter high performance light-duty diesel engines in Beijing. These engines are used in light-duty and medium duty commercial trucks, pick-up trucks, buses, multipurpose and sport utility vehicles with main markets in China, Brazil and Russia. Certain types of small construction equipment and industrial applications are also served by these engine families. The heavy-duty business produces the X11 and X12 high performance heavy-duty diesel engines in Beijing. These engines are used in heavy-duty commercial trucks in China and will be used by Cummins either directly sourced from China and/or locally assembled in other markets. Certain types of construction equipment and industrial applications are also served by these engine families.

•
Dongfeng Cummins Engine Company, Ltd. - Dongfeng Cummins Engine Company, Ltd. (DCEC) is a joint venture in China with Dongfeng Automotive Co. Ltd., a subsidiary of Dongfeng Motor Corporation, one of the largest medium-duty and heavy-duty truck manufacturers in China. DCEC produces Cummins 3.9 to 13-liter diesel engines, with a power range from 80 to 680 horsepower, and natural gas engines.

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

•
Tata Cummins, Ltd. - Tata Cummins, Ltd. is a joint venture in India with Tata Motors Ltd., the largest automotive company in India and a member of the Tata group of companies. This joint venture manufactures Cummins' 3.8 to 8.9-liter diesel engines in India with a power range from 75 to 400 horsepower for use in trucks manufactured by Tata Motors, as well as for various industrial and power generation applications.

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
Equity Investee Financial Summary
Summary financial information for our equity investees was as follows:

	For the years ended and at December 31,
In millions	2018	2017	2016
Net sales	$7,352	$7,050	$5,654
Gross margin	1,373	1,422	1,182
Net income	647	680	499

Cummins share of net income	$336	$308	$260
Royalty and interest income	58	49	41
Total equity, royalty and interest from investees	$394	$357	$301

Current assets	$3,401	$3,416
Non-current assets	1,449	1,379
Current liabilities	(2,669)	(2,567)
Non-current liabilities	(218)	(237)
Net assets	$1,963	$1,991

Cummins share of net assets	$1,144	$1,116

Sale of Equity Investee
In the fourth quarter of 2016, we sold our remaining 49 percent interest in Cummins Olayan Energy for $61 million and recognized a gain of $17 million. We received cash of $58 million with the remaining balance receivable in subsequent periods.

NOTE 4. INCOME TAXES
The following table summarizes income before income taxes:

	Years ended December 31,
In millions	2018	2017	2016
U.S. income	$1,239	$1,237	$995
Foreign income	1,514	1,128	935
Income before income taxes	$2,753	$2,365	$1,930

Income tax expense (benefit) consists of the following:

	Years ended December 31,
In millions	2018	2017	2016
Current
U.S. federal and state	$303	$355	$211
Foreign	348	289	213
Impact of tax legislation	153	349	—
Total current	804	993	424
Deferred
U.S. federal and state	(71)	(42)	57
Foreign	(26)	(12)	(7)
Impact of tax legislation	(141)	432	—
Total deferred	(238)	378	50
Income tax expense	$566	$1,371	$474

A reconciliation of the statutory U.S. federal income tax rate to the effective tax rate was as follows:

	Years ended December 31,
	2018	2017	2016
Statutory U.S. federal income tax rate	21.0%	35.0%	35.0%
State income tax, net of federal effect	0.9	0.6	0.8
Differences in rates and taxability of foreign subsidiaries and joint ventures	(0.2)	(6.4)	(7.2)
Research tax credits	(1.2)	(1.4)	(1.7)
Impact of tax legislation	0.5	33.1	—
Other, net	(0.4)	(2.9)	(2.3)
Effective tax rate	20.6%	58.0%	24.6%

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (Tax Legislation) which changed the U.S. statutory rate to 21 percent effective January 1, 2018 and required companies to pay a one-time transition tax on certain previously undistributed earnings on certain foreign subsidiaries and foreign joint ventures that were tax deferred. Our effective tax rate for 2018 was 20.6 percent compared to 58.0 percent for 2017 and 24.6 percent for 2016. The impacts of the Tax Legislation resulted in additional tax expense of $12 million in 2018 and $781 million in 2017.
The Securities and Exchange Commission (SEC) issued guidance which addressed the uncertainty in the application of GAAP to the Tax Legislation where certain income tax effects could not be finalized at December 31, 2017. This guidance allowed entities to record provisional amounts based on current estimates that were updated on a quarterly basis in 2018. The SEC required final calculations to be completed within the one year measurement period ending December 22, 2018 and reflect any additional guidance issued throughout the year. We made provisional estimates of the effects of the Tax Legislation in three primary areas: (1) our existing deferred tax balances; (2) the one-time transition tax and (3) the withholding tax accrued on those earnings no longer considered permanently reinvested at December 31, 2017. Each of these items is described in more detail below.

2017 IMPACT OF TAX LEGISLATION
Deferred tax assets and liabilities
We remeasured certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future, which was generally 21 percent. The provisional amount related to the remeasurement of our deferred tax balance was an incremental tax expense of $152 million in 2017. See NOTE 3, "INVESTMENTS IN EQUITY INVESTEES," for the impact to our equity investees.
One-time transition tax
The one-time transition tax was based on our total post-1986 unrepatriated earnings and profits not previously subject to U.S. income tax. The recorded provisional amount for our one-time transition tax was a tax expense of $298 million with a cash impact of $338 million.
Withholding tax
Withholding tax is an additional cost associated with the distribution of earnings from some jurisdictions. As a result of the Tax Legislation, we reconsidered previous assertions regarding earnings that were considered permanently reinvested, which required us to record withholding taxes on earnings likely to be distributed in the foreseeable future. The assertion as to which earnings are permanently reinvested for purposes of calculating withholding tax was provisional as we refined the underlying calculations of the amount of earnings subject to the tax and the rate at which it will be taxed. The recorded provisional amount for the withholding tax resulted in an incremental tax expense of $331 million. See NOTE 3, "INVESTMENTS IN EQUITY INVESTEES," and NOTE 17, "NONCONTROLLING INTERESTS," for the impact of withholding taxes to our equity investees and noncontrolling interests.
2018 ADJUSTMENTS TO TAX LEGISLATION
We completed accounting for the tax effects of the enactment of the Tax Legislation at December 31, 2018 and included $12 million of unfavorable discrete tax items in our 2018 tax provision.
The adjustments for income tax expense (benefit) during the one-year Tax Legislation measurement period for each group and other Tax Legislation adjustments consisted of the following:

	Years Ended December 31,
In millions	2018	2017	Total Impact
One-year measurement adjustments to 2017 estimates
Withholding tax accrued	$(148)	$331	$183
Deferred tax balances	7	152	159
One-time transition tax	111	298	409
Net impact of measurement period changes	(30)	781	751
Other 2018 adjustments
Deferred tax charges(1)	35	—	35
Foreign currency adjustment related to Tax Legislation	7	—	7
Net impact of 2018 adjustments	42	—	42
Total Tax Legislation impact	$12	$781	$793
____________________________________________________
(1) Charges relate to one-time recognition of deferred tax charges at historical tax rates on intercompany profit in inventory.

Carryforward tax benefits and the tax effect of temporary differences between financial and tax reporting that give rise to net deferred tax (liabilities) assets were as follows:

	December 31,
In millions	2018	2017
Deferred tax assets
U.S. state carryforward benefits	$191	$200
Foreign carryforward benefits	149	159
Employee benefit plans	245	274
Warranty expenses	401	300
Accrued expenses	94	95
Other	65	70
Gross deferred tax assets	1,145	1,098
Valuation allowance	(327)	(347)
Total deferred tax assets	818	751
Deferred tax liabilities
Property, plant and equipment	(255)	(250)
Unremitted income of foreign subsidiaries and joint ventures	(184)	(331)
Employee benefit plans	(202)	(224)
Other	(30)	(31)
Total deferred tax liabilities	(671)	(836)
Net deferred tax assets (liabilities)	$147	$(85)

Our 2018 U.S. carryforward benefits include $191 million of state credit and net operating loss carryforward benefits that begin to expire in 2019. Our foreign carryforward benefits include $149 million of net operating loss carryforwards that begin to expire in 2019. A valuation allowance is recorded to reduce the gross deferred tax assets to an amount we believe is more likely than not to be realized. The valuation allowance is $327 million and decreased in 2018 by a net $20 million. The valuation allowance is primarily attributable to the uncertainty regarding the realization of a portion of the U.S. state and foreign net operating loss and tax credit carryforward benefits.
Our Consolidated Balance Sheets contain the following tax related items:

	December 31,
In millions	2018	2017
Prepaid and other current assets
Refundable income taxes	$117	$152
Other assets
Deferred income tax assets	410	306
Long-term refundable income taxes	6	6
Accrued expenses
Income tax payable	97	77
Other liabilities and deferred revenue
Income tax payable	293	281
Deferred income tax liabilities	263	391

A reconciliation of unrecognized tax benefits for the years ended December 31, 2018, 2017 and 2016 was as follows:

	December 31,
In millions	2018	2017	2016
Balance at beginning of year	$41	$59	$135
Additions to current year tax positions	10	11	10
Additions to prior years' tax positions	27	9	18
Reductions to prior years' tax positions	(2)	(3)	—
Reductions for tax positions due to settlements with taxing authorities	(5)	(35)	(104)
Balance at end of year	$71	$41	$59

Included in the December 31, 2018, 2017 and 2016, balances are $62 million, $32 million and $31 million, respectively, related to tax positions that, if released, would favorably impact the effective tax rate in future periods. We have also accrued interest expense related to the unrecognized tax benefits of $4 million, $4 million and $3 million as of December 31, 2018, 2017 and 2016, respectively. We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.
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
As a result of our global operations, we file income tax returns in various jurisdictions including U.S. federal, state and foreign jurisdictions. We are routinely subject to examination by taxing authorities throughout the world, including Australia, Belgium, Brazil, Canada, China, France, India, Mexico, the United Kingdom (U.K.) and the U.S. With few exceptions, our U.S. federal, major state and foreign jurisdictions are no longer subject to income tax assessments for years before 2014.

NOTE 5. MARKETABLE SECURITIES
A summary of marketable securities, all of which are classified as current, was as follows:

	December 31,
	2018			2017
In millions	Cost	Gross unrealized gains/(losses) (1)	Estimated fair value	Cost	Gross unrealized gains/(losses) (1)	Estimated fair value
Equity securities
Debt mutual funds	$103	$1	$104	$170	$—	$170
Certificates of deposit	101	—	101	12	—	12
Equity mutual funds	16	—	16	12	3	15
Debt securities	1	—	1	1	—	1
Total marketable securities	$221	$1	$222	$195	$3	$198

______________________________________________________
(1) Unrealized gains and losses for debt securities are recorded in other comprehensive income (See NOTE 15, "ACCUMULATED OTHER COMPREHENSIVE LOSS," to our Consolidated Financial Statements for more information). Effective January 1, 2018, with the adoption of the new FASB standard, all unrealized gains and losses for equity securities are recorded in "Other income, net" in the Consolidated Statements of Income. See NOTE 1, "RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS," for detailed information about the adoption of this standard.

Effective January 1, 2018 and forward, only debt securities are classified as "held-to-maturity," "available-for-sale" or "trading". Only debt securities at December 31, 2018 are classified as available-for-sale securities, while all equity and debt securities at December 31, 2017, are classified as available-for-sale securities. All marketable securities presented use a Level 2 fair value measure. The fair value of Level 2 securities is estimated using actively quoted prices for similar instruments from brokers and observable inputs where available, including market transactions and third-party pricing services, or net asset values provided to investors. We do not currently have any Level 3 securities and there were no transfers between Level 2 or 3 during 2018 or 2017.

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

The proceeds from sales and maturities of marketable securities were as follows:

	Years ended December 31,
In millions	2018	2017	2016
Proceeds from sales of marketable securities	$253	$145	$116
Proceeds from maturities of marketable securities	78	121	190
Investments in marketable securities - liquidations	$331	$266	$306

NOTE 6. INVENTORIES
Inventories are stated at the lower of cost or market. Inventories included the following:

	December 31,
In millions	2018	2017
Finished products	$2,405	$2,078
Work-in-process and raw materials	1,487	1,216
Inventories at FIFO cost	3,892	3,294
Excess of FIFO over LIFO	(133)	(128)
Total inventories	$3,759	$3,166

NOTE 7. PROPERTY, PLANT AND EQUIPMENT
Details of our property, plant and equipment balance were as follows:

	December 31,
In millions	2018	2017
Land and buildings	$2,398	$2,332
Machinery, equipment and fixtures	5,391	5,285
Construction in process	530	441
Property, plant and equipment, gross	8,319	8,058
Less: Accumulated depreciation	(4,223)	(4,131)
Property, plant and equipment, net	$4,096	$3,927

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017:

In millions	Components		Electrified Power		Distribution	Power Systems	Engine	Segment Total	Unallocated		Total
Balance at December 31, 2016	$386		$—		$79	$9	$6	$480	$—		$480
Acquisitions	544	(1)	—		—	—	—	544	47	(2)	591
Translation and other	10		—		—	1	—	11	—		11
Balance at December 31, 2017	940		—		79	10	6	1,035	47		1,082
Acquisitions	—		49	(1)	—	—	—	49	—		49
Translation and other	(5)		—		—	—	—	(5)	—		(5)
Allocation to segment	—		47	(2)	—	—	—	47	(47)		—
Balance at December 31, 2018	$935		$96		$79	$10	$6	$1,126	$—		$1,126

____________________________________________________

(1)	See Note 19, "ACQUISITIONS," for additional information on acquisition goodwill.

(2)
Goodwill associated with the Brammo Inc. acquisition was presented as an unallocated item as it had not yet been assigned to a reportable segment at December 31, 2017. Effective January 1, 2018, Brammo Inc. was assigned to our new Electrified Power segment. See Note 19, "ACQUISITIONS," for additional information.

Intangible assets that have finite useful lives are amortized over their estimated useful lives. The following table summarizes our other intangible assets with finite useful lives that are subject to amortization:

	December 31,
In millions	2018	2017
Software	$662	$718
Less: Accumulated amortization	(372)	(386)
Software, net	290	332
Trademarks, patents, customer relationships and other	803	786
Less: Accumulated amortization	(184)	(145)
Trademarks, patents, customer relationships and other, net	619	641
Total other intangible assets, net	$909	$973

Amortization expense for software and other intangibles totaled $153 million, $112 million and $92 million for the years ended December 31, 2018, 2017 and 2016, respectively. The projected amortization expense of our intangible assets, assuming no further acquisitions or dispositions, is as follows:

In millions	2019	2020	2021	2022	2023
Projected amortization expense	$125	$114	$93	$73	$56

NOTE 9. PRODUCT WARRANTY LIABILITY
A tabular reconciliation of the product warranty liability, including the deferred revenue related to our extended warranty coverage and accrued product campaigns, was as follows:

	December 31,
In millions	2018	2017	2016
Balance, beginning of year	$1,687	$1,414	$1,404
Provision for warranties issued	918	557	334
Deferred revenue on extended warranty contracts sold	293	240	231
Payments made during period	(443)	(398)	(385)
Amortization of deferred revenue on extended warranty contracts	(244)	(219)	(201)
Changes in estimates for pre-existing warranties	3	85	44
Foreign currency translation and other	(6)	8	(13)
Balance, end of year	$2,208	$1,687	$1,414

Warranty related deferred revenues and the long-term portion of the warranty liabilities on our Consolidated Balance Sheets were as follows:

	December 31,
In millions	2018	2017	Balance Sheet Location
Deferred revenue related to extended coverage programs
Current portion	$227	$231	Current portion of deferred revenue
Long-term portion	587	536	Deferred revenue
Total	$814	$767

Base product warranty
Current portion	$654	$454	Current portion of accrued product warranty
Long-term portion	740	466	Accrued product warranty
Total	$1,394	$920

Total warranty accrual	$2,208	$1,687

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
In the first quarter of 2018, we concluded based upon additional emission testing performed, and further discussions with the EPA and CARB that the field campaigns should be expanded to include a larger population of our engine systems that are subject to the aftertreatment component degradation, including our model years 2010 through 2015. As a result, we recorded an additional charge of $187 million, or $0.87 per share, to cost of sales in our Consolidated Statements of Income ($94 million recorded in the Components segment and $93 million in the Engine segment).
In the second quarter of 2018, we reached agreement with the CARB and EPA regarding our plans to address the affected populations. In finalizing our plans, we increased the number of systems to be addressed through hardware replacement compared to our assumptions resulting in an additional charge of $181 million, or $0.85 per share, to cost of sales in our Consolidated Statements of Income ($91 million recorded in the Engine segment and $90 million in the Components segment).
The campaigns launched in the third quarter of 2018 and will be completed in phases across the affected population with a projection to be substantially complete by December 31, 2020. The total remaining accrual related to this matter at December 31, 2018 was $372 million and is included in the base warranty total in the above table.

Loss Contingency
Engine systems sold in the U.S. must be certified to comply with the EPA and CARB emission standards. EPA and CARB regulations require that in-use testing be performed on vehicles by the emission certificate holder and reported to the EPA and CARB in order to ensure ongoing compliance with these emission standards. We are the holder of this emission certificate for our engines, including engines installed in certain vehicles with one customer for which we did not also manufacture or sell the emission aftertreatment system. During 2015, a quality issue in certain of these third party aftertreatment systems caused some of our inter-related engines to fail in-use emission testing. In the fourth quarter of 2015, the vehicle manufacturer made a request that we assist in the design and bear the financial cost of a field campaign to address the technical issue purportedly causing some vehicles to fail the in-use testing.
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
NOTE 10. DEBT
Loans Payable and Commercial Paper
Loans payable at December 31, 2018 and 2017 were $54 million and $57 million, respectively, and consisted primarily of notes payable to financial institutions. The weighted-average interest rate for notes payable, bank overdrafts and current maturities of long-term debt at December 31 was as follows:

Loans Payable	2018	2017	2016
Weighted-average interest rate	4.66%	3.01%	4.20%

We can issue up to $3.5 billion of unsecured, short-term promissory notes ("commercial paper") pursuant to our board authorized commercial paper programs. The programs facilitate the private placement of unsecured short-term debt through third party brokers. We intend to use the net proceeds from the commercial paper borrowings for general corporate purposes. We had $780 million and $298 million in outstanding borrowings under our commercial paper programs at December 31, 2018 and 2017, respectively. The weighted-average interest rate for commercial paper at December 31 was as follows:

Commercial Paper	2018	2017	2016
Weighted-average interest rate	2.59%	1.56%	0.79%

Revolving Credit Facilities
On August 22, 2018, we entered into a new five-year revolving credit agreement with a syndicate of lenders. The new credit agreement provides us with a $2 billion senior unsecured revolving credit facility until August 22, 2023. This credit agreement replaces the prior $1.75 billion five-year credit agreement that would have matured on November 13, 2020. Amounts payable under our revolving credit facility will rank pro rata with all of our unsecured, unsubordinated indebtedness. Up to $300 million under this credit facility is available for swingline loans. Advances under the facility bear interest at (i) a base rate or (ii) a rate equal to the LIBOR rate plus an applicable margin based on the credit ratings of our outstanding senior unsecured long-term debt. Based on our current long-term debt ratings, the applicable margin on LIBOR rate loans was 0.75 percent per annum as of December 31, 2018. Advances under the facility may be prepaid without premium or penalty, subject to customary breakage costs.

On August 22, 2018, we entered into a new 364-day credit agreement that allows us to borrow up to $1.5 billion of additional unsecured funds at any time through August 21, 2019. This credit agreement replaces the prior $1.0 billion 364-day credit facility that would have matured on September 14, 2018. Up to $150 million under this credit facility is available for swingline loans.
Both credit agreements include various covenants, including, among others, maintaining a total debt to total capital leverage ratio of no more than 0.65 to 1.0. At December 31, 2018, we were in compliance with the covenants. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and for general corporate purposes. There were no outstanding borrowings under these facilities at December 31, 2018. We intend to maintain credit facilities of a similar aggregate amount by renewing or replacing these facilities before expiration.
At December 31, 2018, we had $780 million of commercial paper outstanding, which effectively reduced the $3.5 billion available capacity under our revolving credit facilities to $2.72 billion.
At December 31, 2018, we also had $237 million available for borrowings under our international and other domestic credit facilities.

Long-term Debt

	December 31,
In millions	2018	2017
Long-term debt
Senior notes, 3.65%, due 2023	$500	$500
Debentures, 6.75%, due 2027	58	58
Debentures, 7.125%, due 2028	250	250
Senior notes, 4.875%, due 2043	500	500
Debentures, 5.65%, due 2098 (effective interest rate 7.48%)	165	165
Other debt	64	76
Unamortized discount	(52)	(54)
Fair value adjustments due to hedge on indebtedness	25	35
Capital leases	132	121
Total long-term debt	1,642	1,651
Less: Current maturities of long-term debt	45	63
Long-term debt	$1,597	$1,588

Principal payments required on long-term debt during the next five years are as follows:

In millions	2019	2020	2021	2022	2023
Principal payments	$45	$13	$39	$9	$506

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
Our debt agreements contain several restrictive covenants. The most restrictive of these covenants applies to our revolving credit facility which will upon default, among other things, limit our ability to incur additional debt or issue preferred stock, enter into sale-leaseback transactions, sell or create liens on our assets, make investments and merge or consolidate with any other entity. In addition, we are subject to a maximum debt-to-EBITDA ratio financial covenant. At December 31, 2018, we were in compliance with all of the covenants under our borrowing agreements.

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
Interest Expense
For the years ended December 31, 2018, 2017 and 2016, total interest incurred was $116 million, $85 million and $75 million, respectively, and interest capitalized was $2 million, $4 million and $6 million, respectively.
Interest Rate Risk
We have a series of interest rate swaps to effectively convert our September 2013, $500 million debt issue, due in 2023, from a fixed rate of 3.65 percent to a floating rate equal to the one-month LIBOR plus a spread. The terms of the swaps mirror those of the debt, with interest paid semi-annually. The swaps were designated, and will be accounted for, as fair value hedges under GAAP. The gain or loss on these derivative instruments, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current income as “Interest expense.” The net swap settlements that accrue each period are also reported in “Interest expense.”
The following table summarizes these gains and losses for the years presented below:

	Years ended December 31,
In millions	2018		2017		2016
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings
Interest expense (1)	$(8)	$7	$(7)	$8	$(8)	$12
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
Fair Value of Debt
Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair values and carrying values of total debt, including current maturities, were as follows:

	December 31,
In millions	2018	2017
Fair values of total debt (1)	$2,679	$2,301
Carrying values of total debt	2,476	2,006

___________________________________________
(1) The fair value of debt is derived from Level 2 inputs.
NOTE 11. PENSIONS AND OTHER POSTRETIREMENT BENEFITS
Pension Plans
We sponsor several pension plans covering substantially all employees. Generally, pension benefits for salaried employees are determined as a function of employee’s compensation. Pension benefits for most hourly employees are determined similarly and as a function of employee’s compensation, with the exception of a small group of hourly employees whose pension benefits were grandfathered in accordance with agreements with their union representation and are based on their years of service and compensation during active employment. The level of benefits and terms of vesting may vary among plans and are offered in accordance with applicable laws. Pension plans assets are administered by trustees and are principally invested in fixed income security and equity securities. It is our policy to make contributions to our various qualified plans in accordance with statutory and contractual funding requirements, and any additional contributions we determine are appropriate.
Obligations, Assets and Funded Status
Benefit obligation balances presented below reflect the projected benefit obligation (PBO) for our pension plans. The changes in the benefit obligations, the various plan assets, the funded status of the plans and the amounts recognized in our Consolidated Balance Sheets for our significant pension plans at December 31 were as follows:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans		U.K. Plans
In millions	2018	2017	2018		2017
Change in benefit obligation
Benefit obligation at the beginning of the year	$2,765	$2,661	$1,662		$1,451
Service cost	120	107	29		26
Interest cost	98	106	41		40
Actuarial (gain) loss	(212)	61	(46)		53
Benefits paid from fund	(193)	(155)	(62)		(54)
Benefits paid directly by employer	(16)	(15)	—		—
Plan amendment	—	—	15	(1)	—
Exchange rate changes	—	—	(89)		146
Benefit obligation at end of year	$2,562	$2,765	$1,550		$1,662
Change in plan assets
Fair value of plan assets at beginning of year	$3,166	$2,751	$1,960		$1,753
Actual return on plan assets	(36)	351	(33)		78
Employer contributions	—	219	21		9
Benefits paid	(193)	(155)	(62)		(54)
Exchange rate changes	—	—	(104)		174
Fair value of plan assets at end of year	$2,937	$3,166	$1,782		$1,960
Funded status (including unfunded plans) at end of year	$375	$401	$232		$298
Amounts recognized in consolidated balance sheets
Pension assets - long-term	$697	$745	$232		$298
Accrued compensation, benefits and retirement costs - current liabilities	(14)	(14)	—		—
Pensions - long-term liabilities	(308)	(330)	—		—
Net amount recognized	$375	$401	$232		$298
Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$635	$649	$230		$207
Prior service cost	8	8	16		—
Net amount recognized	$643	$657	$246		$207

___________________________________________________________
(1) Guaranteed minimum pension benefits to equalize certain pension benefits between men and women per the United Kingdom court decision.
In addition to the pension plans in the above table, we also maintain less significant defined benefit pension plans in 14 other countries outside of the U.S. and the U.K. that comprise approximately 4 percent and 5 percent of our pension plan assets and obligations, respectively, at December 31, 2018. These plans are reflected in "Other liabilities" on our Consolidated Balance Sheets. In 2018 and 2017, we made $11 million and $11 million of contributions to these plans, respectively.
The following table presents information regarding total accumulated benefit obligation (ABO), the ABO and fair value of plan assets for defined benefit pension plans with ABO in excess of plan assets and the PBO and fair value of plan assets for defined benefit pension plans with PBO in excess of plan assets:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans		U.K. Plans
In millions	2018	2017	2018	2017
Total accumulated benefit obligation	$2,544	$2,745	$1,473	$1,569
Plans with accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation	304	323	—	—
Plans with projected benefit obligation in excess of plan assets
Projected benefit obligation	322	344	—	—

Components of Net Periodic Pension Cost
The following table presents the net periodic pension cost under our plans for the years ended December 31:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans			U.K. Plans
In millions	2018	2017	2016	2018	2017	2016
Service cost	$120	$107	$90	$29	$26	$21
Interest cost	98	106	109	41	40	50
Expected return on plan assets	(196)	(204)	(201)	(69)	(70)	(71)
Amortization of prior service cost	1	—	—	—	—	—
Recognized net actuarial loss	33	37	29	29	40	15
Net periodic pension cost	$56	$46	$27	$30	$36	$15

Other changes in benefit obligations and plan assets recognized in other comprehensive loss (income) for the years ended December 31 were as follows:

In millions	2018	2017	2016
Recognized net actuarial loss	$(62)	$(77)	$(44)
Incurred actuarial loss (gain)	91	(40)	107
Foreign exchange translation adjustments	(5)	30	(28)
Total recognized in other comprehensive loss (income)	$24	$(87)	$35

Total recognized in net periodic pension cost and other comprehensive loss (income)	$110	$(5)	$77

Assumptions
The table below presents various assumptions used in determining the PBO for each year and reflects weighted-average percentages for the various plans as follows:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans		U.K. Plans
	2018	2017	2018	2017
Discount rate	4.36%	3.66%	2.80%	2.55%
Cash balance crediting rate	4.03%	4.27%	—	—
Compensation increase rate	3.00%	2.99%	3.75%	3.75%

The table below presents various assumptions used in determining the net periodic pension cost and reflects weighted-average percentages for the various plans as follows:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans			U.K. Plans
	2018	2017	2016	2018	2017	2016
Discount rate	3.66%	4.12%	4.47%	2.55%	2.70%	3.95%
Expected return on plan assets	6.50%	7.25%	7.50%	4.00%	4.50%	4.70%
Compensation increase rate	3.00%	4.87%	4.87%	3.75%	3.75%	3.75%

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

U.S. Plan Assets
For the U.S. qualified pension plans, our assumption for the expected return on assets was 6.5 percent in 2018. Projected returns are based primarily on broad, publicly traded equity and fixed income indices and forward-looking estimates of active portfolio and investment management. We expect additional positive returns from this active investment management. Based on the historical returns and forward-looking return expectations in a rising interest rate environment, we have elected to reduce our assumption to 6.25 percent in 2019.
The primary investment objective is to exceed, on a net-of-fee basis, the rate of return of a policy portfolio comprised of the following:

Asset Class	Target	Range
U.S. equities	7.0%	+5.0/ -5.0%
Non-U.S. equities	2.0%	+3.0/ -2.0%
Global equities	6.0%	+3.0/ -3.0%
Total equities	15.0%
Real estate	6.5%	+3.5/ -6.5%
Private equity/venture capital	6.5%	+3.5/ -6.5%
Opportunistic credit	4.0%	+6.0/ -4.0%
Fixed income	68.0%	+5.0/ -5.0%
Total	100.0%

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
U.K. Plan Assets
For the U.K. qualified pension plans, our assumption for the expected return on assets was 4.0 percent in 2018. The methodology used to determine the rate of return on pension plan assets in the U.K. was based on establishing an equity-risk premium over current long-term bond yields adjusted based on target asset allocations. Our strategy with respect to our investments in these assets is to be invested in a suitable mixture of return-seeking assets such as equities, real estate and liability matching assets such as group annuity insurance contracts and duration matched bonds. Therefore, the risk and return balance of our U.K. asset portfolio should reflect a long-term horizon. To achieve these objectives we have established the following targets:

Asset Class	Target
Global equities	23.0%
Real estate/private markets	5.0%
Reinsurance	8.0%
Corporate credit instruments	7.5%
Fixed income	56.5%
Total	100.0%

As part of our strategy in the U.K. we have not prohibited the use of any financial instrument, including derivatives. As in the U.S. plan, derivatives may be used to better match liability duration and are not used in a speculative way. The 56.5 percent fixed income component is structured in a way that covers approximately 80 percent of the plan's exposure to changes in its discount rate. Based on the above discussion, we have elected an assumption of 4.0 percent in 2019.

Fair Value of U.S. Plan Assets
The fair values of U.S. pension plan assets by asset category were as follows:

	Fair Value Measurements at December 31, 2018
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Equities
U.S.	$77	$—	$—	$77
Non-U.S.	42	—	—	42
Fixed income
Government debt	—	38	—	38
Corporate debt
U.S.	—	323	—	323
Non-U.S.	—	15	—	15
Asset/mortgaged backed securities	—	5	—	5
Net cash equivalents(1)	175	17	—	192
Private equity and real estate(3)	—	—	316	316
Net plan assets subject to leveling	$294	$398	$316	$1,008
Pending trade/purchases/sales				9
Accruals(4)				5
Investments measured at net asset value				1,915
Net plan assets				$2,937

	Fair Value Measurements at December 31, 2017
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Equities
U.S.	$102	$—	$—	$102
Non-U.S.	56	—	—	56
Fixed income
Government debt	—	691	—	691
Corporate debt
U.S.	—	590	—	590
Non-U.S.	—	73	—	73
Asset/mortgage backed securities	—	78	—	78
Net cash equivalents (1)	50	25	—	75
Derivative instruments (2)	—	3	—	3
Private equity and real estate (3)	—	—	246	246
Net plan assets subject to leveling	$208	$1,460	$246	$1,914
Pending trade/purchases/sales				(96)
Accruals (4)				12
Investments measured at net asset value				1,336
Net plan assets				$3,166
____________________________________________________

(1)	Cash equivalents include commercial paper, short-term government/agency, mortgage and credit instruments.

(2)	Derivative instruments include interest rate swaps and credit default swaps.

(3)
The instruments in private equity and real estate, for which quoted market prices are not available, are valued at their estimated fair value as determined by applicable investment managers or by audited financial statements of the funds.

(4)	Accruals include interest or dividends that were not settled at December 31.

Certain of our assets are valued based on their respective net asset value (NAV) (or its equivalent), as an alternative to estimated fair value due to the absence of readily available market prices. The fair value of each such investment category was as follows:

•
U.S. and Non-U.S. Equities ($343 million and $428 million at December 31, 2018 and 2017, respectively) - These commingled funds have observable NAVs provided to investors and provide for liquidity either immediately or within a couple of days.

•
Government Debt ($602 million and $347 million at December 31, 2018 and 2017, respectively) - These commingled funds have observable NAVs provided to investors and provide for liquidity either immediately or within a couple of days.

•
U.S. and Non-U.S. Corporate Debt ($821 million and $321 million at December 31, 2018 and 2017, respectively) - These commingled funds have observable NAVs provided to investors and provide for liquidity either immediately or within a couple of days.

•
Real Estate ($147 million and $137 million at December 31, 2018 and 2017, respectively) - This asset type represents different types of real estate including development property, industrial property, individual mortgages, office property, property investment companies and retail property. These funds are valued using NAVs and allow quarterly or more frequent redemptions.

•
Asset/Mortgage Backed Securities ($2 million and $103 million at December 31, 2018 and 2017, respectively) - This asset type represents investments in fixed- and floating-rate loans. These funds are valued using NAVs and allow quarterly or more frequent redemptions.

The reconciliation of Level 3 assets was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
In millions	Private Equity	Real Estate	Total
Balance at December 31, 2016	$148	$64	$212
Actual return on plan assets
Unrealized gains on assets still held at the reporting date	24	5	29
Purchases, sales and settlements, net	8	(3)	5
Balance at December 31, 2017	180	66	246
Actual return on plan assets
Unrealized gains on assets still held at the reporting date	33	6	39
Purchases, sales and settlements, net	34	(3)	31
Balance at December 31, 2018	$247	$69	$316

Fair Value of U.K. Plan Assets
In July 2012, the U.K. pension plan purchased an insurance contract that will guarantee payment of specified pension liabilities. The contract defers payment for 10 years and is included in the table below in Level 3 for years ended December 31, 2018 and 2017 at a value of $442 million and $477 million, respectively.

The fair values of U.K. pension plan assets by asset category were as follows:

	Fair Value Measurements at December 31, 2018
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Equities
U.S.	$—	$47	$—	$47
Non-U.S.	—	61	—	61
Fixed income
Net cash equivalents (1)	12	—	—	12
Private equity, real estate and insurance (2)	—	—	686	686
Net plan assets subject to leveling	$12	$108	$686	$806
Investments measured at net asset value				976
Net plan assets				$1,782

	Fair Value Measurements at December 31, 2017
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Equities
U.S.	$—	$63	$—	$63
Non-U.S.	—	91	—	91
Fixed income
Net cash equivalents (1)	29	—	—	29
Private equity, real estate and insurance (2)	—	—	671	671
Net plan assets subject to leveling	$29	$154	$671	$854
Investments measured at net asset value				1,106
Net plan assets				$1,960
_____________________________________________________

(1)	Cash equivalents include commercial paper, short-term government/agency, mortgage and credit instruments.

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

Certain of our assets are valued based on their respective NAV (or its equivalent), as an alternative to estimated fair value due to the absence of readily available market prices. The fair value of each such investment category was as follows:

•
U.S. and Non-U.S. Corporate Debt ($753 million and $822 million at December 31, 2018 and 2017, respectively) - These commingled funds have observable NAVs provided to investors and provide for liquidity either immediately or within a couple of days.

•
U.S. and Non-U.S. Equities ($100 million and $144 million at December 31, 2018 and 2017, respectively) - These commingled funds have observable NAVs provided to investors and provide for liquidity either immediately or within a couple of days.

•
Re-insurance ($77 million and $86 million at December 31, 2018 and 2017, respectively) - This commingled fund has a NAV that is determined on a monthly basis and the investment may be sold at that value.

•
Managed Futures Funds ($46 million and $54 million at December 31, 2018 and 2017, respectively) - These commingled funds invest in commodities, fixed income and equity securities. They have observable NAVs provided to investors and provide for liquidity either immediately or within a couple of days.

The reconciliation of Level 3 assets was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
In millions	Insurance	Real Estate	Private Equity	Total
Balance at December 31, 2016	$439	$57	$117	$613
Actual return on plan assets
Unrealized gains on assets still held at the reporting date	38	10	28	76
Purchases, sales and settlements, net	—	(8)	(10)	(18)
Balance at December 31, 2017	477	59	135	671
Actual return on plan assets
Unrealized (losses) gains on assets still held at the reporting date	(35)	(2)	21	(16)
Purchases, sales and settlements, net	—	—	31	31
Balance at December 31, 2018	$442	$57	$187	$686

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
Estimated Future Contributions and Benefit Payments
We plan to contribute approximately $123 million to our defined benefit pension plans in 2019. The table below presents expected future benefit payments under our pension plans:

	Qualified and Non-Qualified Pension Plans
In millions	2019	2020	2021	2022	2023	2024 - 2028
Expected benefit payments	$244	$246	$250	$257	$259	$1,342

Other Pension Plans
We also sponsor defined contribution plans for certain hourly and salaried employees. Our contributions to these plans were $104 million, $84 million and $68 million for the years ended December 31, 2018, 2017 and 2016.
Other Postretirement Benefits
Our other postretirement benefit (OPEB) plans provide various health care and life insurance benefits to eligible employees, who retire and satisfy certain age and service requirements, and their dependents. The plans are contributory and contain cost-sharing features such as caps, deductibles, coinsurance and spousal contributions. Employer contributions are limited by formulas in each plan. Retiree contributions for health care benefits are adjusted annually, and we reserve the right to change benefits covered under these plans. There were no plan assets for OPEB plans as our policy is to fund benefits and expenses for these plans as claims and premiums are incurred.

Obligations and Funded Status
Benefit obligation balances presented below reflect the accumulated postretirement benefit obligations (APBO) for our OPEB plans. The changes in the benefit obligations, the funded status of the plans and the amounts recognized in our Consolidated Balance Sheets for our significant OPEB plans were as follows:

	December 31,
In millions	2018	2017
Change in benefit obligation
Benefit obligation at the beginning of the year	$318	$364
Interest cost	11	14
Plan participants' contributions	21	24
Actuarial gain	(51)	(35)
Benefits paid directly by employer	(53)	(49)
Benefit obligation at end of year	$246	$318

Funded status at end of year	$(246)	$(318)

Amounts recognized in consolidated balance sheets
Accrued compensation, benefits and retirement costs - current liabilities	$(22)	$(29)
Postretirement benefits other than pensions-long-term liabilities	(224)	(289)
Net amount recognized	$(246)	$(318)

Amounts recognized in accumulated other comprehensive loss:
Net actuarial (gain) loss	$(24)	$27
Prior service credit	(4)	(4)
Net amount recognized	$(28)	$23

In addition to the OPEB plans in the above table, we also maintain less significant OPEB plans in four other countries outside the U.S. that comprise approximately 9 percent and 6 percent of our OPEB obligations at December 31, 2018 and 2017, respectively. These plans are reflected in "Other liabilities" in our Consolidated Balance Sheets.
Components of Net Periodic Other Postretirement Benefits Cost
The following table presents the net periodic OPEB cost under our plans:

	Years ended December 31,
In millions	2018	2017	2016
Interest cost	$11	$14	$16
Recognized net actuarial loss	—	6	5
Net periodic other postretirement benefit cost	$11	$20	$21

Other changes in benefit obligations recognized in other comprehensive (income) loss for the years ended December 31 were as follows:

	Years ended December 31,
In millions	2018	2017	2016
Recognized net actuarial loss	$—	$(6)	$(6)
Incurred actuarial (gain) loss	(51)	(35)	9
Total recognized in other comprehensive (income) loss	$(51)	$(41)	$3

Total recognized in net periodic other postretirement benefit cost and other comprehensive (income) loss	$(40)	$(21)	$24

Assumptions
The table below presents assumptions used in determining the OPEB obligation for each year and reflects weighted-average percentages for our other OPEB plans as follows:

	2018	2017
Discount rate	4.25%	3.55%

The table below presents assumptions used in determining the net periodic OPEB cost and reflects weighted-average percentages for the various plans as follows:

	2018	2017	2016
Discount rate	3.55%	4.00%	4.35%

Our consolidated OPEB obligation is determined by application of the terms of health care and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates. For measurement purposes, a 7.63 percent annual rate of increase in the per capita cost of covered health care benefits was assumed in 2018. The rate is assumed to decrease on a linear basis to 5.0 percent through 2026 and remain at that level thereafter.
Estimated Benefit Payments
The table below presents expected benefit payments under our OPEB plans:

In millions	2019	2020	2021	2022	2023	2024 - 2028
Expected benefit payments	$24	$23	$22	$22	$21	$90

NOTE 12. OTHER ACCRUED EXPENSES AND OTHER LIABILITIES
Other accrued expenses included the following:

	December 31,
In millions	2018	2017
Marketing accruals	$199	$146
Other taxes payable	196	197
Income taxes payable	97	77
Other	360	495
Other accrued expenses	$852	$915

Other liabilities included the following:

	December 31,
In millions	2018	2017
Income tax payable (1)	$293	$281
Deferred income taxes	263	391
Accrued compensation	173	151
Other long-term liabilities	163	134
Other liabilities	$892	$957

____________________________________________________
(1) Long-term income taxes payable are the result of Tax Legislation and relate to the non-current portion of the one-time transition tax on accumulated foreign earnings. See Note 4, "INCOME TAXES," to our
Consolidated Financial Statements for additional information.

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
Guarantees and Commitments
Periodically, we enter into guarantee arrangements, including guarantees of non-U.S. distributor financings, residual value guarantees on equipment under operating leases and other miscellaneous guarantees of joint ventures or third-party obligations. At December 31, 2018, the maximum potential loss related to these guarantees was $52 million.
We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. At December 31, 2018, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $65 million. Most of these arrangements enable us to secure critical components. We do not currently anticipate paying any penalties under these contracts.
We enter into physical forward contracts with suppliers of platinum and palladium to purchase certain volumes of the commodities at contractually stated prices for various periods, which generally fall within two years. At December 31, 2018, the total commitments under these contracts were $70 million. These arrangements enable us to fix the prices of these commodities, which otherwise are subject to market volatility.
We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance. These performance bonds and other performance-related guarantees were $110 million at December 31, 2018.
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

Leases
We lease certain manufacturing equipment, facilities, warehouses, office space and equipment, aircraft and automobiles for varying periods under lease agreements. Most of the leases are non-cancelable operating leases with fixed rental payments, expire over the next 10 years and contain renewal provisions. Rent expense under these leases was as follows:

	Years ended December 31,
In millions	2018	2017	2016
Rent expense	$217	$215	$210

The following is a summary of the leased property under capital leases by major classes:

	December 31,
In millions	2018	2017
Building	$180	$158
Equipment	92	94
Land	15	16
Less: Accumulated depreciation	(152)	(137)
Total	$135	$131

Following is a summary of the future minimum lease payments due under capital and operating leases with terms of more than one year at December 31, 2018, together with the net present value of the minimum payments due under capital leases:

In millions	Capital Leases	Operating Leases
2019	$30	$138
2020	21	109
2021	16	81
2022	14	60
2023	13	39
After 2023	144	81
Total minimum lease payments	$238	$508
Interest	(106)
Present value of net minimum lease payments	$132

NOTE 14. SHAREHOLDERS' EQUITY
Preferred and Preference Stock
We are authorized to issue one million shares each of zero par value preferred and preference stock with preferred shares being senior to preference shares. We can determine the number of shares of each series, and the rights, preferences and limitations of each series. At December 31, 2018, there was no preferred or preference stock outstanding.

Common Stock
Changes in shares of common stock, treasury stock and common stock held in trust for employee benefit plans were as follows:

In millions	Common Stock	Treasury Stock	Common Stock Held in Trust
Balance at December 31, 2015	222.4	47.2	0.9
Shares acquired	—	7.3	—
Shares issued	—	(0.3)	(0.2)
Balance at December 31, 2016	222.4	54.2	0.7
Shares acquired	—	2.9	—
Shares issued	—	(0.4)	(0.2)
Balance at December 31, 2017	222.4	56.7	0.5
Shares acquired	—	7.9	—
Shares issued	—	(0.2)	(0.1)
Balance at December 31, 2018	222.4	64.4	0.4

Treasury Stock
Shares of common stock repurchased by us are recorded at cost as treasury stock and result in a reduction of shareholders' equity in our Consolidated Balance Sheets. Treasury shares may be reissued as part of our stock-based compensation programs. When shares are reissued, we use the weighted-average cost method for determining cost. The gains between the cost of the shares and the issuance price are added to additional paid-in-capital. The losses are deducted from additional paid-in capital to the extent of the gains. Thereafter, the losses are deducted from retained earnings. Treasury stock activity for the three-year period ended December 31, 2018, consisting of shares issued and repurchased is presented in our Consolidated Statements of Changes in Equity.
In October 2018, our Board of Directors authorized the acquisition of up to $2 billion of additional common stock upon completion of the 2016 repurchase plan. In December 2016, our Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon completion of the 2015 repurchase plan. For the year ended December 31, 2018, we made the following purchases under our stock repurchase programs:

In millions (except per share amounts) For each quarter ended	2018 Shares Purchased	Average Cost Per Share	Total Cost of Repurchases	Cash Paid for Shares Not Received	Remaining Authorized Capacity (1)
November 2015, $1 billion repurchase program
April 1	0.3	$166.79	$46	$—	$—

December 2016, $1 billion repurchase program
April 1	0.7	$164.48	$117		$883
July 1	1.5	143.69	216		667
September 30	2.8	143.58	400	100	167
December 31	1.9	139.67	267	(100)	—
Subtotal	6.9	144.68	1,000	—	—

October 2018, $2 billion repurchase program
December 31	0.7	$139.85	$94		$1,906

Total	7.9	$145.05	$1,140	$—

___________________________________________
(1) The remaining authorized capacity under these plans was calculated based on the cost to purchase the shares but excludes commission expenses in accordance with the authorized plan.

In 2018, we entered into an accelerated share repurchase agreement with Goldman, Sachs & Co. LLC to repurchase $500 million of our common stock under our previously announced share repurchase plans and received 3.5 million shares at an average price of $144.02 per share.
In 2016, we entered into an accelerated share repurchase agreement with Goldman, Sachs & Co. LLC to repurchase $500 million of our common stock under our previously announced share repurchase plans and received 4.7 million shares at an average price of $105.50 per share.
We repurchased $1,140 million, $451 million and $778 million of our common stock in the years ended December 31, 2018, 2017 and 2016, respectively.
Quarterly Dividends
Total dividends paid to common shareholders in 2018, 2017 and 2016 were $718 million, $701 million and $676 million, respectively. Declaration and payment of dividends in the future depends upon our income and liquidity position, among other factors, and is subject to declaration by our Board of Directors, who meet quarterly to consider our dividend payment. We expect to fund dividend payments with cash from operations.
In July 2018, the Board of Directors authorized an increase to our quarterly dividend of 5.6 percent from $1.08 per share to $1.14. In July 2017, the Board of Directors authorized a 5.4 percent increase to our quarterly cash dividend on our common stock from $1.025 per share to $1.08 per share. In July 2016, the Board of Directors approved a 5.1 percent increase to our quarterly dividend on our common stock from $0.975 per share to $1.025 per share. Cash dividends per share paid to common shareholders for the last three years were as follows:

	Quarterly Dividends
	2018	2017	2016
First quarter	$1.08	$1.025	$0.975
Second quarter	1.08	1.025	0.975
Third quarter	1.14	1.08	1.025
Fourth quarter	1.14	1.08	1.025
Total	$4.44	$4.21	$4.00

Employee Benefits Trust
In 1997, we established the Employee Benefits Trust (EBT) funded with common stock for use in meeting our future obligations under employee benefit and compensation plans. The primary sources of cash for the EBT are dividends received on unallocated shares of our common stock held by the EBT. Shares of Cummins stock and cash in the EBT may be used to fund the accounts of participants in the Cummins Retirement and Savings Plan who have elected to receive company matching funds in Cummins stock.  In addition, we may direct the trustee to sell shares in the EBT on the open market and sweep cash from the EBT to fund other employee benefit plans. Matching contributions charged to income for the years ended December 31, 2018, 2017 and 2016 were $12 million, $17 million and $23 million, respectively.

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE LOSS
Following are the changes in accumulated other comprehensive income (loss) by component:

In millions	Change in pensions and other postretirement defined benefit plans		Foreign currency translation adjustment	Unrealized gain (loss) on marketable securities (1)	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at December 31, 2015	$(654)		$(696)	$(2)	$4	$(1,348)
Other comprehensive income before reclassifications
Before tax amount	(111)		(469)	1	(38)	(617)	$(17)	$(634)
Tax benefit	44		38	—	6	88	—	88
After tax amount	(67)		(431)	1	(32)	(529)	(17)	(546)
Amounts reclassified from accumulated other comprehensive income(2)	36		—	—	20	56	—	56
Net current period other comprehensive income (loss)	(31)		(431)	1	(12)	(473)	$(17)	$(490)
Balance at December 31, 2016	$(685)		$(1,127)	$(1)	$(8)	$(1,821)
Other comprehensive income before reclassifications
Before tax amount	73		335	2	(12)	398	$20	$418
Tax benefit (expense)	(36)		(20)	—	5	(51)	—	(51)
After tax amount	37		315	2	(7)	347	20	367
Amounts reclassified from accumulated other comprehensive income(2)	62		—	—	12	74	—	74
Impact of tax legislation (Note 4)	(103)	(3)	—	—	—	(103)	—	(103)
Net current period other comprehensive income (loss)	(4)		315	2	5	318	$20	$338
Balance at December 31, 2017	$(689)		$(812)	$1	$(3)	$(1,503)
Other comprehensive income before reclassifications
Before tax amount	(42)		(333)	2	21	(352)	$(30)	$(382)
Tax benefit (expense)	7		7	—	(7)	7	—	7
After tax amount	(35)		(326)	2	14	(345)	(30)	(375)
Amounts reclassified from accumulated other comprehensive income(2)	53		—	(3)	(9)	41	1	42
Net current period other comprehensive income (loss)	18		(326)	(1)	5	(304)	$(29)	$(333)
Balance at December 31, 2018	$(671)		$(1,138)	$—	$2	$(1,807)

_______________________________________________________________________
(1) Effective January 1, 2018 and forward, unrealized gains and losses, net of tax for equity securities are reported in "Other income, net" on the Consolidated Statements of Income instead of comprehensive income.
Unrealized gains and losses for debt securities will continue to be reported in comprehensive income. See NOTE 1 , "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ," "RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS" section for additional information.
(2) Amounts are net of tax. Reclassifications out of accumulated other comprehensive income (loss) and the related tax effects are immaterial for separate disclosure.
(3) Impact of tax legislation includes $(126) million related to Tax Legislation and $23 million related to 2017 activity. See Note 4, "INCOME TAXES," to our Consolidated Financial Statements for additional information.

NOTE 16. STOCK INCENTIVE AND STOCK OPTION PLANS
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
Performance shares are granted as target awards and are earned based on certain measures of our operating performance. A payout factor has been established ranging from 0 to 200 percent of the target award based on our actual performance during the three-year performance period. The fair value of the award is equal to the average market price, adjusted for the present value of dividends over the vesting period, of our stock on the grant date. Compensation expense is recorded ratably over the period beginning on the grant date until the shares become unrestricted and is based on the amount of the award that is expected to be earned under the plan formula, adjusted each reporting period based on current information.
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
Employee compensation expense (net of estimated forfeitures) related to our share-based plans for the years ended December 31, 2018, 2017 and 2016, was approximately $52 million, $39 million and $31 million, respectively. In addition, non-employee director share-based compensation expense for the years ended December 31, 2018, 2017 and 2016, was approximately $1 million, $2 million and $1 million, respectively. Shares granted to non-employee directors vest immediately and have no restrictions or performance conditions. The excess tax benefit associated with our employee share-based plans for the years ended December 31, 2018, 2017 and 2016, was $2 million, $2 million and $1 million, respectively. The total unrecognized compensation expense (net of estimated forfeitures) related to nonvested awards for our employee share-based plans was approximately $46 million at December 31, 2018 and is expected to be recognized over a weighted-average period of less than two years.

The tables below summarize the employee share-based activity in the Plan:

	Options	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Balance at December 31, 2015	2,029,686	$115.02
Granted	984,430	109.24
Exercised	(215,890)	87.27
Forfeited	(63,462)	119.56
Balance at December 31, 2016	2,734,764	115.02
Granted	648,900	149.98
Exercised	(355,479)	105.91
Forfeited	(126,816)	125.65
Balance at December 31, 2017	2,901,369	123.49
Granted	515,320	159.06
Exercised	(140,133)	88.74
Forfeited	(32,894)	133.00
Balance at December 31, 2018	3,243,662	$130.55	6.7	$37

Exercisable, December 31, 2016	1,149,549	$104.19	4.8	$38
Exercisable, December 31, 2017	1,063,889	$115.26	4.7	$66
Exercisable, December 31, 2018	1,366,722	$124.97	4.7	$18

The weighted-average grant date fair value of options granted during the years ended December 31, 2018, 2017 and 2016, was $34.21, $36.86 and $25.28, respectively. The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016, was approximately $9 million, $19 million and $9 million, respectively.
The weighted-average grant date fair value of performance and restricted shares was as follows:

	Performance Shares		Restricted Shares
Nonvested	Shares	Weighted-average Fair Value	Shares	Weighted-average Fair Value
Balance at December 31, 2015	420,369	$123.88	4,254	$111.40
Granted	169,150	98.26	8,089	117.69
Vested	(115,680)	106.55	(2,502)	114.57
Forfeited	(69,345)	110.52	—	—
Balance at December 31, 2016	404,494	120.41	9,841	115.76
Granted	150,225	138.23	—	—
Vested	(85,020)	141.50	(1,752)	106.89
Forfeited	(58,460)	132.52	—	—
Balance at December 31, 2017	411,239	120.84	8,089	117.68
Granted	124,700	146.50	—	—
Vested	(80,996)	128.47	(2,696)	117.68
Forfeited	(44,593)	127.90	—	—
Balance at December 31, 2018	410,350	$126.36	5,393	$117.68

The total vesting date fair value of performance shares vested during the years ended December 31, 2018, 2017 and 2016 was $13 million, $13 million and $12 million, respectively. The total fair value of restricted shares vested was less than $1 million, $1 million and $1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	2018	2017	2016
Expected life (years)	6	6	5
Risk-free interest rate	2.72%	2.08%	1.34%
Expected volatility	25.40%	29.97%	30.96%
Dividend yield	2.48%	2.28%	2.10%

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
NOTE 17. NONCONTROLLING INTERESTS
Noncontrolling interests in the equity of consolidated subsidiaries were as follows:

	December 31,
In millions	2018	2017
Eaton Cummins Automated Transmission Technologies (1)	$602	$609
Cummins India Ltd. (2)	293	280
Other	16	16
Total	$911	$905

____________________________________________________
(1) See Note 19, "ACQUISITIONS," for additional information.
(2) Noncontrolling interest for Cummins India Ltd. increased $24 million and decreased $43 million in 2018 and 2017, respectively, primarily due to withholding taxes on foreign earnings as a result of Tax Legislation. See Note 4, "INCOME TAXES," to our Consolidated Financial Statements for additional information.

NOTE 18. EARNINGS PER SHARE
We calculate basic earnings per share (EPS) of common stock by dividing net income attributable to Cummins Inc. by the weighted-average number of common shares outstanding for the period. The calculation of diluted EPS assumes the issuance of common stock for all potentially dilutive share equivalents outstanding. We exclude shares of common stock held in the Employee Benefits Trust (EBT) (see Note 14, "SHAREHOLDERS' EQUITY") from the calculation of the weighted-average common shares outstanding until those shares are distributed from the EBT to the Retirement Savings Plan. Following are the computations for basic and diluted earnings per share:

	Years ended December 31,
Dollars in millions, except per share amounts	2018	2017	2016
Net income attributable to Cummins Inc.	$2,141	$999	$1,394

Weighted-average common shares outstanding
Basic	162,172,831	166,625,320	169,038,410
Dilutive effect of stock compensation awards	600,516	645,545	298,206
Diluted	162,773,347	167,270,865	169,336,616
Earnings per common share attributable to Cummins Inc.
Basic	$13.20	$5.99	$8.25
Diluted	13.15	5.97	8.23

The weighted-average diluted common shares outstanding excludes the anti-dilutive effect of certain stock options since such options had an exercise price in excess of the monthly average market value of our common stock. The options excluded from diluted earnings per share were as follows:

	Years ended December 31,
	2018	2017	2016
Options excluded	969,385	31,991	1,091,799

NOTE 19. ACQUISITIONS
Acquisitions for the years ended December 31, 2018, 2017 and 2016 were as follows:

Entity Acquired (Dollars in millions)	Date of Acquisition	Additional Percent Interest Acquired	Payments to Former Owners		Acquisition Related Debt Retirements	Total Purchase Consideration		Type of Acquisition(1)	Gain Recognized(1)	Goodwill Acquired	Intangibles Recognized(2)	Net Sales Previous Fiscal Year Ended
2018
Efficient Drivetrains, Inc.	08/15/18	100%	$51		$2	$64	(3)	COMB	—	$49	$15	$3
Johnson Matthey Battery Systems, Ltd.	01/31/18	100%	9		—	9		COMB	—	—	5	3
2017
Brammo Inc.	11/01/17	100%	$60		$—	$68	(3)	COMB	$—	$47	$23	$4
Eaton Cummins Automated Transmission Technologies	07/31/17	50%	600	(4)	—	600		COMB	—	544	596	—	(4)
2016
Wuxi Cummins Turbo Technologies Co. Ltd	12/05/16	45%	$86		$—	$86		EQUITY	$—	$—	$—	$—
Cummins Pacific LLC	10/04/16	50%	32		67	99		COMB	15	4	8	391	(5)
Cummins Northeast LLC	01/01/16	35%	12		—	12		EQUITY	—	—	—	—
____________________________________________________

(1)
All results from acquired entities (excluding Brammo Inc. in 2017) were included in segment results subsequent to the acquisition date. Previously consolidated entities were accounted for as equity transactions (EQUITY). Newly consolidated entities were accounted for as business combinations (COMB) with gains recognized based on the requirement to remeasure our pre-existing ownership to fair value in accordance with GAAP and are included in the Consolidated Statements of Income as "Other income, net. The Brammo Inc. acquisition was allocated to the newly formed Electrified Power Segment on January 1, 2018.

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

NOTE 20. OPERATING SEGMENTS
Operating segments under GAAP are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (CODM), or decision-making group, in deciding how to allocate resources and in assessing performance. Our CODM is the President and Chief Operating Officer.
Our reportable operating segments consist of Engine, Distribution, Components, Power Systems and Electrified Power. This reporting structure is organized according to the products and markets each segment serves. The Engine segment produces engines (15 liters and less in size) and associated parts for sale to customers in on-highway and various off-highway markets. Our engines are used in trucks of all sizes, buses and recreational vehicles, as well as in various industrial applications, including construction, agriculture, power generation systems and other off-highway applications. The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets and service parts, as well as performing service and repair activities on our products and maintaining relationships with various OEMs throughout the world. The Components segment sells filtration products, aftertreatment systems, turbochargers, electronics, fuel systems and transmissions. The Power Systems segment is an integrated power provider, which designs, manufactures and sells engines (16 liters and larger) for industrial applications (including mining, oil and gas, marine and rail), standby and prime power generator sets, alternators and other power components.
We formed the Electrified Power segment, effective January 1, 2018, which designs, manufactures, sells and supports electrified power systems ranging from fully electric to hybrid solutions along with innovative components and subsystems to serve all our markets as they adopt electrification, meeting the needs of our OEM partners and end customers. We currently offer the Cummins PowerDrive series of fully electric and hybrid powertrain systems targeting various applications in the Class 4-8 commercial vehicle markets and are developing the Cummins Battery Electric System and the Cummins Hybrid Power Plug-In System for the urban bus market, which are expected to launch in 2019 and 2020, respectively. We also design and manufacture battery modules, packs and systems for commercial, industrial and material handling applications. We use a range of cell chemistries which are suitable for pure electric, hybrid and plug-in hybrid applications. In addition to electrified powertrains for urban buses, we intend to deliver product offerings to other markets as they adopt electric solutions, including, but not limited to, pick-up and delivery applications and industrial markets. We invest in and utilize our internal research and development capabilities, along with strategic acquisitions and partnerships, to meet our objectives.
Effective January 1, 2018, we changed our segment measure of profitability to EBITDA (defined as earnings before interest expense, income taxes, noncontrolling interests, depreciation and amortization) as the primary basis for the CODM to evaluate the performance of each of our reportable operating segments. EBITDA assists investors and debt holders in comparing our performance on a consistent basis without regard for depreciation and amortization, which can vary significantly depending upon many factors. Prior periods have been revised to reflect the current presentation. Segment amounts exclude certain expenses not specifically identifiable to segments.
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

Summarized financial information regarding our reportable operating segments at December 31, is shown in the table below:

In millions	Engine	Distribution	Components (1)	Power Systems	Electrified Power	Total Segments	Intersegment Eliminations (2)	Total
2018
External sales	$8,002	$7,807	$5,331	$2,625	$6	$23,771	$—	$23,771
Intersegment sales	2,564	21	1,835	2,001	1	6,422	(6,422)	—
Total sales	10,566	7,828	7,166	4,626	7	30,193	(6,422)	23,771
Research, development and engineering expenses	311	20	272	230	69	902	—	902
Equity, royalty and interest income from investees	238	46	54	56	—	394	—	394
Interest income	11	13	5	6	—	35	—	35
Segment EBITDA	1,446	563	1,030	614	(90)	3,563	(87)	3,476
Depreciation and amortization (3)	190	109	185	119	6	609	—	609
Net assets (4)	1,265	2,677	2,878	2,262	138	9,220	—	9,220
Investments and advances to equity investees	561	278	206	177	—	1,222	—	1,222
Capital expenditures	254	133	182	129	11	709	—	709
2017
External sales	$6,661	$7,029	$4,363	$2,375	$—	$20,428	$—	$20,428
Intersegment sales	2,292	29	1,526	1,683	—	5,530	(5,530)	—
Total sales	8,953	7,058	5,889	4,058	—	25,958	(5,530)	20,428
Research, development and engineering expenses	280	19	241	214	—	754	—	754
Equity, royalty and interest income from investees (5)	219	44	40	54	—	357	—	357
Interest income	6	6	3	3	—	18	—	18
Loss contingency (6)	5	—	—	—	—	5	—	5
Segment EBITDA	1,143	500	917	411	—	2,971	55	3,026
Depreciation and amortization (3)	184	116	163	117	—	580	—	580
Net assets (4)	1,180	2,446	2,811	2,137	—	8,574	—	8,574
Investments and advances to equity investees	531	267	194	164	—	1,156	—	1,156
Capital expenditures	188	101	127	90	—	506	—	506

(Table continued on next page)

In millions	Engine	Distribution		Components	Power Systems		Electrified Power	Total Segments	Intersegment Eliminations (2)	Total
2016
External sales	$5,774	$6,157		$3,514	$2,064		$—	$17,509	$—	$17,509
Intersegment sales	2,030	24		1,322	1,453		—	4,829	(4,829)	—
Total sales	7,804	6,181		4,836	3,517		—	22,338	(4,829)	17,509
Research, development and engineering expenses	227	13		208	189		—	637	—	637
Equity, royalty and interest income from investees	148	70		41	42		—	301	—	301
Interest income	10	4		4	5		—	23	—	23
Loss contingency (6)	138	—		—	—		—	138	—	138
Segment EBITDA	849	508	(7)	774	378	(8)	—	2,509	17	2,526
Depreciation and amortization (3)	163	116		133	115		—	527	—	527
Net assets (4)	1,334	2,157		1,643	2,202		—	7,336	—	7,336
Investments and advances to equity investees	427	204		176	139		—	946	—	946
Capital expenditures	200	96		143	92		—	531	—	531

____________________________________________________

(1)	Includes Eaton Cummins Automated Transmission Technologies joint venture results consolidated during the third quarter of 2017. See Note 19, "ACQUISITIONS," for additional information.

(2)
Includes intersegment sales, intersegment profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses for the years ended 2018, 2017 and 2016, respectively.

(3)
Depreciation and amortization as shown on a segment basis excludes the amortization of debt discount and deferred costs that are included in the Consolidated Statements of Income as "Interest expense." The amortization of debt discount and deferred costs were $2 million, $3 million and $3 million for the years ended 2018, 2017 and 2016, respectively. A portion of depreciation expense is included in "Research, development and engineering expense."

(4)
In 2018, we reevaluated our net asset allocation methodology and realigned it to both simplify and better represent our reportable segments consistent with how the Chief Operating Decision Maker evaluates them. In accordance with the realignment, we reclassified historical segment net assets for 2016 and 2017 to be consistent with our 2018 presentation. Key changes during the realignment were to remove cash equivalents and marketable securities from segment net assets as these corporate items are not managed and evaluated at the segment level.

(5)
U.S. tax legislation passed in December 2017 decreased our equity earnings at certain equity investees, negatively impacting our equity, royalty and interest income from investees by $23 million, $4 million and $12 million for the Engine, Distribution and Components segments, respectively. See Note 4, "INCOME TAXES," for additional information.

(6)	See Note 9, "PRODUCT WARRANTY LIABILITY," for additional information.

(7)
Distribution segment EBITDA included gains on the fair value adjustment resulting from the acquisition of controlling interests in North American distributors of $15 million for the year ended December 31, 2016. See Note 19, "ACQUISITIONS," for additional information.

(8)
Power Systems segment EBITDA included a $17 million gain on the sale of an equity investee for the year ended December 31, 2016. See Note 3, "INVESTMENTS IN EQUITY INVESTEES," for additional information.

A reconciliation of our segment information to the corresponding amounts in the Consolidated Statements of Income is shown in the table below:

	Years ended December 31,
In millions	2018	2017	2016
Total EBITDA	$3,476	$3,026	$2,526
Less:
Depreciation and amortization	609	$580	527
Interest expense	114	$81	$69
Income before income taxes	$2,753	$2,365	$1,930

A reconciliation of our segment net assets to the corresponding amounts in the Consolidated Balance Sheets is shown in the table below:

	December 31,
In millions	2018	2017		2016
Net assets for operating segments (1)	$9,220	$8,574		$7,336
Cash, cash equivalents and marketable securities	1,525	1,567		1,380
Brammo Inc. assets	—	72	(2)	—
Liabilities deducted in arriving at net assets	7,836	7,398		6,157
Pension and other postretirement benefit adjustments excluded from net assets	68	156		(284)
Deferred tax assets not allocated to segments	410	306		420
Deferred debt costs not allocated to segments	3	2		2
Total assets	$19,062	$18,075		$15,011
____________________________________________________

(1)
In 2018, we reevaluated our net asset allocation methodology and realigned it to both simplify and better represent our reportable segments consistent with how the Chief Operating Decision Maker evaluates them. In accordance with the realignment, we reclassified historical segment net assets for 2016 and 2017 to be consistent with our 2018 presentation. Key changes during the realignment were to remove cash equivalents and marketable securities from segment net assets as these corporate items are not managed and evaluated at the segment level.

(2)
Assets associated with the Brammo Inc. acquisition were presented as a reconciling item as Brammo Inc. had not yet been assigned to a reportable segment at December 31, 2017. See Note 19, "ACQUISITIONS," for additional information.

See Note 2, "DISAGGREGATION OF REVENUE," for segment net sales by geographic area.

Long-lived assets include property, plant and equipment, net of depreciation, investments and advances to equity investees and other assets, excluding deferred tax assets, refundable taxes and deferred debt expenses. Long-lived segment assets by geographic area were as follows:

	December 31,
In millions	2018	2017	2016
United States	$3,174	$3,157	$3,092
China	823	795	652
India	577	563	475
United Kingdom	337	339	254
Netherlands	234	221	197
Mexico	171	136	131
Canada	114	116	132
Brazil	104	149	149
Other international countries	329	293	236
Total long-lived assets	$5,863	$5,769	$5,318

Our largest customer is PACCAR Inc. Worldwide sales to this customer were $3,643 million, $2,893 million and $2,359 million for the years ended December 31, 2018, 2017 and 2016, representing 15 percent, 14 percent and 13 percent, respectively, of our consolidated net sales. No other customer accounted for more than 10 percent of consolidated net sales.

SELECTED QUARTERLY FINANCIAL DATA
UNAUDITED

	First Quarter		Second Quarter		Third Quarter	Fourth Quarter
In millions, except per share amounts	2018
Net sales	$5,570		$6,132		$5,943	$6,126
Gross margin	1,200	(1)	1,440	(1)	1,551	1,546
Net income attributable to Cummins Inc. (2)	325	(1)	545	(1)	692	579
Earnings per common share attributable to Cummins Inc.—basic (2) (3)	$1.97	(1)	$3.33	(1)	$4.29	$3.65
Earnings per common share attributable to Cummins Inc.—diluted (2) (3)	1.96	(1)	3.32	(1)	4.28	3.63
Cash dividends per share	1.08		1.08		1.14	1.14
Stock price per share
High	$194.18		$172.08		$151.87	$156.49
Low	154.58		131.58		129.90	124.40

	2017
Net sales	$4,589	$5,078	$5,285	$5,476
Gross margin	1,132	1,251	1,341	1,376
Net income (loss) attributable to Cummins Inc.	396	424	453	(274)	(2)
Earnings (loss) per common share attributable to Cummins Inc.—basic (3)	$2.36	$2.53	$2.72	$(1.66)	(2)
Earnings (loss) per common share attributable to Cummins Inc.—diluted (3)	2.36	2.53	2.71	(1.65)	(2)
Cash dividends per share	1.025	1.025	1.08	1.08
Stock price per share
High	$155.51	$164.23	$170.68	$181.79
Low	134.06	143.83	150.25	158.75
___________________________________________________

(1)
Gross margin, net income attributable to Cummins Inc. and earnings per share were negatively impacted by an Engine Campaign charge of $187 million ($144 million after tax) in the first quarter ($0.87 per basic and diluted share). The second quarter was negatively impacted by an additional charge of $181 million ($139 million after tax) ($0.85 per basic and diluted share). In 2017, a charge of $29 million ($21 million after tax) ($0.13 per basic and diluted share) was recorded in the third quarter.

(2)
Net income attributable to Cummins Inc., basic and diluted earnings per share were impacted by Tax Legislation adjustments. Net income attributable to Cummins Inc. was reduced by $74 million and $8 million, in the first and second quarter, respectively, while it increased in the third and fourth quarter $33 million and $10 million, respectively. Basic and diluted earnings per share were reduced by $0.45 per share and $0.05 per share in the first and second quarter, respectively, while they increased in the third and fourth quarter by $0.20 per share and $0.06 per share, respectively. Net income attributable to Cummins Inc. and earnings per share were negatively impacted by $777 million related to Tax Legislation. For the fourth quarter of 2017, results for basic and diluted earnings per share were reduced by$4.70 per share and $4.68 per share , respectively, due to tax reform.

(3)
Earnings per share in each quarter is computed using the weighted-average number of shares outstanding during that quarter while earnings per share for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters earnings per share may not equal the full year earnings per share.

At December 31, 2018, there were approximately 3,256 holders of record of Cummins Inc.'s $2.50 par value common stock.

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B.    Other Information
None.
PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to the relevant information under the captions "Corporate Governance," "Election of Directors" and "Other Information—Section 16(a) Beneficial Ownership Reporting Compliance" in our 2019 Proxy Statement, which will be filed within 120 days after the end of 2018. Information regarding our executive officers may be found in Part 1 of this annual report under the caption "Executive Officers of the Registrant." Except as otherwise specifically incorporated by reference, our Proxy Statement is not deemed to be filed as part of this annual report.
ITEM 11.    Executive Compensation
The information required by Item 11 is incorporated by reference to the relevant information under the caption "Executive Compensation" in our 2019 Proxy Statement, which will be filed within 120 days after the end of 2018.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning our equity compensation plans at December 31, 2018, was as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	3,659,405	$130.55	7,849,044
________________________________________________

(1)
The number is comprised of 3,243,662 stock options, 410,350 performance shares and 5,393 restricted shares. See NOTE 16, "STOCK INCENTIVE AND STOCK OPTION PLANS," to the Consolidated Financial Statements for a description of how options and shares are awarded.

(2)	The weighted-average exercise price relates only to the 3,243,662 stock options. Performance and restricted shares do not have an exercise price and, therefore, are not included in this calculation.
We have no equity compensation plans not approved by security holders.
The remaining information required by Item 12 is incorporated by reference to the relevant information under the caption "Stock Ownership of Directors, Management and Others" in our 2019 Proxy Statement, which will be filed within 120 days after the end of 2018.
ITEM 13.    Certain Relationships, Related Transactions and Director Independence
The information required by Item 13 is incorporated by reference to the relevant information under the captions "Corporate Governance" and "Other Information-Related Party Transactions" in our 2019 Proxy Statement, which will be filed within 120 days after the end of 2018.
ITEM 14.    Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to the relevant information under the caption "Selection of Independent Public Accountants" in our 2019 Proxy Statement, which will be filed within 120 days after the end of 2018.
PART IV
ITEM 15.    Exhibits and Financial Statement Schedules

(a)	The following Consolidated Financial Statements and schedules filed as part of this report can be found in Item 8 "Financial Statements and Supplementary Data":

•	Management's Report to Shareholders

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016

•	Consolidated Balance Sheets at December 31, 2018 and 2017

•	Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016

•	Consolidated Statements of Changes in Equity for the years ended December 31, 2018, 2017 and 2016

•	Notes to Consolidated Financial Statements

•	Selected Quarterly Financial Data (Unaudited)

(b)	The exhibits listed in the following Exhibit Index are filed as part of this Annual Report on Form 10-K.
CUMMINS INC.
EXHIBIT INDEX

Exhibit No.		Description of Exhibit
3	(a)
Restated Articles of Incorporation, as amended and restated, effective as of May 8, 2018 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2018 (File No. 001-04949)).

3	(b)
By-Laws, as amended and restated, effective as of July 10, 2018 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2018 (File No. 001-04949)).

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

10	(a)#	2003 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).
10	(b)#	Target Bonus Plan (incorporated by reference to Exhibit 10(b) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).
10	(c)#	Amendment to the Cummins Inc. Deferred Compensation Plan (filed herewith).
10	(c)#	Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10(c) to Cummins Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2015).
10	(d)#	Supplemental Life Insurance and Deferred Income Plan, as amended and restated effective as of December 10, 2018 (filed herewith).
10	(e)
Credit Agreement, dated as of August 22, 2018, by and among Cummins Inc., the subsidiary borrowers referred to therein and the Lenders party thereto (incorporated by reference to Exhibit 10.2 to Cummins Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2018) (File No. 001-04949)).

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

10	(i)#	Longer Term Performance Plan (incorporated by reference to Exhibit 10(i) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).
10	(j)#	2006 Executive Retention Plan, as amended (incorporated by reference to Exhibit 10(j) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011).
10	(k)#	Senior Executive Target Bonus Plan (incorporated by reference to Exhibit 10(k) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).
10	(l)#	Senior Executive Longer Term Performance Plan (incorporated by reference to Exhibit 10(l) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).
10	(m)#	Form of Stock Option Agreement under the 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10(m) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).
10	(n)#	Form of Long-Term Grant Notice under the 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10(n) to Cummins Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015).
10	(o)#	2012 Omnibus Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10 to Cummins Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 1, 2018 (File No. 001-04949)).
10	(p)#	Form of Stock Option Agreement under the 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10(p) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013).
10	(q)#	Key Employee Stock Investment Plan (incorporated by reference to Exhibit 10(q) to Cummins Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2014).
10	(r)#
364-Day Credit Agreement, dated as of August 22, 2018, by and among Cummins Inc., the subsidiary borrowers referred to therein, the Lenders and Agents party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Cummins Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2018 (File No.001-04949)).

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

CUMMINS INC.
By:	/s/ PATRICK J. WARD	By:	/s/ CHRISTOPHER C. CLULOW
	Patrick J. Ward Vice President and Chief Financial Officer (Principal Financial Officer)		Christopher C. Clulow Vice President—Corporate Controller (Principal Accounting Officer)

Date:	February 11, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ N. THOMAS LINEBARGER	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 11, 2019
N. Thomas Linebarger
/s/ PATRICK J. WARD	Vice President and Chief Financial Officer (Principal Financial Officer)	February 11, 2019
Patrick J. Ward
/s/ CHRISTOPHER C. CLULOW	Vice President—Corporate Controller (Principal Accounting Officer)	February 11, 2019
Christopher C. Clulow
*		February 11, 2019
Robert J. Bernhard	Director
*		February 11, 2019
Franklin R. ChangDiaz	Director
*		February 11, 2019
Bruno V. Di Leo Allen	Director
*		February 11, 2019
Stephen B. Dobbs	Director
*		February 11, 2019
Richard J. Freeland	Director
*		February 11, 2019
Robert K. Herdman	Director
*		February 11, 2019
Alexis M. Herman	Director
*		February 11, 2019
Thomas J. Lynch	Director
*		February 11, 2019
William I. Miller	Director
*		February 11, 2019
Georgia R. Nelson	Director
*		February 11, 2019
Karen H. Quintos	Director

*By:	/s/ PATRICK J. WARD
Patrick J. Ward Attorney-in-fact