Form 10-Q
period 2019-03-31
CUMMINS INC
filed 2019-04-30
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

As of March 31, 2019, there were 157,492,272 shares of common stock outstanding with a par value of $2.50 per share.

CUMMINS INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION
ITEM 1.  Condensed Consolidated Financial Statements
CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(Unaudited)

	Three months ended
In millions, except per share amounts	March 31, 2019	April 1, 2018
NET SALES (a) (Note 3)	$6,004	$5,570
Cost of sales	4,472	4,370
GROSS MARGIN	1,532	1,200
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	593	577
Research, development and engineering expenses	237	210
Equity, royalty and interest income from investees (Note 5)	92	115
Other operating income (expense), net	5	2
OPERATING INCOME	799	530
Interest income	12	7
Interest expense	32	24
Other income, net	66	10
INCOME BEFORE INCOME TAXES	845	523
Income tax expense	176	198
CONSOLIDATED NET INCOME	669	325
Less: Net income attributable to noncontrolling interests	6	—
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$663	$325

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
Basic	$4.22	$1.97
Diluted	$4.20	$1.96

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	157.2	164.9
Dilutive effect of stock compensation awards	0.5	0.8
Diluted	157.7	165.7
____________________________________
(a) Includes sales to nonconsolidated equity investees of $285 million and $297 million for the three months ended March 31, 2019 and April 1, 2018, respectively.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended
In millions	March 31, 2019	April 1, 2018
CONSOLIDATED NET INCOME	$669	$325
Other comprehensive income (loss), net of tax (Note 13)
Change in pension and other postretirement defined benefit plans	(11)	8
Foreign currency translation adjustments	84	84
Unrealized (loss) gain on derivatives	(1)	7
Unrealized loss on marketable securities	(1)	—
Total other comprehensive (loss) income, net of tax	71	99
COMPREHENSIVE INCOME	740	424
Less: Comprehensive income (loss) attributable to noncontrolling interests	9	(7)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUMMINS INC.	$731	$431

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

In millions, except par value	March 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$1,328	$1,303
Marketable securities (Note 6)	246	222
Total cash, cash equivalents and marketable securities	1,574	1,525
Accounts and notes receivable, net
Trade and other	3,765	3,635
Nonconsolidated equity investees	260	231
Inventories (Note 7)	3,893	3,759
Prepaid expenses and other current assets	599	668
Total current assets	10,091	9,818
Long-term assets
Property, plant and equipment	8,349	8,319
Accumulated depreciation	(4,283)	(4,223)
Property, plant and equipment, net	4,066	4,096
Investments and advances related to equity method investees	1,303	1,222
Goodwill	1,125	1,126
Other intangible assets, net	895	909
Pension assets	939	929
Other assets	1,427	962
Total assets	$19,846	$19,062

LIABILITIES
Current liabilities
Accounts payable (principally trade)	$3,018	$2,822
Loans payable (Note 9)	70	54
Commercial paper (Note 9)	709	780
Accrued compensation, benefits and retirement costs	364	679
Current portion of accrued product warranty (Note 10)	762	654
Current portion of deferred revenue (Note 3)	509	498
Other accrued expenses (Note 11)	958	852
Current maturities of long-term debt (Note 9)	37	45
Total current liabilities	6,427	6,384
Long-term liabilities
Long-term debt (Note 9)	1,605	1,597
Pensions and other postretirement benefits	520	532
Accrued product warranty (Note 10)	682	740
Deferred revenue (Note 3)	697	658
Other liabilities (Note 11)	1,188	892
Total liabilities	$11,119	$10,803

Commitments and contingencies (Note 12)

EQUITY
Cummins Inc. shareholders’ equity
Common stock, $2.50 par value, 500 shares authorized, 222.4 and 222.4 shares issued	$2,273	$2,271
Retained earnings	13,401	12,917
Treasury stock, at cost, 64.9 and 64.4 shares	(6,111)	(6,028)
Common stock held by employee benefits trust, at cost, 0.3 and 0.4 shares	(4)	(5)
Accumulated other comprehensive loss (Note 13)	(1,739)	(1,807)
Total Cummins Inc. shareholders’ equity	7,820	7,348
Noncontrolling interests	907	911
Total equity	$8,727	$8,259
Total liabilities and equity	$19,846	$19,062

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended
In millions	March 31, 2019	April 1, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$669	$325
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities
Depreciation and amortization	157	154
Deferred income taxes	11	(27)
Equity in income of investees, net of dividends	(64)	(95)
Pension contributions (in excess of) under expense, net (Note 4)	(17)	13
Other postretirement benefits payments in excess of expense, net (Note 4)	(12)	(5)
Stock-based compensation expense	9	9
(Gain) loss on corporate owned life insurance	(37)	3
Foreign currency remeasurement and transaction exposure	79	38
Changes in current assets and liabilities
Accounts and notes receivable	(135)	(217)
Inventories	(107)	(259)
Other current assets	67	56
Accounts payable	166	246
Accrued expenses	(293)	(337)
Changes in other liabilities	64	27
Other, net	(145)	(48)
Net cash provided by (used in) operating activities	412	(117)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(109)	(72)
Investments in internal use software	(20)	(15)
Investments in and advances to equity investees	(10)	(16)
Investments in marketable securities—acquisitions (Note 6)	(121)	(67)
Investments in marketable securities—liquidations (Note 6)	103	82
Cash flows from derivatives not designated as hedges	55	27
Other, net	31	25
Net cash used in investing activities	(71)	(36)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments) borrowings of commercial paper (Note 9)	(71)	295
Payments on borrowings and finance lease obligations	(10)	(16)
Distributions to noncontrolling interests	(13)	(11)
Dividend payments on common stock	(179)	(178)
Repurchases of common stock	(100)	(163)
Other, net	26	21
Net cash used in financing activities	(347)	(52)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	31	43
Net increase (decrease) in cash and cash equivalents	25	(162)
Cash and cash equivalents at beginning of year	1,303	1,369
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,328	$1,207

 The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

In millions, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Common Stock Held in Trust	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2017	$556	$1,654	$11,464	$(4,905)	$(7)	$(1,503)	$7,259	$905	$8,164
Adoption of new accounting standards (1)			30				30	—	30
Net income			325				325	—	325
Other comprehensive income (loss), net of tax (Note 13)						106	106	(7)	99
Issuance of common stock		3					3	—	3
Employee benefits trust activity		6			1		7	—	7
Repurchases of common stock				(163)			(163)	—	(163)
Cash dividends on common stock, $1.08 per share			(178)				(178)	—	(178)
Distributions to noncontrolling interests							—	(11)	(11)
Stock based awards		(4)		7			3	—	3
Other shareholder transactions		2					2	15	17
BALANCE AT APRIL 1, 2018	$556	$1,661	$11,641	$(5,061)	$(6)	$(1,397)	$7,394	$902	$8,296

BALANCE AT DECEMBER 31, 2018	$556	$1,715	$12,917	$(6,028)	$(5)	$(1,807)	$7,348	$911	$8,259
Net income			663				663	6	669
Other comprehensive income, net of tax (Note 13)						68	68	3	71
Issuance of common stock		1					1	—	1
Employee benefits trust activity		13			1		14	—	14
Repurchases of common stock				(100)			(100)	—	(100)
Cash dividends on common stock, $1.14 per share			(179)				(179)	—	(179)
Distributions to noncontrolling interests							—	(13)	(13)
Stock based awards		(11)		17			6	—	6
Other shareholder transactions		(1)					(1)	—	(1)
BALANCE AT MARCH 31, 2019	$556	$1,717	$13,401	$(6,111)	$(4)	$(1,739)	$7,820	$907	$8,727
____________________________________
(1) Includes $28 million related to adoption of the revenue recognition standard and $2 million related to adoption of the accounting for certain financial instruments standard. See Note 1, “SUMMARY OF
SIGNIFICANT ACCOUNTING POLICIES - Recently Adopted and Recently Issued Accounting Pronouncements” of the Notes to the Consolidated Financial Statements of our
2018 Form 10-K for additional information.

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
These interim condensed financial statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. Our interim period financial results for the three month periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
Reclassifications
Certain amounts for prior year periods have been reclassified to conform to the presentation of the current year.
Use of Estimates in Preparation of Financial Statements
Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts presented and disclosed in our Condensed Consolidated Financial Statements. Significant estimates and assumptions in these Condensed Consolidated Financial Statements require the exercise of judgment. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates.
Reporting Period
Our reporting period usually ends on the Sunday closest to the last day of the quarterly calendar period. The first quarters of 2019 and 2018 ended on March 31 and April 1, respectively. Our fiscal year ends on December 31, regardless of the day of the week on which December 31 falls.
Weighted-Average Diluted Shares Outstanding
The weighted-average diluted common shares outstanding excludes the anti-dilutive effect of certain stock options since such options had an exercise price in excess of the monthly average market value of our common stock. The options excluded from diluted earnings per share were as follows:

	Three months ended
	March 31, 2019	April 1, 2018
Options excluded	783,576	6,867

NOTE 3. REVENUE RECOGNITION
Long-term Contracts

Most of our contracts are for a period of less than one year. We have certain long-term maintenance agreements, construction contracts and extended warranty coverage arrangements that span a period in excess of one year. The aggregate amount of the transaction price for long-term maintenance agreements and construction contracts allocated to performance obligations that have not been satisfied as of March 31, 2019, was $705 million. We expect to recognize the related revenue of $205 million over the next 12 months and $500 million over periods up to 10 years. See NOTE 10, "PRODUCT WARRANTY LIABILITY," for additional disclosures on extended warranty coverage arrangements. Our other contracts generally are for a duration of less than one year, include payment terms that correspond to the timing of cost incurred when providing goods and services to our customers or represent sale-based royalties.

Deferred and Unbilled Revenue
The following is a summary of our unbilled and deferred revenue and related activity:

In millions	March 31, 2019	December 31, 2018
Unbilled revenue	$46	$64
Deferred revenue, primarily extended warranty	1,206	1,156

Revenue recognized was $109 million and $128 million for the three months ended March 31, 2019 and April 1, 2018, respectively. These amounts relate to year-to-date revenues recognized from amounts included in deferred revenue at the beginning of the year. We did not record any impairment losses on our unbilled revenues during the three months ended March 31, 2019.
Disaggregation of Revenue
Consolidated Revenue
The table below presents our consolidated sales by geographic area. Net sales attributed to geographic areas were based on the location of the customer.

	Three months ended
In millions	March 31, 2019	April 1, 2018
United States	$3,436	$3,038
China	573	550
India	224	235
Other international	1,771	1,747
Total net sales	$6,004	$5,570

Segment Revenue
Engine segment external sales by market were as follows:

	Three months ended
In millions	March 31, 2019	April 1, 2018
Heavy-duty truck	$723	$614
Medium-duty truck and bus	610	627
Light-duty automotive	330	323
Total on-highway	1,663	1,564
Off-highway	321	249
Total sales	$1,984	$1,813

Distribution segment external sales by region were as follows:

	Three months ended
In millions	March 31, 2019	April 1, 2018
North America	$1,392	$1,274
Asia Pacific	220	187
Europe	123	131
China	81	77
Africa and Middle East	55	61
India	47	44
Latin America	40	38
Russia	35	35
Total sales	$1,993	$1,847

Distribution segment external sales by product line were as follows:

	Three months ended
In millions	March 31, 2019	April 1, 2018
Parts	$841	$803
Power generation	401	325
Engines	389	368
Service	362	351
Total sales	$1,993	$1,847

Components segment external sales by business were as follows:

	Three months ended
In millions	March 31, 2019	April 1, 2018
Emission solutions	$749	$684
Filtration	259	257
Turbo technologies	190	197
Automated transmissions	149	117
Electronics and fuel systems	54	58
Total sales	$1,401	$1,313

Power Systems segment external sales by product line were as follows:

	Three months ended
In millions	March 31, 2019	April 1, 2018
Power generation	$308	$310
Industrial	231	201
Generator technologies	84	84
Total sales	$623	$595

NOTE 4. PENSIONS AND OTHER POSTRETIREMENT BENEFITS
We sponsor funded and unfunded domestic and foreign defined benefit pension and other postretirement benefit plans. Contributions to these plans were as follows:

	Three months ended
In millions	March 31, 2019	April 1, 2018
Defined benefit pension plans
Voluntary contribution	$26	$3
Mandatory contribution	7	6
Defined benefit pension contributions	$33	$9

Other postretirement benefit plans
Benefit payments, net	$14	$7

Defined contribution pension plans	$39	$40

We anticipate making additional defined benefit pension contributions during the remainder of 2019 of $90 million for our U.S. and U.K. pension plans. Approximately $91 million of the estimated $123 million of pension contributions for the full year are voluntary. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2019 net periodic pension cost to approximate $64 million.
The components of net periodic pension and other postretirement benefit costs under our plans were as follows:

	Pension
	U.S. Plans		U.K. Plans		Other Postretirement Benefits
	Three months ended
In millions	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
Service cost	$29	$30	$7	$8	$—	$—
Interest cost	27	25	11	11	2	2
Expected return on plan assets	(47)	(49)	(18)	(18)	—	—
Recognized net actuarial loss	4	8	3	7	—	—
Net periodic benefit cost	$13	$14	$3	$8	$2	$2

NOTE 5. EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES
Equity, royalty and interest income from investees included in our Condensed Consolidated Statements of Net Income for the reporting periods was as follows:

	Three months ended
In millions	March 31, 2019	April 1, 2018
Manufacturing entities
Beijing Foton Cummins Engine Co., Ltd.	$21	$21
Dongfeng Cummins Engine Company, Ltd.	14	17
Chongqing Cummins Engine Company, Ltd.	12	17
All other manufacturers	27	36
Distribution entities
Komatsu Cummins Chile, Ltda.	6	7
All other distributors	(1)	—
Cummins share of net income	79	98
Royalty and interest income	13	17
Equity, royalty and interest income from investees	$92	$115

NOTE 6. MARKETABLE SECURITIES
A summary of marketable securities, all of which were classified as current, was as follows:

	March 31, 2019			December 31, 2018
In millions	Cost	Gross unrealized gains/(losses)(1)	Estimated fair value	Cost	Gross unrealized gains/(losses)(1)	Estimated fair value
Equity securities
Certificates of deposit	$137	$—	$137	$101	$—	$101
Debt mutual funds	85	1	86	103	1	104
Equity mutual funds	20	2	22	16	—	16
Debt securities	1	—	1	1	—	1
Total marketable securities	$243	$3	$246	$221	$1	$222
____________________________________
(1) Unrealized gains and losses for debt securities are recorded in other comprehensive income while unrealized gains and losses for equity securities are recorded in "Other income, net" in our Condensed Consolidated Statements of Net Income.

All debt securities are classified as available-for-sale. All marketable securities presented use a Level 2 fair value measure. The fair value of Level 2 securities is estimated using actively quoted prices for similar instruments from brokers and observable inputs where available, including market transactions and third-party pricing services, or net asset values provided to investors. We do not currently have any Level 3 securities and there were no transfers between Level 2 or 3 during the first three months of 2019 or for the year ended December 31, 2018.

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

•
Debt mutual funds — The fair value measure for the vast majority of these investments is the daily net asset value published on a regulated governmental website. Daily quoted prices are available from the issuing brokerage and are used on a test basis to corroborate this Level 2 input.

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

The proceeds from sales and maturities of marketable securities were as follows:

	Three months ended
In millions	March 31, 2019	April 1, 2018
Proceeds from sales of marketable securities	$63	$69
Proceeds from maturities of marketable securities	40	13
Investments in marketable securities - liquidations	$103	$82

NOTE 7. INVENTORIES
Inventories are stated at the lower of cost or market. Inventories included the following:

In millions	March 31, 2019	December 31, 2018
Finished products	$2,427	$2,405
Work-in-process and raw materials	1,598	1,487
Inventories at FIFO cost	4,025	3,892
Excess of FIFO over LIFO	(132)	(133)
Total inventories	$3,893	$3,759

NOTE 8. LEASES

Lease Accounting Pronouncement Adoption

In February 2016, the Financial Accounting Standards Board (FASB) amended its standards related to the accounting for leases. Under the new standard, lessees are now required to recognize substantially all leases on the balance sheet as both a right-of-use (ROU) asset and a liability. The standard continues to have two types of leases for income statement recognition purposes: operating leases and finance leases. Operating leases result in the recognition of a single lease expense on a straight-line basis over the lease term, similar to the treatment for operating leases under the old standard. Finance leases result in an accelerated expense similar to the accounting for capital leases under the old standard. The determination of a lease classification as operating or finance will occur in a manner similar to the old standard. The new standard also contains amended guidance regarding the identification of embedded leases in service contracts and the identification of lease and non-lease components of an arrangement.

We adopted the new standard on January 1, 2019, using a modified retrospective approach and as a result did not adjust prior periods. Adoption of the standard resulted in the recording of $450 million of operating lease right-of-use assets and operating lease liabilities, but did not have a material impact on our net income or cash flows. The cumulative effect adjustment of adopting the new standard was not material. We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification and to not re-evaluate existing contracts as to whether or not they contained a lease.
Lease Policies
We determine if an arrangement contains a lease in whole or in part at the inception of the contract. ROU assets represent our right to use an underlying asset for the lease term while lease liabilities represent our obligation to make lease payments arising from the lease. All leases greater than 12 months result in the recognition of a ROU asset and a liability at the lease commencement date based on the present value of the lease payments over the lease term. As most of our leases do not provide the information required to determine the implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. This rate is determined considering factors such as the lease term, our credit standing and the economic environment of the location of the lease. We use the implicit rate when readily determinable.

Our lease terms include all non-cancelable periods and may include options to extend (or to not terminate) the lease when it is reasonably certain that we will exercise that option. Leases that have a term of 12 months or less at the commencement date are expensed on a straight-line basis over the lease term and do not result in the recognition of an asset or a liability.
Lease expense for operating leases is recognized on a straight-line basis over the lease term. Lease expense for finance leases are generally front-loaded as the finance lease ROU asset is depreciated on a straight-line basis, but interest expense on the liability is recognized utilizing the interest method that results in more expense during the early years of the lease. We have lease agreements with lease and non-lease components, primarily related to real estate, vehicle and Information Technology (IT) leases. For vehicle and real estate leases, we account for the lease and non-lease components as a single lease component. For IT leases, we allocate the payment between the lease and non-lease components based on the relative value of each component.
Leases

Our lease portfolio consists primarily of real estate and equipment leases. Our real estate leases primarily consist of office, distribution, warehousing and manufacturing facilities. These leases typically range in term from 20 to 30 years and may contain renewal options for periods up to 2 years at our discretion. Our equipment lease portfolio consists primarily of vehicles (including service vehicles), forktrucks and IT equipment. These leases typically range in term from two years to three years and may contain renewal options for periods up to one year at our discretion. Our leases generally do not contain variable lease payments other than (1) certain foreign real estate leases which have payments indexed to inflation and (2) certain real estate executory costs (such as taxes, insurance and maintenance) which are paid based on actual expenses incurred by the lessor during the year. Our leases generally do not include residual value guarantees other than our service vehicle fleet which has a residual guarantee based on a percentage of the original cost declining over the lease term.

The components of our lease expense were as follows:

In millions	March 31, 2019
Operating lease cost	$50
Finance lease cost
Amortization of right-of-use asset	5
Interest expense	2
Short-term lease cost	1
Variable lease cost	1
Total lease cost	$59

Supplemental balance sheet information related to leases:

In millions	March 31, 2019	Balance Sheet Location
Assets
Operating lease assets	$416	Other assets
Finance lease assets(1)	130	Property, plant and equipment, net
Total lease assets	$546

Liabilities
Current
Operating	$125	Other accrued expenses
Finance	10	Current maturities of long-term debt
Long-term
Operating	302	Other liabilities
Finance	112	Long-term debt
Total lease liabilities	$549
____________________________________
(1) Finance lease assets are recorded net of accumulated amortization of $111 million at March 31, 2019.
Supplemental cash flow and other information related to leases:

Three months ended
In millions	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$36
Operating cash flows from finance leases	2
Financing cash flows from finance leases	4

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	18
Finance leases	1

Additional information related to leases:

March 31, 2019
Weighted average remaining lease term (in years)
Operating leases	4.8
Finance leases	14.4

Weighted average discount rate
Operating leases	3.3%
Finance leases	4.3%

Following is a summary of the future minimum lease payments due under finance and operating leases with terms of more than one year at March 31, 2019, together with the net present value of the minimum payments due under finance leases:

In millions	Finance Leases	Operating Leases
2019	$17	$101
2020	19	111
2021	15	84
2022	15	61
2023	13	41
After 2023	140	84
Total minimum lease payments	$219	$482
Interest	(98)	(55)
Present value of net minimum lease payments	$121	$427

Following is a summary of the future minimum lease payments due under capital and operating leases with terms of more than one year at December 31, 2018, together with the net present value of the minimum payments due under capital leases under the previous lease standard:

In millions	Capital Leases	Operating Leases
2019	$30	$138
2020	21	109
2021	16	81
2022	14	60
2023	13	39
After 2023	144	81
Total minimum lease payments	$238	$508
Interest	(106)
Present value of net minimum lease payments	$132

NOTE 9. DEBT
Loans Payable and Commercial Paper
Loans payable, commercial paper and the related weighted-average interest rates were as follows:

In millions	March 31, 2019	December 31, 2018
Loans payable (1)	$70	$54
Commercial paper (2)	709	780
____________________________________
(1) Loans payable consist primarily of notes payable to various domestic and international financial institutions and it is not practicable to aggregate these notes and calculate a quarterly weighted-average interest rate.
(2) The weighted-average interest rate, inclusive of all brokerage fees, was 2.60 percent and 2.59 percent at March 31, 2019 and December 31, 2018, respectively.
We can issue up to $3.5 billion of unsecured, short-term promissory notes ("commercial paper") pursuant to our board authorized commercial paper programs. The programs facilitate the private placement of unsecured short-term debt through third party brokers. We intend to use the net proceeds from the commercial paper borrowings for general corporate purposes.
Revolving Credit Facilities
We have access to committed credit facilities that total $3.5 billion, including a $1.5 billion 364-day facility that expires August 21, 2019 and a $2.0 billion five-year facility that expires on August 22, 2023. We intend to maintain credit facilities of a similar aggregate amount by renewing or replacing these facilities before expiration. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and for general corporate purposes.

At March 31, 2019, the $709 million of outstanding commercial paper effectively reduced the $3.5 billion of revolving credit capacity to $2.8 billion and $187 million available for borrowings under our international and other domestic credit facilities.
Long-term Debt
A summary of long-term debt was as follows:

In millions	Interest Rate	March 31, 2019	December 31, 2018
Long-term debt
Senior notes, due 2023	3.65%	$500	$500
Debentures, due 2027	6.75%	58	58
Debentures, due 2028	7.125%	250	250
Senior notes, due 2043	4.875%	500	500
Debentures, due 2098(1)	5.65%	165	165
Other debt		69	64
Unamortized discount		(51)	(52)
Fair value adjustments due to hedge on indebtedness		30	25
Finance leases		121	132
Total long-term debt		1,642	1,642
Less: Current maturities of long-term debt		37	45
Long-term debt		$1,605	$1,597

____________________________________
(1) The effective interest rate on this debt is 7.48%.
Principal payments required on long-term debt during the next five years are as follows:

In millions	2019	2020	2021	2022	2023
Principal payments	$33	$18	$41	$9	$506

Fair Value of Debt
Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair values and carrying values of total debt, including current maturities, were as follows:

In millions	March 31, 2019	December 31, 2018
Fair value of total debt (1)	$2,688	$2,679
Carrying values of total debt	2,421	2,476
_________________________________________________
(1) The fair value of debt is derived from Level 2 inputs.
Shelf Registration
As a well-known seasoned issuer, we filed an automatic shelf registration for an undetermined amount of debt and equity securities with the SEC on February 13, 2019. Under this shelf registration we may offer, from time to time, debt securities, common stock, preferred and preference stock, depositary shares, warrants, stock purchase contracts and stock purchase units.

NOTE 10. PRODUCT WARRANTY LIABILITY
A tabular reconciliation of the product warranty liability, including the deferred revenue related to our extended warranty coverage and accrued product campaigns was as follows:

In millions	March 31, 2019	April 1, 2018
Balance, beginning of year	$2,208	$1,687
Provision for base warranties issued	129	108
Deferred revenue on extended warranty contracts sold	90	63
Provision for product campaigns issued	90	197
Payments made during period	(150)	(99)
Amortization of deferred revenue on extended warranty contracts	(59)	(58)
Changes in estimates for pre-existing product warranties	(23)	10
Foreign currency translation and other	3	6
Balance, end of period	$2,288	$1,914

We recognized supplier recoveries of $58 million and $3 million for the three months ended March 31, 2019 and April 1, 2018, respectively.
Warranty related deferred revenues and the long-term portion of the warranty liabilities on our Condensed Consolidated Balance Sheets were as follows:

In millions	March 31, 2019	December 31, 2018	Balance Sheet Location
Deferred revenue related to extended coverage programs
Current portion	$224	$227	Current portion of deferred revenue
Long-term portion	620	587	Deferred revenue
Total	$844	$814

Product warranty
Current portion	$762	$654	Current portion of accrued product warranty
Long-term portion	682	740	Accrued product warranty
Total	$1,444	$1,394

Total warranty accrual	$2,288	$2,208

Engine System Campaign Accrual
During 2017, the California Air Resources Board (CARB) and the U.S. Environmental Protection Agency (EPA) selected certain of our pre-2013 model year engine systems for additional emissions testing. Some of these engine systems failed CARB and EPA tests as a result of degradation of an aftertreatment component.
In the first quarter of 2018, we concluded based upon additional emission testing performed, and further discussions with the EPA and CARB that the field campaigns should be expanded to include a larger population of our engine systems that are subject to the aftertreatment component degradation, including our model years 2010 through 2015. As a result, we recorded an additional charge of $187 million or $0.87 per share, to cost of sales in our Condensed Consolidated Statements of Net Income ($94 million recorded in the Components segment and $93 million in the Engine segment).
In the second quarter of 2018, we reached agreement with the CARB and EPA regarding our plans to address the affected populations. In finalizing our plans, we increased the number of systems to be addressed through hardware replacement compared to our assumptions resulting in an additional charge of $181 million, or $0.85 per share, to cost of sales in our Condensed Consolidated Statements of Net Income ($91 million recorded in the Engine segment and $90 million in the Components segment).

The campaigns launched in the third quarter of 2018 and will be completed in phases across the affected population with a projection to be substantially complete by December 31, 2020. The total engine system campaign accrual, excluding the supplier recovery, was $410 million at March 31, 2019 with a remaining unpaid balance of $346 million.
NOTE 11. OTHER ACCRUED EXPENSES AND OTHER LIABILITIES

Other accrued expenses included the following:

In millions	March 31, 2019	December 31, 2018
Marketing accruals	$196	$199
Other taxes payable	172	196
Income taxes payable	130	97
Current portion of operating lease liabilities	125	—
Other	335	360
Other accrued expenses	$958	$852

Other liabilities included the following:

In millions	March 31, 2019	December 31, 2018
Operating lease liabilities	$302	$—
Income taxes payable	293	293
Deferred income taxes	275	263
Accrued compensation	155	173
Other long-term liabilities	163	163
Other liabilities	$1,188	$892

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
Guarantees and Commitments
Periodically, we enter into guarantee arrangements, including guarantees of non-U.S. distributor financings, residual value guarantees on equipment under operating leases and other miscellaneous guarantees of joint ventures or third-party obligations. At March 31, 2019, the maximum potential loss related to these guarantees was $52 million.

We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. At March 31, 2019, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $61 million. Most of these arrangements enable us to secure supplies of critical components. We do not currently anticipate paying any penalties under these contracts.
We enter into physical forward contracts with suppliers of platinum and palladium to purchase certain volumes of the commodities at contractually stated prices for various periods, which generally fall within two years. At March 31, 2019, the total commitments under these contracts were $36 million. These arrangements enable us to fix the prices of these commodities, which otherwise are subject to market volatility.
We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance. These performance bonds and other performance-related guarantees were $115 million at March 31, 2019.
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

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS
Following are the changes in accumulated other comprehensive income (loss) by component for the three months ended:

	Three months ended
In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on marketable securities	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at December 31, 2017	$(689)	$(812)	$1	$(3)	$(1,503)
Other comprehensive income before reclassifications
Before tax amount	(8)	125	—	11	128	$(7)	$121
Tax benefit (expense)	2	(33)	—	(4)	(35)	—	(35)
After tax amount	(6)	92	—	7	93	(7)	86
Amounts reclassified from accumulated other comprehensive loss(1)	14	—	(1)	—	13	—	13
Net current period other comprehensive income (loss)	8	92	(1)	7	106	$(7)	$99
Balance at April 1, 2018	$(681)	$(720)	$—	$4	$(1,397)

Balance at December 31, 2018	$(671)	$(1,138)	$—	$2	$(1,807)
Other comprehensive income before reclassifications
Before tax amount	(23)	80	(1)	3	59	$3	$62
Tax benefit (expense)	5	1	—	(1)	5	—	5
After tax amount	(18)	81	(1)	2	64	3	67
Amounts reclassified from accumulated other comprehensive loss(1)	7	—	—	(3)	4	—	4
Net current period other comprehensive income (loss)	(11)	81	(1)	(1)	68	$3	$71
Balance at March 31, 2019	$(682)	$(1,057)	$(1)	$1	$(1,739)
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
Our reportable operating segments consist of Engine, Distribution, Components, Power Systems and Electrified Power. This reporting structure is organized according to the products and markets each segment serves. The Engine segment produces engines (15 liters and less in size) and associated parts for sale to customers in on-highway and various off-highway markets. Our engines are used in trucks of all sizes, buses and recreational vehicles, as well as in various industrial applications, including construction, agriculture, power generation systems and other off-highway applications. The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets and service parts, as well as performing service and repair activities on our products and maintaining relationships with various OEMs throughout the world. The Components segment sells filtration products, aftertreatment systems, turbochargers, electronics, fuel systems and transmissions. The Power Systems segment is an integrated power provider, which designs, manufactures and sells engines (16 liters and larger) for industrial applications (including mining, oil and gas, marine and rail), standby and prime power generator sets, alternators and other power components. The Electrified Power segment designs, manufactures, sells and supports electrified power systems ranging from fully electric to hybrid solutions along with innovative components and subsystems to serve all our markets as they adopt electrification, meeting the needs of our OEM partners and end customers.
We use EBITDA (defined as earnings before interest expense, income taxes, noncontrolling interests, depreciation and amortization) as the primary basis for the CODM to evaluate the performance of each of our reportable operating segments. Segment amounts exclude certain expenses not specifically identifiable to segments.
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

Summarized financial information regarding our reportable operating segments for the three months ended is shown in the table below:

In millions	Engine	Distribution	Components	Power Systems	Electrified Power	Total Segments	Intersegment Eliminations (1)	Total
Three months ended March 31, 2019
External sales	$1,984	$1,993	$1,401	$623	$3	$6,004	$—	$6,004
Intersegment sales	669	8	460	454	—	1,591	(1,591)	—
Total sales	2,653	2,001	1,861	1,077	3	7,595	(1,591)	6,004
Research, development and engineering expenses	78	7	75	56	21	237	—	237
Equity, royalty and interest income from investees	56	11	10	15	—	92	—	92
Interest income	4	4	2	2	—	12	—	12
Segment EBITDA	438	171	325	138	(29)	1,043	(10)	1,033
Depreciation and amortization (2)	50	29	46	29	2	156	—	156

Three months ended April 1, 2018
External sales	$1,813	$1,847	$1,313	$595	$2	$5,570	$—	$5,570
Intersegment sales	633	6	440	479	—	1,558	(1,558)	—
Total sales	2,446	1,853	1,753	1,074	2	7,128	(1,558)	5,570
Research, development and engineering expenses	79	5	62	57	7	210	—	210
Equity, royalty and interest income from investees	67	13	16	19	—	115	—	115
Interest income	2	2	1	2	—	7	—	7
Segment EBITDA	286	123	227	142	(10)	768	(68)	700
Depreciation and amortization (2)	49	27	46	30	1	153	—	153
____________________________________
(1) Includes intersegment sales, intersegment profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses for the three months ended March 31, 2019 and April 1, 2018.
(2) Depreciation and amortization, as shown on a segment basis, excludes the amortization of debt discount and deferred costs included in the Condensed Consolidated Statements of Net Income as "Interest expense." The amortization of debt discount and deferred costs was $1 million and $1 million for the three month periods ended March 31, 2019 and April 1, 2018. A portion of depreciation expense is included in "Research, development and engineering expenses."

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Net Income is shown in the table below:

	Three months ended
In millions	March 31, 2019	April 1, 2018
Total EBITDA	$1,033	$700
Less:
Depreciation and amortization	156	153
Interest expense	32	24
Income before income taxes	$845	$523

NOTE 15. RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Accounting Pronouncements Recently Adopted
On January 1, 2019, we adopted the new lease standard in accordance with GAAP. See NOTE 8, "LEASES," for detailed information about the adoption of this standard.
On January 1, 2019, we adopted the new FASB standard related to accounting for derivatives and hedging. The new standard allows the initial hedge effectiveness assessment to be performed by the end of the first quarter in which the hedge is designated rather than concurrently with entering into the hedge transaction. The changes also expand the use of a periodic qualitative hedge effectiveness assessment in lieu of an ongoing quantitative assessment performed throughout the life of the hedge. The revision removes the requirement to record ineffectiveness on cash flow hedges through the income statement when a hedge is considered highly effective, instead deferring all related hedge gains and losses in other comprehensive income until the hedged item impacts earnings. The modifications permit hedging the contractually-specified price of a component of a commodity purchase and revises certain disclosure requirements. We adopted the new standard on a modified retrospective basis for existing cash flow hedges and prospectively for disclosures. The amendments did not have a material effect on our Condensed Consolidated Financial Statements and no transition adjustment was required upon adoption. The adoption of this standard did not materially change our policies for existing hedges.
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

NOTE 16. SUBSEQUENT EVENT
On April 29, 2019, we announced that we are conducting a formal review of our emissions certification process and compliance with emissions standards for our pick-up truck applications, following conversations with the EPA and CARB regarding certification for our engines in model year 2019 RAM 2500 and 3500 trucks. This review is being conducted with external advisors to ensure the certification process for our pick-up truck applications, which includes engines for the RAM 2500 and 3500 vehicles, is consistent with our internal policies, engineering standards and applicable laws. In addition, we announced that we have voluntarily disclosed our formal review to our regulators and other agencies and will work cooperatively to ensure a complete and thorough review. Due to the preliminary nature of our formal review and the presence of many unknown facts and circumstances, we cannot predict the outcome and we cannot provide assurance that the matter will not have a materially adverse impact on our results of operations, financial condition and cash flows.

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
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION
Certain parts of this quarterly report contain forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that are based on current expectations, estimates and projections about the industries in which we operate and management’s beliefs and assumptions. Forward-looking statements are generally accompanied by words such as "anticipates," "expects," "forecasts," "intends," "plans," "believes," "seeks," "estimates," "could," "should" or words of similar meaning. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which we refer to as "future factors," which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Some future factors that could cause our results to differ materially from the results discussed in such forward-looking statements are discussed below and shareholders, potential investors and other readers are urged to consider these future factors carefully in evaluating forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. Future factors that could affect the outcome of forward-looking statements include the following:

•	any adverse results of our internal review into our emissions certification process and compliance with emissions standards;

•	a sustained slowdown or significant downturn in our markets;

•	changes in the engine outsourcing practices of significant customers;

•	the development of new technologies that reduce demand for our current products and services;

•	increased scrutiny from regulatory agencies, as well as unpredictability in the adoption, implementation and enforcement of emissions standards around the world;

•	product recalls;

•	policy changes in international trade;

•	the United Kingdom's (U.K.) decision to end its membership in the European Union;

•	lower than expected acceptance of new or existing products or services;

•	a slowdown in infrastructure development and/or depressed commodity prices;

•	supply shortages and supplier financial risk, particularly from any of our single-sourced suppliers;

•	exposure to potential security breaches or other disruptions to our information technology systems and data security;

•	a major customer experiencing financial distress;

•	the actions of, and income from, joint ventures and other investees that we do not directly control;

•	our plan to reposition our portfolio of product offerings through exploration of strategic acquisitions and divestitures and related uncertainties of entering such transactions;

•	failure to realize expected results from our investment in Eaton Cummins Automated Transmission Technologies joint venture;

•	competitor activity;

•	increasing competition, including increased global competition among our customers in emerging markets;

•	foreign currency exchange rate changes;

•	variability in material and commodity costs;

•	political, economic and other risks from operations in numerous countries;

•	changes in taxation;

•	global legal and ethical compliance costs and risks;

•	aligning our capacity and production with our demand;

•	product liability claims;

•	increasingly stringent environmental laws and regulations;

•	future bans or limitations on the use of diesel-powered products;

•	the price and availability of energy;

•	the performance of our pension plan assets and volatility of discount rates;

•	labor relations;

•	changes in accounting standards;

•	our sales mix of products;

•	protection and validity of our patent and other intellectual property rights;

•	the outcome of pending and future litigation and governmental proceedings;

•	continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support our future business; and

•	other risk factors described in our 2018 Form 10-K, Part I, Item 1A. under the caption “Risk Factors.”
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
ORGANIZATION OF INFORMATION
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) was prepared to provide the reader with a view and perspective of our business through the eyes of management and should be read in conjunction with our Management's Discussion and Analysis of Financial Condition and Results of Operations section of our 2018 Form 10-K. Our MD&A is presented in the following sections:

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
Our reportable operating segments consist of Engine, Distribution, Components, Power Systems and Electrified Power. This reporting structure is organized according to the products and markets each segment serves. The Engine segment produces engines (15 liters and less in size) and associated parts for sale to customers in on-highway and various off-highway markets. Our engines are used in trucks of all sizes, buses and recreational vehicles, as well as in various industrial applications, including construction, agriculture, power generation systems and other off-highway applications. The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets and service parts, as well as performing service and repair activities on our products and maintaining relationships with various OEMs throughout the world. The Components segment sells filtration products, aftertreatment systems, turbochargers, electronics, fuel systems and transmissions. The Power Systems segment is an integrated power provider, which designs, manufactures and sells engines (16 liters and larger) for industrial applications (including mining, oil and gas, marine and rail), standby and prime power generator sets, alternators and other power components. The Electrified Power segment designs, manufactures, sells and supports electrified power systems ranging from fully electric to hybrid solutions along with innovative components and subsystems to serve all our markets as they adopt electrification, meeting the needs of our OEM partners and end customers.
Our financial performance depends, in large part, on varying conditions in the markets we serve, particularly the on-highway, construction and general industrial markets. Demand in these markets tends to fluctuate in response to overall economic conditions. Our sales may also be impacted by OEM inventory levels, production schedules and stoppages. Economic downturns in markets we serve generally result in reduced sales of our products and can result in price reductions in certain products and/or markets. As a worldwide business, our operations are also affected by currency, political, economic and regulatory matters, including adoption and enforcement of environmental and emissions standards, in the countries we serve. As part of our growth strategy, we invest in businesses in certain countries that carry high levels of these risks such as China, Brazil, India, Mexico, Russia and countries in the Middle East and Africa. At the same time, our geographic diversity and broad product and service offerings have helped limit the impact from a drop in demand in any one industry or customer or the economy of any single country on our consolidated results.
Worldwide revenues increased 8 percent in the three months ended March 31, 2019, as compared to the same period in 2018, with all operating segments reporting higher sales. Net sales in the United States (U.S.) and Canada improved by 13 percent primarily due to increased demand in the North American on-highway markets (primarily in the heavy-duty and medium-duty truck markets) and in all of our distribution product lines. International demand (excludes the U.S. and Canada) improved net sales by 1 percent, with increased sales in Asia Pacific and China partially offset by lower demand in Russia and India. The increase in international sales was primarily due to increased demand in our distribution business in Asia Pacific and increased demand in construction markets in China, partially offset by unfavorable foreign currency impacts of 5 percent of international sales (primarily the Chinese renminbi, Euro, Indian rupee, Brazilian real, Australian dollar and British pound), decreased light commercial vehicle demand in Russia and lower truck demand in India, which negatively impacted our emission solutions and turbo technologies businesses.

The following table contains sales and EBITDA (defined as earnings before interest expense, income taxes, noncontrolling interests, depreciation and amortization) by operating segment for the three months ended March 31, 2019 and April 1, 2018. See the section titled "OPERATING SEGMENT RESULTS" for a more detailed discussion of net sales and EBITDA by operating segment including the reconciliation of segment EBITDA to net income attributable to Cummins, Inc.

	Three months ended
Operating Segments	March 31, 2019			April 1, 2018			Percent change
		Percent			Percent		2019 vs. 2018
In millions	Sales	of Total	EBITDA	Sales	of Total	EBITDA	Sales	EBITDA
Engine	$2,653	44%	$438	$2,446	44%	$286	8%	53%
Distribution	2,001	33%	171	1,853	33%	123	8%	39%
Components	1,861	31%	325	1,753	32%	227	6%	43%
Power Systems	1,077	18%	138	1,074	19%	142	—%	(3)%
Electrified Power	3	—%	(29)	2	—%	(10)	50%	NM
Intersegment eliminations	(1,591)	(26)%	(10)	(1,558)	(28)%	(68)	2%	(85)%
Total	$6,004	100%	$1,033	$5,570	100%	$700	8%	48%

______________________________________
"NM" - not meaningful information

Net income attributable to Cummins was $663 million, or $4.20 per diluted share, on sales of $6.0 billion for the three months ended March 31, 2019, versus the comparable prior year period net income attributable to Cummins of $325 million, or $1.96 per diluted share, on sales of $5.6 billion. The increases in net income and earnings per diluted share were driven by higher net sales, increased gross margin, a lower effective tax rate due to the absence of $78 million of unfavorable discrete tax items recognized in the first quarter of 2018 primarily related to Tax Legislation and an increase in the value of corporate owned life insurance, partially offset by higher research, development and engineering expenses, lower equity, royalty and interest income from investees, unfavorable foreign currency fluctuations (primarily the Australian dollar, Brazilian real, Canadian dollar and Chinese renminbi) and increased selling, general and administrative expenses. The increases in gross margin and gross margin percentage were primarily due to lower warranty costs (due to absence of the $187 million engine system campaign accrual recorded in the first quarter of 2018), higher volumes and increased pricing, partially offset by unfavorable foreign currency impacts (primarily the Australian dollar, Brazilian real and Canadian dollar). See Note 10, "PRODUCT WARRANTY LIABILITY," to the Condensed Consolidated Financial Statements for additional information on the engine system campaign.

We generated $412 million of cash from operations for the three months ended, compared to using $117 million for the comparable period in 2018. Refer to the section titled "Cash Flows" in the "LIQUIDITY AND CAPITAL RESOURCES" section for a discussion of items impacting cash flows.

In October 2018, our Board of Directors authorized the acquisition of up to $2 billion of additional common stock. During the first three months of 2019, we repurchased $100 million, or 0.7 million shares of common stock.

As a well-known seasoned issuer, we filed an automatic shelf registration for an undetermined amount of debt and equity securities with the Securities and Exchange Commission (SEC) on February 13, 2019.

Our debt to capital ratio (total capital defined as debt plus equity) at March 31, 2019, was 21.7 percent, compared to 23.1 percent at December 31, 2018. The decrease was primarily due to significant net income and lower outstanding commercial paper. At March 31, 2019, we had $1.6 billion in cash and marketable securities on hand and access to our $3.5 billion credit facilities, if necessary, to meet currently anticipated investment and funding needs.

We expect our effective tax rate for the full year of 2019 to approximate 21.5 percent, excluding any discrete tax items.
Our global pension plans, including our unfunded and non-qualified plans, were 115 percent funded at December 31, 2018. Our U.S. plan, which represents approximately 54 percent of the worldwide pension obligation, was 131 percent funded and our U.K. plan was 115 percent funded. We anticipate making additional defined benefit pension contributions during the remainder of 2019 of $90 million for our U.S. and U.K. pension plans. Approximately $91 million of the estimated $123 million of U.S. and U.K. pension contributions for the full year are voluntary. We expect our 2019 net periodic pension cost to approximate $64 million.

On April 29, 2019, we issued a press release announcing that we are conducting a formal review of our emissions certification process and compliance with emissions standards for pick-up truck applications with our regulators and other agencies, following conversations with the United States Environmental Protection Agency and the California Air Resources Board regarding certification for our engines in the model year 2019 RAM 2500 and 3500 trucks. See Note 16, "SUBSEQUENT EVENT," to the Condensed Consolidated Financial Statements for additional information.

OUTLOOK
Our outlook reflects the following positive trends and challenges to our business that we expect could impact our revenue and earnings potential for the remainder of 2019.
Positive Trends

•	We anticipate North American medium-duty truck and heavy-duty truck demand will remain strong.

•	We expect demand for pick-up trucks in North America will remain strong.

•	We anticipate power generation markets will remain strong, with increased demand in global data center markets.

•	We expect construction markets will remain strong in North America and Europe.

•	We expect demand in mining markets to remain strong.
Challenges

•	Market demand in truck and construction markets in China is expected to decline.

•
Uncertainty in the U.K. surrounding its ability to negotiate favorable terms in its withdrawal from the European Union could have material negative impacts on our European operations in the near and long-term.

•	We are experiencing cost increases primarily as a result of U.S. trade tariffs.

•	Prolonged trade disputes could negatively impact demand and trigger additional costs.

•	We anticipate demand in oil and gas markets in North America will decline.

•	Marine markets are expected to remain weak.
In summary, we expect demand to remain strong in many of our most important markets.

RESULTS OF OPERATIONS

	Three months ended		Favorable/
	March 31, 2019	April 1, 2018	(Unfavorable)
In millions, except per share amounts			Amount	Percent
NET SALES	$6,004	$5,570	$434	8%
Cost of sales	4,472	4,370	(102)	(2)%
GROSS MARGIN	1,532	1,200	332	28%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	593	577	(16)	(3)%
Research, development and engineering expenses	237	210	(27)	(13)%
Equity, royalty and interest income from investees	92	115	(23)	(20)%
Other operating income (expense), net	5	2	3	NM
OPERATING INCOME	799	530	269	51%
Interest income	12	7	5	71%
Interest expense	32	24	(8)	(33)%
Other income, net	66	10	56	NM
INCOME BEFORE INCOME TAXES	845	523	322	62%
Income tax expense	176	198	22	11%
CONSOLIDATED NET INCOME	669	325	344	NM
Less: Net income attributable to noncontrolling interests	6	—	(6)	NM
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$663	$325	$338	NM
Diluted Earnings Per Common Share Attributable to Cummins Inc.	$4.20	$1.96	$2.24	NM
____________________________________
"NM" - not meaningful information

	Three months ended		Favorable/ (Unfavorable)
	March 31, 2019	April 1, 2018
Percent of sales			Percentage Points
Gross margin	25.5%	21.5%	4.0
Selling, general and administrative expenses	9.9%	10.4%	0.5
Research, development and engineering expenses	3.9%	3.8%	(0.1)
Net Sales
Net sales for the three months ended March 31, 2019, increased by $434 million versus the comparable period in 2018. The primary drivers were as follows:

•	Engine segment sales increased 8 percent, primarily due to higher volumes in most North American heavy-duty and medium-duty truck markets and improved demand in global construction markets.

•	Distribution segment sales increased 8 percent, primarily due to higher demand in most geographic regions, especially in North America, and increased demand in all product lines.

•
Components segment sales increased 6 percent, primarily due to higher sales in the emission solutions business from improved demand in North American truck markets and increased sales in the automated transmissions business due to higher volumes in the North American heavy-duty truck market.

These increases were partially offset by unfavorable foreign currency fluctuations of 2 percent of total sales, primarily in the Chinese renminbi, Euro, Indian rupee, Brazilian real, Australian dollar and British pound.
Sales to international markets (excluding the U.S. and Canada), based on location of customers, for the three months ended March 31, 2019, were 39 percent of total net sales compared with 42 percent of total net sales for the comparable period in 2018. A more detailed discussion of sales by segment is presented in the “OPERATING SEGMENT RESULTS” section.

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
Gross Margin
Gross margin increased $332 million for the three months ended March 31, 2019, versus the comparable period in 2018 and increased 4.0 points as a percentage of sales. The increases in gross margin and gross margin percentage were primarily due to lower warranty costs (due to absence of the $187 million engine system campaign accrual recorded in the first quarter of 2018), higher volumes and increased pricing, partially offset by unfavorable foreign currency impacts (primarily the Australian dollar, Brazilian real and Canadian dollar). See Note 10, "PRODUCT WARRANTY LIABILITY," to the Condensed Consolidated Financial Statements for additional information.
The provision for base warranties issued as a percent of sales for the three months ended March 31, 2019, was 2.1 percent compared to 2.0 percent for the comparable period in 2018. A detailed discussion of gross margin by segment is presented in the “OPERATING SEGMENT RESULTS” section.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $16 million for the three months ended March 31, 2019, versus the comparable period in 2018, primarily due to higher compensation expense. Overall, selling, general and administrative expenses, as a percentage of sales, decreased to 9.9 percent in the three months ended March 31, 2019, from 10.4 percent in the comparable period in 2018.
Research, Development and Engineering Expenses
Research, development and engineering expenses increased $27 million for the three months ended March 31, 2019, versus the comparable period in 2018, primarily due to increased compensation expense driven by headcount growth, including increased staffing for the Electrified Power segment, and decreased expense recovery. Overall, research, development and engineering expenses as a percentage of sales increased to 3.9 percent in the three months ended March 31, 2019, from 3.8 percent in the comparable period in 2018.
Equity, Royalty and Interest Income from Investees
Equity, royalty and interest income from investees decreased $23 million for the three months ended March 31, 2019, versus the comparable period in 2018, primarily due to lower earnings at Tata Cummins Ltd., Chongqing Cummins Engine Company, Ltd., Dongfeng Cummins Emission Solutions Co., Ltd. and Dongfeng Cummins Engine Company, Ltd.

Other Operating Income (Expense), Net
Other operating income (expense), net was as follows:

	Three months ended
In millions	March 31, 2019	April 1, 2018
Royalty income, net	$6	$7
Gain on sale of assets, net	5	—
Amortization of intangible assets	(5)	(5)
Other, net	(1)	—
Total other operating income (expense), net	$5	$2
Interest Income
Interest income for the three months ended March 31, 2019, increased $5 million versus the comparable period in 2018, primarily due to higher interest rates on cash and marketable securities balances.

Interest Expense
Interest expense for the three months ended March 31, 2019, increased $8 million versus the comparable period in 2018, primarily due to an increase in short-term borrowings and higher interest rates.
Other Income, Net
Other income, net was as follows:

	Three months ended
In millions	March 31, 2019	April 1, 2018
Change in cash surrender value of corporate owned life insurance	$37	$(4)
Non-service pension and other postretirement benefits credit	18	15
Gain on marketable securities, net	4	—
Rental income	2	2
Dividend income	1	2
Bank charges	(3)	(3)
Foreign currency loss, net	(6)	(11)
Other, net	13	9
Total other income, net	$66	$10
Income Tax Expense
Our effective tax rate for 2019 is expected to approximate 21.5 percent, excluding any discrete items that may arise.
Our effective tax rate for the three months ended March 31, 2019, was 20.8 percent and contained immaterial discrete items.
Our effective tax rate for the three months ended April 1, 2018, was 37.9 percent and contained $78 million, or $0.47 per share, of unfavorable discrete tax items, primarily related to a Tax Legislation adjustment of $74 million. This included $39 million associated with changes related to the Tax Legislation measurement period adjustment and $35 million associated with the one-time recognition of deferred tax charges at historical tax rates on intercompany profit in inventory.
Noncontrolling Interests
Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities. Noncontrolling interests in income of consolidated subsidiaries for the three months ended March 31, 2019, increased $6 million versus the comparable period in 2018, primarily due to increased earnings at Cummins India, Ltd.
Net Income Attributable to Cummins Inc. and Diluted Earnings Per Common Share Attributable to Cummins Inc.
Net income and diluted earnings per common share attributable to Cummins Inc. for the three months ended March 31, 2019, increased $338 million and $2.24 per diluted share, respectively, versus the comparable period in 2018, primarily due to higher net sales, increased gross margin, a lower effective tax rate due to the absence of $78 million of unfavorable discrete tax items recognized in the first quarter of 2018 primarily related to Tax Legislation and an increase in the value of corporate owned life insurance, partially offset by higher research, development and engineering expenses, lower equity, royalty and interest income from investees, unfavorable foreign currency fluctuations (primarily the Australian dollar, Brazilian real, Canadian dollar and Chinese renminbi) and increased selling, general and administrative expenses.

Comprehensive Income - Foreign Currency Translation Adjustment
The foreign currency translation adjustment was a net gain of $84 million for the three months ended March 31, 2019, compared to a net gain of $84 million for the three months ended April 1, 2018, and was driven by the following:

	Three months ended
	March 31, 2019		April 1, 2018
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly-owned subsidiaries	$74	British pound, Chinese renminbi	$70	British pound, Chinese renminbi offset by Indian rupee
Equity method investments	7	Chinese renminbi offset by British pound	22	Chinese renminbi
Consolidated subsidiaries with a noncontrolling interest	3	Indian rupee	(8)	Indian rupee
Total	$84		$84

OPERATING SEGMENT RESULTS
Our reportable operating segments consist of the Engine, Distribution, Components, Power Systems and Electrified Power segments. This reporting structure is organized according to the products and markets each segment serves. We use segment EBITDA as a primary basis for the Chief Operating Decision Maker to evaluate the performance of each of our reportable operating segments. Segment amounts exclude certain expenses not specifically identifiable to segments. See Note 14, "OPERATING SEGMENTS," to the Condensed Consolidated Financial Statements for additional information.
Following is a discussion of results for each of our operating segments.
Engine Segment Results
Financial data for the Engine segment was as follows:

	Three months ended		Favorable/
	March 31,	April 1,	(Unfavorable)
In millions	2019	2018	Amount	Percent
External sales	$1,984	$1,813	$171	9%
Intersegment sales	669	633	36	6%
Total sales	2,653	2,446	207	8%
Research, development and engineering expenses	78	79	1	1%
Equity, royalty and interest income from investees	56	67	(11)	(16)%
Interest income	4	2	2	100%
Segment EBITDA	438	286	152	53%

			Percentage Points
Segment EBITDA as a percentage of total sales	16.5%	11.7%		4.8

Sales for our Engine segment by market were as follows:

	Three months ended		Favorable/
	March 31,	April 1,	(Unfavorable)
In millions	2019	2018	Amount	Percent
Heavy-duty truck	$979	$815	$164	20%
Medium-duty truck and bus	721	692	29	4%
Light-duty automotive	382	402	(20)	(5)%
Total on-highway	2,082	1,909	173	9%
Off-highway	571	537	34	6%
Total sales	$2,653	$2,446	$207	8%

			Percentage Points
On-highway sales as percentage of total sales	78%	78%		—
Unit shipments by engine classification (including unit shipments to Power Systems and off-highway engine units included in their respective classification) were as follows:

	Three months ended		Favorable/
	March 31,	April 1,	(Unfavorable)
	2019	2018	Amount	Percent
Heavy-duty	33,900	26,600	7,300	27%
Medium-duty	79,000	74,000	5,000	7%
Light-duty	56,400	61,900	(5,500)	(9)%
Total unit shipments	169,300	162,500	6,800	4%

Sales
Engine segment sales for the three months ended March 31, 2019, increased $207 million versus the comparable period in 2018. The following were the primary drivers by market:

•	Heavy-duty truck sales increased $164 million, primarily due to higher volumes in the North American heavy-duty truck market with increased shipments of 31 percent.

•
Off-highway sales increased $34 million, primarily due to improved demand in global construction markets with increased international unit shipments of 10 percent, mainly in China, and increased unit shipments of 27 percent in North America.

•	Medium-duty truck and bus sales increased $29 million, primarily due to higher volumes in the North American medium-duty truck market with increased engine shipments of 17 percent.
These increases were partially offset by unfavorable foreign currency fluctuations, primarily in the Brazilian real and Chinese renminbi.
Segment EBITDA
Engine segment EBITDA for the three months ended March 31, 2019, increased $152 million versus the comparable period in 2018, primarily due to higher gross margin, partially offset by increased selling, general and administrative expenses and decreased equity, royalty and interest income from investees. The increase in gross margin was primarily due to the absence of a $93 million engine system campaign accrual recorded in the first quarter of 2018, improved pricing and higher volumes, partially offset by increased manufacturing expenses. The increase in selling, general and administrative expenses was primarily due to higher compensation expense. The decrease in equity, royalty and interest income from investees was primarily due to lower earnings at Tata Cummins, Ltd. and Dongfeng Cummins Engine Co.

Distribution Segment Results
Financial data for the Distribution segment was as follows:

	Three months ended		Favorable/
	March 31,	April 1,	(Unfavorable)
In millions	2019	2018	Amount	Percent
External sales	$1,993	$1,847	$146	8%
Intersegment sales	8	6	2	33%
Total sales	2,001	1,853	148	8%
Research, development and engineering expenses	7	5	(2)	(40)%
Equity, royalty and interest income from investees	11	13	(2)	(15)%
Interest income	4	2	2	100%
Segment EBITDA	171	123	48	39%

			Percentage Points
Segment EBITDA as a percentage of total sales	8.5%	6.6%		1.9

Sales for our Distribution segment by region were as follows:

	Three months ended		Favorable/
	March 31,	April 1,	(Unfavorable)
In millions	2019	2018	Amount	Percent
North America	$1,399	$1,276	$123	10%
Asia Pacific	220	189	31	16%
Europe	123	132	(9)	(7)%
China	82	78	4	5%
Africa and Middle East	55	60	(5)	(8)%
India	47	45	2	4%
Latin America	40	38	2	5%
Russia	35	35	—	—%
Total sales	$2,001	$1,853	$148	8%
Sales for our Distribution segment by product line were as follows:

	Three months ended		Favorable/
	March 31,	April 1,	(Unfavorable)
In millions	2019	2018	Amount	Percent
Parts	$844	$808	$36	4%
Power generation	403	326	77	24%
Engines	391	367	24	7%
Service	363	352	11	3%
Total sales	$2,001	$1,853	$148	8%
Sales
Distribution segment sales for the three months ended March 31, 2019, increased $148 million versus the comparable period in 2018. The following were the primary drivers by region:

•
North American sales increased $123 million, representing 83 percent of the total change in Distribution segment sales, primarily due to increased demand in the power generation data centers and engines product lines.

•	Asia Pacific sales increased $31 million, primarily due to higher volumes in whole goods.
These increases were partially offset by unfavorable foreign currency fluctuations, primarily in the Australian dollar, Canadian dollar, Euro, Indian rupee and Chinese renminbi.
Segment EBITDA
Distribution segment EBITDA for the three months ended March 31, 2019, increased $48 million versus the comparable period in 2018, primarily due to higher gross margin, partially offset by unfavorable foreign currency fluctuations (primarily in the Australian dollar, South African rand, Argentine peso and Canadian dollar). The increase in gross margin was primarily due to higher volumes and improved pricing, partially offset by increased compensation expense and unfavorable foreign currency fluctuations (primarily in the Australian dollar, Canadian dollar and South African rand).

Components Segment Results
Financial data for the Components segment was as follows:

	Three months ended		Favorable/
	March 31,	April 1,	(Unfavorable)
In millions	2019	2018	Amount	Percent
External sales	$1,401	$1,313	$88	7%
Intersegment sales	460	440	20	5%
Total sales	1,861	1,753	108	6%
Research, development and engineering expenses	75	62	(13)	(21)%
Equity, royalty and interest income from investees	10	16	(6)	(38)%
Interest income	2	1	1	100%
Segment EBITDA	325	227	98	43%

			Percentage Points
Segment EBITDA as a percentage of total sales	17.5%	12.9%		4.6

Sales for our Components segment by business were as follows:

	Three months ended		Favorable/
	March 31,	April 1,	(Unfavorable)
In millions	2019	2018	Amount	Percent
Emission solutions	$854	$775	$79	10%
Turbo technologies	335	340	(5)	(1)%
Filtration	325	320	5	2%
Electronics and fuel systems	198	201	(3)	(1)%
Automated transmissions	149	117	32	27%
Total sales	$1,861	$1,753	$108	6%
Sales
Components segment sales for the three months ended March 31, 2019, increased $108 million versus the comparable period in 2018. The following were the primary drivers by business:

•	Emission solutions sales increased $79 million, primarily due to stronger demand for trucks in North America, partially offset by weaker market demand for trucks in China and India.

•	Automated transmissions delivered higher sales of $32 million, primarily due to increased heavy-duty truck demand in North America.
These increases were partially offset by unfavorable foreign currency fluctuations, primarily in the Chinese renminbi, Euro and Indian rupee.
Segment EBITDA
Components segment EBITDA for the three months ended March 31, 2019, increased $98 million versus the comparable period in 2018, as higher gross margin was partially offset by increased research, development and engineering expenses, lower equity, royalty and interest income from investees and unfavorable foreign currency fluctuations, primarily in the Chinese renminbi and Brazilian real. The increase in gross margin was primarily due to the absence of a $94 million engine system campaign accrual recorded in the first quarter of 2018, lower material costs and increased volumes, partially offset by lower pricing and unfavorable foreign currency fluctuations primarily in the Chinese renminbi and Brazilian real. The increase in research, development and engineering expenses was primarily due to lower expense recovery and additional spending in the automated transmissions business. The decrease in equity, royalty and interest income from investees was primarily due to lower earnings at Dongfeng Cummins Emission Solutions Co., Ltd and Shanghai Fleetguard Filter Co.

Power Systems Segment Results
Financial data for the Power Systems segment was as follows:

	Three months ended		Favorable/
	March 31,	April 1,	(Unfavorable)
In millions	2019	2018	Amount	Percent
External sales	$623	$595	$28	5%
Intersegment sales	454	479	(25)	(5)%
Total sales	1,077	1,074	3	—%
Research, development and engineering expenses	56	57	1	2%
Equity, royalty and interest income from investees	15	19	(4)	(21)%
Interest income	2	2	—	—%
Segment EBITDA	138	142	(4)	(3)%

			Percentage Points
Segment EBITDA as a percentage of total sales	12.8%	13.2%		(0.4)

Sales for our Power Systems segment by product line were as follows:

	Three months ended		Favorable/
	March 31,	April 1,	(Unfavorable)
In millions	2019	2018	Amount	Percent
Power generation	$567	$571	$(4)	(1)%
Industrial	420	414	6	1%
Generator technologies	90	89	1	1%
Total sales	$1,077	$1,074	$3	—%

Sales
Power Systems segment sales for the three months ended March 31, 2019, were relatively flat versus the comparable period in 2018, primarily due to increased industrial sales of $6 million due to higher demand in certain international markets, especially oil and gas markets in China, partially offset by lower demand in North American oil and gas markets.
Sales increases were partially offset by the following:

•	Unfavorable foreign currency fluctuations primarily in the Indian rupee, British pound and Chinese renminbi.

•	Power generation sales decreased $4 million, primarily due to lower demand in most international markets, partially offset by stronger demand in North America.
Segment EBITDA
Power Systems segment EBITDA for the three months ended March 31, 2019, decreased $4 million versus the comparable period in 2018, primarily due to lower gross margin and decreased equity, royalty and interest income from investees, partially offset by a gain on sale of assets and favorable foreign currency fluctuations (primarily in the Indian rupee and British pound). The decrease in gross margin was primarily due to decreased volumes and unfavorable mix, partially offset by favorable foreign currency fluctuations (primarily in the British pound and Indian rupee) and improved pricing. The decrease in equity, royalty and interest income from investees was primarily due to lower earnings at Chongqing Cummins Engine Co.

Electrified Power Segment Results
The Electrified Power segment is currently in the development phase with a primary focus on research and development activities around fully electric and hybrid powertrain solutions. Financial data for the Electrified Power segment was as follows:

	Three months ended		Favorable/
	March 31,	April 1,	(Unfavorable)
In millions	2019	2018	Amount	Percent
Total sales	$3	$2	$1	50%
Research, development and engineering expenses	21	7	(14)	NM
Segment EBITDA	(29)	(10)	(19)	NM

____________________________________
"NM" - not meaningful information

Reconciliation of Segment EBITDA to Net Income Attributable to Cummins Inc.
The table below reconciles the segment information to the corresponding amounts in the Condensed Consolidated Statements of Net Income:

	Three months ended
In millions	March 31, 2019	April 1, 2018
TOTAL SEGMENT EBITDA	$1,043	$768
Intersegment elimination (1)	(10)	(68)
TOTAL EBITDA	1,033	700
Less:
Interest expense	32	24
Depreciation and amortization (2)	156	153
INCOME BEFORE INCOME TAXES	845	523
Less: Income tax expense	176	198
CONSOLIDATED NET INCOME	669	325
Less: Net income attributable to noncontrolling interest	6	—
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$663	$325
____________________________________
(1) Includes intersegment sales, intersegment profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses
(2) Depreciation and amortization, as shown on a segment basis, excludes the amortization of debt discount and deferred costs included in the Condensed Consolidated Statements of Net Income as "Interest expense." The amortization of debt discount and deferred costs was $1 million and $1 million for the three month periods ended March 31, 2019 and April 1, 2018, respectively.

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

Dollars in millions	March 31, 2019	December 31, 2018
Working capital (1)	$3,664	$3,434
Current ratio	1.57	1.54
Accounts and notes receivable, net	$4,025	$3,866
Days' sales in receivables	60	57
Inventories	$3,893	$3,759
Inventory turnover	4.5	4.9
Accounts payable (principally trade)	$3,018	$2,822
Days' payable outstanding	60	56
Total debt	$2,421	$2,476
Total debt as a percent of total capital	21.7%	23.1%
____________________________________
(1) Working capital includes cash and cash equivalents.
Cash Flows
Cash and cash equivalents were impacted as follows:

	Three months ended
In millions	March 31, 2019	April 1, 2018	Change
Net cash provided by (used in) operating activities	$412	$(117)	$529
Net cash used in investing activities	(71)	(36)	(35)
Net cash used in financing activities	(347)	(52)	(295)
Effect of exchange rate changes on cash and cash equivalents	31	43	(12)
Net increase (decrease) in cash and cash equivalents	$25	$(162)	$187

Net cash provided by operating activities increased $529 million for the three months ended March 31, 2019, versus the comparable period in 2018, primarily due to higher earnings of $344 million and lower working capital requirements of $209 million. During the first three months of 2019, the lower working capital requirements resulted in a cash outflow of $302 million compared to a cash outflow of $511 million in the comparable period in 2018.
Net cash used in investing activities increased $35 million for the three months ended March 31, 2019, versus the comparable period in 2018, primarily due to increased capital expenditures of $37 million and higher net investments in marketable securities of $33 million, partially offset by higher cash flow from derivatives not designated as hedges of $28 million.
Net cash used in financing activities increased $295 million for the three months ended March 31, 2019, versus the comparable period in 2018, primarily due to lower net borrowings of commercial paper of $366 million, partially offset by lower repurchases of common stock of $63 million.
The effect of exchange rate changes on cash and cash equivalents for the three months ended March 31, 2019, versus the comparable period in 2018, decreased $12 million primarily due to unfavorable fluctuations in the British pound of $9 million.

Sources of Liquidity
We generate significant ongoing cash flow. Cash provided by operations is our principal source of liquidity with $412 million provided in the three months ended March 31, 2019. Our sources of liquidity included:

	March 31, 2019
In millions	Total	U.S.	International	Primary location of international balances
Cash and cash equivalents	$1,328	$304	$1,024	U.K., China, Singapore, Mexico, Australia, Belgium, Canada
Marketable securities (1)	246	71	175	India
Total	$1,574	$375	$1,199
Available credit capacity
Revolving credit facilities (2)	$2,791
International and other uncommitted domestic credit facilities	$187
____________________________________
(1) The majority of marketable securities could be liquidated into cash within a few days.
(2) The five-year credit facility for $2.0 billion and the 364-day credit facility for $1.5 billion, maturing August 2023 and August 2019, respectively, are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. At March 31, 2019, we had $709 million of commercial paper outstanding, which effectively reduced the available capacity under our revolving credit facilities to $2.8 billion.
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
Debt Facilities and Other Sources of Liquidity
We have access to committed credit facilities that total $3.5 billion, including a $1.5 billion 364-day facility that expires August 21, 2019 and a $2.0 billion five-year facility that expires on August 22, 2023. We intend to maintain credit facilities of a similar aggregate amount by renewing or replacing these facilities before expiration. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and for general corporate purposes.
We can issue up to $3.5 billion of unsecured, short-term promissory notes ("commercial paper") pursuant to our board authorized commercial paper programs. The programs facilitate the private placement of unsecured short-term debt through third party brokers. We intend to use the net proceeds from the commercial paper borrowings for general corporate purposes. The total combined borrowing capacity under the revolving credit facility and commercial program should not exceed $3.5 billion. See Note 9, "DEBT," to our Condensed Consolidated Financial Statements for additional information.
As a well-known seasoned issuer, we filed an automatic shelf registration for an undetermined amount of debt and equity securities with the SEC on February 13, 2019. Under this shelf registration we may offer, from time to time, debt securities, common stock, preferred and preference stock, depositary shares, warrants, stock purchase contracts and stock purchase units.
Uses of Cash
Stock Repurchases
In October 2018, our Board of Directors authorized the acquisition of up to $2 billion of additional common stock. In the first three months of 2019, we made the following purchases under the 2018 stock repurchase program:

In millions, except per share amounts	Shares Purchased	Average Cost Per Share	Total Cost of Repurchases	Remaining Authorized Capacity (1)
March 31	0.7	$137.80	$100	$1,806
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
Dividends
We paid dividends of $179 million during the three months ended March 31, 2019.
Capital Expenditures
Capital expenditures, including spending on internal use software, for the three months ended, were $129 million compared to $87 million in the comparable period in 2018. We plan to spend an estimated $650 million to $700 million in 2019 on capital expenditures as we continue with product launches and facility improvements. Approximately 50 percent of our capital expenditures are expected to be invested outside of the U.S. in 2019. In addition, we plan to spend an estimated $65 million to $75 million on internal use software in 2019.
Pensions
Our global pension plans, including our unfunded and non-qualified plans, were 115 percent funded at December 31, 2018. Our U.S. plan, which represents approximately 54 percent of the worldwide pension obligation, was 131 percent funded and our U.K. plan was 115 percent funded. The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans. In the first three months of 2019, the investment gain on our U.S. pension trust was 5.8 percent while our U.K. pension trust gain was 5.7 percent. Approximately 73 percent of our pension plan assets are held in highly liquid investments such as fixed income and equity securities. The remaining 27 percent of our plan assets are held in less liquid, but market valued investments, including real estate, private equity, venture capital, opportunistic credit and insurance contracts. We anticipate making additional defined benefit pension contributions during the remainder of 2019 of $90 million for our U.S. and U.K. pension plans. Approximately $91 million of the estimated $123 million of U.S. and U.K. pension contributions for the full year are voluntary. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2019 net periodic pension cost to approximate $64 million.
Current Maturities of Short and Long-Term Debt
We had $709 million of commercial paper outstanding at March 31, 2019, that matures in less than one year. The maturity schedule of our existing long-term debt does not require significant cash outflows until 2023. Required annual principal payments range from $9 million to $506 million over the next five years (including the remainder of 2019). See Note 9, "DEBT," to the Condensed Consolidated Financial Statements for additional information.
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
Management's Assessment of Liquidity

Our financial condition and liquidity remain strong. Our solid balance sheet and credit ratings enable us to have ready access to credit and the capital markets. We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities. We believe our operating cash flow and liquidity provide us with the financial flexibility needed to fund working capital, common stock repurchases, acquisitions, capital expenditures, dividend payments, projected pension obligations and debt service obligations. We continue to generate cash from operations in the U.S. and maintain access to our revolving credit facilities and commercial paper program as noted above.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
A summary of our significant accounting policies is included in Note 1, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” of the Notes to the Consolidated Financial Statements of our 2018 Form 10-K, which discusses accounting policies that we have selected from acceptable alternatives.
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
Critical accounting estimates are defined as follows: the estimate requires management to make assumptions about matters that were highly uncertain at the time the estimate was made; different estimates reasonably could have been used; or if changes in the estimate are reasonably likely to occur from period to period and the change would have a material impact on our financial condition or results of operations. Our senior management has discussed the development and selection of our accounting policies, related accounting estimates and the disclosures set forth below with the Audit Committee of our Board of Directors. Our critical accounting estimates disclosed in the Form 10-K address the estimation of liabilities for warranty programs, accounting for income taxes, pension benefits and goodwill impairment.
A discussion of our critical accounting estimates may be found in the “Management’s Discussion and Analysis” section of our 2018 Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.” Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first three months of 2019.
RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note 15, "RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS," in the Notes to Condensed Consolidated Financial Statements for additional information.
ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
A discussion of quantitative and qualitative disclosures about market risk may be found in Item 7A of our 2018 Form 10-K. There have been no material changes in this information since the filing of our 2018 Form 10-K.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On April 29, 2019, we announced that we are conducting a formal review of our emissions certification process and compliance with emissions standards for our pick-up truck applications, following conversations with the U.S. Environmental Protection Agency (EPA) and California Air Resources Board (CARB) regarding certification for our engines in model year 2019 RAM 2500 and 3500 trucks. In addition, we announced that we have voluntarily disclosed our formal review to our regulators and other agencies and will work cooperatively to ensure a complete and thorough review. Due to the preliminary nature of our formal review and the presence of many unknown facts and circumstances, we cannot predict the outcome and we cannot provide assurance that the matter will not have a materially adverse impact on our results of operations, financial condition and cash flows.
ITEM 1A.  Risk Factors
In addition to other information set forth in this report, you should consider other risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K or the "CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION" in this Quarterly report are not the only risks we face. In addition, the following risk factor is provided to supplement and update the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. Additional risks and uncertainties not currently known to us or that we currently judge to be immaterial also may materially adversely affect our business, financial condition or operating results.
We are conducting a formal review of our emissions certification process and compliance with emissions standards with respect to our pick-up truck applications. The results of this formal review or the discovery of any noncompliance issues, could have a materially adverse impact on our results of operations, financial condition and cash flows.

We previously announced that we are conducting a formal review of our emissions certification process and compliance with emissions standards with respect to our pick-up truck applications, following conversations with the EPA and CARB regarding certification of our engines for model year 2019 RAM 2500 and 3500 trucks. While we have voluntarily disclosed our formal review to our regulators and other agencies, we have not been issued any official notice from regulators regarding potential noncompliance issues with these particular engines. We plan to work together closely with the relevant regulators to develop a resolution for these matters and we will implement recommendations for improvement as part of our ongoing commitment to compliance. At this time, we have not yet determined the impact, if any, to other model years or engines or the percentage of the engine populations that could be affected.

Due to the preliminary nature of the formal review and the presence of many unknown facts and circumstances, we are not yet able to estimate the financial impact of these matters. It is possible that the consequences of remediation plans resulting from our formal review could have a materially adverse impact on our results of operations, financial condition and cash flows in the periods in which these emission certification issues are addressed.
ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following information is provided pursuant to Item 703 of Regulation S-K:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1 - February 3	725,595	$137.82	725,595	83,713
February 4 - March 3	15,232	153.49	—	68,167
March 4 - March 31	9,876	158.61	—	58,104
Total	750,703	138.41	725,595
____________________________________
(1)  Shares purchased represent shares under our Key Employee Stock Investment Plan established in 1969 (there is no maximum repurchase limitation in this plan) and our Board of Directors authorized share repurchase program.
(2)  These values reflect the sum of shares held in loan status under our Key Employee Stock Investment Plan. The repurchase program authorized by the Board of Directors does not limit the number of shares that may be purchased and was excluded from this column. The dollar value remaining available for future purchases under the 2018 program as of March 31, 2019, was $1.8 billion.
In October 2018, our Board of Directors authorized the acquisition of up to $2 billion of additional common stock. During the three months ended March 31, 2019, we repurchased $100 million of common stock under this authorization.
During the three months ended March 31, 2019, we repurchased 25,108 shares of common stock from employees in connection with the Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock on an installment basis up to an established credit limit. Loans are issued for five-year terms at a fixed interest rate established at the date of purchase and may be refinanced after their initial five-year period for an additional five-year period. Participants must hold shares for a minimum of six months from date of purchase. If the shares are sold before the loan is paid off, the employee must wait six months before another share purchase may be made. We hold participants’ shares as security for the loans and would, in effect, repurchase shares if the participant defaulted in repayment of the loan. There is no maximum amount of shares that we may purchase under this plan.
ITEM 3.  Defaults Upon Senior Securities
Not applicable.
ITEM 4.  Mine Safety Disclosures
Not applicable.
ITEM 5.  Other Information
Not applicable.

ITEM 6. Exhibits
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.
CUMMINS INC.
EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3
By-Laws, as amended and restated, effective as of February 12, 2019 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by Cummins Inc. with the Securities and Exchange Commission on February 13, 2019 (File No. 001-04949)).

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

Cummins Inc.
Date:	April 30, 2019

	By:	/s/ MARK A. SMITH	By:	/s/ CHRISTOPHER C. CLULOW
		Mark A. Smith		Christopher C. Clulow
		Vice President and Chief Financial Officer		Vice President-Corporate Controller
		(Principal Financial Officer)		(Principal Accounting Officer)