Form 10-Q
period 2019-06-30
CUMMINS INC
filed 2019-07-30
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

Commission File Number 1-4949
CUMMINS INC.
(Exact name of registrant as specified in its charter)

IN	35-0257090
(State of Incorporation)	(IRS Employer Identification No.)
500 Jackson Street
Box 3005
Columbus, IN 47202-3005
(Address of principal executive offices)

Telephone (812) 377-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $2.50 par value	CMI	NYSE

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

As of June 30, 2019, there were 157,786,322 shares of common stock outstanding with a par value of $2.50 per share.

CUMMINS INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION
ITEM 1.  Condensed Consolidated Financial Statements
CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(Unaudited)

	Three months ended		Six months ended
In millions, except per share amounts	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
NET SALES (a) (Note 3)	$6,221	$6,132	$12,225	$11,702
Cost of sales	4,580	4,692	9,052	9,062
GROSS MARGIN	1,641	1,440	3,173	2,640
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	629	613	1,222	1,190
Research, development and engineering expenses	251	219	488	429
Equity, royalty and interest income from investees (Note 5)	96	110	188	225
Other operating income (expense), net	(9)	4	(4)	6
OPERATING INCOME	848	722	1,647	1,252
Interest income	12	10	24	17
Interest expense	29	28	61	52
Other income, net	40	11	106	21
INCOME BEFORE INCOME TAXES	871	715	1,716	1,238
Income tax expense	186	161	362	359
CONSOLIDATED NET INCOME	685	554	1,354	879
Less: Net income attributable to noncontrolling interests	10	9	16	9
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$675	$545	$1,338	$870

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
Basic	$4.29	$3.33	$8.51	$5.30
Diluted	$4.27	$3.32	$8.47	$5.27

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	157.4	163.8	157.3	164.3
Dilutive effect of stock compensation awards	0.6	0.5	0.6	0.7
Diluted	158.0	164.3	157.9	165.0
____________________________________
(a) Includes sales to nonconsolidated equity investees of $317 million and $602 million and $340 million and $637 million for the three and six months ended June 30, 2019 and July 1, 2018, respectively.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Six months ended
In millions	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
CONSOLIDATED NET INCOME	$685	$554	$1,354	$879
Other comprehensive income (loss), net of tax (Note 13)
Change in pension and other postretirement defined benefit plans	7	13	(4)	21
Foreign currency translation adjustments	(99)	(299)	(15)	(215)
Unrealized gain (loss) on derivatives	(10)	—	(11)	7
Unrealized gain on marketable securities	1	—	—	—
Total other comprehensive loss, net of tax	(101)	(286)	(30)	(187)
COMPREHENSIVE INCOME	584	268	1,324	692
Less: Comprehensive income (loss) attributable to noncontrolling interests	10	(7)	19	(14)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUMMINS INC.	$574	$275	$1,305	$706

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

In millions, except par value	June 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$1,397	$1,303
Marketable securities (Note 6)	335	222
Total cash, cash equivalents and marketable securities	1,732	1,525
Accounts and notes receivable, net
Trade and other	3,899	3,635
Nonconsolidated equity investees	280	231
Inventories (Note 7)	3,896	3,759
Prepaid expenses and other current assets	643	668
Total current assets	10,450	9,818
Long-term assets
Property, plant and equipment	8,424	8,319
Accumulated depreciation	(4,347)	(4,223)
Property, plant and equipment, net	4,077	4,096
Investments and advances related to equity method investees	1,274	1,222
Goodwill	1,125	1,126
Other intangible assets, net	901	909
Pension assets	960	929
Other assets	1,467	962
Total assets	$20,254	$19,062

LIABILITIES
Current liabilities
Accounts payable (principally trade)	$2,991	$2,822
Loans payable (Note 10)	119	54
Commercial paper (Note 10)	434	780
Accrued compensation, benefits and retirement costs	465	679
Current portion of accrued product warranty (Note 11)	809	654
Current portion of deferred revenue (Note 3)	505	498
Other accrued expenses (Note 8)	920	852
Current maturities of long-term debt (Note 10)	46	45
Total current liabilities	6,289	6,384
Long-term liabilities
Long-term debt (Note 10)	1,624	1,597
Pensions and other postretirement benefits	522	532
Accrued product warranty (Note 11)	663	740
Deferred revenue (Note 3)	726	658
Other liabilities (Note 8)	1,234	892
Total liabilities	$11,058	$10,803

Commitments and contingencies (Note 12)

EQUITY
Cummins Inc. shareholders’ equity
Common stock, $2.50 par value, 500 shares authorized, 222.4 and 222.4 shares issued	$2,307	$2,271
Retained earnings	13,897	12,917
Treasury stock, at cost, 64.6 and 64.4 shares	(6,082)	(6,028)
Common stock held by employee benefits trust, at cost, 0.3 and 0.4 shares	(4)	(5)
Accumulated other comprehensive loss (Note 13)	(1,840)	(1,807)
Total Cummins Inc. shareholders’ equity	8,278	7,348
Noncontrolling interests	918	911
Total equity	$9,196	$8,259
Total liabilities and equity	$20,254	$19,062

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended
In millions	June 30, 2019	July 1, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$1,354	$879
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	315	308
Deferred income taxes	17	(21)
Equity in income of investees, net of dividends	(43)	(163)
Pension contributions (in excess of) under expense, net (Note 4)	(45)	25
Other postretirement benefits payments in excess of expense, net (Note 4)	(10)	—
Stock-based compensation expense	28	28
Gain on corporate owned life insurance	(55)	—
Foreign currency remeasurement and transaction exposure	46	(21)
Changes in current assets and liabilities
Accounts and notes receivable	(312)	(555)
Inventories	(125)	(475)
Other current assets	15	(42)
Accounts payable	148	442
Accrued expenses	(194)	94
Changes in other liabilities	120	5
Other, net	(39)	(31)
Net cash provided by operating activities	1,220	473

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(242)	(186)
Investments in internal use software	(34)	(35)
Investments in and advances to equity investees	(18)	(15)
Investments in marketable securities—acquisitions	(259)	(143)
Investments in marketable securities—liquidations (Note 6)	153	116
Cash flows from derivatives not designated as hedges	(26)	(9)
Other, net	15	36
Net cash used in investing activities	(411)	(236)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments) borrowings of commercial paper (Note 10)	(346)	504
Payments on borrowings and finance lease obligations	(17)	(33)
Net borrowings (payments) under short-term credit agreements	57	(1)
Distributions to noncontrolling interests	(13)	(11)
Dividend payments on common stock	(358)	(355)
Repurchases of common stock	(100)	(379)
Other, net	66	22
Net cash used in financing activities	(711)	(253)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(4)	(35)
Net increase (decrease) in cash and cash equivalents	94	(51)
Cash and cash equivalents at beginning of year	1,303	1,369
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,397	$1,318

 The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Three months ended
In millions, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Common Stock Held in Trust	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT MARCH 31, 2019	$556	$1,717	$13,401	$(6,111)	$(4)	$(1,739)	$7,820	$907	$8,727
Net income			675				675	10	685
Other comprehensive income, net of tax (Note 13)						(101)	(101)	—	(101)
Issuance of common stock		1					1	—	1
Employee benefits trust activity		7					7	—	7
Cash dividends on common stock, $1.14 per share			(179)				(179)	—	(179)
Stock based awards		8		29			37	—	37
Other shareholder transactions		18					18	1	19
BALANCE AT JUNE 30, 2019	$556	$1,751	$13,897	$(6,082)	$(4)	$(1,840)	$8,278	$918	$9,196

BALANCE AT APRIL 1, 2018	$556	$1,661	$11,641	$(5,061)	$(6)	$(1,397)	$7,394	$902	$8,296
Net income			545				545	9	554
Other comprehensive income, net of tax (Note 13)						(270)	(270)	(16)	(286)
Issuance of common stock		5					5	—	5
Employee benefits trust activity		2					2	—	2
Repurchases of common stock				(216)			(216)	—	(216)
Cash dividends on common stock, $1.08 per share			(177)				(177)	—	(177)
Stock based awards				1			1	—	1
Other shareholder transactions		15					15	—	15
BALANCE AT JULY 1, 2018	$556	$1,683	$12,009	$(5,276)	$(6)	$(1,667)	$7,299	$895	$8,194

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Six months ended
In millions, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Common Stock Held in Trust	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2018	$556	$1,715	$12,917	$(6,028)	$(5)	$(1,807)	$7,348	$911	$8,259
Net income			1,338				1,338	16	1,354
Other comprehensive income, net of tax (Note 13)						(33)	(33)	3	(30)
Issuance of common stock		2					2	—	2
Employee benefits trust activity		20			1		21	—	21
Repurchases of common stock				(100)			(100)	—	(100)
Cash dividends on common stock, $2.28 per share			(358)				(358)	—	(358)
Distributions to noncontrolling interests							—	(13)	(13)
Stock based awards		(3)		46			43	—	43
Other shareholder transactions		17					17	1	18
BALANCE AT JUNE 30, 2019	$556	$1,751	$13,897	$(6,082)	$(4)	$(1,840)	$8,278	$918	$9,196

BALANCE AT DECEMBER 31, 2017	$556	$1,654	$11,464	$(4,905)	$(7)	$(1,503)	$7,259	$905	$8,164
Adoption of new accounting standards (1)			30				30	—	30
Net income			870				870	9	879
Other comprehensive income (loss), net of tax (Note 13)						(164)	(164)	(23)	(187)
Issuance of common stock		8					8	—	8
Employee benefits trust activity		8			1		9	—	9
Repurchases of common stock				(379)			(379)	—	(379)
Cash dividends on common stock, $2.16 per share			(355)				(355)	—	(355)
Distributions to noncontrolling interests							—	(11)	(11)
Stock based awards		(4)		8			4	—	4
Other shareholder transactions		17					17	15	32
BALANCE AT JULY 1, 2018	$556	$1,683	$12,009	$(5,276)	$(6)	$(1,667)	$7,299	$895	$8,194
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
Reporting Period
Our reporting period usually ends on the Sunday closest to the last day of the quarterly calendar period. The second quarters of 2019 and 2018 ended on June 30 and July 1, respectively. Our fiscal year ends on December 31, regardless of the day of the week on which December 31 falls.
Weighted-Average Diluted Shares Outstanding
The weighted-average diluted common shares outstanding excludes the anti-dilutive effect of certain stock options since such options had an exercise price in excess of the monthly average market value of our common stock. The options excluded from diluted earnings per share were as follows:

	Three months ended		Six months ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Options excluded	234,947	909,394	509,261	458,130

NOTE 3. REVENUE RECOGNITION
Long-term Contracts

Most of our contracts are for a period of less than one year. We have certain long-term maintenance agreements, construction contracts and extended warranty coverage arrangements that span a period in excess of one year. The aggregate amount of the transaction price for long-term maintenance agreements and construction contracts allocated to performance obligations that have not been satisfied as of June 30, 2019, was $703 million. We expect to recognize the related revenue of $147 million over the next 12 months and $556 million over periods up to 10 years. See NOTE 11, "PRODUCT WARRANTY LIABILITY," for additional disclosures on extended warranty coverage arrangements. Our other contracts generally are for a duration of less than one year, include payment terms that correspond to the timing of cost incurred when providing goods and services to our customers or represent sale-based royalties.

Deferred and Unbilled Revenue
The following is a summary of our unbilled and deferred revenue and related activity:

In millions	June 30, 2019	December 31, 2018
Unbilled revenue	$65	$64
Deferred revenue, primarily extended warranty	1,231	1,156

We recognized revenue of $94 million and $203 million and $78 million and $206 million for the three and six months ended June 30, 2019 and July 1, 2018, respectively, that was included in the deferred revenue balance at the beginning of each year. We did not record any impairment losses on our unbilled revenues during the three and six months ended June 30, 2019.
Disaggregation of Revenue
Consolidated Revenue
The table below presents our consolidated sales by geographic area. Net sales attributed to geographic areas were based on the location of the customer.

	Three months ended		Six months ended
In millions	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
United States	$3,611	$3,384	$7,047	$6,422
China	644	644	1,217	1,194
India	234	247	458	482
Other international	1,732	1,857	3,503	3,604
Total net sales	$6,221	$6,132	$12,225	$11,702

Segment Revenue
Engine segment external sales by market were as follows:

	Three months ended		Six months ended
In millions	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Heavy-duty truck	$754	$730	$1,477	$1,344
Medium-duty truck and bus	630	714	1,240	1,341
Light-duty automotive	435	330	765	653
Total on-highway	1,819	1,774	3,482	3,338
Off-highway	254	276	575	525
Total sales	$2,073	$2,050	$4,057	$3,863

Distribution segment external sales by region were as follows:

	Three months ended		Six months ended
In millions	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
North America	$1,374	$1,349	$2,766	$2,623
Asia Pacific	223	211	443	398
Europe	122	143	245	274
China	101	84	182	161
Africa and Middle East	55	62	110	123
India	49	49	96	93
Latin America	46	45	86	83
Russia	45	45	80	80
Total sales	$2,015	$1,988	$4,008	$3,835

Distribution segment external sales by product line were as follows:

	Three months ended		Six months ended
In millions	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Parts	$827	$815	$1,668	$1,618
Power generation	425	345	826	670
Engines	392	460	781	828
Service	371	368	733	719
Total sales	$2,015	$1,988	$4,008	$3,835

Components segment external sales by business were as follows:

	Three months ended		Six months ended
In millions	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Emission solutions	$735	$735	$1,484	$1,419
Filtration	263	257	522	514
Turbo technologies	181	201	371	398
Automated transmissions	156	141	305	258
Electronics and fuel systems	66	68	120	126
Total sales	$1,401	$1,402	$2,802	$2,715

Power Systems segment external sales by product line were as follows:

	Three months ended		Six months ended
In millions	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Power generation	$380	$390	$688	$700
Industrial	246	208	477	409
Generator technologies	98	93	182	177
Total sales	$724	$691	$1,347	$1,286

NOTE 4. PENSIONS AND OTHER POSTRETIREMENT BENEFITS
We sponsor funded and unfunded domestic and foreign defined benefit pension and other postretirement benefit plans. Contributions to these plans were as follows:

	Three months ended		Six months ended
In millions	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Defined benefit pension plans
Voluntary contribution	$36	$4	$62	$7
Mandatory contribution	8	5	15	11
Defined benefit pension contributions	$44	$9	$77	$18

Other postretirement benefit plans
Benefit payments (rebates), net	$1	$(2)	$15	$5

Defined contribution pension plans	$18	$21	$57	$61

During the remainder of 2019, we anticipate making additional defined benefit pension contributions of $46 million for our United States (U.S.) and United Kingdom (U.K.) pension plans. Approximately $91 million of the estimated $123 million of pension contributions for the full year are voluntary. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2019 net periodic pension cost to approximate $64 million.
The components of net periodic pension and other postretirement benefit costs under our plans were as follows:

	Pension
	U.S. Plans		U.K. Plans		Other Postretirement Benefits
	Three months ended
In millions	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Service cost	$29	$30	$6	$7	$—	$—
Interest cost	27	24	11	10	3	3
Expected return on plan assets	(48)	(49)	(18)	(18)	—	—
Amortization of prior service cost	1	—	1	—	—	—
Recognized net actuarial loss	4	9	3	8	—	—
Net periodic benefit cost	$13	$14	$3	$7	$3	$3

	Pension
	U.S. Plans		U.K. Plans		Other Postretirement Benefits
	Six months ended
In millions	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Service cost	$58	$60	$13	$15	$—	$—
Interest cost	54	49	22	21	5	5
Expected return on plan assets	(95)	(98)	(36)	(36)	—	—
Amortization of prior service cost	1	—	1	—	—	—
Recognized net actuarial loss	8	17	6	15	—	—
Net periodic benefit cost	$26	$28	$6	$15	$5	$5

NOTE 5. EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES
Equity, royalty and interest income from investees included in our Condensed Consolidated Statements of Net Income for the reporting periods was as follows:

	Three months ended		Six months ended
In millions	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Manufacturing entities
Beijing Foton Cummins Engine Co., Ltd.	$20	$24	$41	$45
Dongfeng Cummins Engine Company, Ltd.	16	17	30	34
Chongqing Cummins Engine Company, Ltd.	10	15	22	32
All other manufacturers	28	34	55	70
Distribution entities
Komatsu Cummins Chile, Ltda.	7	6	13	13
All other distributors	—	—	(1)	—
Cummins share of net income	81	96	160	194
Royalty and interest income	15	14	28	31
Equity, royalty and interest income from investees	$96	$110	$188	$225

NOTE 6. MARKETABLE SECURITIES
A summary of marketable securities, all of which were classified as current, was as follows:

	June 30, 2019			December 31, 2018
In millions	Cost	Gross unrealized gains/(losses)(1)	Estimated fair value	Cost	Gross unrealized gains/(losses)(1)	Estimated fair value
Equity securities
Certificates of deposit	$172	$—	$172	$101	$—	$101
Debt mutual funds	140	2	142	103	1	104
Equity mutual funds	17	3	20	16	—	16
Debt securities	1	—	1	1	—	1
Total marketable securities	$330	$5	$335	$221	$1	$222
____________________________________
(1) Unrealized gains and losses for debt securities are recorded in other comprehensive income while unrealized gains and losses for equity securities are recorded in "Other income, net" in our Condensed Consolidated Statements of Net Income.

All debt securities are classified as available-for-sale. All marketable securities presented use a Level 2 fair value measure. The fair value of Level 2 securities is estimated using actively quoted prices for similar instruments from brokers and observable inputs where available, including market transactions and third-party pricing services, or net asset values provided to investors. We do not currently have any Level 3 securities and there were no transfers between Level 2 or 3 during the first half of 2019 or for the year ended December 31, 2018.

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

The proceeds from sales and maturities of marketable securities were as follows:

	Six months ended
In millions	June 30, 2019	July 1, 2018
Proceeds from sales of marketable securities	$97	$81
Proceeds from maturities of marketable securities	56	35
Investments in marketable securities - liquidations	$153	$116

NOTE 7. INVENTORIES
Inventories are stated at the lower of cost or market. Inventories included the following:

In millions	June 30, 2019	December 31, 2018
Finished products	$2,431	$2,405
Work-in-process and raw materials	1,591	1,487
Inventories at FIFO cost	4,022	3,892
Excess of FIFO over LIFO	(126)	(133)
Total inventories	$3,896	$3,759

NOTE 8. SUPPLEMENTAL BALANCE SHEET DATA

Other accrued expenses included the following:

In millions	June 30, 2019	December 31, 2018
Marketing accruals	$205	$199
Other taxes payable	186	196
Current portion of operating lease liabilities	125	—
Income taxes payable	75	97
Other	329	360
Other accrued expenses	$920	$852

Other liabilities included the following:

In millions	June 30, 2019	December 31, 2018
Operating lease liabilities	$321	$—
Income taxes payable	293	293
Deferred income taxes	278	263
Accrued compensation	161	173
Other long-term liabilities	181	163
Other liabilities	$1,234	$892

NOTE 9. LEASES

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
Leases

Our lease portfolio consists primarily of real estate and equipment leases. Our real estate leases primarily consist of office, distribution, warehousing and manufacturing facilities. These leases typically range in term from 2 to 30 years and may contain renewal options for periods up to two years at our discretion. Our equipment lease portfolio consists primarily of vehicles (including service vehicles), forktrucks and IT equipment. These leases typically range in term from two years to three years and may contain renewal options. Our leases generally do not contain variable lease payments other than (1) certain foreign real estate leases which have payments indexed to inflation and (2) certain real estate executory costs (such as taxes, insurance and maintenance) which are paid based on actual expenses incurred by the lessor during the year. Our leases generally do not include residual value guarantees other than our service vehicle fleet which has a residual guarantee based on a percentage of the original cost declining over the lease term.

The components of our lease expense were as follows:

	Three months ended	Six months ended
In millions	June 30, 2019	June 30, 2019
Operating lease cost	$54	$104
Finance lease cost
Amortization of right-of-use asset	4	9
Interest expense	3	6
Short-term lease cost	1	2
Variable lease cost	1	2
Total lease cost	$63	$123

Supplemental balance sheet information related to leases:

In millions	June 30, 2019	Balance Sheet Location
Assets
Operating lease assets	$434	Other assets
Finance lease assets(1)	128	Property, plant and equipment, net
Total lease assets	$562

Liabilities
Current
Operating	$125	Other accrued expenses
Finance	12	Current maturities of long-term debt
Long-term
Operating	321	Other liabilities
Finance	113	Long-term debt
Total lease liabilities	$571
____________________________________
(1) Finance lease assets are recorded net of accumulated amortization of $61 million at June 30, 2019.
Supplemental cash flow and other information related to leases:

	Three months ended	Six months ended
In millions	June 30, 2019	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$41	$77
Operating cash flows from finance leases	3	5
Financing cash flows from finance leases	3	7

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	60	78
Finance leases	5	6

Additional information related to leases:

June 30, 2019
Weighted-average remaining lease term (in years)
Operating leases	5.2
Finance leases	14.2

Weighted-average discount rate
Operating leases	3.4%
Finance leases	4.2%

Following is a summary of the future minimum lease payments due to finance and operating leases with terms of more than one year at June 30, 2019, together with the net present value of the minimum payments due to finance leases:

In millions	Finance Leases	Operating Leases
2019	$10	$73
2020	19	121
2021	16	93
2022	15	69
2023	14	45
After 2023	144	96
Total minimum lease payments	$218	$497
Interest	(93)	(51)
Present value of net minimum lease payments	$125	$446

Following is a summary of the future minimum lease payments due to capital and operating leases with terms of more than one year at December 31, 2018, together with the net present value of the minimum payments due to capital leases under the previous lease standard:

In millions	Capital Leases	Operating Leases
2019	$30	$138
2020	21	109
2021	16	81
2022	14	60
2023	13	39
After 2023	144	81
Total minimum lease payments	$238	$508
Interest	(106)
Present value of net minimum lease payments	$132

NOTE 10. DEBT
Loans Payable and Commercial Paper
Loans payable, commercial paper and the related weighted-average interest rates were as follows:

In millions	June 30, 2019	December 31, 2018
Loans payable (1)	$119	$54
Commercial paper (2)	434	780
____________________________________
(1) Loans payable consist primarily of notes payable to various domestic and international financial institutions and it is not practicable to aggregate these notes and calculate a quarterly weighted-average interest rate.
(2) The weighted-average interest rate, inclusive of all brokerage fees, was 2.56 percent and 2.59 percent at June 30, 2019 and December 31, 2018, respectively.
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
At June 30, 2019, the $434 million of outstanding commercial paper effectively reduced the $3.5 billion of revolving credit capacity to $3.1 billion and had an additional $211 million available for borrowings under our international and other domestic credit facilities.
Long-term Debt
A summary of long-term debt was as follows:

In millions	Interest Rate	June 30, 2019	December 31, 2018
Long-term debt
Senior notes, due 2023	3.65%	$500	$500
Debentures, due 2027	6.75%	58	58
Debentures, due 2028	7.125%	250	250
Senior notes, due 2043	4.875%	500	500
Debentures, due 2098(1)	5.65%	165	165
Other debt		83	64
Unamortized discount		(51)	(52)
Fair value adjustments due to hedge on indebtedness		40	25
Finance leases		125	132
Total long-term debt		1,670	1,642
Less: Current maturities of long-term debt		46	45
Long-term debt		$1,624	$1,597

____________________________________
(1) The effective interest rate on this debt is 7.48%.
Principal payments required on long-term debt during the next five years are as follows:

In millions	2019	2020	2021	2022	2023
Principal payments	$37	$29	$43	$8	$507

Fair Value of Debt
Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair values and carrying values of total debt, including current maturities, were as follows:

In millions	June 30, 2019	December 31, 2018
Fair value of total debt (1)	$2,535	$2,679
Carrying values of total debt	2,223	2,476
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
NOTE 11. PRODUCT WARRANTY LIABILITY
A tabular reconciliation of the product warranty liability, including the deferred revenue related to our extended warranty coverage and accrued product campaigns was as follows:

	Six months ended
In millions	June 30, 2019	July 1, 2018
Balance, beginning of year	$2,208	$1,687
Provision for base warranties issued	259	222
Deferred revenue on extended warranty contracts sold	171	139
Provision for product campaigns issued	134	403
Payments made during period	(308)	(212)
Amortization of deferred revenue on extended warranty contracts	(117)	(118)
Changes in estimates for pre-existing product warranties	(8)	10
Foreign currency translation and other	(1)	(1)
Balance, end of period	$2,338	$2,130

We recognized supplier recoveries of $3 million and $61 million and $10 million and $13 million for the three and six months ended June 30, 2019 and July 1, 2018, respectively.
Warranty related deferred revenues and the long-term portion of the warranty liabilities on our Condensed Consolidated Balance Sheets were as follows:

In millions	June 30, 2019	December 31, 2018	Balance Sheet Location
Deferred revenue related to extended coverage programs
Current portion	$224	$227	Current portion of deferred revenue
Long-term portion	642	587	Deferred revenue
Total	$866	$814

Product warranty
Current portion	$809	$654	Current portion of accrued product warranty
Long-term portion	663	740	Accrued product warranty
Total	$1,472	$1,394

Total warranty accrual	$2,338	$2,208

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
The campaigns launched in the third quarter of 2018 and will be completed in phases across the affected population with a projection to be substantially complete by December 31, 2020. The total engine system campaign charge, excluding supplier recoveries, was $410 million. At June 30, 2019, the remaining accrual balance was $309 million.
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
On April 29, 2019, we announced that we were conducting a formal internal review of our emissions certification process and compliance with emissions standards for our pick-up truck applications, following conversations with the EPA and CARB regarding certification of our engines in model year 2019 RAM 2500 and 3500 trucks. This review is being conducted with external advisors to ensure the certification and compliance processes for all of our pick-up truck applications are consistent with our internal policies, engineering standards and applicable laws. In addition, we announced that we voluntarily disclosed our formal internal review to our regulators and other agencies and were working cooperatively to ensure a complete and thorough review. During conversations with the EPA and CARB about the effectiveness of our pick-up truck applications, the agencies raised concerns that certain aspects of our emissions systems may reduce the effectiveness of our emissions control systems and did not fully comply with their requirements for certification. As a result, our internal review focuses, in part, on the agencies’ concerns. We are working closely with the agencies to enhance our emission systems to improve the effectiveness of all of our pick-up truck applications and to fully address the agencies’ requirements. Due to the preliminary nature of our formal review, our collaboration with our regulators to address their questions and concerns and the presence of many unknown facts and circumstances, we cannot predict the outcome of this review and process, and we cannot provide assurance that the matter will not have a materially adverse impact on our results of operations and cash flows.
Guarantees and Commitments
Periodically, we enter into guarantee arrangements, including guarantees of non-U.S. distributor financings, residual value guarantees on equipment under operating leases and other miscellaneous guarantees of joint ventures or third-party obligations. At June 30, 2019, the maximum potential loss related to these guarantees was $52 million.
We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. At June 30, 2019, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $57 million. Most of these arrangements enable us to secure supplies of critical components. We do not currently anticipate paying any penalties under these contracts.
We enter into physical forward contracts with suppliers of platinum and palladium to purchase certain volumes of the commodities at contractually stated prices for various periods, which generally fall within two years. At June 30, 2019, the total commitments under these contracts were $64 million. These arrangements enable us to fix the prices of these commodities, which otherwise are subject to market volatility.
We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance. These performance bonds and other performance-related guarantees were $117 million at June 30, 2019.
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

Purchase Agreement
In June 2019, we entered into a definitive agreement to acquire, through a wholly-owned subsidiary, all of the issued and outstanding shares of fuel cell systems provider Hydrogenics Corporation, other than shares already owned by The Hydrogen Company, representing an enterprise value of approximately $290 million, subject to customary closing conditions and shareholder approvals. The Hydrogen Company, a wholly-owned subsidiary of L’Air Liquide, S.A., and Hydrogenics’ current largest equity shareholder, will maintain a non-controlling ownership interest in Hydrogenics. If Hydrogenics' shareholder approval is obtained, the transaction is expected to close in the third quarter of 2019.

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS
Following are the changes in accumulated other comprehensive income (loss) by component for the three months ended:

	Three months ended
In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on marketable securities	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at March 31, 2019	$(682)	$(1,057)	$(1)	$1	$(1,739)
Other comprehensive income before reclassifications
Before tax amount	1	(97)	1	(11)	(106)	$—	$(106)
Tax benefit (expense)	—	(2)	—	4	2	—	2
After tax amount	1	(99)	1	(7)	(104)	—	(104)
Amounts reclassified from accumulated other comprehensive loss(1)	6	—	—	(3)	3	—	3
Net current period other comprehensive income (loss)	7	(99)	1	(10)	(101)	$—	$(101)
Balance at June 30, 2019	$(675)	$(1,156)	$—	$(9)	$(1,840)

Balance at April 1, 2018	$(681)	$(720)	$—	$4	$(1,397)
Other comprehensive income before reclassifications
Before tax amount	—	(328)	—	4	(324)	$(17)	$(341)
Tax benefit (expense)	—	45	—	(2)	43	—	43
After tax amount	—	(283)	—	2	(281)	(17)	(298)
Amounts reclassified from accumulated other comprehensive loss(1)	13	—	—	(2)	11	1	12
Net current period other comprehensive income (loss)	13	(283)	—	—	(270)	$(16)	$(286)
Balance at July 1, 2018	$(668)	$(1,003)	$—	$4	$(1,667)
____________________________________
(1) Amounts are net of tax. Reclassifications out of accumulated other comprehensive income (loss) and the related tax effects are immaterial for separate disclosure.

Following are the changes in accumulated other comprehensive income (loss) by component for the six months ended:

	Six months ended
In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on marketable securities	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at December 31, 2018	$(671)	$(1,138)	$—	$2	$(1,807)
Other comprehensive income before reclassifications
Before tax amount	(22)	(17)	—	(8)	(47)	$3	$(44)
Tax benefit (expense)	5	(1)	—	3	7	—	7
After tax amount	(17)	(18)	—	(5)	(40)	3	(37)
Amounts reclassified from accumulated other comprehensive loss(1)	13	—	—	(6)	7	—	7
Net current period other comprehensive income (loss)	(4)	(18)	—	(11)	(33)	$3	$(30)
Balance at June 30, 2019	$(675)	$(1,156)	$—	$(9)	$(1,840)

Balance at December 31, 2017	$(689)	$(812)	$1	$(3)	$(1,503)
Other comprehensive income before reclassifications
Before tax amount	(8)	(203)	—	15	(196)	$(24)	$(220)
Tax benefit (expense)	2	12	—	(6)	8	—	8
After tax amount	(6)	(191)	—	9	(188)	(24)	(212)
Amounts reclassified from accumulated other comprehensive loss(1)	27	—	(1)	(2)	24	1	25
Net current period other comprehensive income (loss)	21	(191)	(1)	7	(164)	$(23)	$(187)
Balance at July 1, 2018	$(668)	$(1,003)	$—	$4	$(1,667)

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
Our reportable operating segments consist of Engine, Distribution, Components, Power Systems and Electrified Power. This reporting structure is organized according to the products and markets each segment serves. The Engine segment produces engines (15 liters and smaller) and associated parts for sale to customers in on-highway and various off-highway markets. Our engines are used in trucks of all sizes, buses and recreational vehicles, as well as in various industrial applications, including construction, agriculture, power generation systems and other off-highway applications. The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets and service parts, as well as performing service and repair activities on our products and maintaining relationships with various OEMs throughout the world. The Components segment sells filtration products, aftertreatment systems, turbochargers, electronics, fuel systems and transmissions. The Power Systems segment is an integrated power provider, which designs, manufactures and sells engines (16 liters and larger) for industrial applications (including mining, oil and gas, marine and rail), standby and prime power generator sets, alternators and other power components. The Electrified Power segment designs, manufactures, sells and supports electrified power systems ranging from fully electric to hybrid solutions along with innovative components and subsystems to serve all our markets as they adopt electrification, meeting the needs of our OEM partners and end customers.
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

Summarized financial information regarding our reportable operating segments for the three months ended is shown in the table below:

In millions	Engine	Distribution	Components	Power Systems	Electrified Power	Total Segments	Intersegment Eliminations (1)	Total
Three months ended June 30, 2019
External sales	$2,073	$2,015	$1,401	$724	$8	$6,221	$—	$6,221
Intersegment sales	630	13	445	479	—	1,567	(1,567)	—
Total sales	2,703	2,028	1,846	1,203	8	7,788	(1,567)	6,221
Research, development and engineering expenses	88	7	75	57	24	251	—	251
Equity, royalty and interest income from investees	62	12	11	11	—	96	—	96
Interest income	4	4	2	2	—	12	—	12
Segment EBITDA	416	172	297	173	(33)	1,025	33	1,058
Depreciation and amortization (2)	51	28	47	30	2	158	—	158

Three months ended July 1, 2018
External sales	$2,050	$1,988	$1,402	$691	$1	$6,132	$—	$6,132
Intersegment sales	646	6	485	555	—	1,692	(1,692)	—
Total sales	2,696	1,994	1,887	1,246	1	7,824	(1,692)	6,132
Research, development and engineering expenses	76	5	62	60	16	219	—	219
Equity, royalty and interest income from investees	67	11	14	18	—	110	—	110
Interest income	3	3	2	2	—	10	—	10
Segment EBITDA	362	145	237	186	(21)	909	(12)	897
Depreciation and amortization (2)	47	27	47	32	1	154	—	154
____________________________________
(1) Includes intersegment sales, intersegment profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses for the three months ended June 30, 2019 and July 1, 2018.
(2) Depreciation and amortization, as shown on a segment basis, excludes the amortization of debt discount and deferred costs included in the Condensed Consolidated Statements of Net Income as "Interest expense." A portion of depreciation expense is included in "Research, development and engineering expenses."

Summarized financial information regarding our reportable operating segments for the six months ended is shown in the table below:

In millions	Engine	Distribution	Components	Power Systems	Electrified Power	Total Segments	Intersegment Eliminations (1)	Total
Six months ended June 30, 2019
External sales	$4,057	$4,008	$2,802	$1,347	$11	$12,225	$—	$12,225
Intersegment sales	1,299	21	905	933	—	3,158	(3,158)	—
Total sales	5,356	4,029	3,707	2,280	11	15,383	(3,158)	12,225
Research, development and engineering expenses	166	14	150	113	45	488	—	488
Equity, royalty and interest income from investees	118	23	21	26	—	188	—	188
Interest income	8	8	4	4	—	24	—	24
Segment EBITDA	854	343	622	311	(62)	2,068	23	2,091
Depreciation and amortization(2)	101	57	93	59	4	314	—	314

Six months ended July 1, 2018
External sales	$3,863	$3,835	$2,715	$1,286	$3	$11,702	$—	$11,702
Intersegment sales	1,279	12	925	1,034	—	3,250	(3,250)	—
Total sales	5,142	3,847	3,640	2,320	3	14,952	(3,250)	11,702
Research, development and engineering expenses	155	10	124	117	23	429	—	429
Equity, royalty and interest income from investees	134	24	30	37	—	225	—	225
Interest income	5	5	3	4	—	17	—	17
Segment EBITDA	648	268	464	328	(31)	1,677	(80)	1,597
Depreciation and amortization(2)	96	54	93	62	2	307	—	307

____________________________________
(1) Includes intersegment sales, intersegment profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses for the six months ended June 30, 2019 and July 1, 2018.
(2) Depreciation and amortization, as shown on a segment basis, excludes the amortization of debt discount and deferred costs included in the Condensed Consolidated Statements of Net Income as "Interest expense." The amortization of debt discount and deferred costs was $1 million and $1 million for the six months ended June 30, 2019 and July 1, 2018, respectively. A portion of depreciation expense is included in "Research, development and engineering expenses."

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Net Income is shown in the table below:

	Three months ended		Six months ended
In millions	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Total EBITDA	$1,058	$897	$2,091	$1,597
Less:
Depreciation and amortization	158	154	314	307
Interest expense	29	28	61	52
Income before income taxes	$871	$715	$1,716	$1,238

NOTE 15. RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Accounting Pronouncements Recently Adopted
On January 1, 2019, we adopted the new lease standard in accordance with GAAP. See NOTE 9, "LEASES," for detailed information about the adoption of this standard.
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
Our reportable operating segments consist of Engine, Distribution, Components, Power Systems and Electrified Power. This reporting structure is organized according to the products and markets each segment serves. The Engine segment produces engines (15 liters and smaller) and associated parts for sale to customers in on-highway and various off-highway markets. Our engines are used in trucks of all sizes, buses and recreational vehicles, as well as in various industrial applications, including construction, agriculture, power generation systems and other off-highway applications. The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets and service parts, as well as performing service and repair activities on our products and maintaining relationships with various OEMs throughout the world. The Components segment sells filtration products, aftertreatment systems, turbochargers, electronics, fuel systems and transmissions. The Power Systems segment is an integrated power provider, which designs, manufactures and sells engines (16 liters and larger) for industrial applications (including mining, oil and gas, marine and rail), standby and prime power generator sets, alternators and other power components. The Electrified Power segment designs, manufactures, sells and supports electrified power systems ranging from fully electric to hybrid solutions along with innovative components and subsystems to serve all our markets as they adopt electrification, meeting the needs of our OEM partners and end customers.
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
Worldwide revenues increased 1 percent in the three months ended June 30, 2019, compared to the same period in 2018, as higher sales in Distribution, Engine and Electrified Power segments were partially offset by lower sales in the Power Systems and Components segments. Net sales in the United States (U.S.) and Canada improved by 7 percent primarily due to increased demand in the North American on-highway markets (mainly in the pick-up and heavy-duty truck markets) and sales of power generation equipment to data center customers. International demand (excludes the U.S. and Canada) declined by 6 percent, with lower sales in most regions. The decrease in international sales was principally due to lower on-highway demand (mainly the light commercial vehicles (LCV) market in China and truck markets in Western Europe, India and Brazil, which also negatively impacted our emission solutions and turbo technologies businesses), lower off-highway demand in construction markets in China and Western Europe and unfavorable foreign currency impacts of 5 percent of international sales (primarily the Chinese renminbi, Euro, Brazilian real, British pound, Australian dollar and Indian rupee), partially offset by increased demand in China for power generation equipment to data center customers and engines for oil and gas markets.
Worldwide revenues increased 4 percent in the six months ended June 30, 2019, compared to the same period in 2018, as higher sales in Engine, Distribution and Components segments were partially offset by lower sales in the Power Systems segment. Net sales in the U.S. and Canada improved by 10 percent, primarily due to increased demand in the North American on-highway markets (mainly in the heavy-duty and medium-duty truck and pick-up markets) and sales of power generation equipment to data center customers. International demand (excludes the U.S. and Canada) declined by 3 percent, with lower sales principally in Europe, Russia and India. The decrease in international sales was driven by lower on-highway demand (mainly in the LCV market in China and Russia and truck markets in China, Western Europe and India, which negatively impacted our emission solutions and turbo technologies businesses) and unfavorable foreign currency impacts of 5 percent of international sales (primarily the Chinese renminbi, Euro, Brazilian real, Indian rupee, Australian dollar and British pound), partially offset by increased demand in China for both power generation equipment to data center customers and engines for oil and gas markets.

The following tables contain sales and EBITDA (defined as earnings before interest expense, income taxes, noncontrolling interests, depreciation and amortization) by operating segment for the three and six months ended June 30, 2019 and July 1, 2018. See the section titled "OPERATING SEGMENT RESULTS" for a more detailed discussion of net sales and EBITDA by operating segment including the reconciliation of segment EBITDA to net income attributable to Cummins Inc.

	Three months ended
Operating Segments	June 30, 2019			July 1, 2018			Percent change
		Percent			Percent		2019 vs. 2018
In millions	Sales	of Total	EBITDA	Sales	of Total	EBITDA	Sales	EBITDA
Engine	$2,703	43%	$416	$2,696	44%	$362	—%	15%
Distribution	2,028	33%	172	1,994	33%	145	2%	19%
Components	1,846	30%	297	1,887	31%	237	(2)%	25%
Power Systems	1,203	19%	173	1,246	20%	186	(3)%	(7)%
Electrified Power	8	—%	(33)	1	—%	(21)	NM	(57)%
Intersegment eliminations	(1,567)	(25)%	33	(1,692)	(28)%	(12)	(7)%	NM
Total	$6,221	100%	$1,058	$6,132	100%	$897	1%	18%

______________________________________
"NM" - not meaningful information

Net income attributable to Cummins was $675 million, or $4.27 per diluted share, on sales of $6.2 billion for the three months ended June 30, 2019, versus the comparable prior year period net income attributable to Cummins of $545 million, or $3.32 per diluted share, on sales of $6.1 billion. The increases in net income and earnings per diluted share were driven by higher net sales and increased gross margin, partially offset by higher research, development and engineering and selling, general and administrative expenses, lower equity, royalty and interest income from investees and unfavorable foreign currency fluctuations (primarily the Australian dollar, Chinese renminbi, Canadian dollar and Brazilian real). The increases in gross margin and gross margin percentage were primarily due to lower warranty costs (due to absence of the $181 million engine system campaign accrual recorded in the second quarter of 2018), increased pricing and favorable mix, partially offset by lower volumes and tariff impacts. Gross margin was also unfavorably impacted by foreign currency (primarily the Australian dollar, Euro, Brazilian real, Canadian dollar and South African rand, partially offset by the British pound). See Note 11, "PRODUCT WARRANTY LIABILITY," to the Condensed Consolidated Financial Statements for additional information on the engine system campaign.

	Six months ended
Operating Segments	June 30, 2019			July 1, 2018			Percent change
		Percent			Percent		2019 vs. 2018
In millions	Sales	of Total	EBITDA	Sales	of Total	EBITDA	Sales	EBITDA
Engine	$5,356	44%	$854	$5,142	44%	$648	4%	32%
Distribution	4,029	33%	343	3,847	33%	268	5%	28%
Components	3,707	30%	622	3,640	31%	464	2%	34%
Power Systems	2,280	19%	311	2,320	20%	328	(2)%	(5)%
Electrified Power	11	—%	(62)	3	—%	(31)	NM	(100)%
Intersegment eliminations	(3,158)	(26)%	23	(3,250)	(28)%	(80)	(3)%	NM
Total	$12,225	100%	$2,091	$11,702	100%	$1,597	4%	31%
______________________________________
"NM" - not meaningful information

Net income attributable to Cummins was $1,338 million, or $8.47 per diluted share, on sales of $12.2 billion for the six months ended June 30, 2019, versus the comparable prior year period net income attributable to Cummins of $870 million, or $5.27 per diluted share, on sales of $11.7 billion. The increases in net income and earnings per diluted share were driven by higher net sales, increased gross margin, a lower effective tax rate due to the absence of $74 million of unfavorable discrete tax items recognized in the first half of 2018 principally due to the 2017 Tax Legislation and an increase in the cash surrender value of corporate owned life insurance, partially offset by higher research, development and engineering expenses, lower equity, royalty and interest income from investees, unfavorable foreign currency fluctuations (primarily the Australian dollar, Brazilian real, Chinese renminbi and Canadian dollar) and increased selling, general and administrative expenses. The increases in gross margin and gross margin percentage were mainly due to lower warranty costs (due to absence of the $368 million engine system campaign accrual recorded in the first half of 2018), increased pricing, higher volumes and favorable mix, partially offset by tariff impacts and unfavorable foreign currency impacts (primarily the Australian dollar, Brazilian real, Euro and Canadian dollar, partially offset by the British pound). See Note 11, "PRODUCT WARRANTY LIABILITY," to the Condensed Consolidated Financial Statements for additional information on the engine system campaign. Diluted earnings per common share for the six months ended June 30, 2019, benefited $0.03 from fewer weighted-average shares outstanding, primarily due to the stock repurchase programs.

We generated $1,220 million of cash from operations for the six months ended June 30, 2019, compared to $473 million for the comparable period in 2018. Refer to the section titled "Cash Flows" in the "LIQUIDITY AND CAPITAL RESOURCES" section for a discussion of items impacting cash flows.

Our debt to capital ratio (total capital defined as debt plus equity) at June 30, 2019, was 19.5 percent, compared to 23.1 percent at December 31, 2018. The decrease was primarily due to significant net income and lower outstanding commercial paper. At June 30, 2019, we had $1.7 billion in cash and marketable securities on hand and access to our $3.5 billion credit facilities, if necessary, to meet currently anticipated investment and funding needs.
In July 2019, our Board of Directors authorized an increase to our quarterly dividend of 15 percent from $1.14 per share to $1.311 per share.
We expect our effective tax rate for the full year of 2019 to approximate 21.5 percent, excluding any discrete tax items.

Our global pension plans, including our unfunded and non-qualified plans, were 115 percent funded at December 31, 2018. Our U.S. plan, which represents approximately 54 percent of the worldwide pension obligation, was 131 percent funded and our U.K. plan was 115 percent funded. We anticipate making additional defined benefit pension contributions during the remainder of 2019 of $46 million for our U.S. and U.K. pension plans. Approximately $91 million of the estimated $123 million of U.S. and U.K. pension contributions for the full year are voluntary. We expect our 2019 net periodic pension cost to approximate $64 million.

In June 2019, we entered into a definitive agreement to acquire, through a wholly-owned subsidiary, all of the issued and outstanding shares of fuel cell systems provider Hydrogenics Corporation, other than shares already owned by The Hydrogen Company, representing an enterprise value of approximately $290 million, subject to customary closing conditions and Hydrogenics' shareholder approval. See Note 12, "COMMITMENTS AND CONTINGENCIES," to the Condensed Consolidated Financial Statements for additional information on the acquisition.

On April 29, 2019, we announced that we were conducting a formal internal review of our emissions certification process and compliance with emissions standards for our pick-up truck applications, following conversations with the United States Environmental Protection Agency and the California Air Resources Board regarding certification of our engines in the model year 2019 RAM 2500 and 3500 trucks. Due to the preliminary nature of our formal review, our collaboration with our regulators to address their questions and concerns and the presence of many unknown facts and circumstances, we cannot predict the outcome of this review and process, and we cannot provide assurance that the matter will not have a materially adverse impact on our results of operations and cash flows. See Note 12, "COMMITMENTS AND CONTINGENCIES," to our Condensed Consolidated Financial Statements for additional information.

OUTLOOK
Our outlook reflects the following positive trends and challenges to our business that we expect could impact our revenue and earnings potential for the remainder of 2019.
Positive Trends

•	We anticipate North American medium-duty and pick-up truck demand will remain strong.

•	We anticipate power generation markets will remain stable, with increased demand in global data center markets.

•	We expect construction markets will remain strong in North America and Europe.

•	We expect demand in global mining markets will remain stable.
Challenges

•	We anticipate North American heavy-duty truck demand will decline in the second half of 2019.

•	Demand in truck and construction markets in China is expected to decline.

•
Uncertainty in the U.K. surrounding its ability to negotiate favorable terms in its withdrawal from the European Union could have material negative impacts on our European operations in the near and long-term.

•	We expect cost increases due to U.S. trade tariffs with China to continue.

•	Prolonged trade disputes could negatively impact demand and trigger additional costs.

•	Marine markets are expected to remain weak.

•	We anticipate demand in oil and gas markets in North America will remain weak.

RESULTS OF OPERATIONS

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30, 2019	July 1, 2018	(Unfavorable)		June 30, 2019	July 1, 2018	(Unfavorable)
In millions, except per share amounts			Amount	Percent			Amount	Percent
NET SALES	$6,221	$6,132	$89	1%	$12,225	$11,702	$523	4%
Cost of sales	4,580	4,692	112	2%	9,052	9,062	10	—%
GROSS MARGIN	1,641	1,440	201	14%	3,173	2,640	533	20%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	629	613	(16)	(3)%	1,222	1,190	(32)	(3)%
Research, development and engineering expenses	251	219	(32)	(15)%	488	429	(59)	(14)%
Equity, royalty and interest income from investees	96	110	(14)	(13)%	188	225	(37)	(16)%
Other operating income (expense), net	(9)	4	(13)	NM	(4)	6	(10)	NM
OPERATING INCOME	848	722	126	17%	1,647	1,252	395	32%
Interest income	12	10	2	20%	24	17	7	41%
Interest expense	29	28	(1)	(4)%	61	52	(9)	(17)%
Other income, net	40	11	29	NM	106	21	85	NM
INCOME BEFORE INCOME TAXES	871	715	156	22%	1,716	1,238	478	39%
Income tax expense	186	161	(25)	(16)%	362	359	(3)	(1)%
CONSOLIDATED NET INCOME	685	554	131	24%	1,354	879	475	54%
Less: Net income attributable to noncontrolling interests	10	9	(1)	(11)%	16	9	(7)	(78)%
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$675	$545	$130	24%	$1,338	$870	$468	54%
Diluted Earnings Per Common Share Attributable to Cummins Inc.	$4.27	$3.32	$0.95	29%	$8.47	$5.27	$3.20	61%
____________________________________
"NM" - not meaningful information

	Three months ended		Favorable/ (Unfavorable)	Six months ended		Favorable/ (Unfavorable)
	June 30, 2019	July 1, 2018		June 30, 2019	July 1, 2018
Percent of sales			Percentage Points			Percentage Points
Gross margin	26.4%	23.5%	2.9	26.0%	22.6%	3.4
Selling, general and administrative expenses	10.1%	10.0%	(0.1)	10.0%	10.2%	0.2
Research, development and engineering expenses	4.0%	3.6%	(0.4)	4.0%	3.7%	(0.3)
Net Sales
Net sales for the three months ended June 30, 2019, increased by $89 million versus the comparable period in 2018. The primary drivers were as follows:

•	Distribution segment sales increased 2 percent, primarily due to higher demand, especially in North America, and increased demand in the power generation product line.

•
Engine segment sales slightly increased with higher volumes in North American heavy-duty, medium-duty and pick-up truck markets mostly offset by lower LCV demand in China and lower construction demand, primarily in China.

These increases were partially offset by:

•	Unfavorable foreign currency fluctuations of 2 percent of total sales, primarily in the Chinese renminbi, Euro, Brazilian real, British pound and Australian dollar.

•	Power systems sales decreased 3 percent, primarily due to lower demand in North American oil and gas markets.

•
Components segment sales decreased 2 percent, primarily due to lower international truck demand in China, India and Western Europe, partially offset by higher volumes in North American heavy-duty, medium-duty and pick-up truck markets.

Net sales for the six months ended June 30, 2019, increased by $523 million versus the comparable period in 2018. The primary drivers were as follows:

•	Engine segment sales increased 4 percent, primarily due to higher volumes in most North American heavy-duty, medium-duty and pick-up truck markets.

•	Distribution segment sales increased 5 percent, primarily due to higher demand in most geographic regions, especially in North America, and increased demand in the power generation product line.

•
Components segment sales increased 2 percent, primarily due to higher sales volumes in North American heavy-duty, medium-duty and pick-up truck markets, partially offset by lower international truck demand in China, India and Western Europe.

These increases were partially offset by unfavorable foreign currency fluctuations of 2 percent of total sales, primarily in the Chinese renminbi, Euro, Brazilian real, Indian rupee, Australian dollar and British pound.
Sales to international markets (excluding the U.S. and Canada), based on location of customers, for the three and six months ended June 30, 2019, were 38 percent and 38 percent of total net sales compared with 41 percent and 41 percent of total net sales for the comparable periods in 2018. A more detailed discussion of sales by segment is presented in the “OPERATING SEGMENT RESULTS” section.
Cost of Sales
The types of expenses included in cost of sales are the following: parts and material consumption, including direct and indirect materials; salaries, wages and benefits; depreciation on production equipment and facilities and amortization of technology intangibles; estimated costs of warranty programs and campaigns; production utilities; production-related purchasing; warehousing, including receiving and inspection; engineering support costs; repairs and maintenance; production and warehousing facility property insurance; rent for production facilities and other production overhead.
Gross Margin
Gross margin increased $201 million for the three months ended June 30, 2019 and increased 2.9 points as a percentage of sales, versus the comparable period in 2018. The increases in gross margin and gross margin percentage were primarily due to lower warranty costs (due to absence of the $181 million engine system campaign accrual recorded in the second quarter of 2018), increased pricing and favorable mix, partially offset by lower volumes and tariff impacts. Gross margin was also unfavorably impacted by foreign currency (primarily the Australian dollar, Euro, Brazilian real, Canadian dollar and South African rand, partially offset by the British pound). See Note 11, "PRODUCT WARRANTY LIABILITY," to the Condensed Consolidated Financial Statements for additional information.
Gross margin increased $533 million for the six months ended June 30, 2019 and increased 3.4 points as a percentage of sales versus the comparable period in 2018. The increases in gross margin and gross margin percentage were mainly due to lower warranty costs (due to absence of the $368 million engine system campaign accrual recorded in the first half of 2018), increased pricing, higher volumes and favorable mix, partially offset by tariff impacts and unfavorable foreign currency impacts (primarily the Australian dollar, Brazilian real, Euro and Canadian dollar, partially offset by the British pound). See Note 11, "PRODUCT WARRANTY LIABILITY," to the Condensed Consolidated Financial Statements for additional information.
The provision for base warranties issued as a percent of sales for the three and six months ended June 30, 2019, was 2.1 percent and 2.1 percent, respectively, compared to 1.9 percent and 1.9 percent for the comparable periods in 2018. A detailed discussion of gross margin by segment is presented in the “OPERATING SEGMENT RESULTS” section.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $16 million for the three months ended June 30, 2019, versus the comparable period in 2018, primarily due to higher consulting expenses. Overall, selling, general and administrative expenses, as a percentage of sales, increased to 10.1 percent in the three months ended June 30, 2019, from 10.0 percent in the comparable period in 2018.
Selling, general and administrative expenses increased $32 million for the six months ended June 30, 2019, versus the comparable period in 2018, primarily due to higher consulting and compensation expenses, partially offset by lower variable compensation expenses. Overall, selling, general and administrative expenses, as a percentage of sales, decreased to 10.0 percent in the six months ended June 30, 2019, from 10.2 percent in the comparable period in 2018.

Research, Development and Engineering Expenses
Research, development and engineering expenses increased $32 million for the three months ended June 30, 2019, versus the comparable period in 2018, primarily due to decreased expense recovery and increased compensation expense driven by headcount growth, including increased staffing for the Electrified Power segment. Overall research, development and engineering expenses as a percentage of sales increased to 4.0 percent in the three months ended June 30, 2019, from 3.6 percent in the comparable period in 2018.
Research, development and engineering expenses increased $59 million for the six months ended June 30, 2019, versus the comparable period in 2018, primarily due to increased compensation expense driven by headcount growth, including increased staffing for the Electrified Power segment, and decreased expense recovery. Overall research, development and engineering expenses as a percentage of sales increased to 4.0 percent in the six months ended June 30, 2019, from 3.7 percent in the comparable period in 2018.
Equity, Royalty and Interest Income from Investees
Equity, royalty and interest income from investees decreased $14 million for the three months ended June 30, 2019, versus the comparable period in 2018, primarily due to lower earnings at Chongqing Cummins Engine Company, Ltd. and Beijing Foton Cummins Engine Company, Ltd.
Equity, royalty and interest income from investees decreased $37 million for the six months ended June 30, 2019, versus the comparable period in 2018, primarily due to lower earnings at Chongqing Cummins Engine Company, Ltd., Tata Cummins Ltd., Dongfeng Cummins Emission Solutions Co., Ltd. and Beijing Foton Cummins Engine Company, Ltd.

Other Operating Income (Expense), Net
Other operating income (expense), net was as follows:

	Three months ended		Six months ended
In millions	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Amortization of intangible assets	$(5)	$(5)	$(10)	$(10)
Loss on write off of assets	—	(4)	—	(4)
Gain on sale of assets, net	—	3	5	3
Royalty income, net	3	11	9	18
Other, net	(7)	(1)	(8)	(1)
Total other operating income (expense), net	$(9)	$4	$(4)	$6
Interest Income
Interest income for the three and six months ended June 30, 2019, increased $2 million and $7 million, respectively, versus the comparable periods in 2018, primarily due to higher average balances and rates of return on cash and marketable securities.
Interest Expense
Interest expense for the three and six months ended June 30, 2019, increased $1 million and $9 million, respectively, versus the comparable periods in 2018. The three month increase is due to higher interest rates as average short-term borrowing decreased. The six month increase is primarily due to higher interest rates and an increase in average short-term borrowing.

Other Income, Net
Other income, net was as follows:

	Three months ended		Six months ended
In millions	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Gain (loss) on corporate owned life insurance	$18	$1	$55	$(3)
Non-service pension and other postretirement benefits credit	18	15	36	30
Gain on marketable securities, net	3	—	7	—
Rental income	2	2	4	4
Foreign currency loss, net	(2)	(13)	(8)	(24)
Bank charges	(3)	(2)	(6)	(5)
Other, net	4	8	18	19
Total other income, net	$40	$11	$106	$21
Income Tax Expense
Our effective tax rate for 2019 is expected to approximate 21.5 percent, excluding any discrete items that may arise.
Our effective tax rates for the three and six months ended June 30, 2019, were 21.4 percent and 21.1 percent, respectively and contained immaterial discrete items.
Our effective tax rates for the three and six months ended July 1, 2018, were 22.5 percent and 29.0 percent, respectively. The three months ended July 1, 2018, contained only immaterial discrete items. The six months ended July 1, 2018, contained $74 million, or $0.45 per share, of unfavorable net discrete tax items, primarily due to $80 million of discrete items related to Tax Legislation. This includes $45 million associated with changes related to the Tax Legislation measurement period adjustment and $35 million associated with the one-time recognition of deferred tax charges at historical tax rates on intercompany profit in inventory.
Noncontrolling Interests
Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities. Noncontrolling interests in income of consolidated subsidiaries for the three and six months ended June 30, 2019, increased $1 million and $7 million, respectively, versus the comparable periods in 2018, primarily due to increased earnings at Eaton Cummins Joint Venture, partially offset by decreased earnings at Cummins India Limited.
Net Income Attributable to Cummins Inc. and Diluted Earnings Per Common Share Attributable to Cummins Inc.
Net income and diluted earnings per common share attributable to Cummins Inc. for the three months ended June 30, 2019, increased $130 million and $0.95 per diluted share, respectively, versus the comparable period in 2018, primarily due to higher net sales and increased gross margin, partially offset by higher research, development and engineering and selling, general and administrative expenses, lower equity, royalty and interest income from investees and unfavorable foreign currency fluctuations (primarily the Australian dollar, Chinese renminbi, Canadian dollar and Brazilian real).
Net income and diluted earnings per common share attributable to Cummins Inc. for the six months ended June 30, 2019, increased $468 million and $3.20 per diluted share, respectively, versus the comparable period in 2018, primarily due to higher net sales, increased gross margin, a lower effective tax rate due to the absence of $74 million of unfavorable discrete tax items recognized in the first half of 2018 principally due to the 2017 Tax Legislation and an increase in the cash surrender value of corporate owned life insurance, partially offset by higher research, development and engineering expenses, lower equity, royalty and interest income from investees, unfavorable foreign currency fluctuations (primarily the Australian dollar, Brazilian real, Chinese renminbi and Canadian dollar) and increased selling, general and administrative expenses.

Comprehensive Income - Foreign Currency Translation Adjustment
The foreign currency translation adjustment was a net loss of $99 million and $15 million, respectively, for the three and six months ended June 30, 2019, compared to a net loss of $299 million and $215 million, respectively, for the three and six months ended July 1, 2018, and was driven by the following:

	Three months ended
	June 30, 2019		July 1, 2018
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly-owned subsidiaries	$(82)	British pound, Chinese renminbi	$(232)	British pound, Chinese renminbi, Indian rupee, Brazilian real
Equity method investments	(17)	Chinese renminbi	(51)	Chinese renminbi, Indian rupee, British pound
Consolidated subsidiaries with a noncontrolling interest	—		(16)	Indian rupee
Total	$(99)		$(299)

	Six months ended
	June 30, 2019		July 1, 2018
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly-owned subsidiaries	$(8)	British pound offset by Indian rupee	$(162)	British pound, Indian rupee, Brazilian real, Chinese renminbi
Equity method investments	(10)	British pound	(29)	Chinese renminbi, Indian rupee, British pound
Consolidated subsidiaries with a noncontrolling interest	3	Indian rupee	(24)	Indian rupee
Total	$(15)		$(215)

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
Following is a discussion of results for each of our operating segments.
Engine Segment Results
Financial data for the Engine segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,	July 1,	(Unfavorable)		June 30,	July 1,	(Unfavorable)
In millions	2019	2018	Amount	Percent	2019	2018	Amount	Percent
External sales	$2,073	$2,050	$23	1%	$4,057	$3,863	$194	5%
Intersegment sales	630	646	(16)	(2)%	1,299	1,279	20	2%
Total sales	2,703	2,696	7	—%	5,356	5,142	214	4%
Research, development and engineering expenses	88	76	(12)	(16)%	166	155	(11)	(7)%
Equity, royalty and interest income from investees	62	67	(5)	(7)%	118	134	(16)	(12)%
Interest income	4	3	1	33%	8	5	3	60%
Segment EBITDA	416	362	54	15%	854	648	206	32%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	15.4%	13.4%		2.0	15.9%	12.6%		3.3

Sales for our Engine segment by market were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,	July 1,	(Unfavorable)		June 30,	July 1,	(Unfavorable)
In millions	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Heavy-duty truck	$970	$920	$50	5%	$1,949	$1,735	$214	12%
Medium-duty truck and bus	739	777	(38)	(5)%	1,460	1,469	(9)	(1)%
Light-duty automotive	480	444	36	8%	862	846	16	2%
Total on-highway	2,189	2,141	48	2%	4,271	4,050	221	5%
Off-highway	514	555	(41)	(7)%	1,085	1,092	(7)	(1)%
Total sales	$2,703	$2,696	$7	—%	$5,356	$5,142	$214	4%

			Percentage Points				Percentage Points
On-highway sales as percentage of total sales	81%	79%		2	80%	79%		1
Unit shipments by engine classification (including unit shipments to Power Systems and off-highway engine units included in their respective classification) were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,	July 1,	(Unfavorable)		June 30,	July 1,	(Unfavorable)
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Heavy-duty	35,000	32,000	3,000	9%	68,900	58,600	10,300	18%
Medium-duty	76,400	83,500	(7,100)	(9)%	155,400	157,500	(2,100)	(1)%
Light-duty	64,100	68,500	(4,400)	(6)%	120,500	130,400	(9,900)	(8)%
Total unit shipments	175,500	184,000	(8,500)	(5)%	344,800	346,500	(1,700)	—%

Sales
Engine segment sales for the three months ended June 30, 2019, increased $7 million versus the comparable period in 2018. The following were the primary drivers by market:

•	Heavy-duty truck sales increased $50 million, primarily due to higher volumes in the North American heavy-duty truck market with increased shipments of 9 percent.

•	Light-duty automotive sales increased $36 million, primarily due to higher pick-up sales to Chrysler, partially offset by lower LCV sales in China.
These increases were partially offset by:

•	Decreased off-highway sales of $41 million, primarily due to lower demand in international construction markets with decreased unit shipments of 20 percent, mainly in China.

•	Unfavorable foreign currency fluctuations, primarily in the Chinese renminbi and Brazilian real.
Engine segment sales for the six months ended June 30, 2019, increased $214 million versus the comparable period in 2018. The following were the primary drivers by market:

•	Heavy-duty truck sales increased $214 million, primarily due to higher volumes in the North American heavy-duty truck market with increased shipments of 18 percent.

•	Light-duty automotive sales increased $16 million, primarily due to higher pick-up sales to Chrysler, partially offset by lower LCV sales in China and Russia.
These increases were partially offset by:

•	Unfavorable foreign currency fluctuations, primarily in the Brazilian real and Chinese renminbi.

•	Medium-duty truck and bus sales decreased $9 million, primarily due to decreased global bus sales and lower demand in Brazil, partially offset by increased medium-duty truck sales in North America.
Segment EBITDA
Engine segment EBITDA for the three months ended June 30, 2019, increased $54 million versus the comparable period in 2018, primarily due to higher gross margin, partially offset by increased selling, general and administrative expenses, higher research, development and engineering expenses and lower equity, royalty and interest income from investees. The increase in gross margin was mainly due to the absence of a $91 million engine system campaign accrual recorded in the second quarter of 2018, improved pricing and favorable mix, partially offset by tariff impacts. The increase in selling, general and administrative expenses was principally due to higher consulting expenses. The increase in research, development and engineering expenses was primarily due to lower expense recovery and higher consulting expenses. The decrease in equity, royalty and interest income from investees was largely due to lower earnings at Beijing Foton Cummins Engine Co.
Engine segment EBITDA for the six months ended June 30, 2019, increased $206 million versus the comparable period in 2018, primarily due to higher gross margin, partially offset by increased selling, general and administrative expenses, decreased equity, royalty and interest income from investees and increased research, development and engineering expenses. The increase in gross margin was mainly due to the absence of a $184 million engine system campaign accrual recorded in the first half of 2018, improved pricing and favorable mix, partially offset by tariff impacts. The increase in selling, general and administrative expenses was principally due to higher consulting and compensation expenses. The increase in research, development and engineering expenses was primarily due to lower expense recovery. The decrease in equity, royalty and interest income from investees was largely due to lower earnings at Tata Cummins, Ltd. and Beijing Foton Cummins Engine Co.

Distribution Segment Results
Financial data for the Distribution segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,	July 1,	(Unfavorable)		June 30,	July 1,	(Unfavorable)
In millions	2019	2018	Amount	Percent	2019	2018	Amount	Percent
External sales	$2,015	$1,988	$27	1%	$4,008	$3,835	$173	5%
Intersegment sales	13	6	7	NM	21	12	9	75%
Total sales	2,028	1,994	34	2%	4,029	3,847	182	5%
Research, development and engineering expenses	7	5	(2)	(40)%	14	10	(4)	(40)%
Equity, royalty and interest income from investees	12	11	1	9%	23	24	(1)	(4)%
Interest income	4	3	1	33%	8	5	3	60%
Segment EBITDA	172	145	27	19%	343	268	75	28%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	8.5%	7.3%		1.2	8.5%	7.0%		1.5
______________________________________
"NM" - not meaningful information

Sales for our Distribution segment by region were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,	July 1,	(Unfavorable)		June 30,	July 1,	(Unfavorable)
In millions	2019	2018	Amount	Percent	2019	2018	Amount	Percent
North America	$1,384	$1,353	$31	2%	$2,783	$2,629	$154	6%
Asia Pacific	223	212	11	5%	443	401	42	10%
Europe	124	143	(19)	(13)%	247	275	(28)	(10)%
China	102	84	18	21%	184	162	22	14%
Africa and Middle East	55	62	(7)	(11)%	110	122	(12)	(10)%
India	49	50	(1)	(2)%	96	95	1	1%
Latin America	46	45	1	2%	86	83	3	4%
Russia	45	45	—	—%	80	80	—	—%
Total sales	$2,028	$1,994	$34	2%	$4,029	$3,847	$182	5%
Sales for our Distribution segment by product line were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,	July 1,	(Unfavorable)		June 30,	July 1,	(Unfavorable)
In millions	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Parts	$833	$817	$16	2%	$1,677	$1,625	$52	3%
Power generation	427	346	81	23%	830	672	158	24%
Engines	395	461	(66)	(14)%	786	828	(42)	(5)%
Service	373	370	3	1%	736	722	14	2%
Total sales	$2,028	$1,994	$34	2%	$4,029	$3,847	$182	5%
Sales
Distribution segment sales for the three months ended June 30, 2019, increased $34 million versus the comparable period in 2018. The following were the primary drivers by region:

•
North American sales increased $31 million, representing 91 percent of the total change in Distribution segment sales, primarily due to increased demand in the power generation product line mostly for improved data center orders, partially offset by decreased engine sales in oil and gas markets.

These increases were partially offset by unfavorable foreign currency fluctuations, primarily in the Australian dollar, Chinese renminbi, Euro, Canadian dollar, South African rand and Indian rupee.
Distribution segment sales for the six months ended June 30, 2019, increased $182 million versus the comparable period in 2018. The following were the primary drivers by region:

•
North American sales increased $154 million, representing 85 percent of the total change in Distribution segment sales, primarily due to increased demand in the power generation product line mostly for improved data center orders and increased part sales, partially offset by decreased engine sales in oil and gas markets.

•	Asia Pacific sales increased $42 million, primarily due to higher volumes in whole goods.
These increases were partially offset by unfavorable foreign currency fluctuations, primarily in the Australian dollar, Euro, Chinese renminbi, Canadian dollar and Indian rupee.
Segment EBITDA
Distribution segment EBITDA for the three months ended June 30, 2019, increased $27 million versus the comparable period in 2018, primarily due to higher gross margin and lower selling, general and administrative expenses, partially offset by unfavorable foreign currency fluctuations (primarily the Australian dollar and Canadian dollar). The increase in gross margin was mainly due to improved pricing, increased volumes and favorable mix, partially offset by increased compensation expenses and unfavorable foreign currency fluctuations (primarily in the Australian dollar, South African rand and Canadian dollar). The decrease in selling, general and administrative expenses was principally due to lower variable compensation expenses.

Distribution segment EBITDA for the six months ended June 30, 2019, increased $75 million versus the comparable period in 2018, primarily due to higher gross margin and lower selling, general and administrative expenses, partially offset by unfavorable foreign fluctuations (primarily in the Australian dollar, South African rand, Canadian dollar and Indian rupee). The increase in gross margin was mainly due to higher volumes, improved pricing and favorable mix, partially offset by increased compensation expense and unfavorable foreign currency fluctuations (primarily in the Australian dollar, Canadian dollar, South African rand and Indian rupee).

Components Segment Results
Financial data for the Components segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,	July 1,	(Unfavorable)		June 30,	July 1,	(Unfavorable)
In millions	2019	2018	Amount	Percent	2019	2018	Amount	Percent
External sales	$1,401	$1,402	$(1)	—%	$2,802	$2,715	$87	3%
Intersegment sales	445	485	(40)	(8)%	905	925	(20)	(2)%
Total sales	1,846	1,887	(41)	(2)%	3,707	3,640	67	2%
Research, development and engineering expenses	75	62	(13)	(21)%	150	124	(26)	(21)%
Equity, royalty and interest income from investees	11	14	(3)	(21)%	21	30	(9)	(30)%
Interest income	2	2	—	—%	4	3	1	33%
Segment EBITDA	297	237	60	25%	622	464	158	34%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	16.1%	12.6%		3.5	16.8%	12.7%		4.1

Sales for our Components segment by business were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,	July 1,	(Unfavorable)		June 30,	July 1,	(Unfavorable)
In millions	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Emission solutions	$828	$841	$(13)	(2)%	$1,682	$1,616	$66	4%
Filtration	331	324	7	2%	656	644	12	2%
Turbo technologies	319	355	(36)	(10)%	654	695	(41)	(6)%
Electronics and fuel systems	212	226	(14)	(6)%	410	427	(17)	(4)%
Automated transmissions	156	141	15	11%	305	258	47	18%
Total sales	$1,846	$1,887	$(41)	(2)%	$3,707	$3,640	$67	2%
Sales
Components segment sales for the three months ended June 30, 2019, decreased $41 million versus the comparable period in 2018. The following were the primary drivers by business:

•	Turbo technologies sales decreased $36 million, primarily due to weaker market demand for turbo charger products in Western Europe.

•	Electronics and fuel systems sales decreased $14 million, primarily due to lower market demand in North America, Western Europe and China.

•	Emission solutions sales decreased $13 million, primarily due to weaker demand in Western Europe, China and Asia Pacific, partially offset by stronger demand in North America.

•	Unfavorable foreign currency fluctuations, primarily in the Chinese renminbi and Euro.
These changes were partially offset by increased automated transmissions sales of $15 million, primarily due to increased heavy-duty truck demand in North America.
Components segment sales for the six months ended June 30, 2019, increased $67 million versus the comparable period in 2018. The following were the primary drivers by business:

•	Emission solutions sales increased $66 million, primarily due to stronger demand in North America, partially offset by weaker demand in Asia Pacific, China and India.

•	Automated transmissions sales increased $47 million, primarily due to increased heavy-duty truck demand in North America.
These changes were partially offset by:

•	Unfavorable foreign currency fluctuations, primarily in the Chinese renminbi, Euro and Indian rupee.

•	Turbo technologies sales decreased $41 million, primarily due to lower demand for turbochargers in Western Europe and India.
Segment EBITDA
Components segment EBITDA for the three months ended June 30, 2019, increased $60 million versus the comparable period in 2018, as higher gross margin was partially offset by increased research, development and engineering expenses. The increase in gross margin was mainly due to the absence of a $90 million engine system campaign accrual recorded in the second quarter of 2018 and lower material costs, partially offset by unfavorable foreign currency fluctuations (primarily in the Chinese renminbi, Brazilian real, Euro and Canadian dollar) unfavorable pricing and lower volumes. The increase in research, development and engineering expenses was primarily due to lower expense recovery and additional spending in the automated transmissions business.

Components segment EBITDA for the six months ended June 30, 2019, increased $158 million versus the comparable period in 2018, as higher gross margin was partially offset by increased research, development and engineering expenses, unfavorable foreign currency fluctuations (primarily in the Chinese renminbi and Brazilian real) and lower equity, royalty and interest income from investees. The increase in gross margin was mainly due to the absence of a $184 million engine system campaign accrual recorded in the first half of 2018, lower material costs and favorable mix, partially offset by lower pricing and unfavorable foreign currency fluctuations (primarily in the Chinese renminbi, Brazilian real and Canadian dollar). The increase in research, development and engineering expenses was primarily due to lower expense recovery and additional spending in the automated transmissions business. The decrease in equity, royalty and interest income from investees was largely due to lower earnings at Dongfeng Cummins Emission Solutions Co., Ltd and Shanghai Fleetguard Filter Co.

Power Systems Segment Results
Financial data for the Power Systems segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,	July 1,	(Unfavorable)		June 30,	July 1,	(Unfavorable)
In millions	2019	2018	Amount	Percent	2019	2018	Amount	Percent
External sales	$724	$691	$33	5%	$1,347	$1,286	$61	5%
Intersegment sales	479	555	(76)	(14)%	933	1,034	(101)	(10)%
Total sales	1,203	1,246	(43)	(3)%	2,280	2,320	(40)	(2)%
Research, development and engineering expenses	57	60	3	5%	113	117	4	3%
Equity, royalty and interest income from investees	11	18	(7)	(39)%	26	37	(11)	(30)%
Interest income	2	2	—	—%	4	4	—	—%
Segment EBITDA	173	186	(13)	(7)%	311	328	(17)	(5)%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	14.4%	14.9%		(0.5)	13.6%	14.1%		(0.5)

Sales for our Power Systems segment by product line were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,	July 1,	(Unfavorable)		June 30,	July 1,	(Unfavorable)
In millions	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Power generation	$668	$666	$2	—%	$1,235	$1,237	$(2)	—%
Industrial	432	483	(51)	(11)%	852	897	(45)	(5)%
Generator technologies	103	97	6	6%	193	186	7	4%
Total sales	$1,203	$1,246	$(43)	(3)%	$2,280	$2,320	$(40)	(2)%

Sales
Power Systems segment sales for the three months ended June 30, 2019, decreased $43 million versus the comparable period in 2018. The following were the primary drivers by product line:

•
Industrial sales decreased $51 million due to lower demand in North American oil and gas markets, partially offset by higher demand in certain international markets, especially oil and gas markets in China and mining markets in North America.

•	Unfavorable foreign currency fluctuations primarily in the Chinese renminbi, British pound, Indian rupee and Euro.
These decreases were partially offset by higher power generation sales of $2 million, primarily due to stronger demand in North America, mostly offset by lower demand in Western Europe and the Middle East.

Power Systems segment sales for the six months ended June 30, 2019, decreased $40 million versus the comparable period in 2018. The following were the primary drivers by product line:

•
Industrial sales decreased $45 million due to lower demand in North American oil and gas markets and international mining markets, partially offset by higher demand in certain international markets, especially the oil and gas market in China.

•	Unfavorable foreign currency fluctuations primarily in the Indian rupee, British pound and Chinese renminbi.

•	Power generation sales decreased $2 million, primarily due to lower demand in Western Europe and Australia, mostly offset by stronger demand in North America.
Segment EBITDA
Power Systems segment EBITDA for the three months ended June 30, 2019, decreased $13 million versus the comparable period in 2018, primarily due to lower gross margin and decreased equity, royalty and interest income from investees, partially offset by favorable foreign currency fluctuations (primarily in the British pound) and lower research, development and engineering expenses. The decrease in gross margin was mainly due to decreased volumes and unfavorable mix, partially offset by increased pricing and favorable foreign currency fluctuations (primarily in the British pound). The decrease in research, development and engineering expenses was primarily due to lower consulting expenses. The decrease in equity, royalty and interest income from investees was largely due to lower earnings at Chongqing Cummins Engine Co.

Power Systems segment EBITDA for the six months ended June 30, 2019, decreased $17 million versus the comparable period in 2018, primarily due to lower gross margin and decreased equity, royalty and interest income from investees, partially offset by favorable foreign currency fluctuations (primarily in the British pound and Indian rupee), a gain on sale of assets and lower research, development and engineering expenses. The decrease in gross margin was mainly due to decreased volumes and unfavorable mix, partially offset by improved pricing and favorable foreign currency fluctuations (primarily in the British pound and Indian rupee). The decrease in research, development and engineering expenses was primarily due to lower consulting expenses. The decrease in equity, royalty and interest income from investees was largely due to lower earnings at Chongqing Cummins Engine Co.

Electrified Power Segment Results
The Electrified Power segment is currently in the development phase with a primary focus on research and development activities around fully electric and hybrid powertrain solutions. Financial data for the Electrified Power segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,	July 1,	(Unfavorable)		June 30,	July 1,	(Unfavorable)
In millions	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Total sales	$8	$1	$7	NM	$11	$3	$8	NM
Research, development and engineering expenses	24	16	(8)	(50)%	45	23	(22)	(96)%
Segment EBITDA	(33)	(21)	(12)	(57)%	(62)	(31)	(31)	(100)%
______________________________________
"NM" - not meaningful information

Reconciliation of Segment EBITDA to Net Income Attributable to Cummins Inc.
The table below reconciles the segment information to the corresponding amounts in the Condensed Consolidated Statements of Net Income:

	Three months ended		Six months ended
In millions	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
TOTAL SEGMENT EBITDA	$1,025	$909	$2,068	$1,677
Intersegment elimination (1)	33	(12)	23	(80)
TOTAL EBITDA	1,058	897	2,091	1,597
Less:
Interest expense	29	28	61	52
Depreciation and amortization (2)	158	154	314	307
INCOME BEFORE INCOME TAXES	871	715	1,716	1,238
Less: Income tax expense	186	161	362	359
CONSOLIDATED NET INCOME	685	554	1,354	879
Less: Net income attributable to noncontrolling interest	10	9	16	9
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$675	$545	$1,338	$870
____________________________________
(1) Includes intersegment sales, intersegment profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses for the three and six months ended June 30, 2019 and July 1, 2018, respectively.
(2) Depreciation and amortization, as shown on a segment basis, excludes the amortization of debt discount and deferred costs included in the Condensed Consolidated Statements of Net Income as "Interest expense." The amortization of debt discount and deferred costs was $1 million and $1 million for the six month periods ended June 30, 2019, and July 1, 2018, respectively.

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

Dollars in millions	June 30, 2019	December 31, 2018
Working capital (1)	$4,161	$3,434
Current ratio	1.66	1.54
Accounts and notes receivable, net	$4,179	$3,866
Days' sales in receivables	60	57
Inventories	$3,896	$3,759
Inventory turnover	4.6	4.9
Accounts payable (principally trade)	$2,991	$2,822
Days' payable outstanding	60	56
Total debt	$2,223	$2,476
Total debt as a percent of total capital	19.5%	23.1%
____________________________________
(1) Working capital includes cash and cash equivalents.
Cash Flows
Cash and cash equivalents were impacted as follows:

	Six months ended
In millions	June 30, 2019	July 1, 2018	Change
Net cash provided by operating activities	$1,220	$473	$747
Net cash used in investing activities	(411)	(236)	(175)
Net cash used in financing activities	(711)	(253)	(458)
Effect of exchange rate changes on cash and cash equivalents	(4)	(35)	31
Net increase (decrease) in cash and cash equivalents	$94	$(51)	$145

Net cash provided by operating activities increased $747 million for the six months ended June 30, 2019, versus the comparable period in 2018, primarily due to higher earnings of $475 million, an increase in other long-term liabilities of $115 million, higher dividends from equity investees of $86 million and lower working capital requirements of $68 million. During the first six months of 2019, the lower working capital requirements resulted in a cash outflow of $468 million compared to a cash outflow of $536 million in the comparable period in 2018.
Net cash used in investing activities increased $175 million for the six months ended June 30, 2019, versus the comparable period in 2018, primarily due to higher net investments in marketable securities of $79 million and increased capital expenditures of $56 million.
Net cash used in financing activities increased $458 million for the six months ended June 30, 2019, versus the comparable period in 2018, primarily due to lower net borrowings of commercial paper of $850 million, partially offset by lower repurchases of common stock of $279 million and increased net borrowings under short-term credit agreements of $58 million.
The effect of exchange rate changes on cash and cash equivalents for the six months ended June 30, 2019, versus the comparable period in 2018, increased $31 million primarily due to a favorable $20 million fluctuation in the British pound.

Sources of Liquidity
We generate significant ongoing cash flow. Cash provided by operations is our principal source of liquidity with $1,220 million provided in the six months ended June 30, 2019. Our sources of liquidity included:

	June 30, 2019
In millions	Total	U.S.	International	Primary location of international balances
Cash and cash equivalents	$1,397	$325	$1,072	U.K., China, Singapore, Mexico, Australia, Belgium, Canada
Marketable securities (1)	335	66	269	India
Total	$1,732	$391	$1,341
Available credit capacity
Revolving credit facilities (2)	$3,066
International and other uncommitted domestic credit facilities	$211
____________________________________
(1) The majority of marketable securities could be liquidated into cash within a few days.
(2) The five-year credit facility for $2.0 billion and the 364-day credit facility for $1.5 billion, maturing August 2023 and August 2019, respectively, are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. At June 30, 2019, we had $434 million of commercial paper outstanding, which effectively reduced the available capacity under our revolving credit facilities to $3.1 billion.
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
We can issue up to $3.5 billion of unsecured, short-term promissory notes ("commercial paper") pursuant to our board authorized commercial paper programs. The programs facilitate the private placement of unsecured short-term debt through third party brokers. We intend to use the net proceeds from the commercial paper borrowings for general corporate purposes. The total combined borrowing capacity under the revolving credit facility and commercial program should not exceed $3.5 billion. See Note 10, "DEBT," to our Condensed Consolidated Financial Statements for additional information.
As a well-known seasoned issuer, we filed an automatic shelf registration for an undetermined amount of debt and equity securities with the Securities and Exchange Commission on February 13, 2019. Under this shelf registration we may offer, from time to time, debt securities, common stock, preferred and preference stock, depositary shares, warrants, stock purchase contracts and stock purchase units.

Uses of Cash
Stock Repurchases
In October 2018, our Board of Directors authorized the acquisition of up to $2 billion of additional common stock. In the first six months of 2019, we made the following purchases under the 2018 stock repurchase program:

In millions, except per share amounts	Shares Purchased	Average Cost Per Share	Total Cost of Repurchases	Remaining Authorized Capacity (1)
March 31	0.7	$137.80	$100	$1,806
June 30	—	—	—	1,806
Total	0.7	—	100
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
Dividends
In July 2019, our Board of Directors authorized an increase to our quarterly dividend of 15 percent from $1.14 per share to $1.311 per share.
We paid dividends of $358 million during the six months ended June 30, 2019.
Capital Expenditures
Capital expenditures, including spending on internal use software, for the six months ended June 30, 2019, were $276 million versus $221 million in the comparable period in 2018. We plan to spend an estimated $650 million to $700 million in 2019 on capital expenditures as we continue with product launches and facility improvements. Approximately 50 percent of our capital expenditures are expected to be invested outside of the U.S. in 2019. In addition, we plan to spend an estimated $65 million to $75 million on internal use software in 2019.
Pensions
Our global pension plans, including our unfunded and non-qualified plans, were 115 percent funded at December 31, 2018. Our U.S. plan, which represents approximately 54 percent of the worldwide pension obligation, was 131 percent funded and our U.K. plan was 115 percent funded. The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans. In the first six months of 2019, the investment gain on our U.S. pension trust was 11.3 percent while our U.K. pension trust gain was 8.82 percent. Approximately 74 percent of our pension plan assets are held in highly liquid investments such as fixed income and equity securities. The remaining 26 percent of our plan assets are held in less liquid, but market valued investments, including real estate, private equity, venture capital, opportunistic credit and insurance contracts. We anticipate making additional defined benefit pension contributions during the remainder of 2019 of $46 million for our U.S. and U.K. pension plans. Approximately $91 million of the estimated $123 million of U.S. and U.K. pension contributions for the full year are voluntary. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2019 net periodic pension cost to approximate $64 million.
Current Maturities of Short and Long-Term Debt
We had $434 million of commercial paper outstanding at June 30, 2019, that matures in less than one year. The maturity schedule of our existing long-term debt does not require significant cash outflows until 2023. Required annual principal payments range from $8 million to $507 million over the next five years (including the remainder of 2019). See Note 10, "DEBT," to the Condensed Consolidated Financial Statements for additional information.

Credit Ratings
Our ratings and outlook from each of the credit rating agencies as of the date of filing are shown in the table below.

	Long-Term	Short-Term
Credit Rating Agency (1)	Senior Debt Rating	Debt Rating	Outlook
Standard and Poor’s Rating Services	A+	A1	Stable
Moody’s Investors Service, Inc.	A2	P1	Stable
____________________________________
(1) Credit ratings are not recommendations to buy, are subject to change, and each rating should be evaluated independently of any other rating. In addition, we undertake no obligation to update disclosures concerning our credit ratings, whether as a result of new information, future events or otherwise.
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
A discussion of our critical accounting estimates may be found in the “Management’s Discussion and Analysis” section of our 2018 Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.” Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first six months of 2019.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On April 29, 2019, we announced that we were conducting a formal internal review of our emissions certification process and compliance with emissions standards for our pick-up truck applications, following conversations with the U.S. Environmental Protection Agency (EPA) and California Air Resources Board (CARB) regarding certification of our engines in model year 2019 RAM 2500 and 3500 trucks. This review is being conducted with external advisors to ensure the certification and compliance processes for all of our pick-up truck applications are consistent with our internal policies, engineering standards and applicable laws. In addition, we announced that we voluntarily disclosed our formal internal review to our regulators and other agencies and were working cooperatively to ensure a complete and thorough review. During conversations with the EPA and CARB about the effectiveness of our pick-up truck applications, the agencies raised concerns that certain aspects of our emissions systems may reduce the effectiveness of our emissions control systems and did not fully comply with their requirements for certification. As a result, our internal review focuses, in part, on the agencies’ concerns. We are working closely with the agencies to enhance our emission systems to improve the effectiveness of all of our pick-up truck applications and to fully address the agencies’ requirements. Due to the preliminary nature of our formal review, our collaboration with our regulators to address their questions and concerns and the presence of many unknown facts and circumstances, we cannot predict the outcome of this review and process, and we cannot provide assurance that the matter will not have a materially adverse impact on our results of operations and cash flows.
ITEM 1A.  Risk Factors
In addition to other information set forth in this report, you should consider other risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. The risks described in our 2018 Annual Report on Form 10-K or the "CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION" in this Quarterly report are not the only risks we face. In addition, the following risk factor is provided to supplement and update the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. Additional risks and uncertainties not currently known to us or that we currently judge to be immaterial also may materially adversely affect our business, financial condition or operating results.
We are conducting a formal internal review of our emissions certification process and compliance with emissions standards with respect to our pick-up truck applications and working with the EPA and CARB to address their questions about these applications. The results of this formal review and agency process, or the discovery of any noncompliance issues, could have a materially adverse impact on our results of operations and cash flows.

We previously announced that we are conducting a formal internal review of our emissions certification process and compliance with emissions standards with respect to all of our pick-up truck applications, following conversations with the EPA and CARB regarding certification of our engines for model year 2019 RAM 2500 and 3500 trucks. During conversations with the EPA and CARB about the effectiveness of our pick-up truck applications, the agencies raised concerns that certain aspects of our emissions systems may reduce the effectiveness of our emissions control systems and did not fully comply with their requirements for certification. As a result, our internal review focuses, in part, on the agencies’ concerns. We are working closely with the agencies to enhance our emissions systems to improve the effectiveness of all of our pick-up truck applications and to fully address the agencies’ requirements. We will continue to work together closely with the relevant regulators to develop and implement recommendations for improvement as part of our ongoing commitment to compliance.

Due to the preliminary nature of the formal review, our collaboration with our regulators to address their questions and concerns and the presence of many unknown facts and circumstances, we are not yet able to estimate the financial impact of these matters. It is possible that the consequences of any remediation plans resulting from our formal review and this regulatory process could have a materially adverse impact on our results of operations and cash flows in the periods in which these emissions certification issues are addressed.
ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following information is provided pursuant to Item 703 of Regulation S-K:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1 - May 5	7,661	$168.85	—	50,043
May 6 - June 2	1,808	165.61	—	48,857
June 3 - June 30	14,013	168.82	—	34,880
Total	23,482	168.58	—
____________________________________
(1)  Shares purchased represent shares under our Key Employee Stock Investment Plan established in 1969 (there is no maximum repurchase limitation in this plan) and our Board of Directors authorized share repurchase program.
(2)  These values reflect the sum of shares held in loan status under our Key Employee Stock Investment Plan. The repurchase program authorized by the Board of Directors does not limit the number of shares that may be purchased and was excluded from this column. The dollar value remaining available for future purchases under the 2018 program at June 30, 2019, was $1.8 billion.
In October 2018, our Board of Directors authorized the acquisition of up to $2 billion of additional common stock.
During the three months ended June 30, 2019, we repurchased 23,482 shares of common stock from employees in connection with the Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock on an installment basis up to an established credit limit. Loans are issued for five-year terms at a fixed interest rate established at the date of purchase and may be refinanced after their initial five-year period for an additional five-year period. Participants must hold shares for a minimum of six months from date of purchase. If the shares are sold before the loan is paid off, the employee must wait six months before another share purchase may be made. We hold participants’ shares as security for the loans and would, in effect, repurchase shares if the participant defaulted in repayment of the loan. There is no maximum amount of shares that we may purchase under this plan.
ITEM 3.  Defaults Upon Senior Securities
Not applicable.
ITEM 4.  Mine Safety Disclosures
Not applicable.
ITEM 5.  Other Information
Not applicable.

ITEM 6. Exhibits
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.
CUMMINS INC.
EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1
Cummins Inc. Employee Stock Purchase Plan, as amended (incorporated by reference to Annex B to the Company's definitive proxy statement filed with the Securities and Exchange Commission on Schedule 14A on April 1, 2019 (File No. 001-04949)).

10.2	Form of Long-Term Grant Notice under the 2012 Omnibus Incentive Plan
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cummins Inc.
Date:	July 30, 2019

	By:	/s/ MARK A. SMITH	By:	/s/ CHRISTOPHER C. CLULOW
		Mark A. Smith		Christopher C. Clulow
		Vice President and Chief Financial Officer		Vice President-Corporate Controller
		(Principal Financial Officer)		(Principal Accounting Officer)