Form 10-Q
period 2019-09-29
CUMMINS INC
filed 2019-10-29
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2019

Commission File Number 1-4949
CUMMINS INC.
(Exact name of registrant as specified in its charter)

Indiana	35-0257090
(State of Incorporation)	(IRS Employer Identification No.)
500 Jackson Street
Box 3005
Columbus, Indiana 47202-3005
(Address of principal executive offices)

Telephone (812) 377-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $2.50 par value	CMI	New York Stock Exchange

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

As of September 29, 2019, there were 153,203,601 shares of common stock outstanding with a par value of $2.50 per share.

CUMMINS INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION
ITEM 1.  Condensed Consolidated Financial Statements
CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(Unaudited)

	Three months ended		Nine months ended
In millions, except per share amounts	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
NET SALES (a) (Note 3)	$5,768	$5,943	$17,993	$17,645
Cost of sales	4,274	4,392	13,326	13,454
GROSS MARGIN	1,494	1,551	4,667	4,191
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	600	604	1,822	1,794
Research, development and engineering expenses	242	229	730	658
Equity, royalty and interest income from investees (Note 5)	68	90	256	315
Other operating income (expense), net	(21)	(5)	(25)	1
OPERATING INCOME	699	803	2,346	2,055
Interest income	14	9	38	26
Interest expense	26	30	87	82
Other income, net	68	23	174	44
INCOME BEFORE INCOME TAXES	755	805	2,471	2,043
Income tax expense (Note 6)	139	107	501	466
CONSOLIDATED NET INCOME	616	698	1,970	1,577
Less: Net income (loss) attributable to noncontrolling interests	(6)	6	10	15
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$622	$692	$1,960	$1,562

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
Basic	$3.99	$4.29	$12.50	$9.57
Diluted	$3.97	$4.28	$12.45	$9.53

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	155.9	161.3	156.8	163.3
Dilutive effect of stock compensation awards	0.7	0.5	0.6	0.6
Diluted	156.6	161.8	157.4	163.9
____________________________________
(a) Includes sales to nonconsolidated equity investees of $280 million and $882 million for the three and nine months ended September 29, 2019, compared with $314 million and $951 million for the comparable periods in 2018.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Nine months ended
In millions	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
CONSOLIDATED NET INCOME	$616	$698	$1,970	$1,577
Other comprehensive income (loss), net of tax (Note 14)
Change in pension and other postretirement defined benefit plans	6	13	2	34
Foreign currency translation adjustments	(182)	(159)	(197)	(374)
Unrealized gain (loss) on derivatives	(29)	(3)	(40)	4
Total other comprehensive loss, net of tax	(205)	(149)	(235)	(336)
COMPREHENSIVE INCOME	411	549	1,735	1,241
Less: Comprehensive income (loss) attributable to noncontrolling interests	(11)	(11)	8	(25)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUMMINS INC.	$422	$560	$1,727	$1,266

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

In millions, except par value	September 29, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$1,560	$1,303
Marketable securities (Note 7)	303	222
Total cash, cash equivalents and marketable securities	1,863	1,525
Accounts and notes receivable, net
Trade and other	3,677	3,635
Nonconsolidated equity investees	257	231
Inventories (Note 8)	3,821	3,759
Prepaid expenses and other current assets	610	668
Total current assets	10,228	9,818
Long-term assets
Property, plant and equipment	8,452	8,319
Accumulated depreciation	(4,396)	(4,223)
Property, plant and equipment, net	4,056	4,096
Investments and advances related to equity method investees	1,250	1,222
Goodwill	1,288	1,126
Other intangible assets, net	1,022	909
Pension assets	970	929
Other assets	1,532	962
Total assets	$20,346	$19,062

LIABILITIES
Current liabilities
Accounts payable (principally trade)	$2,830	$2,822
Loans payable (Note 10)	103	54
Commercial paper (Note 10)	902	780
Accrued compensation, benefits and retirement costs	494	679
Current portion of accrued product warranty (Note 11)	817	654
Current portion of deferred revenue (Note 3)	545	498
Other accrued expenses (Note 12)	997	852
Current maturities of long-term debt (Note 10)	37	45
Total current liabilities	6,725	6,384
Long-term liabilities
Long-term debt (Note 10)	1,619	1,597
Pensions and other postretirement benefits	521	532
Accrued product warranty (Note 11)	645	740
Deferred revenue (Note 3)	769	658
Other liabilities (Note 12)	1,314	892
Total liabilities	$11,593	$10,803

Commitments and contingencies (Note 13)

EQUITY
Cummins Inc. shareholders’ equity
Common stock, $2.50 par value, 500 shares authorized, 222.4 and 222.4 shares issued	$2,322	$2,271
Retained earnings	14,315	12,917
Treasury stock, at cost, 69.2 and 64.4 shares	(6,784)	(6,028)
Common stock held by employee benefits trust, at cost, 0.3 and 0.4 shares	(3)	(5)
Accumulated other comprehensive loss (Note 14)	(2,040)	(1,807)
Total Cummins Inc. shareholders’ equity	7,810	7,348
Noncontrolling interests	943	911
Total equity	$8,753	$8,259
Total liabilities and equity	$20,346	$19,062

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended
In millions	September 29, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$1,970	$1,577
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	493	456
Deferred income taxes	(14)	(167)
Equity in income of investees, net of dividends	(44)	(156)
Pension contributions (in excess of) under expense, net (Note 4)	(62)	36
Other postretirement benefits payments in excess of expense, net (Note 4)	(12)	(8)
Stock-based compensation expense	37	38
Gain on corporate owned life insurance	(64)	(8)
Foreign currency remeasurement and transaction exposure	(54)	(27)
Changes in current assets and liabilities, net of acquisitions
Accounts and notes receivable	(101)	(429)
Inventories	(62)	(773)
Other current assets	48	(100)
Accounts payable	(3)	467
Accrued expenses	(74)	276
Changes in other liabilities	168	118
Other, net	117	88
Net cash provided by operating activities	2,343	1,388

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(395)	(361)
Investments in internal use software	(50)	(55)
Investments in and advances to equity investees	(16)	(9)
Acquisitions of businesses, net of cash acquired (Note 15)	(237)	(70)
Investments in marketable securities—acquisitions	(367)	(316)
Investments in marketable securities—liquidations (Note 7)	296	298
Cash flows from derivatives not designated as hedges	(86)	(56)
Other, net	26	50
Net cash used in investing activities	(829)	(519)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings of commercial paper (Note 10)	122	502
Payments on borrowings and finance lease obligations	(47)	(54)
Net borrowings under short-term credit agreements	53	9
Distributions to noncontrolling interests	(33)	(30)
Dividend payments on common stock	(562)	(537)
Repurchases of common stock	(806)	(879)
Other, net	75	29
Net cash used in financing activities	(1,198)	(960)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(59)	(56)
Net increase (decrease) in cash and cash equivalents	257	(147)
Cash and cash equivalents at beginning of year	1,303	1,369
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,560	$1,222

 The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Three months ended
In millions, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Common Stock Held in Trust	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT JUNE 30, 2019	$556	$1,751	$13,897	$(6,082)	$(4)	$(1,840)	$8,278	$918	$9,196
Net income			622				622	(6)	616
Other comprehensive income, net of tax (Note 14)						(200)	(200)	(5)	(205)
Employee benefits trust activity		6			1		7	—	7
Repurchases of common stock				(706)			(706)	—	(706)
Cash dividends on common stock, $1.311 per share			(204)				(204)	—	(204)
Distributions to noncontrolling interests							—	(20)	(20)
Stock-based awards		1		4			5	—	5
Other shareholder transactions		8					8	56	64
BALANCE AT SEPTEMBER 29, 2019	$556	$1,766	$14,315	$(6,784)	$(3)	$(2,040)	$7,810	$943	$8,753

BALANCE AT JULY 1, 2018	$556	$1,683	$12,009	$(5,276)	$(6)	$(1,667)	$7,299	$895	$8,194
Net income			692				692	6	698
Other comprehensive income, net of tax (Note 14)						(132)	(132)	(17)	(149)
Issuance of common stock		2					2	—	2
Employee benefits trust activity		2					2	—	2
Repurchases of common stock		(100)		(400)			(500)	—	(500)
Cash dividends on common stock, $1.14 per share			(182)				(182)	—	(182)
Distributions to noncontrolling interests							—	(19)	(19)
Stock-based awards		1		2			3	—	3
Other shareholder transactions		7					7	4	11
BALANCE AT SEPTEMBER 30, 2018	$556	$1,595	$12,519	$(5,674)	$(6)	$(1,799)	$7,191	$869	$8,060

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Nine months ended
In millions, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Common Stock Held in Trust	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2018	$556	$1,715	$12,917	$(6,028)	$(5)	$(1,807)	$7,348	$911	$8,259
Net income			1,960				1,960	10	1,970
Other comprehensive income, net of tax (Note 14)						(233)	(233)	(2)	(235)
Issuance of common stock		2					2	—	2
Employee benefits trust activity		26			2		28	—	28
Repurchases of common stock				(806)			(806)	—	(806)
Cash dividends on common stock, $3.591 per share			(562)				(562)	—	(562)
Distributions to noncontrolling interests							—	(33)	(33)
Stock-based awards		(2)		50			48	—	48
Other shareholder transactions		25					25	57	82
BALANCE AT SEPTEMBER 29, 2019	$556	$1,766	$14,315	$(6,784)	$(3)	$(2,040)	$7,810	$943	$8,753

BALANCE AT DECEMBER 31, 2017	$556	$1,654	$11,464	$(4,905)	$(7)	$(1,503)	$7,259	$905	$8,164
Adoption of new accounting standards (1)			30				30	—	30
Net income			1,562				1,562	15	1,577
Other comprehensive income, net of tax (Note 14)						(296)	(296)	(40)	(336)
Issuance of common stock		10					10	—	10
Employee benefits trust activity		10			1		11	—	11
Repurchases of common stock		(100)		(779)			(879)	—	(879)
Cash dividends on common stock, $3.30 per share			(537)				(537)	—	(537)
Distributions to noncontrolling interests							—	(30)	(30)
Stock-based awards		(3)		10			7	—	7
Other shareholder transactions		24					24	19	43
BALANCE AT SEPTEMBER 30, 2018	$556	$1,595	$12,519	$(5,674)	$(6)	$(1,799)	$7,191	$869	$8,060
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

CUMMINS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. NATURE OF OPERATIONS
Cummins Inc. (“Cummins,” “we,” “our” or “us”) was founded in 1919 as Cummins Engine Company, a corporation in Columbus, Indiana, and one of the first diesel engine manufacturers. In 2001, we changed our name to Cummins Inc. We are a global power leader that designs, manufactures, distributes and services diesel and natural gas engines and powertrain-related component products (including filtration, aftertreatment, turbochargers, fuel systems, controls systems, air handling systems and automated transmissions), electric power generation systems, batteries, electrified power systems, hydrogen generation and fuel cell products. We sell our products to original equipment manufacturers (OEMs), distributors, dealers and other customers worldwide. We serve our customers through a network of approximately 600 wholly-owned and independent distributor locations and over 7,600 dealer locations in more than 190 countries and territories.
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
Reporting Period
Our reporting period usually ends on the Sunday closest to the last day of the quarterly calendar period. The third quarters of 2019 and 2018 ended on September 29 and September 30, respectively. Our fiscal year ends on December 31, regardless of the day of the week on which December 31 falls.
Weighted-Average Diluted Shares Outstanding
The weighted-average diluted common shares outstanding excludes the anti-dilutive effect of certain stock options since such options had an exercise price in excess of the monthly average market value of our common stock. The options excluded from diluted earnings per share were as follows:

	Three months ended		Nine months ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Options excluded	874,604	1,481,750	631,042	799,337

NOTE 3. REVENUE RECOGNITION
Long-term Contracts

Most of our contracts are for a period of less than one year. We have certain long-term maintenance agreements, construction contracts and extended warranty coverage arrangements that span a period in excess of one year. The aggregate amount of the transaction price for long-term maintenance agreements and construction contracts allocated to performance obligations that have not been satisfied as of September 29, 2019, was $809 million. We expect to recognize the related revenue of $180 million over the next 12 months and $629 million over periods up to 10 years. See NOTE 11, "PRODUCT WARRANTY LIABILITY," for additional disclosures on extended warranty coverage arrangements. Our other contracts generally are for a duration of less than one year, include payment terms that correspond to the timing of cost incurred when providing goods and services to our customers or represent sale-based royalties.

Deferred and Unbilled Revenue
The following is a summary of our unbilled and deferred revenue and related activity:

In millions	September 29, 2019	December 31, 2018
Unbilled revenue	$75	$64
Deferred revenue, primarily extended warranty	1,314	1,156

We recognized revenue of $79 million and $282 million for the three and nine months ended September 29, 2019, compared with $71 million and $277 million for the comparable periods in 2018, that was included in the deferred revenue balance at the beginning of each year. We did not record any impairment losses on our unbilled revenues during the three and nine months ended September 29, 2019.
Disaggregation of Revenue
Consolidated Revenue
The table below presents our consolidated sales by geographic area. Net sales attributed to geographic areas were based on the location of the customer.

	Three months ended		Nine months ended
In millions	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
United States	$3,414	$3,407	$10,461	$9,829
China	481	559	1,698	1,753
India	185	240	643	722
Other international	1,688	1,737	5,191	5,341
Total net sales	$5,768	$5,943	$17,993	$17,645

Segment Revenue
Engine segment external sales by market were as follows:

	Three months ended		Nine months ended
In millions	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Heavy-duty truck	$635	$769	$2,112	$2,113
Medium-duty truck and bus	525	613	1,765	1,954
Light-duty automotive	451	446	1,216	1,099
Total on-highway	1,611	1,828	5,093	5,166
Off-highway	211	254	786	779
Total sales	$1,822	$2,082	$5,879	$5,945

Distribution segment external sales by region were as follows:

	Three months ended		Nine months ended
In millions	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
North America	$1,373	$1,331	$4,139	$3,954
Asia Pacific	224	223	667	621
Europe	135	113	380	387
China	82	77	264	238
Africa and Middle East	60	55	170	178
Latin America	48	42	134	125
India	46	49	142	142
Russia	33	37	113	117
Total sales	$2,001	$1,927	$6,009	$5,762

Distribution segment external sales by product line were as follows:

	Three months ended		Nine months ended
In millions	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Parts	$796	$797	$2,464	$2,415
Power generation	466	359	1,292	1,029
Service	376	372	1,109	1,091
Engines	363	399	1,144	1,227
Total sales	$2,001	$1,927	$6,009	$5,762

Components segment external sales by business were as follows:

	Three months ended		Nine months ended
In millions	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Emission solutions	$660	$677	$2,144	$2,096
Filtration	249	242	771	756
Turbo technologies	151	173	522	571
Automated transmissions	146	150	451	408
Electronics and fuel systems	47	55	167	181
Total sales	$1,253	$1,297	$4,055	$4,012

Power Systems segment external sales by product line were as follows:

	Three months ended		Nine months ended
In millions	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Power generation	$372	$366	$1,060	$1,066
Industrial	227	184	704	593
Generator technologies	84	86	266	263
Total sales	$683	$636	$2,030	$1,922

NOTE 4. PENSIONS AND OTHER POSTRETIREMENT BENEFITS
We sponsor funded and unfunded domestic and foreign defined benefit pension and other postretirement benefit plans. Contributions to these plans were as follows:

	Three months ended		Nine months ended
In millions	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Defined benefit pension plans
Voluntary contribution	$26	$4	$88	$11
Mandatory contribution	7	6	22	17
Defined benefit pension contributions	$33	$10	$110	$28

Other postretirement benefit plans
Benefit payments, net	$5	$11	$20	$16

Defined contribution pension plans	$23	$21	$80	$82

During the remainder of 2019, we anticipate making additional defined benefit pension contributions of $13 million for our U.S. and U.K. pension plans. Approximately $91 million of the estimated $123 million of pension contributions for the full year are voluntary. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2019 net periodic pension cost to approximate $64 million.
The components of net periodic pension and other postretirement benefit costs under our plans were as follows:

	Pension
	U.S. Plans		U.K. Plans		Other Postretirement Benefits
	Three months ended
In millions	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Service cost	$29	$30	$6	$7	$—	$—
Interest cost	27	25	10	10	3	3
Expected return on plan assets	(47)	(49)	(16)	(17)	—	—
Recognized net actuarial loss	4	8	3	7	—	—
Net periodic benefit cost	$13	$14	$3	$7	$3	$3

	Pension
	U.S. Plans		U.K. Plans		Other Postretirement Benefits
	Nine months ended
In millions	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Service cost	$87	$90	$19	$22	$—	$—
Interest cost	81	74	32	31	8	8
Expected return on plan assets	(142)	(147)	(52)	(53)	—	—
Amortization of prior service cost	1	—	1	—	—	—
Recognized net actuarial loss	12	25	9	22	—	—
Net periodic benefit cost	$39	$42	$9	$22	$8	$8

NOTE 5. EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES
Equity, royalty and interest income from investees included in our Condensed Consolidated Statements of Net Income for the reporting periods was as follows:

	Three months ended		Nine months ended
In millions	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Manufacturing entities
Beijing Foton Cummins Engine Co., Ltd.	$15	$18	$56	$63
Dongfeng Cummins Engine Company, Ltd.	10	13	40	47
Chongqing Cummins Engine Company, Ltd.	10	11	32	43
All other manufacturers	21	30	76	100
Distribution entities
Komatsu Cummins Chile, Ltda.	6	5	19	18
All other distributors	1	—	—	—
Cummins share of net income	63	77	223	271
Royalty and interest income	5	13	33	44
Equity, royalty and interest income from investees	$68	$90	$256	$315

NOTE 6. INCOME TAXES

Our effective tax rate for the year is expected to approximate 21.5 percent, excluding any discrete tax items that may arise.
Our effective tax rates for the three and nine months ended September 29, 2019, were 18.4 percent and 20.3 percent, respectively.
The three months ended September 29, 2019, contained $23 million, or $0.14 per share, of favorable net discrete tax items, primarily due to withholding taxes and provision to return adjustments. The nine months ended September 29, 2019, contained $30 million, or $0.19 per share, of favorable net discrete tax items, primarily due to withholding taxes and provision to return adjustments.
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
The nine months ended September 30, 2018, contained $37 million, or $0.23 per share, of unfavorable net discrete tax items, primarily due to $48 million of unfavorable discrete items related to the Tax Legislation, partially offset by $11 million of other favorable discrete items. See Note 4. "INCOME TAXES" of the Notes to the Consolidated Financial Statements of our 2018 Form 10-K for additional information.

NOTE 7. MARKETABLE SECURITIES
A summary of marketable securities, all of which were classified as current, was as follows:

	September 29, 2019			December 31, 2018
In millions	Cost	Gross unrealized gains/(losses)(1)	Estimated fair value	Cost	Gross unrealized gains/(losses)(1)	Estimated fair value
Equity securities
Certificates of deposit	$147	$—	$147	$101	$—	$101
Debt mutual funds	132	3	135	103	1	104
Equity mutual funds	16	3	19	16	—	16
Bank debentures	1	—	1	—	—	—
Debt securities	1	—	1	1	—	1
Total marketable securities	$297	$6	$303	$221	$1	$222
____________________________________
(1) Unrealized gains and losses for debt securities are recorded in other comprehensive income while unrealized gains and losses for equity securities are recorded in "Other income, net" in our Condensed Consolidated Statements of Net Income.

All debt securities are classified as available-for-sale. All marketable securities presented use a Level 2 fair value measure. The fair value of Level 2 securities is estimated using actively quoted prices for similar instruments from brokers and observable inputs where available, including market transactions and third-party pricing services, or net asset values provided to investors. We do not currently have any Level 3 securities and there were no transfers between Level 2 or 3 during the first nine months of 2019 or for the year ended December 31, 2018.

A description of the valuation techniques and inputs used for our Level 2 fair value measures is as follows:

•
Certificates of deposit and bank debentures — These investments provide us with a contractual rate of return and generally range in maturity from three months to five years. The counterparties to these investments are reputable financial institutions with investment grade credit ratings. Since these instruments are not tradable and must be settled directly by us with the respective financial institution, our fair value measure is the financial institution's month-end statement.

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

The proceeds from sales and maturities of marketable securities were as follows:

	Nine months ended
In millions	September 29, 2019	September 30, 2018
Proceeds from sales of marketable securities	$179	$234
Proceeds from maturities of marketable securities	117	64
Investments in marketable securities - liquidations	$296	$298

NOTE 8. INVENTORIES
Inventories are stated at the lower of cost or market. Inventories included the following:

In millions	September 29, 2019	December 31, 2018
Finished products	$2,421	$2,405
Work-in-process and raw materials	1,526	1,487
Inventories at FIFO cost	3,947	3,892
Excess of FIFO over LIFO	(126)	(133)
Total inventories	$3,821	$3,759

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

We adopted the new standard on January 1, 2019, using a modified retrospective approach and as a result did not adjust prior periods. Adoption of the standard resulted in the recording of $450 million of operating lease ROU assets and operating lease liabilities, but did not have a material impact on our net income or cash flows. The cumulative effect adjustment of adopting the new standard was not material. We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification and to not re-evaluate existing contracts as to whether or not they contained a lease.
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
Lease expense for operating leases is recognized on a straight-line basis over the lease term. Lease expense for finance leases are generally front-loaded as the finance lease ROU asset is depreciated on a straight-line basis, but interest expense on the liability is recognized utilizing the interest method that results in more expense during the early years of the lease. We have lease agreements with lease and non-lease components, primarily related to real estate, vehicle and information technology (IT) assets. For vehicle and real estate leases, we account for the lease and non-lease components as a single lease component. For IT leases, we allocate the payment between the lease and non-lease components based on the relative value of each component.

Leases

Our lease portfolio consists primarily of real estate and equipment leases. Our real estate leases primarily consist of office, distribution, warehousing and manufacturing facilities. These leases typically range in term from 2 to 30 years and may contain renewal options for periods up to 2 years at our discretion. Our equipment lease portfolio consists primarily of vehicles (including service vehicles), forktrucks and IT equipment. These leases typically range in term from two years to three years and may contain renewal options. Our leases generally do not contain variable lease payments other than (1) certain foreign real estate leases which have payments indexed to inflation and (2) certain real estate executory costs (such as taxes, insurance and maintenance), which are paid based on actual expenses incurred by the lessor during the year. Our leases generally do not include residual value guarantees other than our service vehicle fleet, which has a residual guarantee based on a percentage of the original cost declining over the lease term.

The components of our lease expense were as follows:

	Three months ended	Nine months ended
In millions	September 29, 2019	September 29, 2019
Operating lease cost	$51	$155
Finance lease cost
Amortization of right-of-use asset	3	12
Interest expense	1	7
Short-term lease cost	2	4
Variable lease cost	2	4
Total lease cost	$59	$182

Supplemental balance sheet information related to leases:

In millions	September 29, 2019	Balance Sheet Location
Assets
Operating lease assets	$446	Other assets
Finance lease assets(1)	124	Property, plant and equipment, net
Total lease assets	$570

Liabilities
Current
Operating	$124	Other accrued expenses
Finance	12	Current maturities of long-term debt
Long-term
Operating	333	Other liabilities
Finance	110	Long-term debt
Total lease liabilities	$579
____________________________________
(1) Finance lease assets are recorded net of accumulated amortization of $62 million at September 29, 2019.

Supplemental cash flow and other information related to leases:

	Three months ended	Nine months ended
In millions	September 29, 2019	September 29, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$38	$115
Operating cash flows from finance leases	2	7
Financing cash flows from finance leases	3	10

Right-of-use assets obtained in exchange for lease obligations
Operating leases	51	129
Finance leases	1	7

Additional information related to leases:

September 29, 2019
Weighted-average remaining lease term (in years)
Operating leases	5.3
Finance leases	13.9

Weighted-average discount rate
Operating leases	3.3%
Finance leases	7.2%

Following is a summary of the future minimum lease payments due to finance and operating leases with terms of more than one year at September 29, 2019, together with the net present value of the minimum payments due to finance leases:

In millions	Finance Leases	Operating Leases
2019	$5	$38
2020	19	129
2021	16	102
2022	15	77
2023	14	51
After 2023	146	110
Total minimum lease payments	215	507
Interest	(93)	(50)
Present value of net minimum lease payments	$122	$457

Following is a summary of the future minimum lease payments due to capital and operating leases with terms of more than one year at December 31, 2018, together with the net present value of the minimum payments due to capital leases under the previous lease standard:

In millions	Capital Leases	Operating Leases
2019	$30	$138
2020	21	109
2021	16	81
2022	14	60
2023	13	39
After 2023	144	81
Total minimum lease payments	$238	$508
Interest	(106)
Present value of net minimum lease payments	$132

NOTE 10. DEBT
Loans Payable and Commercial Paper
Loans payable, commercial paper and the related weighted-average interest rates were as follows:

In millions	September 29, 2019	December 31, 2018
Loans payable (1)	$103	$54
Commercial paper (2)	902	780
____________________________________
(1) Loans payable consist primarily of notes payable to various domestic and international financial institutions and it is not practicable to aggregate these notes and calculate a quarterly weighted-average interest rate.
(2) The weighted-average interest rate, inclusive of all brokerage fees, was 2.18 percent and 2.59 percent at September 29, 2019 and December 31, 2018, respectively.
We can issue up to $3.5 billion of unsecured, short-term promissory notes ("commercial paper") pursuant to our board authorized commercial paper programs. The programs facilitate the private placement of unsecured short-term debt through third party brokers. We intend to use the net proceeds from the commercial paper borrowings for general corporate purposes.
Revolving Credit Facilities
On August 21, 2019, we entered into an amended and restated 364-day credit agreement that allows us to borrow up to $1.5 billion of unsecured funds at any time through August 18, 2020. This credit agreement amends and restates the prior $1.5 billion 364-day credit facility that matured on August 21, 2019.
We have access to committed credit facilities that total $3.5 billion, including the new $1.5 billion 364-day facility that expires August 19, 2020 and a $2.0 billion five-year facility that expires on August 22, 2023. We intend to maintain credit facilities of a similar aggregate amount by renewing or replacing these facilities before expiration. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and for general corporate purposes.

At September 29, 2019, the $902 million of outstanding commercial paper effectively reduced the $3.5 billion of revolving credit capacity to $2.6 billion and we had an additional $200 million available for borrowings under our international and other domestic credit facilities.

Long-term Debt
A summary of long-term debt was as follows:

In millions	Interest Rate	September 29, 2019	December 31, 2018
Long-term debt
Senior notes, due 2023	3.65%	$500	$500
Debentures, due 2027	6.75%	58	58
Debentures, due 2028	7.125%	250	250
Senior notes, due 2043	4.875%	500	500
Debentures, due 2098(1)	5.65%	165	165
Other debt		70	64
Unamortized discount		(50)	(52)
Fair value adjustments due to hedge on indebtedness		41	25
Finance leases		122	132
Total long-term debt		1,656	1,642
Less: Current maturities of long-term debt		37	45
Long-term debt		$1,619	$1,597

____________________________________
(1) The effective interest rate on this debt is 7.48%.
Principal payments required on long-term debt during the next five years are as follows:

In millions	2019	2020	2021	2022	2023
Principal payments	$16	$30	$45	$9	$507

Interest Rate Risk
In the third quarter, we entered into a series of interest rate lock agreements to reduce the variability of the cash flows of the interest payments on $250 million of fixed rate debt forecast to be issued in 2023 to replace our Senior notes at maturity. The terms of the rate locks mirror those of the debt, matching the time period of the expected fixed rate debt issuance and the expected timing of interest payments on that debt. The gains and losses on these derivative instruments will be initially recorded in "Other comprehensive income" and will be released to earnings in "Interest expense" in future periods to reflect the difference in (1) the fixed rates economically locked in at the inception of the hedge and (2) the actual fixed rates established in the debt instrument at issuance. The loss included in "Other comprehensive income" for the three months ended September 29, 2019 was $28 million.
Fair Value of Debt
Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair values and carrying values of total debt, including current maturities, were as follows:

In millions	September 29, 2019	December 31, 2018
Fair value of total debt (1)	$3,031	$2,679
Carrying values of total debt	2,661	2,476
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

NOTE 11. PRODUCT WARRANTY LIABILITY
A tabular reconciliation of the product warranty liability, including the deferred revenue related to our extended warranty coverage and accrued product campaigns was as follows:

	Nine months ended
In millions	September 29, 2019	September 30, 2018
Balance, beginning of year	$2,208	$1,687
Provision for base warranties issued	360	337
Deferred revenue on extended warranty contracts sold	254	211
Provision for product campaigns issued	163	456
Payments made during period	(431)	(313)
Amortization of deferred revenue on extended warranty contracts	(174)	(179)
Changes in estimates for pre-existing product warranties	(16)	18
Foreign currency translation and other	(9)	(6)
Balance, end of period	$2,355	$2,211

We recognized supplier recoveries of $3 million and $64 million for the three and nine months ended September 29, 2019, compared with $3 million and $16 million for the comparable periods in 2018.
Warranty related deferred revenues and the long-term portion of the warranty liabilities on our Condensed Consolidated Balance Sheets were as follows:

In millions	September 29, 2019	December 31, 2018	Balance Sheet Location
Deferred revenue related to extended coverage programs
Current portion	$225	$227	Current portion of deferred revenue
Long-term portion	668	587	Deferred revenue
Total	$893	$814

Product warranty
Current portion	$817	$654	Current portion of accrued product warranty
Long-term portion	645	740	Accrued product warranty
Total	$1,462	$1,394

Total warranty accrual	$2,355	$2,208

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

The campaigns launched in the third quarter of 2018 and are being completed in phases across the affected population with a projection to be substantially complete by December 31, 2020. The total engine system campaign charge, excluding supplier recoveries, was $410 million. At September 29, 2019, the remaining accrual balance was $279 million.
NOTE 12. SUPPLEMENTAL BALANCE SHEET DATA

Other accrued expenses included the following:

In millions	September 29, 2019	December 31, 2018
Marketing accruals	$208	$199
Other taxes payable	185	196
Income taxes payable	132	97
Current portion of operating lease liabilities	124	—
Other	348	360
Other accrued expenses	$997	$852

Other liabilities included the following:

In millions	September 29, 2019	December 31, 2018
Operating lease liabilities	$333	$—
Deferred income taxes	301	263
Income taxes payable	293	293
Accrued compensation	161	173
Other long-term liabilities	226	163
Other liabilities	$1,314	$892

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
On April 29, 2019, we announced that we were conducting a formal internal review of our emissions certification process and compliance with emissions standards for our pick-up truck applications, following conversations with the EPA and CARB regarding certification of our engines in model year 2019 RAM 2500 and 3500 trucks. This review is being conducted with external advisors to ensure the certification and compliance processes for all of our pick-up truck applications are consistent with our internal policies, engineering standards and applicable laws. In addition, we voluntarily disclosed our formal internal review to our regulators and to other government agencies, the Department of Justice (DOJ) and the SEC, and have been working cooperatively with them to ensure a complete and thorough review. During conversations with the EPA and CARB about the effectiveness of our pick-up truck applications, the regulators raised concerns that certain aspects of our emissions systems may reduce the effectiveness of our emissions control systems and thereby act as defeat devices. As a result, our internal review focuses, in part, on the regulators’ concerns. We are working closely with the regulators to enhance our emission systems to improve the effectiveness of all of our pick-up truck applications and to fully address the regulators’ requirements. Based on discussions with the regulators, we have developed a new calibration for the engines in model year 2019 RAM 2500 and 3500 trucks that has been included in all engines shipped since September 2019. During our discussions, the regulators have asked us to look at other model years and other engines, though the primary focus of our review has been the model year 2019 RAM. We are also fully cooperating with the DOJ's and the SEC's information requests and inquiries. Due to the continuing nature of our formal review, our ongoing cooperation with our regulators and other government agencies, and the presence of many unknown facts and circumstances, we cannot predict the final outcome of this review and these regulatory and agency processes, and we cannot provide assurance that the matter will not have a materially adverse impact on our results of operations and cash flows.
Guarantees and Commitments
Periodically, we enter into guarantee arrangements, including guarantees of non-U.S. distributor financings, residual value guarantees on equipment under operating leases and other miscellaneous guarantees of joint ventures or third-party obligations. At September 29, 2019, the maximum potential loss related to these guarantees was $54 million.
We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. At September 29, 2019, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $54 million. Most of these arrangements enable us to secure supplies of critical components. We do not currently anticipate paying any penalties under these contracts.
We enter into physical forward contracts with suppliers of platinum and palladium to purchase certain volumes of the commodities at contractually stated prices for various periods, which generally fall within two years. At September 29, 2019, the total commitments under these contracts were $33 million. These arrangements enable us to fix the prices of these commodities, which otherwise are subject to market volatility.
We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance. These performance bonds and other performance-related guarantees were $140 million at September 29, 2019.
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

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE LOSS
Following are the changes in accumulated other comprehensive income (loss) by component for the three months ended:

	Three months ended
In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on debt securities	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at June 30, 2019	$(675)	$(1,156)	$—	$(9)	$(1,840)
Other comprehensive income before reclassifications
Before tax amount	—	(177)	—	(39)	(216)	$(5)	$(221)
Tax benefit (expense)	—	—	—	8	8	—	8
After tax amount	—	(177)	—	(31)	(208)	(5)	(213)
Amounts reclassified from accumulated other comprehensive loss(1)	6	—	—	2	8	—	8
Net current period other comprehensive income (loss)	6	(177)	—	(29)	(200)	$(5)	$(205)
Balance at September 29, 2019	$(669)	$(1,333)	$—	$(38)	$(2,040)

Balance at July 1, 2018	$(668)	$(1,003)	$—	$4	$(1,667)
Other comprehensive income before reclassifications
Before tax amount	—	(139)	2	1	(136)	$(17)	$(153)
Tax benefit (expense)	—	(3)	—	—	(3)	—	(3)
After tax amount	—	(142)	2	1	(139)	(17)	(156)
Amounts reclassified from accumulated other comprehensive loss(1)	13	—	(2)	(4)	7	—	7
Net current period other comprehensive income (loss)	13	(142)	—	(3)	(132)	$(17)	$(149)
Balance at September 30, 2018	$(655)	$(1,145)	$—	$1	$(1,799)
____________________________________
(1) Amounts are net of tax. Reclassifications out of accumulated other comprehensive income (loss) and the related tax effects are immaterial for separate disclosure.

Following are the changes in accumulated other comprehensive income (loss) by component for the nine months ended:

	Nine months ended
In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on debt securities	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at December 31, 2018	$(671)	$(1,138)	$—	$2	$(1,807)
Other comprehensive income before reclassifications
Before tax amount	(22)	(194)	—	(47)	(263)	$(2)	$(265)
Tax benefit (expense)	5	(1)	—	11	15	—	15
After tax amount	(17)	(195)	—	(36)	(248)	(2)	(250)
Amounts reclassified from accumulated other comprehensive loss(1)	19	—	—	(4)	15	—	15
Net current period other comprehensive income (loss)	2	(195)	—	(40)	(233)	$(2)	$(235)
Balance at September 29, 2019	$(669)	$(1,333)	$—	$(38)	$(2,040)

Balance at December 31, 2017	$(689)	$(812)	$1	$(3)	$(1,503)
Other comprehensive income before reclassifications
Before tax amount	(8)	(342)	2	16	(332)	$(41)	$(373)
Tax benefit (expense)	2	9	—	(6)	5	—	5
After tax amount	(6)	(333)	2	10	(327)	(41)	(368)
Amounts reclassified from accumulated other comprehensive loss(1)	40	—	(3)	(6)	31	1	32
Net current period other comprehensive income (loss)	34	(333)	(1)	4	(296)	$(40)	$(336)
Balance at September 30, 2018	$(655)	$(1,145)	$—	$1	$(1,799)

____________________________________
(1) Amounts are net of tax. Reclassifications out of accumulated other comprehensive income (loss) and the related tax effects are immaterial for separate disclosure.

NOTE 15. ACQUISITIONS
Acquisitions for the nine months ended September 29, 2019 and September 30, 2018 were as follows:

Entity Acquired (Dollars in millions)	Date of Acquisition	Additional Percent Interest Acquired	Payments to Former Owners	Acquisition Related Debt Retirements	Total Purchase Consideration		Type of Acquisition(1)	Goodwill Acquired	Intangibles Recognized(2)	Net Sales Previous Fiscal Year Ended
2019
Hydrogenics Corporation	09/09/19	81%	$235	$—	$235		COMB	$166	$158	$34
2018
Efficient Drivetrains, Inc.	08/15/18	100%	$51	$2	$64	(3)	COMB	$49	$15	$3
Johnson Matthey Battery Systems, Ltd.	01/31/18	100%	9	—	9		COMB	—	5	3

____________________________________________________
(1) Newly consolidated entities were accounted for as business combinations (COMB) and were included in the Electrified Power Segment on the date of acquisition.
(2) Intangible assets acquired in business combinations were mostly technology and customer related, the majority of which will be amortized over a period of up to 20 years from the date of the acquisition.
(3) The "Total Purchase Consideration" represents the total amount that will or is estimated to be paid to complete the acquisition. A portion of the acquisition payment has not yet been made and will be paid in future periods in accordance with the purchase contract.

Hydrogenics Corporation
On September 9, 2019, we acquired an 81 percent interest in Hydrogenics Corporation for total consideration of $235 million. The Hydrogen Company, a wholly-owned subsidiary of L’Air Liquide, S.A., will maintain a non-controlling interest in Hydrogenics. We accounted for the transaction as a business combination and included it in the Electrified Power segment in the third quarter of 2019. We have not yet assigned this business to a reporting unit for goodwill impairment purposes. The preliminary purchase price allocation was as follows:

In millions
Inventory	$21
Other current assets	25
Intangible assets
Technology assets	94
Customer relationships	28
In-process research and development	35
Other intangible assets	1
Goodwill	166
Other assets	18
Current liabilities	(50)
Other liabilities	(47)
Total business valuation	291
Less: Noncontrolling interest	56
Total purchase consideration	$235

At September 29, 2019, our purchase accounting was not complete. The above table represents our current estimate of the allocation. We are reviewing and validating the significant assumptions used to value the intangible assets and expect that these amounts could change as we finalize our allocation by the end of 2019. We expect the "Intangible assets" to be amortized over periods ranging from 3 to 20 years. We are also validating our calculations related to deferred tax assets and liabilities.
"Goodwill" was determined based on the residual difference between the fair value of consideration transferred and the value assigned to tangible and intangible assets and liabilities. The goodwill amount is provisional and subject to changes, pending the completion of the valuation of acquired assets and liabilities. The goodwill amount will not be deductible for tax purposes. Among the factors contributing to a purchase price resulting in the recognition of goodwill are the acquisition of engineering talent in the fuel cell space, the ability to be one of the forerunners in the development of clean fuel cell energy and the continued opportunity to expand our position as a global power leader.
This business was included in our September results but the amounts were not significant. Pro forma financial information was not provided as the historical financial statement activity of Hydrogenics is not material to our consolidated results.
NOTE 16. OPERATING SEGMENTS
Operating segments under GAAP are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (CODM), or decision-making group, in deciding how to allocate resources and in assessing performance. Our CODM is the President and Chief Operating Officer.
Our reportable operating segments consist of Engine, Distribution, Components, Power Systems and Electrified Power. This reporting structure is organized according to the products and markets each segment serves. The Engine segment produces engines (15 liters and smaller) and associated parts for sale to customers in on-highway and various off-highway markets. Our engines are used in trucks of all sizes, buses and recreational vehicles, as well as in various industrial applications, including construction, agriculture, power generation systems and other off-highway applications. The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets and service parts, as well as performing service and repair activities on our products and maintaining relationships with various OEMs throughout the world. The Components segment sells filtration products, aftertreatment systems, turbochargers, electronics, fuel systems and automated transmissions. The Power Systems segment is an integrated power provider, which designs, manufactures and sells engines (16 liters and larger) for industrial applications (including mining, oil and gas, marine and rail), standby and prime power generator sets, alternators and other power components. The Electrified Power segment designs, manufactures, sells and supports electrified power systems ranging from fully electric to hybrid and, with the acquisition of Hydrogenics Corporation in the third quarter of 2019, also offers hydrogen generation, and fuel cell products. We continue to serve all our markets as they adopt electrification and alternative power technologies, meeting the needs of our OEM partners and end customers.
We use EBITDA (defined as earnings before interest expense, income taxes, noncontrolling interests, depreciation and amortization) as the primary basis for the CODM to evaluate the performance of each of our reportable operating segments. Segment amounts exclude certain expenses not specifically identifiable to segments.
The accounting policies of our operating segments are the same as those applied in our Condensed Consolidated Financial Statements. We prepared the financial results of our operating segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. We allocate certain common costs and expenses, primarily corporate functions, among segments differently than we would for stand-alone financial information prepared in accordance with GAAP. These include certain costs and expenses of shared services, such as information technology, human resources, legal, finance and supply chain management. We do not allocate gains (losses) of corporate owned life insurance to individual segments. EBITDA may not be consistent with measures used by other companies.

Summarized financial information regarding our reportable operating segments for the three months ended is shown in the table below:

In millions	Engine	Distribution	Components	Power Systems	Electrified Power	Total Segments	Intersegment Eliminations (1)	Total
Three months ended September 29, 2019
External sales	$1,822	$2,001	$1,253	$683	$9	$5,768	$—	$5,768
Intersegment sales	594	3	397	443	—	1,437	(1,437)	—
Total sales	2,416	2,004	1,650	1,126	9	7,205	(1,437)	5,768
Research, development and engineering expenses	79	7	73	58	25	242	—	242
Equity, royalty and interest income from investees	34	12	9	13	—	68	—	68
Interest income	5	4	2	3	—	14	—	14
Segment EBITDA	341	186	286	158	(36)	935	23	958
Depreciation and amortization (2)	50	29	67	29	2	177	—	177

Three months ended September 30, 2018
External sales	$2,082	$1,927	$1,297	$636	$1	$5,943	$—	$5,943
Intersegment sales	644	4	457	471	1	1,577	(1,577)	—
Total sales	2,726	1,931	1,754	1,107	2	7,520	(1,577)	5,943
Research, development and engineering expenses	74	5	71	57	22	229	—	229
Equity, royalty and interest income from investees	55	9	12	14	—	90	—	90
Interest income	3	4	1	1	—	9	—	9
Segment EBITDA	405	155	288	163	(30)	981	2	983
Depreciation and amortization (2)	46	27	44	29	2	148	—	148
____________________________________
(1) Includes intersegment sales, intersegment profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses for the three months ended September 29, 2019 and September 30, 2018.
(2) Depreciation and amortization, as shown on a segment basis, excludes the amortization of debt discount and deferred costs included in the Condensed Consolidated Statements of Net Income as "Interest expense." A portion of depreciation expense is included in "Research, development and engineering expenses."

Summarized financial information regarding our reportable operating segments for the nine months ended is shown in the table below:

In millions	Engine	Distribution	Components	Power Systems	Electrified Power	Total Segments	Intersegment Eliminations (1)	Total
Nine months ended September 29, 2019
External sales	$5,879	$6,009	$4,055	$2,030	$20	$17,993	$—	$17,993
Intersegment sales	1,893	24	1,302	1,376	—	4,595	(4,595)	—
Total sales	7,772	6,033	5,357	3,406	20	22,588	(4,595)	17,993
Research, development and engineering expenses	245	21	223	171	70	730	—	730
Equity, royalty and interest income from investees	152	35	30	39	—	256	—	256
Interest income	13	12	6	7	—	38	—	38
Segment EBITDA	1,195	529	908	469	(98)	3,003	46	3,049
Depreciation and amortization(2)	151	86	160	88	6	491	—	491

Nine months ended September 30, 2018
External sales	$5,945	$5,762	$4,012	$1,922	$4	$17,645	$—	$17,645
Intersegment sales	1,923	16	1,382	1,505	1	4,827	(4,827)	—
Total sales	7,868	5,778	5,394	3,427	5	22,472	(4,827)	17,645
Research, development and engineering expenses	229	15	195	174	45	658	—	658
Equity, royalty and interest income from investees	189	33	42	51	—	315	—	315
Interest income	8	9	4	5	—	26	—	26
Segment EBITDA	1,053	423	752	491	(61)	2,658	(78)	2,580
Depreciation and amortization(2)	142	81	137	91	4	455	—	455

____________________________________
(1) Includes intersegment sales, intersegment profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses for the nine months ended September 29, 2019 and September 30, 2018.
(2) Depreciation and amortization, as shown on a segment basis, excludes the amortization of debt discount and deferred costs included in the Condensed Consolidated Statements of Net Income as "Interest expense." The amortization of debt discount and deferred costs was $2 million and $1 million for the nine months ended September 29, 2019 and September 30, 2018, respectively. A portion of depreciation expense is included in "Research, development and engineering expenses."

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Net Income is shown in the table below:

	Three months ended		Nine months ended
In millions	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Total EBITDA	$958	$983	$3,049	$2,580
Less:
Depreciation and amortization	177	148	491	455
Interest expense	26	30	87	82
Income before income taxes	$755	$805	$2,471	$2,043

NOTE 17. RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION
Certain parts of this quarterly report contain forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that are based on current expectations, estimates and projections about the industries in which we operate and management’s beliefs and assumptions. Forward-looking statements are generally accompanied by words such as "anticipates," "expects," "forecasts," "intends," "plans," "believes," "seeks," "estimates," "could," "should" or words of similar meaning. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which we refer to as "future factors," which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Some future factors that could cause our results to differ materially from the results discussed in such forward-looking statements are discussed below and shareholders, potential investors and other readers are urged to consider these future factors carefully in evaluating forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. Future factors that could affect the outcome of forward-looking statements include the following:

•	any adverse results of our internal review into our emissions certification process and compliance with emissions standards;

•	a sustained slowdown or significant downturn in our markets;

•	changes in the engine outsourcing practices of significant customers;

•	the development of new technologies that reduce demand for our current products and services;

•	increased scrutiny from regulatory agencies, as well as unpredictability in the adoption, implementation and enforcement of emissions standards around the world;

•	product recalls;

•	policy changes in international trade;

•	the U.K.'s decision to end its membership in the European Union;

•	lower than expected acceptance of new or existing products or services;

•	a slowdown in infrastructure development and/or depressed commodity prices;

•	supply shortages and supplier financial risk, particularly from any of our single-sourced suppliers;

•	exposure to potential security breaches or other disruptions to our information technology systems and data security;

•	a major customer experiencing financial distress;

•	the actions of, and income from, joint ventures and other investees that we do not directly control;

•	our plan to reposition our portfolio of product offerings through exploration of strategic acquisitions and divestitures and related uncertainties of entering such transactions;

•	failure to realize expected results from our investment in Eaton Cummins Automated Transmission Technologies joint venture;

•	competitor activity;

•	increasing competition, including increased global competition among our customers in emerging markets;

•	foreign currency exchange rate changes;

•	variability in material and commodity costs;

•	political, economic and other risks from operations in numerous countries;

•	changes in taxation;

•	global legal and ethical compliance costs and risks;

•	aligning our capacity and production with our demand;

•	product liability claims;

•	increasingly stringent environmental laws and regulations;

•	future bans or limitations on the use of diesel-powered products;

•	the price and availability of energy;

•	the performance of our pension plan assets and volatility of discount rates;

•	labor relations;

•	changes in accounting standards;

•	our sales mix of products;

•	protection and validity of our patent and other intellectual property rights;

•	the outcome of pending and future litigation and governmental proceedings;

•	continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support our future business; and

•	other risk factors described in our 2018 Form 10-K, Part I, Item 1A. under the caption “Risk Factors.”
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

ORGANIZATION OF INFORMATION
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) was prepared to provide the reader with a view and perspective of our business through the eyes of management and should be read in conjunction with our Management's Discussion and Analysis of Financial Condition and Results of Operations section of our 2018 Form 10-K. Our MD&A is presented in the following sections:

•	EXECUTIVE SUMMARY AND FINANCIAL HIGHLIGHTS

•	RESULTS OF OPERATIONS

•	OPERATING SEGMENT RESULTS

•	OUTLOOK

•	LIQUIDITY AND CAPITAL RESOURCES

•	APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

•	RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

EXECUTIVE SUMMARY AND FINANCIAL HIGHLIGHTS
We are a global power leader that designs, manufactures, distributes and services diesel and natural gas engines and powertrain-related component products (including filtration, aftertreatment, turbochargers, fuel systems, controls systems, air handling systems and automated transmissions), electric power generation systems, batteries, electrified power systems, hydrogen generation and fuel cell products. We sell our products to original equipment manufacturers (OEMs), distributors, dealers and other customers worldwide. We have long-standing relationships with many of the leading manufacturers in the markets we serve, including PACCAR Inc, Navistar International Corporation, Daimler Trucks North America and Fiat Chrysler Automobiles (Chrysler). We serve our customers through a network of approximately 600 wholly-owned and independent distributor locations and over 7,600 dealer locations in more than 190 countries and territories.
Our reportable operating segments consist of Engine, Distribution, Components, Power Systems and Electrified Power. This reporting structure is organized according to the products and markets each segment serves. The Engine segment produces engines (15 liters and smaller) and associated parts for sale to customers in on-highway and various off-highway markets. Our engines are used in trucks of all sizes, buses and recreational vehicles, as well as in various industrial applications, including construction, agriculture, power generation systems and other off-highway applications. The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets and service parts, as well as performing service and repair activities on our products and maintaining relationships with various OEMs throughout the world. The Components segment sells filtration products, aftertreatment systems, turbochargers, electronics, fuel systems and automated transmissions. The Power Systems segment is an integrated power provider, which designs, manufactures and sells engines (16 liters and larger) for industrial applications (including mining, oil and gas, marine and rail), standby and prime power generator sets, alternators and other power components. The Electrified Power segment designs, manufactures, sells and supports electrified power systems ranging from fully electric to hybrid and, with the acquisition of Hydrogenics Corporation in the third quarter of 2019, also offers hydrogen generation, and fuel cell products. We continue to serve all our markets as they adopt electrification and alternative power technologies, meeting the needs of our OEM partners and end customers.
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
Worldwide revenues decreased 3 percent in the three months ended September 29, 2019, compared to the same period in 2018, as lower sales in Engine and Components segments were partially offset by higher sales in the Distribution and Power Systems segments. International demand (excludes the U.S. and Canada) declined by 8 percent, with lower sales in most regions. The decrease in international sales was principally due to lower on-highway demand (mainly the light-commercial vehicle (LCV) market in China and truck markets in Western Europe, India and Brazil, which also negatively impacted our turbo technologies and emission solutions businesses), lower off-highway demand in construction markets in China and India and unfavorable foreign currency impacts of 3 percent of international sales (primarily the British pound, Chinese renminbi, Euro and Australian dollar). Net sales in the U.S. and Canada improved less than 1 percent primarily due to increased demand in the pick-up truck market, increased emission solutions sales and sales of power generation equipment to data center customers, mostly offset by decreased demand in the heavy-duty truck market and lower off-highway demand (primarily oil and gas and construction markets).
Worldwide revenues increased 2 percent in the nine months ended September 29, 2019, compared to the same period in 2018, as higher sales in Distribution were partially offset by lower sales in the Engine, Components and Power Systems segments. Net sales in the U.S. and Canada improved by 7 percent, primarily due to increased demand in the North American on-highway markets (mainly in the heavy-duty and medium-duty truck and pick-up markets) and sales of power generation equipment to data center customers, partially offset by lower off-highway demand in oil and gas markets. International demand (excludes the U.S. and Canada) declined by 5 percent, with lower sales in most markets (especially in Europe, India, China and Russia). The decrease in international sales was driven by lower on-highway demand (mainly in the LCV market in China and Russia and truck markets in Western Europe, China and India, which negatively impacted our emission solutions and turbo technologies businesses), unfavorable foreign currency impacts of 4 percent of international sales (primarily the Chinese renminbi, Euro, British pound, Australian dollar, Brazilian real and Indian rupee) and lower off-highway demand in construction markets in

China, partially offset by increased demand in China for both power generation equipment to data center customers and engines for oil and gas markets.
The following tables contain sales and EBITDA (defined as earnings before interest expense, income taxes, noncontrolling interests, depreciation and amortization) by operating segment for the three and nine months ended September 29, 2019 and September 30, 2018. See the section titled "OPERATING SEGMENT RESULTS" for a more detailed discussion of net sales and EBITDA by operating segment including the reconciliation of segment EBITDA to net income attributable to Cummins Inc.

	Three months ended
Operating Segments	September 29, 2019			September 30, 2018			Percent change
		Percent			Percent		2019 vs. 2018
In millions	Sales	of Total	EBITDA	Sales	of Total	EBITDA	Sales	EBITDA
Engine	$2,416	42%	$341	$2,726	46%	$405	(11)%	(16)%
Distribution	2,004	35%	186	1,931	32%	155	4%	20%
Components	1,650	29%	286	1,754	30%	288	(6)%	(1)%
Power Systems	1,126	19%	158	1,107	19%	163	2%	(3)%
Electrified Power	9	—%	(36)	2	—%	(30)	NM	(20)%
Intersegment eliminations	(1,437)	(25)%	23	(1,577)	(27)%	2	(9)%	NM
Total	$5,768	100%	$958	$5,943	100%	$983	(3)%	(3)%
______________________________________
"NM" - not meaningful information
Net income attributable to Cummins was $622 million, or $3.97 per diluted share, on sales of $5.8 billion for the three months ended September 29, 2019, versus the comparable prior year period net income attributable to Cummins of $692 million, or $4.28 per diluted share, on sales of $5.9 billion. The decreases in net income and earnings per diluted share were driven by lower net sales, decreased gross margin, lower equity, royalty and interest income from investees and lower favorable discrete tax items, partially offset by lower variable compensation expenses and favorable foreign currency fluctuations (primarily the British pound). The decreases in gross margin and gross margin percentage were primarily due to lower volumes and tariff impacts, partially offset by favorable pricing, lower material costs and decreased warranty expenses. Diluted earnings per common share for the three months ended September 29, 2019, benefited $0.04 from fewer weighted-average shares outstanding due to the stock repurchase program.

	Nine months ended
Operating Segments	September 29, 2019			September 30, 2018			Percent change
		Percent			Percent		2019 vs. 2018
In millions	Sales	of Total	EBITDA	Sales	of Total	EBITDA	Sales	EBITDA
Engine	$7,772	43%	$1,195	$7,868	45%	$1,053	(1)%	13%
Distribution	6,033	34%	529	5,778	33%	423	4%	25%
Components	5,357	30%	908	5,394	30%	752	(1)%	21%
Power Systems	3,406	19%	469	3,427	19%	491	(1)%	(4)%
Electrified Power	20	—%	(98)	5	—%	(61)	NM	(61)%
Intersegment eliminations	(4,595)	(26)%	46	(4,827)	(27)%	(78)	(5)%	NM
Total	$17,993	100%	$3,049	$17,645	100%	$2,580	2%	18%
______________________________________
"NM" - not meaningful information
Net income attributable to Cummins was $1,960 million, or $12.45 per diluted share, on sales of $18.0 billion for the nine months ended September 29, 2019, versus the comparable prior year period net income attributable to Cummins of $1,562 million, or $9.53 per diluted share, on sales of $17.6 billion. The increases in net income and earnings per diluted share were driven by higher net sales, increased gross margin, an increase in gains on corporate owned life insurance, a lower effective tax rate (due to $30 million of favorable discrete tax items recognized in the first nine months of 2019 and the absence of a net $37 million of unfavorable discrete tax items recognized in the comparable period in 2018) and lower variable compensation expenses, partially offset by higher research, development and engineering expenses and lower equity, royalty and interest income from investees. The increases in gross margin and gross margin percentage were mainly due to lower warranty costs (due to absence of the $368 million engine system campaign accrual recorded in the first half of 2018), increased pricing and lower material costs, partially offset by tariff impacts, unfavorable foreign currency impacts (primarily the Australian dollar, Euro, Brazilian real, Canadian dollar and South African rand, partially offset by the British pound) and lower volumes. See Note 11, "PRODUCT WARRANTY LIABILITY," to the Condensed Consolidated Financial Statements for additional information on the engine system campaign. Diluted earnings per common share for the nine months ended September 29, 2019, benefited $0.10 from fewer weighted-average shares outstanding, primarily due to the stock repurchase programs.
We generated $2,343 million of cash from operations for the nine months ended September 29, 2019, compared to $1,388 million for the comparable period in 2018. Refer to the section titled "Cash Flows" in the "LIQUIDITY AND CAPITAL RESOURCES" section for a discussion of items impacting cash flows.
On August 21, 2019, we entered into an amended and restated 364-day credit agreement that allows us to borrow up to $1.5 billion of unsecured funds at any time through August 18, 2020. This credit agreement amends and restates the prior $1.5 billion 364-day credit facility that matured on August 21, 2019.
Our debt to capital ratio (total capital defined as debt plus equity) at September 29, 2019, was 23.3 percent, compared to 23.1 percent at December 31, 2018. The increase was primarily due to higher outstanding commercial paper. At September 29, 2019, we had $1.9 billion in cash and marketable securities on hand and access to our $3.5 billion credit facilities, if necessary, to meet currently anticipated investment and funding needs. In July 2019, our Board of Directors authorized an increase to our quarterly dividend of 15 percent from $1.14 per share to $1.311 per share.
We expect our effective tax rate for the full year of 2019 to approximate 21.5 percent, excluding any discrete tax items.
In the first nine months of 2019, the investment gain on our U.S. pension trust was 14.7 percent while our U.K. pension trust gain was 18.9 percent. We anticipate making additional defined benefit pension contributions during the remainder of 2019 of $13 million for our U.S. and U.K. pension plans. Approximately $91 million of the estimated $123 million of U.S. and U.K. pension contributions for the full year are voluntary. We expect our 2019 net periodic pension cost to approximate $64 million.
On September 9, 2019, we acquired an 81 percent interest in Hydrogenics Corporation for total consideration of $235 million. The Hydrogen Company, a wholly-owned subsidiary of L’Air Liquide, S.A., will maintain a non-controlling interest in Hydrogenics. We accounted for the transaction as a business combination and included it in the Electrified Power segment in the third quarter of 2019. See Note 15, "ACQUISITIONS," to our Condensed Consolidated Financial Statements for additional information.

On April 29, 2019, we announced that we were conducting a formal internal review of our emissions certification process and compliance with emissions standards for our pick-up truck applications, following conversations with the U.S. Environmental Protection Agency and the California Air Resources Board regarding certification of our engines in the model year 2019 RAM 2500 and 3500 trucks. We voluntarily disclosed our formal internal review to our regulators and to other government agencies, the Department of Justice and the Securities and Exchange Commission (SEC). We are also fully cooperating with the government agencies’ information requests and inquiries. Due to the continuing nature of our formal review, our ongoing cooperation with our regulators and other government agencies, and the presence of many unknown facts and circumstances, we cannot predict the final outcome of this review and these regulatory and agency processes, and we cannot provide assurance that the matter will not have a materially adverse impact on our results of operations and cash flows. See Note 13, "COMMITMENTS AND CONTINGENCIES," to our Condensed Consolidated Financial Statements for additional information.
In October 2019, we initiated a voluntary retirement program for eligible employees in the U.S. Costs for this program will be recognized in the fourth quarter of 2019.

RESULTS OF OPERATIONS

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 29, 2019	September 30, 2018	(Unfavorable)		September 29, 2019	September 30, 2018	(Unfavorable)
In millions, except per share amounts			Amount	Percent			Amount	Percent
NET SALES	$5,768	$5,943	$(175)	(3)%	$17,993	$17,645	$348	2%
Cost of sales	4,274	4,392	118	3%	13,326	13,454	128	1%
GROSS MARGIN	1,494	1,551	(57)	(4)%	4,667	4,191	476	11%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	600	604	4	1%	1,822	1,794	(28)	(2)%
Research, development and engineering expenses	242	229	(13)	(6)%	730	658	(72)	(11)%
Equity, royalty and interest income from investees	68	90	(22)	(24)%	256	315	(59)	(19)%
Other operating income (expense), net	(21)	(5)	(16)	NM	(25)	1	(26)	NM
OPERATING INCOME	699	803	(104)	(13)%	2,346	2,055	291	14%
Interest income	14	9	5	56%	38	26	12	46%
Interest expense	26	30	4	13%	87	82	(5)	(6)%
Other income, net	68	23	45	NM	174	44	130	NM
INCOME BEFORE INCOME TAXES	755	805	(50)	(6)%	2,471	2,043	428	21%
Income tax expense	139	107	(32)	(30)%	501	466	(35)	(8)%
CONSOLIDATED NET INCOME	616	698	(82)	(12)%	1,970	1,577	393	25%
Less: Net (loss) income attributable to noncontrolling interests	(6)	6	12	NM	10	15	5	33%
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$622	$692	$(70)	(10)%	$1,960	$1,562	$398	25%
Diluted Earnings Per Common Share Attributable to Cummins Inc.	$3.97	$4.28	$(0.31)	(7)%	$12.45	$9.53	$2.92	31%
____________________________________
"NM" - not meaningful information

	Three months ended		Favorable/ (Unfavorable)	Nine months ended		Favorable/ (Unfavorable)
	September 29, 2019	September 30, 2018		September 29, 2019	September 30, 2018
Percent of sales			Percentage Points			Percentage Points
Gross margin	25.9%	26.1%	(0.2)	25.9%	23.8%	2.1
Selling, general and administrative expenses	10.4%	10.2%	(0.2)	10.1%	10.2%	0.1
Research, development and engineering expenses	4.2%	3.9%	(0.3)	4.1%	3.7%	(0.4)
Net Sales
Net sales for the three months ended September 29, 2019, decreased by $175 million versus the comparable period in 2018. The primary drivers were as follows:

•	Engine segment sales decreased 11 percent due to lower demand in global construction markets, especially in China and North America, and lower volumes in the North American heavy-duty truck market.

•	Components segment sales decreased 6 percent, primarily due to lower truck demand in Western Europe, India and China.

•	Unfavorable foreign currency fluctuations of 1 percent of total sales, primarily in the British pound, Chinese renminbi, Euro and Australian dollar.

These decreases were partially offset by:

•	Distribution segment sales increased 4 percent primarily due to higher demand in North America and Western Europe, especially in the power generation product line.

•
Power Systems sales increased 2 percent primarily due to higher demand in global mining markets and power generation markets in North America, China and Eastern Europe, partially offset by lower oil and gas demand in North America.

Net sales for the nine months ended September 29, 2019, increased $348 million versus the comparable period in 2018. The primary driver was the Distribution segment as sales increased 4 percent, primarily due to higher demand in most geographic regions, especially in North America, and increased demand in the power generation product line.
This increase was partially offset by:

•	Unfavorable foreign currency fluctuations of 2 percent of total sales, primarily in the Chinese renminbi, Euro, British pound, Australian dollar, Brazilian real and Indian rupee.

•
Engine segment sales decreased 1 percent, primarily due to lower demand in China for LCV and off-highway construction markets, lower global bus sales and decreased medium-duty truck demand in Brazil, partially offset by higher volumes in North American heavy-duty and pick-up truck markets.

Sales to international markets (excluding the U.S. and Canada), based on location of customers, for the three and nine months ended September 29, 2019, were 37 percent and 38 percent of total net sales compared with 39 percent and 40 percent of total net sales for the comparable periods in 2018. A more detailed discussion of sales by segment is presented in the “OPERATING SEGMENT RESULTS” section.
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
Gross Margin
Gross margin decreased $57 million for the three months ended September 29, 2019 and decreased 0.2 points as a percentage of sales, versus the comparable period in 2018. The decreases in gross margin and gross margin percentage were primarily due to lower volumes and tariff impacts, partially offset by favorable pricing, lower material costs and decreased warranty expenses.
Gross margin increased $476 million for the nine months ended September 29, 2019 and increased 2.1 points as a percentage of sales versus the comparable period in 2018. The increases in gross margin and gross margin percentage were mainly due to lower warranty costs (due to absence of the $368 million engine system campaign accrual recorded in the first half of 2018), increased pricing and lower material costs, partially offset by tariff impacts, unfavorable foreign currency impacts (primarily the Australian dollar, Euro, Brazilian real, Canadian dollar and South African rand, partially offset by the British pound) and lower volumes. See Note 11, "PRODUCT WARRANTY LIABILITY," to the Condensed Consolidated Financial Statements for additional information.
The provision for base warranties issued as a percent of sales for the three and nine months ended September 29, 2019, was 1.8 percent and 2.0 percent, respectively, compared to 2.0 percent and 1.9 percent for the comparable periods in 2018. A detailed discussion of gross margin by segment is presented in the “OPERATING SEGMENT RESULTS” section.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $4 million for the three months ended September 29, 2019, versus the comparable period in 2018, primarily due to lower variable compensation expenses, partially offset by higher consulting and compensation expenses. Overall, selling, general and administrative expenses, as a percentage of sales, increased to 10.4 percent in the three months ended September 29, 2019, from 10.2 percent in the comparable period in 2018.
Selling, general and administrative expenses increased $28 million for the nine months ended September 29, 2019, versus the comparable period in 2018, primarily due to higher consulting and compensation expenses, partially offset by lower variable compensation expenses. Overall, selling, general and administrative expenses, as a percentage of sales, decreased to 10.1 percent in the nine months ended September 29, 2019, from 10.2 percent in the comparable period in 2018.
Research, Development and Engineering Expenses
Research, development and engineering expenses increased $13 million for the three months ended September 29, 2019, versus the comparable period in 2018, primarily due to increased consulting and compensation expenses and decreased expense recovery, partially offset by lower variable compensation expenses. Overall, research, development and engineering expenses as a percentage of sales increased to 4.2 percent in the three months ended September 29, 2019, from 3.9 percent in the comparable period in 2018.
Research, development and engineering expenses increased $72 million for the nine months ended September 29, 2019, versus the comparable period in 2018, primarily due to increased compensation expense driven by headcount growth, including increased staffing for the Electrified Power segment, decreased expense recovery and increased consulting expenses, partially offset by lower variable compensation expenses. Overall, research, development and engineering expenses as a percentage of sales increased to 4.1 percent in the nine months ended September 29, 2019, from 3.7 percent in the comparable period in 2018. Research activities continue to focus on development of new products to meet future emission standards around the world, improvements in fuel economy performance of diesel and natural gas powered engines and related components as well as development activities around fully electric, hybrid and hydrogen powertrain solutions.
Equity, Royalty and Interest Income from Investees
Equity, royalty and interest income from investees decreased $22 million for the three months ended September 29, 2019, versus the comparable period in 2018, primarily due to lower earnings at Beijing Foton Cummins Engine Company, Ltd., Tata Cummins Ltd. and Cummins Westport.
Equity, royalty and interest income from investees decreased $59 million for the nine months ended September 29, 2019, versus the comparable period in 2018, primarily due to lower earnings in China and India, especially at Tata Cummins Ltd., Beijing Foton Cummins Engine Company, Ltd., Chongqing Cummins Engine Company, Ltd., and Dongfeng Cummins Emission Solutions Company, Ltd.

Other Operating Income (Expense), Net
Other operating income (expense), net was as follows:

	Three months ended		Nine months ended
In millions	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Loss on write off of assets (1)	$(20)	$(1)	$(20)	$(5)
Amortization of intangible assets	(5)	(5)	(15)	(15)
Gain (loss) on sale of assets, net	(2)	(1)	3	2
Royalty income, net	3	8	12	26
Other, net	3	(6)	(5)	(7)
Total other operating income (expense), net	$(21)	$(5)	$(25)	$1
____________________________________
(1) Includes $19 million of charges related to ending production of the 5-liter ISV engine for the U.S. pick-up truck market during the three and nine months ended September 29, 2019.
Interest Income
Interest income increased $5 million and $12 million for the three and nine months ended September 29, 2019, versus the comparable periods in 2018, primarily due to higher average balances and rates of return on cash and marketable securities.
Interest Expense
Interest expense decreased $4 million and increased $5 million for the three and nine months ended September 29, 2019, versus the comparable periods in 2018. The three month decrease is due to lower average short-term borrowings. The nine month increase is primarily due to higher interest rates on relatively flat average short-term borrowings.

Other Income, Net
Other income, net was as follows:

	Three months ended		Nine months ended
In millions	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Foreign currency gain (loss), net (1)	$36	$(6)	$28	$(30)
Non-service pension and other postretirement benefits credit	18	15	54	45
Gain on corporate owned life insurance	9	7	64	4
Rental income	2	2	6	6
Gain on marketable securities, net	1	—	8	—
Bank charges	(3)	(4)	(9)	(9)
Other, net	5	9	23	28
Total other income, net	$68	$23	$174	$44
____________________________________
(1) Includes $35 million in gains from unwinding derivative instruments not designated as hedges as a result of foreign dividends paid during the three and nine months ended September 29, 2019.
Income Tax Expense
Our effective tax rate for 2019 is expected to approximate 21.5 percent, excluding any discrete items that may arise.
Our effective tax rates for the three and nine months ended September 29, 2019, were 18.4 percent and 20.3 percent, respectively.
The three months ended September 29, 2019, contained $23 million, or $0.14 per share, of favorable net discrete tax items, primarily due to withholding taxes and provision to return adjustments. The nine months ended September 29, 2019, contained $30 million, or $0.19 per share, of favorable net discrete tax items, primarily due to withholding taxes and provision to return adjustments.
Our effective tax rates for the three and nine months ended September 30, 2018 were 13.3 percent and 22.8 percent, respectively.
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
The change in the effective tax rate for the three months ended September 29, 2019, versus the comparable period in 2018, was primarily due to favorable net discrete tax items related to Tax Legislation. The change in the effective tax rate for the nine months ended September 29, 2019, versus the comparable period in 2018, was not significant.
Noncontrolling Interests
Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities. Noncontrolling interests in income of consolidated subsidiaries for the three and nine months ended September 29, 2019, decreased $12 million and $5 million, respectively, versus the comparable periods in 2018, primarily due to decreased earnings at Eaton Cummins Joint Venture and Cummins India Limited.
Net Income Attributable to Cummins Inc. and Diluted Earnings Per Common Share Attributable to Cummins Inc.
Net income and diluted earnings per common share attributable to Cummins Inc. for the three months ended September 29, 2019, decreased $70 million and $0.31 per diluted share versus the comparable period in 2018, primarily due to lower net sales, decreased gross margin, lower equity, royalty and interest income from investees and lower favorable discrete tax items, partially offset by lower variable compensation expenses and favorable foreign currency fluctuations (primarily the British pound). Diluted earnings per common share for the three months ended September 29, 2019, benefited $0.04 from fewer weighted-average shares outstanding due to the stock repurchase program.

Net income and diluted earnings per common share attributable to Cummins Inc. for the nine months ended September 29, 2019, increased $398 million and $2.92 per diluted share versus the comparable period in 2018, primarily due to higher net sales, increased gross margin, an increase in gains on corporate owned life insurance, a lower effective tax rate (due to $30 million of favorable discrete tax items recognized in the first nine months of 2019 and the absence of a net $37 million of unfavorable discrete tax items recognized in the comparable period in 2018) and lower variable compensation expenses, partially offset by higher research, development and engineering expenses and lower equity, royalty and interest income from investees. Diluted earnings per common share for the nine months ended September 29, 2019, benefited $0.10 from fewer weighted-average shares outstanding, primarily due to the stock repurchase programs.
Comprehensive Income - Foreign Currency Translation Adjustment
The foreign currency translation adjustment was a net loss of $182 million and $197 million, respectively, for the three and nine months ended September 29, 2019, compared to a net loss of $159 million and $374 million, respectively, for the three and nine months ended September 30, 2018 and was driven by the following:

	Three months ended
	September 29, 2019		September 30, 2018
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly-owned subsidiaries	$(153)	British pound, Chinese renminbi, Brazilian real	$(106)	Chinese renminbi, Indian rupee, British pound, Brazilian real
Equity method investments	(24)	Chinese renminbi	(36)	Chinese renminbi, Indian rupee
Consolidated subsidiaries with a noncontrolling interest	(5)	Indian rupee	(17)	Indian rupee
Total	$(182)		$(159)

	Nine months ended
	September 29, 2019		September 30, 2018
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly-owned subsidiaries	$(161)	British pound, Chinese renminbi, Brazilian real	$(268)	Indian rupee, British pound, Chinese renminbi, Brazilian real
Equity method investments	(34)	Chinese renminbi, British pound	(65)	Chinese renminbi, Indian rupee, British pound
Consolidated subsidiaries with a noncontrolling interest	(2)	Indian rupee	(41)	Indian rupee
Total	$(197)		$(374)

OPERATING SEGMENT RESULTS
Our reportable operating segments consist of the Engine, Distribution, Components, Power Systems and Electrified Power segments. This reporting structure is organized according to the products and markets each segment serves. We use segment EBITDA as a primary basis for the Chief Operating Decision Maker to evaluate the performance of each of our reportable operating segments. Segment amounts exclude certain expenses not specifically identifiable to segments. See Note 16, "OPERATING SEGMENTS," to the Condensed Consolidated Financial Statements for additional information.
Following is a discussion of results for each of our operating segments.
Engine Segment Results
Financial data for the Engine segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 29,	September 30,	(Unfavorable)		September 29,	September 30,	(Unfavorable)
In millions	2019	2018	Amount	Percent	2019	2018	Amount	Percent
External sales	$1,822	$2,082	$(260)	(12)%	$5,879	$5,945	$(66)	(1)%
Intersegment sales	594	644	(50)	(8)%	1,893	1,923	(30)	(2)%
Total sales	2,416	2,726	(310)	(11)%	7,772	7,868	(96)	(1)%
Research, development and engineering expenses	79	74	(5)	(7)%	245	229	(16)	(7)%
Equity, royalty and interest income from investees	34	55	(21)	(38)%	152	189	(37)	(20)%
Interest income	5	3	2	67%	13	8	5	63%
Segment EBITDA	341	405	(64)	(16)%	1,195	1,053	142	13%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	14.1%	14.9%		(0.8)	15.4%	13.4%		2.0
Sales for our Engine segment by market were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 29,	September 30,	(Unfavorable)		September 29,	September 30,	(Unfavorable)
In millions	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Heavy-duty truck	$851	$958	$(107)	(11)%	$2,800	$2,693	$107	4%
Medium-duty truck and bus	645	699	(54)	(8)%	2,105	2,168	(63)	(3)%
Light-duty automotive	478	517	(39)	(8)%	1,340	1,363	(23)	(2)%
Total on-highway	1,974	2,174	(200)	(9)%	6,245	6,224	21	—%
Off-highway	442	552	(110)	(20)%	1,527	1,644	(117)	(7)%
Total sales	$2,416	$2,726	$(310)	(11)%	$7,772	$7,868	$(96)	(1)%

			Percentage Points				Percentage Points
On-highway sales as percentage of total sales	82%	80%		2	80%	79%		1
Unit shipments by engine classification (including unit shipments to Power Systems and off-highway engine units included in their respective classification) were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 29,	September 30,	(Unfavorable)		September 29,	September 30,	(Unfavorable)
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Heavy-duty	28,000	34,600	(6,600)	(19)%	96,900	93,200	3,700	4%
Medium-duty	63,200	76,000	(12,800)	(17)%	218,600	233,500	(14,900)	(6)%
Light-duty	62,600	76,800	(14,200)	(18)%	183,100	207,200	(24,100)	(12)%
Total unit shipments	153,800	187,400	(33,600)	(18)%	498,600	533,900	(35,300)	(7)%

Sales
Engine segment sales for the three months ended September 29, 2019, decreased $310 million versus the comparable period in 2018. The following were the primary drivers by market:

•	Off-highway sales decreased $110 million primarily due to lower demand in global construction markets, especially in China and North America.

•	Heavy-duty truck sales decreased $107 million principally due to lower volumes in the North American heavy-duty truck market with decreased shipments of 18 percent.

•	Medium-duty truck and bus sales decreased $54 million mainly due to lower demand in Brazil medium-duty truck markets and global bus markets, especially in North America.

•	Light-duty automotive sales decreased $39 million primarily due to lower LCV sales in China, partially offset by higher pick-up sales in North America.
Engine segment sales for the nine months ended September 29, 2019, decreased $96 million versus the comparable period in 2018. The following were the primary drivers by market:

•	Off-highway sales decreased $117 million primarily due to lower demand in construction markets in China and India.

•
Medium-duty truck and bus sales decreased $63 million principally due to decreased global bus sales and lower medium-duty truck demand in Brazil, partially offset by increased medium-duty truck sales in North America.

•	Unfavorable foreign currency fluctuations, primarily in the Chinese renminbi, Brazilian real and Euro.
These decreases were partially offset by increased heavy-duty truck sales of $107 million mainly due to higher volumes in North America with increased shipments of 5 percent.
Segment EBITDA
Engine segment EBITDA for the three months ended September 29, 2019, decreased $64 million versus the comparable period in 2018, primarily due to lower gross margin, a $33 million charge related to ending production of the 5-liter ISV engine for the U.S. pick-up truck market and decreased equity, royalty and interest income from investees. The decrease in gross margin was mainly due to lower volumes and tariff impacts, partially offset by improved pricing. The decrease in equity, royalty and interest income from investees was largely due to lower earnings at Beijing Foton Cummins Engine Co., Tata Cummins, Ltd and Cummins Westport.
Engine segment EBITDA for the nine months ended September 29, 2019, increased $142 million versus the comparable period in 2018, primarily due to higher gross margin, partially offset by decreased equity, royalty and interest income from investees, a $33 million charge related to ending production of the 5-liter ISV engine for the U.S. pick-up truck market and increased selling, general and administrative expenses and higher research, development and engineering expenses. The increase in gross margin was mainly due to the absence of a $184 million engine system campaign accrual recorded in the first half of 2018, improved pricing and favorable mix, partially offset by lower volumes and tariff impacts. Selling, general and administrative expenses increased principally due to higher consulting expenses and increased compensation expenses, partially offset by decreased variable compensation expenses. The increase in research, development and engineering expenses was primarily due to lower expense recovery and higher consulting expenses, partially offset by lower variable compensation expenses. The decrease in equity, royalty and interest income from investees was largely due to lower earnings at Tata Cummins, Ltd. and Beijing Foton Cummins Engine Co.

Distribution Segment Results
Financial data for the Distribution segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 29,	September 30,	(Unfavorable)		September 29,	September 30,	(Unfavorable)
In millions	2019	2018	Amount	Percent	2019	2018	Amount	Percent
External sales	$2,001	$1,927	$74	4%	$6,009	$5,762	$247	4%
Intersegment sales	3	4	(1)	(25)%	24	16	8	50%
Total sales	2,004	1,931	73	4%	6,033	5,778	255	4%
Research, development and engineering expenses	7	5	(2)	(40)%	21	15	(6)	(40)%
Equity, royalty and interest income from investees	12	9	3	33%	35	33	2	6%
Interest income	4	4	—	—%	12	9	3	33%
Segment EBITDA	186	155	31	20%	529	423	106	25%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	9.3%	8.0%		1.3	8.8%	7.3%		1.5

Sales for our Distribution segment by region were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 29,	September 30,	(Unfavorable)		September 29,	September 30,	(Unfavorable)
In millions	2019	2018	Amount	Percent	2019	2018	Amount	Percent
North America	$1,374	$1,333	$41	3%	$4,157	$3,962	$195	5%
Asia Pacific	224	224	—	—%	667	625	42	7%
Europe	135	113	22	19%	382	388	(6)	(2)%
China	82	78	4	5%	266	240	26	11%
Africa and Middle East	60	55	5	9%	170	177	(7)	(4)%
Latin America	48	42	6	14%	134	125	9	7%
India	47	49	(2)	(4)%	143	144	(1)	(1)%
Russia	34	37	(3)	(8)%	114	117	(3)	(3)%
Total sales	$2,004	$1,931	$73	4%	$6,033	$5,778	$255	4%
Sales for our Distribution segment by product line were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 29,	September 30,	(Unfavorable)		September 29,	September 30,	(Unfavorable)
In millions	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Parts	$798	$800	$(2)	—%	$2,475	$2,425	$50	2%
Power generation	467	359	108	30%	1,297	1,031	266	26%
Service	376	372	4	1%	1,112	1,094	18	2%
Engines	363	400	(37)	(9)%	1,149	1,228	(79)	(6)%
Total sales	$2,004	$1,931	$73	4%	$6,033	$5,778	$255	4%
Sales
Distribution segment sales for the three months ended September 29, 2019, increased $73 million versus the comparable period in 2018. The following were the primary drivers by region:

•
North American sales increased $41 million, representing 56 percent of the total change in Distribution segment sales, primarily due to increased demand in the power generation product line mostly for improved data center orders, partially offset by decreased engine sales in oil and gas markets.

•	Sales in Europe increased $22 million mainly due to higher volumes in whole goods.

These increases were partially offset by unfavorable foreign currency fluctuations, principally in the Australian dollar and Euro.
Distribution segment sales for the nine months ended September 29, 2019, increased $255 million versus the comparable period in 2018. The following were the primary drivers by region:

•
North American sales increased $195 million, representing 76 percent of the total change in Distribution segment sales, largely due to increased demand in the power generation product line mostly for improved data center orders and increased part sales, partially offset by decreased engine sales in oil and gas markets.

•	Asia Pacific sales increased $42 million primarily due to higher volumes in whole goods.
These increases were partially offset by unfavorable foreign currency fluctuations, mainly in the Australian dollar, Euro, Chinese renminbi, Canadian dollar and Indian rupee.
Segment EBITDA
Distribution segment EBITDA for the three months ended September 29, 2019, increased $31 million versus the comparable period in 2018, primarily due to higher gross margin. The increase in gross margin was mainly due to improved pricing and increased volumes.

Distribution segment EBITDA for the nine months ended September 29, 2019, increased $106 million versus the comparable period in 2018, primarily due to higher gross margin, partially offset by unfavorable foreign currency fluctuations (primarily in the Australian dollar, South African rand and Canadian dollar). The increase in gross margin was mainly due to higher volumes, improved pricing and favorable mix, partially offset by increased compensation expense and unfavorable foreign currency fluctuations (primarily in the Australian dollar, South African rand, Canadian dollar, Indian rupee and Chinese renminbi).

Components Segment Results
Financial data for the Components segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 29,	September 30,	(Unfavorable)		September 29,	September 30,	(Unfavorable)
In millions	2019	2018	Amount	Percent	2019	2018	Amount	Percent
External sales	$1,253	$1,297	$(44)	(3)%	$4,055	$4,012	$43	1%
Intersegment sales	397	457	(60)	(13)%	1,302	1,382	(80)	(6)%
Total sales	1,650	1,754	(104)	(6)%	5,357	5,394	(37)	(1)%
Research, development and engineering expenses	73	71	(2)	(3)%	223	195	(28)	(14)%
Equity, royalty and interest income from investees	9	12	(3)	(25)%	30	42	(12)	(29)%
Interest income	2	1	1	100%	6	4	2	50%
Segment EBITDA	286	288	(2)	(1)%	908	752	156	21%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	17.3%	16.4%		0.9	16.9%	13.9%		3.0

Sales for our Components segment by business were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 29,	September 30,	(Unfavorable)		September 29,	September 30,	(Unfavorable)
In millions	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Emission solutions	$745	$769	$(24)	(3)%	$2,427	$2,385	$42	2%
Filtration	310	308	2	1%	966	952	14	1%
Turbo technologies	279	317	(38)	(12)%	933	1,012	(79)	(8)%
Electronics and fuel systems	170	210	(40)	(19)%	580	637	(57)	(9)%
Automated transmissions	146	150	(4)	(3)%	451	408	43	11%
Total sales	$1,650	$1,754	$(104)	(6)%	$5,357	$5,394	$(37)	(1)%

Sales
Components segment sales for the three months ended September 29, 2019, decreased $104 million versus the comparable period in 2018. The following were the primary drivers by business:

•	Electronics and fuel systems sales decreased $40 million primarily due to lower market demand in North America, India and Western Europe.

•	Turbo technologies sales decreased $38 million mainly due to weaker market demand in Western Europe, North America and India.

•	Emission solutions sales decreased $24 million primarily due to weaker demand in India, Western Europe, Asia Pacific and China, partially offset by stronger demand in North America.

•	Unfavorable foreign currency fluctuations principally in the Chinese renminbi, Euro and British pound.
Components segment sales for the nine months ended September 29, 2019, decreased $37 million versus the comparable period in 2018. The following were the primary drivers by business:

•	Turbo technologies sales decreased $79 million primarily due to lower demand in Western Europe, India, North America and China.

•	Electronics and fuel systems sales decreased $57 million mainly due to lower market demand in North America, Western Europe and India.

•	Unfavorable foreign currency fluctuations primarily in the Chinese renminbi, Euro and British pound.
These changes were partially offset by:

•	Automated transmissions sales increased $43 million primarily due to increased heavy-duty truck demand in North America.

•	Emission solutions sales increased $42 million mainly due to stronger demand in North America, partially offset by weaker demand in Asia Pacific, China, India and Western Europe.
Segment EBITDA
Components segment EBITDA for the three months ended September 29, 2019, was relatively flat versus the comparable period in 2018, as lower gross margin was partially offset by lower selling, general and administrative expenses. The decrease in gross margin was mainly due to lower volumes and unfavorable pricing, partially offset by lower material costs. Selling, general and administrative expenses decreased due to lower variable compensation expense.
Components segment EBITDA for the nine months ended September 29, 2019, increased $156 million versus the comparable period in 2018, as higher gross margin was partially offset by increased research, development and engineering expenses and lower equity, royalty and interest income from investees. The increase in gross margin was mainly due to the absence of a $184 million engine system campaign accrual recorded in the first half of 2018, lower material costs and favorable mix, partially offset by lower volumes, reduced pricing and unfavorable foreign currency fluctuations (primarily in the Chinese renminbi, Brazilian real, Australian dollar, Euro and Canadian dollar). The increase in research, development and engineering expenses was mainly due to lower expense recovery, increased compensation expenses and additional spending in the automated transmissions business, partially offset by lower variable compensation expenses. The decrease in equity, royalty and interest income from investees was largely due to lower earnings at Dongfeng Cummins Emission Solutions Co., Ltd and Shanghai Fleetguard Filter Co.

Power Systems Segment Results
Financial data for the Power Systems segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 29,	September 30,	(Unfavorable)		September 29,	September 30,	(Unfavorable)
In millions	2019	2018	Amount	Percent	2019	2018	Amount	Percent
External sales	$683	$636	$47	7%	$2,030	$1,922	$108	6%
Intersegment sales	443	471	(28)	(6)%	1,376	1,505	(129)	(9)%
Total sales	1,126	1,107	19	2%	3,406	3,427	(21)	(1)%
Research, development and engineering expenses	58	57	(1)	(2)%	171	174	3	2%
Equity, royalty and interest income from investees	13	14	(1)	(7)%	39	51	(12)	(24)%
Interest income	3	1	2	NM	7	5	2	40%
Segment EBITDA	158	163	(5)	(3)%	469	491	(22)	(4)%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	14.0%	14.7%		(0.7)	13.8%	14.3%		(0.5)

Sales for our Power Systems segment by product line were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 29,	September 30,	(Unfavorable)		September 29,	September 30,	(Unfavorable)
In millions	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Power generation	$647	$636	$11	2%	$1,882	$1,873	$9	—%
Industrial	392	380	12	3%	1,244	1,277	(33)	(3)%
Generator technologies	87	91	(4)	(4)%	280	277	3	1%
Total sales	$1,126	$1,107	$19	2%	$3,406	$3,427	$(21)	(1)%

Sales
Power Systems segment sales for the three months ended September 29, 2019, increased $19 million versus the comparable period in 2018. The following were the primary drivers by product line:

•
Industrial sales increased $12 million due to higher demand in global mining markets and most international markets, especially Latin America and Australia, partially offset by lower demand in North American oil and gas markets.

•	Power generation sales increased $11 million due to higher demand in North America, China and Eastern Europe, partially offset by lower demand in Western Europe and the Middle East.
These increases were partially offset by unfavorable foreign currency fluctuations primarily in the British pound and Chinese renminbi.
Power Systems segment sales for the nine months ended September 29, 2019, decreased $21 million versus the comparable period in 2018. The following were the primary drivers by product line:

•
Industrial sales decreased $33 million due to lower demand in North American oil and gas markets and international mining markets, partially offset by higher demand in certain international markets, especially the oil and gas market in China.

•	Unfavorable foreign currency fluctuations primarily in the British pound, Indian rupee and Chinese renminbi.
These decreases were partially offset by increased power generation sales of $9 million, primarily due to stronger demand in North America and China, mostly offset by weaker demand in Western Europe, the Middle East and Australia.

Segment EBITDA
Power Systems segment EBITDA for the three months ended September 29, 2019, decreased $5 million versus the comparable period in 2018, primarily due to lower gross margin, partially offset by lower selling, general and administrative expenses. The decrease in gross margin was mainly due to unfavorable mix. Selling, general and administrative expenses decreased primarily due to lower variable compensation expense.

Power Systems segment EBITDA for the nine months ended September 29, 2019, decreased $22 million versus the comparable period in 2018, primarily due to lower gross margin and decreased equity, royalty and interest income from investees, partially offset by favorable foreign currency fluctuations (primarily in the British pound and Indian rupee), lower selling, general and administrative expenses and a gain on sale of assets. The decrease in gross margin was mainly due to decreased volumes and unfavorable mix, partially offset by improved pricing, decreased compensation expenses and favorable foreign currency fluctuations (primarily in the British pound and Indian rupee). Selling, general and administrative expenses decreased principally due to lower variable compensation expenses, partially offset by higher consulting expenses. The decrease in equity, royalty and interest income from investees was largely due to lower earnings at Chongqing Cummins Engine Company, Ltd.

Electrified Power Segment Results
The Electrified Power segment designs, manufactures, sells and supports electrified power systems ranging from fully electric to hybrid and, with the acquisition of Hydrogenics Corporation in the third quarter of 2019, also offers hydrogen generation, and fuel cell products. The Electrified Power segment is currently in the development phase with a primary focus on research and development activities around fully electric and hybrid powertrain solutions. Financial data for the Electrified Power segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 29,	September 30,	(Unfavorable)		September 29,	September 30,	(Unfavorable)
In millions	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Total sales (mostly external)	$9	$2	$7	NM	$20	$5	$15	NM
Research, development and engineering expenses	25	22	(3)	(14)%	70	45	(25)	(56)%
Segment EBITDA	(36)	(30)	(6)	(20)%	(98)	(61)	(37)	(61)%
______________________________________
"NM" - not meaningful information

Reconciliation of Segment EBITDA to Net Income Attributable to Cummins Inc.
The table below reconciles the segment information to the corresponding amounts in the Condensed Consolidated Statements of Net Income:

	Three months ended		Nine months ended
In millions	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
TOTAL SEGMENT EBITDA	$935	$981	$3,003	$2,658
Intersegment elimination (1)	23	2	46	(78)
TOTAL EBITDA	958	983	3,049	2,580
Less:
Interest expense	26	30	87	82
Depreciation and amortization (2)	177	148	491	455
INCOME BEFORE INCOME TAXES	755	805	2,471	2,043
Less: Income tax expense	139	107	501	466
CONSOLIDATED NET INCOME	616	698	1,970	1,577
Less: Net (loss) income attributable to noncontrolling interest	(6)	6	10	15
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$622	$692	$1,960	$1,562
____________________________________
(1) Includes intersegment sales, intersegment profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses for the three and nine months ended September 29, 2019 and September 30, 2018, respectively.
(2) Depreciation and amortization, as shown on a segment basis, excludes the amortization of debt discount and deferred costs included in the Condensed Consolidated Statements of Net Income as "Interest expense." The amortization of debt discount and deferred costs was $2 million and $1 million for the nine month periods ended September 29, 2019 and September 30, 2018, respectively.

OUTLOOK
Our outlook reflects the following positive trends and challenges to our business that we expect could impact our revenue and earnings potential for the remainder of 2019.
Positive Trends

•	North American pick-up truck demand will remain strong.

•	Power generation markets will remain stable, with increased demand in global data center markets.
Challenges

•	Industry production of heavy-duty trucks in North America will decline.

•	Demand in truck and construction markets in China is expected to decline.

•	Weak economic conditions in India may continue to negatively impact demand across our businesses.

•	Demand in North American construction markets is expected to weaken.

•	Lower commodity prices and capital expenditures by mining companies could reduce demand for mining engines.

•	Demand in oil and gas markets in North America will remain weak.

•	Uncertainty in the U.K. surrounding its ability to negotiate its withdrawal from the European Union could have material negative impacts on our European operations in the near and long-term.

•	Cost increases due to U.S. trade tariffs with China will continue.

•	Prolonged trade disputes could negatively impact demand and trigger additional costs.

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

Dollars in millions	September 29, 2019	December 31, 2018
Working capital (1)	$3,503	$3,434
Current ratio	1.52	1.54
Accounts and notes receivable, net	$3,934	$3,866
Days' sales in receivables	59	57
Inventories	$3,821	$3,759
Inventory turnover	4.5	4.9
Accounts payable (principally trade)	$2,830	$2,822
Days' payable outstanding	60	56
Total debt	$2,661	$2,476
Total debt as a percent of total capital	23.3%	23.1%
____________________________________
(1) Working capital includes cash and cash equivalents.
Cash Flows
Cash and cash equivalents were impacted as follows:

	Nine months ended
In millions	September 29, 2019	September 30, 2018	Change
Net cash provided by operating activities	$2,343	$1,388	$955
Net cash used in investing activities	(829)	(519)	(310)
Net cash used in financing activities	(1,198)	(960)	(238)
Effect of exchange rate changes on cash and cash equivalents	(59)	(56)	(3)
Net increase (decrease) in cash and cash equivalents	$257	$(147)	$404

Net cash provided by operating activities increased $955 million for the nine months ended September 29, 2019, versus the comparable period in 2018, primarily due to higher consolidated net income of $393 million, lower working capital requirements of $367 million, lower deferred income taxes of $153 million and higher dividends from equity investees of $64 million. During the first nine months of 2019, the lower working capital requirements resulted in a cash outflow of $192 million compared to a cash outflow of $559 million in the comparable period in 2018.
Net cash used in investing activities increased $310 million for the nine months ended September 29, 2019, versus the comparable period in 2018, primarily due to the acquisition of Hydrogenics for $235 million, higher net investments in marketable securities of $53 million and increased capital expenditures of $34 million.
Net cash used in financing activities increased $238 million for the nine months ended September 29, 2019, versus the comparable period in 2018, primarily due to lower net borrowings of commercial paper of $380 million, partially offset by lower repurchases of common stock of $73 million and increased net borrowings under short-term credit agreements of $44 million.
The effect of exchange rate changes on cash and cash equivalents for the nine months ended September 29, 2019, versus the comparable period in 2018, increased $3 million primarily due to an unfavorable $13 million fluctuation in the British pound, partially offset by favorable fluctuations in the Indian rupee and Chinese renminbi.

Sources of Liquidity
We generate significant ongoing cash flow. Cash provided by operations is our principal source of liquidity with $2,343 million generated in the nine months ended September 29, 2019. Our sources of liquidity included:

	September 29, 2019
In millions	Total	U.S.	International	Primary location of international balances
Cash and cash equivalents	$1,560	$431	$1,129	China, Singapore, Netherlands, Mexico, Belgium, Australia
Marketable securities (1)	303	61	242	India
Total	$1,863	$492	$1,371
Available credit capacity
Revolving credit facilities (2)	$2,598
International and other uncommitted domestic credit facilities	$200
____________________________________
(1) The majority of marketable securities could be liquidated into cash within a few days.
(2) The five-year credit facility for $2.0 billion and the 364-day credit facility for $1.5 billion, maturing August 2023 and August 2020, respectively, are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. At September 29, 2019, we had $902 million of commercial paper outstanding, which effectively reduced the available capacity under our revolving credit facilities to $2.6 billion.
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
Debt Facilities and Other Sources of Liquidity
On August 21, 2019, we entered into an amended and restated 364-day credit agreement that allows us to borrow up to $1.5 billion of unsecured funds at any time through August 18, 2020. This credit agreement amends and restates the prior $1.5 billion 364-day credit facility that matured on August 21, 2019.
We have access to committed credit facilities that total $3.5 billion, including the new $1.5 billion 364-day facility that expires August 19, 2020 and a $2.0 billion five-year facility that expires on August 22, 2023. We intend to maintain credit facilities of a similar aggregate amount by renewing or replacing these facilities before expiration. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and for general corporate purposes.
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

Uses of Cash
Stock Repurchases
In October 2018, our Board of Directors authorized the acquisition of up to $2 billion of additional common stock. In the first nine months of 2019, we made the following purchases under the 2018 stock repurchase program:

In millions, except per share amounts	Shares Purchased	Average Cost Per Share	Total Cost of Repurchases	Remaining Authorized Capacity (1)
March 31	0.7	$137.80	$100	$1,806
June 30	—	—	—	1,806
September 29	4.6	152.57	706	1,100
Total	5.3	$150.57	$806
____________________________________
(1) The remaining authorized capacity under these plans was calculated based on the cost to purchase the shares but excludes commission expenses in accordance with the authorized plan.
After September 29, 2019, we continued to purchase an additional 1.6 million shares for $256 million through October 29, 2019, in-line with our 2019 commitment to return cash to our shareholders. We intend to repurchase outstanding shares from time to time during 2019 to enhance shareholder value and to offset the dilutive impact of employee stock-based compensation plans.
Dividends
In July 2019, our Board of Directors authorized an increase to our quarterly dividend of 15 percent from $1.14 per share to $1.311 per share.
We paid dividends of $562 million during the nine months ended September 29, 2019.
Acquisition
On September 9, 2019, we acquired an 81 percent interest in Hydrogenics Corporation for total consideration of $235 million. The Hydrogen Company, a wholly-owned subsidiary of L’Air Liquide, S.A., will maintain a non-controlling interest in Hydrogenics. We accounted for the transaction as a business combination and included it in the Electrified Power segment in the third quarter of 2019. See Note 15, "ACQUISITIONS," to the Condensed Consolidated Financial Statements for additional information.
Capital Expenditures
Capital expenditures, including spending on internal use software, for the nine months ended September 29, 2019, were $445 million versus $416 million in the comparable period in 2018. We plan to spend an estimated $650 million to $700 million in 2019 on capital expenditures as we continue with product launches and facility improvements. Approximately 50 percent of our capital expenditures are expected to be invested outside of the U.S. in 2019. In addition, we plan to spend an estimated $65 million to $75 million on internal use software in 2019.
Pensions
Our global pension plans, including our unfunded and non-qualified plans, were 115 percent funded at December 31, 2018. Our U.S. plan, which represents approximately 54 percent of the worldwide pension obligation, was 131 percent funded and our U.K. plan was 115 percent funded. The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans. In the first nine months of 2019, the investment gain on our U.S. pension trust was 14.7 percent while our U.K. pension trust gain was 18.9 percent. Approximately 75 percent of our pension plan assets are held in highly liquid investments such as fixed income and equity securities. The remaining 25 percent of our plan assets are held in less liquid, but market valued investments, including real estate, private equity, venture capital, opportunistic credit and insurance contracts. We anticipate making additional defined benefit pension contributions during the remainder of 2019 of $13 million for our U.S. and U.K. pension plans. Approximately $91 million of the estimated $123 million of U.S. and U.K. pension contributions for the full year are voluntary. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2019 net periodic pension cost to approximate $64 million.

Current Maturities of Short and Long-Term Debt
We had $902 million of commercial paper outstanding at September 29, 2019, that matures in less than one year. The maturity schedule of our existing long-term debt does not require significant cash outflows until 2023. Required annual principal payments range from $9 million to $507 million over the next five years (including the remainder of 2019). See Note 10, "DEBT," to the Condensed Consolidated Financial Statements for additional information.
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
Management's Assessment of Liquidity
Our financial condition and liquidity remain strong. Our solid balance sheet and credit ratings enable us to have ready access to credit and the capital markets. We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities. We believe our operating cash flow and liquidity provide us with the financial flexibility needed to fund working capital, common stock repurchases, acquisitions, capital expenditures, dividend payments, projected pension obligations and debt service obligations. We continue to generate significant cash from operations and maintain access to our revolving credit facilities and commercial paper program as noted above.

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
A discussion of our critical accounting estimates may be found in the “Management’s Discussion and Analysis” section of our 2018 Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.” Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first nine months of 2019.
RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note 17, "RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS," in the Notes to Condensed Consolidated Financial Statements for additional information.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 29, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On April 29, 2019, we announced that we were conducting a formal internal review of our emissions certification process and compliance with emissions standards for our pick-up truck applications, following conversations with the U.S. Environmental Protection Agency (EPA) and the California Air Resources Board (CARB) regarding certification of our engines in model year 2019 RAM 2500 and 3500 trucks. This review is being conducted with external advisors to ensure the certification and compliance processes for all of our pick-up truck applications are consistent with our internal policies, engineering standards and applicable laws. In addition, we voluntarily disclosed our formal internal review to our regulators and to other government agencies, the Department of Justice (DOJ) and the Securities and Exchange Commission (SEC), and have been working cooperatively with them to ensure a complete and thorough review. During conversations with the EPA and CARB about the effectiveness of our pick-up truck applications, the regulators raised concerns that certain aspects of our emissions systems may reduce the effectiveness of our emissions control systems and thereby act as defeat devices. As a result, our internal review focuses, in part, on the regulators’ concerns. We are working closely with the regulators to enhance our emission systems to improve the effectiveness of all of our pick-up truck applications and to fully address the regulators’ requirements. Based on discussions with the regulators, we have developed a new calibration for the engines in model year 2019 RAM 2500 and 3500 trucks that has been included in all engines shipped since September 2019. During our discussions, the regulators have asked us to look at other model years and other engines, though the primary focus of our review has been the model year 2019 RAM. We are also fully cooperating with the DOJ's and the SEC's information requests and inquiries. Due to the continuing nature of our formal review, our ongoing cooperation with our regulators and other government agencies, and the presence of many unknown facts and circumstances, we cannot predict the final outcome of this review and these regulatory and agency processes, and we cannot provide assurance that the matter will not have a materially adverse impact on our results of operations and cash flows.
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
We are conducting a formal internal review of our emissions certification process and compliance with emissions standards with respect to our pick-up truck applications and working with the EPA and CARB, as well as the DOJ and SEC, to address their questions about these applications. The results of this formal review and regulatory and government agency processes, or the discovery of any noncompliance issues, could have a materially adverse impact on our results of operations and cash flows.

We previously announced that we are conducting a formal internal review of our emissions certification process and compliance with emissions standards with respect to all of our pick-up truck applications, following conversations with the EPA and CARB regarding certification of our engines for model year 2019 RAM 2500 and 3500 trucks. During conversations with the EPA and CARB about the effectiveness of our pick-up truck applications, the regulators raised concerns that certain aspects of our emissions systems may reduce the effectiveness of our emissions control systems and thereby act as defeat devices. As a result, our internal review focuses, in part, on the regulators’ concerns. We are working closely with the regulators to enhance our emissions systems to improve the effectiveness of all of our pick-up truck applications and to fully address our regulators’ requirements. Based on discussions with the regulators, we have developed a new calibration for the engines in model year 2019 RAM 2500 and 3500 trucks that has been included in all engines shipped since September 2019. During our discussions, the regulators have asked us to look at other model years and other engines, though the primary focus of our review has been the model year 2019 RAM. We will continue to work together closely with the relevant regulators to develop and implement recommendations for improvement as part of our ongoing commitment to compliance. We are also fully cooperating with the DOJ's and the SEC's information requests and inquiries.
Due to the continuing nature of the formal review, our ongoing cooperation with our regulators and other government agencies, and the presence of many unknown facts and circumstances, we are not yet able to estimate the financial impact of these matters. It is possible that the consequences of any remediation plans resulting from our formal review and these regulatory and agency processes could have a materially adverse impact on our results of operations and cash flows in the periods in which these emissions certification issues are addressed.
ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following information is provided pursuant to Item 703 of Regulation S-K:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1 - August 4	—	$—	—	34,380
August 5 - September 1	3,097,771	148.51	3,097,471	38,313
September 2 - September 29	1,531,491	160.82	1,526,685	34,160
Total	4,629,262	152.58	4,624,156
____________________________________
(1)  Shares purchased represent shares under our Key Employee Stock Investment Plan established in 1969 (there is no maximum repurchase limitation in this plan) and our Board of Directors authorized share repurchase program.
(2)  These values reflect the sum of shares held in loan status under our Key Employee Stock Investment Plan. The repurchase program authorized by the Board of Directors does not limit the number of shares that may be purchased and was excluded from this column. The dollar value remaining available for future purchases under the 2018 program at September 29, 2019, was $1.1 billion.
In October 2018, our Board of Directors authorized the acquisition of up to $2 billion of additional common stock. During the three months ended September 29, 2019, we repurchased $706 million of common stock under this authorization.
During the three months ended September 29, 2019, we repurchased 5,106 shares of common stock from employees in connection with the Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock on an installment basis up to an established credit limit. Loans are issued for five-year terms at a fixed interest rate established at the date of purchase and may be refinanced after their initial five-year period for an additional five-year period. Participants must hold shares for a minimum of six months from date of purchase. If the shares are sold before the loan is paid off, the employee must wait six months before another share purchase may be made. We hold participants’ shares as security for the loans and would, in effect, repurchase shares if the participant defaulted in repayment of the loan. There is no maximum amount of shares that we may purchase under this plan.
ITEM 3.  Defaults Upon Senior Securities
Not applicable.
ITEM 4.  Mine Safety Disclosures
Not applicable.

ITEM 5.  Other Information
Not applicable.
ITEM 6. Exhibits
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.
CUMMINS INC.
EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1
Amended and Restated 364-Day Credit Agreement, dated as of August 21, 2019, by and among Cummins Inc., the subsidiary borrowers referred to therein, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Cummins Inc. with the Securities and Exchange Commission on August 21, 2019 (File No.001-04949)).

10.2
Amendment No. 1, dated as of August 21, 2019, by and among Cummins Inc., certain of its subsidiaries party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Current Report on on Form 8-K filed by Cummins Inc. with the Securities and Exchange Commission on August 21, 2019 (File No.001-04949)).

31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed with this quarterly report on Form 10-Q are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Net Income for the three and nine months ended September 29, 2019 and September 30, 2018, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 29, 2019 and September 30, 2018, (iii) the Condensed Consolidated Balance Sheets at September 29, 2019 and December 31, 2018, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 29, 2019 and September 30, 2018, (v) the Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 29, 2019 and September 30, 2018 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cummins Inc.
Date:	October 29, 2019

	By:	/s/ MARK A. SMITH	By:	/s/ CHRISTOPHER C. CLULOW
		Mark A. Smith		Christopher C. Clulow
		Vice President and Chief Financial Officer		Vice President-Corporate Controller
		(Principal Financial Officer)		(Principal Accounting Officer)