Form 10-Q
period 2020-03-29
CUMMINS INC
filed 2020-04-28
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 29, 2020

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

As of March 29, 2020, there were 147,526,086 shares of common stock outstanding with a par value of $2.50 per share.

CUMMINS INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION
ITEM 1.  Condensed Consolidated Financial Statements

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(Unaudited)

	Three months ended
In millions, except per share amounts	March 29, 2020	March 31, 2019
NET SALES (a) (Note 3)	$5,011	$6,004
Cost of sales	3,717	4,472
GROSS MARGIN	1,294	1,532
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	546	593
Research, development and engineering expenses	238	237
Equity, royalty and interest income from investees (Note 5)	129	92
Other operating (expense) income, net	(5)	5
OPERATING INCOME	634	799
Interest income	7	12
Interest expense	23	32
Other income, net	37	66
INCOME BEFORE INCOME TAXES	655	845
Income tax expense (Note 6)	127	176
CONSOLIDATED NET INCOME	528	669
Less: Net income attributable to noncontrolling interests	17	6
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$511	$663

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
Basic	$3.42	$4.22
Diluted	$3.41	$4.20

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	149.3	157.2
Dilutive effect of stock compensation awards	0.4	0.5
Diluted	149.7	157.7

(a) Includes sales to nonconsolidated equity investees of $257 million and $285 million for the three months ended March 29, 2020 and March 31, 2019, respectively.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended
In millions	March 29, 2020	March 31, 2019
CONSOLIDATED NET INCOME	$528	$669
Other comprehensive income (loss), net of tax (Note 13)
Change in pension and other postretirement defined benefit plans	2	(11)
Foreign currency translation adjustments	(162)	84
Unrealized loss on debt securities	—	(1)
Unrealized loss on derivatives	(79)	(1)
Total other comprehensive (loss) income, net of tax	(239)	71
COMPREHENSIVE INCOME	289	740
Less: Comprehensive income attributable to noncontrolling interests	—	9
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUMMINS INC.	$289	$731

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except par value	March 29, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$1,691	$1,129
Marketable securities (Note 7)	339	341
Total cash, cash equivalents and marketable securities	2,030	1,470
Accounts and notes receivable, net
Trade and other	3,234	3,387
Nonconsolidated equity investees	271	283
Inventories (Note 8)	3,579	3,486
Prepaid expenses and other current assets	676	761
Total current assets	9,790	9,387
Long-term assets
Property, plant and equipment	8,578	8,699
Accumulated depreciation	(4,450)	(4,454)
Property, plant and equipment, net	4,128	4,245
Investments and advances related to equity method investees	1,304	1,237
Goodwill	1,283	1,286
Other intangible assets, net	965	1,003
Pension assets	989	1,001
Other assets	1,617	1,578
Total assets	$20,076	$19,737

LIABILITIES
Current liabilities
Accounts payable (principally trade)	$2,648	$2,534
Loans payable (Note 9)	121	100
Commercial paper (Note 9)	1,617	660
Accrued compensation, benefits and retirement costs	322	560
Current portion of accrued product warranty (Note 10)	743	803
Current portion of deferred revenue (Note 3)	527	533
Other accrued expenses (Note 11)	971	1,039
Current maturities of long-term debt (Note 9)	33	31
Total current liabilities	6,982	6,260
Long-term liabilities
Long-term debt (Note 9)	1,580	1,576
Pensions and other postretirement benefits	588	591
Accrued product warranty (Note 10)	640	645
Deferred revenue (Note 3)	837	821
Other liabilities (Note 11)	1,431	1,379
Total liabilities	$12,058	$11,272

Commitments and contingencies (Note 12)

EQUITY
Cummins Inc. shareholders’ equity
Common stock, $2.50 par value, 500 shares authorized, 222.4 and 222.4 shares issued	$2,335	$2,346
Retained earnings	14,728	14,416
Treasury stock, at cost, 74.9 and 71.7 shares	(7,744)	(7,225)
Common stock held by employee benefits trust, at cost, 0.1 and 0.2 shares	(1)	(2)
Accumulated other comprehensive loss (Note 13)	(2,250)	(2,028)
Total Cummins Inc. shareholders’ equity	7,068	7,507
Noncontrolling interests	950	958
Total equity	$8,018	$8,465
Total liabilities and equity	$20,076	$19,737
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
In millions	March 29, 2020	March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$528	$669
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	168	157
Deferred income taxes	(11)	11
Equity in income of investees, net of dividends	(78)	(64)
Pension and OPEB expense (Note 4)	27	18
Pension contributions and OPEB payments (Note 4)	(60)	(47)
Stock-based compensation expense	4	9
Restructuring payments (Note 14)	(48)	—
Gain on corporate owned life insurance	(17)	(37)
Foreign currency remeasurement and transaction exposure	3	79
Changes in current assets and liabilities
Accounts and notes receivable	107	(135)
Inventories	(171)	(107)
Other current assets	79	67
Accounts payable	171	166
Accrued expenses	(321)	(293)
Changes in other liabilities	28	64
Other, net	(30)	(145)
Net cash provided by operating activities	379	412

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(75)	(109)
Investments in internal use software	(8)	(20)
Investments in and advances to equity investees	(7)	(10)
Investments in marketable securities—acquisitions	(116)	(121)
Investments in marketable securities—liquidations (Note 7)	95	103
Cash flows from derivatives not designated as hedges	6	55
Other, net	6	31
Net cash used in investing activities	(99)	(71)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) of commercial paper (Note 9)	957	(71)
Payments on borrowings and finance lease obligations	(10)	(10)
Net borrowings under short-term credit agreements	25	15
Distributions to noncontrolling interests	(13)	(13)
Dividend payments on common stock	(195)	(179)
Repurchases of common stock	(550)	(100)
Other, net	20	11
Net cash provided by (used in) financing activities	234	(347)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	48	31
Net increase in cash and cash equivalents	562	25
Cash and cash equivalents at beginning of year	1,129	1,303
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,691	$1,328

 The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Three months ended
In millions, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Common Stock Held in Trust	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2019	$556	$1,790	$14,416	$(7,225)	$(2)	$(2,028)	$7,507	$958	$8,465
Adoption of new accounting standards (Note 16)			(4)				(4)	—	(4)
Net income			511				511	17	528
Other comprehensive loss, net of tax (Note 13)						(222)	(222)	(17)	(239)
Issuance of common stock		9					9	—	9
Employee benefits trust activity		17			1		18	—	18
Repurchases of common stock				(550)			(550)	—	(550)
Cash dividends on common stock, $1.311 per share			(195)				(195)	—	(195)
Distributions to noncontrolling interests							—	(13)	(13)
Stock-based awards		(18)		31			13	—	13
Other shareholder transactions		(19)					(19)	5	(14)
BALANCE AT MARCH 29, 2020	$556	$1,779	$14,728	$(7,744)	$(1)	$(2,250)	$7,068	$950	$8,018

BALANCE AT DECEMBER 31, 2018	$556	$1,715	$12,917	$(6,028)	$(5)	$(1,807)	$7,348	$911	$8,259
Net income			663				663	6	669
Other comprehensive income, net of tax (Note 13)						68	68	3	71
Issuance of common stock		1					1	—	1
Employee benefits trust activity		13			1		14	—	14
Repurchases of common stock				(100)			(100)	—	(100)
Cash dividends on common stock, $1.14 per share			(179)				(179)	—	(179)
Distributions to noncontrolling interests							—	(13)	(13)
Stock-based awards		(11)		17			6	—	6
Other shareholder transactions		(1)					(1)	—	(1)
BALANCE AT MARCH 31, 2019	$556	$1,717	$13,401	$(6,111)	$(4)	$(1,739)	$7,820	$907	$8,727
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
These interim condensed financial statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. Our interim period financial results for the three month periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
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
Reporting Period
Our reporting period usually ends on the Sunday closest to the last day of the quarterly calendar period. The first quarters of 2020 and 2019 ended on March 29 and March 31, respectively. Our fiscal year ends on December 31, regardless of the day of the week on which December 31 falls.
Weighted-Average Diluted Shares Outstanding
The weighted-average diluted common shares outstanding excludes the anti-dilutive effect of certain stock options. The options excluded from diluted earnings per share were as follows:

	Three months ended
	March 29, 2020	March 31, 2019
Options excluded	1,234,188	783,576

NOTE 3. REVENUE RECOGNITION
Long-term Contracts
Most of our contracts are for a period of less than one year. We have certain long-term maintenance agreements, construction contracts and extended warranty coverage arrangements that span a period in excess of one year. The aggregate amount of the transaction price for long-term maintenance agreements and construction contracts allocated to performance obligations that had not been satisfied as of March 29, 2020, was $967 million. We expect to recognize the related revenue of $237 million over the next 12 months and $730 million over periods up to 10 years. See Note 10, "PRODUCT WARRANTY LIABILITY," for additional disclosures on extended warranty coverage arrangements. Our other contracts generally are for a duration of less than one year, include payment terms that correspond to the timing of costs incurred when providing goods and services to our customers or represent sales-based royalties.
Deferred and Unbilled Revenue
The following is a summary of our unbilled and deferred revenue and related activity:

In millions	March 29, 2020	December 31, 2019
Unbilled revenue	$91	$68
Deferred revenue, primarily extended warranty	1,364	1,354
We recognized revenue of $112 million and $109 million for the three months ended March 29, 2020 and March 31, 2019, respectively, that was included in the deferred revenue balance at the beginning of each year. We did not record any impairment losses on our unbilled revenues during the three months ended March 29, 2020 or March 31, 2019.
Disaggregation of Revenue
Consolidated Revenue
The table below presents our consolidated sales by geographic area. Net sales attributed to geographic areas were based on the location of the customer.

	Three months ended
In millions	March 29, 2020	March 31, 2019
United States	$2,852	$3,436
China	522	573
India	170	224
Other international	1,467	1,771
Total net sales	$5,011	$6,004
Segment Revenue
Engine segment external sales by market were as follows:

	Three months ended
In millions	March 29, 2020	March 31, 2019
Heavy-duty truck	$519	$723
Medium-duty truck and bus	490	610
Light-duty automotive	327	330
Total on-highway	1,336	1,663
Off-highway	243	321
Total sales	$1,579	$1,984

Distribution segment external sales by region were as follows:

	Three months ended
In millions	March 29, 2020	March 31, 2019
North America	$1,245	$1,392
Asia Pacific	192	220
Europe	135	123
China	68	81
Africa and Middle East	51	55
Russia	41	35
Latin America	39	40
India	36	47
Total sales	$1,807	$1,993
Distribution segment external sales by product line were as follows:

	Three months ended
In millions	March 29, 2020	March 31, 2019
Parts	$783	$841
Power generation	375	401
Service	327	362
Engines	322	389
Total sales	$1,807	$1,993
Components segment external sales by business were as follows:

	Three months ended
In millions	March 29, 2020	March 31, 2019
Emission solutions	$570	$749
Filtration	249	259
Turbo technologies	158	190
Automated transmissions	82	149
Electronics and fuel systems	56	54
Total sales	$1,115	$1,401
Power Systems segment external sales by product line were as follows:

	Three months ended
In millions	March 29, 2020	March 31, 2019
Power generation	$269	$308
Industrial	165	231
Generator technologies	66	84
Total sales	$500	$623

NOTE 4. PENSIONS AND OTHER POSTRETIREMENT BENEFITS
We sponsor funded and unfunded domestic and foreign defined benefit pension and other postretirement benefit (OPEB) plans. Contributions to these plans were as follows:

	Three months ended
In millions	March 29, 2020	March 31, 2019
Defined benefit pension contributions	$56	$33
OPEB payments, net	4	14
Defined contribution pension plans	34	39
During the remainder of 2020, we anticipate making additional defined benefit pension contributions of $35 million in cash to our global pension plans. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. Our 2020 annual net periodic pension cost is $102 million.
The components of net periodic pension and other postretirement benefit costs under our plans were as follows:

	Pension
	U.S. Plans		U.K. Plans		Other Postretirement Benefits
	Three months ended
In millions	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Service cost	$34	$29	$7	$7	$—	$—
Interest cost	24	27	9	11	2	2
Expected return on plan assets	(49)	(47)	(19)	(18)	—	—
Amortization of prior service cost	—	—	1	—	—	—
Recognized net actuarial loss	10	4	8	3	—	—
Net periodic benefit cost	$19	$13	$6	$3	$2	$2

NOTE 5. EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES
Equity, royalty and interest income from investees included in our Condensed Consolidated Statements of Net Income for the reporting period was as follows:

	Three months ended
In millions	March 29, 2020		March 31, 2019
Manufacturing entities
Beijing Foton Cummins Engine Co., Ltd.	$17		$21
Chongqing Cummins Engine Company, Ltd.	9		12
Dongfeng Cummins Engine Company, Ltd.	8		14
All other manufacturers	55	(1)	27
Distribution entities
Komatsu Cummins Chile, Ltda.	10		6
All other distributors	—		(1)
Cummins share of net income	99		79
Royalty and interest income	30		13
Equity, royalty and interest income from investees	$129		$92

(1) Includes $37 million in adjustments related to tax changes within India's 2020-2021 Union Budget of India (India Tax Law Changes) passed in March 2020. See NOTE 6, "INCOME TAXES" for additional information on India Tax Law Changes.

NOTE 6. INCOME TAXES
Our effective tax rate for the three months ended March 29, 2020, was 19.4 percent. Our effective tax rate for the three months ended March 31, 2019, was 20.8 percent and contained immaterial discrete items.
The three months ended March 29, 2020, contained $18 million of favorable net discrete tax items, primarily due to tax changes within India's 2020-2021 Union Budget of India (India Tax Law Change) passed in March of 2020. The India Tax Law Change eliminated the dividend distribution tax and replaced it with a lower rate withholding tax as the burden shifted from the dividend payor to the dividend recipient for a net favorable income statement impact of $35 million, or $0.23 per share.
The India Tax Law Change resulted in the following adjustments to the Income Statement in the first quarter of 2020:

March 29, 2020
In millions	Favorable (Unfavorable)
Equity, royalty and interest income from investees	$37
Income tax expense (1)	17
Less: Net income attributable to noncontrolling interests	(19)
Net income statement impact	$35

(1) The adjustment to "Income tax expense" includes $15 million of discrete items.

NOTE 7. MARKETABLE SECURITIES
A summary of marketable securities, all of which were classified as current, was as follows:

	March 29, 2020			December 31, 2019
In millions	Cost	Gross unrealized gains/(losses)(1)	Estimated fair value	Cost	Gross unrealized gains/(losses)(1)	Estimated fair value
Equity securities
Debt mutual funds	$217	$4	$221	$180	$3	$183
Certificates of deposit	95	—	95	133	—	133
Equity mutual funds	22	(1)	21	19	4	23
Bank debentures	1	—	1	1	—	1
Debt securities	1	—	1	1	—	1
Total marketable securities	$336	$3	$339	$334	$7	$341

(1) Unrealized gains and losses for debt securities are recorded in other comprehensive income while unrealized gains and losses for equity securities are recorded in "Other income, net" in our Condensed Consolidated Statements of Net Income.

All debt securities are classified as available-for-sale. All marketable securities presented use a Level 2 fair value measure. The fair value of Level 2 securities is estimated using actively quoted prices for similar instruments from brokers and observable inputs where available, including market transactions and third-party pricing services, or net asset values provided to investors. We do not currently have any Level 3 securities, and there were no transfers between Level 2 or 3 during the first three months of 2020 or for the year ended December 31, 2019.

A description of the valuation techniques and inputs used for our Level 2 fair value measures is as follows:
•Debt mutual funds — The fair value measure for the vast majority of these investments is the daily net asset value published on a regulated governmental website. Daily quoted prices are available from the issuing brokerage and are used on a test basis to corroborate this Level 2 input.
•Certificates of deposit and bank debentures — These investments provide us with a contractual rate of return and generally range in maturity from three months to five years. The counterparties to these investments are reputable financial institutions with investment grade credit ratings. Since these instruments are not tradable and must be settled directly by us with the respective financial institution, our fair value measure is the financial institution's month-end statement.

•Equity mutual funds — The fair value measure for these investments is the net asset value published by the issuing brokerage. Daily quoted prices are available from reputable third-party pricing services and are used on a test basis to corroborate this Level 2 input measure.
•Debt securities — The fair value measure for these securities is broker quotes received from reputable firms. These securities are infrequently traded on a national exchange and these values are used on a test basis to corroborate our Level 2 input measure.
The proceeds from sales and maturities of marketable securities were as follows:

	Three months ended
In millions	March 29, 2020	March 31, 2019
Proceeds from sales of marketable securities	$53	$63
Proceeds from maturities of marketable securities	42	40
Investments in marketable securities - liquidations	$95	$103

NOTE 8. INVENTORIES
Inventories are stated at the lower of cost or market. Inventories included the following:

In millions	March 29, 2020	December 31, 2019
Finished products	$2,223	$2,214
Work-in-process and raw materials	1,488	1,395
Inventories at FIFO cost	3,711	3,609
Excess of FIFO over LIFO	(132)	(123)
Total inventories	$3,579	$3,486

NOTE 9. DEBT
Loans Payable and Commercial Paper
Loans payable, commercial paper and the related weighted-average interest rates were as follows:

In millions	March 29, 2020	December 31, 2019
Loans payable (1)	$121	$100
Commercial paper (2)	1,617	660

(1) Loans payable consist primarily of notes payable to various domestic and international financial institutions, and it is not practicable to aggregate these notes and calculate a quarterly weighted-average interest rate.

(2) The weighted-average interest rate, inclusive of all brokerage fees, was 1.48 percent and 1.82 percent at March 29, 2020 and December 31, 2019, respectively.
We can issue up to $3.5 billion of unsecured, short-term promissory notes (commercial paper) pursuant to the Board of Directors (the Board) authorized commercial paper programs. The programs facilitate the private placement of unsecured short-term debt through third-party brokers. We intend to use the net proceeds from the commercial paper borrowings for general corporate purposes.
Revolving Credit Facilities
We have access to committed credit facilities that total $3.5 billion, including a $1.5 billion 364-day facility that expires August 19, 2020 and a $2.0 billion five-year facility that expires on August 22, 2023. We intend to maintain credit facilities at the current or higher aggregate amounts by renewing or replacing these facilities before expiration. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and for general corporate purposes.

At March 29, 2020, the $1,617 million of outstanding commercial paper effectively reduced the $3.5 billion of revolving credit capacity to $1.9 billion. See Note 18, "SUBSEQUENT EVENT," for a discussion of actions taken since March 29, 2020.

At March 29, 2020, we also had an additional $213 million available for borrowings under our international and other domestic credit facilities.
Long-term Debt
A summary of long-term debt was as follows:

In millions	Interest Rate	March 29, 2020	December 31, 2019
Long-term debt
Senior notes, due 2023	3.65%	$500	$500
Debentures, due 2027	6.75%	58	58
Debentures, due 2028	7.125%	250	250
Senior notes, due 2043	4.875%	500	500
Debentures, due 2098(1)	5.65%	165	165
Other debt		47	59
Unamortized discount		(50)	(50)
Fair value adjustments due to hedge on indebtedness		54	35
Finance leases		89	90
Total long-term debt		1,613	1,607
Less: Current maturities of long-term debt		33	31
Long-term debt		$1,580	$1,576

(1) The effective interest rate on this debt is 7.48%.
Principal payments required on long-term debt during the next five years are as follows:

In millions	2020	2021	2022	2023	2024
Principal payments	$21	$41	$9	$506	$5
Interest Rate Risk
In the first quarter of 2020, we entered into additional interest rate lock agreements to reduce the variability of the cash flows of the interest payments on a total of $400 million of fixed rate debt forecast to be issued in 2023 to replace our senior notes at maturity. The net loss included in "Other comprehensive income" for the three months ended March 29, 2020, was $79 million.
Fair Value of Debt
Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair values and carrying values of total debt, including current maturities, were as follows:

In millions	March 29, 2020	December 31, 2019
Fair value of total debt (1)	$3,661	$2,706
Carrying values of total debt	3,351	2,367

(1) The fair value of debt is derived from Level 2 inputs.

NOTE 10. PRODUCT WARRANTY LIABILITY
A tabular reconciliation of the product warranty liability, including the deferred revenue related to our extended warranty coverage and accrued product campaigns was as follows:

	Three months ended
In millions	March 29, 2020	March 31, 2019
Balance, beginning of year	$2,389	$2,208
Provision for base warranties issued	97	129
Deferred revenue on extended warranty contracts sold	66	90
Provision for product campaigns issued	2	90
Payments made during period	(138)	(150)
Amortization of deferred revenue on extended warranty contracts	(57)	(59)
Changes in estimates for pre-existing product warranties	(15)	(23)
Foreign currency translation and other	(12)	3
Balance, end of period	$2,332	$2,288

We recognized supplier recoveries of $9 million and $58 million for the three months ended March 29, 2020 and March 31, 2019, respectively.
Warranty related deferred revenues and warranty liabilities on our Condensed Consolidated Balance Sheets were as follows:

In millions	March 29, 2020	December 31, 2019	Balance Sheet Location
Deferred revenue related to extended coverage programs
Current portion	$232	$227	Current portion of deferred revenue
Long-term portion	717	714	Deferred revenue
Total	$949	$941

Product warranty
Current portion	$743	$803	Current portion of accrued product warranty
Long-term portion	640	645	Accrued product warranty
Total	$1,383	$1,448

Total warranty accrual	$2,332	$2,389

Engine System Campaign Accrual
During 2017, the California Air Resources Board (CARB) and the U.S. Environmental Protection Agency (EPA) selected certain of our pre-2013 model year engine systems for additional emissions testing. Some of these engine systems failed CARB and EPA tests as a result of degradation of an aftertreatment component. In the second quarter of 2018, we reached agreement with the CARB and EPA regarding our plans to address the affected populations. From the fourth quarter of 2017 through the second quarter of 2018, we recorded charges for the expected costs of field campaigns to repair these engine systems.

The campaigns launched in the third quarter of 2018 and are being completed in phases across the affected population. The total engine system campaign charge, excluding supplier recoveries, was $410 million. At March 29, 2020, the remaining accrual balance was $214 million.

NOTE 11. SUPPLEMENTAL BALANCE SHEET DATA
Other accrued expenses included the following:

In millions	March 29, 2020	December 31, 2019
Marketing accruals	$187	$176
Other taxes payable	184	228
Current portion of operating lease liabilities	135	131
Income taxes payable	82	52
Other	383	452
Other accrued expenses	$971	$1,039
Other liabilities included the following:

In millions	March 29, 2020	December 31, 2019
Operating lease liabilities	$349	$370
One-time transition tax	293	293
Deferred income taxes	292	306
Accrued compensation	181	206
Other long-term liabilities	316	204
Other liabilities	$1,431	$1,379

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
On April 29, 2019, we announced that we were conducting a formal internal review of our emissions certification process and compliance with emission standards for our pick-up truck applications, following conversations with the EPA and CARB regarding certification of our engines in model year 2019 RAM 2500 and 3500 trucks. This review is being conducted with external advisors to ensure the certification and compliance processes for all of our pick-up truck applications are consistent with our internal policies, engineering standards and applicable laws. In addition, we voluntarily disclosed our formal internal review to the regulators and to other government agencies, the Department of Justice (DOJ) and the SEC, and have been working cooperatively with them to ensure a complete and thorough review. During conversations with the EPA and CARB about the effectiveness of our pick-up truck applications, the regulators raised concerns that certain aspects of our emissions systems may reduce the effectiveness of our emissions control systems and thereby act as defeat devices. As a result, our internal review focuses, in part, on the regulators’ concerns. We are working closely with the regulators to enhance our emissions systems to improve the effectiveness of all of our pick-up truck applications and to fully address the regulators’ requirements. Based on discussions with the regulators, we have developed a new calibration for the engines in model year

2019 RAM 2500 and 3500 trucks that has been included in all engines shipped since September 2019. During our discussions, the regulators have asked us to look at other model years and other engines, though the primary focus of our review has been the model year 2019 RAM. We are also fully cooperating with the DOJ's and the SEC's information requests and inquiries. Due to the continuing nature of our formal review, our ongoing cooperation with our regulators and other government agencies, and the presence of many unknown facts and circumstances, we cannot predict the final outcome of this review and these regulatory and agency processes, and we cannot provide assurance that the matter will not have a materially adverse impact on our results of operations and cash flows.
Guarantees and Commitments
Periodically, we enter into guarantee arrangements, including guarantees of non-U.S. distributor financings, residual value guarantees on equipment under operating leases and other miscellaneous guarantees of joint ventures or third-party obligations. At March 29, 2020, the maximum potential loss related to these guarantees was $49 million.
We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. At March 29, 2020, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $45 million. Most of these arrangements enable us to secure supplies of critical components. We do not currently anticipate paying any penalties under these contracts.
We enter into physical forward contracts with suppliers of platinum and palladium to purchase certain volumes of the commodities at contractually stated prices for various periods, which generally fall within two years. At March 29, 2020, the total commitments under these contracts were $31 million. These arrangements enable us to guarantee the prices of these commodities, which otherwise are subject to market volatility.
We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance. These performance bonds and other performance-related guarantees were $84 million at March 29, 2020.
Indemnifications
Periodically, we enter into various contractual arrangements where we agree to indemnify a third-party against certain types of losses. Common types of indemnities include:
•product liability and license, patent or trademark indemnifications;
•asset sale agreements where we agree to indemnify the purchaser against future environmental exposures related to the asset sold; and
•any contractual agreement where we agree to indemnify the counterparty for losses suffered as a result of a misrepresentation in the contract.
We regularly evaluate the probability of having to incur costs associated with these indemnities and accrue for expected losses that are probable. Because the indemnifications are not related to specified known liabilities and due to their uncertain nature, we are unable to estimate the maximum amount of the potential loss associated with these indemnifications.

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS
Following are the changes in accumulated other comprehensive income (loss) by component:

	Three months ended
In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on debt securities	Unrealized gain (loss) on derivatives		Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at December 31, 2019	$(734)	$(1,285)	$—	$(9)		$(2,028)
Other comprehensive income before reclassifications
Before-tax amount	(19)	(148)	—	(95)		(262)	$(17)	$(279)
Tax benefit (expense)	5	3	—	18		26	—	26
After-tax amount	(14)	(145)	—	(77)		(236)	(17)	(253)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	16	—	—	(2)		14	—	14
Net current period other comprehensive income (loss)	2	(145)	—	(79)	(2)	(222)	$(17)	$(239)
Balance at March 29, 2020	$(732)	$(1,430)	$—	$(88)		$(2,250)

Balance at December 31, 2018	$(671)	$(1,138)	$—	$2		$(1,807)
Other comprehensive income before reclassifications
Before-tax amount	(23)	80	(1)	3		59	$3	$62
Tax benefit (expense)	5	1	—	(1)		5	—	5
After-tax amount	(18)	81	(1)	2		64	3	67
Amounts reclassified from accumulated other comprehensive income (loss)(1)	7	—	—	(3)		4	—	4
Net current period other comprehensive income (loss)	(11)	81	(1)	(1)		68	$3	$71
Balance at March 31, 2019	$(682)	$(1,057)	$(1)	$1		$(1,739)

(1) Amounts are net of tax. Reclassifications out of accumulated other comprehensive income (loss) and the related tax effects are immaterial for separate disclosure.
(2) Primarily related to interest rate lock activity. See the Interest Rate Risk section in NOTE 9 "DEBT" for additional information.

NOTE 14. RESTRUCTURING ACTIONS
In November 2019, we announced our intentions to reduce our global workforce in response to the continued deterioration in our global markets in the second half of 2019, as well as expected reductions in orders in most U.S. and international markets in 2020. In the fourth quarter of 2019, we began executing restructuring actions, primarily in the form of voluntary and involuntary employee separation programs. To the extent these programs involve voluntary separations, a liability is generally recorded at the time offers to employees are accepted. To the extent these programs provide separation benefits in accordance with pre-existing agreements or policies, a liability is recorded once the amount is probable and reasonably estimable. We incurred a charge of $119 million ($90 million after-tax) in the fourth quarter of 2019 for these actions which impacted approximately 2,300 employees. The voluntary actions were completed by December 31, 2019 and substantially all of the involuntary actions were completed at March 29, 2020. Due to the inherent uncertainty involved, actual amounts paid for such activities may differ from amounts initially recorded and we may need to revise previous estimates.
The table below summarizes the activity and balance of accrued restructuring, which is included in "Other accrued expenses" in our Condensed Consolidated Balance Sheets:

In millions	Restructuring Accrual
Balance at December 31, 2019	$116
Cash payments	(48)
Change in estimate	(6)
Foreign currency loss	(1)
Balance at March 29, 2020	$61

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

Summarized financial information regarding our reportable operating segments for the three months ended is shown in the table below:

In millions	Engine	Distribution	Components	Power Systems	New Power	Total Segments	Intersegment Eliminations (1)	Total
Three months ended March 29, 2020
External sales	$1,579	$1,807	$1,115	$500	$10	$5,011	$—	$5,011
Intersegment sales	579	7	387	384	—	1,357	(1,357)	—
Total sales	2,158	1,814	1,502	884	10	6,368	(1,357)	5,011
Research, development and engineering expenses	80	7	68	54	29	238	—	238
Equity, royalty and interest income from investees	78	21	21	9	—	129	—	129
Interest income (2)	4	1	1	1	—	7	—	7
Segment EBITDA	365	158	279	77	(43)	836	10	846
Depreciation and amortization (3)	53	31	48	32	4	168	—	168

Three months ended March 31, 2019
External sales	$1,984	$1,993	$1,401	$623	$3	$6,004	$—	$6,004
Intersegment sales	669	8	460	454	—	1,591	(1,591)	—
Total sales	2,653	2,001	1,861	1,077	3	7,595	(1,591)	6,004
Research, development and engineering expenses	78	7	75	56	21	237	—	237
Equity, royalty and interest income from investees	56	11	10	15	—	92	—	92
Interest income (2)	4	4	2	2	—	12	—	12
Segment EBITDA	438	171	325	138	(29)	1,043	(10)	1,033
Depreciation and amortization (3)	50	29	46	29	2	156	—	156

(1) Includes intersegment sales, intersegment profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses for the three months ended March 29, 2020 and March 31, 2019.

(2) "Interest income" is managed at the corporate level and allocated to each operating segment.
(3) Depreciation and amortization, as shown on a segment basis, excludes the amortization of debt discount and deferred costs included in the Condensed Consolidated Statements of Net Income as "Interest expense." The amortization of debt discount and deferred costs was less than $1 million and $1 million for the three months ended March 29, 2020 and March 31, 2019, respectively. A portion of depreciation expense is included in "Research, development and engineering expenses."

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Net Income is shown in the table below:

	Three months ended
In millions	March 29, 2020	March 31, 2019
Total EBITDA	$846	$1,033
Less:
Depreciation and amortization	168	156
Interest expense	23	32
Income before income taxes	$655	$845

NOTE 16. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In August 2018, the FASB issued a new standard that aligns the accounting for implementation costs incurred in a cloud computing arrangement accounted for as a service contract with the model currently used for internal use software costs. Under the new standard, costs that meet certain criteria will be required to be capitalized on the balance sheet and subsequently amortized over the term of the hosting arrangement. We adopted the standard on January 1, 2020, on a prospective basis as allowed by the standard. The adoption is not expected to have a material impact on our Condensed Consolidated Financial Statements.
On January 1, 2020, we adopted the new FASB standard amendment related to accounting for credit losses on financial instruments. This amendment introduces new guidance for accounting for credit losses on instruments including trade receivables and held-to-maturity debt securities. The standard requires entities to record a cumulative effect adjustment to the statement of financial position. We recorded a net decrease to opening retained earnings of $4 million, net of tax, as of January 1, 2020, due to the cumulative impact of adopting the new standard. The impact to any individual financial statement line item as a result of applying the new standard, as compared to the old standard, was not material for the three months ended March 29, 2020.
In March 2020, the FASB amended its standard to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendment allow entities to elect not to apply certain modification accounting requirements to contracts affected by reference rate reform if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. These expedients would apply to our interest rate swaps and interest rate locks. The guidance was effective upon issuance and expires after December 31, 2022. The amendment did not have an effect on our Condensed Consolidated Financial Statements at March 29, 2020. We are still evaluating which contracts will be impacted by reference rate reform, but the expedients will allow us to make permitted changes prior to the expiration of the amendments without resulting in an impact to our Consolidated Financial Statements.
NOTE 17. RISKS AND UNCERTAINTIES
During the first quarter of 2020, the outbreak of the coronavirus disease of 2019 (COVID-19) spread throughout the world and became a global pandemic. The pandemic triggered a significant downturn in our markets globally and these challenging market conditions could continue for an extended period of time. In an effort to contain the spread of COVID-19, maintain the well-being of our employees and stakeholders, match the reduced demand from our customers and in accordance with governmental requirements, we closed or partially shut down certain office, manufacturing and distribution facilities around the world. These closures expanded and continued into April 2020. While the global market downturn, closures and limitations on movement are expected to be temporary, the duration of the production and supply chain disruptions, and related financial impacts, cannot be estimated at this time. This uncertainty could have an impact in future periods on certain estimates used in the preparation of our first quarter financial results, including, but not limited to impairment of goodwill and other long-lived assets, income tax provision, recoverability of inventory and hedge accounting with respect to forecasted future transactions. Should the manufacturing and distribution closures continue for an extended period of time, the impact on our production and supply chain could have a material adverse effect on our results of operations, financial condition and cash flows.
NOTE 18. SUBSEQUENT EVENT
On April 13, 2020, we registered for the Federal Reserve Bank of New York’s Commercial Paper Funding Facility (CPFF) program to assure access to the commercial paper funding markets during more volatile credit market conditions. The CPFF was intended to provide a liquidity backstop to U.S. issuers of commercial paper through a special purpose vehicle (SPV). We were approved on April 14, 2020. The facility allows us, based on our current short-term credit rating, to issue three-month unsecured commercial paper at a rate equal to a +110 basis point spread over the three-month overnight index swap rate on the date of issuance. The maximum amount of commercial paper that we may issue at any time through this program is $1.5 billion less the total principal amount of all other outstanding commercial paper that we have issued. We retain full access to our Board authorized $3.5 billion commercial paper program, as reduced by any amounts issued under this facility. The SPV is currently scheduled to cease purchasing commercial paper on March 17, 2021. As of April 24, 2020, we issued $230 million of commercial paper under the CPFF program.

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
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION
Certain parts of this quarterly report contain forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that are based on current expectations, estimates and projections about the industries in which we operate and management’s beliefs and assumptions. Forward-looking statements are generally accompanied by words such as "anticipates," "expects," "forecasts," "intends," "plans," "believes," "seeks," "estimates," "could," "should" or words of similar meaning. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which we refer to as "future factors," which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Some future factors that could cause our results to differ materially from the results discussed in such forward-looking statements are discussed below and shareholders, potential investors and other readers are urged to consider these future factors carefully in evaluating forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. Future factors that could affect the outcome of forward-looking statements include the following:
•market slowdown due to the impacts from COVID-19 pandemic, other public health crises, epidemics or pandemics;
•impacts to manufacturing and supply chain abilities from an extended shutdown or disruption of our operations due to the COVID-19 pandemic;
•supply shortages and supplier financial risk, particularly from any of our single-sourced suppliers, including suppliers that may be impacted by the COVID-19 pandemic;
•aligning our capacity and production with our demand, including impacts of COVID-19;
•a major customer experiencing financial distress, particularly related to the COVID-19 pandemic;
•any adverse results of our internal review into our emissions certification process and compliance with emission standards;
•increased scrutiny from regulatory agencies, as well as unpredictability in the adoption, implementation and enforcement of emission standards around the world;
•disruptions in global credit and financial markets as the result of the COVID-19 pandemic;
•adverse impacts from government actions to stabilize credit markets and financial institutions and other industries;
•product recalls;
•the development of new technologies that reduce demand for our current products and services;
•policy changes in international trade;
•a slowdown in infrastructure development and/or depressed commodity prices;
•the U.K.'s decision to end its membership in the European Union (EU);
•labor relations or work stoppages;
•reliance on our executive leadership team and other key personnel;
•lower than expected acceptance of new or existing products or services;
•changes in the engine outsourcing practices of significant customers;
•our plan to reposition our portfolio of product offerings through exploration of strategic acquisitions and divestitures and related uncertainties of entering such transactions;
•exposure to potential security breaches or other disruptions to our information technology systems and data security;
•challenges or unexpected costs in completing cost reduction actions and restructuring initiatives;
•failure to realize expected results from our investment in Eaton Cummins Automated Transmission Technologies joint venture;
•political, economic and other risks from operations in numerous countries;

•competitor activity;
•increasing competition, including increased global competition among our customers in emerging markets;
•foreign currency exchange rate changes;
•variability in material and commodity costs;
•the actions of, and income from, joint ventures and other investees that we do not directly control;
•changes in taxation;
•global legal and ethical compliance costs and risks;
•product liability claims;
•increasingly stringent environmental laws and regulations;
•the performance of our pension plan assets and volatility of discount rates, particularly those related to the sustained slowdown of the global economy due to the COVID-19 pandemic;
•future bans or limitations on the use of diesel-powered products;
•the price and availability of energy;
•our sales mix of products;
•protection and validity of our patent and other intellectual property rights;
•the outcome of pending and future litigation and governmental proceedings;
•continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support our future business; and
•other risk factors described in Part II, Item 1A. in this quarterly report under the caption "Risk Factors."
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

ORGANIZATION OF INFORMATION
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) was prepared to provide the reader with a view and perspective of our business through the eyes of management and should be read in conjunction with our Management's Discussion and Analysis of Financial Condition and Results of Operations section of our 2019 Form 10-K. Our MD&A is presented in the following sections:
•EXECUTIVE SUMMARY AND FINANCIAL HIGHLIGHTS
•RESULTS OF OPERATIONS
•OPERATING SEGMENT RESULTS
•OUTLOOK
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

Our financial performance depends, in large part, on varying conditions in the markets we serve, particularly the on-highway, construction and general industrial markets. Demand in these markets tends to fluctuate in response to overall economic conditions. Our sales may also be impacted by OEM inventory levels, production schedules and stoppages. Economic downturns in markets we serve generally result in reduced sales of our products and can result in price reductions in certain products and/or markets. As a worldwide business, our operations are also affected by currency, political, economic, public health crises, epidemics or pandemics and regulatory matters, including adoption and enforcement of environmental and emission standards, in the countries we serve. As part of our growth strategy, we invest in businesses in certain countries that carry high levels of these risks such as China, Brazil, India, Mexico, Russia and countries in the Middle East and Africa. At the same time, our geographic diversity and broad product and service offerings have helped limit the impact from a drop in demand in any one industry or customer or the economy of any single country on our consolidated results.

COVID-19 Update

During the first quarter of 2020, the outbreak of the coronavirus disease of 2019 (COVID-19) spread throughout the world and became a global pandemic. The pandemic triggered a significant downturn in our markets globally and these challenging market conditions could continue for an extended period of time. In an effort to contain the spread of COVID-19, maintain the well-being of our employees and stakeholders, match the reduced demand from our customers and in accordance with governmental requirements, we closed or partially shut down certain office, manufacturing and distribution facilities around the world. These closures expanded and continued into April 2020. While the global market downturn, closures and limitations on movement are expected to be temporary, the duration of the production and supply chain disruptions, and related financial impacts, cannot be estimated at this time. Should the manufacturing and distribution closures continue for an extended period of time or worsen, the impact on our production and supply chain could have a material adverse effect on our results of operations, financial condition and cash flows.

First Quarter 2020

Our first quarter results were impacted by COVID-19, which caused manufacturing and supplier plant closures in China in early 2020 and other targeted shut-downs beginning in late March 2020 in response to customer plant closures and government actions to slow the spread of the virus. Plants closed in China during the first quarter were reopened in late March 2020; however, additional plants and distribution locations around the world were shut down or working at reduced capacities early in the second quarter. Although these actions did not have a material effect on our results of operations in the first quarter, we expect them to have a significant impact on our second quarter results as well as the results of operations, financial condition and cash flows throughout the remainder of 2020, if the decline in customer demand, government action or our related shut-downs continue for an extended period of time or worsen.
Worldwide revenues decreased 17 percent in the three months ended March 29, 2020, compared to the same period in 2019, as we experienced lower demand in all major operating segments and almost all geographic regions of the world due to the anticipated down cycle in almost all of our related markets and the impacts of COVID-19. Net sales in the U.S. and Canada declined 16 percent primarily due to decreased demand in the heavy-duty and medium-duty truck markets (which negatively impacted our emission solutions, automated transmissions and turbo technologies businesses), reduced sales in all of our distribution product lines and lower off-highway demand (primarily construction and oil and gas markets). International demand (excludes the U.S. and Canada) declined by 17 percent, with lower sales in almost all geographic regions. The decrease in international sales was principally due to lower off-highway demand (mainly international mining markets and construction markets in Western Europe and Asia Pacific), decreased demand in our emission solutions and our turbo technologies businesses, reduced demand in most of our distribution product lines and unfavorable foreign currency impacts of 2 percent of international sales (primarily the Brazilian real, Chinese renminbi, Euro and Australian dollar).

The following table contains sales and EBITDA (defined as earnings before interest expense, income taxes, noncontrolling interests, depreciation and amortization) by operating segment for the three months ended March 29, 2020 and March 31, 2019. See the section titled "OPERATING SEGMENT RESULTS" for a more detailed discussion of net sales and EBITDA by operating segment including the reconciliation of segment EBITDA to net income attributable to Cummins Inc.

	Three months ended
Operating Segments	March 29, 2020			March 31, 2019			Percent change
		Percent			Percent		2020 vs. 2019
In millions	Sales	of Total	EBITDA	Sales	of Total	EBITDA	Sales	EBITDA
Engine	$2,158	43%	$365	$2,653	44%	$438	(19)%	(17)%
Distribution	1,814	36%	158	2,001	33%	171	(9)%	(8)%
Components	1,502	30%	279	1,861	31%	325	(19)%	(14)%
Power Systems	884	18%	77	1,077	18%	138	(18)%	(44)%
New Power	10	—%	(43)	3	—%	(29)	NM	(48)%
Intersegment eliminations	(1,357)	(27)%	10	(1,591)	(26)%	(10)	(15)%	NM
Total	$5,011	100%	$846	$6,004	100%	$1,033	(17)%	(18)%

"NM" - not meaningful information
Net income attributable to Cummins was $511 million, or $3.41 per diluted share, on sales of $5.0 billion for the three months ended March 29, 2020, versus the comparable prior year period net income attributable to Cummins of $663 million, or $4.20 per diluted share, on sales of $6.0 billion. The decreases in net income and earnings per diluted share were driven by lower net sales, decreased gross margin, a smaller gain in fair value of corporate owned life insurance and unfavorable foreign currency fluctuations (primarily the Brazilian real and Australian dollar), partially offset by restructuring actions resulting in lower compensation expenses and favorable adjustments related to India Tax Law Changes in March 2020. The decrease in gross margin was primarily due to lower volumes, partially offset by restructuring actions resulting in lower compensation expenses, lower material costs and decreased warranty expenses. The increase in gross margin as a percentage of sales was principally due to decreased warranty costs and lower variable compensation expenses, partially offset by the impact of lower sales. Diluted earnings per common share for the three months ended March 29, 2020, benefited $0.03 from fewer weighted-average shares outstanding due to the stock repurchase program.
We generated $379 million of cash from operations for the three months ended March 29, 2020, compared to $412 million for the comparable period in 2019. Refer to the section titled "Cash Flows" in the "LIQUIDITY AND CAPITAL RESOURCES" section for a discussion of items impacting cash flows.
In the first three months of 2020, we purchased $550 million, or 3.5 million shares of common stock.
Our debt to capital ratio (total capital defined as debt plus equity) at March 29, 2020, was 29.5 percent, compared to 21.9 percent at December 31, 2019. The increase was primarily due to higher outstanding commercial paper of $957 million since December 31, 2019. At March 29, 2020, we had $2.0 billion in cash and marketable securities on hand and access to our $3.5 billion credit facilities, if necessary, to meet currently anticipated working capital, investment and funding needs.
In the first three months of 2020, the investment loss on our U.S. pension trust was 7.3 percent while our U.K. pension trust gain was 2.7 percent. Investment performance in both trusts was negatively affected as a result of COVID-19's impact on capital markets. We anticipate making additional defined benefit pension contributions during the remainder of 2020 of $35 million for our U.S. and U.K. pension plans. Our 2020 annual net periodic pension cost is $102 million.

RESULTS OF OPERATIONS

	Three months ended		Favorable/
	March 29, 2020	March 31, 2019	(Unfavorable)
In millions, except per share amounts			Amount	Percent
NET SALES	$5,011	$6,004	$(993)	(17)%
Cost of sales	3,717	4,472	755	17%
GROSS MARGIN	1,294	1,532	(238)	(16)%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	546	593	47	8%
Research, development and engineering expenses	238	237	(1)	—%
Equity, royalty and interest income from investees	129	92	37	40%
Other operating (expense) income, net	(5)	5	(10)	NM
OPERATING INCOME	634	799	(165)	(21)%
Interest income	7	12	(5)	(42)%
Interest expense	23	32	9	28%
Other income, net	37	66	(29)	(44)%
INCOME BEFORE INCOME TAXES	655	845	(190)	(22)%
Income tax expense	127	176	49	28%
CONSOLIDATED NET INCOME	528	669	(141)	(21)%
Less: Net income attributable to noncontrolling interests	17	6	(11)	NM
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$511	$663	$(152)	(23)%
Diluted Earnings Per Common Share Attributable to Cummins Inc.	$3.41	$4.20	$(0.79)	(19)%

"NM" - not meaningful information

	Three months ended		Favorable/ (Unfavorable)
	March 29, 2020	March 31, 2019
Percent of sales			Percentage Points
Gross margin	25.8%	25.5%	0.3
Selling, general and administrative expenses	10.9%	9.9%	(1.0)
Research, development and engineering expenses	4.7%	3.9%	(0.8)

Net Sales
Net sales for the three months ended March 29, 2020, decreased by $993 million versus the comparable period in 2019. The primary drivers were as follows:
•Engine segment sales decreased 19 percent due to lower volumes in the North American heavy-duty and medium-duty truck markets and lower demand in global construction markets, especially in North America, Western Europe and Asia Pacific.
•Components segment sales decreased 19 percent, largely due to lower demand in North America and Western Europe.
•Power Systems sales decreased 18 percent primarily due to lower demand in international mining markets and power generation markets in North America and India.
•Distribution segment sales decreased 9 percent principally due to lower demand in North America, especially in the engine and parts product lines.
•Unfavorable foreign currency fluctuations of 1 percent of total sales, primarily in the Brazilian real, Chinese renminbi, Euro and Australian dollar.

Sales to international markets (excluding the U.S. and Canada), based on location of customers, for the three months ended March 29, 2020, were 38 percent of total net sales compared with 39 percent of total net sales for the comparable period in 2019. A more detailed discussion of sales by segment is presented in the “OPERATING SEGMENT RESULTS” section.
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
Gross Margin
Gross margin decreased $238 million for the three months ended March 29, 2020 and increased 0.3 points as a percentage of sales, versus the comparable period in 2019. The decrease in gross margin was primarily due to lower volumes, partially offset by restructuring actions resulting in lower compensation expenses, lower material costs and decreased warranty expenses. The increase in gross margin as a percentage of sales was principally due to decreased warranty costs and lower variable compensation expenses, partially offset by the impact of lower sales.
The provision for base warranties issued as a percent of sales for the three months ended March 29, 2020, was 1.9 percent compared to 2.1 percent for the comparable period in 2019. A detailed discussion of gross margin by segment is presented in the “OPERATING SEGMENT RESULTS” section.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $47 million for the three months ended March 29, 2020, versus the comparable period in 2019, primarily due to restructuring actions resulting in lower compensation expenses. Overall, selling, general and administrative expenses, as a percentage of sales, increased to 10.9 percent in the three months ended March 29, 2020, from 9.9 percent in the comparable period in 2019. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to sales declining faster than selling, general and administrative expenses decreased, partially offset by lower compensation expenses.
Research, Development and Engineering Expenses
Research, development and engineering expenses increased $1 million for the three months ended March 29, 2020, versus the comparable period in 2019. Overall, research, development and engineering expenses as a percentage of sales increased to 4.7 percent in the three months ended March 29, 2020, from 3.9 percent in the comparable period in 2019. Research, development and engineering expenses increased as we continued to invest in our products and technologies despite the decline in sales. Research activities continue to focus on development of new products to meet future emission standards around the world, improvements in fuel economy performance of diesel and natural gas-powered engines and related components as well as development activities around fully electric, hybrid and hydrogen powertrain solutions.
Equity, Royalty and Interest Income from Investees
Equity, royalty and interest income from investees increased $37 million for the three months ended March 29, 2020, versus the comparable period in 2019, primarily due to a $37 million adjustment as the result of tax changes within India's 2020-2021 Union Budget of India (India Tax Law Changes) passed in March 2020 and $18 million of technology fee revenue recorded in the first quarter of 2020, partially offset by lower equity earnings in China as the result of COVID-19. See NOTE 6, "INCOME TAXES" to the Condensed Consolidated Financial Statements for additional information on India Tax Law Changes.

Other Operating (Expense) Income, Net
Other operating (expense) income, net was as follows:

	Three months ended
In millions	March 29, 2020	March 31, 2019
Amortization of intangible assets	$(5)	$(5)
Loss on write off of assets	(2)	—
(Loss) gain on sale of assets, net	(1)	5
Royalty income, net	2	6
Other, net	1	(1)
Total other operating (expense) income, net	$(5)	$5

Interest Income
Interest income decreased $5 million for the three months ended March 29, 2020, versus the comparable period in 2019, primarily due to lower rates of return.
Interest Expense
Interest expense decreased $9 million for the three months ended March 29, 2020, versus the comparable period in 2019, mainly due to lower interest rates despite an increase in short-term borrowings.
Other Income, Net
Other income, net was as follows:

	Three months ended
In millions	March 29, 2020	March 31, 2019
Gain on corporate owned life insurance	$17	$37
Non-service pension and other postretirement benefits credit	16	18
Rental income	2	2
Foreign currency loss, net	(1)	(6)
(Loss) gain on marketable securities, net	(3)	4
Bank charges	(3)	(3)
Other, net	9	14
Total other income, net	$37	$66

Income Tax Expense
Our effective tax rate for the three months ended March 29, 2020, was 19.4 percent. Our effective tax rate for the three months ended March 31, 2019, was 20.8 percent and contained immaterial discrete items.
The three months ended March 29, 2020, contained $18 million of favorable net discrete tax items, primarily due to tax changes within India's 2020-2021 Union Budget of India (India Tax Law Change) passed in March of 2020. The India Tax Law Change eliminated the dividend distribution tax and replaced it with a lower rate withholding tax as the burden shifted from the dividend payor to the dividend recipient for a net favorable income statement impact of $35 million, or $0.23 per share. See NOTE 6, "INCOME TAXES" to the Condensed Consolidated Financial Statements for additional information on India Tax Law Changes.
Noncontrolling Interests
Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities. Noncontrolling interests in income of consolidated subsidiaries for the three months ended March 29, 2020, increased $11 million, versus the comparable period in 2019, primarily due to a $19 million unfavorable adjustment as the result of India Tax Law Changes passed in March 2020. See NOTE 6, "INCOME TAXES" to the Condensed Consolidated Financial Statements for additional information on India Tax Law Changes.

Net Income Attributable to Cummins Inc. and Diluted Earnings Per Common Share Attributable to Cummins Inc.
Net income and diluted earnings per common share attributable to Cummins Inc. for the three months ended March 29, 2020, decreased $152 million and $0.79 per diluted share versus the comparable period in 2019, primarily due to lower net sales, decreased gross margin, a smaller gain in fair value of corporate owned life insurance and unfavorable foreign currency fluctuations (primarily the Brazilian real and Australian dollar), partially offset by restructuring actions resulting in lower compensation expenses and favorable adjustments related to India Tax Law Changes in March 2020. Diluted earnings per common share for the three months ended March 29, 2020, benefited $0.03 from fewer weighted-average shares outstanding due to the stock repurchase program.
Comprehensive Income - Foreign Currency Translation Adjustment
The foreign currency translation adjustment was a net loss of $162 million for the three months ended March 29, 2020, compared to a net gain of $84 million for the three months ended March 31, 2019, and was driven by the following:

	Three months ended
	March 29, 2020		March 31, 2019
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly-owned subsidiaries	$(124)	Brazilian real, Indian rupee, Chinese renminbi, British pound	$74	British pound, Chinese renminbi
Equity method investments	(21)	Chinese renminbi, Indian rupee	7	Chinese renminbi offset by British pound
Consolidated subsidiaries with a noncontrolling interest	(17)	Indian rupee	3	Indian rupee
Total	$(162)		$84

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
Our first quarter results were impacted by COVID-19, which caused manufacturing and supplier plant closures in China in early 2020 and other targeted shut-downs beginning in late March 2020 in response to customer plant closures and government actions to slow the spread of the virus. Plants closed in China during the first quarter were reopened in late March 2020; however, additional plants and distribution locations around the world were shut down or working at reduced capacities early in the second quarter. Although these actions did not have a material effect on our results of operations in the first quarter, we expect them to have a significant impact on our second quarter results as well as the results of operations, financial condition and cash flows throughout the remainder of 2020, if the decline in customer demand, government action or our related shut-downs continue for an extended period of time or worsen.
Following is a discussion of results for each of our operating segments.
Engine Segment Results
Financial data for the Engine segment was as follows:

	Three months ended		Favorable/
	March 29,	March 31,	(Unfavorable)
In millions	2020	2019	Amount	Percent
External sales	$1,579	$1,984	$(405)	(20)%
Intersegment sales	579	669	(90)	(13)%
Total sales	2,158	2,653	(495)	(19)%
Research, development and engineering expenses	80	78	(2)	(3)%
Equity, royalty and interest income from investees	78	56	22	39%
Interest income (1)	4	4	—	—%
Segment EBITDA	365	438	(73)	(17)%

			Percentage Points
Segment EBITDA as a percentage of total sales	16.9%	16.5%		0.4

(1) "Interest income" is managed at the corporate level and allocated to each operating segment.
Sales for our Engine segment by market were as follows:

	Three months ended		Favorable/
	March 29,	March 31,	(Unfavorable)
In millions	2020	2019	Amount	Percent
Heavy-duty truck	$750	$979	$(229)	(23)%
Medium-duty truck and bus	618	721	(103)	(14)%
Light-duty automotive	353	382	(29)	(8)%
Total on-highway	1,721	2,082	(361)	(17)%
Off-highway	437	571	(134)	(23)%
Total sales	$2,158	$2,653	$(495)	(19)%

			Percentage Points
On-highway sales as percentage of total sales	80%	78%		2

Unit shipments by engine classification (including unit shipments to Power Systems and off-highway engine units included in their respective classification) were as follows:

	Three months ended		Favorable/
	March 29,	March 31,	(Unfavorable)
	2020	2019	Amount	Percent
Heavy-duty	25,800	33,900	(8,100)	(24)%
Medium-duty	61,200	79,000	(17,800)	(23)%
Light-duty	49,400	56,400	(7,000)	(12)%
Total unit shipments	136,400	169,300	(32,900)	(19)%
Sales
Engine segment sales for the three months ended March 29, 2020, decreased $495 million versus the comparable period in 2019. The following were the primary drivers by market:
•Heavy-duty truck sales decreased $229 million principally due to lower volumes in the North American heavy-duty truck market with lower shipments of 36 percent.
•Off-highway sales decreased $134 million primarily due to lower demand in global construction markets, especially in North America, Western Europe and Asia Pacific.
•Medium-duty truck and bus sales decreased $103 million mainly due to lower demand in North American and Brazilian medium-duty truck markets.
Segment EBITDA
Engine segment EBITDA for the three months ended March 29, 2020, decreased $73 million versus the comparable period in 2019, primarily due to lower gross margin, partially offset by increased equity, royalty and interest income from investees and lower selling, general and administrative expenses. The decrease in gross margin was mainly due to lower volumes, partially offset by lower compensation expenses. The decrease in selling, general and administrative expenses was primarily due to restructuring actions resulting in lower compensation expenses, partially offset by higher consulting expenses. The increase in equity, royalty and interest income from investees was due to higher earnings at Tata Cummins Ltd. largely due to an $18 million adjustment related to India Tax Law Changes passed in March 2020 and $18 million of technology fee revenue recorded in the first quarter of 2020, partially offset by lower earnings at Dongfeng Cummins Engine Co. See NOTE 6, "INCOME TAXES" to the Condensed Consolidated Financial Statements for additional information on India Tax Law Changes.
Distribution Segment Results
Financial data for the Distribution segment was as follows:

	Three months ended		Favorable/
	March 29,	March 31,	(Unfavorable)
In millions	2020	2019	Amount	Percent
External sales	$1,807	$1,993	$(186)	(9)%
Intersegment sales	7	8	(1)	(13)%
Total sales	1,814	2,001	(187)	(9)%
Research, development and engineering expenses	7	7	—	—%
Equity, royalty and interest income from investees	21	11	10	91%
Interest income (1)	1	4	(3)	(75)%
Segment EBITDA	158	171	(13)	(8)%

			Percentage Points
Segment EBITDA as a percentage of total sales	8.7%	8.5%		0.2

(1) "Interest income" is managed at the corporate level and allocated to each operating segment.

Sales for our Distribution segment by region were as follows:

	Three months ended		Favorable/
	March 29,	March 31,	(Unfavorable)
In millions	2020	2019	Amount	Percent
North America	$1,246	$1,399	$(153)	(11)%
Asia Pacific	196	220	(24)	(11)%
Europe	136	123	13	11%
China	68	82	(14)	(17)%
Africa and Middle East	51	55	(4)	(7)%
Latin America	39	40	(1)	(3)%
India	36	47	(11)	(23)%
Russia	42	35	7	20%
Total sales	$1,814	$2,001	$(187)	(9)%

Sales for our Distribution segment by product line were as follows:

	Three months ended		Favorable/
	March 29,	March 31,	(Unfavorable)
In millions	2020	2019	Amount	Percent
Parts	$787	$844	$(57)	(7)%
Power generation	376	403	(27)	(7)%
Service	328	363	(35)	(10)%
Engines	323	391	(68)	(17)%
Total sales	$1,814	$2,001	$(187)	(9)%
Sales
Distribution segment sales for the three months ended March 29, 2020, decreased $187 million versus the comparable period in 2019. The following were the primary drivers by region:
•North American sales decreased $153 million due to decreased demand in all product lines, especially engine sales in oil and gas markets and parts.
•Unfavorable foreign currency fluctuations, principally in the Australian dollar, Euro, Brazilian real and Chinese renminbi.
Segment EBITDA
Distribution segment EBITDA for the three months ended March 29, 2020, decreased $13 million versus the comparable period in 2019, primarily due to lower gross margin and unfavorable foreign currency fluctuations in emerging markets (especially Africa), partially offset by lower selling, general and administrative expenses and higher equity, royalty and interest income from investees. The decrease in gross margin was mainly due to lower volume, partially offset by lower compensation expenses. The decrease in selling, general and administrative expenses was due to restructuring actions resulting in lower compensation expenses and lower travel expenses, partially offset by higher consulting expenses. The increase in equity, royalty and interest income from investees was largely due to higher earnings at Valvoline Cummins Ltd., due to a $5 million adjustment related to India Tax Law Changes passed in March 2020, and Komatsu Cummins Chile, Ltda. See NOTE 6, "INCOME TAXES" to the Condensed Consolidated Financial Statements for additional information on India Tax Law Changes.

Components Segment Results
Financial data for the Components segment was as follows:

	Three months ended		Favorable/
	March 29,	March 31,	(Unfavorable)
In millions	2020	2019	Amount	Percent
External sales	$1,115	$1,401	$(286)	(20)%
Intersegment sales	387	460	(73)	(16)%
Total sales	1,502	1,861	(359)	(19)%
Research, development and engineering expenses	68	75	7	9%
Equity, royalty and interest income from investees	21	10	11	NM
Interest income (1)	1	2	(1)	(50)%
Segment EBITDA	279	325	(46)	(14)%

			Percentage Points
Segment EBITDA as a percentage of total sales	18.6%	17.5%		1.1

"NM" - not meaningful information
(1) "Interest income" is managed at the corporate level and allocated to each operating segment.

Sales for our Components segment by business were as follows:

	Three months ended		Favorable/
	March 29,	March 31,	(Unfavorable)
In millions	2020	2019	Amount	Percent
Emission solutions	$664	$854	$(190)	(22)%
Filtration	312	325	(13)	(4)%
Turbo technologies	270	335	(65)	(19)%
Electronics and fuel systems	174	198	(24)	(12)%
Automated transmissions	82	149	(67)	(45)%
Total sales	$1,502	$1,861	$(359)	(19)%
Sales
Components segment sales for the three months ended March 29, 2020, decreased $359 million versus the comparable period in 2019. The following were the primary drivers by business:
•Emission solutions sales decreased $190 million primarily due to weaker demand in North America and Western Europe.
•Automated transmissions sales decreased $67 million primarily due to lower heavy-duty truck demand in North America.
•Turbo technologies sales decreased $65 million mainly due to weaker market demand in North America and Western Europe.
Segment EBITDA
Components segment EBITDA for the three months ended March 29, 2020, decreased $46 million versus the comparable period in 2019, mainly due to lower gross margin, partially offset by lower selling, general and administrative expenses, increased equity, royalty and interest income from investees and decreased research, development and engineering expenses. The decrease in gross margin was mainly due to lower volumes, partially offset by restructuring actions resulting in lower compensation expenses. Selling, general and administrative expenses decreased due to restructuring actions resulting in lower compensation expenses and decreased consulting expenses. The decrease in research, development and engineering expenses was principally due to lower compensation expenses. The increase in equity, royalty and interest income from investees was primarily due to higher earnings at Fleetguard Filtration Systems India Pvt. due to a $14 million adjustment related to India Tax Law Changes passed in March 2020. See NOTE 6, "INCOME TAXES" to the Condensed Consolidated Financial Statements for additional information on India Tax Law Changes.

Power Systems Segment Results
Financial data for the Power Systems segment was as follows:

	Three months ended		Favorable/
	March 29,	March 31,	(Unfavorable)
In millions	2020	2019	Amount	Percent
External sales	$500	$623	$(123)	(20)%
Intersegment sales	384	454	(70)	(15)%
Total sales	884	1,077	(193)	(18)%
Research, development and engineering expenses	54	56	2	4%
Equity, royalty and interest income from investees	9	15	(6)	(40)%
Interest income (1)	1	2	(1)	(50)%
Segment EBITDA	77	138	(61)	(44)%

			Percentage Points
Segment EBITDA as a percentage of total sales	8.7%	12.8%		(4.1)

(1) "Interest income" is managed at the corporate level and allocated to each operating segment.

Sales for our Power Systems segment by product line were as follows:

	Three months ended		Favorable/
	March 29,	March 31,	(Unfavorable)
In millions	2020	2019	Amount	Percent
Power generation	$519	$567	$(48)	(8)%
Industrial	296	420	(124)	(30)%
Generator technologies	69	90	(21)	(23)%
Total sales	$884	$1,077	$(193)	(18)%
Sales
Power Systems segment sales for the three months ended March 29, 2020, decreased $193 million versus the comparable period in 2019. The following were the primary drivers by product line:
•Industrial sales decreased $124 million due to lower demand in international mining markets and decreased demand in oil and gas markets in North America and China.
•Power generation sales decreased $48 million due to lower demand in North America and India.
•Unfavorable foreign currency fluctuations primarily in the Brazilian real, Chinese renminbi and Indian rupee.
Segment EBITDA
Power Systems segment EBITDA for the three months ended March 29, 2020, decreased $61 million versus the comparable period in 2019, primarily due to lower gross margin and decreased equity, royalty and interest income from investees, partially offset by lower selling, general and administrative expenses. The decrease in gross margin was mainly due to lower volumes, partially offset by lower warranty expenses. Selling, general and administrative expenses decreased primarily due to restructuring actions resulting in lower compensation expenses and decreased travel expenses. The decrease in equity, royalty and interest income from investees was primarily due to lower earnings at Chongqing Cummins Engine Co., Ltd.

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

	Three months ended		Favorable/
	March 29,	March 31,	(Unfavorable)
In millions	2020	2019	Amount	Percent
Total external sales	$10	$3	$7	NM
Research, development and engineering expenses	29	21	(8)	(38)%
Segment EBITDA	(43)	(29)	(14)	(48)%

"NM" - not meaningful information

Reconciliation of Segment EBITDA to Net Income Attributable to Cummins Inc.
The table below reconciles the segment information to the corresponding amounts in the Condensed Consolidated Statements of Net Income:

	Three months ended
In millions	March 29, 2020	March 31, 2019
TOTAL SEGMENT EBITDA	$836	$1,043
Intersegment eliminations (1)	10	(10)
TOTAL EBITDA	846	1,033
Less:
Interest expense	23	32
Depreciation and amortization (2)	168	156
INCOME BEFORE INCOME TAXES	655	845
Less: Income tax expense	127	176
CONSOLIDATED NET INCOME	528	669
Less: Net income attributable to noncontrolling interest	17	6
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$511	$663

(1) Includes intersegment sales, intersegment profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses for the three months ended March 29, 2020 and March 31, 2019, respectively.

(2) Depreciation and amortization, as shown on a segment basis, excludes the amortization of debt discount and deferred costs included in the Condensed Consolidated Statements of Net Income as "Interest expense." The amortization of debt discount and deferred costs was less than $1 million and $1 million for the three months ended March 29, 2020 and March 31, 2019, respectively.

OUTLOOK
Our outlook reflects the following cash savings measures and challenges to our business, in particular with respect to the ongoing COVID-19 pandemic, that we expect could impact our revenue and earnings potential for the remainder of 2020.
Cash Savings Measures
•We expect to realize annualized savings from restructuring and other actions of approximately $250 million to $300 million. Actions related to this restructuring were substantially complete at the end of March 2020.
•In response to the unknown duration and severity of COVID-19, we are taking the following additional temporary actions to manage the use of cash:
◦We are reducing our planned capital expenditures by 25 percent.
◦We are working to reduce our inventory levels.
◦We implemented a tiered payroll cut across our workforce including the Board of Directors.
Challenges
•We expect customer shutdowns and the impact of lower economic activity, driven by COVID-19, will negatively impact our results of operations, financial position and cash flows.
•Supply chain constraints related to COVID-19 will likely impact our revenues negatively and result in increased costs.
•In response to COVID-19 we closed or slowed certain global manufacturing facilities for an undetermined period of time and will reopen when deemed appropriate for the safety of our employees.
•We may close or restructure additional manufacturing and distribution facilities as we evaluate the appropriate size and structure of our manufacturing and distribution capacity, which could result in additional charges.
•Due to the ongoing impact of COVID-19 and attempts to control its spread, we are expecting significantly weaker demand in the majority of our geographic markets and regions for the remainder of 2020.
•Uncertainty in the U.K. surrounding its ability to negotiate trade agreements as a sovereign country could have material negative impacts on our European operations in the long-term.
COVID-19
We expect the COVID-19 pandemic to negatively impact our financial performance. Because the magnitude and duration of the COVID-19 pandemic and its economic consequences are unclear, the pandemic’s impact on our performance is difficult to predict. The three principle areas we anticipate COVID-19 to negatively impact our financial performance are through its impact on customer demand, the impact on our ability to procure parts from suppliers and our ability to operate our manufacturing, distribution and service facilities.
Customer Demand – The majority of our major customers, including PACCAR, Navistar, Daimler and FCA have experienced extended production shutdowns related to COVID-19. Production shutdowns remained widespread in April and these shut-downs will have a significant impact on our second quarter revenues. We expect customers to ramp up their production over time as they reopen their facilities. The speed at which customers increase production is highly uncertain and will be determined by supply chain constraints, market demand and government decisions to reopen economies.
Supply Chain Impact – Supplier shutdowns may result in parts shortages and negatively impact our ability to manufacture products and meet aftermarket demand. In addition, industry parts shortages may impact the timing of when customer facilities reopen and the speed at which customers ramp up production, negatively impacting demand for our products. Lower demand increases the risk that certain suppliers will face financial issues, potentially impacting their ability to supply parts.
Operations Impact - Our manufacturing and distribution locations are generally considered critical services and the majority of our facilities remain open to meet customer demand. In an effort to contain the spread of COVID-19, maintain the well-being of our employees, ensure compliance with governmental requirements or respond to declines in demand from customers, we closed or partially shut down certain office, manufacturing and distribution facilities around the world. We have taken, and will continue to take, a variety of steps to reduce the risk of employees contracting COVID-19 at work. These steps include social distancing, expanded cleaning and sanitization, adjusting work hours and temperature checks.

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

Dollars in millions	March 29, 2020	December 31, 2019
Working capital (1)	$2,808	$3,127
Current ratio	1.40	1.50
Accounts and notes receivable, net	$3,505	$3,670
Days' sales in receivables	65	58
Inventories	$3,579	$3,486
Inventory turnover	4.1	4.7
Accounts payable (principally trade)	$2,648	$2,534
Days' payable outstanding	63	58
Total debt	$3,351	$2,367
Total debt as a percent of total capital	29.5%	21.9%

(1) Working capital includes cash and cash equivalents.
Cash Flows
Cash and cash equivalents were impacted as follows:

	Three months ended
In millions	March 29, 2020	March 31, 2019	Change
Net cash provided by operating activities	$379	$412	$(33)
Net cash used in investing activities	(99)	(71)	(28)
Net cash provided by (used in) financing activities	234	(347)	581
Effect of exchange rate changes on cash and cash equivalents	48	31	17
Net increase in cash and cash equivalents	$562	$25	$537
Net cash provided by operating activities decreased $33 million for the three months ended March 29, 2020, versus the comparable period in 2019, primarily due to lower consolidated net income of $141 million, lower foreign currency remeasurement and transaction exposure of $76 million and restructuring payments of $48 million, partially offset by lower working capital requirements of $167 million. During the first three months of 2020, the lower working capital requirements resulted in a cash outflow of $135 million compared to a cash outflow of $302 million in the comparable period in 2019, mainly due to lower notes and accounts receivable balances as the result of lower sales, partially offset by higher inventory balances.
Net cash used in investing activities increased $28 million for the three months ended March 29, 2020, versus the comparable period in 2019, primarily due to lower cash flows from derivatives not designated as hedges of $49 million and lower proceeds from the disposal of property, plant and equipment, partially offset by lower capital expenditures of $34 million.
Net cash provided by financing activities increased $581 million for the three months ended March 29, 2020, versus the comparable period in 2019, primarily due to higher net borrowings of commercial paper of $1,028 million, partially offset by higher repurchases of common stock of $450 million.
The effect of exchange rate changes on cash and cash equivalents for the three months ended March 29, 2020, versus the comparable period in 2019, increased $17 million primarily due to a favorable $39 million fluctuation in the British pound, partially offset by unfavorable fluctuations in the Chinese renminbi and Indian rupee.

Sources of Liquidity
We generate significant ongoing cash flow. Cash provided by operations is our principal source of liquidity with $379 million generated in the three months ended March 29, 2020. Our sources of liquidity included:

	March 29, 2020
In millions	Total	U.S.	International	Primary location of international balances
Cash and cash equivalents	$1,691	$694	$997	China, Singapore, Belgium, Mexico, Australia
Marketable securities (1)	339	78	261	India
Total	$2,030	$772	$1,258
Available credit capacity
Revolving credit facilities (2)	$1,883
International and other uncommitted domestic credit facilities	$213

(1) The majority of marketable securities could be liquidated into cash within a few days.
(2) The five-year credit facility for $2.0 billion and the 364-day credit facility for $1.5 billion, maturing August 2023 and August 2020, respectively, are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. At March 29, 2020, we had $1,617 million of commercial paper outstanding, which effectively reduced the available capacity under our revolving credit facilities to $1.9 billion.

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
Debt Facilities and Other Sources of Liquidity
We have access to committed credit facilities that total $3.5 billion, including a $1.5 billion 364-day facility that expires August 19, 2020 and a $2.0 billion five-year facility that expires on August 22, 2023. We intend to maintain credit facilities at the current or higher aggregate amounts by renewing or replacing these facilities before expiration. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and for general corporate purposes.
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
At March 29, 2020, we had $1.6 billion of commercial paper outstanding, which effectively reduced the available capacity under our revolving credit facilities to $1.9 billion.
On April 13, 2020, we registered for the Federal Reserve Bank of New York’s Commercial Paper Funding Facility (CPFF) program to assure access to the commercial paper funding markets during more volatile credit market conditions. The CPFF was intended to provide a liquidity backstop to U.S. issuers of commercial paper through a special purpose vehicle (SPV). We were approved on April 14, 2020. The facility allows us, based on our current short-term credit rating, to issue three-month unsecured commercial paper at a rate equal to a + 110 basis point spread over the three-month overnight index swap rate on the date of issuance. The maximum amount of commercial paper that we may issue at any time through this program is $1.5 billion less the total principal amount of all other outstanding commercial paper that we have issued. We retain full access to our Board authorized $3.5 billion commercial paper program, as reduced by any amounts issued under this facility. The SPV is currently scheduled to cease purchasing commercial paper on March 17, 2021. As of April 24, 2020, we issued $230 million of commercial paper under the CPFF program.
Supply Chain Financing
We currently have supply chain financing programs with financial intermediaries, which provide certain vendors the option to be paid by financial intermediaries earlier than the due date on the applicable invoice. When a vendor utilizes the program and receives an early payment from a financial intermediary, they take a discount on the invoice. We then pay the financial intermediary the face amount of the invoice on the regularly scheduled due date. We do not reimburse vendors for any costs they incur for participation in the program and their participation is completely voluntary. As a result, all amounts owed to the financial intermediaries are presented as "Accounts payable" in our Condensed Consolidated Balance Sheets.
Uses of Cash
Stock Repurchases
In December 2019, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the 2018 repurchase plan. In October 2018, the Board authorized the acquisition of up to $2.0 billion of additional common stock. In the first three months of 2020, we made the following purchases under the 2018 stock repurchase program:

In millions, except per share amounts	Shares Purchased	Average Cost Per Share	Total Cost of Repurchases	Remaining Authorized Capacity (1)
March 29	3.5	$156.90	$550	$85

(1) The remaining authorized capacity under these plans was calculated based on the cost to purchase the shares but excludes commission expenses in accordance with the authorized plan.

We may repurchase outstanding shares from time to time during 2020 to enhance shareholder value and to offset the dilutive impact of employee stock-based compensation plans.
Dividends
We paid dividends of $195 million during the three months ended March 29, 2020.
Restructuring Actions
In November 2019, we announced our intentions to reduce our global workforce in response to the continued deterioration in our global markets in the second half of 2019, as well as expected reductions in orders in most U.S. and international markets in 2020. In the fourth quarter of 2019, we began executing restructuring actions, primarily in the form of voluntary and involuntary employee separation programs. We incurred a charge of $119 million ($90 million after-tax) in the fourth quarter of 2019 for these actions which impacted approximately 2,300 employees. We expect to incur an additional $61 million in cash payments during the remainder of 2020. See Note 14, "RESTRUCTURING ACTIONS," to the Condensed Consolidated Financial Statements, for additional information.
Capital Expenditures
Capital expenditures, including spending on internal use software, for the three months ended March 29, 2020, were $83 million versus $129 million in the comparable period in 2019. While we continue to make targeted investments, we reduced our planned 2020 spending (previously estimated at $675 million to $700 million) in response to the weaker outlook for global growth due to the impact of COVID-19. We plan to spend an estimated $500 million to $525 million in 2020 on capital expenditures, excluding internal use software, with approximately 40 percent of these expenditures are expected to be invested outside of the U.S. in 2020. In addition, we plan to spend an estimated $50 million to $60 million on internal use software in 2020.
Pensions
Our global pension plans, including our unfunded and non-qualified plans, were 113 percent funded at December 31, 2019. Our U.S. defined benefit plan, which represents approximately 53 percent of the worldwide pension obligation, was 133 percent funded, and our U.K. defined benefit plan was 109 percent funded. The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans. In the first three months of 2020, the investment loss on our U.S. pension trust was 7.3 percent while our U.K. pension trust gain was 2.7 percent. Investment performance in both trusts was negatively affected as a result of COVID-19's impact on capital markets. Approximately 72 percent of our pension plan assets are held in highly liquid investments such as fixed income and equity securities. The remaining 28 percent of our plan assets are held in less liquid, but market valued investments, including real estate, private equity, venture capital, opportunistic credit and insurance contracts. We anticipate making additional defined benefit pension contributions during the remainder of 2020 of $35 million for our U.S. and U.K. pension plans. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. Our 2020 annual net periodic pension cost is $102 million.

Current Maturities of Short and Long-Term Debt
We had $1.6 billion of commercial paper outstanding at March 29, 2020, that matures in less than one year. The maturity schedule of our existing long-term debt does not require significant cash outflows until 2023 when our 3.65% senior notes are due. Required annual long-term debt principal payments range from $5 million to $506 million over the next five years (including the remainder of 2020). See Note 9, "DEBT," to the Condensed Consolidated Financial Statements for additional information.
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

Management's Assessment of Liquidity
Despite the downturn in the economy and volatility in the capital markets due to the COVID-19 pandemic, our financial condition and liquidity remain strong. Our solid balance sheet and credit ratings enable us to have ready access to credit and the capital markets. We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities. We believe our operating cash flow, existing cash and marketable securities and liquidity provide us with the financial flexibility needed to fund working capital, targeted capital expenditures, dividend payments, projected pension obligations, debt service obligations and remaining restructuring payments through 2020 and beyond. We continue to generate cash from operations and maintain access to our expanded revolving credit facilities and commercial paper programs as noted above.
Other Matters
In July 2017, the U.K.'s Financial Conduct Authority, which regulates the London Interbank Offered Rate (LIBOR), announced it intends to phase out LIBOR by the end of 2021. Various central bank committees and working groups continue to discuss replacement of benchmark rates, the process for amending existing LIBOR-based contracts and the potential economic impacts of different alternatives. The Alternative Reference Rates Committee has identified the Secured Overnight Financing Rate (SOFR) as its preferred alternative rate for USD LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. We are evaluating the potential impact of the replacement of the LIBOR benchmark interest rate including risk management and internal operational readiness. As more fully described in Note 16, "RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS" to our Condensed Consolidated Financial Statements, the FASB recently released guidance aimed at easing the financial reporting implications of a transition from LIBOR to a new benchmark rate.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
A summary of our significant accounting policies is included in Note 1, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” of the Notes to the Consolidated Financial Statements of our 2019 Form 10-K, which discusses accounting policies that we have selected from acceptable alternatives.
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
A discussion of our critical accounting estimates may be found in the “Management’s Discussion and Analysis” section of our 2019 Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.” Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first three months of 2020.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
See Note 16, "RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS," in the Notes to Condensed Consolidated Financial Statements for additional information.
ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
A discussion of quantitative and qualitative disclosures about market risk may be found in Item 7A of our 2019 Form 10-K. There have been no material changes in this information since the filing of our 2019 Form 10-K.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 29, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On April 29, 2019, we announced that we were conducting a formal internal review of our emissions certification process and compliance with emission standards for our pick-up truck applications, following conversations with the U.S. Environmental Protection Agency (EPA) and the California Air Resources Board (CARB) regarding certification of our engines in model year 2019 RAM 2500 and 3500 trucks. This review is being conducted with external advisors to ensure the certification and compliance processes for all of our pick-up truck applications are consistent with our internal policies, engineering standards and applicable laws. In addition, we voluntarily disclosed our formal internal review to the regulators and to other government agencies, the Department of Justice (DOJ) and the Securities and Exchange Commission (SEC), and have been working cooperatively with them to ensure a complete and thorough review. During conversations with the EPA and CARB about the effectiveness of our pick-up truck applications, the regulators raised concerns that certain aspects of our emissions systems may reduce the effectiveness of our emissions control systems and thereby act as defeat devices. As a result, our internal review focuses, in part, on the regulators’ concerns. We are working closely with the regulators to enhance our emissions systems to improve the effectiveness of all of our pick-up truck applications and to fully address the regulators’ requirements. Based on discussions with the regulators, we have developed a new calibration for the engines in model year 2019 RAM 2500 and 3500 trucks that has been included in all engines shipped since September 2019. During our discussions, the regulators have asked us to look at other model years and other engines, though the primary focus of our review has been the model year 2019 RAM. We are also fully cooperating with the DOJ's and the SEC's information requests and inquiries. Due to the continuing nature of our formal review, our ongoing cooperation with our regulators and other government agencies, and the presence of many unknown facts and circumstances, we cannot predict the final outcome of this review and these regulatory and agency processes, and we cannot provide assurance that the matter will not have a materially adverse impact on our results of operations and cash flows.
ITEM 1A.  Risk Factors
Set forth below and elsewhere in this Quarterly Report on Form 10-Q are some of the principal risks and uncertainties that could cause our actual business results to differ materially from any forward-looking statements contained in this Report and could individually, or in combination, have a material adverse effect on our results of operations, financial position and cash flows. These risk factors should be considered in addition to our cautionary comments concerning forward-looking statements in this Report, including statements related to markets for our products and trends in our business that involve a number of risks and uncertainties. Our separate section above, “CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION,” should be considered in addition to the following statements. The risk factors below amend and supersede the risk factors previously disclosed in Item 1A to the Annual Report on Form 10-K of Cummins Inc. for the year ended December 31, 2019.

A sustained market slowdown due to the impacts from the COVID-19 pandemic, other public health crises, epidemics or pandemics or otherwise, could have a material and adverse effect on our results of operations, financial condition and cash flows.
The COVID-19 pandemic has triggered a significant downturn in our markets globally and these challenging market conditions could continue for an extended period of time. The U.S., European, Indian and other international economies have slowed, with much uncertainty as to when these markets will recover. The recovery in the China market just began and the rate of improvement, and whether such improvement will continue, is unclear at this time. If any or all of these major markets were to endure a sustained slowdown or recession due to the impacts of the COVID-19 pandemic, other public health crises, epidemics or pandemics or otherwise decline, it could have a material adverse effect on our results of operations, financial condition and cash flows.
Our manufacturing and supply chain abilities may be materially and adversely impacted by an extended shutdown or disruption of our operations due to the COVID-19 pandemic which could materially and adversely affect our results of operations, financial condition and cash flows.
During the first quarter of 2020, the outbreak of the coronavirus disease of 2019 (COVID-19) spread throughout the world and became a global pandemic. The pandemic triggered a significant downturn in our markets globally and these challenging market conditions could continue for an extended period of time. In an effort to contain the spread of COVID-19, maintain the well-being of our employees and stakeholders, match the reduced demand from our customers and in accordance with governmental requirements, we closed or partially shut down certain office, manufacturing and distribution facilities around the world. These closures expanded and continued into April 2020. While the global market downturn, closures and limitations on movement are expected to be temporary, the duration of the production and supply chain disruptions, and related financial impacts, cannot be estimated at this time. Should the manufacturing and distribution closures continue for an extended period of time or worsen, the impact on our production and supply chain could have a material adverse effect on our results of operations, financial condition and cash flows.
We are vulnerable to supply shortages from single-sourced suppliers, including suppliers that may be impacted by the COVID-19 pandemic, and any delay in receiving critical supplies could have a material adverse effect on our results of operations, financial condition and cash flows.
During 2019, we single sourced approximately 19 percent of the total types of parts in our product designs, compared to approximately 20 percent in 2018. Any delay in our suppliers' deliveries may adversely affect our operations at multiple manufacturing locations, forcing us to seek alternative supply sources to avoid serious disruptions. Delays may be caused by factors affecting our suppliers (including the COVID-19 pandemic, capacity constraints, labor disputes, economic downturns, availability of credit, the impaired financial condition), suppliers' allocations to other purchasers, weather emergencies, natural disasters, or acts of war or terrorism. In particular, if the COVID-19 pandemic continues and results in extended periods of travel, commercial and other restrictions, we could continue to incur global supply disruptions. Any extended delay in receiving critical supplies could impair our ability to deliver products to our customers and have a material adverse effect on our results of operations, financial condition and cash flows.
We face the challenge of accurately aligning our capacity with our demand.
Our markets are cyclical in nature and we face periods when demand fluctuates significantly higher or lower than our normal operating levels, including COVID-19 related shut-downs. Accurately forecasting our expected volumes and appropriately adjusting our capacity are important factors in determining our results of operations and cash flows. We manage our capacity by adjusting our manufacturing workforce, capital expenditures and purchases from suppliers. In periods of weak demand we may face under-utilized capacity and un-recovered overhead costs, while in periods of strong demand we may experience unplanned costs and could fail to meet customer demand. We cannot guarantee that we will be able to adequately adjust our manufacturing capacity in response to significant changes in customer demand, which could harm our business. In addition, the COVID-19 pandemic and related reductions in demand forced certain of our customer’s facilities around the world to close or partially shut down operations, inhibiting our ability to forecast demand and caused related closures and partial shut-downs of certain of our manufacturing facilities. If we overestimate our demand and overbuild our capacity, we may have significantly underutilized assets and we may experience reduced margins. If we do not accurately align our manufacturing capabilities with demand it could have a material adverse effect on our results of operations, financial condition and cash flows.
Financial distress, particularly related to the COVID-19 pandemic, or a change-in-control of one of our large truck OEM customers could have a material adverse impact on our results of operations, financial condition and cash flows.
We recognize significant sales of engines and components to a few large on-highway truck OEM customers in North America which have been an integral part of our positive business results for several years. If one of our large truck OEM customers experiences financial distress due to the COVID-19 pandemic, bankruptcy or a change-in-control, such circumstance could likely lead to significant reductions in our sales volumes, commercial disputes, receivable collection issues, and other negative consequences that could have a material adverse impact on our results of operations, financial condition and cash flows.
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
We previously announced that we are conducting a formal internal review of our emissions certification process and compliance with emission standards with respect to all of our pick-up truck applications, following conversations with the EPA and CARB regarding certification of our engines for model year 2019 RAM 2500 and 3500 trucks. During conversations with the EPA and CARB about the effectiveness of our pick-up truck applications, the regulators raised concerns that certain aspects of our emissions systems may reduce the effectiveness of our emissions control systems and thereby act as defeat devices. As a result, our internal review focuses, in part, on the regulators’ concerns. We are working closely with the regulators to enhance our emissions systems to improve the effectiveness of all of our pick-up truck applications and to fully address the regulators’ requirements. Based on discussions with the regulators, we have developed a new calibration for the engines in model year 2019 RAM 2500 and 3500 trucks that has been included in all engines shipped since September 2019. During our discussions, the regulators have asked us to look at other model years and other engines, though the primary focus of our review has been the model year 2019 RAM. We will continue to work together closely with the relevant regulators to develop and implement recommendations for improvement as part of our ongoing commitment to compliance. We are also fully cooperating with the DOJ's and the SEC's information requests and inquiries.Due to the continuing nature of the formal review, our ongoing cooperation with the regulators and other government agencies, and the presence of many unknown facts and circumstances, we are not yet able to estimate the financial impact of these matters. It is possible that the consequences of any remediation plans resulting from our formal review and these regulatory and agency processes could have a material adverse impact on our results of operations and cash flows in the periods in which these emissions certification issues are addressed.
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
The COVID-19 pandemic created disruptions and turmoil in global credit and financial markets and the ongoing impacts could have a material adverse effect on our results of operations, financial condition and cash flows.
The COVID-19 pandemic created disruptions and turmoil in the global credit and financial markets and made it more difficult and costly for us to access capital on favorable terms to meet our liquidity needs. The disruptions to the global credit and financial markets could also have material negative impacts on business operations and financial positions of our customers and suppliers, which may negatively impact our orders, sales and supply chain. If the impact of the COVID-19 pandemic on global credit financial markets continues, or worsens, it could negatively impact our business, along with the financial condition of our customers and suppliers, and it could have a material adverse impact on our results of operations, financial condition and cash flows.
Government actions to stabilize credit markets and financial institutions or other industries may not be effective.
The U.S. government recently enacted legislation, and created several programs, to help preserve and stabilize credit markets and financial institutions and restore liquidity, including the Emergency Economic Stabilization Act of 2008, the Federal Reserve’s Commercial Paper Funding Facility (CPFF) and Money Market Investor Funding Facility and the Federal Deposit Insurance Corporation’s (FDIC) Temporary Liquidity Guarantee Program. There is no assurance that these programs will have beneficial effects in the credit markets or on general economic conditions, will address credit or liquidity issues of companies that participate in the programs or will reduce volatility or uncertainty in the financial markets. The failure of these programs to have their intended effects could have a material adverse effect on the financial markets and economies in general, which in turn could have material adverse affects our financial condition and cash flows. To the extent that we participate in these programs or other programs, there is no assurance that we will continue to be eligible or qualify to participate or that such programs will remain available for sufficient periods of time or on acceptable terms to benefit us, and the expiration of such programs could have unintended material adverse effects on us. Further, as a condition to participating in any such program, we may need to accept terms and limitations that could adversely affect us in other ways.
Our products are subject to recall for performance or safety-related issues.
Our products are subject to recall for performance or safety-related issues. Product recalls subject us to reputational risk, loss of current and future customers, reduced revenue and product recall costs. Product recall costs are incurred when we decide, either voluntarily or involuntarily, to recall a product through a formal campaign to solicit the return of specific products due to known or suspected performance or safety issues. Any significant product recalls could have material adverse effects on our results of operations, financial condition and cash flows. See Note 10, "PRODUCT WARRANTY LIABILITY" to the Condensed Consolidated Financial Statements for additional information.
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
Infrastructure development and strong commodity prices have been significant drivers of our historical growth, but as the pace of investment in infrastructure slowed in recent years (especially in China and Brazil), commodity prices were significantly lower and demand for our products in off-highway markets was weak. Weakness in commodity prices, including any negative impacts on commodity prices driven by the recent COVID-19 pandemic, such as oil, gas and coal, adversely impacted mining industry participants’ demand for vehicles and equipment that contain our engines and other products over the past several years. Deterioration in infrastructure and commodities markets could adversely affect our customers’ demand for vehicles and equipment and, as a result, could adversely affect our business.
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
At December 31, 2019, we employed approximately 61,615 persons worldwide. Approximately 19,048 of our employees worldwide were represented by various unions under collective bargaining agreements that expire between 2020 and 2024. While we have no reason to believe that we will be materially impacted by work stoppages or other labor matters, there can be no assurance that future issues with our labor unions will be resolved favorably or that we will not encounter future strikes, work stoppages, or other types of conflicts with labor unions or our employees. Any of these consequences may have an adverse effect on us or may limit our flexibility in dealing with our workforce. In addition, many of our customers and suppliers have unionized work forces. Work stoppages or slowdowns experienced by us, our customers or suppliers, including any work stoppages or slowdowns related to the COVID-19 pandemic, could result in slowdowns or closures that would have a material adverse effect on our results of operations, financial condition and cash flow.
We rely on our executive leadership team and other key personnel.
We depend on the skills, institutional knowledge, working relationships, and continued services and contributions of key personnel, including our executive leadership team. In addition, our ability to achieve our operating and strategic goals depends on our ability to identify, hire, train and retain qualified individuals. We compete with other companies both within and outside of our industry for talented personnel and we may lose key personnel or fail to attract, train and retain other talented personnel. Any such loss or failure could have material adverse effects on our results of operations, financial condition and cash flows.
In particular, our continued success will depend in part on our ability to retain the talents and dedication of key employees. If key employees terminate their employment, become ill as a result of the COVID-19 pandemic or otherwise, our business activities may be adversely affected and our management team’s attention may be diverted. In addition, we may not be able to locate suitable replacements for any key employees who leave.
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
Part of our strategic plan is to improve our revenue growth, gross margins and earnings by exploring the repositioning of our portfolio of product line offerings through the pursuit of potential strategic acquisitions and/or divestitures to provide future strategic, financial and operational benefits and improve shareholder value. There can be no assurance that we will be able to identify suitable candidates or consummate these transactions on favorable terms. The successful identification and completion of any strategic transaction depends on a number of factors that are not entirely within our control, including the availability of suitable candidates and our ability to negotiate terms acceptable to all parties involved, conclude satisfactory agreements and obtain all necessary regulatory approvals. Accordingly, we may not be able to successfully negotiate and complete specific transactions. The exploration, negotiation and consummation of strategic transactions may involve significant expenditures by us, which may adversely affect our results of operations at the time such expenses are incurred, and may divert management’s attention from our existing business. Strategic transactions also may have adverse effects on our existing business relationships with suppliers and customers.If required, the financing for strategic acquisitions could result in an increase in our indebtedness, dilute the interests of our shareholders or both. Any acquisition may not be accretive to us for a significant period of time following the completion of such acquisition. Also, our ability to effectively integrate any potential acquisition into our existing business and culture may not be successful, which could jeopardize future financial and operational performance for the combined businesses. In addition, if an acquisition results in any additional goodwill or increase in other intangible assets on our balance sheet and subsequently becomes impaired, we would be required to record a non-cash impairment charge, which could result in a material adverse effect on our financial condition, results of operations and cash flows.Similarly, any strategic divestiture of a product line or business may reduce our revenue and earnings, reduce the diversity of our business, result in substantial costs and expenses and cause disruption to our employees, customers, vendors and communities in which we operate.
Our information technology systems and our products are exposed to potential security breaches or other disruptions which may adversely impact our competitive position, reputation, results of operations, financial condition and cash flows.
We rely on the capacity, reliability and security of our information technology systems and data security infrastructure in connection with various aspects of our business activities. We also rely on our ability to expand and continually update these systems and related infrastructure in response to the changing needs of our business. As we implement new systems, they may not perform as expected. We face the challenge of supporting our older systems and implementing necessary upgrades. In addition, some of these systems are managed by third-party service providers and are not under our direct control. If we experience a problem with an important information technology system, including during system upgrades and/or new system implementations, the resulting disruptions could have an adverse effect on our business and reputation. As customers adopt and rely on cloud-based digital technologies and services we offer, any disruption of the confidentiality, integrity or availability of those services could have an adverse effect on our business and reputation.
The data handled by our information technology systems is vulnerable to security threats. Our operations routinely involve receiving, storing, processing and transmitting sensitive information pertaining to our business, customers, dealers, suppliers, employees and other sensitive matters. While we continually work to safeguard our systems and mitigate potential risks, there is no assurance that these actions will be sufficient to prevent information technology security threats, such as security breaches, computer malware, computer viruses and other "cyber attacks," which are increasing in both frequency and sophistication, along with power outages or hardware failures. These threats could result in unauthorized public disclosures of information, create financial liability, subject us to legal or regulatory sanctions, disrupt our ability to conduct our business, result in the loss of intellectual property or damage our reputation with customers, dealers, suppliers and other stakeholders. As a result of the COVID-19 pandemic and resulting government actions to restrict movement, a large percentage of our salaried employees are working remotely. This remote working environment may pose a heightened risk for security breaches or other disruptions of our information technology systems.
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
Our business is subject to the political, economic and other risks that are inherent in operating in numerous countries. These risks include:
•public health crises, including the spread of a contagious disease, such as COVID-19, and other catastrophic events;
•the difficulty of enforcing agreements and collecting receivables through foreign legal systems;
•trade protection measures and import or export licensing requirements;
•the imposition of taxes on foreign income and tax rates in certain foreign countries that exceed those in the U.S.;
•the imposition of tariffs, exchange controls or other restrictions;
•difficulty in staffing and managing widespread operations and the application of foreign labor regulations;
•required compliance with a variety of foreign laws and regulations; and
•changes in general economic and political conditions in countries where we operate, particularly in emerging markets.
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
We conduct operations in many areas of the world involving transactions denominated in a variety of currencies. We are subject to foreign currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenues. In addition, since our financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our results of operations, financial condition and cash flows. The U.S. dollar strengthened in recent years resulting in material unfavorable impacts on our revenues in those years. If the U.S. dollar continues strengthening against other currencies, we will experience additional volatility in our financial statements.While we customarily enter into financial transactions that attempt to address these risks and many of our supply agreements with customers include foreign currency exchange rate adjustment provisions, there can be no assurance that foreign currency exchange rate fluctuations will not adversely affect our future results of operations and cash flows. In addition, while the use of currency hedging instruments may provide us with some protection from adverse fluctuations in foreign currency exchange rates, by utilizing these instruments we potentially forego the benefits that might result from favorable fluctuations in foreign currency exchange rates.We also face risks arising from the imposition of foreign exchange controls and currency devaluations. Foreign exchange controls may limit our ability to convert foreign currencies into U.S. dollars or to remit dividends and other payments by our foreign subsidiaries or businesses located in or conducted within a country imposing controls. Currency devaluations result in a diminished value of funds denominated in the currency of the country instituting the devaluation. See Management's Discussion and Analysis for additional information.
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
For 2019, we recognized $330 million of equity, royalty and interest income from investees, compared to $394 million in 2018. Approximately half of our equity, royalty and interest income from investees is from four of our 50 percent owned joint ventures in China - Beijing Foton Cummins Engine Co., Ltd., Dongfeng Cummins Engine Company, Ltd., Chongqing Cummins Engine Company, Ltd. and Dongfeng Cummins Emission Solutions Co. Ltd. and all of which experienced reduced levels of production and earnings in the first quarter due to the COVID-19 pandemic. As a result, although a significant percentage of our net income is derived from these unconsolidated entities, we do not unilaterally control their management or their operations, which puts a substantial portion of our net income at risk from the actions or inactions of these entities. A significant reduction in the level of contribution by these entities to our net income would likely have a material adverse effect on our results of operations and cash flows.
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
Significant declines in future financial and stock market conditions, particularly those related to the sustained slowdown of the global economy due to the COVID-19 pandemic, could diminish our pension plan asset performance and adversely impact our results of operations, financial condition and cash flow.
We sponsor both funded and unfunded domestic and foreign defined benefit pension and other retirement plans. Our pension cost and the required contributions to our pension plans are directly affected by the value of plan assets, the projected and actual rates of return on plan assets and the actuarial assumptions we use to measure our defined benefit pension plan obligations, including the discount rate at which future projected and accumulated pension obligations are discounted to a present value. We could experience increased pension cost due to a combination of factors, including the decreased investment performance of pension plan assets, decreases in the discount rate and changes in our assumptions relating to the expected return on plan assets.Significant declines in current and future financial and stock market conditions related to the COVID-19 pandemic could cause material losses in our pension plan assets, which could result in increased pension cost in future years and adversely impact our results of operations, financial condition and cash flow. Depending upon the severity and length of market declines and government regulatory changes, we may be legally obligated to make pension payments in the U.S. and perhaps other countries and these contributions could be material.
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

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - February 2	392,632	$166.93	392,632	21,707
February 3 - March 1	1,744,969	163.15	1,743,548	21,990
March 2 - March 29	1,369,525	146.11	1,368,785	88,751
Total	3,507,126	156.92	3,504,965

(1) Shares purchased represent shares under our Key Employee Stock Investment Plan established in 1969 (there is no maximum repurchase limitation in this plan) and the Board authorized share repurchase program.

(2) These values reflect the sum of shares held in loan status under our Key Employee Stock Investment Plan. The repurchase program authorized by the Board does not limit the number of shares that may be purchased and was excluded from this column. The dollar value remaining available for future purchases under the 2018 program at March 29, 2020, was $85 million.

In December 2019, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the 2018 repurchase plan. In October 2018, the Board authorized the acquisition of up to $2.0 billion of additional common stock. During the three months ended March 29, 2020, we repurchased $550 million of common stock under the 2018 authorization.
During the three months ended March 29, 2020, we repurchased 2,161 shares of common stock from employees in connection with the Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock on an installment basis up to an established credit limit. Loans are issued for five-year terms at a fixed interest rate established at the date of purchase and may be refinanced after their initial five-year period for an additional five-year period. Participants must hold shares for a minimum of six months from date of purchase. If the shares are sold before the loan is paid off, the employee must wait six months before another share purchase may be made. We hold participants’ shares as security for the loans and would, in effect, repurchase shares if the participant defaulted in repayment of the loan. There is no maximum amount of shares that we may purchase under this plan.
ITEM 3.  Defaults Upon Senior Securities
Not applicable.
ITEM 4.  Mine Safety Disclosures
Not applicable.
ITEM 5.  Other Information
Not applicable.
ITEM 6. Exhibits
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.
CUMMINS INC.
EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10(a)	Key Employee Stock Investment Plan.
10(b)	Form of Long-Term Grant Notice under the 2012 Omnibus Incentive Plan.
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed with this quarterly report on Form 10-Q are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Net Income for the three months ended March 29, 2020 and March 31, 2019, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 29, 2020 and March 31, 2019, (iii) the Condensed Consolidated Balance Sheets at March 29, 2020 and December 31, 2019, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 29, 2020 and March 31, 2019, (v) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 29, 2020 and March 31, 2019 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cummins Inc.
Date:	April 28, 2020

	By:	/s/ MARK A. SMITH	By:	/s/ CHRISTOPHER C. CLULOW
		Mark A. Smith		Christopher C. Clulow
		Vice President and Chief Financial Officer		Vice President-Corporate Controller
		(Principal Financial Officer)		(Principal Accounting Officer)