Form 10-Q
period 2020-06-28
CUMMINS INC
filed 2020-07-28
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 28, 2020

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

As of June 28, 2020, there were 147,675,521 shares of common stock outstanding with a par value of $2.50 per share.

CUMMINS INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION
ITEM 1.  Condensed Consolidated Financial Statements

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(Unaudited)

	Three months ended		Six months ended
In millions, except per share amounts	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
NET SALES (a) (Note 3)	$3,852	$6,221	$8,863	$12,225
Cost of sales	2,962	4,580	6,679	9,052
GROSS MARGIN	890	1,641	2,184	3,173
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	470	629	1,016	1,222
Research, development and engineering expenses	189	251	427	488
Equity, royalty and interest income from investees (Note 5)	115	96	244	188
Other operating expense, net	(10)	(9)	(15)	(4)
OPERATING INCOME	336	848	970	1,647
Interest income	4	12	11	24
Interest expense	23	29	46	61
Other income, net	45	40	82	106
INCOME BEFORE INCOME TAXES	362	871	1,017	1,716
Income tax expense (Note 6)	93	186	220	362
CONSOLIDATED NET INCOME	269	685	797	1,354
Less: Net (loss) income attributable to noncontrolling interests	(7)	10	10	16
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$276	$675	$787	$1,338

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
Basic	$1.87	$4.29	$5.30	$8.51
Diluted	$1.86	$4.27	$5.29	$8.47

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	147.6	157.4	148.4	157.3
Dilutive effect of stock compensation awards	0.4	0.6	0.4	0.6
Diluted	148.0	158.0	148.8	157.9

(a) Includes sales to nonconsolidated equity investees of $338 million and $595 million for the three and six months ended June 28, 2020, compared with $317 million and $602 million for the comparable periods in 2019.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Six months ended
In millions	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
CONSOLIDATED NET INCOME	$269	$685	$797	$1,354
Other comprehensive income (loss), net of tax (Note 13)
Change in pension and other postretirement defined benefit plans	16	7	18	(4)
Foreign currency translation adjustments	(11)	(99)	(173)	(15)
Unrealized gain on debt securities	—	1	—	—
Unrealized loss on derivatives	(2)	(10)	(81)	(11)
Total other comprehensive income (loss), net of tax	3	(101)	(236)	(30)
COMPREHENSIVE INCOME	272	584	561	1,324
Less: Comprehensive (loss) income attributable to noncontrolling interests	(12)	10	(12)	19
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUMMINS INC.	$284	$574	$573	$1,305

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except par value	June 28, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$1,751	$1,129
Marketable securities (Note 7)	353	341
Total cash, cash equivalents and marketable securities	2,104	1,470
Accounts and notes receivable, net
Trade and other	3,069	3,387
Nonconsolidated equity investees	372	283
Inventories (Note 8)	3,655	3,486
Prepaid expenses and other current assets	634	761
Total current assets	9,834	9,387
Long-term assets
Property, plant and equipment	8,620	8,699
Accumulated depreciation	(4,553)	(4,454)
Property, plant and equipment, net	4,067	4,245
Investments and advances related to equity method investees	1,362	1,237
Goodwill	1,284	1,286
Other intangible assets, net	1,017	1,003
Pension assets	998	1,001
Other assets	1,752	1,578
Total assets	$20,314	$19,737

LIABILITIES
Current liabilities
Accounts payable (principally trade)	$2,281	$2,534
Loans payable (Note 9)	109	100
Commercial paper (Note 9)	2,027	660
Accrued compensation, benefits and retirement costs	309	560
Current portion of accrued product warranty (Note 10)	681	803
Current portion of deferred revenue (Note 3)	523	533
Other accrued expenses (Note 11)	920	1,039
Current maturities of long-term debt (Note 9)	66	31
Total current liabilities	6,916	6,260
Long-term liabilities
Long-term debt (Note 9)	1,639	1,576
Pensions and other postretirement benefits	578	591
Accrued product warranty (Note 10)	636	645
Deferred revenue (Note 3)	829	821
Other liabilities (Note 11)	1,586	1,379
Total liabilities	$12,184	$11,272

Commitments and contingencies (Note 12)

EQUITY
Cummins Inc. shareholders’ equity
Common stock, $2.50 par value, 500 shares authorized, 222.4 and 222.4 shares issued	$2,353	$2,346
Retained earnings	14,811	14,416
Treasury stock, at cost, 74.8 and 71.7 shares	(7,729)	(7,225)
Common stock held by employee benefits trust, at cost, 0.1 and 0.2 shares	(1)	(2)
Accumulated other comprehensive loss (Note 13)	(2,242)	(2,028)
Total Cummins Inc. shareholders’ equity	7,192	7,507
Noncontrolling interests	938	958
Total equity	$8,130	$8,465
Total liabilities and equity	$20,314	$19,737
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
In millions	June 28, 2020	June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$797	$1,354
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	333	315
Deferred income taxes	(11)	17
Equity in income of investees, net of dividends	(124)	(43)
Pension and OPEB expense (Note 4)	54	37
Pension contributions and OPEB payments (Note 4)	(82)	(92)
Stock-based compensation expense	12	28
Restructuring payments (Note 14)	(81)	—
Gain on corporate owned life insurance	(38)	(55)
Foreign currency remeasurement and transaction exposure	(2)	46
Changes in current assets and liabilities
Accounts and notes receivable	170	(312)
Inventories	(224)	(125)
Other current assets	95	15
Accounts payable	(220)	148
Accrued expenses	(422)	(194)
Changes in other liabilities	199	120
Other, net	(99)	(39)
Net cash provided by operating activities	357	1,220

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(152)	(242)
Investments in internal use software	(21)	(34)
Investments in and advances to equity investees	(17)	(18)
Investments in marketable securities—acquisitions	(285)	(259)
Investments in marketable securities—liquidations (Note 7)	254	153
Cash flows from derivatives not designated as hedges	(22)	(26)
Other, net	9	15
Net cash used in investing activities	(234)	(411)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) of commercial paper (Note 9)	1,367	(346)
Payments on borrowings and finance lease obligations	(25)	(17)
Net borrowings under short-term credit agreements	4	57
Distributions to noncontrolling interests	(13)	(13)
Dividend payments on common stock	(388)	(358)
Repurchases of common stock	(550)	(100)
Other, net	65	66
Net cash provided by (used in) financing activities	460	(711)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	39	(4)
Net increase in cash and cash equivalents	622	94
Cash and cash equivalents at beginning of year	1,129	1,303
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,751	$1,397

 The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Three months ended
In millions, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Common Stock Held in Trust	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT MARCH 29, 2020	$556	$1,779	$14,728	$(7,744)	$(1)	$(2,250)	$7,068	$950	$8,018
Net income			276				276	(7)	269
Other comprehensive income (loss), net of tax (Note 13)						8	8	(5)	3
Issuance of common stock		1					1	—	1
Employee benefits trust activity		5					5	—	5
Cash dividends on common stock, $1.311 per share			(193)				(193)	—	(193)
Stock-based awards		4		15			19	—	19
Other shareholder transactions		8					8	—	8
BALANCE AT JUNE 28, 2020	$556	$1,797	$14,811	$(7,729)	$(1)	$(2,242)	$7,192	$938	$8,130

BALANCE AT MARCH 31, 2019	$556	$1,717	$13,401	$(6,111)	$(4)	$(1,739)	$7,820	$907	$8,727
Net income			675				675	10	685
Other comprehensive loss, net of tax (Note 13)						(101)	(101)	—	(101)
Issuance of common stock		1					1	—	1
Employee benefits trust activity		7					7	—	7
Cash dividends on common stock, $1.14 per share			(179)				(179)	—	(179)
Stock-based awards		8		29			37	—	37
Other shareholder transactions		18					18	1	19
BALANCE AT JUNE 30, 2019	$556	$1,751	$13,897	$(6,082)	$(4)	$(1,840)	$8,278	$918	$9,196
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Six months ended
In millions, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Common Stock Held in Trust	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2019	$556	$1,790	$14,416	$(7,225)	$(2)	$(2,028)	$7,507	$958	$8,465
Adoption of new accounting standards (Note 16)			(4)				(4)	—	(4)
Net income			787				787	10	797
Other comprehensive loss, net of tax (Note 13)						(214)	(214)	(22)	(236)
Issuance of common stock		10					10	—	10
Employee benefits trust activity		22			1		23	—	23
Repurchases of common stock				(550)			(550)	—	(550)
Cash dividends on common stock, $2.622 per share			(388)				(388)	—	(388)
Distributions to noncontrolling interests							—	(13)	(13)
Stock-based awards		(14)		46			32	—	32
Other shareholder transactions		(11)					(11)	5	(6)
BALANCE AT JUNE 28, 2020	$556	$1,797	$14,811	$(7,729)	$(1)	$(2,242)	$7,192	$938	$8,130

BALANCE AT DECEMBER 31, 2018	$556	$1,715	$12,917	$(6,028)	$(5)	$(1,807)	$7,348	$911	$8,259
Net income			1,338				1,338	16	1,354
Other comprehensive (loss) income, net of tax (Note 13)						(33)	(33)	3	(30)
Issuance of common stock		2					2	—	2
Employee benefits trust activity		20			1		21	—	21
Repurchases of common stock				(100)			(100)	—	(100)
Cash dividends on common stock, $2.28 per share			(358)				(358)	—	(358)
Distributions to noncontrolling interests							—	(13)	(13)
Stock-based awards		(3)		46			43	—	43
Other shareholder transactions		17					17	1	18
BALANCE AT JUNE 30, 2019	$556	$1,751	$13,897	$(6,082)	$(4)	$(1,840)	$8,278	$918	$9,196

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
COVID-19
The outbreak of the coronavirus disease of 2019 (COVID-19) spread throughout the world and became a global pandemic with the resultant economic impacts evolving into a worldwide recession. The pandemic triggered a significant downturn in our markets globally and these challenging market conditions could continue for an extended period of time. In an effort to contain the spread of COVID-19, maintain the well-being of our employees and stakeholders, match the reduced demand from our customers and in accordance with governmental requirements, we closed or partially shut down certain office, manufacturing and distribution facilities around the world in March 2020. These closures expanded and continued into the second quarter of 2020. Most of our manufacturing and distribution facilities were open early in the second quarter of 2020, although operating at reduced capacities, while many of our global office buildings remained closed throughout the second quarter.
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
The global market downturn, closures and limitations on movement related to COVID-19 are expected to be temporary, however, the duration of the production and supply chain disruptions, and related financial impacts, cannot be estimated at this time. This uncertainty could have an impact on certain estimates used in the preparation of our second quarter financial results.

Reporting Period
Our reporting period usually ends on the Sunday closest to the last day of the quarterly calendar period. The second quarters of 2020 and 2019 ended on June 28 and June 30, respectively. Our fiscal year ends on December 31, regardless of the day of the week on which December 31 falls.
Weighted-Average Diluted Shares Outstanding
The weighted-average diluted common shares outstanding exclude the anti-dilutive effect of certain stock options. The options excluded from diluted earnings per share were as follows:

	Three months ended		Six months ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Options excluded	1,339,359	234,947	1,286,774	509,261

NOTE 3. REVENUE RECOGNITION
Long-term Contracts
Most of our contracts are for a period of less than one year. We have certain long-term maintenance agreements, construction contracts and extended warranty coverage arrangements that span a period in excess of one year. The aggregate amount of the transaction price for long-term maintenance agreements and construction contracts allocated to performance obligations that had not been satisfied as of June 28, 2020, was $939 million. We expect to recognize the related revenue of $231 million over the next 12 months and $708 million over periods up to 10 years. See Note 10, "PRODUCT WARRANTY LIABILITY," for additional disclosures on extended warranty coverage arrangements. Our other contracts generally are for a duration of less than one year, include payment terms that correspond to the timing of costs incurred when providing goods and services to our customers or represent sales-based royalties.
Deferred and Unbilled Revenue
The following is a summary of our unbilled and deferred revenue and related activity:

In millions	June 28, 2020	December 31, 2019
Unbilled revenue	$76	$68
Deferred revenue, primarily extended warranty	1,352	1,354
We recognized revenue of $94 million and $206 million for the three and six months ended June 28, 2020, compared with $94 million and $203 million for the comparable periods in 2019, that was included in the deferred revenue balance at the beginning of each year. We did not record any impairment losses on our unbilled revenues during the three and six months ended June 28, 2020 or June 30, 2019.
Disaggregation of Revenue
Consolidated Revenue
The table below presents our consolidated sales by geographic area. Net sales attributed to geographic areas were based on the location of the customer.

	Three months ended		Six months ended
In millions	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
United States	$1,865	$3,611	$4,717	$7,047
China	810	644	1,332	1,217
India	70	234	240	458
Other international	1,107	1,732	2,574	3,503
Total net sales	$3,852	$6,221	$8,863	$12,225

Segment Revenue
Engine segment external sales by market were as follows:

	Three months ended		Six months ended
In millions	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Heavy-duty truck	$221	$754	$740	$1,477
Medium-duty truck and bus	298	630	788	1,240
Light-duty automotive	146	435	473	765
Total on-highway	665	1,819	2,001	3,482
Off-highway	272	254	515	575
Total sales	$937	$2,073	$2,516	$4,057
Distribution segment external sales by region were as follows:

	Three months ended		Six months ended
In millions	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
North America	$1,038	$1,374	$2,283	$2,766
Asia Pacific	190	223	382	443
Europe	136	122	271	245
China	100	101	168	182
Russia	44	45	85	80
Africa and Middle East	38	55	89	110
Latin America	32	46	71	86
India	23	49	59	96
Total sales	$1,601	$2,015	$3,408	$4,008
Distribution segment external sales by product line were as follows:

	Three months ended		Six months ended
In millions	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Parts	$653	$827	$1,436	$1,668
Power generation	376	425	751	826
Service	296	371	623	733
Engines	276	392	598	781
Total sales	$1,601	$2,015	$3,408	$4,008
Components segment external sales by business were as follows:

	Three months ended		Six months ended
In millions	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Emission solutions	$394	$735	$964	$1,484
Filtration	206	263	455	522
Turbo technologies	142	181	300	371
Electronics and fuel systems	91	66	147	120
Automated transmissions	43	156	125	305
Total sales	$876	$1,401	$1,991	$2,802

Power Systems segment external sales by product line were as follows:

	Three months ended		Six months ended
In millions	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Power generation	$224	$380	$493	$688
Industrial	145	246	310	477
Generator technologies	59	98	125	182
Total sales	$428	$724	$928	$1,347

NOTE 4. PENSIONS AND OTHER POSTRETIREMENT BENEFITS
We sponsor funded and unfunded domestic and foreign defined benefit pension and other postretirement benefit (OPEB) plans. Contributions to these plans were as follows:

	Three months ended		Six months ended
In millions	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Defined benefit pension contributions	$10	$44	$66	$77
OPEB payments, net	12	1	16	15
Defined contribution pension plans	18	18	52	57
During the remainder of 2020, we anticipate making $13 million in additional defined benefit pension contributions in the U.K. and $12 million in contributions to our U.S. non-qualified benefit plans. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2020 annual net periodic pension cost to approximate $102 million.
The components of net periodic pension and OPEB costs under our plans were as follows:

	Pension
	U.S. Plans		U.K. Plans		OPEB
	Three months ended
In millions	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Service cost	$33	$29	$7	$6	$—	$—
Interest cost	23	27	9	11	1	3
Expected return on plan assets	(48)	(48)	(18)	(18)	—	—
Amortization of prior service cost	1	1	—	1	—	—
Recognized net actuarial loss	10	4	9	3	—	—
Net periodic benefit cost	$19	$13	$7	$3	$1	$3

	Pension
	U.S. Plans		U.K. Plans		OPEB
	Six months ended
In millions	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Service cost	$67	$58	$14	$13	$—	$—
Interest cost	47	54	18	22	3	5
Expected return on plan assets	(97)	(95)	(37)	(36)	—	—
Amortization of prior service cost	1	1	1	1	—	—
Recognized net actuarial loss	20	8	17	6	—	—
Net periodic benefit cost	$38	$26	$13	$6	$3	$5

NOTE 5. EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES
Equity, royalty and interest income from investees included in our Condensed Consolidated Statements of Net Income for the reporting periods was as follows:

	Three months ended		Six months ended
In millions	June 28, 2020	June 30, 2019	June 28, 2020		June 30, 2019
Manufacturing entities
Beijing Foton Cummins Engine Co., Ltd.	$34	$20	$51		$41
Dongfeng Cummins Engine Company, Ltd.	26	16	34		30
Chongqing Cummins Engine Company, Ltd.	11	10	20		22
All other manufacturers	23	28	78	(1)	55
Distribution entities
Komatsu Cummins Chile, Ltda.	7	7	17		13
All other distributors	—	—	—		(1)
Cummins share of net income	101	81	200		160
Royalty and interest income	14	15	44		28
Equity, royalty and interest income from investees	$115	$96	$244		$188

(1) Includes $37 million in adjustments related to tax changes within India's 2020-2021 Union Budget of India (India Tax Law Changes) passed in March 2020. See NOTE 6, "INCOME TAXES" for additional information on India Tax Law Changes.

NOTE 6. INCOME TAXES
Our effective tax rates for the three and six months ended June 28, 2020, were 25.7 percent and 21.6 percent, respectively. Our effective tax rates for the three and six months ended June 30, 2019, were 21.4 percent and 21.1 percent, respectively, and contained immaterial discrete items.
The three months ended June 28, 2020, contained unfavorable discrete items of $14 million, primarily due to changes in tax reserves on certain U.S. tax matters.
The six months ended June 28, 2020, contained $4 million of favorable net discrete tax items, primarily due to favorable tax changes within India's 2020-2021 Union Budget of India (India Tax Law Change) passed in March of 2020, partially offset by unfavorable changes in tax reserves in the second quarter of 2020. The India Tax Law Change eliminated the dividend distribution tax and replaced it with a lower rate withholding tax as the burden shifted from the dividend payor to the dividend recipient for a net favorable income statement impact of $35 million.
The India Tax Law Change resulted in the following adjustments to the Income Statement in the first half of 2020:

In millions	Favorable (Unfavorable)
Equity, royalty and interest income from investees	$37
Income tax expense (1)	17
Less: Net income attributable to noncontrolling interests	(19)
Net income statement impact	$35

(1) The adjustment to "Income tax expense" includes $15 million of discrete items.

NOTE 7. MARKETABLE SECURITIES
A summary of marketable securities, all of which were classified as current, was as follows:

	June 28, 2020			December 31, 2019
In millions	Cost	Gross unrealized gains/(losses)(1)	Estimated fair value	Cost	Gross unrealized gains/(losses)(1)	Estimated fair value
Equity securities
Debt mutual funds	$221	$5	$226	$180	$3	$183
Certificates of deposit	104	—	104	133	—	133
Equity mutual funds	18	3	21	19	4	23
Bank debentures	1	—	1	1	—	1
Debt securities	1	—	1	1	—	1
Total marketable securities	$345	$8	$353	$334	$7	$341

(1) Unrealized gains and losses for debt securities are recorded in other comprehensive income while unrealized gains and losses for equity securities are recorded in "Other income, net" in our Condensed Consolidated Statements of Net Income.

All debt securities are classified as available-for-sale. All marketable securities presented use a Level 2 fair value measure. The fair value of Level 2 securities is estimated using actively quoted prices for similar instruments from brokers and observable inputs where available, including market transactions and third-party pricing services, or net asset values provided to investors. We do not currently have any Level 3 securities, and there were no transfers between Level 2 or 3 during the first half of 2020 or for the year ended December 31, 2019.

A description of the valuation techniques and inputs used for our Level 2 fair value measures is as follows:
•Debt mutual funds — The fair value measures for the vast majority of these investments are the daily net asset values published on a regulated governmental website. Daily quoted prices are available from the issuing brokerage and are used on a test basis to corroborate this Level 2 input.
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
•Equity mutual funds — The fair value measures for these investments are the net asset values published by the issuing brokerage. Daily quoted prices are available from reputable third-party pricing services and are used on a test basis to corroborate this Level 2 input measure.
•Debt securities — The fair value measures for these securities are broker quotes received from reputable firms. These securities are infrequently traded on a national exchange and these values are used on a test basis to corroborate our Level 2 input measure.
The proceeds from sales and maturities of marketable securities were as follows:

	Six months ended
In millions	June 28, 2020	June 30, 2019
Proceeds from sales of marketable securities	$164	$97
Proceeds from maturities of marketable securities	90	56
Investments in marketable securities - liquidations	$254	$153

NOTE 8. INVENTORIES
Inventories are stated at the lower of cost or market. Inventories included the following:

In millions	June 28, 2020	December 31, 2019
Finished products	$2,268	$2,214
Work-in-process and raw materials	1,519	1,395
Inventories at FIFO cost	3,787	3,609
Excess of FIFO over LIFO	(132)	(123)
Total inventories	$3,655	$3,486

NOTE 9. DEBT
Loans Payable and Commercial Paper
Loans payable, commercial paper and the related weighted-average interest rates were as follows:

In millions	June 28, 2020	December 31, 2019
Loans payable (1)	$109	$100
Commercial paper (2)	2,027	660

(1) Loans payable consist primarily of notes payable to various domestic and international financial institutions. It is not practicable to aggregate these notes and calculate a quarterly weighted-average interest rate.

(2) The weighted-average interest rate, inclusive of all brokerage fees, was 0.55 percent and 1.82 percent at June 28, 2020 and December 31, 2019, respectively.
We can issue up to $3.5 billion of unsecured, short-term promissory notes (commercial paper) pursuant to the Board of Directors (the Board) authorized commercial paper programs. The programs facilitate the private placement of unsecured short-term debt through third-party brokers. We intend to use the net proceeds from the commercial paper borrowings for general corporate purposes.
On April 14, 2020, we were approved for the Federal Reserve Bank of New York’s Commercial Paper Funding Facility (CPFF) program to assure access to the commercial paper funding markets during volatile credit market conditions. The CPFF was intended to provide a liquidity backstop to U.S. issuers of commercial paper through a special purpose vehicle (SPV). The facility allows us, based on our current short-term credit rating, to issue three-month unsecured commercial paper at a rate equal to a +110 basis point spread over the three-month overnight index swap rate on the date of issuance. The maximum amount of commercial paper that we may issue at any time through this program is $1.5 billion less the total principal amount of all other outstanding commercial paper that we have issued. We retain full access to our Board authorized $3.5 billion commercial paper program, as reduced by any amounts issued under this facility. The SPV is currently scheduled to cease purchasing commercial paper on March 17, 2021. As of June 28, 2020, we issued $230 million of commercial paper under the CPFF program.

Revolving Credit Facilities
On May 1, 2020, we entered into an additional 364-day credit facility agreement that allows us to borrow up to $2.0 billion of senior unsecured funds at any time through April 30, 2021. This program does not backstop or increase our borrowing capacity for our commercial paper programs. Amounts payable under this revolving credit facility will rank pro rata with all of our unsecured, unsubordinated indebtedness. Advances under the facility bear interest at (i) an alternate base rate or (ii) a rate equal to the adjusted LIBOR plus an applicable margin based on the credit ratings of our outstanding senior unsecured long-term debt. Based on our current long-term debt ratings, the applicable margin on adjusted LIBOR rate loans was 1.25 percent per annum as of June 28, 2020. Advances under the facility may be prepaid without premium or penalty, subject to customary breakage costs. This agreement includes various covenants, including, among others, maintaining a net debt to total capital leverage ratio of no more than 0.65 to 1.0.
We have access to committed credit facilities that total $5.5 billion, including a $1.5 billion 364-day facility that expires August 19, 2020, a $2.0 billion five-year facility that expires on August 22, 2023 and our new $2.0 billion 364-day facility that expires on April 30, 2021. We generally maintain credit facilities at the current or higher aggregate amounts by renewing or replacing these facilities at or before expiration. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and for general corporate purposes.
At June 28, 2020, the $2,027 million of outstanding commercial paper effectively reduced the $5.5 billion of revolving credit capacity to $3.5 billion.
At June 28, 2020, we also had an additional $189 million available for borrowings under our international and other domestic credit facilities.
Long-term Debt
A summary of long-term debt was as follows:

In millions	Interest Rate	June 28, 2020	December 31, 2019
Long-term debt
Senior notes, due 2023(1)	3.65%	$500	$500
Debentures, due 2027	6.75%	58	58
Debentures, due 2028	7.125%	250	250
Senior notes, due 2043	4.875%	500	500
Debentures, due 2098(2)	5.65%	165	165
Other debt		140	59
Unamortized discount		(49)	(50)
Fair value adjustments due to hedge on indebtedness		53	35
Finance leases		88	90
Total long-term debt		1,705	1,607
Less: Current maturities of long-term debt		66	31
Long-term debt		$1,639	$1,576

(1) In June 2020, we settled a portion of our February 2014 interest rate swap. See "Interest Rate Risk" below for additional information.
(2) The effective interest rate on this debt is 7.48%.
Principal payments required on long-term debt during the next five years are as follows:

In millions	2020	2021	2022	2023	2024
Principal payments	$44	$59	$29	$524	$22

Interest Rate Risk
In the first half of 2020, we entered into additional interest rate lock agreements to reduce the variability of the cash flows of the interest payments on a total of $500 million of fixed rate debt forecast to be issued in 2023 to replace our senior notes at maturity. We recorded a net gain of $10 million and net loss of $69 million in "Other comprehensive income" for the three and six months ended June 28, 2020, respectively.

In June 2020, we settled a portion of our February 2014 interest rate swap, which previously converted our $500 million debt issue, due in 2023, from fixed rate to floating rate based on a LIBOR spread. We will amortize the $30 million gain realized upon settlement over the remaining three year term of related debt.
Fair Value of Debt
Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair values and carrying values of total debt, including current maturities, were as follows:

In millions	June 28, 2020	December 31, 2019
Fair value of total debt (1)	$4,241	$2,706
Carrying values of total debt	3,841	2,367

(1) The fair value of debt is derived from Level 2 inputs.

NOTE 10. PRODUCT WARRANTY LIABILITY
A tabular reconciliation of the product warranty liability, including the deferred revenue related to our extended warranty coverage and accrued product campaigns was as follows:

	Six months ended
In millions	June 28, 2020	June 30, 2019
Balance, beginning of year	$2,389	$2,208
Provision for base warranties issued	161	259
Deferred revenue on extended warranty contracts sold	121	171
Provision for product campaigns issued	18	134
Payments made during period	(280)	(308)
Amortization of deferred revenue on extended warranty contracts	(115)	(117)
Changes in estimates for pre-existing product warranties	(20)	(8)
Foreign currency translation and other	(11)	(1)
Balance, end of period	$2,263	$2,338

We recognized supplier recoveries of $2 million and $11 million for the three and six months ended June 28, 2020, compared with $3 million and $61 million for the comparable periods in 2019.
Warranty related deferred revenues and warranty liabilities on our Condensed Consolidated Balance Sheets were as follows:

In millions	June 28, 2020	December 31, 2019	Balance Sheet Location
Deferred revenue related to extended coverage programs
Current portion	$244	$227	Current portion of deferred revenue
Long-term portion	702	714	Deferred revenue
Total	$946	$941

Product warranty
Current portion	$681	$803	Current portion of accrued product warranty
Long-term portion	636	645	Accrued product warranty
Total	$1,317	$1,448

Total warranty accrual	$2,263	$2,389

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

The campaigns launched in the third quarter of 2018 are being completed in phases across the affected population. The total engine system campaign charge, excluding supplier recoveries, was $410 million. At June 28, 2020, the remaining accrual balance was $184 million.
NOTE 11. SUPPLEMENTAL BALANCE SHEET DATA
Other accrued expenses included the following:

In millions	June 28, 2020	December 31, 2019
Other taxes payable	$199	$228
Marketing accruals	181	176
Current portion of operating lease liabilities	136	131
Income taxes payable	90	52
Other	314	452
Other accrued expenses	$920	$1,039
Other liabilities included the following:

In millions	June 28, 2020	December 31, 2019
Operating lease liabilities	$339	$370
One-time transition tax	293	293
Deferred income taxes	292	306
Accrued compensation	180	206
Mark-to-market valuation on interest rate locks	103	12
Other long-term liabilities	379	192
Other liabilities	$1,586	$1,379

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
Guarantees and Commitments
Periodically, we enter into guarantee arrangements, including guarantees of non-U.S. distributor financings, residual value guarantees on equipment under operating leases and other miscellaneous guarantees of joint ventures or third-party obligations. At June 28, 2020, the maximum potential loss related to these guarantees was $47 million.
We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. At June 28, 2020, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $42 million. Most of these arrangements enable us to secure supplies of critical components. We do not currently anticipate paying any penalties under these contracts.
We enter into physical forward contracts with suppliers of platinum and palladium to purchase certain volumes of the commodities at contractually stated prices for various periods, which generally fall within two years. At June 28, 2020, the total commitments under these contracts were $54 million. These arrangements enable us to guarantee the prices of these commodities, which otherwise are subject to market volatility.
We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance. These performance bonds and other performance-related guarantees were $95 million at June 28, 2020.
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

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS
Following are the changes in accumulated other comprehensive income (loss) by component for the three months ended:

In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on debt securities	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at March 29, 2020	$(732)	$(1,430)	$—	$(88)	$(2,250)
Other comprehensive income before reclassifications
Before-tax amount	—	(7)	—	(3)	(10)	$(5)	$(15)
Tax benefit (expense)	—	1	—	3	4	—	4
After-tax amount	—	(6)	—	—	(6)	(5)	(11)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	16	—	—	(2)	14	—	14
Net current period other comprehensive income (loss)	16	(6)	—	(2)	8	$(5)	$3
Balance at June 28, 2020	$(716)	$(1,436)	$—	$(90)	$(2,242)

Balance at March 31, 2019	$(682)	$(1,057)	$(1)	$1	$(1,739)
Other comprehensive income before reclassifications
Before-tax amount	1	(97)	1	(11)	(106)	$—	$(106)
Tax benefit (expense)	—	(2)	—	4	2	—	2
After-tax amount	1	(99)	1	(7)	(104)	—	(104)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	6	—	—	(3)	3	—	3
Net current period other comprehensive income (loss)	7	(99)	1	(10)	(101)	$—	$(101)
Balance at June 30, 2019	$(675)	$(1,156)	$—	$(9)	$(1,840)

(1) Amounts are net of tax. Reclassifications out of accumulated other comprehensive income (loss) and the related tax effects are immaterial for separate disclosure.

Following are the changes in accumulated other comprehensive income (loss) by component for the six months ended:

In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on debt securities	Unrealized gain (loss) on derivatives		Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at December 31, 2019	$(734)	$(1,285)	$—	$(9)		$(2,028)
Other comprehensive income before reclassifications
Before-tax amount	(19)	(155)	—	(98)		(272)	$(22)	$(294)
Tax benefit (expense)	5	4	—	21		30	—	30
After-tax amount	(14)	(151)	—	(77)		(242)	(22)	(264)
Amounts reclassified from accumulated other comprehensive loss(1)	32	—	—	(4)		28	—	28
Net current period other comprehensive income (loss)	18	(151)	—	(81)	(2)	(214)	$(22)	$(236)
Balance at June 28, 2020	$(716)	$(1,436)	$—	$(90)		$(2,242)

Balance at December 31, 2018	$(671)	$(1,138)	$—	$2		$(1,807)
Other comprehensive income before reclassifications
Before-tax amount	(22)	(17)	—	(8)		(47)	$3	$(44)
Tax benefit (expense)	5	(1)	—	3		7	—	7
After-tax amount	(17)	(18)	—	(5)		(40)	3	(37)
Amounts reclassified from accumulated other comprehensive loss(1)	13	—	—	(6)		7	—	7
Net current period other comprehensive income (loss)	(4)	(18)	—	(11)		(33)	$3	$(30)
Balance at June 30, 2019	$(675)	$(1,156)	$—	$(9)		$(1,840)

(1) Amounts are net of tax. Reclassifications out of accumulated other comprehensive income (loss) and the related tax effects are immaterial for separate disclosure.
(2) Primarily related to interest rate lock activity. See the Interest Rate Risk section in NOTE 9 "DEBT" for additional information.

NOTE 14. RESTRUCTURING ACTIONS
In November 2019, we announced our intentions to reduce our global workforce in response to the continued deterioration in our global markets in the second half of 2019, as well as expected reductions in orders in most U.S. and international markets in 2020. In the fourth quarter of 2019, we began executing restructuring actions, primarily in the form of voluntary and involuntary employee separation programs. To the extent these programs involve voluntary separations, a liability is generally recorded at the time offers to employees are accepted. To the extent these programs provide separation benefits in accordance with pre-existing agreements or policies, a liability is recorded once the amount is probable and reasonably estimable. We incurred a charge of $119 million ($90 million after-tax) in the fourth quarter of 2019 for these actions which impacted approximately 2,300 employees. The voluntary actions were completed by December 31, 2019 and the involuntary actions were completed by June 28, 2020.
The table below summarizes the activity and balance of accrued restructuring, which is included in "Other accrued expenses" in our Condensed Consolidated Balance Sheets:

In millions	Restructuring Accrual
Balance at December 31, 2019	$116
Cash payments	(81)
Change in estimate	(5)
Foreign currency translation	(1)
Balance at June 28, 2020	$29

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

Summarized financial information regarding our reportable operating segments for the three months ended is shown in the table below:

In millions	Engine	Distribution	Components	Power Systems	New Power	Total Segments	Intersegment Eliminations (1)	Total
Three months ended June 28, 2020
External sales	$937	$1,601	$876	$428	$10	$3,852	$—	$3,852
Intersegment sales	486	4	274	349	—	1,113	(1,113)	—
Total sales	1,423	1,605	1,150	777	10	4,965	(1,113)	3,852
Research, development and engineering expenses	65	4	55	41	24	189	—	189
Equity, royalty and interest income from investees	84	11	12	9	(1)	115	—	115
Interest income	1	1	1	1	—	4	—	4
Segment EBITDA	150	160	141	91	(38)	504	45	549
Depreciation and amortization (2)	51	30	47	32	4	164	—	164

Three months ended June 30, 2019
External sales	$2,073	$2,015	$1,401	$724	$8	$6,221	$—	$6,221
Intersegment sales	630	13	445	479	—	1,567	(1,567)	—
Total sales	2,703	2,028	1,846	1,203	8	7,788	(1,567)	6,221
Research, development and engineering expenses	88	7	75	57	24	251	—	251
Equity, royalty and interest income from investees	62	12	11	11	—	96	—	96
Interest income	4	4	2	2	—	12	—	12
Segment EBITDA	416	172	297	173	(33)	1,025	33	1,058
Depreciation and amortization (2)	51	28	47	30	2	158	—	158

(1) Includes intersegment sales, intersegment profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses for the three months ended June 28, 2020 and June 30, 2019.

(2) Depreciation and amortization, as shown on a segment basis, excludes the amortization of debt discount and deferred costs included in the Condensed Consolidated Statements of Net Income as "Interest expense." A portion of depreciation expense is included in "Research, development and engineering expenses."

Summarized financial information regarding our reportable operating segments for the six months ended is shown in the table below:

In millions	Engine	Distribution	Components	Power Systems	New Power	Total Segments	Intersegment Eliminations (1)	Total
Six months ended June 28, 2020
External sales	$2,516	$3,408	$1,991	$928	$20	$8,863	$—	$8,863
Intersegment sales	1,065	11	661	733	—	2,470	(2,470)	—
Total sales	3,581	3,419	2,652	1,661	20	11,333	(2,470)	8,863
Research, development and engineering expenses	145	11	123	95	53	427	—	427
Equity, royalty and interest income from investees	162	32	33	18	(1)	244	—	244
Interest income	5	2	2	2	—	11	—	11
Segment EBITDA	515	318	420	168	(81)	1,340	55	1,395
Depreciation and amortization(2)	104	61	95	64	8	332	—	332

Six months ended June 30, 2019
External sales	$4,057	$4,008	$2,802	$1,347	$11	$12,225	$—	$12,225
Intersegment sales	1,299	21	905	933	—	3,158	(3,158)	—
Total sales	5,356	4,029	3,707	2,280	11	15,383	(3,158)	12,225
Research, development and engineering expenses	166	14	150	113	45	488	—	488
Equity, royalty and interest income from investees	118	23	21	26	—	188	—	188
Interest income	8	8	4	4	—	24	—	24
Segment EBITDA	854	343	622	311	(62)	2,068	23	2,091
Depreciation and amortization(2)	101	57	93	59	4	314	—	314

(1) Includes intersegment sales, intersegment profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses for the six months ended June 28, 2020 and June 30, 2019.

(2) Depreciation and amortization, as shown on a segment basis, excludes the amortization of debt discount and deferred costs included in the Condensed Consolidated Statements of Net Income as "Interest expense." The amortization of debt discount and deferred costs was $1 million and $1 million for the six months ended June 28, 2020 and June 30, 2019, respectively. A portion of depreciation expense is included in "Research, development and engineering expenses."

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Net Income is shown in the table below:

	Three months ended		Six months ended
In millions	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Total EBITDA	$549	$1,058	$1,395	$2,091
Less:
Depreciation and amortization	164	158	332	314
Interest expense	23	29	46	61
Income before income taxes	$362	$871	$1,017	$1,716

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
On January 1, 2020, we adopted the new FASB standard amendment related to accounting for credit losses on financial instruments. This amendment introduces new guidance for accounting for credit losses on instruments including trade receivables and held-to-maturity debt securities. The standard requires entities to record a cumulative effect adjustment to the statement of financial position. We recorded a net decrease to opening retained earnings of $4 million, net of tax, as of January 1, 2020, due to the cumulative impact of adopting the new standard. The impact to any individual financial statement line item as a result of applying the new standard, as compared to the old standard, was not material for the six months ended June 28, 2020.
In March 2020, the FASB amended its standard to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendment allows entities to elect not to apply certain modification accounting requirements to contracts affected by reference rate reform if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. These expedients would apply to our interest rate swaps and interest rate locks. The guidance was effective upon issuance and expires after December 31, 2022. The amendment did not have an effect on our Condensed Consolidated Financial Statements at June 28, 2020. We are still evaluating which contracts will be impacted by reference rate reform, but the expedients will allow us to make permitted changes prior to the expiration of the amendments without resulting in an impact to our Consolidated Financial Statements.

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
•the U.K.'s exit from the European Union (EU);
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

COVID-19 Update
The outbreak of COVID-19 spread throughout the world and became a global pandemic with the resultant economic impacts evolving into a worldwide recession. The pandemic triggered a significant downturn in our markets globally and these challenging market conditions could continue for an extended period of time. In an effort to contain the spread of COVID-19, maintain the well-being of our employees and stakeholders, match the reduced demand from our customers and in accordance with governmental requirements, we closed or partially shut down certain office, manufacturing and distribution facilities around the world in March 2020. These closures expanded and continued into the second quarter of 2020. Most of our manufacturing and distribution facilities were open early in the second quarter of 2020, although operating at reduced capacities, while many of our global office buildings remained closed throughout the second quarter. While the impacts of the pandemic and the resulting global recession are expected to be temporary, the duration of the production and supply chain disruptions, and related financial impacts, cannot be estimated at this time. Should the reduced manufacturing and distribution capacities continue for an extended period of time or worsen, the impact on our production and supply chain could have a material adverse effect on our results of operations, financial condition and cash flows. Our Board of Directors continues to monitor and evaluate all of these factors along with the continuing impacts of the COVID-19 pandemic on our business and operations.
2020 Results
Our results for the first half of 2020 were significantly impacted by COVID-19, which caused manufacturing and supplier plant closures in China in early 2020 and other targeted shut-downs beginning in late March 2020 in response to both customer plant closures and government actions to slow the spread of the virus. Plants closed in China during the first quarter were reopened in late March 2020; however, additional plants and distribution locations around the world were shut down or working at reduced capacities early in the second quarter. Although these actions did not have a material effect on our results of operations in the first quarter, they materially impacted our second quarter results and we expect them to continue to have significant impacts on our results of operations, financial condition and cash flows throughout the remainder of 2020.
Worldwide revenues decreased 38 percent in the three months ended June 28, 2020, compared to the same period in 2019, as we experienced lower demand in all major operating segments and almost all geographic regions of the world due to the economic impacts of COVID-19 and the anticipated down cycle in most of our related markets. Net sales in the U.S. and Canada declined 48 percent, primarily due to COVID-19 impacts resulting in decreased demand in North American on-highway markets, which also negatively impacted our emission solutions, automated transmissions and turbo technologies businesses, reduced sales in our distribution product lines and decreased demand for power generation equipment. International demand (excludes the U.S. and Canada) declined by 22 percent, with lower sales in all geographic regions except for China's rebound from first quarter shutdowns. The decline in international sales was principally due to COVID-19 impacts resulting in decreased demand in on-highway markets (mainly medium-duty truck), which also negatively impacted our emission solutions and turbo technologies businesses, lower off-highway demand (mainly international mining markets and oil and gas markets in China, partially offset by higher construction markets in China), lower demand for power generation equipment, reduced demand in all distribution product lines and unfavorable foreign currency impacts of 5 percent of international sales (primarily the Chinese renminbi, Brazilian real, Australian dollar and British pound).
Worldwide revenues decreased 28 percent in the six months ended June 28, 2020, compared to the same period in 2019, as we experienced lower demand in all major operating segments and almost all geographic regions of the world due to the economic impacts of COVID-19 and the anticipated down cycle in most of our related markets. Net sales in the U.S. and Canada declined 32 percent, primarily due to COVID-19 impacts resulting in decreased demand in the North American on-highway markets, which also negatively impacted our emission solutions, automated transmissions and turbo technologies businesses, reduced sales in our distribution product lines and decreased demand for power generation equipment. International demand (excludes the U.S. and Canada) declined by 20 percent, with lower sales in all geographic regions except for China's rebound from first quarter shutdowns. The decrease in international sales was principally due to COVID-19 impacts resulting in lower off-highway demand (mainly international mining markets, construction markets in Western Europe, Asia Pacific and India and oil and gas markets in China, partially offset by higher construction market demand in China), decreased demand in on-highway markets (mainly medium-duty truck markets), which also negatively impacted our emission solutions and turbo technologies businesses, lower demand for power generation equipment, reduced demand in all distribution product lines and unfavorable foreign currency impacts of 4 percent of international sales (primarily the Chinese renminbi, Brazilian real, Australian dollar and Euro).

The following tables contain sales and EBITDA (defined as earnings before interest expense, income taxes, noncontrolling interests, depreciation and amortization) by operating segment for the three and six months ended June 28, 2020 and June 30, 2019. See the section titled "OPERATING SEGMENT RESULTS" for a more detailed discussion of net sales and EBITDA by operating segment including the reconciliation of segment EBITDA to net income attributable to Cummins Inc.

	Three months ended
Operating Segments	June 28, 2020			June 30, 2019			Percent change
		Percent			Percent		2020 vs. 2019
In millions	Sales	of Total	EBITDA	Sales	of Total	EBITDA	Sales	EBITDA
Engine	$1,423	37%	$150	$2,703	43%	$416	(47)%	(64)%
Distribution	1,605	42%	160	2,028	33%	172	(21)%	(7)%
Components	1,150	30%	141	1,846	30%	297	(38)%	(53)%
Power Systems	777	20%	91	1,203	19%	173	(35)%	(47)%
New Power	10	—%	(38)	8	—%	(33)	25%	(15)%
Intersegment eliminations	(1,113)	(29)%	45	(1,567)	(25)%	33	(29)%	36%
Total	$3,852	100%	$549	$6,221	100%	$1,058	(38)%	(48)%

Net income attributable to Cummins was $276 million, or $1.86 per diluted share, on sales of $3.9 billion for the three months ended June 28, 2020, versus the comparable prior year period net income attributable to Cummins of $675 million, or $4.27 per diluted share, on sales of $6.2 billion. The decreases in net income and earnings per diluted share were driven by lower net sales, decreased gross margin and a higher effective tax rate, partially offset by prior restructuring actions, lower variable compensation and temporary salary reductions resulting in lower compensation expenses, increased equity, royalty and interest income from investees as China rebounded from first quarter shutdowns and net losses attributable to noncontrolling interests. The decrease in gross margin and gross margin as a percentage of sales was primarily due to lower volumes, partially offset by prior restructuring actions, lower variable compensation and temporary salary reductions resulting in decreased compensation expenses and reduced warranty expenses.

	Six months ended
Operating Segments	June 28, 2020			June 30, 2019			Percent change
		Percent			Percent		2020 vs. 2019
In millions	Sales	of Total	EBITDA	Sales	of Total	EBITDA	Sales	EBITDA
Engine	$3,581	40%	$515	$5,356	44%	$854	(33)%	(40)%
Distribution	3,419	39%	318	4,029	33%	343	(15)%	(7)%
Components	2,652	30%	420	3,707	30%	622	(28)%	(32)%
Power Systems	1,661	19%	168	2,280	19%	311	(27)%	(46)%
New Power	20	—%	(81)	11	—%	(62)	82%	(31)%
Intersegment eliminations	(2,470)	(28)%	55	(3,158)	(26)%	23	(22)%	NM
Total	$8,863	100%	$1,395	$12,225	100%	$2,091	(28)%	(33)%

"NM" - not meaningful information

Net income attributable to Cummins was $787 million, or $5.29 per diluted share, on sales of $8.9 billion for the six months ended June 28, 2020, versus the comparable prior year period net income attributable to Cummins of $1,338 million, or $8.47 per diluted share, on sales of $12.2 billion. The decreases in net income and earnings per diluted share were driven by lower net sales, decreased gross margin and unfavorable foreign currency fluctuations (primarily the Brazilian real, Chinese renminbi and Australian dollar), partially offset by prior restructuring actions, lower variable compensation and temporary salary reductions resulting in lower compensation expenses, increased equity, royalty and interest income from investees as China rebounded from first quarter shutdowns and favorable adjustments related to India Tax Law Changes in March 2020. The decreases in gross margin and gross margin as a percentage of sales was primarily due to lower volumes, partially offset by prior restructuring actions, lower variable compensation and temporary salary reductions resulting in decreased compensation expenses, reduced warranty expenses and lower material costs. Diluted earnings per common share for the six months ended June 28, 2020, benefited $0.09 from fewer weighted-average shares outstanding, primarily due to the stock repurchase programs in the first quarter of 2020.

We generated $357 million of cash from operations for the six months ended June 28, 2020, compared to $1,220 million for the comparable period in 2019, although we had a net use of cash from operations of $22 million for the three months ended June 28, 2020, due to the impacts of the pandemic. Refer to the section titled "Cash Flows" in the "LIQUIDITY AND CAPITAL RESOURCES" section for a discussion of items impacting cash flows.
Our debt to capital ratio (total capital defined as debt plus equity) at June 28, 2020, was 32.1 percent, compared to 21.9 percent at December 31, 2019. The increase was primarily due to higher outstanding commercial paper of $1,367 million since December 31, 2019. At June 28, 2020, we had $2.1 billion in cash and marketable securities on hand and access to our $5.5 billion credit facilities, if necessary, to meet currently anticipated working capital, investment and funding needs.
In the first six months of 2020, we purchased $550 million, or 3.5 million shares of common stock, which was all purchased in the first quarter of 2020.
On April 14, 2020, we were approved for the Federal Reserve Bank of New York's Commercial Paper Funding Facility to assure access to commercial paper funding during volatile market conditions. See NOTE 9, "DEBT" to the Condensed Consolidated Financial Statements for additional information.
On May 1, 2020, we entered into an additional 364-day credit facility agreement that allows us to borrow up to $2.0 billion of senior unsecured funds at any time through April 30, 2021. This program does not backstop or increase our borrowing capacity for our commercial paper programs. This increased our total committed credit capacity to $5.5 billion, less our outstanding commercial paper, for a net remaining capacity of $3.5 billion.
In June 2020, we settled a portion of our February 2014 interest rate swap, which previously converted our $500 million debt issue, due in 2023, from fixed rate to floating rate based on a LIBOR spread. We will amortize the $30 million gain realized upon settlement over the remaining three year term of related debt. In July 2020, we settled the remaining $125 million of this interest rate swap and realized an additional $10 million gain to be amortized over the remaining term of the debt.
In the first six months of 2020, the investment loss on our U.S. pension trust was 0.2 percent while our U.K. pension trust gain was 10.3 percent. Investment performance in both trusts was negatively affected by the global recession and its impact on capital markets. During the remainder of 2020, we anticipate making $13 million in additional defined benefit pension contributions in the U.K. and $12 million in contributions to our U.S. non-qualified benefit plans. We expect our 2020 annual net periodic pension cost to approximate $102 million.
As of the date of this filing, our credit ratings and outlooks from the credit rating agencies remain unchanged.

RESULTS OF OPERATIONS

	Three months ended		Favorable/		Six months ended		Favorable/
	June 28, 2020	June 30, 2019	(Unfavorable)		June 28, 2020	June 30, 2019	(Unfavorable)
In millions, except per share amounts			Amount	Percent			Amount	Percent
NET SALES	$3,852	$6,221	$(2,369)	(38)%	$8,863	$12,225	$(3,362)	(28)%
Cost of sales	2,962	4,580	1,618	35%	6,679	9,052	2,373	26%
GROSS MARGIN	890	1,641	(751)	(46)%	2,184	3,173	(989)	(31)%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	470	629	159	25%	1,016	1,222	206	17%
Research, development and engineering expenses	189	251	62	25%	427	488	61	13%
Equity, royalty and interest income from investees	115	96	19	20%	244	188	56	30%
Other operating expense, net	(10)	(9)	(1)	11%	(15)	(4)	(11)	NM
OPERATING INCOME	336	848	(512)	(60)%	970	1,647	(677)	(41)%
Interest income	4	12	(8)	(67)%	11	24	(13)	(54)%
Interest expense	23	29	6	21%	46	61	15	25%
Other income, net	45	40	5	13%	82	106	(24)	(23)%
INCOME BEFORE INCOME TAXES	362	871	(509)	(58)%	1,017	1,716	(699)	(41)%
Income tax expense	93	186	93	50%	220	362	142	39%
CONSOLIDATED NET INCOME	269	685	(416)	(61)%	797	1,354	(557)	(41)%
Less: Net (loss) income attributable to noncontrolling interests	(7)	10	17	NM	10	16	6	38%
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$276	$675	$(399)	(59)%	$787	$1,338	$(551)	(41)%
Diluted Earnings Per Common Share Attributable to Cummins Inc.	$1.86	$4.27	$(2.41)	(56)%	$5.29	$8.47	$(3.18)	(38)%

"NM" - not meaningful information

	Three months ended		Favorable/ (Unfavorable)	Six months ended		Favorable/ (Unfavorable)
	June 28, 2020	June 30, 2019		June 28, 2020	June 30, 2019
Percent of sales			Percentage Points			Percentage Points
Gross margin	23.1%	26.4%	(3.3)	24.6%	26.0%	(1.4)
Selling, general and administrative expenses	12.2%	10.1%	(2.1)	11.5%	10.0%	(1.5)
Research, development and engineering expenses	4.9%	4.0%	(0.9)	4.8%	4.0%	(0.8)

Net Sales
Net sales for the three months ended June 28, 2020, decreased by $2,369 million versus the comparable period in 2019. The primary drivers were as follows:
•Engine segment sales decreased 47 percent due to lower volumes in all North American on-highway markets.
•Components segment sales decreased 38 percent largely due to lower demand in North America and Western Europe, partially offset by higher demand in China.
•Power Systems segment sales decreased 35 percent primarily due to lower demand in power generation markets in North America and India and reduced industrial market demand in international mining markets and oil and gas markets in China and North America.
•Distribution segment sales decreased 21 percent principally due to lower demand in North America, especially in the parts and engine product lines.
•Unfavorable foreign currency fluctuations of 2 percent of total sales, primarily in the Chinese renminbi, Brazilian real, Australian dollar and British pound.

Net sales for the six months ended June 28, 2020, decreased $3,362 million versus the comparable period in 2019. The primary drivers were as follows:
•Engine segment sales decreased 33 percent due to lower volumes in all North American on-highway markets.
•Components segment sales decreased 28 percent largely due to lower demand in North America and Western Europe, partially offset by higher demand in China.
•Power Systems segment sales decreased 27 percent primarily due to lower demand in power generation markets in North America and India and reduced industrial demand in international mining markets and oil and gas market in China.
•Distribution segment sales decreased 15 percent principally due to lower demand in North America, especially in the parts and engine product lines.
•Unfavorable foreign currency fluctuations of 2 percent of total sales, primarily in the Chinese renminbi, Brazilian real, Australian dollar and Euro.
Sales to international markets (excluding the U.S. and Canada), based on location of customers, for the three and six months ended June 28, 2020, were 48 percent and 42 percent of total net sales compared with 38 percent and 38 percent of total net sales for the comparable periods in 2019. A more detailed discussion of sales by segment is presented in the “OPERATING SEGMENT RESULTS” section.
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
Gross Margin
Gross margin decreased $751 million for the three months ended June 28, 2020 and decreased 3.3 points as a percentage of sales, versus the comparable period in 2019. The decrease in gross margin and gross margin as a percentage of sales was primarily due to lower volumes, partially offset by prior restructuring actions, lower variable compensation and temporary salary reductions resulting in decreased compensation expenses and reduced warranty expenses.
Gross margin decreased $989 million for the six months ended June 28, 2020 and decreased 1.4 points as a percentage of sales versus the comparable period in 2019. The decrease in gross margin and gross margin as a percentage of sales was primarily due to lower volumes, partially offset by prior restructuring actions, lower variable compensation and temporary salary reductions resulting in decreased compensation expenses, reduced warranty expenses and lower material costs.
The provision for base warranties issued as a percent of sales for the three and six months ended June 28, 2020, was 1.7 percent and 1.8 percent, respectively, compared to 2.1 percent and 2.1 percent for the comparable periods in 2019. A detailed discussion of gross margin by segment is presented in the “OPERATING SEGMENT RESULTS” section.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $159 million for the three months ended June 28, 2020, versus the comparable period in 2019, primarily due to prior restructuring actions, lower variable compensation and temporary salary reductions resulting in decreased compensation expenses, reduced travel expenses and lower consulting expenses. Overall, selling, general and administrative expenses, as a percentage of sales, increased to 12.2 percent in the three months ended June 28, 2020, from 10.1 percent in the comparable period in 2019. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to sales declining faster than selling, general and administrative expenses decreased, despite lower compensation expenses.
Selling, general and administrative expenses decreased $206 million for the six months ended June 28, 2020, versus the comparable period in 2019, primarily due to prior restructuring actions, lower variable compensation and temporary salary reductions resulting in decreased compensation expenses, reduced travel expenses and lower consulting expenses. Overall, selling, general and administrative expenses, as a percentage of sales, increased to 11.5 percent in the six months ended June 28, 2020, from 10.0 percent in the comparable period in 2019. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to sales declining faster than selling, general and administrative expenses decreased, despite lower compensation expenses.

Research, Development and Engineering Expenses
Research, development and engineering expenses decreased $62 million for the three months ended June 28, 2020, versus the comparable period in 2019 primarily due to prior restructuring actions, lower variable compensation and temporary salary reductions resulting in decreased compensation expenses and reduced consulting expenses. Overall, research, development and engineering expenses as a percentage of sales increased to 4.9 percent in the three months ended June 28, 2020, from 4.0 percent in the comparable period in 2019.
Research, development and engineering expenses decreased $61 million for the six months ended June 28, 2020, versus the comparable period in 2019 primarily due to prior restructuring actions, lower variable compensation and temporary salary reductions resulting in decreased compensation expenses and reduced consulting expenses. Overall, research, development and engineering expenses as a percentage of sales increased to 4.8 percent in the six months ended June 28, 2020, from 4.0 percent in the comparable period in 2019. Research activities continue to focus on development of new products to meet future emission standards around the world, improvements in fuel economy performance of diesel and natural gas-powered engines and related components as well as development activities around fully electric, hybrid and hydrogen powertrain solutions.
Equity, Royalty and Interest Income from Investees
Equity, royalty and interest income from investees increased $19 million for the three months ended June 28, 2020, versus the comparable period in 2019, primarily due to higher earnings at Beijing Foton Cummins Engine Co., Ltd. and Dongfeng Cummins Engine Co. as China rebounded from first quarter shutdowns.
Equity, royalty and interest income from investees increased $56 million for the six months ended June 28, 2020, versus the comparable period in 2019, primarily due to a $37 million adjustment as the result of tax changes within India's 2020-2021 Union Budget of India (India Tax Law Changes) passed in March 2020, $18 million of technology fee revenue recorded in the first quarter of 2020 and higher earnings at Beijing Foton Cummins Engine Co., Ltd. as China rebounded from first quarter shutdowns, partially offset by weakness in most other investees as a result of the pandemic. See NOTE 6, "INCOME TAXES" to the Condensed Consolidated Financial Statements for additional information on India Tax Law Changes.
Other Operating Expense, Net
Other operating expense, net was as follows:

	Three months ended		Six months ended
In millions	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Amortization of intangible assets	$(6)	$(5)	$(11)	$(10)
(Loss) gain on sale of assets, net	(5)	—	(6)	5
Loss on write off of assets	(3)	—	(5)	—
Royalty income, net	—	3	2	9
Other, net	4	(7)	5	(8)
Total other operating expense, net	$(10)	$(9)	$(15)	$(4)

Interest Income
Interest income decreased $8 million and $13 million for the three and six months ended June 28, 2020, versus the comparable periods in 2019, primarily due to lower rates of return on higher average cash and marketable securities balances.
Interest Expense
Interest expense decreased $6 million and $15 million for the three and six months ended June 28, 2020, versus the comparable periods in 2019, mainly due to lower interest rates despite an increase in short-term borrowings.

Other Income, Net
Other income, net was as follows:

	Three months ended		Six months ended
In millions	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Gain on corporate owned life insurance	$21	$18	$38	$55
Non-service pension and other postretirement benefits credit	16	18	32	36
Gain on marketable securities, net	7	3	4	7
Rental income	2	2	4	4
Foreign currency loss, net	(2)	(2)	(3)	(8)
Bank charges	(7)	(3)	(10)	(6)
Other, net	8	4	17	18
Total other income, net	$45	$40	$82	$106

Income Tax Expense
Our effective tax rates for the three and six months ended June 28, 2020, were 25.7 percent and 21.6 percent, respectively. Our effective tax rates for the three and six months ended June 30, 2019, were 21.4 percent and 21.1 percent, respectively, and contained immaterial discrete items.
The three months ended June 28, 2020, contained unfavorable discrete items of $14 million, primarily due to changes in tax reserves on certain U.S. tax matters.
The six months ended June 28, 2020, contained $4 million of favorable net discrete tax items, primarily due to favorable tax changes within India's 2020-2021 Union Budget of India (India Tax Law Change) passed in March of 2020, partially offset by unfavorable changes in tax reserves in the second quarter of 2020. The India Tax Law Change eliminated the dividend distribution tax and replaced it with a lower rate withholding tax as the burden shifted from the dividend payor to the dividend recipient for a net favorable income statement impact of $35 million. See NOTE 6, "INCOME TAXES" to the Condensed Consolidated Financial Statements for additional information on India Tax Law Changes.
Noncontrolling Interests
Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities. Noncontrolling interests in income of consolidated subsidiaries for the three and six months ended June 28, 2020, decreased $17 million and $6 million, respectively, versus the comparable periods in 2019, primarily due to decreased earnings at Cummins India Limited and Eaton Cummins Joint Venture. The decreases for six months ended June 28, 2020, were partially offset by a $19 million unfavorable adjustment as the result of India Tax Law Changes passed in March 2020. See NOTE 6, "INCOME TAXES" to the Condensed Consolidated Financial Statements for additional information on India Tax Law Changes.
Net Income Attributable to Cummins Inc. and Diluted Earnings Per Common Share Attributable to Cummins Inc.
Net income and diluted earnings per common share attributable to Cummins Inc. for the three months ended June 28, 2020, decreased $399 million and $2.41 per diluted share versus the comparable period in 2019, primarily due to lower net sales, decreased gross margin and a higher effective tax rate, partially offset by prior restructuring actions, lower variable compensation and temporary salary reductions resulting in lower compensation expenses, increased equity, royalty and interest income from investees as China rebounded from first quarter shutdowns and net losses attributable to noncontrolling interests.
Net income and diluted earnings per common share attributable to Cummins Inc. for the six months ended June 28, 2020, decreased $551 million and $3.18 per diluted share versus the comparable period in 2019, primarily due to lower net sales, decreased gross margin and unfavorable foreign currency fluctuations (primarily the Brazilian real, Chinese renminbi and Australian dollar), partially offset by prior restructuring actions, lower variable compensation and temporary salary reductions resulting in lower compensation expenses, increased equity, royalty and interest income from investees as China rebounded from first quarter shutdowns and favorable adjustments related to India Tax Law Changes in March 2020. Diluted earnings per common share for the six months ended June 28, 2020, benefited $0.09 from fewer weighted-average shares outstanding, primarily due to the stock repurchase programs in the first quarter of 2020.

Comprehensive Income - Foreign Currency Translation Adjustment
The foreign currency translation adjustment was a net loss of $11 million and $173 million, respectively, for the three and six months ended June 28, 2020, compared to a net loss of $99 million and $15 million, respectively, for the three and six months ended June 30, 2019, and was driven by the following:

	Three months ended
	June 28, 2020		June 30, 2019
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly-owned subsidiaries	$(7)	Brazilian real, Indian rupee, offset by Australian dollar, South African rand	$(82)	British pound, Chinese renminbi
Equity method investments	1	British pound, Chinese renminbi, offset by Indian rupee	(17)	Chinese renminbi
Consolidated subsidiaries with a noncontrolling interest	(5)	Indian rupee	—
Total	$(11)		$(99)

	Six months ended
	June 28, 2020		June 30, 2019
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly-owned subsidiaries	$(131)	Brazilian real, Indian rupee, Chinese renminbi, British pound	$(8)	British pound offset by Indian rupee
Equity method investments	(20)	Chinese renminbi, Indian rupee	(10)	British pound
Consolidated subsidiaries with a noncontrolling interest	(22)	Indian rupee	3	Indian rupee
Total	$(173)		$(15)

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
Our results for the first half of 2020 were significantly impacted by COVID-19, which caused manufacturing and supplier plant closures in China in early 2020 and other targeted shut-downs beginning in late March 2020 in response to both customer plant closures and government actions to slow the spread of the virus. Plants closed in China during the first quarter were reopened in late March 2020; however, additional plants and distribution locations around the world were shut down or working at reduced capacities early in the second quarter. Although these actions did not have a material effect on our results of operations in the first quarter, they materially impacted our second quarter results and we expect them to continue to have significant impacts on our results of operations, financial condition and cash flows throughout the remainder of 2020. Our Board of Directors continues to monitor and evaluate all of these factors along with the continuing impacts of the COVID-19 pandemic on our business and operations.
Following is a discussion of results for each of our operating segments.
Engine Segment Results
Financial data for the Engine segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 28,	June 30,	(Unfavorable)		June 28,	June 30,	(Unfavorable)
In millions	2020	2019	Amount	Percent	2020	2019	Amount	Percent
External sales	$937	$2,073	$(1,136)	(55)%	$2,516	$4,057	$(1,541)	(38)%
Intersegment sales	486	630	(144)	(23)%	1,065	1,299	(234)	(18)%
Total sales	1,423	2,703	(1,280)	(47)%	3,581	5,356	(1,775)	(33)%
Research, development and engineering expenses	65	88	23	26%	145	166	21	13%
Equity, royalty and interest income from investees	84	62	22	35%	162	118	44	37%
Interest income	1	4	(3)	(75)%	5	8	(3)	(38)%
Segment EBITDA	150	416	(266)	(64)%	515	854	(339)	(40)%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	10.5%	15.4%		(4.9)	14.4%	15.9%		(1.5)

Sales for our Engine segment by market were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 28,	June 30,	(Unfavorable)		June 28,	June 30,	(Unfavorable)
In millions	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Heavy-duty truck	$415	$970	$(555)	(57)%	$1,165	$1,949	$(784)	(40)%
Medium-duty truck and bus	391	739	(348)	(47)%	1,009	1,460	(451)	(31)%
Light-duty automotive	180	480	(300)	(63)%	533	862	(329)	(38)%
Total on-highway	986	2,189	(1,203)	(55)%	2,707	4,271	(1,564)	(37)%
Off-highway	437	514	(77)	(15)%	874	1,085	(211)	(19)%
Total sales	$1,423	$2,703	$(1,280)	(47)%	$3,581	$5,356	$(1,775)	(33)%

			Percentage Points				Percentage Points
On-highway sales as percentage of total sales	69%	81%		(12)	76%	80%		(4)

Unit shipments by engine classification (including unit shipments to Power Systems and off-highway engine units included in their respective classification) were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 28,	June 30,	(Unfavorable)		June 28,	June 30,	(Unfavorable)
	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Heavy-duty	15,900	35,000	(19,100)	(55)%	41,700	68,900	(27,200)	(39)%
Medium-duty	44,900	76,400	(31,500)	(41)%	106,100	155,400	(49,300)	(32)%
Light-duty	29,800	64,100	(34,300)	(54)%	79,200	120,500	(41,300)	(34)%
Total unit shipments	90,600	175,500	(84,900)	(48)%	227,000	344,800	(117,800)	(34)%
Sales
Engine segment sales for the three months ended June 28, 2020, decreased $1,280 million versus the comparable period in 2019. The following were the primary drivers by market:
•Heavy-duty truck sales decreased $555 million principally due to lower volumes in the North American heavy-duty truck market with lower shipments of 73 percent.
•Medium-duty truck and bus sales decreased $348 million mainly due to lower demand in the North American medium-duty truck and bus markets with decreased unit shipments of 55 percent.
•Light-duty truck automotive sales decreased $300 million primarily due to lower pick-up sales to Chrysler.
•Unfavorable foreign currency fluctuations, primarily in the Chinese renminbi and Brazilian real.
Engine segment sales for the six months ended June 28, 2020, decreased $1,775 million versus the comparable period in 2019. The following were the primary drivers by market:
•Heavy-duty truck sales decreased $784 million principally due to lower volumes in the North American heavy-duty truck market with lower shipments of 54 percent.
•Medium-duty truck and bus sales decreased $451 million mainly due to lower demand in North American medium-duty truck and bus markets with decreased shipments of 36 percent.
•Light-duty truck automotive sales decreased $329 million primarily due to lower pick-up sales to Chrysler.
•Unfavorable foreign currency fluctuations, primarily in the Brazilian real and Chinese renminbi.
Segment EBITDA
Engine segment EBITDA for the three months ended June 28, 2020, decreased $266 million versus the comparable period in 2019, primarily due to lower gross margin, partially offset by lower selling, general and administrative expenses, decreased research, development and engineering expenses and increased equity, royalty and interest income from investees. The decrease in gross margin was mainly due to lower volumes, partially offset by decreased warranty expenses, lower material costs and prior restructuring actions, lower variable compensation and temporary salary reductions resulting in lower compensation expenses. The decrease in selling, general and administrative expenses and research, development and engineering expenses was primarily due to prior restructuring actions, lower variable compensation and temporary salary reductions resulting in decreased compensation expenses and reduced consulting expenses. The increase in equity, royalty and interest income from investees was principally due to higher earnings at Beijing Foton Cummins Engine Co., Ltd. and Dongfeng Cummins Engine Co. as China rebounded from first quarter shutdowns.

Engine segment EBITDA for the six months ended June 28, 2020, decreased $339 million versus the comparable period in 2019, primarily due to lower gross margin, partially offset by lower selling, general and administrative expenses, increased equity, royalty and interest income from investees and lower research, development and engineering expenses. The decrease in gross margin was mainly due to lower volumes, partially offset by prior restructuring actions, lower variable compensation and temporary salary reductions resulting in lower compensation expenses, reduced material costs and decreased warranty expenses. Selling, general and administrative expenses and research, development and engineering expenses decreased principally due to restructuring actions, lower variable compensation and temporary salary reductions resulting in decreased compensation expenses and reduced consulting expenses. The increase in equity, royalty and interest income from investees was largely due to higher earnings at Tata Cummins Ltd., mainly due to an $18 million adjustment related to India Tax Law Changes passed in March 2020, $18 million of technology fee revenue recorded in the first quarter of 2020 and higher earnings at Beijing Foton Cummins Engine Co., Ltd. as China rebounded from first quarter shutdowns. See NOTE 6, "INCOME TAXES" to the Condensed Consolidated Financial Statements for additional information on India Tax Law Changes.
Distribution Segment Results
Financial data for the Distribution segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 28,	June 30,	(Unfavorable)		June 28,	June 30,	(Unfavorable)
In millions	2020	2019	Amount	Percent	2020	2019	Amount	Percent
External sales	$1,601	$2,015	$(414)	(21)%	$3,408	$4,008	$(600)	(15)%
Intersegment sales	4	13	(9)	(69)%	11	21	(10)	(48)%
Total sales	1,605	2,028	(423)	(21)%	3,419	4,029	(610)	(15)%
Research, development and engineering expenses	4	7	3	43%	11	14	3	21%
Equity, royalty and interest income from investees	11	12	(1)	(8)%	32	23	9	39%
Interest income	1	4	(3)	(75)%	2	8	(6)	(75)%
Segment EBITDA	160	172	(12)	(7)%	318	343	(25)	(7)%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	10.0%	8.5%		1.5	9.3%	8.5%		0.8

Sales for our Distribution segment by region were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 28,	June 30,	(Unfavorable)		June 28,	June 30,	(Unfavorable)
In millions	2020	2019	Amount	Percent	2020	2019	Amount	Percent
North America	$1,041	$1,384	$(343)	(25)%	$2,287	$2,783	$(496)	(18)%
Asia Pacific	190	223	(33)	(15)%	386	443	(57)	(13)%
Europe	136	124	12	10%	272	247	25	10%
China	101	102	(1)	(1)%	169	184	(15)	(8)%
Russia	44	45	(1)	(2)%	86	80	6	8%
Africa and Middle East	38	55	(17)	(31)%	89	110	(21)	(19)%
Latin America	32	46	(14)	(30)%	71	86	(15)	(17)%
India	23	49	(26)	(53)%	59	96	(37)	(39)%
Total sales	$1,605	$2,028	$(423)	(21)%	$3,419	$4,029	$(610)	(15)%

Sales for our Distribution segment by product line were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 28,	June 30,	(Unfavorable)		June 28,	June 30,	(Unfavorable)
In millions	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Parts	$654	$833	$(179)	(21)%	$1,441	$1,677	$(236)	(14)%
Power generation	377	427	(50)	(12)%	753	830	(77)	(9)%
Service	297	373	(76)	(20)%	625	736	(111)	(15)%
Engines	277	395	(118)	(30)%	600	786	(186)	(24)%
Total sales	$1,605	$2,028	$(423)	(21)%	$3,419	$4,029	$(610)	(15)%
Sales
Distribution segment sales for the three months ended June 28, 2020, decreased $423 million versus the comparable period in 2019. The following were the primary drivers by region:
•North American sales decreased $343 million, representing 81 percent of the total change in Distribution segment sales, primarily due to decreased demand in all product lines, especially parts and engine sales.
•Unfavorable foreign currency fluctuations, principally in the Australian dollar, Brazilian real, Chinese renminbi and South African rand.
Distribution segment sales for the six months ended June 28, 2020, decreased $610 million versus the comparable period in 2019. The following were the primary drivers by region:
•North American sales decreased $496 million, representing 81 percent of the total change in Distribution segment sales, primarily due to decreased demand in all product lines, especially parts and engine sales in oil and gas markets.
•Unfavorable foreign currency fluctuations, principally in the Australian dollar, Brazilian real, Chinese renminbi, South African rand and Euro.
Segment EBITDA
Distribution segment EBITDA for the three months ended June 28, 2020, decreased $12 million versus the comparable period in 2019, primarily due to lower gross margin and unfavorable foreign currency fluctuations (especially Australian dollar, South African rand and emerging market currencies), partially offset by lower selling, general and administrative expenses. The decrease in gross margin was mainly due to lower volumes, partially offset by prior restructuring actions, lower variable compensation and temporary salary reductions resulting in decreased compensation expenses and favorable pricing. The increase in gross margin as a percentage of sales was primarily due to prior restructuring actions, lower variable compensation and temporary salary reductions resulting in decreased compensation expenses and favorable pricing. The decrease in selling, general and administrative expenses was due to prior restructuring actions, lower variable compensation and temporary salary reductions resulting in decreased compensation expenses and reduced travel expenses, partially offset by higher consulting expenses.
Distribution segment EBITDA for the six months ended June 28, 2020, decreased $25 million versus the comparable period in 2019, primarily due to lower gross margin and unfavorable foreign currency fluctuations (especially the Australian dollar and emerging market currencies), partially offset by lower selling, general and administrative expenses and higher equity, royalty and interest income from investees. The decrease in gross margin was mainly due to lower volumes and unfavorable foreign currency fluctuations (especially the Australian dollar, South African rand and emerging market currencies), partially offset by prior restructuring actions, lower variable compensation and temporary salary reductions resulting in decreased compensation expenses and favorable pricing. The increase in gross margin as a percentage of sales was primarily due to prior restructuring actions, lower variable compensation and temporary salary reductions resulting in decreased compensation expenses and favorable pricing. The decrease in selling, general and administrative expenses was due to prior restructuring actions, lower variable compensation and temporary salary reductions resulting in decreased compensation expenses and reduced travel expenses, partially offset by higher consulting expenses. The increase in equity, royalty and interest income from investees was largely due to higher earnings at Komatsu Cummins Chile, Ltda. and Valvoline Cummins Ltd. due to a $5 million adjustment related to India Tax Law Changes passed in March 2020. See NOTE 6, "INCOME TAXES" to the Condensed Consolidated Financial Statements for additional information on India Tax Law Changes.

Components Segment Results
Financial data for the Components segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 28,	June 30,	(Unfavorable)		June 28,	June 30,	(Unfavorable)
In millions	2020	2019	Amount	Percent	2020	2019	Amount	Percent
External sales	$876	$1,401	$(525)	(37)%	$1,991	$2,802	$(811)	(29)%
Intersegment sales	274	445	(171)	(38)%	661	905	(244)	(27)%
Total sales	1,150	1,846	(696)	(38)%	2,652	3,707	(1,055)	(28)%
Research, development and engineering expenses	55	75	20	27%	123	150	27	18%
Equity, royalty and interest income from investees	12	11	1	9%	33	21	12	57%
Interest income	1	2	(1)	(50)%	2	4	(2)	(50)%
Segment EBITDA	141	297	(156)	(53)%	420	622	(202)	(32)%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	12.3%	16.1%		(3.8)	15.8%	16.8%		(1.0)

Sales for our Components segment by business were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 28,	June 30,	(Unfavorable)		June 28,	June 30,	(Unfavorable)
In millions	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Emission solutions	$472	$828	$(356)	(43)%	$1,136	$1,682	$(546)	(32)%
Filtration	255	331	(76)	(23)%	567	656	(89)	(14)%
Turbo technologies	216	319	(103)	(32)%	486	654	(168)	(26)%
Electronics and fuel systems	164	212	(48)	(23)%	338	410	(72)	(18)%
Automated transmissions	43	156	(113)	(72)%	125	305	(180)	(59)%
Total sales	$1,150	$1,846	$(696)	(38)%	$2,652	$3,707	$(1,055)	(28)%

Sales
Components segment sales for the three months ended June 28, 2020, decreased $696 million versus the comparable period in 2019. The following were the primary drivers by business:
•Emission solutions sales decreased $356 million primarily due to weaker demand in North America and Western Europe, partially offset by stronger demand as China rebounded from first quarter shutdowns.
•Automated transmissions sales decreased $113 million primarily due to lower heavy-duty truck demand in North America.
•Turbo technologies sales decreased $103 million mainly due to weaker market demand in North America.
•Unfavorable foreign currency fluctuations, principally in the Chinese renminbi and Brazilian real.
Components segment sales for the six months ended June 28, 2020, decreased $1,055 million versus the comparable period in 2019. The following were the primary drivers by business:
•Emission solutions sales decreased $546 million primarily due to weaker demand in North America and Western Europe, partially offset by stronger demand as China rebounded from first quarter shutdowns.
•Automated transmissions sales decreased $180 million primarily due to lower heavy-duty truck demand in North America.
•Turbo technologies sales decreased $168 million primarily due to lower demand in North America and Western Europe.
•Unfavorable foreign currency fluctuations, primarily in the Chinese renminbi, Brazilian real and Euro.

Segment EBITDA
Components segment EBITDA for the three months ended June 28, 2020, decreased $156 million versus the comparable period in 2019, mainly due to lower gross margin, partially offset by lower selling, general and administrative expenses and decreased research, development and engineering expenses. The decrease in gross margin was mainly due to lower volumes and unfavorable mix, partially offset by restructuring actions, lower variable compensation and temporary salary reductions resulting in decreased compensation expenses and decreased warranty expenses. Selling, general and administrative expenses and research, development and engineering expenses decreased due to prior restructuring actions, lower variable compensation and temporary salary reductions resulting in decreased compensation expenses and reduced consulting expenses.
Components segment EBITDA for the six months ended June 28, 2020, decreased $202 million versus the comparable period in 2019, mainly due to lower gross margin and unfavorable foreign currency fluctuations (primarily in the Chinese renminbi and Brazilian real), partially offset by lower selling, general and administrative expenses, decreased research, development and engineering expenses and increased equity, royalty and interest income from investees. The decrease in gross margin was mainly due to lower volumes, partially offset by prior restructuring actions, lower variable compensation and temporary salary reductions resulting in decreased compensation expenses and decreased warranty expenses. Selling, general and administrative expenses and research, development and engineering expenses decreased due to prior restructuring actions, lower variable compensation and temporary salary reductions resulting in decreased compensation expenses and reduced consulting expenses. The increase in equity, royalty and interest income from investees was largely due to higher earnings at Fleetguard Filtration Systems India Pvt. due to a $14 million adjustment related to India Tax Law Changes passed in March 2020. See NOTE 6, "INCOME TAXES" to the Condensed Consolidated Financial Statements for additional information on India Tax Law Changes.
Power Systems Segment Results
Financial data for the Power Systems segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 28,	June 30,	(Unfavorable)		June 28,	June 30,	(Unfavorable)
In millions	2020	2019	Amount	Percent	2020	2019	Amount	Percent
External sales	$428	$724	$(296)	(41)%	$928	$1,347	$(419)	(31)%
Intersegment sales	349	479	(130)	(27)%	733	933	(200)	(21)%
Total sales	777	1,203	(426)	(35)%	1,661	2,280	(619)	(27)%
Research, development and engineering expenses	41	57	16	28%	95	113	18	16%
Equity, royalty and interest income from investees	9	11	(2)	(18)%	18	26	(8)	(31)%
Interest income	1	2	(1)	(50)%	2	4	(2)	(50)%
Segment EBITDA	91	173	(82)	(47)%	168	311	(143)	(46)%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	11.7%	14.4%		(2.7)	10.1%	13.6%		(3.5)

Sales for our Power Systems segment by product line were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 28,	June 30,	(Unfavorable)		June 28,	June 30,	(Unfavorable)
In millions	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Power generation	$424	$668	$(244)	(37)%	$943	$1,235	$(292)	(24)%
Industrial	291	432	(141)	(33)%	587	852	(265)	(31)%
Generator technologies	62	103	(41)	(40)%	131	193	(62)	(32)%
Total sales	$777	$1,203	$(426)	(35)%	$1,661	$2,280	$(619)	(27)%
Sales
Power Systems segment sales for the three months ended June 28, 2020, decreased $426 million versus the comparable period in 2019. The following were the primary drivers by product line:
•Power generation sales decreased $244 million due to lower demand in North America and India.
•Industrial sales decreased $141 million due to lower demand in international mining markets and decreased demand in oil and gas markets in China and North America.

•Unfavorable foreign currency fluctuations, principally in the British pound, Chinese renminbi and Indian rupee.
Power Systems segment sales for the six months ended June 28, 2020, decreased $619 million versus the comparable period in 2019. The following were the primary drivers by product line:
•Power generation sales decreased $292 million due to lower demand in North America and India.
•Industrial sales decreased $265 million due to lower demand in international mining markets and decreased demand in oil and gas markets in China and North America.
•Unfavorable foreign currency fluctuations, primarily in the Chinese renminbi, British pound and Indian rupee.
Segment EBITDA
Power Systems segment EBITDA for the three months ended June 28, 2020, decreased $82 million versus the comparable period in 2019, primarily due to lower gross margin, partially offset by lower selling, general and administrative expenses and decreased research, development and engineering expenses. The decrease in gross margin was mainly due to lower volumes, partially offset by prior restructuring actions, lower variable compensation and temporary salary reductions resulting in decreased compensation expenses and lower warranty expenses. Selling, general and administrative expenses and research, development and engineering expenses decreased primarily due to prior restructuring actions, lower variable compensation and temporary salary reductions resulting in decreased compensation expenses, reduced consulting expenses and lower travel expenses.
Power Systems segment EBITDA for the six months ended June 28, 2020, decreased $143 million versus the comparable period in 2019, primarily due to lower gross margin and lower equity, royalty and interest income from investees, partially offset by lower selling, general and administrative expenses and decreased research, development and engineering expenses. The decrease in gross margin was mainly due to lower volumes, partially offset by prior restructuring actions, lower variable compensation and temporary salary reductions resulting in decreased compensation expenses and lower warranty expenses. Selling, general and administrative expenses decreased primarily due to prior restructuring actions, lower variable compensation and temporary salary reductions resulting in decreased compensation expenses, reduced travel expenses and lower consulting expenses. Research, development and engineering expenses decreased principally due to prior restructuring actions, lower variable compensation and temporary salary reductions resulting in decreased compensation expenses and reduced consulting expenses. The decrease in equity, royalty and interest income from investees was largely due to lower earnings at Cummins Cogeneration Ltd. and Chongqing Cummins Engine Co., Ltd.
New Power Segment Results
The New Power segment designs, manufactures, sells and supports electrified power systems ranging from fully electric to hybrid along with innovative components and subsystems, including battery, fuel cell and hydrogen production technologies. The New Power segment is currently in the development phase with a primary focus on research and development activities for our power systems, components and subsystems. Financial data for the New Power segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 28,	June 30,	(Unfavorable)		June 28,	June 30,	(Unfavorable)
In millions	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Total external sales	$10	$8	$2	25%	$20	$11	$9	82%
Research, development and engineering expenses	24	24	—	—%	53	45	(8)	(18)%
Segment EBITDA	(38)	(33)	(5)	(15)%	(81)	(62)	(19)	(31)%

Reconciliation of Segment EBITDA to Net Income Attributable to Cummins Inc.
The table below reconciles the segment information to the corresponding amounts in the Condensed Consolidated Statements of Net Income:

	Three months ended		Six months ended
In millions	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
TOTAL SEGMENT EBITDA	$504	$1,025	$1,340	$2,068
Intersegment eliminations (1)	45	33	55	23
TOTAL EBITDA	549	1,058	1,395	2,091
Less:
Interest expense	23	29	46	61
Depreciation and amortization (2)	164	158	332	314
INCOME BEFORE INCOME TAXES	362	871	1,017	1,716
Less: Income tax expense	93	186	220	362
CONSOLIDATED NET INCOME	269	685	797	1,354
Less: Net (loss) income attributable to noncontrolling interest	(7)	10	10	16
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$276	$675	$787	$1,338

(1) Includes intersegment sales, intersegment profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses for the three and six months ended June 28, 2020 and June 30, 2019.

(2) Depreciation and amortization, as shown on a segment basis, excludes the amortization of debt discount and deferred costs included in the Condensed Consolidated Statements of Net Income as "Interest expense." The amortization of debt discount and deferred costs was $1 million and $1 million for the six months ended June 28, 2020 and June 30, 2019, respectively.

OUTLOOK
Our outlook reflects the following cash savings measures and challenges to our business, primarily with respect to the ongoing pandemic, that could impact our revenue and earnings potential for the remainder of 2020.
Cash Savings Measures
•We expect to realize annualized savings from prior restructuring and other actions of approximately $250 million to $300 million. Actions related to this restructuring were substantially complete at the end of March 2020.
•In response to the unknown duration and severity of COVID-19, we are taking the following additional temporary actions to manage the use of cash:
◦We are reducing our planned capital expenditures by 25 percent to between $500 million and $525 million for the year.
◦We implemented a tiered payroll cut across our workforce, which will end after September 30, 2020.
◦We suspended share repurchases during the second quarter of 2020.
Challenges
•We expect customer shutdowns and the impact of lower economic activity, driven by COVID-19, will negatively impact our results of operations, financial position and cash flows.
•Supply chain constraints related to COVID-19 will likely impact our revenues negatively and result in increased costs.
•In response to the pandemic we closed or slowed certain global manufacturing facilities in the first and second quarters. At the end of the second quarter our global manufacturing facilities had reopened; however, it is possible these facilities may be closed again in response to future outbreaks.
•We may close or restructure additional manufacturing and distribution facilities as we evaluate the appropriate size and structure of our manufacturing and distribution capacity, which could result in additional charges.
•In response to COVID-19, we will incur additional operating costs as we implement safety and sanitization procedures to protect our employees, customers, vendors and other stakeholders utilizing our facilities, which could limit our ability to further reduce operating costs.
•Due to the ongoing impact of COVID-19 and attempts to control its spread, we are expecting significantly weaker demand in a majority of our geographic markets and regions for the remainder of 2020.
•Uncertainty in the U.K. surrounding its ability to negotiate trade agreements as a sovereign country could have material negative impacts on our European operations in the long-term.
COVID-19
We expect the COVID-19 pandemic to negatively impact our financial performance. Because the magnitude and duration of the pandemic and its economic consequences are unclear, the pandemic’s impact on our performance is difficult to predict. The three principle areas we anticipate COVID-19 to negatively impact our financial performance are through its impact on customer demand, the impact on our ability to procure parts from suppliers and our ability to operate our manufacturing and distribution facilities.
Customer Demand – The majority of our major customers, including PACCAR, Navistar, Daimler and FCA experienced extended production shutdowns related to the pandemic in the second quarter. We expect customers to ramp up their production over time as they reopen their facilities. The speed at which customers increase production is highly uncertain and will be determined by supply chain constraints, market demand and government decisions to keep economies open.
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
Operations Impact - Our manufacturing and distribution locations are generally considered critical services and the majority of our facilities remain open to meet customer demand. In an effort to contain the spread of COVID-19, maintain the well-being of our employees, ensure compliance with governmental requirements or respond to declines in demand from customers, we closed or partially shut down certain office, manufacturing and distribution facilities around the world at the end of the first quarter and into the second quarter. We have taken, and will continue to take, a variety of steps to reduce the risk of employees contracting COVID-19 at work. These steps include social distancing, expanded cleaning and sanitization, adjusting work hours and temperature checks. All manufacturing and distribution facilities are now opened, but many of them are operating at reduced capacities and remain subject to future closure if deemed necessary for the safety of our employees or to comply with future government mandates.

LIQUIDITY AND CAPITAL RESOURCES
Key Working Capital and Balance Sheet Data
We fund our working capital with cash from operations and short-term borrowings, including commercial paper, when necessary. Various assets and liabilities, including short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. As a result, working capital is a prime focus of management's attention. Working capital and balance sheet measures are provided in the following table:

Dollars in millions	June 28, 2020	December 31, 2019
Working capital (1)	$2,918	$3,127
Current ratio	1.42	1.50
Accounts and notes receivable, net	$3,441	$3,670
Days' sales in receivables	73	58
Inventories	$3,655	$3,486
Inventory turnover	3.7	4.7
Accounts payable (principally trade)	$2,281	$2,534
Days' payable outstanding	66	58
Total debt	$3,841	$2,367
Total debt as a percent of total capital	32.1%	21.9%

(1) Working capital includes cash and cash equivalents.
Cash Flows
Cash and cash equivalents were impacted as follows:

	Six months ended
In millions	June 28, 2020	June 30, 2019	Change
Net cash provided by operating activities	$357	$1,220	$(863)
Net cash used in investing activities	(234)	(411)	177
Net cash provided by (used in) financing activities	460	(711)	1,171
Effect of exchange rate changes on cash and cash equivalents	39	(4)	43
Net increase in cash and cash equivalents	$622	$94	$528
Net cash provided by operating activities decreased $863 million for the six months ended June 28, 2020, versus the comparable period in 2019, primarily due to lower consolidated net income of $557 million, higher working capital requirements of $133 million and lower equity in income of investees, net of dividends of $81 million. During the first six months of 2020, the higher working capital requirements resulted in a cash outflow of $601 million compared to a cash outflow of $468 million in the comparable period in 2019, mainly due to lower accounts payable and accrued expenses and higher inventory as the result of much lower demand, partially offset by lower accounts and notes receivable as the result of significantly lower sales.
Net cash used in investing activities decreased $177 million for the six months ended June 28, 2020, versus the comparable period in 2019, primarily due to lower capital expenditures of $90 million and lower net acquisitions of marketable securities of $75 million.
Net cash provided by financing activities increased $1,171 million for the six months ended June 28, 2020, versus the comparable period in 2019, primarily due to higher net borrowings of commercial paper of $1,713 million, partially offset by higher repurchases of common stock of $450 million, lower net borrowings under short-term credit agreement of $53 million and higher dividend payments on common stock of $30 million.
The effect of exchange rate changes on cash and cash equivalents for the six months ended June 28, 2020, versus the comparable period in 2019, increased $43 million primarily due to favorable fluctuations in the British pound of $56 million, partially offset by unfavorable fluctuations in the Chinese renminbi and Indian rupee.

Sources of Liquidity
Cash provided by operations is typically our principal source of liquidity with $357 million generated in the six months ended June 28, 2020, although we had a net use of cash from operations of $22 million for the three months ended June 28, 2020, due to the impacts of the pandemic. Our sources of liquidity include:

	June 28, 2020
In millions	Total	U.S.	International	Primary location of international balances
Cash and cash equivalents	$1,751	$836	$915	Singapore, China, Mexico, Belgium, Australia
Marketable securities (1)	353	80	273	India
Total	$2,104	$916	$1,188
Available credit capacity
Revolving credit facilities (2)	$3,473
International and other uncommitted domestic credit facilities	$189

(1) The majority of marketable securities could be liquidated into cash within a few days.
(2) The five-year credit facility for $2.0 billion and the 364-day credit facility for $1.5 billion, maturing August 2023 and August 2020, respectively, are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. On May 1, 2020, we entered into an additional 364-day credit facility agreement that allows us to borrow up to $2.0 billion of senior unsecured funds at any time through April 30, 2021. This program does not backstop or increase our borrowing capacity for our commercial paper programs. At June 28, 2020, we had $2,027 million of commercial paper outstanding, which effectively reduced the available capacity under our revolving credit facilities to $3.5 billion.

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
Debt Facilities and Other Sources of Liquidity
On May 1, 2020, we entered into an additional 364-day credit facility agreement that allows us to borrow up to $2.0 billion of senior unsecured funds at any time through April 30, 2021. This program does not backstop or increase our borrowing capacity for our commercial paper programs. Amounts payable under this revolving credit facility will rank pro rata with all of our unsecured, unsubordinated indebtedness. Advances under the facility bear interest at (i) an alternate base rate or (ii) a rate equal to the adjusted LIBOR plus an applicable margin based on the credit ratings of our outstanding senior unsecured long-term debt. Based on our current long-term debt ratings, the applicable margin on adjusted LIBOR rate loans was 1.25 percent per annum as of June 28, 2020. Advances under the facility may be prepaid without premium or penalty, subject to customary breakage costs. This agreement includes various covenants, including, among others, maintaining a net debt to total capital leverage ratio of no more than 0.65 to 1.0.
We have access to committed credit facilities that total $5.5 billion, including a $1.5 billion 364-day facility that expires August 19, 2020, a $2.0 billion five-year facility that expires on August 22, 2023 and our new $2.0 billion 364-day facility that expires on April 30, 2021. We generally maintain credit facilities at the current or higher aggregate amounts by renewing or replacing these facilities at or before expiration. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and for general corporate purposes.
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
On April 14, 2020, we were approved for the Federal Reserve Bank of New York’s Commercial Paper Funding Facility (CPFF) program to assure access to the commercial paper funding markets during volatile credit market conditions. The CPFF was intended to provide a liquidity backstop to U.S. issuers of commercial paper through a special purpose vehicle (SPV). The facility allows us, based on our current short-term credit rating, to issue three-month unsecured commercial paper at a rate equal to a + 110 basis point spread over the three-month overnight index swap rate on the date of issuance. The maximum amount of commercial paper that we may issue at any time through this program is $1.5 billion less the total principal amount of all other outstanding commercial paper that we have issued. We retain full access to our Board authorized $3.5 billion commercial paper program, as reduced by any amounts issued under this facility. The SPV is currently scheduled to cease purchasing commercial paper on March 17, 2021. As of June 28, 2020, we issued $230 million of commercial paper under the CPFF program.
At June 28, 2020, we had $2.0 billion of commercial paper outstanding, which effectively reduced the available capacity under our revolving credit facilities to $3.5 billion.
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
Uses of Cash
Stock Repurchases
In December 2019, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the 2018 repurchase plan. In October 2018, the Board authorized the acquisition of up to $2.0 billion of additional common stock. In the first six months of 2020, we made the following purchases under the 2018 stock repurchase program:

In millions, except per share amounts	Shares Purchased	Average Cost Per Share	Total Cost of Repurchases	Remaining Authorized Capacity (1)
March 29	3.5	$156.90	$550	$85
June 28	—	—	—	85
Total	3.5	156.90	$550

(1) The remaining authorized capacity under these plans was calculated based on the cost to purchase the shares but excludes commission expenses in accordance with the authorized plan.

We suspended share repurchases during the second quarter of 2020 to conserve cash.
Dividends
In July 2020, the Board voted to maintain the third quarter dividend payment at $1.311 per share.
We paid dividends of $388 million during the six months ended June 28, 2020.
Restructuring Actions
In November 2019, we announced our intentions to reduce our global workforce in response to the continued deterioration in our global markets in the second half of 2019, as well as expected reductions in orders in most U.S. and international markets in 2020. In the fourth quarter of 2019, we began executing restructuring actions, primarily in the form of voluntary and involuntary employee separation programs. We incurred a charge of $119 million ($90 million after-tax) in the fourth quarter of 2019 for these actions which impacted approximately 2,300 employees. We expect to incur an additional $29 million in cash payments during the remainder of 2020. See Note 14, "RESTRUCTURING ACTIONS," to the Condensed Consolidated Financial Statements, for additional information.
Capital Expenditures
Capital expenditures, including spending on internal use software, for the six months ended June 28, 2020, were $173 million versus $276 million in the comparable period in 2019. While we continue to make targeted investments, we reduced our planned 2020 spending (previously estimated at $675 million to $700 million) in response to the weaker outlook for global growth due to the impact of COVID-19. We plan to spend an estimated $500 million to $525 million in 2020 on capital expenditures, excluding internal use software, with approximately 40 percent of these expenditures expected to be invested outside of the U.S. In addition, we plan to spend an estimated $50 million to $60 million on internal use software in 2020.

Pensions
Our global pension plans, including our unfunded and non-qualified plans, were 113 percent funded at December 31, 2019. Our U.S. defined benefit plan, which represents approximately 53 percent of the worldwide pension obligation, was 133 percent funded, and our U.K. defined benefit plan was 109 percent funded. The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans. In the first six months of 2020, the investment loss on our U.S. pension trust was 0.2 percent while our U.K. pension trust gain was 10.3 percent. Investment performance in both trusts was negatively affected by the global recession and its impact on capital markets. Approximately 74 percent of our pension plan assets are held in highly liquid investments such as fixed income and equity securities. The remaining 26 percent of our plan assets are held in less liquid, but market valued investments, including real estate, private equity, venture capital, opportunistic credit and insurance contracts. During the remainder of 2020, we anticipate making $13 million in additional defined benefit pension contributions in the U.K. and $12 million in contributions to our U.S. non-qualified benefit plans. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2020 annual net periodic pension cost to approximate $102 million.
Current Maturities of Short and Long-Term Debt
We had $2.0 billion of commercial paper outstanding at June 28, 2020, that matures in less than one year. The maturity schedule of our existing long-term debt does not require significant cash outflows until 2023 when our 3.65% senior notes are due. Required annual long-term debt principal payments range from $22 million to $524 million over the next five years (including the remainder of 2020). See Note 9, "DEBT," to the Condensed Consolidated Financial Statements for additional information.
Credit Ratings
In June of 2020, Moody's Investors Service, Inc. reviewed and reaffirmed our credit rating and stable outlook. Our ratings and outlook from each of the credit rating agencies as of the date of filing are shown in the table below.

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

Management's Assessment of Liquidity
Despite the global recession and volatility in the capital markets due to the pandemic, our financial condition and liquidity remain strong. Our solid balance sheet and credit ratings enable us to have ready access to credit and the capital markets. We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities. We believe our existing cash and marketable securities, operating cash flow and increased revolving credit facilities provide us with the financial flexibility needed to fund working capital, targeted capital expenditures, dividend payments, projected pension obligations and debt service obligations through 2020 and beyond. We continue to generate cash from operations on a year-to-date basis and maintain access to our expanded revolving credit facilities and commercial paper programs as noted above.

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
A discussion of our critical accounting estimates may be found in the “Management’s Discussion and Analysis” section of our 2019 Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.” Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first six months of 2020.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 28, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The coronavirus disease of 2019 (COVID-19) pandemic has triggered a significant downturn in our markets globally and these challenging market conditions could continue for an extended period of time. Most global economies have slowed, with much uncertainty as to when these markets will recover. If any or all of these major markets were to endure a sustained slowdown or recession due to the impacts of the COVID-19 pandemic, other public health crises, epidemics or pandemics or otherwise decline, it could have a material adverse effect on our results of operations, financial condition and cash flows.
Our manufacturing and supply chain abilities may be materially and adversely impacted by an extended shutdown or disruption of our operations due to the COVID-19 pandemic which could materially and adversely affect our results of operations, financial condition and cash flows.
The outbreak of COVID-19 spread throughout the world and became a global pandemic with the resultant economic impacts evolving into a worldwide recession. The pandemic triggered a significant downturn in our markets globally and these challenging market conditions could continue for an extended period of time. In an effort to contain the spread of COVID-19, maintain the well-being of our employees and stakeholders, match the reduced demand from our customers and in accordance with governmental requirements, we closed or partially shut down certain office, manufacturing and distribution facilities around the world in March 2020. These closures expanded and continued into the second quarter of 2020. Most of our manufacturing and distribution facilities were open early in the second quarter of 2020, although operating at reduced capacities, while many of our global office buildings remained closed throughout the second quarter. While the impacts of the pandemic and the resulting global recession are expected to be temporary, the duration of the production and supply chain disruptions, and related financial impacts, cannot be estimated at this time. Should the reduced manufacturing and distribution capacities continue for an extended period of time or worsen, the impact on our production and supply chain could have a material adverse effect on our results of operations, financial condition and cash flows.
We are vulnerable to supply shortages from single-sourced suppliers, including suppliers that may be impacted by the COVID-19 pandemic, and any delay in receiving critical supplies could have a material adverse effect on our results of operations, financial condition and cash flows.
During 2019, we single sourced approximately 19 percent of the total types of parts in our product designs, compared to approximately 20 percent in 2018. Any delay in our suppliers' deliveries may adversely affect our operations at multiple manufacturing locations, forcing us to seek alternative supply sources to avoid serious disruptions. Delays may be caused by factors affecting our suppliers (including the COVID-19 pandemic, capacity constraints, labor disputes, economic downturns, availability of credit or impaired financial condition), suppliers' allocations to other purchasers, weather emergencies, natural disasters, or acts of war or terrorism. In particular, if the COVID-19 pandemic continues and results in extended periods of travel, commercial and other restrictions, we could continue to incur global supply disruptions. Any extended delay in receiving critical supplies could impair our ability to deliver products to our customers and have a material adverse effect on our results of operations, financial condition and cash flows.
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
We are conducting a formal internal review of our emission certification process and compliance with emission standards with respect to our pick-up truck applications and are working with the EPA and CARB, as well as the Department of Justice (DOJ) and SEC, to address their questions about these applications. The results of this formal review and regulatory and government agency processes, or the discovery of any noncompliance issues, could have a material adverse impact on our results of operations and cash flows.
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
The COVID-19 pandemic created disruptions and turmoil in global credit and financial markets and ongoing impacts could have a material adverse effect on our results of operations, financial condition and cash flows.
The COVID-19 pandemic created disruptions and turmoil in the global credit and financial markets and made it more difficult and costly for us to access capital on favorable terms to meet our liquidity needs. The disruptions to the global credit and financial markets could also have material negative impacts on business operations and financial positions of our customers and suppliers, which may negatively impact our orders, sales and supply chain. If the impacts of the COVID-19 pandemic on global credit and financial markets continue, or worsen, it could negatively impact our business, along with the financial condition of our customers and suppliers, and it could have a material adverse impact on our results of operations, financial condition and cash flows.
Government actions to stabilize credit markets and financial institutions or other industries may not be effective.
The U.S. government recently enacted legislation, and created several programs, to help preserve and stabilize credit markets and financial institutions and restore liquidity, including the Emergency Economic Stabilization Act of 2008, the Federal Reserve’s Commercial Paper Funding Facility (CPFF) and Money Market Investor Funding Facility and the Federal Deposit Insurance Corporation’s (FDIC) Temporary Liquidity Guarantee Program. There is no assurance that these programs will have beneficial effects in the credit markets or on general economic conditions, will address credit or liquidity issues of companies that participate in the programs or will reduce volatility or uncertainty in the financial markets. The failure of these programs to have their intended effects could have a material adverse effect on the financial markets and economies in general, which in turn could have a material adverse effect on our financial condition and cash flows. To the extent that we participate in these programs or other programs, there is no assurance that we will continue to be eligible or qualify to participate or that such programs will remain available for sufficient periods of time or on acceptable terms to benefit us, and the expiration of such programs could have unintended material adverse effects on us. Further, as a condition to participating in any such program, we may need to accept terms and limitations that could adversely affect us in other ways.
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
We manufacture, sell and service products globally and rely upon a global supply chain to deliver the raw materials, components, systems and parts that we need to manufacture and service our products. Changes in government policies on foreign trade and investment can affect the demand for our products and services, cause non-U.S. customers to shift preferences toward domestically manufactured or branded products and impact the competitive position of our products or prevent us from being able to sell products in certain countries. Our business benefits from free trade agreements, such as the new United States-Mexico-Canada Agreement and the U.S. trade relationship with China, Brazil and France and efforts to withdraw from, or substantially modify such agreements or arrangements, in addition to the implementation of more restrictive trade policies, such as more detailed inspections, higher tariffs (including, but not limited to, additional tariffs on the import of steel or aluminum), import or export licensing requirements, exchange controls or new barriers to entry, could adversely impact our production costs, customer demand and our relationships with customers and suppliers. Any of these consequences could have a material adverse effect on our results of operations, financial condition and cash flows.
A slowdown in infrastructure development and/or depressed commodity prices could adversely affect our business.
Infrastructure development and strong commodity prices have been significant drivers of our historical growth, but as the pace of investment in infrastructure slowed in recent years (especially in China and Brazil), commodity prices were significantly lower and demand for our products in off-highway markets was weak. Weakness in commodity prices, including any negative impacts on commodity prices such as oil, gas and coal, adversely impacted mining industry participants’ demand for vehicles and equipment that contain our engines and other products over the past several years. Continued deterioration in infrastructure and commodities markets, including the impacts from COVID-19, could adversely affect our customers’ demand for vehicles and equipment and, as a result, could adversely affect our business.
The U.K.’s exit from the European Union (EU) could materially and adversely impact our results of operations, financial condition and cash flows.
On January 31, 2020, the U.K. exited from the EU (BREXIT). Additionally, the results of the U.K.’s BREXIT has caused, and may continue to cause, volatility in global stock markets, currency exchange rate fluctuations and global economic uncertainty. Although it is unknown what the terms of the U.K.’s future relationship with the EU will be, it is possible that there will be higher tariffs or greater restrictions on imports and exports between the U.K. and the EU and increased regulatory complexities. The effects of BREXIT will depend on any agreements the U.K. makes to retain access to EU markets either during a transitional period or on a permanent basis. These measures could potentially disrupt our supply chain, including delays of imports and exports, limited access to human capital within some of the target markets and jurisdictions in which we operate and adverse changes to tax benefits or liabilities in these or other jurisdictions. In addition, BREXIT could lead to legal uncertainty and potentially divergent national laws and regulations, including with respect to emissions and similar certifications granted to us by the EU, as the U.K. determines which EU laws to replace or replicate. Any of these effects of BREXIT, among others, could have a material adverse impact on our results of operations, financial condition and cash flows.
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
In particular, our continued success will depend in part on our ability to retain the talents and dedication of key employees. If key employees terminate their employment or become ill as a result of the COVID-19 pandemic or otherwise, our business activities may be adversely affected and our management team’s attention may be diverted. In addition, we may not be able to locate suitable replacements for any key employees who leave.
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
Part of our strategic plan is to improve our revenue growth, gross margins and earnings by exploring the repositioning of our portfolio of product line offerings through the pursuit of potential strategic acquisitions and/or divestitures to provide future strategic, financial and operational benefits and improve shareholder value. There can be no assurance that we will be able to identify suitable candidates or consummate these transactions on favorable terms. The successful identification and completion of any strategic transaction depends on a number of factors that are not entirely within our control, including the availability of suitable candidates and our ability to negotiate terms acceptable to all parties involved, conclude satisfactory agreements and obtain all necessary regulatory approvals. Accordingly, we may not be able to successfully negotiate and complete specific transactions. The exploration, negotiation and consummation of strategic transactions may involve significant expenditures by us, which may adversely affect our results of operations at the time such expenses are incurred, and may divert management’s attention from our existing business. Strategic transactions also may have adverse effects on our existing business relationships with suppliers and customers.If required, the financing for strategic acquisitions could result in an increase in our indebtedness, dilute the interests of our shareholders or both. Any acquisition may not be accretive to us for a significant period of time following the completion of such acquisition. Also, our ability to effectively integrate any potential acquisition into our existing business and culture may not be successful, which could jeopardize future financial and operational performance for the combined businesses. In addition, if an acquisition results in any additional goodwill or increase in other intangible assets on our balance sheet and subsequently becomes impaired, we would be required to record a non-cash impairment charge, which could result in a material adverse effect on our financial condition.Similarly, any strategic divestiture of a product line or business may reduce our revenue and earnings, reduce the diversity of our business, result in substantial costs and expenses and cause disruption to our employees, customers, vendors and communities in which we operate.
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
During the fourth quarter of 2019 and continuing into 2020 we are undertaking cost reduction actions and announced restructuring initiatives to respond to the slowdown in our global markets. As we implement these initiatives, we may not realize anticipated savings or other benefits from one or more of the initiatives in the amounts or within the time periods we expect. Other events or circumstances, such as implementation difficulties and delays or unexpected costs, may occur which could result in us not realizing our targeted cost reductions. We are also subject to the risks of negative publicity and business disruption in connection with our restructuring and other cost reduction initiatives. If we are unable to realize the expected savings or benefits from these initiatives, certain aspects of our business may be adversely affected. If we experience any of these circumstances or otherwise fail to realize the anticipated savings or benefits from our restructuring and cost reduction initiatives, our results of operations could be materially and adversely affected.
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
Our businesses establish prices with our customers in accordance with contractual time frames; however, the timing of material and commodity market price increases may prevent us from passing these additional costs on to our customers through timely pricing actions. Additionally, higher material and commodity costs around the world may offset our efforts to reduce our cost structure. While we customarily enter into financial transactions and contractual pricing adjustment provisions with our customers that attempt to address some of these risks (notably with respect to copper, platinum and palladium), there can be no assurance that commodity price fluctuations will not adversely affect our results of operations and cash flows. In addition, while the use of commodity price hedging instruments and contractual pricing adjustments may provide us with some protection from adverse fluctuations in commodity prices, by utilizing these instruments, we potentially forego the benefits that might result from favorable fluctuations in price. As a result, higher material and commodity costs, as well as hedging these commodity costs during periods of decreasing prices, could result in declining margins.
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
Significant declines in future financial and stock market conditions, particularly those related to the global recession due to the COVID-19 pandemic, could diminish our pension plan asset performance and adversely impact our results of operations, financial condition and cash flow.
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

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
March 30 - May 3	—	$—	—	88,555
May 4 - May 31	—	—	—	87,933
June 1 - June 28	—	—	—	84,503
Total	—	—	—

(1) Shares purchased represent shares under the Board authorized share repurchase program.
(2) These values reflect the sum of shares held in loan status under our Key Employee Stock Investment Plan. The repurchase program authorized by the Board does not limit the number of shares that may be purchased and was excluded from this column. The dollar value remaining available for future purchases under the 2018 program at June 28, 2020, was $85 million.

In December 2019, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the 2018 repurchase plan. In October 2018, the Board authorized the acquisition of up to $2.0 billion of additional common stock. During the three months ended June 28, 2020, we did not repurchase any common stock under the 2018 authorization.
During the three months ended June 28, 2020, we did not repurchase any shares of common stock from employees in connection with the Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock on an installment basis up to an established credit limit. Loans are issued for five-year terms at a fixed interest rate established at the date of purchase and may be refinanced after their initial five-year period for an additional five-year period. Participants must hold shares for a minimum of six months from date of purchase. If the shares are sold before the loan is paid off, the employee must wait six months before another share purchase may be made. We hold participants’ shares as security for the loans and would, in effect, repurchase shares if the participant defaulted in repayment of the loan. There is no maximum amount of shares that we may purchase under this plan. Effective May 1, 2020, we no longer repurchase shares of common stock associated with participants' sales. Shares are now sold as open-market transactions via a third-party broker.
ITEM 3.  Defaults Upon Senior Securities
Not applicable.
ITEM 4.  Mine Safety Disclosures
Not applicable.
ITEM 5.  Other Information
Not applicable.
ITEM 6. Exhibits
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.
CUMMINS INC.
EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1
364-Day Credit Agreement, dated as of May 1, 2020, by and among Cummins Inc., the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Cummins Inc. with the Securities and Exchange Commission on May 4, 2020 (File No. 001-04949)).

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
* Filed with this quarterly report on Form 10-Q are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Net Income for the three and six months ended June 28, 2020 and June 30, 2019, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 28, 2020 and June 30, 2019, (iii) the Condensed Consolidated Balance Sheets at June 28, 2020 and December 31, 2019, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 28, 2020 and June 30, 2019, (v) the Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 28, 2020 and June 30, 2019 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cummins Inc.
Date:	July 28, 2020

	By:	/s/ MARK A. SMITH	By:	/s/ CHRISTOPHER C. CLULOW
		Mark A. Smith		Christopher C. Clulow
		Vice President and Chief Financial Officer		Vice President-Corporate Controller
		(Principal Financial Officer)		(Principal Accounting Officer)