Form 10-Q
period 2020-09-27
CUMMINS INC
filed 2020-10-27
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 27, 2020

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

As of September 27, 2020, there were 148,006,581 shares of common stock outstanding with a par value of $2.50 per share.

CUMMINS INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION
ITEM 1.  Condensed Consolidated Financial Statements

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(Unaudited)

	Three months ended		Nine months ended
In millions, except per share amounts	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
NET SALES (a) (Note 3)	$5,118	$5,768	$13,981	$17,993
Cost of sales	3,769	4,274	10,448	13,326
GROSS MARGIN	1,349	1,494	3,533	4,667
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	533	600	1,549	1,822
Research, development and engineering expenses	224	242	651	730
Equity, royalty and interest income from investees (Note 5)	98	68	342	256
Other operating expense, net	(20)	(21)	(35)	(25)
OPERATING INCOME	670	699	1,640	2,346
Interest income	4	14	15	38
Interest expense	25	26	71	87
Other income, net	37	68	119	174
INCOME BEFORE INCOME TAXES	686	755	1,703	2,471
Income tax expense (Note 6)	182	139	402	501
CONSOLIDATED NET INCOME	504	616	1,301	1,970
Less: Net income (loss) attributable to noncontrolling interests	3	(6)	13	10
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$501	$622	$1,288	$1,960

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
Basic	$3.39	$3.99	$8.69	$12.50
Diluted	$3.36	$3.97	$8.65	$12.45

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	147.9	155.9	148.3	156.8
Dilutive effect of stock compensation awards	1.0	0.7	0.6	0.6
Diluted	148.9	156.6	148.9	157.4

(a) Includes sales to nonconsolidated equity investees of $311 million and $906 million for the three and nine months ended September 27, 2020, compared with $280 million and $882 million for the comparable periods in 2019.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Nine months ended
In millions	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
CONSOLIDATED NET INCOME	$504	$616	$1,301	$1,970
Other comprehensive income (loss), net of tax (Note 13)
Change in pension and other postretirement defined benefit plans	16	6	34	2
Foreign currency translation adjustments	111	(182)	(62)	(197)
Unrealized gain (loss) on derivatives	18	(29)	(63)	(40)
Total other comprehensive income (loss), net of tax	145	(205)	(91)	(235)
COMPREHENSIVE INCOME	649	411	1,210	1,735
Less: Comprehensive income (loss) attributable to noncontrolling interests	13	(11)	1	8
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUMMINS INC.	$636	$422	$1,209	$1,727

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except par value	September 27, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$2,967	$1,129
Marketable securities (Note 7)	345	341
Total cash, cash equivalents and marketable securities	3,312	1,470
Accounts and notes receivable, net
Trade and other	3,291	3,387
Nonconsolidated equity investees	337	283
Inventories (Note 8)	3,470	3,486
Prepaid expenses and other current assets	652	761
Total current assets	11,062	9,387
Long-term assets
Property, plant and equipment	8,753	8,699
Accumulated depreciation	(4,666)	(4,454)
Property, plant and equipment, net	4,087	4,245
Investments and advances related to equity method investees	1,418	1,237
Goodwill	1,288	1,286
Other intangible assets, net	990	1,003
Pension assets	1,010	1,001
Other assets	1,713	1,578
Total assets	$21,568	$19,737

LIABILITIES
Current liabilities
Accounts payable (principally trade)	$2,597	$2,534
Loans payable (Note 9)	129	100
Commercial paper (Note 9)	316	660
Accrued compensation, benefits and retirement costs	433	560
Current portion of accrued product warranty (Note 10)	646	803
Current portion of deferred revenue (Note 3)	540	533
Other accrued expenses (Note 11)	990	1,039
Current maturities of long-term debt (Note 9)	58	31
Total current liabilities	5,709	6,260
Long-term liabilities
Long-term debt (Note 9)	3,609	1,576
Pensions and other postretirement benefits	571	591
Accrued product warranty (Note 10)	635	645
Deferred revenue (Note 3)	837	821
Other liabilities (Note 11)	1,566	1,379
Total liabilities	$12,927	$11,272

Commitments and contingencies (Note 12)

EQUITY
Cummins Inc. shareholders’ equity
Common stock, $2.50 par value, 500 shares authorized, 222.5 and 222.4 shares issued	$2,385	$2,346
Retained earnings	15,118	14,416
Treasury stock, at cost, 74.4 and 71.7 shares	(7,696)	(7,225)
Common stock held by employee benefits trust, at cost, 0.0 and 0.2 shares	—	(2)
Accumulated other comprehensive loss (Note 13)	(2,107)	(2,028)
Total Cummins Inc. shareholders’ equity	7,700	7,507
Noncontrolling interests	941	958
Total equity	$8,641	$8,465
Total liabilities and equity	$21,568	$19,737
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
In millions	September 27, 2020	September 29, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$1,301	$1,970
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	499	493
Deferred income taxes	(7)	(14)
Equity in income of investees, net of dividends	(136)	(44)
Pension and OPEB expense (Note 4)	81	56
Pension contributions and OPEB payments (Note 4)	(102)	(130)
Stock-based compensation expense	22	37
Restructuring payments (Note 14)	(100)	—
Gain on corporate owned life insurance	(50)	(64)
Foreign currency remeasurement and transaction exposure	(7)	(54)
Changes in current assets and liabilities, net of acquisitions
Accounts and notes receivable	47	(101)
Inventories	(50)	(62)
Other current assets	73	48
Accounts payable	109	(3)
Accrued expenses	(236)	(74)
Changes in other liabilities	208	168
Other, net	(72)	117
Net cash provided by operating activities	1,580	2,343

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(268)	(395)
Investments in internal use software	(33)	(50)
Investments in and advances to equity investees	(30)	(16)
Acquisitions of businesses, net of cash acquired (Note 15)	—	(237)
Investments in marketable securities—acquisitions	(422)	(367)
Investments in marketable securities—liquidations (Note 7)	408	296
Cash flows from derivatives not designated as hedges	(15)	(86)
Other, net	23	26
Net cash used in investing activities	(337)	(829)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings (Note 9)	1,999	10
Net (payments) borrowings of commercial paper	(344)	122
Payments on borrowings and finance lease obligations	(41)	(47)
Net borrowings under short-term credit agreements	6	53
Distributions to noncontrolling interests	(26)	(33)
Dividend payments on common stock	(582)	(562)
Repurchases of common stock	(550)	(806)
Other, net	102	65
Net cash provided by (used in) financing activities	564	(1,198)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	31	(59)
Net increase in cash and cash equivalents	1,838	257
Cash and cash equivalents at beginning of year	1,129	1,303
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,967	$1,560

 The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Three months ended
In millions, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Common Stock Held in Trust	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT JUNE 28, 2020	$556	$1,797	$14,811	$(7,729)	$(1)	$(2,242)	$7,192	$938	$8,130
Net income			501				501	3	504
Other comprehensive income, net of tax (Note 13)						135	135	10	145
Employee benefits trust activity		5			1		6	—	6
Cash dividends on common stock, $1.311 per share			(194)				(194)	—	(194)
Distributions to noncontrolling interests							—	(13)	(13)
Stock-based awards		13		33			46	—	46
Other shareholder transactions		14					14	3	17
BALANCE AT SEPTEMBER 27, 2020	$556	$1,829	$15,118	$(7,696)	$—	$(2,107)	$7,700	$941	$8,641

BALANCE AT JUNE 30, 2019	$556	$1,751	$13,897	$(6,082)	$(4)	$(1,840)	$8,278	$918	$9,196
Net income			622				622	(6)	616
Other comprehensive loss, net of tax (Note 13)						(200)	(200)	(5)	(205)
Employee benefits trust activity		6			1		7	—	7
Repurchases of common stock				(706)			(706)	—	(706)
Cash dividends on common stock, $1.311 per share			(204)				(204)	—	(204)
Distributions to noncontrolling interests							—	(20)	(20)
Stock-based awards		1		4			5	—	5
Other shareholder transactions		8					8	56	64
BALANCE AT SEPTEMBER 29, 2019	$556	$1,766	$14,315	$(6,784)	$(3)	$(2,040)	$7,810	$943	$8,753
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Nine months ended
In millions, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Common Stock Held in Trust	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2019	$556	$1,790	$14,416	$(7,225)	$(2)	$(2,028)	$7,507	$958	$8,465
Adoption of new accounting standards (Note 17)			(4)				(4)	—	(4)
Net income			1,288				1,288	13	1,301
Other comprehensive loss, net of tax (Note 13)						(79)	(79)	(12)	(91)
Issuance of common stock		10					10	—	10
Employee benefits trust activity		27			2		29	—	29
Repurchases of common stock				(550)			(550)	—	(550)
Cash dividends on common stock, $3.933 per share			(582)				(582)	—	(582)
Distributions to noncontrolling interests							—	(26)	(26)
Stock-based awards		(1)		79			78	—	78
Other shareholder transactions		3					3	8	11
BALANCE AT SEPTEMBER 27, 2020	$556	$1,829	$15,118	$(7,696)	$—	$(2,107)	$7,700	$941	$8,641

BALANCE AT DECEMBER 31, 2018	$556	$1,715	$12,917	$(6,028)	$(5)	$(1,807)	$7,348	$911	$8,259
Net income			1,960				1,960	10	1,970
Other comprehensive loss, net of tax (Note 13)						(233)	(233)	(2)	(235)
Issuance of common stock		2					2	—	2
Employee benefits trust activity		26			2		28	—	28
Repurchases of common stock				(806)			(806)	—	(806)
Cash dividends on common stock, $3.591 per share			(562)				(562)	—	(562)
Distributions to noncontrolling interests							—	(33)	(33)
Stock-based awards		(2)		50			48	—	48
Other shareholder transactions		25					25	57	82
BALANCE AT SEPTEMBER 29, 2019	$556	$1,766	$14,315	$(6,784)	$(3)	$(2,040)	$7,810	$943	$8,753

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
NOTE 2. BASIS OF PRESENTATION
Interim Condensed Financial Statements
The unaudited Condensed Consolidated Financial Statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations, financial position and cash flows. All such adjustments are of a normal recurring nature. The Condensed Consolidated Financial Statements were prepared in accordance with accounting principles in the United States of America (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP were condensed or omitted as permitted by such rules and regulations.
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
Reclassifications
Certain amounts for prior year periods were reclassified to conform to the current year presentation.
COVID-19
The outbreak of the coronavirus disease of 2019 (COVID-19) spread throughout the world and became a global pandemic with the resultant economic impacts evolving into a worldwide recession. The pandemic triggered a significant downturn in our markets globally, which continued to unfavorably impact market conditions through the end of the third quarter and these challenging market conditions could continue for an extended period of time. In an effort to contain the spread of COVID-19, maintain the well-being of our employees and stakeholders, match the reduced demand from our customers and in accordance with governmental requirements, we closed or partially shut down certain office, manufacturing, distribution and technical center facilities around the world in March 2020. Although most of our manufacturing, distribution and technical center facilities re-opened early in the second quarter of 2020, many operated at reduced capacities and most of our global office buildings remained closed through the third quarter.
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
The global market downturn, closures and limitations on movement related to COVID-19 are expected to be temporary, however, the duration of the production and supply chain disruptions, and related financial impacts, cannot be estimated at this time. This uncertainty could have an impact on certain estimates used in the preparation of our third quarter financial results.

Reporting Period
Our reporting period usually ends on the Sunday closest to the last day of the quarterly calendar period. The third quarters of 2020 and 2019 ended on September 27 and September 29, respectively. Our fiscal year ends on December 31, regardless of the day of the week on which December 31 falls.
Weighted-Average Diluted Shares Outstanding
The weighted-average diluted common shares outstanding exclude the anti-dilutive effect of certain stock options. The options excluded from diluted earnings per share were as follows:

	Three months ended		Nine months ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Options excluded	2,405	874,604	858,651	631,042

NOTE 3. REVENUE RECOGNITION
Long-term Contracts
Most of our contracts are for a period of less than one year. We have certain long-term maintenance agreements, construction contracts and extended warranty coverage arrangements that span a period in excess of one year. The aggregate amount of the transaction price for long-term maintenance agreements and construction contracts allocated to performance obligations that had not been satisfied as of September 27, 2020, was $900 million. We expect to recognize the related revenue of $172 million over the next 12 months and $728 million over periods up to 10 years. See Note 10, "PRODUCT WARRANTY LIABILITY," for additional disclosures on extended warranty coverage arrangements. Our other contracts generally are for a duration of less than one year, include payment terms that correspond to the timing of costs incurred when providing goods and services to our customers or represent sales-based royalties.
Deferred and Unbilled Revenue
The following is a summary of our unbilled and deferred revenue and related activity:

In millions	September 27, 2020	December 31, 2019
Unbilled revenue	$79	$68
Deferred revenue, primarily extended warranty	1,377	1,354
We recognized revenue of $84 million and $290 million for the three and nine months ended September 27, 2020, compared with $79 million and $282 million for the comparable periods in 2019, that was included in the deferred revenue balance at the beginning of each year. We did not record any impairment losses on our unbilled revenues during the three and nine months ended September 27, 2020 or September 29, 2019.
Disaggregation of Revenue
Consolidated Revenue
The table below presents our consolidated sales by geographic area. Net sales attributed to geographic areas were based on the location of the customer.

	Three months ended		Nine months ended
In millions	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
United States	$2,805	$3,414	$7,522	$10,461
China	705	481	2,037	1,698
India	166	185	406	643
Other international	1,442	1,688	4,016	5,191
Total net sales	$5,118	$5,768	$13,981	$17,993

Segment Revenue
Engine segment external sales by market were as follows:

	Three months ended		Nine months ended
In millions	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Heavy-duty truck	$486	$635	$1,226	$2,112
Medium-duty truck and bus	389	525	1,177	1,765
Light-duty automotive	502	451	975	1,216
Total on-highway	1,377	1,611	3,378	5,093
Off-highway	240	211	755	786
Total sales	$1,617	$1,822	$4,133	$5,879

Distribution segment external sales by region were as follows:

	Three months ended		Nine months ended
In millions	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
North America	$1,126	$1,373	$3,409	$4,139
Asia Pacific	195	224	577	667
Europe	153	135	424	380
China	74	82	242	264
Africa and Middle East	47	60	136	170
India	42	46	101	142
Russia	41	33	126	113
Latin America	37	48	108	134
Total sales	$1,715	$2,001	$5,123	$6,009

Distribution segment external sales by product line were as follows:

	Three months ended		Nine months ended
In millions	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Parts	$719	$796	$2,155	$2,464
Power generation	415	466	1,166	1,292
Service	303	376	926	1,109
Engines	278	363	876	1,144
Total sales	$1,715	$2,001	$5,123	$6,009

Components segment external sales by business were as follows:

	Three months ended		Nine months ended
In millions	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Emission solutions	$612	$660	$1,576	$2,144
Filtration	260	249	715	771
Turbo technologies	163	151	463	522
Automated transmissions	90	146	215	451
Electronics and fuel systems	76	47	223	167
Total sales	$1,201	$1,253	$3,192	$4,055

Power Systems segment external sales by product line were as follows:

	Three months ended		Nine months ended
In millions	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Power generation	$334	$372	$827	$1,060
Industrial	167	227	477	704
Generator technologies	66	84	191	266
Total sales	$567	$683	$1,495	$2,030

NOTE 4. PENSIONS AND OTHER POSTRETIREMENT BENEFITS
We sponsor funded and unfunded domestic and foreign defined benefit pension and other postretirement benefit (OPEB) plans. Contributions to these plans were as follows:

	Three months ended		Nine months ended
In millions	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Defined benefit pension contributions	$11	$33	$77	$110
OPEB payments, net	9	5	25	20
Defined contribution pension plans	18	23	70	80

During the remainder of 2020, we anticipate making $7 million in additional defined benefit pension contributions in the U.K. and $7 million in contributions to our U.S. non-qualified benefit plans. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2020 annual net periodic pension cost to approximate $102 million.
The components of net periodic pension and OPEB costs under our plans were as follows:

	Pension
	U.S. Plans		U.K. Plans		OPEB
	Three months ended
In millions	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Service cost	$33	$29	$8	$6	$—	$—
Interest cost	24	27	8	10	2	3
Expected return on plan assets	(49)	(47)	(19)	(16)	—	—
Amortization of prior service cost	—	—	1	—	—	—
Recognized net actuarial loss	10	4	9	3	—	—
Net periodic benefit cost	$18	$13	$7	$3	$2	$3

	Pension
	U.S. Plans		U.K. Plans		OPEB
	Nine months ended
In millions	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Service cost	$100	$87	$22	$19	$—	$—
Interest cost	71	81	26	32	5	8
Expected return on plan assets	(146)	(142)	(56)	(52)	—	—
Amortization of prior service cost	1	1	2	1	—	—
Recognized net actuarial loss	30	12	26	9	—	—
Net periodic benefit cost	$56	$39	$20	$9	$5	$8

NOTE 5. EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES
Equity, royalty and interest income from investees included in our Condensed Consolidated Statements of Net Income for the reporting periods was as follows:

	Three months ended			Nine months ended
In millions	September 27, 2020		September 29, 2019	September 27, 2020		September 29, 2019
Manufacturing entities
Beijing Foton Cummins Engine Co., Ltd.	$30		$15	$81		$56
Dongfeng Cummins Engine Company, Ltd.	20		10	54		40
Chongqing Cummins Engine Company, Ltd.	7		10	27		32
All other manufacturers	22	(1)	21	100	(1)(2)	76
Distribution entities
Komatsu Cummins Chile, Ltda.	6		6	23		19
All other distributors	1		1	1		—
Cummins share of net income	86		63	286		223
Royalty and interest income	12		5	56		33
Equity, royalty and interest income from investees	$98		$68	$342		$256

(1) Includes impairment charges of $10 million and $13 million for the three and nine months ended September 27, 2020, respectively, for a joint venture in the Power Systems segment.
(2) Includes $37 million in adjustments related to tax changes within India's 2020-2021 Union Budget of India (India Tax Law Change) passed in March 2020. See NOTE 6, "INCOME TAXES" for additional information on India Tax Law Change.

NOTE 6. INCOME TAXES
Our effective tax rates for the three and nine months ended September 27, 2020, were 26.5 percent and 23.6 percent, respectively.
The three months ended September 27, 2020, contained unfavorable discrete items of $31 million, or $0.21 per share, consisting of $17 million of changes in tax reserves, $8 million of provision to return adjustments relating to tax returns filed for 2019 and $6 million of net other discrete items.
The nine months ended September 27, 2020, contained $27 million, or $0.18 per share, of unfavorable net discrete tax items, primarily due to $34 million of unfavorable changes in tax reserves and $8 million of provision to return adjustments, partially offset by $15 million of favorable tax changes within India's 2020-2021 Union Budget of India (India Tax Law Change) passed in March of 2020. The India Tax Law Change eliminated the dividend distribution tax and replaced it with a lower rate withholding tax as the burden shifted from the dividend payor to the dividend recipient for a net favorable income statement impact of $35 million.
The India Tax Law Change resulted in the following adjustments to the Condensed Consolidated Statements of Net Income for the nine months ended September 27, 2020:

In millions	Favorable (Unfavorable)
Equity, royalty and interest income from investees	$37
Income tax expense (1)	17
Less: Net income attributable to noncontrolling interests	(19)
Net income statement impact	$35

(1) The adjustment to "Income tax expense" includes $15 million of discrete items.

Our effective tax rates for the three and nine months ended September 29, 2019, were 18.4 percent and 20.3 percent, respectively. The three months ended September 29, 2019, contained favorable discrete items of $23 million, or $0.14 per share, of favorable net discrete tax items, primarily due to withholding taxes and provision to return adjustments. The nine months ended September 27, 2020, contained $30 million, or $0.19 per share, of favorable net discrete tax items, primarily due to withholding taxes and provision to return adjustments.

NOTE 7. MARKETABLE SECURITIES
A summary of marketable securities, all of which were classified as current, was as follows:

	September 27, 2020			December 31, 2019
In millions	Cost	Gross unrealized gains/(losses)(1)	Estimated fair value	Cost	Gross unrealized gains/(losses)(1)	Estimated fair value
Equity securities
Debt mutual funds	$167	$5	$172	$180	$3	$183
Certificates of deposit	151	—	151	133	—	133
Equity mutual funds	18	3	21	19	4	23
Bank debentures	—	—	—	1	—	1
Debt securities	1	—	1	1	—	1
Total marketable securities	$337	$8	$345	$334	$7	$341

(1) Unrealized gains and losses for debt securities are recorded in other comprehensive income while unrealized gains and losses for equity securities are recorded in "Other income, net" in our Condensed Consolidated Statements of Net Income.

All debt securities are classified as available-for-sale. All marketable securities presented use a Level 2 fair value measure. The fair value of Level 2 securities is estimated using actively quoted prices for similar instruments from brokers and observable inputs where available, including market transactions and third-party pricing services, or net asset values provided to investors. We do not currently have any Level 3 securities, and there were no transfers between Level 2 or 3 during the nine months ended September 27, 2020 or the year ended December 31, 2019.

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
The proceeds from sales and maturities of marketable securities were as follows:

	Nine months ended
In millions	September 27, 2020	September 29, 2019
Proceeds from sales of marketable securities	$283	$179
Proceeds from maturities of marketable securities	125	117
Investments in marketable securities - liquidations	$408	$296

NOTE 8. INVENTORIES
Inventories are stated at the lower of cost or market. Inventories included the following:

In millions	September 27, 2020	December 31, 2019
Finished products	$2,182	$2,214
Work-in-process and raw materials	1,416	1,395
Inventories at FIFO cost	3,598	3,609
Excess of FIFO over LIFO	(128)	(123)
Total inventories	$3,470	$3,486

NOTE 9. DEBT
Loans Payable and Commercial Paper
Loans payable, commercial paper and the related weighted-average interest rates were as follows:

In millions	September 27, 2020		December 31, 2019
Loans payable (1)	$129		$100
Commercial paper	316	(2)	660	(3)

(1) Loans payable consist primarily of notes payable to various domestic and international financial institutions. It is not practicable to aggregate these notes and calculate a quarterly weighted-average interest rate.

(2) The weighted-average interest rate, inclusive of all brokerage fees, was 0.03 percent at September 27, 2020. This includes $116 million of borrowings under the EUR program that were at a negative weighted-average interest rate of 0.27 percent and $200 million of borrowings under the U.S. program at a weighted-average rate of 0.20 percent.

(3) The weighted-average interest rate, inclusive of all brokerage fees, was 1.82 percent at December 31, 2019. All borrowings were at positive interest rates.

We can issue up to $3.5 billion of unsecured, short-term promissory notes (commercial paper) pursuant to the Board of Directors (the Board) authorized commercial paper programs. The programs facilitate the private placement of unsecured short-term debt through third-party brokers. We intend to use the net proceeds from the commercial paper borrowings for general corporate purposes.
On April 14, 2020, we were approved for the Federal Reserve Bank of New York’s Commercial Paper Funding Facility (CPFF) program to assure access to the commercial paper funding markets during volatile credit market conditions. The CPFF was intended to provide a liquidity backstop to U.S. issuers of commercial paper through a special purpose vehicle (SPV). The facility allows us, based on our current short-term credit rating, to issue three-month unsecured commercial paper at a rate equal to a +110 basis point spread over the three-month overnight index swap rate on the date of issuance. The maximum amount of commercial paper that we may issue at any time through this program is $1.5 billion less the total principal amount of all other outstanding commercial paper that we have issued. We retain full access to our Board authorized $3.5 billion commercial paper program, as reduced by any amounts issued under this facility. The SPV is currently scheduled to cease purchasing commercial paper on March 17, 2021. At September 27, 2020, there were no outstanding borrowings under the CPFF program.
Revolving Credit Facilities
On August 19, 2020, we entered into an amended and restated 364-day credit agreement that allows us to borrow up to $1.5 billion of unsecured funds at any time prior to August 18, 2021. This credit agreement amends and restates the prior $1.5 billion 364-day credit facility that matured on August 19, 2020.
On August 24, 2020, we terminated our 364-day credit facility that had been entered into on May 1, 2020, concurrent with the $2 billion bond issuance on August 24, 2020, described below.
We have access to committed credit facilities that total $3.5 billion, including the new $1.5 billion 364-day facility that expires August 18, 2021 and our $2.0 billion five-year facility that expires on August 22, 2023. We maintain credit facilities at the current or higher aggregate amounts by renewing or replacing these facilities at or before expiration. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and for general corporate purposes.
At September 27, 2020, the $316 million of outstanding commercial paper effectively reduced the $3.5 billion of revolving credit capacity to $3.2 billion.

At September 27, 2020, we also had an additional $191 million available for borrowings under our international and other domestic credit facilities.
Long-term Debt
On August 24, 2020, we issued $2 billion aggregate principal amount of senior unsecured notes consisting of $500 million aggregate principal amount of 0.75% senior unsecured notes due in 2025, $850 million aggregate principal amount of 1.50% senior unsecured notes due in 2030 and $650 million aggregate principal amount of 2.60% senior unsecured notes due in 2050. We received net proceeds of $1.98 billion. The senior unsecured notes pay interest semi-annually on March 1 and September 1, commencing on March 1, 2021. The indenture governing the senior unsecured notes contains covenants that, among other matters, limit (i) our ability to consolidate or merge into, or sell, assign, convey, lease, transfer or otherwise dispose of all or substantially all of our and our subsidiaries' assets to another person, (ii) our and certain of our subsidiaries' ability to create or assume liens and (iii) our and certain of our subsidiaries' ability to engage in sale and leaseback transactions.
A summary of long-term debt was as follows:

In millions	Interest Rate	September 27, 2020	December 31, 2019
Long-term debt
Senior notes, due 2023(1)	3.65%	$500	$500
Senior notes, due 2025	0.75%	500	—
Debentures, due 2027	6.75%	58	58
Debentures, due 2028	7.125%	250	250
Senior notes, due 2030	1.50%	850	—
Senior notes, due 2043	4.875%	500	500
Senior notes, due 2050	2.60%	650	—
Debentures, due 2098(2)	5.65%	165	165
Other debt		130	59
Unamortized discount and deferred issuance costs		(73)	(50)
Fair value adjustments due to hedge on indebtedness		50	35
Finance leases		87	90
Total long-term debt		3,667	1,607
Less: Current maturities of long-term debt		58	31
Long-term debt		$3,609	$1,576

(1) In June and July 2020, we settled our February 2014 interest rate swap. See "Interest Rate Risk" below for additional information.
(2) The effective interest rate is 7.48%.
Principal payments required on long-term debt during the next five years are as follows:

In millions	2020	2021	2022	2023	2024
Principal payments	$38	$51	$29	$525	$22

Interest Rate Risk
In the first half of 2020, we entered into additional interest rate lock agreements to reduce the variability of the cash flows of the interest payments on a total of $500 million of fixed rate debt forecast to be issued in 2023 to replace our senior notes at maturity. We recorded a net gain of $17 million and net loss of $52 million in "Other comprehensive income" for the three and nine months ended September 27, 2020, respectively.

In June and July of 2020, we settled our February 2014 interest rate swap, which previously converted our $500 million debt issue, due in 2023, from fixed rate to floating rate based on a LIBOR spread. We will amortize the $24 million gain realized upon settlement over the remaining three year term of related debt.
Fair Value of Debt
Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair values and carrying values of total debt, including current maturities, were as follows:

In millions	September 27, 2020	December 31, 2019
Fair value of total debt (1)	$4,532	$2,706
Carrying value of total debt	4,112	2,367

(1) The fair value of debt is derived from Level 2 inputs.

NOTE 10. PRODUCT WARRANTY LIABILITY
A tabular reconciliation of the product warranty liability, including the deferred revenue related to our extended warranty coverage and accrued product campaigns, was as follows:

	Nine months ended
In millions	September 27, 2020	September 29, 2019
Balance, beginning of year	$2,389	$2,208
Provision for base warranties issued	277	360
Deferred revenue on extended warranty contracts sold	172	254
Provision for product campaigns issued	27	163
Payments made during period	(424)	(431)
Amortization of deferred revenue on extended warranty contracts	(169)	(174)
Changes in estimates for pre-existing product warranties	(41)	(16)
Foreign currency translation and other	(6)	(9)
Balance, end of period	$2,225	$2,355

We recognized supplier recoveries of $5 million and $16 million for the three and nine months ended September 27, 2020, compared with $3 million and $64 million for the comparable periods in 2019.
Warranty related deferred revenues and warranty liabilities on our Condensed Consolidated Balance Sheets were as follows:

In millions	September 27, 2020	December 31, 2019	Balance Sheet Location
Deferred revenue related to extended coverage programs
Current portion	$249	$227	Current portion of deferred revenue
Long-term portion	695	714	Deferred revenue
Total	$944	$941

Product warranty
Current portion	$646	$803	Current portion of accrued product warranty
Long-term portion	635	645	Accrued product warranty
Total	$1,281	$1,448

Total warranty accrual	$2,225	$2,389

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

The campaigns launched in the third quarter of 2018 are being completed in phases across the affected population. The total engine system campaign charge, excluding supplier recoveries, was $410 million. At September 27, 2020, the remaining accrual balance was $157 million.
NOTE 11. SUPPLEMENTAL BALANCE SHEET DATA
Other accrued expenses included the following:

In millions	September 27, 2020	December 31, 2019
Marketing accruals	$220	$176
Other taxes payable	203	228
Current portion of operating lease liabilities	133	131
Income taxes payable	102	52
Other	332	452
Other accrued expenses	$990	$1,039
Other liabilities included the following:

In millions	September 27, 2020	December 31, 2019
Operating lease liabilities	$322	$370
Deferred income taxes	301	306
One-time transition tax	293	293
Accrued compensation	185	206
Mark-to-market valuation on interest rate locks	81	12
Other long-term liabilities	384	192
Other liabilities	$1,566	$1,379

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
Guarantees and Commitments
Periodically, we enter into guarantee arrangements, including guarantees of non-U.S. distributor financings, residual value guarantees on equipment under operating leases and other miscellaneous guarantees of joint ventures or third-party obligations. At September 27, 2020, the maximum potential loss related to these guarantees was $40 million.
We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. At September 27, 2020, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $37 million. Most of these arrangements enable us to secure supplies of critical components. We do not currently anticipate paying any penalties under these contracts.
We enter into physical forward contracts with suppliers of platinum and palladium to purchase certain volumes of the commodities at contractually stated prices for various periods, which generally fall within two years. At September 27, 2020, the total commitments under these contracts were $30 million. These arrangements enable us to guarantee the prices of these commodities, which otherwise are subject to market volatility.
We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance. These performance bonds and other performance-related guarantees were $94 million at September 27, 2020.
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

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS
Following are the changes in accumulated other comprehensive income (loss) by component for the three months ended:

In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at June 28, 2020	$(716)	$(1,436)	$(90)	$(2,242)
Other comprehensive income before reclassifications
Before-tax amount	—	101	23	124	$10	$134
Tax benefit (expense)	—	—	(5)	(5)	—	(5)
After-tax amount	—	101	18	119	10	129
Amounts reclassified from accumulated other comprehensive income (loss)(1)	16	—	—	16	—	16
Net current period other comprehensive income (loss)	16	101	18	135	$10	$145
Balance at September 27, 2020	$(700)	$(1,335)	$(72)	$(2,107)

Balance at June 30, 2019	$(675)	$(1,156)	$(9)	$(1,840)
Other comprehensive income (loss) before reclassifications
Before-tax amount	—	(177)	(39)	(216)	$(5)	$(221)
Tax benefit (expense)	—	—	8	8	—	8
After-tax amount	—	(177)	(31)	(208)	(5)	(213)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	6	—	2	8	—	8
Net current period other comprehensive income (loss)	6	(177)	(29)	(200)	$(5)	$(205)
Balance at September 29, 2019	$(669)	$(1,333)	$(38)	$(2,040)

(1) Amounts are net of tax. Reclassifications out of accumulated other comprehensive income (loss) and the related tax effects are immaterial for separate disclosure.

Following are the changes in accumulated other comprehensive income (loss) by component for the nine months ended:

In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on derivatives		Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at December 31, 2019	$(734)	$(1,285)	$(9)		$(2,028)
Other comprehensive income (loss) before reclassifications
Before-tax amount	(19)	(54)	(75)		(148)	$(12)	$(160)
Tax benefit (expense)	5	4	16		25	—	25
After-tax amount	(14)	(50)	(59)		(123)	(12)	(135)
Amounts reclassified from accumulated other comprehensive loss(1)	48	—	(4)		44	—	44
Net current period other comprehensive income (loss)	34	(50)	(63)	(2)	(79)	$(12)	$(91)
Balance at September 27, 2020	$(700)	$(1,335)	$(72)		$(2,107)

Balance at December 31, 2018	$(671)	$(1,138)	$2		$(1,807)
Other comprehensive income (loss) before reclassifications
Before-tax amount	(22)	(194)	(47)		(263)	$(2)	$(265)
Tax benefit (expense)	5	(1)	11		15	—	15
After-tax amount	(17)	(195)	(36)		(248)	(2)	(250)
Amounts reclassified from accumulated other comprehensive loss(1)	19	—	(4)		15	—	15
Net current period other comprehensive income (loss)	2	(195)	(40)		(233)	$(2)	$(235)
Balance at September 29, 2019	$(669)	$(1,333)	$(38)		$(2,040)

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
The table below summarizes the activity and balance of accrued restructuring, which is included in "Other accrued expenses" in our Condensed Consolidated Balance Sheets:

In millions	Restructuring Accrual
Balance at December 31, 2019	$116
Cash payments	(100)
Change in estimate	(6)
Balance at September 27, 2020	$10

NOTE 15. ACQUISITION
The Hydrogenics Corporation acquisition for the nine months ended September 29, 2019 was as follows:

Entity Acquired (Dollars in millions)	Date of Acquisition	Additional Percent Interest Acquired	Payments to Former Owners	Total Purchase Consideration	Type of Acquisition(1)	Goodwill Acquired	Intangibles Recognized(2)	Net Sales Previous Fiscal Year Ended
2019
Hydrogenics Corporation	9/09/19	81%	$235	$235	COMB	$161	$161	$34

(1) The newly consolidated entity was accounted for as business combinations (COMB) and was included in the New Power segment on the date of acquisition.
(2) Intangible assets acquired in the business combination were mostly technology and customer related, the majority of which will be amortized over a period of up to 20 years from the date of the acquisition.

Hydrogenics Corporation
On September 9, 2019, we acquired an 81 percent interest in Hydrogenics Corporation for total consideration of $235 million. The Hydrogen Company, a wholly-owned subsidiary of L’Air Liquide, S.A., maintains a 19 percent noncontrolling interest in Hydrogenics Corporation of $56 million, based on the publicly traded share price of Hydrogenics at the acquisition date, which was representative of its fair value. We accounted for the transaction as a business combination and included it in the New Power segment in the third quarter of 2019. We assigned this business to our New Power reporting unit, which included both our electrified power and fuel cell businesses, for goodwill impairment purposes. As of December 31, 2019, our purchase accounting was complete. The intangible assets will be amortized over periods ranging from 3 to 20 years. The final purchase price allocation was as follows:

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
Customer relationship assets represent the value of the long-term strategic relationship the business has with its significant customers. The assets were valued using an income approach, specifically the multi-period excess earnings method, which identifies an estimated stream of revenues and expenses for a particular group of assets from which deductions of portions of the projected economic benefits, attributable to assets other than the subject asset (contributory assets), are deducted in order to isolate the prospective earnings of the subject asset. Key assumptions are expected revenue, related expenses, the estimated remaining useful life and the discount rate. These assets are each being amortized over 15 to 20 years. Annual amortization of the intangible assets for the next five years was expected to approximate $8 million.
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
We use EBITDA (defined as earnings or losses before interest expense, income taxes, depreciation and amortization and noncontrolling interests) as the primary basis for the CODM to evaluate the performance of each of our reportable operating segments. We believe EBITDA is a useful measure of our operating performance as it assists investors and debt holders in comparing our performance on a consistent basis without regard to financing methods, capital structure, income taxes or depreciation and amortization methods, which can vary significantly depending upon many factors. Segment amounts exclude certain expenses not specifically identifiable to segments.
The accounting policies of our operating segments are the same as those applied in our Condensed Consolidated Financial Statements. We prepared the financial results of our operating segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. We allocate certain common costs and expenses, primarily corporate functions, among segments differently than we would for stand-alone financial information prepared in accordance with GAAP. These include certain costs and expenses of shared services, such as information technology, human resources, legal, finance and supply chain management. We do not allocate gains or losses of corporate owned life insurance to individual segments. EBITDA may not be consistent with measures used by other companies.

Summarized financial information regarding our reportable operating segments for the three months ended is shown in the table below:

In millions	Engine	Distribution	Components	Power Systems	New Power	Total Segments	Intersegment Eliminations (1)	Total
Three months ended September 27, 2020
External sales	$1,617	$1,715	$1,201	$567	$18	$5,118	$—	$5,118
Intersegment sales	495	6	340	414	—	1,255	(1,255)	—
Total sales	2,112	1,721	1,541	981	18	6,373	(1,255)	5,118
Research, development and engineering expenses	72	9	64	53	26	224	—	224
Equity, royalty and interest income (loss) from investees	74	13	13	—	(2)	98	—	98
Interest income	1	1	1	1	—	4	—	4
EBITDA	382	182	261	101	(40)	886	(10)	876
Depreciation and amortization (2)	51	30	47	32	5	165	—	165

Three months ended September 29, 2019
External sales	$1,822	$2,001	$1,253	$683	$9	$5,768	$—	$5,768
Intersegment sales	594	3	397	443	—	1,437	(1,437)	—
Total sales	2,416	2,004	1,650	1,126	9	7,205	(1,437)	5,768
Research, development and engineering expenses	79	7	73	58	25	242	—	242
Equity, royalty and interest income from investees	34	12	9	13	—	68	—	68
Interest income	5	4	2	3	—	14	—	14
EBITDA	341	186	286	158	(36)	935	23	958
Depreciation and amortization (2)	50	29	67	29	2	177	—	177

(1) Includes intersegment sales, intersegment profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses for the three months ended September 27, 2020 and September 29, 2019.

(2) Depreciation and amortization, as shown on a segment basis, excludes the amortization of debt discount and deferred costs included in the Condensed Consolidated Statements of Net Income as "Interest expense." A portion of depreciation expense is included in "Research, development and engineering expenses."

Summarized financial information regarding our reportable operating segments for the nine months ended is shown in the table below:

In millions	Engine	Distribution	Components	Power Systems	New Power	Total Segments	Intersegment Eliminations (1)	Total
Nine months ended September 27, 2020
External sales	$4,133	$5,123	$3,192	$1,495	$38	$13,981	$—	$13,981
Intersegment sales	1,560	17	1,001	1,147	—	3,725	(3,725)	—
Total sales	5,693	5,140	4,193	2,642	38	17,706	(3,725)	13,981
Research, development and engineering expenses	217	20	187	148	79	651	—	651
Equity, royalty and interest income (loss) from investees	236	45	46	18	(3)	342	—	342
Interest income	6	3	3	3	—	15	—	15
EBITDA	897	500	681	269	(121)	2,226	45	2,271
Depreciation and amortization(2)	155	91	142	96	13	497	—	497

Nine months ended September 29, 2019
External sales	$5,879	$6,009	$4,055	$2,030	$20	$17,993	$—	$17,993
Intersegment sales	1,893	24	1,302	1,376	—	4,595	(4,595)	—
Total sales	7,772	6,033	5,357	3,406	20	22,588	(4,595)	17,993
Research, development and engineering expenses	245	21	223	171	70	730	—	730
Equity, royalty and interest income from investees	152	35	30	39	—	256	—	256
Interest income	13	12	6	7	—	38	—	38
EBITDA	1,195	529	908	469	(98)	3,003	46	3,049
Depreciation and amortization(2)	151	86	160	88	6	491	—	491

(1) Includes intersegment sales, intersegment profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses for the nine months ended September 27, 2020 and September 29, 2019.

(2) Depreciation and amortization, as shown on a segment basis, excludes the amortization of debt discount and deferred costs included in the Condensed Consolidated Statements of Net Income as "Interest expense." The amortization of debt discount and deferred costs was $2 million and $2 million for the nine months ended September 27, 2020 and September 29, 2019, respectively. A portion of depreciation expense is included in "Research, development and engineering expenses."

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Net Income is shown in the table below:

	Three months ended		Nine months ended
In millions	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Total EBITDA	$876	$958	$2,271	$3,049
Less:
Depreciation and amortization	165	177	497	491
Interest expense	25	26	71	87
Income before income taxes	$686	$755	$1,703	$2,471

NOTE 17. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In August 2018, the Financial Accounting Standards Board (FASB) issued a new standard that aligns the accounting for implementation costs incurred in a cloud computing arrangement accounted for as a service contract with the model currently used for internal use software costs. Under the new standard, costs that meet certain criteria will be required to be capitalized on the balance sheet and subsequently amortized over the term of the hosting arrangement. We adopted the standard on January 1, 2020, on a prospective basis as allowed by the standard. The adoption is not expected to have a material impact on our Condensed Consolidated Financial Statements.
On January 1, 2020, we adopted the new FASB standard related to accounting for credit losses on financial instruments. This standard introduces new guidance for accounting for credit losses on instruments including trade receivables and held-to-maturity debt securities. The standard requires entities to record a cumulative effect adjustment to the statement of financial position. We recorded a net decrease to opening retained earnings of $4 million, net of tax, as of January 1, 2020, due to the cumulative impact of adopting the new standard. The impact to any individual financial statement line item as a result of applying the new standard, as compared to the old standard, was not material for the nine months ended September 27, 2020.
In March 2020, the FASB amended its standard to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendment allows entities to elect not to apply certain modification accounting requirements to contracts affected by reference rate reform if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. These expedients would apply to interest rate locks. The guidance was effective upon issuance and expires after December 31, 2022. The amendment did not have an effect on our Condensed Consolidated Financial Statements at September 27, 2020. We are still evaluating which contracts will be impacted by reference rate reform, but the expedients will allow us to make permitted changes prior to the expiration of the amendments without resulting in an impact to our Consolidated Financial Statements.

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
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION
Certain parts of this quarterly report contain forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that are based on current expectations, estimates and projections about the industries in which we operate and management’s beliefs and assumptions. Forward-looking statements are generally accompanied by words such as "anticipates," "expects," "forecasts," "intends," "plans," "believes," "seeks," "estimates," "could," "should" or words of similar meaning. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which we refer to as "future factors," which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Some future factors that could cause our results to differ materially from the results discussed in such forward-looking statements are discussed below and shareholders, potential investors and other readers are urged to consider these future factors carefully in evaluating forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. Future factors that could affect the outcome of forward-looking statements include the following:
•market slowdown due to the impacts from the COVID-19 pandemic, other public health crises, epidemics or pandemics;
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
COVID-19 Update
The outbreak of COVID-19 spread throughout the world and became a global pandemic with the resultant economic impacts evolving into a worldwide recession. The pandemic triggered a significant downturn in our markets globally, which continued to unfavorably impact market conditions through the end of the third quarter and these challenging market conditions could continue for an extended period of time. In an effort to contain the spread of COVID-19, maintain the well-being of our employees and stakeholders, match the reduced demand from our customers and in accordance with governmental requirements, we closed or partially shut down certain office, manufacturing, distribution and technical center facilities around the world in March 2020. Although most of our manufacturing, distribution and technical center facilities re-opened early in the second quarter of 2020, many operated at reduced capacities and most of our global office buildings remained closed through the third quarter. While the impacts of the pandemic and the resulting global recession are expected to be temporary, the duration of the production and supply chain disruptions, and related financial impacts, cannot be estimated at this time. Should the reduced manufacturing and distribution capacities continue for an extended period of time or worsen, the impact on our production and supply chain could have a material adverse effect on our results of operations, financial condition and cash flows. Our Board of Directors (the Board) continues to monitor and evaluate all of these factors along with the continuing impacts of the COVID-19 pandemic on our business and operations.
2020 Results
Our results for the first nine months of 2020 were significantly impacted by COVID-19, which caused manufacturing and supplier plant closures in China in early 2020 and other targeted shut-downs beginning in late March 2020 in response to both customer plant closures and government actions to slow the spread of the virus. Plants closed in China during the first quarter were reopened in late March 2020; however, additional plants and distribution locations around the world were shut down or working at reduced capacities early in the second quarter. Although these actions did not have a material effect on our results of operations in the first quarter, they materially impacted our second quarter and continued to affect third quarter results, and we expect them to continue to impact our results of operations, financial condition and cash flows throughout the remainder of 2020.
Worldwide revenues decreased 11 percent in the three months ended September 27, 2020, compared to the same period in 2019, due to lower demand in all major operating segments and most geographic regions of the world as we experienced the anticipated 2020 down cycle in most of our markets and the continuing economic impacts of COVID-19. Net sales in the U.S. and Canada declined 18 percent, primarily due to COVID-19 impacts resulting in decreased demand in North American on-highway markets, which also negatively impacted our emission solutions and automated transmissions businesses and reduced sales in our distribution product lines. International demand (excludes the U.S. and Canada) was flat as lower sales in most geographic regions was offset by increased demand in China and a $44 million value added tax (VAT) recovery approved by the Brazilian tax authorities. Excluding the VAT recovery, the decrease in international sales was principally due to lower off-highway demand (mainly international mining markets, construction markets in Western Europe and Asia Pacific and oil and gas markets in China, partially offset by higher construction markets in China), lower demand for power generation equipment, reduced demand in all distribution product lines and unfavorable foreign currency impacts of 1 percent of international sales (primarily the Brazilian real), partially offset by higher demand in on-highway markets (mainly light commercial vehicle (LCV) and heavy-duty truck in China), which also positively impacted our emission solutions, electronics and fuel systems and turbo technologies businesses.
Worldwide revenues decreased 22 percent in the nine months ended September 27, 2020, compared to the same period in 2019, as we experienced lower demand in all major operating segments and all geographic regions, except China, due to the economic impacts of COVID-19 and the anticipated 2020 down cycle in most of our related markets. Net sales in the U.S. and Canada declined 28 percent, primarily due to COVID-19 impacts resulting in decreased demand in the North American on-highway markets, which also negatively impacted our emission solutions, automated transmissions and turbo technologies businesses, reduced sales in our distribution product lines, decreased demand for power generation equipment and lower demand in off-highway markets (especially construction and oil and gas). International demand (excludes the U.S. and Canada) declined by 14 percent, with lower sales in all geographic regions except China and a $44 million VAT recovery. The decrease in international sales was principally due to COVID-19 impacts resulting in lower off-highway demand (mainly international mining markets, construction markets in Western Europe and Asia Pacific, oil and gas markets in China and international marine markets, partially offset by higher construction market demand in China), decreased demand in on-highway markets (mainly medium-duty truck markets), which also negatively impacted our turbo technologies and emission solutions businesses, lower demand for power generation equipment, reduced demand in all distribution product lines and unfavorable foreign currency impacts of 2 percent of international sales (primarily the Chinese renminbi, Brazilian real, Australian dollar and Euro), partially offset by higher demand in the off-highway construction and the heavy-duty constructions markets in China.

The following tables contain sales and EBITDA (defined as earnings or losses before interest expense, income taxes, depreciation and amortization and noncontrolling interests) by operating segment for the three and nine months ended September 27, 2020 and September 29, 2019. See the section titled "OPERATING SEGMENT RESULTS" for a more detailed discussion of net sales and EBITDA by operating segment including the reconciliation of segment EBITDA to net income attributable to Cummins Inc.

	Three months ended
Operating Segments	September 27, 2020			September 29, 2019			Percent change
		Percent			Percent		2020 vs. 2019
In millions	Sales	of Total	EBITDA	Sales	of Total	EBITDA	Sales	EBITDA
Engine	$2,112	41%	$382	$2,416	42%	$341	(13)%	12%
Distribution	1,721	34%	182	2,004	35%	186	(14)%	(2)%
Components	1,541	30%	261	1,650	29%	286	(7)%	(9)%
Power Systems	981	19%	101	1,126	19%	158	(13)%	(36)%
New Power	18	—%	(40)	9	—%	(36)	100%	(11)%
Intersegment eliminations	(1,255)	(24)%	(10)	(1,437)	(25)%	23	(13)%	NM
Total	$5,118	100%	$876	$5,768	100%	$958	(11)%	(9)%

"NM" - not meaningful information

Net income attributable to Cummins was $501 million, or $3.36 per diluted share, on sales of $5.1 billion for the three months ended September 27, 2020, versus the comparable prior year period net income attributable to Cummins of $622 million, or $3.97 per diluted share, on sales of $5.8 billion. The decreases in net income and earnings per diluted share were driven by lower net sales, decreased gross margin, higher variable compensation expenses, a higher effective tax rate, the absence of a $35 million gain from unwinding derivative instruments recognized in the third quarter of 2019 and unfavorable foreign currency impacts (primarily in the Brazilian real), partially offset by prior restructuring actions and temporary salary reductions resulting in lower compensation expenses and increased equity, royalty and interest income from investees primarily in China (due to stronger demand for trucks and construction equipment.) The decrease in gross margin was primarily due to lower volumes and unfavorable foreign currency impacts (primarily in the Brazilian real), partially offset by prior restructuring actions and temporary salary reductions resulting in decreased compensation expenses, a $44 million VAT recovery and lower material costs. The increase in gross margin as a percentage of sales was primarily due to prior restructuring actions and temporary salary reductions resulting in decreased compensation expenses, a VAT recovery and lower material costs.

	Nine months ended
Operating Segments	September 27, 2020			September 29, 2019			Percent change
		Percent			Percent		2020 vs. 2019
In millions	Sales	of Total	EBITDA	Sales	of Total	EBITDA	Sales	EBITDA
Engine	$5,693	41%	$897	$7,772	43%	$1,195	(27)%	(25)%
Distribution	5,140	37%	500	6,033	34%	529	(15)%	(5)%
Components	4,193	30%	681	5,357	30%	908	(22)%	(25)%
Power Systems	2,642	19%	269	3,406	19%	469	(22)%	(43)%
New Power	38	—%	(121)	20	—%	(98)	90%	(23)%
Intersegment eliminations	(3,725)	(27)%	45	(4,595)	(26)%	46	(19)%	(2)%
Total	$13,981	100%	$2,271	$17,993	100%	$3,049	(22)%	(26)%

Net income attributable to Cummins was $1,288 million, or $8.65 per diluted share, on sales of $14.0 billion for the nine months ended September 27, 2020, versus the comparable prior year period net income attributable to Cummins of $1,960 million, or $12.45 per diluted share, on sales of $18.0 billion. The decreases in net income and earnings per diluted share were driven by lower net sales, decreased gross margin, a higher effective tax rate, the absence of a $35 million gain from unwinding derivative instruments recognized in the third quarter of 2019 and unfavorable foreign currency fluctuations (primarily the Brazilian real, Chinese renminbi and emerging market currencies), partially offset by prior restructuring actions, temporary salary reductions and lower variable compensation resulting in lower compensation expenses, increased equity, royalty and interest income from investees in China (due to stronger demand for trucks and construction equipment) and favorable adjustments related to India Tax Law Changes in March 2020. The decreases in gross margin and gross margin as a percentage of sales were primarily due to lower volumes and unfavorable mix, partially offset by prior restructuring actions, temporary salary reductions and lower variable compensation resulting in decreased compensation expenses, lower material costs, reduced warranty costs and a $44 million VAT recovery. Diluted earnings per common share for the nine months ended September 27, 2020, benefited $0.16 from fewer weighted-average shares outstanding, primarily due to the stock repurchase programs in the first quarter of 2020.
We generated $1,223 million and $1,580 million of cash from operations for the three and nine months ended September 27, 2020, compared to $1,123 million and $2,343 million for the comparable periods in 2019. Refer to the section titled "Cash Flows" in the "LIQUIDITY AND CAPITAL RESOURCES" section for a discussion of items impacting cash flows.
Our debt to capital ratio (total capital defined as debt plus equity) at September 27, 2020, was 32.2 percent, compared to 21.9 percent at December 31, 2019. The increase was primarily due to higher debt balances of $1,745 million since December 31, 2019, as the result of our August 2020 debt issuance. At September 27, 2020, we had $3.3 billion in cash and marketable securities on hand and access to our $3.5 billion credit facilities, if necessary, to meet currently anticipated working capital, investment and funding needs.
In the first half of 2020, we entered into additional interest rate lock agreements to reduce the variability of the cash flows of the interest payments on a total of $500 million of fixed rate debt forecast to be issued in 2023 to replace our senior notes at maturity.
In the first nine months of 2020, we purchased $550 million, or 3.5 million shares of common stock, which was all purchased in the first quarter of 2020.
On April 14, 2020, we were approved for the Federal Reserve Bank of New York's Commercial Paper Funding Facility to assure access to commercial paper funding during volatile market conditions. See NOTE 9, "DEBT" to the Condensed Consolidated Financial Statements for additional information.
In June and July of 2020, we settled our February 2014 interest rate swap, which previously converted our $500 million debt issue, due in 2023, from fixed rate to floating rate based on a LIBOR spread. We will amortize the $24 million gain realized upon settlement over the remaining three year term of related debt.
On August 19, 2020, we entered into an amended and restated 364-day credit agreement that allows us to borrow up to $1.5 billion of unsecured funds at any time prior to August 18, 2021. This credit agreement amends and restates the prior $1.5 billion 364-day credit facility that matured on August 19, 2020.
On August 24, 2020, we issued $2 billion aggregate principal amount of senior unsecured notes consisting of $500 million aggregate principal amount of 0.75% senior unsecured notes due in 2025, $850 million aggregate principal amount of 1.50% senior unsecured notes due in 2030 and $650 million aggregate principal amount of 2.60% senior unsecured notes due in 2050. We received net proceeds of $1.98 billion.

On August 24, 2020, we terminated our 364-day credit facility that had been entered into on May 1, 2020, concurrent with the $2 billion bond issuance on August 24, 2020.
In October 2020, the Board authorized an increase to our quarterly dividend of 3 percent from $1.311 per share to $1.35 per share.
In the first nine months of 2020, the investment gain on our U.S. pension trust was 2.7 percent while our U.K. pension trust gain was 7.9 percent. Investment performance year-to-date in both trusts is still recovering from the negative impacts of COVID-19 on capital markets. During the remainder of 2020, we anticipate making $7 million in additional defined benefit pension contributions in the U.K. and $7 million in contributions to our U.S. non-qualified benefit plans. We expect our 2020 annual net periodic pension cost to approximate $102 million.
As of the date of this filing, our credit ratings and outlooks from the credit rating agencies were confirmed, with the $2 billion bond issuance on August 24, 2020, and remain unchanged.

RESULTS OF OPERATIONS

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 27, 2020	September 29, 2019	(Unfavorable)		September 27, 2020	September 29, 2019	(Unfavorable)
In millions, except per share amounts			Amount	Percent			Amount	Percent
NET SALES	$5,118	$5,768	$(650)	(11)%	$13,981	$17,993	$(4,012)	(22)%
Cost of sales	3,769	4,274	505	12%	10,448	13,326	2,878	22%
GROSS MARGIN	1,349	1,494	(145)	(10)%	3,533	4,667	(1,134)	(24)%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	533	600	67	11%	1,549	1,822	273	15%
Research, development and engineering expenses	224	242	18	7%	651	730	79	11%
Equity, royalty and interest income from investees	98	68	30	44%	342	256	86	34%
Other operating expense, net	(20)	(21)	1	5%	(35)	(25)	(10)	(40)%
OPERATING INCOME	670	699	(29)	(4)%	1,640	2,346	(706)	(30)%
Interest income	4	14	(10)	(71)%	15	38	(23)	(61)%
Interest expense	25	26	1	4%	71	87	16	18%
Other income, net	37	68	(31)	(46)%	119	174	(55)	(32)%
INCOME BEFORE INCOME TAXES	686	755	(69)	(9)%	1,703	2,471	(768)	(31)%
Income tax expense	182	139	(43)	(31)%	402	501	99	20%
CONSOLIDATED NET INCOME	504	616	(112)	(18)%	1,301	1,970	(669)	(34)%
Less: Net income (loss) attributable to noncontrolling interests	3	(6)	(9)	NM	13	10	(3)	(30)%
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$501	$622	$(121)	(19)%	$1,288	$1,960	$(672)	(34)%
Diluted Earnings Per Common Share Attributable to Cummins Inc.	$3.36	$3.97	$(0.61)	(15)%	$8.65	$12.45	$(3.80)	(31)%

"NM" - not meaningful information

	Three months ended		Favorable/ (Unfavorable)	Nine months ended		Favorable/ (Unfavorable)
	September 27, 2020	September 29, 2019		September 27, 2020	September 29, 2019
Percent of sales			Percentage Points			Percentage Points
Gross margin	26.4%	25.9%	0.5	25.3%	25.9%	(0.6)
Selling, general and administrative expenses	10.4%	10.4%	—	11.1%	10.1%	(1.0)
Research, development and engineering expenses	4.4%	4.2%	(0.2)	4.7%	4.1%	(0.6)

Net Sales
Net sales for the three months ended September 27, 2020, decreased by $650 million versus the comparable period in 2019. The primary drivers were as follows:
•Engine segment sales decreased 13 percent due to lower volumes in the North American heavy-duty truck and medium-duty truck and bus markets, partially offset by increased light-commercial vehicle demand in China and Brazil.
•Distribution segment sales decreased 14 percent due to lower demand in all product lines.
•Power Systems segment sales decreased 13 percent primarily due to reduced industrial market demand in international mining markets and oil and gas markets in China and lower demand in power generation markets in India and North America.
•Components segment sales decreased 7 percent largely due to lower demand in North America, partially offset by higher demand in China.
•Unfavorable foreign currency fluctuations of 1 percent of total sales, primarily in the Brazilian real.
These decreases were partially offset by a $44 million VAT recovery.

Net sales for the nine months ended September 27, 2020, decreased $4,012 million versus the comparable period in 2019. The primary drivers were as follows:
•Engine segment sales decreased 27 percent due to lower volumes in all North American on-highway markets.
•Components segment sales decreased 22 percent largely due to lower demand in North America and Western Europe, partially offset by higher demand in China.
•Distribution segment sales decreased 15 percent due to lower demand in all product lines.
•Power Systems segment sales decreased 22 percent primarily due to reduced industrial demand in international mining markets and oil and gas market in China and lower demand in power generation markets in North America and India.
•Unfavorable foreign currency fluctuations of 1 percent of total sales, primarily in the Chinese renminbi, Brazilian real, Australian dollar and Euro.
These decreases were partially offset by a $44 million VAT recovery.
Sales to international markets (excluding the U.S. and Canada), based on location of customers, for the three and nine months ended September 27, 2020, were 41 percent and 42 percent of total net sales compared with 37 percent and 38 percent of total net sales for the comparable periods in 2019. A more detailed discussion of sales by segment is presented in the “OPERATING SEGMENT RESULTS” section.
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
Gross Margin
Gross margin decreased $145 million for the three months ended September 27, 2020 and increased 0.5 points as a percentage of sales, versus the comparable period in 2019. The decrease in gross margin was primarily due to lower volumes and unfavorable foreign currency impacts (primarily in the Brazilian real), partially offset by prior restructuring actions and temporary salary reductions resulting in decreased compensation expenses, a $44 million VAT recovery and lower material costs. The increase in gross margin as a percentage of sales was primarily due to prior restructuring actions and temporary salary reductions resulting in decreased compensation expenses, a VAT recovery and lower material costs.
Gross margin decreased $1,134 million for the nine months ended September 27, 2020 and decreased 0.6 points as a percentage of sales versus the comparable period in 2019. The decreases in gross margin and gross margin as a percentage of sales were primarily due to lower volumes and unfavorable mix, partially offset by prior restructuring actions, temporary salary reductions and lower variable compensation resulting in decreased compensation expenses, lower material costs, reduced warranty costs and a $44 million VAT recovery.
The provision for base warranties issued as a percent of sales for the three and nine months ended September 27, 2020, was 2.3 percent and 2.0 percent, respectively, compared to 1.8 percent and 2.0 percent for the comparable periods in 2019. A detailed discussion of gross margin by segment is presented in the “OPERATING SEGMENT RESULTS” section.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $67 million for the three months ended September 27, 2020, versus the comparable period in 2019, primarily due to prior restructuring actions and temporary salary reductions resulting in decreased compensation expenses, reduced travel expenses and lower consulting expenses, partially offset by increased variable compensation expenses. Overall, selling, general and administrative expenses, as a percentage of sales, remained flat at 10.4 percent in the three months ended September 27, 2020.
Selling, general and administrative expenses decreased $273 million for the nine months ended September 27, 2020, versus the comparable period in 2019, primarily due to prior restructuring actions, temporary salary reductions and lower variable compensation resulting in decreased compensation expenses and reduced travel expenses. Overall, selling, general and administrative expenses, as a percentage of sales, increased to 11.1 percent in the nine months ended September 27, 2020, from 10.1 percent in the comparable period in 2019. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to sales declining faster than selling, general and administrative expenses.

Research, Development and Engineering Expenses
Research, development and engineering expenses decreased $18 million for the three months ended September 27, 2020, versus the comparable period in 2019 primarily due to prior restructuring actions and temporary salary reductions resulting in decreased compensation expenses and reduced consulting expenses, partially offset by increased variable compensation expenses. Overall, research, development and engineering expenses as a percentage of sales increased to 4.4 percent in the three months ended September 27, 2020, from 4.2 percent in the comparable period in 2019, primarily due to sales declining faster than research, development and engineering expenses decreased, despite lower compensation expenses.
Research, development and engineering expenses decreased $79 million for the nine months ended September 27, 2020, versus the comparable period in 2019 primarily due to prior restructuring actions, temporary salary reductions and lower variable compensation resulting in decreased compensation expenses and reduced consulting expenses. Overall, research, development and engineering expenses as a percentage of sales increased to 4.7 percent in the nine months ended September 27, 2020, from 4.1 percent in the comparable period in 2019, primarily due to sales declining faster than research, development and engineering expenses decreased, despite lower compensation expenses. Research activities continue to focus on development of new products to meet future emission standards around the world, improvements in fuel economy performance of diesel and natural gas-powered engines and related components as well as development activities around fully electric, hybrid and hydrogen powertrain solutions.
Equity, Royalty and Interest Income from Investees
Equity, royalty and interest income from investees increased $30 million for the three months ended September 27, 2020, versus the comparable period in 2019, primarily due to higher earnings at Beijing Foton Cummins Engine Co., Ltd. and Dongfeng Cummins Engine Co., Ltd., partially offset by $10 million of impairment charges for a joint venture in our Power Systems segment.
Equity, royalty and interest income from investees increased $86 million for the nine months ended September 27, 2020, versus the comparable period in 2019, primarily due to a $37 million adjustment as the result of tax changes within India's 2020-2021 Union Budget of India (India Tax Law Changes) passed in March 2020, higher earnings at Beijing Foton Cummins Engine Co., Ltd. and $18 million of technology fee revenue recorded in the first quarter of 2020, partially offset by $13 million of impairment charges. See NOTE 6, "INCOME TAXES" to the Condensed Consolidated Financial Statements for additional information on India Tax Law Changes.
Other Operating Expense, Net
Other operating expense, net was as follows:

	Three months ended			Nine months ended
In millions	September 27, 2020	September 29, 2019		September 27, 2020	September 29, 2019
Loss on write-off of assets	$(13)	$(20)	(1)	$(18)	$(20)	(1)
Amortization of intangible assets	(5)	(5)		(16)	(15)
(Loss) gain on sale of assets, net	(2)	(2)		(8)	3
Royalty income, net	1	3		3	12
Other, net	(1)	3		4	(5)
Total other operating expense, net	$(20)	$(21)		$(35)	$(25)

(1) Includes $19 million of charges related to ending production of the 5 liter ISV engine for the U.S. pick-up truck market during the three and nine months ended September 29, 2019.

Interest Income
Interest income decreased $10 million and $23 million for the three and nine months ended September 27, 2020, versus the comparable periods in 2019, primarily due to lower rates of return on higher average cash and marketable securities balances.
Interest Expense
Interest expense decreased $1 million and $16 million for the three and nine months ended September 27, 2020, versus the comparable periods in 2019, mainly due to lower interest rates despite an increase in the average short-term borrowings through the nine months ended September 27, 2020

Other Income, Net
Other income, net was as follows:

	Three months ended			Nine months ended
In millions	September 27, 2020	September 29, 2019		September 27, 2020	September 29, 2019
Non-service pension and other postretirement benefits credit	$16	$18		$48	$54
Gain on corporate owned life insurance	12	9		50	64
Rental income	2	2		6	6
Foreign currency loss, net	2	36	(1)	(1)	28	(1)
Gain on marketable securities, net	2	1		6	8
Bank charges	(5)	(3)		(15)	(9)
Other, net	8	5		25	23
Total other income, net	$37	$68		$119	$174

(1) Includes $35 million in gains from unwinding derivative instruments not designated as hedges as a result of foreign dividends paid during the three and nine months ended September 29, 2019.

Income Tax Expense
Our effective tax rates for the three and nine months ended September 27, 2020, were 26.5 percent and 23.6 percent, respectively.
The three months ended September 27, 2020, contained unfavorable discrete items of $31 million, or $0.21 per share, consisting of $17 million of changes in tax reserves, $8 million of provision to return adjustments relating to tax returns filed for 2019 and $6 million of net other discrete items.
The nine months ended September 27, 2020, contained $27 million, or $0.18 per share, of unfavorable net discrete tax items, primarily due to $34 million of unfavorable changes in tax reserves and $8 million of provision to return adjustments, partially offset by $15 million of favorable tax changes within India's 2020-2021 Union Budget of India (India Tax Law Change) passed in March of 2020. The India Tax Law Change eliminated the dividend distribution tax and replaced it with a lower rate withholding tax as the burden shifted from the dividend payor to the dividend recipient for a net favorable income statement impact of $35 million. See NOTE 6, "INCOME TAXES" to the Condensed Consolidated Financial Statements for additional information on India Tax Law Changes.
Our effective tax rates for the three and nine months ended September 29, 2019, were 18.4 percent and 20.3 percent, respectively. The three months ended September 29, 2019, contained favorable discrete items of $23 million, or $0.14 per share, of favorable net discrete tax items, primarily due to withholding taxes and provision to return adjustments. The nine months ended September 27, 2020, contained $30 million, or $0.19 per share, of favorable net discrete tax items, primarily due to withholding taxes and provision to return adjustments.
Noncontrolling Interests
Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities. Noncontrolling interests in income of consolidated subsidiaries for the three and nine months ended September 27, 2020, increased $9 million and $3 million, respectively, versus the comparable periods in 2019. The increases for the three months ended September 27, 2020 are primarily due to increased earnings at Eaton Cummins Joint Venture. The increases for nine months ended September 27, 2020 are principally due to a $19 million unfavorable adjustment as the result of India Tax Law Changes passed in March 2020, partially offset by decreased earnings at Cummins India Limited. See NOTE 6, "INCOME TAXES" to the Condensed Consolidated Financial Statements for additional information on India Tax Law Changes.
Net Income Attributable to Cummins Inc. and Diluted Earnings Per Common Share Attributable to Cummins Inc.
Net income and diluted earnings per common share attributable to Cummins Inc. for the three months ended September 27, 2020, decreased $121 million and $0.61 per diluted share versus the comparable period in 2019, primarily due to lower net sales, decreased gross margin, higher variable compensation expenses, a higher effective tax rate, the absence of a $35 million gain from unwinding derivative instruments recognized in the third quarter of 2019 and unfavorable foreign currency impacts (primarily in the Brazilian real), partially offset by prior restructuring actions and temporary salary reductions resulting in lower compensation expenses and increased equity, royalty and interest income from investees primarily in China due to stronger demand for trucks and construction equipment.

Net income and diluted earnings per common share attributable to Cummins Inc. for the nine months ended September 27, 2020, decreased $672 million and $3.80 per diluted share versus the comparable period in 2019, primarily due to lower net sales, decreased gross margin, a higher effective tax rate, the absence of a $35 million gain from unwinding derivative instruments recognized in the third quarter of 2019 and unfavorable foreign currency fluctuations (primarily the Brazilian real, Chinese renminbi and emerging market currencies), partially offset by prior restructuring actions, temporary salary reductions and lower variable compensation resulting in lower compensation expenses, increased equity, royalty and interest income from investees in China (due to stronger demand for trucks and construction equipment) and favorable adjustments related to India Tax Law Changes in March 2020. Diluted earnings per common share for the nine months ended September 27, 2020, benefited $0.16 from fewer weighted-average shares outstanding, primarily due to the stock repurchase programs in the first quarter of 2020.
Comprehensive Income - Foreign Currency Translation Adjustment
The foreign currency translation adjustment was a net gain of $111 million and net loss of $62 million, respectively, for the three and nine months ended September 27, 2020, compared to a net loss of $182 million and $197 million, respectively, for the three and nine months ended September 29, 2019 and was driven by the following:

	Three months ended
	September 27, 2020		September 29, 2019
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly-owned subsidiaries	$69	Chinese renminbi, Indian rupee	$(153)	British pound, Chinese renminbi, Brazilian real
Equity method investments	32	Chinese renminbi	(24)	Chinese renminbi
Consolidated subsidiaries with a noncontrolling interest	10	Indian rupee	(5)	Indian rupee
Total	$111		$(182)

	Nine months ended
	September 27, 2020		September 29, 2019
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly-owned subsidiaries	$(62)	Brazilian real, Indian rupee, offset by Chinese renminbi	$(161)	British pound, Chinese renminbi, Brazilian real
Equity method investments	12	Chinese renminbi	(34)	Chinese renminbi, British pound
Consolidated subsidiaries with a noncontrolling interest	(12)	Indian rupee	(2)	Indian rupee
Total	$(62)		$(197)

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
Our results for the first nine months of 2020 were significantly impacted by COVID-19, which caused manufacturing and supplier plant closures in China in early 2020 and other targeted shut-downs beginning in late March 2020 in response to both customer plant closures and government actions to slow the spread of the virus. Plants closed in China during the first quarter were reopened in late March 2020; however, additional plants and distribution locations around the world were shut down or working at reduced capacities early in the second quarter. Although these actions did not have a material effect on our results of operations in the first quarter, they materially impacted our second quarter and continued to affect third quarter results, and we expect them to continue to impact our results of operations, financial condition and cash flows throughout the remainder of 2020. The Board continues to monitor and evaluate all of these factors along with the continuing impacts of the COVID-19 pandemic on our business and operations.
Following is a discussion of results for each of our operating segments.
Engine Segment Results
Financial data for the Engine segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 27,	September 29,	(Unfavorable)		September 27,	September 29,	(Unfavorable)
In millions	2020	2019	Amount	Percent	2020	2019	Amount	Percent
External sales	$1,617	$1,822	$(205)	(11)%	$4,133	$5,879	$(1,746)	(30)%
Intersegment sales	495	594	(99)	(17)%	1,560	1,893	(333)	(18)%
Total sales	2,112	2,416	(304)	(13)%	5,693	7,772	(2,079)	(27)%
Research, development and engineering expenses	72	79	7	9%	217	245	28	11%
Equity, royalty and interest income from investees	74	34	40	NM	236	152	84	55%
Interest income	1	5	(4)	(80)%	6	13	(7)	(54)%
Segment EBITDA	382	341	41	12%	897	1,195	(298)	(25)%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	18.1%	14.1%		4.0	15.8%	15.4%		0.4

"NM" - not meaningful information

Sales for our Engine segment by market were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 27,	September 29,	(Unfavorable)		September 27,	September 29,	(Unfavorable)
In millions	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Heavy-duty truck	$694	$851	$(157)	(18)%	$1,859	$2,800	$(941)	(34)%
Medium-duty truck and bus	492	645	(153)	(24)%	1,501	2,105	(604)	(29)%
Light-duty automotive	522	478	44	9%	1,055	1,340	(285)	(21)%
Total on-highway	1,708	1,974	(266)	(13)%	4,415	6,245	(1,830)	(29)%
Off-highway	404	442	(38)	(9)%	1,278	1,527	(249)	(16)%
Total sales	$2,112	$2,416	$(304)	(13)%	$5,693	$7,772	$(2,079)	(27)%

			Percentage Points				Percentage Points
On-highway sales as percentage of total sales	81%	82%		(1)	78%	80%		(2)

Unit shipments by engine classification (including unit shipments to Power Systems and off-highway engine units included in their respective classification) were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 27,	September 29,	(Unfavorable)		September 27,	September 29,	(Unfavorable)
	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Heavy-duty	23,300	28,000	(4,700)	(17)%	65,000	96,900	(31,900)	(33)%
Medium-duty	50,100	63,200	(13,100)	(21)%	156,200	218,600	(62,400)	(29)%
Light-duty	67,200	62,600	4,600	7%	146,400	183,100	(36,700)	(20)%
Total unit shipments	140,600	153,800	(13,200)	(9)%	367,600	498,600	(131,000)	(26)%
Sales
Engine segment sales for the three months ended September 27, 2020, decreased $304 million versus the comparable period in 2019. The following were the primary drivers by market:
•Heavy-duty truck sales decreased $157 million principally due to lower volumes in North America with lower shipments of 29 percent.
•Medium-duty truck and bus sales decreased $153 million mainly due to lower demand in North America with decreased unit shipments of 30 percent.
•Off-highway sales decreased $38 million primarily due to lower demand in construction markets in North America, Western Europe and Asia Pacific, partially offset by higher construction demand in China.
•Unfavorable foreign currency fluctuations, primarily in the Brazilian real.
These decreases were partially offset by increased light-duty automotive sales of $44 million primarily due to higher light commercial vehicle demand in China and a $30 million VAT recovery.
Engine segment sales for the nine months ended September 27, 2020, decreased $2,079 million versus the comparable period in 2019. The following were the primary drivers by market:
•Heavy-duty truck sales decreased $941 million principally due to lower volumes in North America with lower shipments of 47 percent.
•Medium-duty truck and bus sales decreased $604 million mainly due to lower demand in North America with decreased shipments of 34 percent.
•Light-duty truck automotive sales decreased $285 million primarily due to lower pick-up sales in North America.
•Off-highway sales decreased $249 million principally due to lower demand in construction markets in North America, Western Europe and Asia Pacific, partially offset by higher construction demand in China.
Segment EBITDA
Engine segment EBITDA for the three months ended September 27, 2020, increased $41 million versus the comparable period in 2019, primarily due to increased equity, royalty and interest income from investees, the absence of a $33 million charge related to ending production of the 5 liter ISV engine for the U.S. pick-up truck market in the third quarter of 2019 and lower selling, general and administrative expenses, partially offset by lower gross margin. The decrease in gross margin was mainly due to lower volumes, partially offset by a $30 million VAT recovery, prior restructuring actions and temporary salary reductions resulting in lower compensation expenses, decreased warranty expenses and lower material costs. The increase in gross margin as a percentage of sales was primarily due to a VAT recovery, prior restructuring actions and temporary salary reductions resulting in lower compensation expenses, decreased warranty expenses, lower material costs and the absence of a charge related to ending production of the 5 liter ISV engine for the U.S. pick-up truck market in the third quarter of 2019. The decrease in selling, general and administrative expenses was primarily due to prior restructuring actions and temporary salary reductions resulting in decreased compensation expenses, reduced consulting expenses and lower travel expenses, partially offset by increased variable compensation expenses. The increase in equity, royalty and interest income from investees was principally due to higher earnings at Beijing Foton Cummins Engine Co., Ltd. and Dongfeng Cummins Engine Co., Ltd.

Engine segment EBITDA for the nine months ended September 27, 2020, decreased $298 million versus the comparable period in 2019, primarily due to lower gross margin, partially offset by increased equity, royalty and interest income from investees, lower selling, general and administrative expenses and decreased research, development and engineering expenses. The decrease in gross margin and gross margin as a percentage of sales was mainly due to lower volumes, partially offset by prior restructuring actions, temporary salary reductions and lower variable compensation resulting in lower compensation expenses, decreased material costs, reduced warranty expenses and a $30 million VAT recovery. Selling, general and administrative expenses and research, development and engineering expenses decreased principally due to prior restructuring actions, temporary salary reductions and lower variable compensation resulting in decreased compensation expenses and reduced consulting expenses. The increase in equity, royalty and interest income from investees was largely due to higher earnings at Beijing Foton Cummins Engine Co., Ltd., increased earnings at Tata Cummins Ltd., mainly due to an $18 million adjustment related to India Tax Law Changes passed in March 2020 and $18 million of technology fee revenue recorded in the first quarter of 2020, and higher earnings at Dongfeng Cummins Engine Co., Ltd. See NOTE 6, "INCOME TAXES" to the Condensed Consolidated Financial Statements for additional information on India Tax Law Changes.
Distribution Segment Results
Financial data for the Distribution segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 27,	September 29,	(Unfavorable)		September 27,	September 29,	(Unfavorable)
In millions	2020	2019	Amount	Percent	2020	2019	Amount	Percent
External sales	$1,715	$2,001	$(286)	(14)%	$5,123	$6,009	$(886)	(15)%
Intersegment sales	6	3	3	100%	17	24	(7)	(29)%
Total sales	1,721	2,004	(283)	(14)%	5,140	6,033	(893)	(15)%
Research, development and engineering expenses	9	7	(2)	(29)%	20	21	1	5%
Equity, royalty and interest income from investees	13	12	1	8%	45	35	10	29%
Interest income	1	4	(3)	(75)%	3	12	(9)	(75)%
Segment EBITDA	182	186	(4)	(2)%	500	529	(29)	(5)%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	10.6%	9.3%		1.3	9.7%	8.8%		0.9

Sales for our Distribution segment by region were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 27,	September 29,	(Unfavorable)		September 27,	September 29,	(Unfavorable)
In millions	2020	2019	Amount	Percent	2020	2019	Amount	Percent
North America	$1,125	$1,374	$(249)	(18)%	$3,412	$4,157	$(745)	(18)%
Asia Pacific	196	224	(28)	(13)%	582	667	(85)	(13)%
Europe	153	135	18	13%	425	382	43	11%
China	77	82	(5)	(6)%	246	266	(20)	(8)%
Africa and Middle East	49	60	(11)	(18)%	138	170	(32)	(19)%
Russia	42	34	8	24%	128	114	14	12%
India	42	47	(5)	(11)%	101	143	(42)	(29)%
Latin America	37	48	(11)	(23)%	108	134	(26)	(19)%
Total sales	$1,721	$2,004	$(283)	(14)%	$5,140	$6,033	$(893)	(15)%

Sales for our Distribution segment by product line were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 27,	September 29,	(Unfavorable)		September 27,	September 29,	(Unfavorable)
In millions	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Parts	$722	$798	$(76)	(10)%	$2,163	$2,475	$(312)	(13)%
Power generation	416	467	(51)	(11)%	1,169	1,297	(128)	(10)%
Service	304	376	(72)	(19)%	929	1,112	(183)	(16)%
Engines	279	363	(84)	(23)%	879	1,149	(270)	(23)%
Total sales	$1,721	$2,004	$(283)	(14)%	$5,140	$6,033	$(893)	(15)%

Sales
Distribution segment sales for the three months ended September 27, 2020, decreased $283 million versus the comparable period in 2019. The primary regional driver was decreased North American sales of $249 million, representing 88 percent of the total change in Distribution segment sales, due to decreased demand in all product lines.
Distribution segment sales for the nine months ended September 27, 2020, decreased $893 million versus the comparable period in 2019. The following were the primary drivers by region:
•North American sales decreased $745 million, representing 83 percent of the total change in Distribution segment sales, primarily due to decreased demand in all product lines, especially parts and engines sales in oil and gas markets.
•Unfavorable foreign currency fluctuations, principally in the Australian dollar, Brazilian real, Chinese renminbi and South African rand.
Segment EBITDA
Distribution segment EBITDA for the three months ended September 27, 2020, decreased $4 million versus the comparable period in 2019, primarily due to lower gross margin and unfavorable foreign currency fluctuations (especially Indian rupee and emerging market currencies), partially offset by lower selling, general and administrative expenses. The decrease in gross margin was mainly due to lower volumes, partially offset by prior restructuring actions and temporary salary reductions resulting in decreased compensation expenses. The increase in gross margin as a percentage of sales was primarily due to prior restructuring actions and temporary salary reductions resulting in decreased compensation expenses and favorable pricing. The decrease in selling, general and administrative expenses was due to prior restructuring actions and temporary salary reductions resulting in decreased compensation expenses and reduced travel expenses, partially offset by higher variable compensation expenses and increased consulting expenses.
Distribution segment EBITDA for the nine months ended September 27, 2020, decreased $29 million versus the comparable period in 2019, primarily due to lower gross margin and unfavorable foreign currency fluctuations (especially the Australian dollar and emerging market currencies), partially offset by decreased selling, general and administrative expenses and higher equity, royalty and interest income from investees. The decrease in gross margin was mainly due to lower volumes, partially offset by prior restructuring actions, temporary salary reductions and lower variable compensation resulting in decreased compensation expenses and favorable pricing. The increase in gross margin as a percentage of sales was primarily due to prior restructuring actions, temporary salary reductions and lower variable compensation resulting in decreased compensation expenses and favorable pricing. The decrease in selling, general and administrative expenses was due to prior restructuring actions, temporary salary reductions and lower variable compensation resulting in decreased compensation expenses and reduced travel expenses, partially offset by higher consulting expenses. The increase in equity, royalty and interest income from investees was principally due to higher earnings at Komatsu Cummins Chile, Ltda. and Valvoline Cummins Ltd. due to a $5 million adjustment related to India Tax Law Changes passed in March 2020. See NOTE 6, "INCOME TAXES" to the Condensed Consolidated Financial Statements for additional information on India Tax Law Changes.

Components Segment Results
Financial data for the Components segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 27,	September 29,	(Unfavorable)		September 27,	September 29,	(Unfavorable)
In millions	2020	2019	Amount	Percent	2020	2019	Amount	Percent
External sales	$1,201	$1,253	$(52)	(4)%	$3,192	$4,055	$(863)	(21)%
Intersegment sales	340	397	(57)	(14)%	1,001	1,302	(301)	(23)%
Total sales	1,541	1,650	(109)	(7)%	4,193	5,357	(1,164)	(22)%
Research, development and engineering expenses	64	73	9	12%	187	223	36	16%
Equity, royalty and interest income from investees	13	9	4	44%	46	30	16	53%
Interest income	1	2	(1)	(50)%	3	6	(3)	(50)%
Segment EBITDA	261	286	(25)	(9)%	681	908	(227)	(25)%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	16.9%	17.3%		(0.4)	16.2%	16.9%		(0.7)

Sales for our Components segment by business were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 27,	September 29,	(Unfavorable)		September 27,	September 29,	(Unfavorable)
In millions	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Emission solutions	$665	$745	$(80)	(11)%	$1,801	$2,427	$(626)	(26)%
Filtration	314	310	4	1%	881	966	(85)	(9)%
Turbo technologies	281	279	2	1%	767	933	(166)	(18)%
Electronics and fuel systems	187	170	17	10%	525	580	(55)	(9)%
Automated transmissions	94	146	(52)	(36)%	219	451	(232)	(51)%
Total sales	$1,541	$1,650	$(109)	(7)%	$4,193	$5,357	$(1,164)	(22)%

Sales
Components segment sales for the three months ended September 27, 2020, decreased $109 million versus the comparable period in 2019. The following were the primary drivers by business:
•Emission solutions sales decreased $80 million primarily due to weaker demand in North America, partially offset by stronger demand in China.
•Automated transmissions sales decreased $52 million primarily due to lower heavy-duty truck demand in North America.
These decreases were partially offset by increased demand in electronics and fuel systems of $17 million, mostly in China, partially offset by lower demand in North America.
Components segment sales for the nine months ended September 27, 2020, decreased $1,164 million versus the comparable period in 2019. The following were the primary drivers by business:
•Emission solutions sales decreased $626 million primarily due to weaker demand in North America and Western Europe, partially offset by stronger demand in China.
•Automated transmissions sales decreased $232 million primarily due to lower heavy-duty truck demand in North America.
•Turbo technologies sales decreased $166 million primarily due to lower demand in North America and Western Europe, partially offset by higher demand in China.
•Unfavorable foreign currency fluctuations, primarily in the Chinese renminbi and Brazilian real.

Segment EBITDA
Components segment EBITDA for the three months ended September 27, 2020, decreased $25 million versus the comparable period in 2019, mainly due to lower gross margin, the absence of a gain from unwinding derivative instruments recognized in the third quarter of 2019 and unfavorable foreign currency fluctuations (primarily in the Brazilian real), partially offset by lower selling, general and administrative expenses. The decrease in gross margin was mainly due to lower volumes, partially offset by prior restructuring actions and temporary salary reductions resulting in decreased compensation expenses, lower material costs, a VAT recovery and reduced warranty expenses. The increase in gross margin as a percentage of sales was primarily due to prior restructuring actions and temporary salary reductions resulting in decreased compensation expenses, lower material costs and a VAT recovery. Selling, general and administrative expenses decreased due to prior restructuring actions and temporary salary reductions resulting in decreased compensation expenses and reduced consulting expenses, partially offset by higher variable compensation expenses.
Components segment EBITDA for the nine months ended September 27, 2020, decreased $227 million versus the comparable period in 2019, mainly due to lower gross margin and unfavorable foreign currency fluctuations (primarily in the Brazilian real and Chinese renminbi), partially offset by lower selling, general and administrative expenses, decreased research, development and engineering expenses and higher equity, royalty and interest income from investees. The decrease in gross margin and gross margin as a percentage of sales was mainly due to lower volumes, unfavorable mix and unfavorable foreign currency fluctuations (primarily in the Brazilian real and Chinese renminbi), partially offset by prior restructuring actions, temporary salary reductions and lower variable compensation resulting in decreased compensation expenses, reduced warranty expenses and lower material costs. Selling, general and administrative expenses and research, development and engineering expenses decreased due to prior restructuring actions, temporary salary reductions and lower variable compensation resulting in decreased compensation expenses and reduced consulting expenses. The increase in equity, royalty and interest income from investees was principally due to higher earnings at Fleetguard Filtration Systems India Pvt. due to a $14 million adjustment related to India Tax Law Changes passed in March 2020. See NOTE 6, "INCOME TAXES" to the Condensed Consolidated Financial Statements for additional information on India Tax Law Changes.
Power Systems Segment Results
Financial data for the Power Systems segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 27,	September 29,	(Unfavorable)		September 27,	September 29,	(Unfavorable)
In millions	2020	2019	Amount	Percent	2020	2019	Amount	Percent
External sales	$567	$683	$(116)	(17)%	$1,495	$2,030	$(535)	(26)%
Intersegment sales	414	443	(29)	(7)%	1,147	1,376	(229)	(17)%
Total sales	981	1,126	(145)	(13)%	2,642	3,406	(764)	(22)%
Research, development and engineering expenses	53	58	5	9%	148	171	23	13%
Equity, royalty and interest income from investees	—	13	(13)	(100)%	18	39	(21)	(54)%
Interest income	1	3	(2)	(67)%	3	7	(4)	(57)%
Segment EBITDA	101	158	(57)	(36)%	269	469	(200)	(43)%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	10.3%	14.0%		(3.7)	10.2%	13.8%		(3.6)

Sales for our Power Systems segment by product line were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 27,	September 29,	(Unfavorable)		September 27,	September 29,	(Unfavorable)
In millions	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Power generation	$601	$647	$(46)	(7)%	$1,544	$1,882	$(338)	(18)%
Industrial	309	392	(83)	(21)%	896	1,244	(348)	(28)%
Generator technologies	71	87	(16)	(18)%	202	280	(78)	(28)%
Total sales	$981	$1,126	$(145)	(13)%	$2,642	$3,406	$(764)	(22)%

Sales
Power Systems segment sales for the three months ended September 27, 2020, decreased $145 million versus the comparable period in 2019. The following were the primary drivers by product line:
•Industrial sales decreased $83 million due to lower demand in international mining markets and decreased demand in oil and gas markets in China.
•Power generation sales decreased $46 million due to lower demand in India and North America.
These decreases were partially offset by a $7 million VAT recovery.
Power Systems segment sales for the nine months ended September 27, 2020, decreased $764 million versus the comparable period in 2019. The following were the primary drivers by product line:
•Industrial sales decreased $348 million due to lower demand in international mining markets and decreased demand in oil and gas markets in China and North America.
•Power generation sales decreased $338 million due to lower demand in North America and India.
•Unfavorable foreign currency fluctuations, primarily in the Chinese renminbi, British pound and Indian rupee.
These decreases were partially offset by a $7 million VAT recovery.
Segment EBITDA
Power Systems segment EBITDA for the three months ended September 27, 2020, decreased $57 million versus the comparable period in 2019, primarily due to lower gross margin, decreased equity, royalty and interest income from investees and the absence of a gain from unwinding derivative instruments recognized in the third quarter of 2019, partially offset by lower selling, general and administrative expenses. The decrease in gross margin and gross margin as a percentage of sales was mainly due to lower volumes and unfavorable mix, partially offset by prior restructuring actions and temporary salary reductions resulting in decreased compensation expenses. Selling, general and administrative expenses decreased primarily due to prior restructuring actions and temporary salary reductions resulting in decreased compensation expenses, lower travel expenses and reduced consulting expenses, partially offset by higher variable compensation expenses. The decrease in equity, royalty and interest income from investees was largely due to $10 million of impairment charges.
Power Systems segment EBITDA for the nine months ended September 27, 2020, decreased $200 million versus the comparable period in 2019, primarily due to lower gross margin and lower equity, royalty and interest income from investees, partially offset by lower selling, general and administrative expenses and decreased research, development and engineering expenses. The decrease in gross margin and gross margin as a percentage of sales was mainly due to lower volumes, partially offset by prior restructuring actions, temporary salary reductions and lower variable compensation resulting in decreased compensation expenses and lower warranty expenses. Selling, general and administrative expenses decreased primarily due to prior restructuring actions, temporary salary reductions and lower variable compensation resulting in decreased compensation expenses, reduced travel expenses and lower consulting expenses. Research, development and engineering expenses decreased principally due to prior restructuring actions, temporary salary reductions and lower variable compensation resulting in decreased compensation expenses and reduced consulting expenses. The decrease in equity, royalty and interest income from investees was largely due to a $13 million impairment charge of a joint venture and lower earnings at Chongqing Cummins Engine Co., Ltd.
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

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 27,	September 29,	(Unfavorable)		September 27,	September 29,	(Unfavorable)
In millions	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Total external sales	$18	$9	$9	100%	$38	$20	$18	90%
Research, development and engineering expenses	26	25	(1)	(4)%	79	70	(9)	(13)%
Segment EBITDA	(40)	(36)	(4)	(11)%	(121)	(98)	(23)	(23)%

Reconciliation of Segment EBITDA to Net Income Attributable to Cummins Inc.
The table below reconciles the segment information to the corresponding amounts in the Condensed Consolidated Statements of Net Income:

	Three months ended		Nine months ended
In millions	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
TOTAL SEGMENT EBITDA	$886	$935	$2,226	$3,003
Intersegment eliminations (1)	(10)	23	45	46
TOTAL EBITDA	876	958	2,271	3,049
Less:
Interest expense	25	26	71	87
Depreciation and amortization (2)	165	177	497	491
INCOME BEFORE INCOME TAXES	686	755	1,703	2,471
Less: Income tax expense	182	139	402	501
CONSOLIDATED NET INCOME	504	616	1,301	1,970
Less: Net income (loss) attributable to noncontrolling interests	3	(6)	13	10
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$501	$622	$1,288	$1,960

(1) Includes intersegment sales, intersegment profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses for the three and nine months ended September 27, 2020 and September 29, 2019.

(2) Depreciation and amortization, as shown on a segment basis, excludes the amortization of debt discount and deferred costs included in the Condensed Consolidated Statements of Net Income as "Interest expense." The amortization of debt discount and deferred costs was $2 million and $2 million for the nine months ended September 27, 2020 and September 29, 2019, respectively.

OUTLOOK
Our outlook reflects the following positive trends and challenges to our business, primarily with respect to the ongoing pandemic, that could impact our revenue and earnings potential for the remainder of 2020.
Positive Trends
As a result of actions taken throughout 2020 our liquidity of $6.5 billion in cash, marketable securities and available credit facilities puts us in a strong position to deal with any uncertainties that may arise in the fourth quarter.
Challenges
•The tiered payroll cut across our workforce ended at September 30 and will add approximately $90 million to our fourth quarter expenses.
•The risk of customer shutdowns and the impact of lower economic activity, driven by COVID-19, may continue to negatively impact our results of operations, financial position and cash flows.
•Supply chain constraints related to COVID-19 may negatively impact our revenues and result in increased costs.
•In response to the pandemic we closed or slowed certain global manufacturing facilities in the first nine months of 2020. At the end of the third quarter our global manufacturing facilities remained open; however, it is possible these facilities may be closed again in response to future outbreaks.
•We may close or restructure additional manufacturing and distribution facilities as we evaluate the appropriate size and structure of our manufacturing and distribution capacity, which could result in additional charges.
•In response to COVID-19, we will continue to incur additional operating costs as we implement safety and sanitization procedures to protect our employees, customers, vendors and other stakeholders utilizing our facilities, which could limit our ability to further reduce operating costs.
•Uncertainty in the U.K. surrounding its ability to negotiate trade agreements as a sovereign country could have material negative impacts on our European operations in the long-term.
COVID-19 Impacts
The COVID-19 pandemic negatively impacted our financial performance in the first nine months of 2020 and may continue to do so in the future. Because the magnitude and duration of the pandemic and its economic consequences are unclear, the pandemic’s impact on our performance is difficult to predict. The three principle areas where COVID-19 may negatively impact our financial performance are through its impact on customer demand, the impact on our ability to procure parts from suppliers and our ability to operate our manufacturing and distribution facilities.
Customer Demand – The majority of our major customers, including PACCAR, Navistar, Daimler and FCA experienced extended production shutdowns related to the pandemic in the second quarter. Many customers ramped up their production in the third quarter as they reopened their facilities. Levels of future production remain uncertain and will be determined by supply chain constraints, market demand and government decisions to keep economies open.
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
Operations Impact - Our manufacturing and distribution locations are generally considered critical services and the majority of our facilities remain open to meet customer demand. In an effort to contain the spread of COVID-19, maintain the well-being of our employees, ensure compliance with governmental requirements or respond to declines in demand from customers, we closed or partially shut down certain office, manufacturing and distribution facilities around the world at the end of the first quarter and into the third quarter. We have taken, and will continue to take, a variety of steps to reduce the risk of employees contracting COVID-19 at work. These steps include social distancing, expanded cleaning and sanitization, adjusting work hours and temperature checks. All manufacturing and distribution facilities are now opened, but many of them are operating at reduced capacities and remain subject to future closure if deemed necessary for the safety of our employees or to comply with future government mandates.

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

Dollars in millions	September 27, 2020	December 31, 2019
Working capital (1)	$5,353	$3,127
Current ratio	1.94	1.50
Accounts and notes receivable, net	$3,628	$3,670
Days' sales in receivables	71	58
Inventories	$3,470	$3,486
Inventory turnover	3.9	4.7
Accounts payable (principally trade)	$2,597	$2,534
Days' payable outstanding	69	58
Total debt	$4,112	$2,367
Total debt as a percent of total capital	32.2%	21.9%

(1) Working capital includes cash and cash equivalents.
Cash Flows
Cash and cash equivalents were impacted as follows:

	Nine months ended
In millions	September 27, 2020	September 29, 2019	Change
Net cash provided by operating activities	$1,580	$2,343	$(763)
Net cash used in investing activities	(337)	(829)	492
Net cash provided by (used in) financing activities	564	(1,198)	1,762
Effect of exchange rate changes on cash and cash equivalents	31	(59)	90
Net increase in cash and cash equivalents	$1,838	$257	$1,581

Net cash provided by operating activities decreased $763 million for the nine months ended September 27, 2020, versus the comparable period in 2019, primarily due to lower consolidated net income of $669 million, restructuring payments of $100 million and higher equity in income of investees, net of dividends of $92 million, partially offset by lower working capital requirements of $135 million. During the first nine months of 2020, the lower working capital requirements resulted in a cash outflow of $57 million compared to a cash outflow of $192 million in the comparable period in 2019, mainly due to lower accounts and notes receivable and higher accounts payable, partially offset by lower accrued expenses.
Net cash used in investing activities decreased $492 million for the nine months ended September 27, 2020, versus the comparable period in 2019, primarily due to the prior year acquisition of Hydrogenics for $235 million, lower capital expenditures of $127 million, lower cash flows from derivatives not designated as hedges of $71 million and lower net investments in marketable securities of $57 million.
Net cash provided by financing activities increased $1,762 million for the nine months ended September 27, 2020, versus the comparable period in 2019, primarily due to higher proceeds from borrowings of $1,989 million and lower repurchases of common stock of $256 million, partially offset by higher net payments of commercial paper of $466 million.
The effect of exchange rate changes on cash and cash equivalents for the nine months ended September 27, 2020, versus the comparable period in 2019, increased $90 million primarily due to favorable fluctuations in the British pound of $75 million.

Sources of Liquidity
Cash provided by operations is typically our principal source of liquidity with $1,580 million generated in the nine months ended September 27, 2020. Our sources of liquidity include:

	September 27, 2020
In millions	Total	U.S.	International	Primary location of international balances
Cash and cash equivalents	$2,967	$1,793	$1,174	China, Mexico, Singapore, Belgium, Australia, Netherlands, Canada
Marketable securities (1)	345	75	270	India
Total	$3,312	$1,868	$1,444
Available credit capacity
Revolving credit facilities (2)	$3,184
International and other uncommitted domestic credit facilities	$191

(1) The majority of marketable securities could be liquidated into cash within a few days.
(2) The five-year credit facility for $2.0 billion and the 364-day credit facility for $1.5 billion, maturing August 2023 and August 2021, respectively, are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. At September 27, 2020, we had $316 million of commercial paper outstanding, which effectively reduced the available capacity under our revolving credit facilities to $3.2 billion.

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
Debt Facilities and Other Sources of Liquidity
On April 14, 2020, we were approved for the Federal Reserve Bank of New York’s Commercial Paper Funding Facility (CPFF) program to assure access to the commercial paper funding markets during volatile credit market conditions. The CPFF was intended to provide a liquidity backstop to U.S. issuers of commercial paper through a special purpose vehicle (SPV). The facility allows us, based on our current short-term credit rating, to issue three-month unsecured commercial paper at a rate equal to a + 110 basis point spread over the three-month overnight index swap rate on the date of issuance. The maximum amount of commercial paper that we may issue at any time through this program is $1.5 billion less the total principal amount of all other outstanding commercial paper that we have issued. We retain full access to our Board authorized $3.5 billion commercial paper program, as reduced by any amounts issued under this facility. The SPV is currently scheduled to cease purchasing commercial paper on March 17, 2021. At September 27, 2020, there were no outstanding borrowings under the CPFF program.
In June and July of 2020, we settled our February 2014 interest rate swap, which previously converted our $500 million debt issue, due in 2023, from fixed rate to floating rate based on a LIBOR spread. We will amortize the $24 million gain realized upon settlement over the remaining three year term of related debt.
On August 19, 2020, we entered into an amended and restated 364-day credit agreement that allows us to borrow up to $1.5 billion of unsecured funds at any time prior to August 18, 2021. This credit agreement amends and restates the prior $1.5 billion 364-day credit facility that matured on August 19, 2020.
On August 24, 2020, we issued $2 billion aggregate principal amount of senior unsecured notes consisting of $500 million aggregate principal amount of 0.75% senior unsecured notes due in 2025, $850 million aggregate principal amount of 1.50% senior unsecured notes due in 2030 and $650 million aggregate principal amount of 2.60% senior unsecured notes due in 2050. We received net proceeds of $1.98 billion.

On August 24, 2020, we terminated our 364-day credit facility that had been entered into on May 1, 2020, concurrent with the $2 billion bond issuance on August 24, 2020.
We have access to committed credit facilities that total $3.5 billion, including the new $1.5 billion 364-day facility that expires August 18, 2021 and our $2.0 billion five-year facility that expires on August 22, 2023. We maintain credit facilities at the current or higher aggregate amounts by renewing or replacing these facilities at or before expiration. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and for general corporate purposes.
We can issue up to $3.5 billion of unsecured, short-term promissory notes (commercial paper) pursuant to the Board authorized commercial paper programs. The programs facilitate the private placement of unsecured short-term debt through third-party brokers. We intend to use the net proceeds from the commercial paper borrowings for general corporate purposes. The total combined borrowing capacity under the revolving credit facilities and commercial programs should not exceed $3.5 billion. See Note 9, "DEBT," to our Condensed Consolidated Financial Statements for additional information.
At September 27, 2020, we had $316 million of commercial paper outstanding, which effectively reduced the available capacity under our revolving credit facilities to $3.2 billion.
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
Uses of Cash
Stock Repurchases
In December 2019, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the 2018 repurchase plan. In October 2018, the Board authorized the acquisition of up to $2.0 billion of additional common stock. In the first nine months of 2020, we made the following purchases under the 2018 stock repurchase program:

In millions, except per share amounts	Shares Purchased	Average Cost Per Share	Total Cost of Repurchases	Remaining Authorized Capacity (1)
March 29	3.5	$156.90	$550	$85
June 28	—	—	—	85
September 27	—	—	—	85
Total	3.5	156.90	$550

(1) The remaining authorized capacity under these plans was calculated based on the cost to purchase the shares but excludes commission expenses in accordance with the authorized plan.

We suspended share repurchases during the second and third quarters of 2020 to conserve cash.
Dividends
In October 2020, the Board authorized an increase to our quarterly dividend of 3 percent from $1.311 per share to $1.35 per share.
We paid dividends of $582 million during the nine months ended September 27, 2020.
Restructuring Actions
In November 2019, we announced our intentions to reduce our global workforce in response to the continued deterioration in our global markets in the second half of 2019, as well as expected reductions in orders in most U.S. and international markets in 2020. In the fourth quarter of 2019, we began executing restructuring actions, primarily in the form of voluntary and involuntary employee separation programs. We incurred a charge of $119 million ($90 million after-tax) in the fourth quarter of 2019 for these actions which impacted approximately 2,300 employees. Restructuring payments were substantially complete at September 27, 2020. See Note 14, "RESTRUCTURING ACTIONS," to the Condensed Consolidated Financial Statements, for additional information.

Capital Expenditures
Capital expenditures, including spending on internal use software, for the nine months ended September 27, 2020, were $301 million versus $445 million in the comparable period in 2019. While we continue to make targeted investments, we reduced our planned 2020 spending (previously estimated at $675 million to $700 million) in response to the weaker outlook for global growth due to the impact of COVID-19. We plan to spend an estimated $500 million to $525 million in 2020 on capital expenditures, excluding internal use software, with over 50 percent of these expenditures expected to be invested in North America. In addition, we plan to spend an estimated $50 million to $60 million on internal use software in 2020.
Pensions
Our global pension plans, including our unfunded and non-qualified plans, were 113 percent funded at December 31, 2019. Our U.S. defined benefit plan, which represents approximately 53 percent of the worldwide pension obligation, was 133 percent funded, and our U.K. defined benefit plan was 109 percent funded. The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans. In the first nine months of 2020, the investment gain on our U.S. pension trust was 2.7 percent while our U.K. pension trust gain was 7.9 percent. Investment performance year-to-date in both trusts is still recovering from the negative impacts of COVID-19 on capital markets. Approximately 73 percent of our pension plan assets are held in highly liquid investments such as fixed income and equity securities. The remaining 27 percent of our plan assets are held in less liquid, but market valued investments, including real estate, private equity, venture capital, opportunistic credit and insurance contracts. During the remainder of 2020, we anticipate making $7 million in additional defined benefit pension contributions in the U.K. and $7 million in contributions to our U.S. non-qualified benefit plans. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2020 annual net periodic pension cost to approximate $102 million.
Current Maturities of Short and Long-Term Debt
We had $316 million of commercial paper outstanding at September 27, 2020, that matures in less than one year. The maturity schedule of our existing long-term debt does not require significant cash outflows until 2023 when our 3.65% senior notes are due. Required annual long-term debt principal payments range from $22 million to $525 million over the next five years (including the remainder of 2020). See Note 9, "DEBT," to the Condensed Consolidated Financial Statements for additional information.
Credit Ratings
In August of 2020, concurrent with our new $2 billion debt issuance, both Standard and Poor's Rating Services and Moody's Investors Service, Inc. reviewed and reaffirmed their respective credit rating and stable outlook. Our rating and outlook from each of the credit rating agencies as of the date of filing are shown in the table below.

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

Management's Assessment of Liquidity
Despite the global recession and volatility in the capital markets due to the pandemic, our financial condition and liquidity remain strong. Our solid balance sheet and credit ratings enable us to have ready access to the credit and capital markets. We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities. We believe our existing cash and marketable securities, operating cash flow and revolving credit facilities provide us with the financial flexibility needed to fund working capital, targeted capital expenditures, dividend payments, projected pension obligations and debt service obligations through 2020 and beyond. We continue to generate cash from operations and maintain access to our expanded revolving credit facilities and commercial paper programs as noted above.

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
A discussion of our critical accounting estimates may be found in the “Management’s Discussion and Analysis” section of our 2019 Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.” Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first nine months of 2020.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
See Note 17, "RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS," in the Notes to Condensed Consolidated Financial Statements for additional information.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 27, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The coronavirus disease of 2019 (COVID-19) pandemic triggered a significant downturn in our markets globally and these challenging market conditions could continue for an extended period of time. Most global economies slowed and there is still much uncertainty as to when these global markets will fully recover. If any or all of these major markets were to endure a sustained slowdown or recession due to the impacts of the COVID-19 pandemic, other public health crises, epidemics or pandemics or otherwise decline, it could have a material adverse effect on our results of operations, financial condition and cash flows.
Our manufacturing and supply chain abilities may be materially and adversely impacted by an extended shutdown or disruption of our operations due to the COVID-19 pandemic which could materially and adversely affect our results of operations, financial condition and cash flows.
The outbreak of COVID-19 spread throughout the world and became a global pandemic with the resultant economic impacts evolving into a worldwide recession. The pandemic triggered a significant downturn in our markets globally, which continued to unfavorably impact market conditions through the end of the third quarter and these challenging market conditions could continue for an extended period of time. In an effort to contain the spread of COVID-19, maintain the well-being of our employees and stakeholders, match the reduced demand from our customers and in accordance with governmental requirements, we closed or partially shut down certain office, manufacturing, distribution and technical center facilities around the world in March 2020. Although most of our manufacturing, distribution and technical center facilities re-opened early in the second quarter of 2020, many operated at reduced capacities and most of our global office buildings remained closed through the third quarter. While the impacts of the pandemic and the resulting global recession are expected to be temporary, the duration of the production and supply chain disruptions, and related financial impacts, cannot be estimated at this time. Should the reduced manufacturing and distribution capacities continue for an extended period of time or worsen, the impact on our production and supply chain could have a material adverse effect on our results of operations, financial condition and cash flows.
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

If required, the financing for strategic acquisitions could result in an increase in our indebtedness, dilute the interests of our shareholders or both. Any acquisition may not be accretive to us for a significant period of time following the completion of such acquisition. Also, our ability to effectively integrate any potential acquisition into our existing business and culture may not be successful, which could jeopardize future financial and operational performance for the combined businesses. In addition, if an acquisition results in any additional goodwill or increase in other intangible assets on our balance sheet and subsequently becomes impaired, we would be required to record a non-cash impairment charge, which could result in a material adverse effect on our financial condition.

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

Significant declines in current and future financial and stock market conditions related to the COVID-19 pandemic could cause material losses in our pension plan assets, which could result in increased pension cost in future years and adversely impact our results of operations, financial condition and cash flow. Depending upon the severity and length of market declines and government regulatory changes, we may be legally obligated to make pension payments in the U.S. and perhaps other countries and these contributions could be material.
Future bans or limitations on the use of diesel-powered vehicles or other applications could have a material adverse impact on our business over the long term.
In an effort to limit greenhouse gas emissions and combat climate change, multiple countries and cities have announced that they plan to implement a ban on the use in their cities or countries of diesel-powered products in the near or distant future. These countries include China, India and Germany. In addition, California government officials have called for the state to phase out sales of diesel-powered certain vehicles by 2035. To the extent that these types of bans are actually implemented in the future on a broad basis, or in one or more of our key markets, our business over the long-term could experience material adverse impacts.
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

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
June 29 - August 2	—	$—	—	$2,085
August 3 - August 30	—	—	—	2,085
August 31 - September 27	—	—	—	2,085
Total	—	—	—

(1) Shares purchased represent shares under the Board authorized share repurchase program.
(2) Shares repurchased under our Key Employee Stock Investment Plan only occur in the event of a participant default, which cannot be predicted, and were excluded from this column.

In December 2019, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the 2018 repurchase plan. In October 2018, the Board authorized the acquisition of up to $2.0 billion of additional common stock. During the three months ended September 27, 2020, we did not repurchase any common stock under the 2018 authorization. The dollar value remaining available for future purchases under the 2018 program at September 27, 2020, was $85 million.
Our Key Employee Stock Investment Plan allows certain employees, other than officers, to purchase shares of common stock on an installment basis up to an established credit limit. We hold participants’ shares as security for the loans and would, in effect, repurchase shares only if the participant defaulted in repayment of the loan. Effective May 1, 2020, we no longer repurchase shares of common stock associated with participants' sales. Shares are now sold as open-market transactions via a third-party broker.
ITEM 3.  Defaults Upon Senior Securities
Not applicable.
ITEM 4.  Mine Safety Disclosures
Not applicable.
ITEM 5.  Other Information
Not applicable.

ITEM 6. Exhibits
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.
CUMMINS INC.
EXHIBIT INDEX

Exhibit No.	Description of Exhibit
4.1
Third Supplemental Indenture, dated as of August 24, 2020, between Cummins Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Cummins Inc. with the Securities and Exchange Commission on August 24, 2020 (File No. 001-04949)).

4.2
Fourth Supplemental Indenture, dated as of August 24, 2020, between Cummins Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Cummins Inc. with the Securities and Exchange Commission on August 24, 2020 (File No. 001-04949)).

4.3
Fifth Supplemental Indenture, dated as of August 24, 2020, between Cummins Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Cummins Inc. with the Securities and Exchange Commission on August 24, 2020 (File No. 001-04949)).

10.1	Amendment No. 1 to Supplemental Life Insurance and Deferred Income Plan, effective as of July 14, 2020.
10.2
Second Amended and Restated 364-Day Credit Agreement, dated as of August 19, 2020, by and among Cummins Inc., the subsidiary borrowers referred to therein, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Cummins Inc. with the Securities and Exchange Commission on August 25, 2020 (File No.001-04949)).

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
* Filed with this quarterly report on Form 10-Q are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Net Income for the three and nine months ended September 27, 2020 and September 29, 2019, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 27, 2020 and September 29, 2019, (iii) the Condensed Consolidated Balance Sheets at September 27, 2020 and December 31, 2019, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 27, 2020 and September 29, 2019, (v) the Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 27, 2020 and September 29, 2019 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cummins Inc.
Date:	October 27, 2020

	By:	/s/ MARK A. SMITH	By:	/s/ CHRISTOPHER C. CLULOW
		Mark A. Smith		Christopher C. Clulow
		Vice President and Chief Financial Officer		Vice President-Corporate Controller
		(Principal Financial Officer)		(Principal Accounting Officer)