Form 10-K
period 2020-12-31
CUMMINS INC
filed 2021-02-10
CIK 26172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒    No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting stock held by non-affiliates was approximately $24.9 billion at June 28, 2020. This value includes all shares of the registrant's common stock, except for treasury shares.
As of December 31, 2020, there were 147,657,584 shares outstanding of $2.50 par value common stock.
Documents Incorporated by Reference
Portions of the registrant's definitive Proxy Statement for its 2021 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission on Schedule 14A within 120 days after the end of 2020, will be incorporated by reference in Part III of this Form 10-K to the extent indicated therein upon such filing.

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
GOVERNMENT REGULATION
•any adverse results of our internal review into our emissions certification process and compliance with emission standards;
•increased scrutiny from regulatory agencies, as well as unpredictability in the adoption, implementation and enforcement of emission standards around the world;
•policy changes in international trade;
•the U.K.'s exit from the European Union (EU);
•changes in taxation;
•global legal and ethical compliance costs and risks;
•increasingly stringent environmental laws and regulations;
•future bans or limitations on the use of diesel-powered products;
BUSINESS CONDITIONS / DISRUPTIONS
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
•large truck manufacturers and original equipment manufacturers (OEMs) customers discontinuing outsourcing their engine supply needs or experiencing financial distress, particularly related to the COVID-19 pandemic, bankruptcy or change in control;
•a slowdown in infrastructure development and/or depressed commodity prices;
•failure to realize expected results from our investment in Eaton Cummins Automated Transmission Technologies joint venture;
•the actions of, and income from, joint ventures and other investees that we do not directly control;
PRODUCTS AND TECHNOLOGY
•product recalls;
•the development of new technologies that reduce demand for our current products and services;
•lower than expected acceptance of new or existing products or services;
•variability in material and commodity costs;
•product liability claims;

•our sales mix of products;
•protection and validity of our patent and other intellectual property rights;
GENERAL
•disruptions in global credit and financial markets as the result of the COVID-19 pandemic;
•labor relations or work stoppages;
•reliance on our executive leadership team and other key personnel;
•climate change and global warming;
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
•the price and availability of energy;
•the outcome of pending and future litigation and governmental proceedings;
•continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support our future business; and
•other risk factors described in Item 1A. under the caption "Risk Factors."
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

PART I
ITEM 1.    Business
OVERVIEW
We were founded in 1919 as Cummins Engine Company, a corporation in Columbus, Indiana and one of the first diesel engine manufacturers. In 2001, we changed our name to Cummins Inc. We are a global power leader that designs, manufactures, distributes and services diesel, natural gas, electric and hybrid powertrains and powertrain-related components including filtration, aftertreatment, turbochargers, fuel systems, controls systems, air handling systems, automated transmissions, electric power generation systems, batteries, electrified power systems, hydrogen production and fuel cell products. We sell our products to original equipment manufacturers (OEMs), distributors, dealers and other customers worldwide. We serve our customers through a network of over 500 wholly-owned, joint venture and independent distributor locations and over 9,000 Cummins certified dealer locations with service to approximately 190 countries and territories.
COVID-19
The outbreak of the coronavirus disease of 2019 (COVID-19) spread throughout the world and became a global pandemic with the resultant economic impacts evolving into a worldwide recession. The pandemic triggered a significant downturn in our markets globally, which continued to unfavorably impact market conditions throughout 2020 and these challenging market conditions could continue for an extended period of time. In an effort to contain the spread of COVID-19, maintain the well-being of our employees and stakeholders, match the reduced demand from our customers and in accordance with governmental requirements, we closed or partially shut down certain office, manufacturing, distribution and technical center facilities around the world in March 2020. Although most of our manufacturing, distribution and technical center facilities re-opened early in the second quarter of 2020, some operated at reduced capacities, most of our global office buildings remained closed through the remainder of 2020. Despite many of our markets recovering in the second half of 2020, the ongoing spread of the virus prior to widespread vaccination presents several risks to our business, especially in the first half of 2021.
COVID-19 vaccines are currently being administered around the world with the hope that the majority of the population will have access to the vaccine by the middle of 2021. If the distribution and the effectiveness of the vaccine are consistent with current government and health organization estimates, we anticipate the vaccine will mitigate the spread of the virus by the end of 2021 and allow a return to more normal operations in the second half of the year.
OPERATING SEGMENTS
We have five complementary operating segments: Engine, Distribution, Components, Power Systems and New Power. These segments share technology, customers, strategic partners, brand recognition and our distribution network in order to compete more efficiently and effectively in their respective markets. In each of our operating segments, we compete worldwide with a number of other manufacturers and distributors that produce and sell similar products. Our products primarily compete on the basis of performance, price, total cost of ownership, fuel economy, emissions compliance, speed of delivery, quality and customer support.
We use segment earnings or losses before interest expense, income taxes, depreciation and amortization and noncontrolling interests (EBITDA) as the primary basis for the Chief Operating Decision Maker to evaluate the performance of each of our reportable operating segments. We believe EBITDA is a useful measure of our operating performance as it assists investors and debt holders in comparing our performance on a consistent basis without regard to financing methods, capital structure, income taxes or depreciation and amortization methods, which can vary significantly depending upon many factors. See Note 22, "OPERATING SEGMENTS," to the Consolidated Financial Statements for additional information and a reconciliation of our segment information to the corresponding amounts in our Consolidated Statements of Net Income.
Engine Segment
Engine segment sales and EBITDA as a percentage of consolidated results were:

	Years ended December 31,
	2020	2019	2018
Percent of consolidated net sales(1)	32%	34%	35%
Percent of consolidated EBITDA(1)	41%	41%	41%

(1) Measured before intersegment eliminations

The Engine segment manufactures and markets a broad range of diesel and natural gas-powered engines under the Cummins brand name, as well as certain customer brand names, for the heavy and medium-duty truck, bus, recreational vehicle (RV), light-duty automotive, construction, mining, marine, rail, oil and gas, defense and agricultural markets. We manufacture a wide variety of engine products including:
•Engines with a displacement range of 2.8 to 15 liters and horsepower ranging from 48 to 715 and
•New parts and service, as well as remanufactured parts and engines, primarily through our extensive distribution network.
The Engine segment is organized by engine displacement size and serves these end-user markets:
•Heavy-duty truck - We manufacture diesel and natural gas engines that range from 310 to 615 horsepower serving global heavy-duty truck customers worldwide, primarily in North America, China and Australia.
•Medium-duty truck and bus - We manufacture diesel and natural gas engines ranging from 130 to 450 horsepower serving medium-duty truck and bus customers worldwide, with key markets including North America, Europe, Latin America, China, Australia and India. Applications include pick-up, delivery, emergency vehicles, regional haul and vocational trucks and school, transit and shuttle buses. We also provide diesel engines for Class A motor homes (RVs), primarily in North America.
•Light-duty automotive (Pick-up and Light Commercial Vehicle (LCV)) - We manufacture 105 to 400 horsepower diesel engines, including engines for the pick-up truck market for Stellantis N.V. (Chrysler) in North America and LCV markets in China, Russia, Latin America and Korea.
•Off-highway - We manufacture diesel engines that range from 48 to 715 horsepower serving key global markets including construction, mining, marine, rail, oil and gas, defense and agriculture and also the power generation business for standby, mobile and distributed power generation solutions throughout the world.
The principal customers of our heavy-duty truck engines include truck manufacturers such as PACCAR Inc. (PACCAR), Navistar International Corporation (Navistar) and Daimler Trucks North America (Daimler). The principal customers of our medium-duty truck engines include truck manufacturers such as Daimler, Navistar and PACCAR. The principal customers of our light-duty on-highway engines are Gorkovsky Avtomobilny Zavod, Anhui Jianghuai Automobile Group Co., Ltd., Volkswagen Caminhões e Ônibus and China National Heavy Duty Truck Group. The principal customer of our pick-up on-highway engines is Chrysler. We sell our industrial engines to manufacturers of construction and agricultural equipment, including Hyundai Heavy Industries, Xuzhou Construction Machinery Group, Komatsu, John Deere, JLG Industries, Inc. and Guangxi LiuGong Machinery Co., Ltd.

In the Engine segment, our competitors vary from country to country, with local manufacturers generally predominant in each geography. Other independent engine manufacturers include Weichai Power Co. Ltd., Caterpillar Inc. (CAT) and Deutz AG. Truck OEMs may also elect to produce their own engines and we must provide competitive products to win and keep their business. Truck OEMs that currently produce some or all of their own engines include Daimler, PACCAR, TRATON AG, Volvo Powertrain, Ford Motor Company, Navistar, Hino Power, China First Auto Works, Dongfeng Motor Corporation, CNH Industrial and Isuzu.
Distribution Segment
Distribution segment sales and EBITDA as a percentage of consolidated results were:

	Years ended December 31,
	2020	2019	2018
Percent of consolidated net sales(1)	29%	27%	26%
Percent of consolidated EBITDA(1)	22%	18%	16%

(1) Measured before intersegment eliminations

The Distribution segment is our primary sales, service and support channel. The segment serves our customers and certified dealers through a worldwide network of wholly-owned, joint venture and independent distribution locations. Wholly-owned locations operate and serve markets in the eight geographic regions noted below. Joint venture locations serve markets in South America, Southeast Asia, India, Middle East and Africa, while independent distribution locations serve markets in these and other geographies.
Distribution’s mission encompasses the sales and support of a wide range of products and services, including power generation systems, high-horsepower engines, heavy-duty and medium-duty engines designed for on- and off-highway use, application engineering services, custom-designed assemblies, retail and wholesale aftermarket parts and in-shop and field-based repair services. Our familiarity with our customers and our markets allows us to provide sales, service and support to meet our customers' needs.

The Distribution segment is organized and managed as eight geographic regions, including North America, Asia Pacific, Europe, China, Africa and Middle East, Russia, India and Latin America. Across these regions, our locations compete with distributors or dealers that offer similar products. In many cases, these competing distributors or dealers are owned by, or affiliated with the companies that are listed as competitors of the Engine, Components or Power Systems segments. These competitors vary by geographical location and application market.
As part of our ongoing work to optimize marketplace coverage, we make regular operational and managerial changes to the number of outlets that provide sales, service and support to our customers. The current count of distribution and dealer locations is the result of recategorization that includes customer facing product and service operations and excludes non-customer facing locations that provide internal operational support. We serve our customers through a network of over 500 wholly-owned, joint venture and independent distributor locations and over 9,000 Cummins certified dealer locations with service to approximately 190 countries and territories.
Components Segment
Components segment sales and EBITDA as a percentage of consolidated results were:

	Years ended December 31,
	2020	2019	2018
Percent of consolidated net sales(1)	24%	24%	24%
Percent of consolidated EBITDA(1)	32%	31%	29%

(1) Measured before intersegment eliminations

The Components segment supplies products which complement the Engine and Power Systems segments, including aftertreatment systems, turbochargers, transmissions, filtration products, electronics and fuel systems for commercial diesel and natural gas applications. We develop aftertreatment systems, turbochargers, fuel systems, transmissions and electronics to meet increasingly stringent emission and fuel economy standards. We manufacture filtration systems for on- and off-highway heavy-duty and medium-duty equipment, and we are a supplier of filtration products for industrial vehicle applications.
The Components segment is organized around the following businesses:
•Emission solutions - We are a global leader in designing, manufacturing and integrating aftertreatment technology and solutions for the commercial on and off-highway light-duty, medium-duty, heavy-duty and high-horsepower engine markets. Aftertreatment is the mechanism used to convert engine emissions of criteria pollutants, such as particulate matter, nitrogen oxides (NOx), carbon monoxide and unburned hydrocarbons into harmless emissions. Our products include custom engineering systems and integrated controls, oxidation catalysts, particulate filters, selective catalytic reduction systems and engineered components, including dosers. Our emission solutions business primarily serves markets in North America, Europe, China, India, Brazil, Russia and Australia. We serve both OEM first fit and retrofit customers.
•Turbo technologies - We design, manufacture and market turbochargers for light-duty, medium-duty, heavy-duty and high-horsepower diesel markets with worldwide sales and distribution. We provide critical air handling technologies for engines to meet challenging performance requirements and worldwide emission standards. We primarily serve markets in North America, Europe, China, India, Brazil, Russia and Australia.
•Filtration - We design, manufacture and sell filters, coolant and chemical products. Our filtration business offers over 8,800 products for first fit and aftermarket applications including air filters, fuel filters, fuel water separators, lube filters, hydraulic filters, coolants, fuel additives and other filtration systems to OEMs, dealers/distributors and end-users. We support a wide customer base in a diverse range of markets including on and off-highway segments such as oil and gas, agriculture, mining, construction, power generation and marine. We produce and sell globally recognized Fleetguard® branded products in over 130 countries including countries in North America, Europe, South America, Asia and Africa. Fleetguard products are available through thousands of distribution points worldwide.
•Electronics and fuel systems - We design, develop and supply electronic control modules (ECMs), sensors and supporting software for on-highway, off-highway and power generation applications. We also design and manufacture new, replacement and remanufactured fuel systems for medium-duty, heavy-duty and high-horsepower diesel engine markets. We primarily serve markets in North America, China, India, Europe and Brazil.
•Automated transmissions - We develop and supply automated transmissions for the heavy-duty commercial vehicle market. Formed in 2017, the Eaton Cummins Automated Transmission Technologies joint venture is a consolidated 50/50 joint venture between Cummins Inc. and Eaton Corporation Plc. and serves markets in North America and China.

Customers of the Components segment generally include the Engine, Distribution and Power Systems segments, joint ventures including Beijing Foton Cummins Engine Co., Ltd., Dongfeng Cummins Emission Solutions Co., Ltd. and Tata Cummins Ltd., truck manufacturers and other OEMs, many of which are also customers of the Engine segment, such as PACCAR, Daimler, Navistar, Volvo, Komatsu, Scania, Chrysler and other manufacturers that use our components in their product platforms.
The Components segment competes with other manufacturers of aftertreatment systems, filtration, turbochargers, fuel systems and transmissions. Our primary competitors in these markets include Robert Bosch GmbH, Donaldson Company, Inc., Parker-Hannifin Corporation, Mann+Hummel Group, Garrett Motion, Inc., Borg-Warner Inc., Tenneco Inc., Eberspacher Holding GmbH & Co. KG, Denso Corporation, Allison Transmission and Aisin Seiki Co., Ltd.
Power Systems Segment
Power Systems segment sales and EBITDA as a percentage of consolidated results were:

	Years ended December 31,
	2020	2019	2018
Percent of consolidated net sales(1)	15%	15%	15%
Percent of consolidated EBITDA(1)	11%	14%	17%

(1) Measured before intersegment eliminations

The Power Systems segment is organized around the following product lines:
•Power generation - We design, manufacture, sell and support standby and prime power generators ranging from 2 kilowatts to 3.5 megawatts, as well as controls, paralleling systems and transfer switches, for applications such as consumer, commercial, industrial, data centers, health care, global rental business, telecommunications and waste water treatment plants. We also provide turnkey solutions for distributed generation and energy management applications using natural gas, diesel or biogas as a fuel.
•Industrial - We design, manufacture, sell and support diesel and natural gas high-speed, high-horsepower engines up to 5,500 horsepower for a wide variety of equipment in the mining, rail, defense, oil and gas, and commercial marine applications throughout the world.
•Generator technologies - We design, manufacture, sell and support A/C generator/alternator products for internal consumption and for external generator set assemblers. Our products are sold under the Stamford and AVK brands and range in output from 3 kilovolt-amperes (kVA) to 12,000 kVA.
Our customer base for Power Systems offerings is highly diversified, with customer groups varying based on their power needs. India, China, Europe, Latin America and the Middle East are our largest geographic markets outside of North America.
In the markets served by the Power Systems segment, we compete with a variety of independent engine manufacturers and generator set assemblers as well as OEMs who manufacture engines for their own products around the world. Our primary competitors are CAT, MTU (Rolls Royce Power Systems Group) and Kohler/SDMO (Kohler Group), but we also compete with INNIO, Generac, Mitsubishi Heavy Industries (MHI) and numerous regional generator set assemblers. Our alternator business competes globally with Leroy Somer (NIDEC), Marathon Electric and Meccalte, among others.
New Power Segment
The New Power segment designs, manufactures, sells and supports hydrogen production solutions as well as electrified power systems ranging from fully electric to hybrid along with innovative components and subsystems, including battery and fuel cell technologies.
In the third quarter of 2019, we formed a joint venture with L'Air Liquide, S.A. via the purchase of Hydrogenics Corporation, which was consolidated and included in the New Power segment. See Note 20 "ACQUISITIONS," to the Consolidated Financial Statements for additional information.
We anticipate our customer base for New Power offerings will be highly diversified, representing multiple end markets with a broad range of application requirements. We established relationships with Gillig for the urban bus market in North America, Blue Bird for the school bus market in North America, Alstom Transport in Europe for PEM fuel cell powered regional commuter trains and L'Air Liquide S.A. for on-site hydrogen production. We will continue to pursue additional relationships in markets as they adopt hydrogen and electric solutions.

In the markets served by the New Power segment, we compete with electric start-ups, powertrain component manufacturers, vertically integrated OEMs and entities providing hydrogen production solutions. Our primary competitors include Proterra, Inc., Daimler, PACCAR, Volvo, Navistar, TRATON AG, BYD Company Limited, Dana Incorporated, Akasol AG, Ballard Power Systems, Inc. and Nel ASA.
JOINT VENTURES, ALLIANCES AND NON-WHOLLY-OWNED SUBSIDIARIES
We entered into a number of joint venture agreements and alliances with business partners around the world. Our joint ventures are either distribution or manufacturing entities. We also own controlling interests in non-wholly-owned manufacturing and distribution subsidiaries.
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
Our equity income from these investees was as follows:

	Years ended December 31,
In millions	2020			2019		2018
Manufacturing entities
Beijing Foton Cummins Engine Co., Ltd.	$113		30%	$60	22%	$72	21%
Dongfeng Cummins Engine Company, Ltd.	63		17%	52	19%	58	17%
Chongqing Cummins Engine Company, Ltd.	35		9%	41	15%	51	15%
All other manufacturers	134	(1)(2)	35%	88	33%	129	39%
Distribution entities
Komatsu Cummins Chile, Ltda.	31		8%	28	10%	26	8%
All other distributors	2		1%	2	1%	—	—%
Cummins share of net income(3)	$378		100%	$271	100%	$336	100%

(1) Includes $37 million in favorable adjustments related to tax changes within India's 2020-2021 Union Budget of India (India Tax Law Change) passed in March 2020. See NOTE 4, "INCOME TAXES," to our Consolidated Financial Statements for additional information on India Tax Law Change.

(2) Includes impairment charges of $13 million and loss on sale of business of $8 million for a joint venture in the Power Systems segment.
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

Manufacturing Entities
Our manufacturing joint ventures have generally been formed with customers and are primarily intended to allow us to increase our market penetration in geographic regions, reduce capital spending, streamline our supply chain management and develop technologies. Our largest manufacturing joint ventures are based in China and are included in the list below. Our engine manufacturing joint ventures are supplied by our Components segment in the same manner as it supplies our wholly-owned Engine segment and Power Systems segment manufacturing facilities. Our Components segment joint ventures and wholly-owned entities provide electronics, fuel systems, filtration, aftertreatment systems, turbocharger products and automated transmissions that are used with our engines as well as some competitors' products. The results and investments in our joint ventures in which we have 50 percent or less ownership interest (except for Eaton Cummins Automated Transmission Technologies joint venture which is consolidated due to our majority voting interest) discussed below are included in “Equity, royalty and interest income from investees” and “Investments and advances related to equity method investees” in our Consolidated Statements of Net Income and Consolidated Balance Sheets, respectively.
•Beijing Foton Cummins Engine Co., Ltd. - Beijing Foton Cummins Engine Co., Ltd. is a joint venture in China with Beiqi Foton Motor Co., Ltd., a commercial vehicle manufacturer, which has two distinct lines of business - a light-duty business and a heavy-duty business. The light-duty business produces our families of ISF 2.8 liter to 4.5 liter high performance light-duty diesel engines in Beijing. These engines are used in light-duty and medium-duty commercial trucks, pick-up trucks, buses, multipurpose and sport utility vehicles with main markets in China, Brazil and Russia. Certain types of small construction equipment and industrial applications are also served by these engine families. The heavy-duty business produces the X11, X12 and X13, ranging from 10.5 liter to 12.9 liter, high performance heavy-duty diesel engines in Beijing. Certain types of construction equipment and industrial applications are also served by these engine families.
•Dongfeng Cummins Engine Company, Ltd. - Dongfeng Cummins Engine Company, Ltd. (DCEC) is a joint venture in China with Dongfeng Automotive Co. Ltd., a subsidiary of Dongfeng Motor Corporation and one of the largest medium-duty and heavy-duty truck manufacturers in China. DCEC produces 3.9 liter to 14 liter diesel engines with a power range from 80 to 680 horsepower and natural gas engines. On-highway engines are used in multiple applications in light-duty and medium-duty trucks, special purpose vehicles, buses and heavy-duty trucks with a main market in China. Off-highway engines are used in a variety of construction, power generation, marine and agriculture markets in China.
•Chongqing Cummins Engine Company, Ltd. - Chongqing Cummins Engine Company, Ltd. is a joint venture in China with Chongqing Machinery and Electric Co. Ltd. This joint venture manufactures several models of our heavy-duty and high-horsepower diesel engines primarily serving the industrial and stationary power markets in China.
Distribution Entity
Komatsu Cummins Chile, Ltda. - Komatsu Cummins Chile, Ltda. is a joint venture with Komatsu America Corporation. The joint venture is a distributor that offers the full range of our products and services to customers and end-users in Chile and Peru. See further discussion of our distribution network under the Distribution segment section above.
Non-Wholly-Owned Subsidiaries
We have a majority voting interest in Eaton Cummins Automated Transmission Technologies (ECJV) by virtue of a tie-breaking vote on the joint venture’s board of directors. ECJV develops and supplies automated transmissions for the heavy-duty commercial vehicle market.
We have a controlling interest in Cummins India Ltd. (CIL), which is a publicly listed company on various stock exchanges in India. CIL produces medium-duty, heavy-duty and high-horsepower diesel engines, generators for the Indian and export markets and natural gas spark-ignited engines for power generation, automotive and industrial applications. CIL also has distribution and power generation operations.
In the third quarter of 2019, we formed a joint venture with L'Air Liquide S.A. via the purchase of Hydrogenics Corporation, which was consolidated and included in our New Power segment. The Hydrogen Company, a wholly-owned subsidiary of L'Air Liquide S.A., maintains a 19 percent noncontrolling interest in Hydrogenics Corporation. See Note 20, "ACQUISITIONS", to the Consolidated Financial Statements for additional information.
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

We use a combination of proactive and reactive methodologies to enhance our understanding of supply base risks which guide the development of risk monitoring and sourcing strategies. Our category strategy process (a process designed to create the most value for the company) supports the review of our long-term needs and guides decisions on what we make internally and what we purchase externally. For the items we decide to purchase externally, the strategies also identify the suppliers we should partner with long-term to provide the best technology, the lowest total cost and highest supply chain performance. We design and/or manufacture our strategic components used in or with our engines and power generation units and New Power products. Key suppliers are managed through long-term supply and cost sharing agreements that assure capacity, delivery, quality and cost requirements are met over an extended period.

Other important elements of our sourcing strategy include:
• working with suppliers to measure and improve their environmental footprint;
• selecting and managing suppliers to comply with our supplier code of conduct; and
• assuring our suppliers comply with our prohibited and restricted materials policy.

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
SEASONALITY
While individual product lines may experience modest seasonal variation in production, there is no material effect on the demand for the majority of our products on a quarterly basis with the exception that our Power Systems segment normally experiences seasonal declines in the first quarter due to general declines in construction spending during this period.
LARGEST CUSTOMERS
We have thousands of customers around the world and have developed long-standing business relationships with many of them. PACCAR is our largest customer, accounting for 15 percent of our consolidated net sales in 2020, 17 percent in 2019 and 15 percent in 2018. We have long-term supply agreements with PACCAR for our heavy-duty and medium-duty engines and aftertreatment systems. While a significant number of our sales to PACCAR are under long-term supply agreements, these agreements provide for particular engine requirements for specific vehicle models and not a specific volume of engines or aftertreatment systems. PACCAR is our only customer accounting for more than 10 percent of our net sales in 2020. The loss of this customer or a significant decline in the production level of PACCAR vehicles that use our engines would have an adverse effect on our results of operations and financial condition. We have been an engine supplier to PACCAR for 76 years. A summary of principal customers for each operating segment is included in our segment discussion.
In addition to our agreement with PACCAR, we have long-term heavy-duty and medium-duty engine and aftertreatment system supply agreements with Navistar and Daimler. We also have an agreement with Chrysler to supply engines for its Ram trucks. Collectively, our net sales to these four customers, including PACCAR, were 32 percent of our consolidated net sales in 2020, 37 percent in 2019 and 35 percent in 2018. Excluding PACCAR, net sales to any single customer were less than 7 percent of our consolidated net sales in 2020, less than 9 percent in 2019 and less than 9 percent in 2018. These agreements contain standard purchase and sale agreement terms covering engine, aftertreatment and engine parts pricing, quality and delivery commitments, as well as engineering product support obligations. The basic nature of our agreements with OEM customers is that they are long-term price and operations agreements that help assure the availability of our products to each customer through the duration of the respective agreements. Agreements with most OEMs contain bilateral termination provisions giving either party the right to terminate in the event of a material breach, change of control or insolvency or bankruptcy of the other party.
BACKLOG
We have supply agreements with some truck and off-highway equipment OEMs, however most of our business is transacted through open purchase orders. These open orders are historically subject to month-to-month releases and are subject to cancellation on reasonable notice without cancellation charges and therefore are not considered firm. At December 31, 2020, we did not have any significant backlogs.
RESEARCH AND DEVELOPMENT
In 2020, we continued to invest in future critical technologies and products. We will continue to make investments to develop new products and improve our current technologies to meet future emission requirements around the world and improve fuel economy performance of diesel and natural gas-powered engines and related components as well as development activities around fully electric, hybrid and hydrogen power solutions and hydrogen production.
Our research and development programs are focused on product improvements, product extensions, innovations and cost reductions for our customers. Research and development expenditures include salaries, contractor fees, building costs, utilities, testing, technical IT, administrative expenses and allocation of corporate costs and are expensed, net of contract reimbursements, when incurred. From time to time, we enter into agreements with customers and government agencies to fund a portion of the research and development costs of a particular project. When not associated with a sales contract, we generally account for these reimbursements as an offset to the related research and development expenditure. Research and development expenses, net of contract reimbursements, were $903 million in 2020, $998 million in 2019 and $894 million in 2018. Contract reimbursements were $86 million, $90 million and $120 million in 2020, 2019 and 2018, respectively.
ENVIRONMENTAL SUSTAINABILITY
We are committed to making people's lives better by powering a more prosperous world. That prosperity includes strong communities, robust business and environmental sustainability.

The highest level of accountability for our climate-related risks and opportunities is with the Safety, Environment and Technology (SET) Committee of the Board of Directors (the Board). The Action Committee for Environmental Sustainability meets monthly and reports to the Chairman and to the SET Committee at least annually.
In late 2019, we introduced PLANET 2050, a sustainability strategy focused on three priority areas: addressing climate change and air emissions, using natural resources in the most sustainable way and improving communities. The strategy includes eight specific goals to achieve by 2030, including science-based carbon dioxide reduction targets for newly sold products and facilities, as well as aspirational targets for 2050. We are currently evaluating how the new goals will be integrated into business planning and will report on progress beginning in 2022.
Our Sustainability Progress Report for 2019/2020 reports on environmental sustainability goals and commitments from our 2014 plan as well as other key environmental and climate metrics and targets. The 2014 plan goals were as follows:
•partnering with customers to improve the fuel efficiency of our products in use, targeting an annual run-rate reduction of 3.5 million metric tons of carbon dioxide;
•achieving a 32 percent energy intensity reduction from company facilities by the end of 2020 (using a baseline year of 2010) and increasing the portion of electricity we use derived from renewable sources;
•reducing direct water use by 50 percent adjusted for hours worked and achieving water neutrality at 15 sites by the end of 2020;
•increasing our recycling rate from 88 percent to 95 percent and achieving zero disposal at 30 sites by the end of 2020 and
•utilizing the most efficient methods and modes to move goods across our network to reduce carbon dioxide per kilogram of goods moved by 10 percent by the end of 2020.
Our progress through the end of 2020 will be summarized in our Sustainability Progress Report to be published later in 2021. This report is not incorporated by reference into this filing.

The most recent Sustainability Progress Report and prior reports, as well as a Data Book of more detailed environmental data in accordance with the Global Reporting Initiative's Standard core compliance designation, are available on our website at www.cummins.com. Our annual submission to the Carbon Disclosure Project (CDP) for climate change and water are also available on the website. The climate submission provides information on our scenario planning exercise for climate and other risks as requested by CDP. We also published our first report in accordance with the Sustainability Accounting Standards Board in 2020. These reports and data book are not incorporated into this Form 10-K by reference.
We continue to articulate our positions on key public policy issues and on a wide range of environmental issues. We are actively engaged with regulatory, industry and other stakeholder groups around the world as greenhouse gases (GHG) and fuel efficiency standards become more prevalent globally. We were named number 24 in Newsweek's Most Responsible Companies ranking, number 50 among Barron's Top 100 Most Sustainable Companies as well as named to the Dow Jones North American Sustainability Index for the fifteenth consecutive year in 2020.
ENVIRONMENTAL COMPLIANCE
Product Certification and Compliance
Our engines are subject to extensive statutory and regulatory requirements that directly or indirectly impose standards governing emissions and noise. Over the past several years we have increased our global environmental compliance presence and expertise to understand and meet emerging product environmental regulations around the world. Our ability to comply with these and future emission standards is an essential element in maintaining our leadership position in regulated markets. We have made, and will continue to make, significant capital and research expenditures to comply with these standards.
We strive to be a leader in developing and implementing technologies that provide customers with the highest performing products while minimizing the impact on the environment, and we have a long history of working with governments and regulators to achieve these goals. We remain committed to ensuring our products meet all current and future emission standards and delivering value to our customers.
Formed in 2019, the Product Compliance and Regulatory Affairs team leads both engine emissions certification and compliance and regulatory affairs initiatives. This organization is led by the Vice President - Product Compliance and Regulatory Affairs who reports directly to the Chief Executive Officer, and the new Vice President joins the Cummins Executive Team and Cummins Leadership Team. The focus of this organization is to strengthen our ability to design great products that help our customers win while ensuring compliance with increasingly challenging global emission regulations. The organization also works to enhance our collaboration with the agencies setting the direction and regulations of emissions to best ensure we are meeting every expectation today while planning for future changes.
Following conversations with the U.S. Environmental Protection Agency (EPA) and California Air Resources Board (CARB) regarding certification for the engines in the 2019 RAM 2500 and 3500 trucks, we made the decision to review our certification process and compliance with emission standards. This review is being conducted with external advisers to ensure the certification and all of our processes for our pick-up truck applications are consistent with our internal policies, engineering standards and applicable laws. In addition, we voluntarily disclosed our formal internal review to the regulators and to other government agencies, the Department of Justice (DOJ) and the Securities and Exchange Commission (SEC), and worked cooperatively with them to ensure a complete and thorough review. We fully cooperated with the DOJ's and the SEC's information requests and inquiries and, based on recent communications with these agencies, we do not expect further inquiries. See Note 14, "COMMITMENTS AND CONTINGENCIES," to the Consolidated Financial Statements for additional information.
Engine Certifications
Our engines are certified globally through various categories within on-highway and off-highway applications. Regulations in these categories typically control nitrous oxides (NOx), particulate matter (PM) and GHG. The current on-highway NOx and PM emission standards came into effect in India on April 1, 2020, (BS VI), China on July 1, 2019, (NS VI), the EU on January 1, 2013, (Euro VI) and on January 1, 2010, for the EPA. To meet these regulations, mid-range and heavy-duty engines for India, China, EU and EPA require NOx aftertreatment. NOx reduction is achieved by an integrated technology solution comprised of the XPI High Pressure Common Rail fuel system, SCR technology (in some cases), next-generation cooled EGR, advanced electronic controls, proven air handling and the Cummins Diesel Particulate Filter (DPF). The Ministry of Road Transport and Highways, Ministry of Ecology and Environment, EU, EPA and CARB have certified that our engines meet the current emission requirements. Emission standards in international markets, including Japan, Mexico, Australia, Brazil and Russia are becoming more stringent. We believe that our experience in meeting the EU and EPA emission standards leaves us well positioned to take advantage of opportunities in these markets as the need for emission control capability grows.
In 2013, we certified to EPA's first ever GHG regulations for on-highway medium and heavy-duty engines. Additionally, the EPA 2013 regulations added the requirement of on-board diagnostics, which were introduced on the ISX 15 in 2010, across the full on-highway product line while maintaining the same near-zero emission levels of NOx and PM required in 2010. On-board diagnostics provide enhanced service capability with standardized diagnostic trouble codes, service tool interface, in-cab warning lamp and service information availability. The new GHG and fuel-efficiency regulations were required for all heavy-duty diesel and natural gas engines beginning in January 2014. Our GHG certification was the first engine certificate issued by the EPA and uses the same proven base engine with the XPI fuel system, variable geometry turbocharger (VGTTM) and Cummins aftertreatment system with DPF and SCR technology. Application of these engines and aftertreatment technologies continues in our products that comply with the 2021 GHG regulations.
Our off-highway engines designed for Tier 4 / Stage V standards were based on our extensive on-highway experience developing SCR, high pressure fuel systems, DPF and VGTTM. Our products offer low fuel consumption, high torque rise and power output, extended maintenance intervals, reliable and durable operation and a long life to overhaul period, all while meeting the most stringent emission standards in the industrial market. Our off-highway products power multiple applications including construction, mining, marine, agriculture, rail, defense and oil and gas and serve a global customer base. The current EPA Tier 4 off-highway emission standards came into effect between 2013-2015 for all engine power categories. The current EU Stage V off-highway emission standards became effective in 2019 for certain engine power categories and were completely effective January 2021 for all remaining categories.
Other Environmental Statutes and Regulations
Expenditures for environmental control activities and environmental remediation projects at our facilities in the U.S. have not been a substantial portion of our annual expenses and are not expected to be material in 2021. We believe we are in compliance in all material respects with laws and regulations applicable to our plants and operations.
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

HUMAN CAPITAL RESOURCES
At December 31, 2020, we employed approximately 57,825 persons worldwide. Approximately 20,279 of our employees worldwide are represented by various unions under collective bargaining agreements that expire between 2021 and 2025.
Throughout our company’s 100-year history, we always recognized that people drive the strength of our business and our ability to effectively serve our clients and sustain our competitive position. We are focused on harmonizing our approach to talent to provide seamless opportunities and better experiences to our employees around the world. The disruptive events of 2020 gave even greater importance for us to complete the strategic work in Human Resources that calls for our company to “Inspire and Encourage All Employees to Reach Their Full Potential.” This strategy has key focus areas: creating a diverse and inclusive work environment; engaging employees and their families in improving wellness; developing self-aware and effective leaders; and extending our talent management philosophies in performance management, compensation management, competency building, and access to development opportunities to all employees.
Leadership and Talent Management
Managing our human capital resources is a key focus of the company. In 2020, the Board recast our Compensation Committee as the Talent Management and Compensation Committee to reflect the Board’s commitment to overseeing and providing guidance to our leadership team in this important work.
We strive to create a leadership culture that begins with authentic leaders who create an outstanding place to work by encouraging all employees to achieve their full potential. We encourage leaders to connect our people and their work to our mission, vision, values, brand promise and strategies of the company, motivating and giving them a higher sense of purpose. We have developed leadership and employee development programs for employees ranging from the manufacturing floor and technicians through middle management and executive development. When an individual joins Cummins, we are committed to providing both that employee and their manager with the tools and resources to manage their career and navigate in a large global organization. Through our Talent Management strategy our goal is to ensure all employees have access to the development and career opportunities that a global company enables.
Competitive Pay and Benefits
To attract and retain the best employees, we focus on providing competitive pay and benefits. Our programs target the market for competitiveness and sustainability while ensuring that we honor our core values. We provide benefit programs with the goal of improving physical, mental and financial wellness of our employees throughout their lifetime. Some examples include base and variable pay, medical, paid time off, retirement saving plans and employee stock purchase plans.
When designing our base pay compensation ranges, we do market analysis to be sure ranges are current and our employees are advancing their earning potential. We also do annual compensation studies to assess market movement, pay equity and living wages. For example, in 2018, we conducted a living wage analysis globally to ensure our employees were making a living wage in the countries they live and work. We incorporated this living wage assessment into our annual compensation structure to ensure that current and new hires never fall below this threshold. In the U.S. for example, the living wage in 2019 was $15 per hour, although most positions pay more than that. We continually review wages globally to ensure we are fair, equitable, competitive and can attract and retain the best talent.
We also provide diverse benefit programs that are aligned with our values and focused on supporting employees and their families based on their unique needs, some of which are: tiered health care cost so that more junior employees pay less for their premiums; paid parental leave for primary and secondary caregivers; advanced medical services from clinicians to support complex health care needs and employee assistance programs with diverse providers that can meet a range of employee needs from race related trauma to financial planning to transgender transition support.
Employee Safety and Wellness
Cummins is committed to being world-class in health and safety. We strive to ensure a workplace with zero incidents. We are committed to removing conditions that cause personal injury or occupational illness and we make decisions and promote behaviors that protect others from risk of injury. We publicly disclose metrics on our rate of recordable injuries, our rate of lost workdays due to injury and the rate of injuries involving contractors.
Our response to the COVID-19 global pandemic illustrated our commitment to safety. To support both our customers and communities, we made keeping employees safe our top priority. Most of our employees who can work from home have been doing so since the outbreak of the pandemic and we have provided them with the tools and support to do so. This allowed us to focus resources and investments on our engineering and production facilities. In those facilities, we have taken many steps to protect the health and safety of our people, including:
•Mandatory health screenings at our plants and facilities;
•Personal protective equipment for frontline employees;
•Masks required inside open plants and facilities;
•Redesigned exits, entrances and production lines to encourage social distancing;
•Enhanced cleaning protocols before, during and after shifts;
•Expanded healthcare and leave programs to support employees and their families; and
•Manufacturing our own face masks to provide to our employees free of charge.
Diversity, Equity and Inclusion
Diversity, equity and inclusion at all levels of the company are critical to our ability to innovate, to win in the marketplace and to create sustainable success. Having diverse, equitable and inclusive workplaces allows us to attract and retain the best employees to deliver results for our shareholders. This is exemplified by the composition of the Board of which 4 of 12 directors are female and 4 of 12 directors are ethnically diverse. In addition, 50 percent of our executive team is female and 40 percent of our leadership team is female. We disclose publicly the percentage of women in supervisory roles and the overall workforce. We also launched several initiatives to increase representation of minorities in the workplace. We have created a Global Inclusion Leadership Council to oversee more than 100 employee resource groups around the world to provide opportunities to employees from all backgrounds for leadership training, cross cultural learning and professional development. In 2020, we launched Cummins Advocating for Racial Equity (CARE), which seeks to drive a sustainable impact in dismantling institutional racism and creating systemic equity.
For more information on the topics above and our management of our human capital resources, please go to sustainability.cummins.com. Information from our sustainability report and sustainability webpage is not incorporated by reference into this filing.
AVAILABLE INFORMATION
We file annual, quarterly and current reports, proxy statements and other information electronically with the SEC. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that Cummins files electronically with the SEC. The SEC's internet site is www.sec.gov.
Our internet site is www.cummins.com. You can access our Investors and Media webpage through our internet site, by clicking on the heading "About" followed by the "Cummins Inc. Investor website" link. We make available, free of charge, on or through our Investors and Media webpage, our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 or the Securities Act of 1933, as amended, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.
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
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Following are the names and ages of our executive officers, their positions with us at January 31, 2021 and summaries of their backgrounds and business experience:

Name and Age	Present Cummins Inc. position and year appointed to position	Principal position during the past five years other than Cummins Inc. position currently held
N. Thomas Linebarger (58)	Chairman of the Board of Directors and Chief Executive Officer (2012)

Livingston L. Satterthwaite (60)	President and Chief Operating Officer (2019)	Vice President and President—Distribution Business (2015-2019)
Sherry A. Aaholm (58)	Vice President—Chief Information Officer (2013)
Peter W. Anderson (54)	Vice President—Global Supply Chain and Manufacturing (2017)	Principal/Partner—Ernst & Young LLP (2006-2017)
Sharon R. Barner (63)	Vice President—General Counsel and Corporate Secretary (2020)	Vice President—General Counsel (2012-2020)
Christopher C. Clulow (49)	Vice President—Corporate Controller (2017)	Controller—Components Segment (2015-2017)
Jill E. Cook (57)	Vice President—Chief Human Resources Officer (2003)
Amy R. Davis (51)	Vice President and President—New Power Segment (2020)	Vice President—Cummins Filtration (2018-2020) General Manager—Filtration Business (2015-2018)
Tracy A. Embree (47)	Vice President and President— Distribution Business (2019)	Vice President and President— Components Group (2015-2019)
Thaddeus B. Ewald (53)	Vice President—Corporate Strategy and Business Development (2010)
Walter J. Fier (56)	Vice President—Chief Technical Officer (2019)	Vice President—Engineering, Engine Business (2015-2019)
Donald G. Jackson (51)	Vice President—Treasury and Tax (2020)	Vice President—Treasurer (2015-2020)
Melina M. Kennedy (51)	Vice President—Product Compliance and Regulatory Affairs (2019)	Executive Director—Pick-up Truck, Engine Business (2018-2019) Executive Director—Rail & Defense (2017-2018) General Manager—Rail & Defense (2014-2017)
Norbert Nusterer (52)	Vice President and President—Power Systems (2016)	Vice President—New and ReCon Parts (2011-2016)
Mark J. Osowick (53)	Vice President—Human Resources Operations (2014)
Srikanth Padmanabhan (56)	Vice President and President—Engine Business (2016)	Vice President—Engine Business (2014-2016)
Marya M. Rose (58)	Vice President—Chief Administrative Officer (2011)
Jennifer Rumsey (47)	Vice President and President—Components Group (2019)	Vice President—Chief Technical Officer (2015-2019)
Mark A. Smith (53)	Vice President—Chief Financial Officer (2019)	Vice President—Financial Operations (2016-2019) Vice President—Investor Relations and Business Planning and Analysis (2014-2016)
Nathan R. Stoner (43)	Vice President—China ABO (2020)	General Manager—Partnerships and EBU China Joint Venture Business (2018-2020) General Manager—Power Systems Business, China (2016-2018) Executive Director—Corporate Business Development (2013-2016)

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
GOVERNMENT REGULATION
We are conducting a formal internal review of our emission certification process and compliance with emission standards with respect to our pick-up truck applications and are working with the EPA and CARB to address their questions about these applications. The results of this formal review and regulatory processes, or the discovery of any noncompliance issues, could have a material adverse impact on our results of operations and cash flows.
We previously announced that we are conducting a formal internal review of our emissions certification process and compliance with emission standards with respect to all of our pick-up truck applications, following conversations with the EPA and CARB regarding certification of our engines for model year 2019 RAM 2500 and 3500 trucks. During conversations with the EPA and CARB about the effectiveness of our pick-up truck applications, the regulators raised concerns that certain aspects of our emissions systems may reduce the effectiveness of our emissions control systems and thereby act as defeat devices. As a result, our internal review focuses, in part, on the regulators’ concerns. We are working closely with the regulators to enhance our emissions systems to improve the effectiveness of all of our pick-up truck applications and to fully address the regulators’ requirements. Based on discussions with the regulators, we have developed a new calibration for the engines in model year 2019 RAM 2500 and 3500 trucks that has been included in all engines shipped since September 2019. During our discussions, the regulators have asked us to look at other model years and other engines. We will continue to work together closely with the relevant regulators to develop and implement recommendations for improvement as part of our ongoing commitment to compliance.

Due to the continuing nature of the formal review, our ongoing cooperation with the regulators and the presence of many unknown facts and circumstances, we are not yet able to estimate the financial impact of these matters. It is possible that the consequences of any remediation plans resulting from our formal review and these regulatory processes could have a material adverse impact on our results of operations and cash flows in the periods in which these emissions certification issues are addressed.
Our products are subject to extensive statutory and regulatory requirements that can significantly increase our costs and, along with increased scrutiny from regulatory agencies and unpredictability in the adoption, implementation and enforcement of increasingly stringent and fragmented emission standards by multiple jurisdictions around the world, could have a material adverse impact on our results of operations, financial condition and cash flows.
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
Developing engines and components to meet more stringent and changing regulatory requirements, with different implementation timelines and emission requirements, makes developing engines efficiently for multiple markets complicated and could result in substantial additional costs that may be difficult to recover in certain markets. While we have met previous deadlines, our ability to comply with existing and future regulatory standards will be essential for us to maintain our competitive position in the engine applications and industries we serve. The successful development and introduction of new and enhanced products in order to comply with new regulatory requirements are subject to other risks, such as delays in product development, cost over-runs and unanticipated technical and manufacturing difficulties.
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
On January 31, 2020, the U.K. exited from the EU (BREXIT). Additionally, the results of the U.K.’s BREXIT caused, and may continue to cause, volatility in global stock markets, currency exchange rate fluctuations and global economic uncertainty. Although it is unknown what the terms of the U.K.’s future relationship with the EU will be, it is possible that there will be higher tariffs or greater restrictions on imports and exports between the U.K. and the EU and increased regulatory complexities. The effects of BREXIT will depend on any agreements the U.K. makes to retain access to EU markets either during a transitional period or on a permanent basis. These measures could potentially disrupt our supply chain, including delays of imports and exports, limited access to human capital within some of the target markets and jurisdictions in which we operate and adverse changes to tax benefits or liabilities in these or other jurisdictions. In addition, BREXIT could lead to legal uncertainty and potentially divergent national laws and regulations, including with respect to emissions and similar certifications granted to us by the EU, as the U.K. determines which EU laws to replace or replicate. Any of these effects of BREXIT, among others, could have a material adverse impact on our results of operations, financial condition and cash flows.
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
In an effort to limit greenhouse gas emissions and combat climate change, multiple countries and cities have announced that they plan to implement a ban on the use in their countries or cities of diesel-powered products in the near or distant future. These countries include China, India and Germany. In addition, California government officials have called for the state to phase out sales of diesel-powered certain vehicles by 2035. To the extent that these types of bans are actually implemented in the future on a broad basis, or in one or more of our key markets, our diesel business over the long-term could experience material adverse impacts.
BUSINESS CONDITIONS / DISRUPTIONS
We are vulnerable to supply shortages from single-sourced suppliers, including suppliers that may be impacted by the COVID-19 pandemic, and any delay in receiving critical supplies could have a material adverse effect on our results of operations, financial condition and cash flows.
We single source a significant number of parts and raw materials critical to our business operations. Any delay in our suppliers' deliveries may adversely affect our operations at multiple manufacturing locations, forcing us to seek alternative supply sources to avoid serious disruptions. Delays may be caused by factors affecting our suppliers (including the COVID-19 pandemic, capacity constraints, port congestion, labor disputes, economic downturns, availability of credit or impaired financial condition), suppliers' allocations to other purchasers, weather emergencies, natural disasters, acts of government or acts of war or terrorism. In particular, if the COVID-19 pandemic continues and results in extended periods of travel, commercial and other restrictions, we could continue to incur global supply disruptions. Any extended delay in receiving critical supplies could impair our ability to deliver products to our customers and have a material adverse effect on our results of operations, financial condition and cash flows.
A sustained market slowdown due to the impacts from the COVID-19 pandemic, other public health crises, epidemics or pandemics or otherwise, could have a material and adverse effect on our results of operations, financial condition and cash flows.
The COVID-19 pandemic triggered a significant downturn in our markets globally and these challenging market conditions could continue for an extended period of time. Most global economies slowed and there is still much uncertainty as to when these global markets will fully recover. If any or all of these major markets were to endure a sustained slowdown or recession due to the impacts of the COVID-19 pandemic, other public health crises, epidemics or pandemics or otherwise decline, it could have a material adverse effect on our results of operations, financial condition and cash flows.
Our manufacturing and supply chain abilities may be materially and adversely impacted by an extended shutdown or disruption of our operations due to the COVID-19 pandemic which could materially and adversely affect our results of operations, financial condition and cash flows.
The outbreak of COVID-19 spread throughout the world and became a global pandemic with the resultant economic impacts evolving into a worldwide recession. The pandemic triggered a significant downturn in our markets globally, which continued to unfavorably impact market conditions throughout 2020 and these challenging market conditions could continue for an extended period of time. In an effort to contain the spread of COVID-19, maintain the well-being of our employees and stakeholders, match the reduced demand from our customers and in accordance with governmental requirements, we closed or partially shut down certain office, manufacturing, distribution and technical center facilities around the world in March 2020. Although most of our manufacturing, distribution and technical center facilities re-opened early in the second quarter of 2020, some operated at reduced capacities, most of our global office buildings remained closed through the remainder of 2020. Despite many of our markets recovering in the second half of 2020, the ongoing spread of the virus prior to widespread vaccination presents several risks to our business, especially in the first half of 2021. While the impacts of the pandemic and the resulting global recession are expected to be temporary, the duration of the production and supply chain disruptions, and related financial impacts, cannot be estimated at this time. Should the reduced manufacturing and distribution capacities continue for an extended period of time or worsen, the impact on our production and supply chain could have a material adverse effect on our results of operations, financial condition and cash flows.
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
Our truck manufacturers and OEM customers discontinuing outsourcing their engine supply needs, financial distress, particularly related to the COVID-19 pandemic or bankruptcy, or a change-in-control of one of our large truck OEM customers could have a material adverse impact on our results of operations, financial condition and cash flows.
We recognize significant sales of engines and components to a few large on-highway truck OEM customers which have been an integral part of our positive business results for several years. Many are truck manufacturers or OEMs that manufacture engines for some of their own vehicles. Despite their own engine manufacturing abilities, these customers have historically chosen to outsource certain types of engine production to us due to the quality of our engine products, our emission compliance capabilities, our systems integration, their customers' preferences, their desire for cost reductions, their desire for eliminating production risks and their desire to maintain company focus. However, there can be no assurance that these customers will continue to outsource, or outsource as much of, their engine production in the future. In addition, increased levels of OEM vertical integration could result from a number of factors, such as shifts in our customers' business strategies, acquisition by a customer of another engine manufacturer, the inability of third-party suppliers to meet product specifications and the emergence of low-cost production opportunities in foreign countries. Any significant reduction in the level of engine production outsourcing from our truck manufacturer or OEM customers, financial distress of one of our large truck OEM customers due to the COVID-19 pandemic or bankruptcy or a change-in-control, could likely lead to significant reductions in our sales volumes, commercial disputes, receivable collection issues, and other negative consequences that could have a material adverse impact on our results of operations, financial condition and cash flows.
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
A significant component of our investment in the Eaton Cummins Automated Transmission Technologies joint venture related to the expected growth in automated transmission products in North America and China. While we believe we will ultimately achieve these objectives, it is possible that we will be unable to achieve our original expectations within our anticipated time frame or in the anticipated amounts. As part of the purchase accounting associated with the formation of the joint venture, significant goodwill and intangible asset balances were recorded on the consolidated balance sheet. If cash flows from the joint venture fall short of our anticipated amounts, these assets could be subject to non-cash impairment charges, negatively impacting our earnings.
We derive significant earnings from investees that we do not directly control, with more than 50 percent of these earnings from our China-based investees.
For 2020, we recognized $452 million of equity, royalty and interest income from investees, compared to $330 million in 2019. Approximately half of our equity, royalty and interest income from investees is from four of our 50 percent owned joint ventures in China - Beijing Foton Cummins Engine Co., Ltd., Dongfeng Cummins Engine Company, Ltd., Chongqing Cummins Engine Company, Ltd. and Dongfeng Cummins Emission Solutions Co. Ltd. Although a significant percentage of our net income is derived from these unconsolidated entities, we do not unilaterally control their management or their operations, which puts a substantial portion of our net income at risk from the actions or inactions of these entities. A significant reduction in the level of contribution by these entities to our net income would likely have a material adverse effect on our results of operations and cash flows.

PRODUCTS AND TECHNOLOGY
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
We are investing in new products and technologies, including electrified powertrains, hydrogen production and fuel cells, for planned introduction into certain new and existing markets. Given the early stages of development of some of these new products and technologies, there can be no guarantee of the future market acceptance and investment returns with respect to our planned products, which will face competition from an array of other technologies and manufacturers. The increased adoption of electrified powertrains in some market segments could result in lower demand for current diesel or natural gas engines and components and, over time, reduce the demand for related parts and service revenues from diesel or natural gas powertrains. Furthermore, it is possible that we may not be successful in developing segment-leading electrified or alternate fuel powertrains and some of our existing customers could choose to develop their own, or source from other manufacturers, and any of these factors could have a material adverse impact on our results of operations, financial condition and cash flows.
Lower-than-anticipated market acceptance of our new or existing products or services could have a material adverse impact on our results of operations, financial condition and cash flows.
Although we conduct market research before launching new or refreshed engines and introducing new services, many factors both within and outside our control affect the success of new or existing products and services in the marketplace. Offering engines and services that customers desire and value can mitigate the risks of increasing competition and declining demand, but products and services that are perceived to be less than desirable (whether in terms of price, quality, overall value, fuel efficiency or other attributes) can exacerbate these risks. With increased consumer interconnectedness through the internet, social media and other media, mere allegations relating to poor quality, safety, fuel efficiency, corporate responsibility or other key attributes can negatively impact our reputation or market acceptance of our products or services, even if such allegations prove to be inaccurate or unfounded.
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

GENERAL
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
At December 31, 2020, we employed approximately 57,825 persons worldwide. Approximately 20,279 of our employees worldwide were represented by various unions under collective bargaining agreements that expire between 2021 and 2025. While we have no reason to believe that we will be materially impacted by work stoppages or other labor matters, there can be no assurance that future issues with our labor unions will be resolved favorably or that we will not encounter future strikes, work stoppages, or other types of conflicts with labor unions or our employees. Any of these consequences may have an adverse effect on us or may limit our flexibility in dealing with our workforce. In addition, many of our customers and suppliers have unionized work forces. Work stoppages or slowdowns experienced by us, our customers or suppliers, including any work stoppages or slowdowns related to the COVID-19 pandemic, could result in slowdowns or closures that would have a material adverse effect on our results of operations, financial condition and cash flow.
We rely on our executive leadership team and other key personnel as a critical part of our human capital resources.
We depend on the skills, institutional knowledge, working relationships, and continued services and contributions of key personnel, including our executive leadership team as a critical part of our human capital resources. In addition, our ability to achieve our operating and strategic goals depends on our ability to identify, hire, train and retain qualified individuals. We compete with other companies both within and outside of our industry for talented personnel and we may lose key personnel or fail to attract, train and retain other talented personnel. Any such loss or failure could have material adverse effects on our results of operations, financial condition and cash flows.
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
We may be adversely impacted by the effects of climate change and may incur increased costs and experience other impacts due to new or more stringent greenhouse gas regulations designed to address climate change.
The scientific consensus indicates that emissions of greenhouse gases (GHG) continue to alter the composition of Earth’s atmosphere in ways that are affecting, and are expected to continue to affect, the global climate. The potential impacts of climate change on our customers, product offerings, operations, facilities and suppliers are accelerating and uncertain, as they will be particular to local and customer-specific circumstances. These potential impacts may include, among other items, physical long-term changes in freshwater availability and the frequency and severity of weather events as well as customer product changes either through preference or regulation.
Concerns regarding climate change may lead to additional international, national, regional and local legislative and regulatory responses. Various stakeholders, including legislators and regulators, shareholders and non-governmental organizations, are continuing to look for ways to reduce GHG emissions. We could face risks to our brand reputation, investor confidence and market share due to an inability to innovate and develop new products that decrease GHG emissions. Increased input costs, such as fuel and electricity, and compliance-related costs could also impact customer operations and demand for our products. As the impact of any future GHG legislative or regulatory requirements on our global businesses and products is dependent on the timing, scope and design of the mandates or standards, we are currently unable to predict its potential impact which could have a material adverse effect on our results of operations, financial condition and cash flows. The regulation of GHG emissions could also increase our operating costs through higher utility, transportation and materials costs.

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
We face significant competition in the regions we serve.
The markets in which we operate are highly competitive. We compete worldwide with a number of other manufacturers and distributors that produce and sell similar products. We primarily compete with diesel engines and related diesel products; however, new technologies continue to be developed for gasoline, natural gas, electrification and other technologies and we will continue to face new competition from these expanding technologies. Our products primarily compete on the basis of performance, price, total cost of ownership, fuel economy, emissions compliance, speed of delivery, quality and customer support. We also face competitors in some emerging regions who have established local practices and long standing relationships with participants in these markets. There can be no assurance that our products will be able to compete successfully with the products of other companies and in other markets.
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
Our principal manufacturing facilities by segment are as follows:

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
Belgium: Oevel

In addition, engines and engine components are manufactured by joint ventures or independent licensees at manufacturing plants in the U.S., China, India, Japan, Sweden, U.K. and Mexico.
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
Mexico: San Luis Potosi
South Africa: Johannesburg

Other Facilities
We operate numerous management, research and development, marketing and administrative facilities globally.
ITEM 3.    Legal Proceedings
The matters described under "Legal Proceedings" in Note 14, "COMMITMENTS AND CONTINGENCIES," to the Consolidated Financial Statements are incorporated herein by reference.
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
The following information is provided pursuant to Item 703 of Regulation S-K:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
September 28 - November 1	—	$—	—	$2,085
November 2 - November 29	—	—	—	2,085
November 30 - December 31	414,120	219.14	414,120	1,994
Total	414,120	219.14	414,120

(1) Shares purchased represent shares under the Board authorized share repurchase program.
(2) Shares repurchased under our Key Employee Stock Investment Plan only occur in the event of a participant default, which cannot be predicted, and were excluded from this column.

In December 2019, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the 2018 repurchase plan. In October 2018, the Board authorized the acquisition of up to $2.0 billion of additional common stock. During the three months ended December 31, 2020, we repurchased $85 million of common stock under the 2018 authorization, completing this program, and repurchased $6 million of common stock under the 2019 authorization. The dollar value remaining available for future purchases under the 2019 program at December 31, 2020, was $1,994 million.
Our Key Employee Stock Investment Plan allows certain employees, other than officers, to purchase shares of common stock on an installment basis up to an established credit limit. We hold participants’ shares as security for the loans and would, in effect, repurchase shares only if the participant defaulted in repayment of the loan. Shares associated with participants' sales are sold as open-market transactions via a third-party broker as of May 1, 2020.

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
The following graph compares the cumulative total shareholder return on our common stock for the last five years with the cumulative total return on the S&P 500 Index and an index of peer companies selected by us. Our peer group includes BorgWarner Inc., Caterpillar, Inc., Daimler AG, Deere & Company, Donaldson Company Inc., Eaton Corporation, Emerson Electric Co., Fortive Corporation, W.W. Grainger Inc., Honeywell International, Illinois Tool Works Inc., Navistar, PACCAR, Parker-Hannifin Corporation, Textron Inc. and Volvo AB (Fortive Corporation is excluded from the peer index in the following graph as the company was founded after December 31, 2015). Each of the measures of cumulative total return assumes reinvestment of dividends. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
AMONG CUMMINS INC., S&P 500 INDEX AND CUSTOM PEER GROUP

U.S. DOLLARS ($)
300
280
260
240
220
200
180
160
140
120
100
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Cummins Inc.
S&P 500 Index
Custom Peer Group

ASSUMES $100 INVESTED ON DECEMBER 31, 2015
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2020

ITEM 6.    Selected Financial Data
The selected financial information presented below for each of the last five years ended December 31, beginning with 2020, was derived from our Consolidated Financial Statements. This information should be read in conjunction with our Consolidated Financial Statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

In millions, except per share amounts	2020	2019	2018	2017	2016
For the years ended December 31,
Net sales	$19,811	$23,571	$23,771	$20,428	$17,509
Net income attributable to Cummins Inc.(1)	1,789	2,260	2,141	999	1,394
Earnings per common share attributable to Cummins Inc.(2)
Basic	$12.07	$14.54	$13.20	$5.99	$8.25
Diluted	12.01	14.48	13.15	5.97	8.23
Cash dividends declared per share	5.28	4.90	4.44	4.21	4.00
At December 31,
Total assets	22,624	19,737	19,062	18,075	15,011
Long-term debt	3,610	1,576	1,597	1,588	1,568

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

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
ORGANIZATION OF INFORMATION
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) was prepared to provide the reader with a view and perspective of our business through the eyes of management and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes to those financial statements. Our MD&A is presented in the following sections:
•EXECUTIVE SUMMARY AND FINANCIAL HIGHLIGHTS
•RESULTS OF OPERATIONS
•OPERATING SEGMENT RESULTS
•2021 OUTLOOK
•LIQUIDITY AND CAPITAL RESOURCES
•CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS
•APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
•RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
The following is the discussion and analysis of changes in the financial condition and results of operations for fiscal year 2020 compared to fiscal year 2019. The discussion and analysis of fiscal year 2018 and changes in the financial condition and results of operations for fiscal year 2019 compared to fiscal year 2018 that are not included in this Form 10-K may be found in Part II, ITEM 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission (SEC) on February 11, 2020.
EXECUTIVE SUMMARY AND FINANCIAL HIGHLIGHTS
Overview
We are a global power leader that designs, manufactures, distributes and services diesel, natural gas, electric and hybrid powertrains and powertrain-related components including filtration, aftertreatment, turbochargers, fuel systems, controls systems, air handling systems, automated transmissions, electric power generation systems, batteries, electrified power systems, hydrogen production and fuel cell products. We sell our products to original equipment manufacturers (OEMs), distributors, dealers and other customers worldwide. We have long-standing relationships with many of the leading manufacturers in the markets we serve, including PACCAR Inc, Navistar International Corporation, Daimler Trucks North America and Stellantis N.V. (Chrysler). We serve our customers through a network of over 500 wholly-owned, joint venture and independent distributor locations and over 9,000 Cummins certified dealer locations with service to approximately 190 countries and territories.
Our reportable operating segments consist of Engine, Distribution, Components, Power Systems and New Power. This reporting structure is organized according to the products and markets each segment serves. The Engine segment produces engines (15 liters and smaller) and associated parts for sale to customers in on-highway and various off-highway markets. Our engines are used in trucks of all sizes, buses and recreational vehicles, as well as in various industrial applications, including construction, agriculture, power generation systems and other off-highway applications. The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets and service parts, as well as performing service and repair activities on our products and maintaining relationships with various OEMs throughout the world. The Components segment sells filtration products, aftertreatment systems, turbochargers, electronics, fuel systems and automated transmissions. The Power Systems segment is an integrated power provider, which designs, manufactures and sells engines (16 liters and larger) for industrial applications (including mining, oil and gas, marine and rail), standby and prime power generator sets, alternators and other power components. The New Power segment designs, manufactures, sells and supports hydrogen production solutions as well as electrified power systems ranging from fully electric to hybrid along with innovative components and subsystems, including battery and fuel cell technologies. We continue to serve all our markets as they adopt electrification and alternative power technologies, meeting the needs of our OEM partners and end customers.

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
COVID-19 Update
The outbreak of COVID-19 spread throughout the world and became a global pandemic with the resultant economic impacts evolving into a worldwide recession. The pandemic triggered a significant downturn in our markets globally, which continued to unfavorably impact market conditions throughout 2020 and these challenging market conditions could continue for an extended period of time. In an effort to contain the spread of COVID-19, maintain the well-being of our employees and stakeholders, match the reduced demand from our customers and in accordance with governmental requirements, we closed or partially shut down certain office, manufacturing, distribution and technical center facilities around the world in March 2020. Although most of our manufacturing, distribution and technical center facilities re-opened early in the second quarter of 2020, some operated at reduced capacities, most of our global office buildings remained closed through the remainder of 2020. Despite many of our markets recovering in the second half of 2020, the ongoing spread of the virus prior to widespread vaccination presents several risks to our business, especially in the first half of 2021.
COVID-19 vaccines are currently being administered around the world with the hope that the majority of the population will have access to the vaccine by the middle of 2021. If the distribution and the effectiveness of the vaccine are consistent with current government and health organization estimates, we anticipate the vaccine will mitigate the spread of the virus by the end of 2021 and allow a return to more normal operations in the second half of the year.
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
2020 Results
A summary of our results is as follows:

	Years ended December 31,
In millions, except per share amounts	2020	2019	2018
Net sales	$19,811	$23,571	$23,771
Net income attributable to Cummins Inc.	1,789	2,260	2,141
Earnings per common share attributable to Cummins Inc.
Basic	$12.07	$14.54	$13.20
Diluted	12.01	14.48	13.15

Worldwide revenues decreased 16 percent in 2020 compared to 2019, as we experienced lower demand in all major operating segments and most geographic regions due to the economic impacts of COVID-19 and the anticipated 2020 down cycle in most of our markets. Net sales in the U.S. and Canada declined by 21 percent primarily due to COVID-19 impacts resulting in decreased demand in the North American on-highway markets, which also negatively impacted our emission solutions, automated transmissions and turbo technologies businesses, reduced sales in all distribution product lines, decreased demand for power generation equipment and lower demand in off-highway markets (especially construction). International demand (excludes the U.S. and Canada) declined by 7 percent compared to 2019, with lower sales in all geographic regions except China. The decrease in international sales was principally due to COVID-19 impacts resulting in lower demand for industrial products (primarily international mining markets), decreased demand for power generation equipment, lower volumes in on-highway markets (mainly medium-duty truck markets), reduced demand in all distribution product lines and unfavorable foreign currency impacts of 2 percent of international sales (primarily the

Brazilian real and Indian rupee), partially offset by higher demand in our emission solutions business in China and India and our electronics and fuel systems business in China.
The following table contains sales and EBITDA (defined as earnings or losses before interest expense, income taxes, depreciation and amortization and noncontrolling interests) by operating segment for the years ended December 31, 2020 and 2019. See Note 22, "OPERATING SEGMENTS," to the Consolidated Financial Statements for additional information and a reconciliation of our segment information to the corresponding amounts in our Consolidated Statements of Net Income.

	Operating Segments
	2020			2019			Percent change
		Percent of Total			Percent of Total		2020 vs. 2019
In millions	Sales		EBITDA	Sales		EBITDA	Sales	EBITDA
Engine	$8,022	41%	$1,235	$10,056	43%	$1,454	(20)%	(15)%
Distribution	7,136	36%	665	8,071	34%	656	(12)%	1%
Components	6,024	31%	961	6,914	29%	1,097	(13)%	(12)%
Power Systems	3,631	18%	343	4,460	19%	512	(19)%	(33)%
New Power	72	—%	(172)	38	—%	(149)	89%	(15)%
Intersegment eliminations	(5,074)	(26)%	76	(5,968)	(25)%	42	(15)%	81%
Total	$19,811	100%	$3,108	$23,571	100%	$3,612	(16)%	(14)%

Net income attributable to Cummins Inc. for 2020 was $1.8 billion, or $12.01 per diluted share, on sales of $19.8 billion, compared to 2019 net income attributable to Cummins Inc. of $2.3 billion, or $14.48 per diluted share, on sales of $23.6 billion. The decrease in net income attributable to Cummins Inc. and earnings per diluted share was driven by lower net sales, decreased gross margin, a higher effective tax rate and unfavorable foreign currency fluctuations (primarily the Brazilian real), partially offset by prior restructuring actions, temporary salary reductions and reduced variable compensation resulting in lower overall compensation expenses, increased equity, royalty and interest income from investees primarily in China (due to stronger demand for construction equipment and trucks) and favorable adjustments related to India Tax Law Changes in March 2020. The decrease in gross margin and gross margin percentage was mainly due to lower volumes, partially offset by prior restructuring actions, temporary salary reductions and lower variable compensation resulting in decreased compensation expenses and lower material costs. Diluted earnings per common share for 2020 benefited $0.24 per share from fewer weighted-average shares outstanding, primarily due to the stock repurchase program.
We generated $2.7 billion of operating cash flows in 2020, compared to $3.2 billion in 2019. See the section titled "Cash Flows" in the "LIQUIDITY AND CAPITAL RESOURCES" section for a discussion of items impacting cash flows.
Our debt to capital ratio (total capital defined as debt plus equity) at December 31, 2020, was 31.7 percent, compared to 21.9 percent at December 31, 2019. The increase was primarily due to a $1,797 million higher total debt balance as the result of our August 2020 debt issuance. At December 31, 2020, we had $3.9 billion in cash and marketable securities on hand and access to our $3.5 billion credit facilities, if necessary, to meet currently anticipated working capital, investment and funding needs.
In the first half of 2020, we entered into additional interest rate lock agreements to reduce the variability of the cash flows of the interest payments on a total of $500 million of fixed rate debt forecast to be issued in 2023 to replace our senior notes at maturity.
In 2020, we repurchased $641 million or 3.9 million shares of common stock. See Note 15, "CUMMINS INC. SHAREHOLDERS' EQUITY" to the Consolidated Financial Statements for additional information.
In June and July of 2020, we settled our February 2014 interest rate swaps, which previously converted our $500 million debt issue, due in 2023, from fixed rate to floating rate based on a LIBOR spread. We will amortize the $24 million gain realized upon settlement over the remaining three-year term of the related debt.
On August 19, 2020, we entered into an amended and restated 364-day credit agreement that allows us to borrow up to $1.5 billion of unsecured funds at any time prior to August 18, 2021. This credit agreement amended and restated the prior $1.5 billion-day credit facility that matured on August 19, 2020.
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
In 2020, the investment gain on our U.S. pension trust was 8.9 percent while our U.K. pension trust gain was 13.7 percent. Our global pension plans, including our unfunded and non-qualified plans, were 112 percent funded at December 31, 2020. Our U.S. defined benefit plan, which represents approximately 52 percent of the worldwide pension obligation, was 128 percent funded, and our U.K. defined benefit plan was 114 percent funded. We expect to contribute approximately $75 million in cash to our global pension plans in 2021. In addition, we expect our 2021 net periodic pension cost to approximate $78 million. See application of critical accounting estimates within MD&A and Note 13, "PENSIONS AND OTHER POSTRETIREMENT BENEFITS," to the Consolidated Financial Statements, for additional information concerning our pension and other postretirement benefit plans.
On April 29, 2019, we announced that we were conducting a formal internal review of our emissions certification process and compliance with emission standards for our pick-up truck applications, following conversations with the U.S. Environmental Protection Agency and California Air Resources Board regarding certification of our engines in model year 2019 RAM 2500 and 3500 trucks. We voluntarily disclosed our formal internal review to the regulators and to other government agencies, the Department of Justice (DOJ) and the SEC. We fully cooperated with the DOJ’s and the SEC’s information requests and inquiries and, based on recent communications with these agencies, we do not expect further inquiries. Due to the continuing nature of our formal review, our ongoing cooperation with our regulators and the presence of many unknown facts and circumstances, we cannot predict the final outcome of this review and these regulatory processes, and we cannot provide assurance that the matter will not have a materially adverse impact on our results of operations and cash flows. See Note 14, "COMMITMENTS AND CONTINGENCIES," to the Consolidated Financial Statements for additional information.
As of the date of this filing, our credit ratings and outlooks from the credit rating agencies remain unchanged.

RESULTS OF OPERATIONS

				Favorable/(Unfavorable)
	Years ended December 31,			2020 vs. 2019		2019 vs. 2018
In millions (except per share amounts)	2020	2019	2018	Amount	Percent	Amount	Percent
NET SALES	$19,811	$23,571	$23,771	$(3,760)	(16)%	$(200)	(1)%
Cost of sales	14,917	17,591	18,034	2,674	15%	443	2%
GROSS MARGIN	4,894	5,980	5,737	(1,086)	(18)%	243	4%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	2,125	2,454	2,437	329	13%	(17)	(1)%
Research, development and engineering expenses	906	1,001	902	95	9%	(99)	(11)%
Equity, royalty and interest income from investees	452	330	394	122	37%	(64)	(16)%
Restructuring actions	—	119	—	119	100%	(119)	NM
Other operating expense, net	(46)	(36)	(6)	(10)	(28)%	(30)	NM
OPERATING INCOME	2,269	2,700	2,786	(431)	(16)%	(86)	(3)%
Interest expense	100	109	114	9	8%	5	4%
Other income, net	169	243	81	(74)	(30)%	162	NM
INCOME BEFORE INCOME TAXES	2,338	2,834	2,753	(496)	(18)%	81	3%
Income tax expense	527	566	566	39	7%	—	—%
CONSOLIDATED NET INCOME	1,811	2,268	2,187	(457)	(20)%	81	4%
Less: Net income attributable to noncontrolling interests	22	8	46	(14)	NM	38	83%
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$1,789	$2,260	$2,141	$(471)	(21)%	$119	6%
Diluted earnings per common share attributable to Cummins Inc.	$12.01	$14.48	$13.15	$(2.47)	(17)%	$1.33	10%

"NM" - not meaningful information

				Favorable/(Unfavorable) Percentage Points
Percent of sales	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Gross margin	24.7%	25.4%	24.1%	(0.7)	1.3
Selling, general and administrative expenses	10.7%	10.4%	10.3%	(0.3)	(0.1)
Research, development and engineering expenses	4.6%	4.2%	3.8%	(0.4)	(0.4)

2020 vs. 2019
Net Sales
Net sales decreased $3,760 million, primarily driven by the following:
•Engine segment sales decreased 20 percent due to lower volumes in all North American on-highway markets.
•Distribution segment sales decreased 12 percent due to lower demand in all product lines.
•Components segment sales decreased 13 percent largely due to decreased demand in North America and Western Europe, partially offset by higher demand in China.
•Power Systems segment sales decreased 19 percent primarily due to reduced industrial demand in international mining markets and oil and gas markets in China and North America and lower demand in power generation markets in North America, India and Asia Pacific.
•Unfavorable foreign currency impacts of 1 percent of total sales, mainly the Brazilian real and Indian rupee.
Sales to international markets (excluding the U.S. and Canada), based on location of customers, were 42 percent of total net sales in 2020, compared with 38 percent of total net sales in 2019. A more detailed discussion of sales by segment is presented in the "OPERATING SEGMENT RESULTS" section.

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
Gross Margin
Gross margin decreased $1,086 million and 0.7 points as a percentage of sales. The decrease in gross margin and gross margin as a percentage of sales were mainly due to lower volumes, partially offset by prior restructuring actions, temporary salary reductions and lower variable compensation resulting in decreased compensation expenses and lower material costs. The provision for warranties issued as a percentage of sales, was 2.2 percent in 2020 and 1.9 percent in 2019. A more detailed discussion of margin by segment is presented in the "OPERATING SEGMENT RESULTS" section.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $329 million, primarily due to prior restructuring actions, temporary salary reductions and lower variable compensation resulting in decreased compensation expenses and reduced travel expenses. Overall, selling, general and administrative expenses, as a percentage of sales, increased to 10.7 percent in 2020 from 10.4 percent in 2019. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to sales declining faster than selling, general and administrative expenses, despite lower compensation expenses.
Research, Development and Engineering Expenses
Research, development and engineering expenses decreased $95 million, primarily due to prior restructuring actions, temporary salary reductions and lower variable compensation resulting in decreased compensation expenses and reduced consulting expenses. Overall, research, development and engineering expenses, as a percentage of sales, increased to 4.6 percent in 2020 from 4.2 percent in 2019, primarily due to sales declining faster than research, development and engineering expenses decreased, despite lower compensation expenses. Research activities continue to focus on development of new products to meet future emission standards around the world, improvements in fuel economy performance of diesel and natural gas-powered engines and related components as well as development activities around fully electric, hybrid and hydrogen powertrain solutions.
Equity, Royalty and Interest Income From Investees
Equity, royalty and interest income from investees increased $122 million, primarily due to higher earnings at Beijing Foton Cummins Engine Co., Ltd., a $37 million favorable adjustment as the result of tax changes within India's 2020-2021 Union Budget of India (India Tax Law Changes) passed in March 2020 and $18 million of technology fee revenue recorded in the first quarter of 2020. See NOTE 4, "INCOME TAXES" to the Consolidated Financial Statements for additional information on India Tax Law Changes.
Restructuring Actions
In the fourth quarter of 2019, we began executing restructuring actions, primarily in the form of voluntary and involuntary employee separation programs. To the extent these programs involved voluntary separations, a liability was recorded at the time offers to employees were accepted. To the extent these programs provided separation benefits in accordance with pre-existing agreements or policies, a liability was recorded once the amount was probable and reasonably estimable. We incurred a charge of $119 million ($90 million after-tax) in the fourth quarter of 2019 for these actions which impacted approximately 2,300 employees. The voluntary actions were completed by December 31, 2019 and the involuntary actions were completed by June 28, 2020. See Note 21, "RESTRUCTURING ACTIONS," to the Consolidated Financial Statements, for additional information.

Other Operating Expense, Net
Other operating expense, net was as follows:

	Years ended December 31,
In millions	2020	2019
Amortization of intangible assets	$(22)	$(20)
Loss on write-off of assets	(20)	(22)	(1)
Loss on sale of assets, net	(10)	(2)
Royalty income, net	5	14
Other, net	1	(6)
Total other operating expense, net	$(46)	$(36)

(1) Includes $19 million of the total $33 million charge related to ending production of the 5 liter ISV engine for the U.S. pick-up truck market.

Interest Expense
Interest expense decreased $9 million, mainly due to lower interest rates on average outstanding short-term borrowings, partially offset by increased interest expense associated with our $2 billion senior unsecured notes issued in August of 2020.
Other Income, Net
Other income, net was as follows:

	Years ended December 31,
In millions	2020	2019
Non-service pension and OPEB credit	$65	$71
Gain on corporate owned life insurance	57	61
Interest income	21	46
Gain on marketable securities, net	9	11
Rental income	9	8
Foreign currency gain, net	4	28	(1)
Bank charges	(17)	(11)
Other, net	21	29
Total other income, net	$169	$243

(1) Includes $35 million in gains from unwinding derivative instruments not designated as hedges as a result of foreign dividends paid.

Income Tax Expense
Our effective tax rate for 2020 was 22.5 percent compared to 20.0 percent for 2019.
The year ended December 31, 2020, contained $26 million, or $0.17 per share, of unfavorable net discrete tax items, primarily due to $33 million of unfavorable changes in tax reserves and $10 million of withholding tax adjustments, partially offset by $15 million of favorable changes due to the India Tax Law Change. The India Tax Law Change eliminated the dividend distribution tax and replaced it with a lower rate withholding tax as the burden shifted from the dividend payor to the dividend recipient for a net favorable income statement impact of $35 million. See NOTE 4, "INCOME TAXES" to the Consolidated Financial Statements for additional information on India Tax Law Changes.
The year ended December 31, 2019, contained $34 million of favorable net discrete tax items, primarily due to withholding taxes and provision to return adjustments.
The change in effective tax rate for the year ended December 31, 2020, versus year ended December 31, 2019, was primarily due to a $60 million swing from favorable to unfavorable net discrete tax items.
Our effective tax rate for 2021 is expected to approximate 22.5 percent, excluding any discrete items that may arise.

Net Income Attributable to Noncontrolling Interests
Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities. Noncontrolling interests in income of consolidated subsidiaries increased $14 million principally due to a $19 million unfavorable adjustment as the result of India Tax Law Changes passed in March 2020. See NOTE 4, "INCOME TAXES" to the Consolidated Financial Statements for additional information on India Tax Law Changes.
Net Income Attributable to Cummins Inc. and Diluted Earnings Per Common Share Attributable to Cummins Inc.
Net income and diluted earnings per share attributable to Cummins Inc. decreased $471 million and $2.47 per share, respectively, primarily due to lower net sales, decreased gross margin, a higher effective tax rate and unfavorable foreign currency fluctuations (primarily the Brazilian real), partially offset by prior restructuring actions, temporary salary reductions and reduced variable compensation resulting in lower overall compensation expenses, increased equity, royalty and interest income from investees primarily in China (due to stronger demand for construction equipment and trucks) and favorable adjustments related to India Tax Law Changes in March 2020. Diluted earnings per common share for 2020 benefited $0.24 per share from fewer weighted-average shares outstanding, primarily due to the stock repurchase program.
2019 vs. 2018
For prior year results of operations comparisons to 2018 see the Results of Operations section of our 2019 Form 10-K.
Comprehensive Income - Foreign Currency Translation Adjustment
The foreign currency translation adjustment was a net gain of $71 million and a net loss of $152 million for the years ended December 31, 2020 and 2019, respectively. The details were as follows:

	Years ended December 31,
	2020		2019
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly-owned subsidiaries	$23	Chinese renminbi, offset by Brazilian real and British pound	$(126)	British pound, Chinese renminbi, Indian rupee, Brazilian real
Equity method investments	58	Chinese renminbi	(21)	Chinese renminbi, British pound
Consolidated subsidiaries with a noncontrolling interest	(10)	Indian rupee	(5)	Indian rupee
Total	$71		$(152)

2019 vs. 2018
For prior year foreign currency translation adjustment comparisons to 2018 see the Results of Operations section of our 2019 Form 10-K

OPERATING SEGMENT RESULTS
Our reportable operating segments consist of the Engine, Distribution, Components, Power Systems and New Power segments. This reporting structure is organized according to the products and markets each segment serves. We use segment EBITDA as the primary basis for the Chief Operating Decision Maker to evaluate the performance of each of our reportable operating segments. We believe EBITDA is a useful measure of our operating performance as it assists investors and debt holders in comparing our performance on a consistent basis without regard to financing methods, capital structure, income taxes or depreciation and amortization methods, which can vary significantly depending upon many factors. Segment amounts exclude certain expenses not specifically identifiable to segments. See Note 22, "OPERATING SEGMENTS," to the Consolidated Financial Statements for additional information and a reconciliation of our segment information to the corresponding amounts in our Consolidated Statements of Net Income.
Following is a discussion of results for each of our operating segments.
For all prior year segment results comparisons to 2018 see the Results of Operations section of our 2019 Form 10-K.
Engine Segment Results
Financial data for the Engine segment was as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2020 vs. 2019		2019 vs. 2018
In millions	2020	2019	2018	Amount	Percent	Amount	Percent
External sales	$5,925	$7,570	$8,002	$(1,645)	(22)%	$(432)	(5)%
Intersegment sales	2,097	2,486	2,564	(389)	(16)%	(78)	(3)%
Total sales	8,022	10,056	10,566	(2,034)	(20)%	(510)	(5)%
Research, development and engineering expenses	290	337	311	47	14%	(26)	(8)%
Equity, royalty and interest income from investees	312	200	238	112	56%	(38)	(16)%
Interest income	9	15	11	(6)	(40)%	4	36%
Segment EBITDA (excluding restructuring actions)	1,235	1,472	1,446	(237)	(16)%	26	2%
Restructuring actions	—	18	—	18	100%	(18)	NM
Segment EBITDA	1,235	1,454	1,446	(219)	(15)%	8	1%

				Percentage Points		Percentage Points
Segment EBITDA as a percentage of total sales	15.4%	14.5%	13.7%		0.9		0.8

"NM" - not meaningful information

Sales for our Engine segment by market were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2020 vs. 2019		2019 vs. 2018
In millions	2020	2019	2018	Amount	Percent	Amount	Percent
Heavy-duty truck	$2,648	$3,555	$3,652	$(907)	(26)%	$(97)	(3)%
Medium-duty truck and bus	2,066	2,707	2,855	(641)	(24)%	(148)	(5)%
Light-duty automotive	1,547	1,804	1,819	(257)	(14)%	(15)	(1)%
Total on-highway	6,261	8,066	8,326	(1,805)	(22)%	(260)	(3)%
Off-highway	1,761	1,990	2,240	(229)	(12)%	(250)	(11)%
Total sales	$8,022	$10,056	$10,566	$(2,034)	(20)%	$(510)	(5)%

Unit shipments by engine classification (including unit shipments to Power Systems and off-highway engine units included in their respective classification) were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2020 vs. 2019		2019 vs. 2018
	2020	2019	2018	Amount	Percent	Amount	Percent
Heavy-duty	92,500	122,600	128,500	(30,100)	(25)%	(5,900)	(5)%
Medium-duty	220,900	283,400	311,100	(62,500)	(22)%	(27,700)	(9)%
Light-duty	215,800	245,900	273,400	(30,100)	(12)%	(27,500)	(10)%
Total unit shipments	529,200	651,900	713,000	(122,700)	(19)%	(61,100)	(9)%

2020 vs. 2019
Sales
Engine segment sales decreased $2,034 million across all markets. The following were the primary drivers by market:
•Heavy-duty truck engine sales decreased $907 million principally due to lower volumes in North America with lower shipments of 35 percent, partially offset by stronger demand in China.
•Medium-duty truck and bus sales decreased $641 million mainly due to lower demand in North America with decreased shipments of 30 percent.
•Light-duty automotive sales decreased $257 million primarily due to lower pick-up sales in North America with decreased shipments of 16 percent.
•Off-highway sales decreased $229 million principally due to lower demand in construction markets in North America, Western Europe and Asia Pacific, partially offset by higher construction demand in China.
•Unfavorable foreign currency fluctuations, primarily in the Brazilian real.
Total on-highway-related sales for 2020 were 78 percent of total engine segment sales, compared to 80 percent in 2019.
Segment EBITDA
Engine segment EBITDA decreased $219 million, primarily due to lower gross margin, partially offset by increased equity, royalty and interest income from investees, lower selling, general and administrative expenses and decreased research, development and engineering expenses. Gross margin and gross margin as a percentage of sales decreased mainly due to lower volumes, partially offset by prior restructuring actions, temporary salary reductions and lower variable compensation resulting in lower compensation expenses and decreased material costs. Selling, general and administrative expenses decreased principally due to prior restructuring actions, temporary salary reductions and lower variable compensation resulting in decreased compensation expenses, reduced consulting expenses and lower travel expenses. Research, development and engineering expenses decreased principally due to prior restructuring actions, temporary salary reductions and lower variable compensation resulting in decreased compensation expenses and reduced consulting expenses. Equity, royalty and interest income from investees increased largely due to higher earnings at Beijing Foton Cummins Engine Co., Ltd. and increased earnings at Tata Cummins Ltd., mainly due to an $18 million favorable adjustment related to India Tax Law Changes passed in March 2020 and $18 million of technology fee revenue recorded in the first quarter of 2020. See NOTE 4, "INCOME TAXES" to the Consolidated Financial Statements for additional information on India Tax Law Changes.

Distribution Segment Results
Financial data for the Distribution segment was as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2020 vs. 2019		2019 vs. 2018
In millions	2020	2019	2018	Amount	Percent	Amount	Percent
External sales	$7,110	$8,040	$7,807	$(930)	(12)%	$233	3%
Intersegment sales	26	31	21	(5)	(16)%	10	48%
Total sales	7,136	8,071	7,828	(935)	(12)%	243	3%
Research, development and engineering expenses	31	28	20	(3)	(11)%	(8)	(40)%
Equity, royalty and interest income from investees	62	52	46	10	19%	6	13%
Interest income	4	15	13	(11)	(73)%	2	15%
Segment EBITDA (excluding restructuring actions)	665	693	563	(28)	(4)%	130	23%
Restructuring actions	—	37	—	37	100%	(37)	NM
Segment EBITDA	665	656	563	9	1%	93	17%

				Percentage Points		Percentage Points
Segment EBITDA as a percentage of total sales	9.3%	8.1%	7.2%		1.2		0.9

"NM" - not meaningful information

Sales for our Distribution segment by region were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2020 vs. 2019		2019 vs. 2018
In millions	2020	2019	2018	Amount	Percent	Amount	Percent
North America	$4,696	$5,533	$5,341	$(837)	(15)%	$192	4%
Asia Pacific	805	878	856	(73)	(8)%	22	3%
Europe	598	531	538	67	13%	(7)	(1)%
China	346	358	320	(12)	(3)%	38	12%
Africa and Middle East	200	235	241	(35)	(15)%	(6)	(2)%
Russia	194	159	169	35	22%	(10)	(6)%
India	150	201	194	(51)	(25)%	7	4%
Latin America	147	176	169	(29)	(16)%	7	4%
Total sales	$7,136	$8,071	$7,828	$(935)	(12)%	$243	3%

Sales for our Distribution segment by product line were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2020 vs. 2019		2019 vs. 2018
In millions	2020	2019	2018	Amount	Percent	Amount	Percent
Parts	$2,931	$3,290	$3,234	$(359)	(11)%	$56	2%
Power generation	1,692	1,784	1,486	(92)	(5)%	298	20%
Service	1,263	1,479	1,474	(216)	(15)%	5	—%
Engines	1,250	1,518	1,634	(268)	(18)%	(116)	(7)%
Total sales	$7,136	$8,071	$7,828	$(935)	(12)%	$243	3%

2020 vs. 2019
Sales
Distribution segment sales decreased $935 million across all product lines. The following were the primary drivers by region:
•North American sales decreased $837 million, representing 90 percent of the total change in Distribution segment sales, due to decreased demand in all product lines, especially parts and engines sales in oil and gas markets.
•Unfavorable foreign currency fluctuations, principally in the Brazilian real, Indian rupee, Australian dollar and South African rand.
Segment EBITDA
Distribution segment EBITDA increased $9 million, primarily due to decreased selling, general and administrative expenses, lower restructuring charges and higher equity, royalty and interest income from investees, partially offset by lower gross margin. Gross margin decreased mainly due to lower volumes, partially offset by prior restructuring actions, temporary salary reductions and lower variable compensation resulting in decreased compensation expenses and favorable pricing. Gross margin as a percentage of sales increased primarily due to prior restructuring actions, temporary salary reductions and lower variable compensation resulting in decreased compensation expenses and favorable pricing. Selling, general and administrative expenses decreased due to prior restructuring actions, temporary salary reductions and lower variable compensation resulting in decreased compensation expenses and reduced travel expenses, partially offset by higher consulting expenses. Equity, royalty and interest income from investees increased principally due to a $5 million favorable adjustment related to India Tax Law Changes passed in March 2020. See NOTE 4, "INCOME TAXES" to the Consolidated Financial Statements for additional information on India Tax Law Changes.
Components Segment Results
Financial data for the Components segment was as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2020 vs. 2019		2019 vs. 2018
In millions	2020	2019	2018	Amount	Percent	Amount	Percent
External sales	$4,650	$5,253	$5,331	$(603)	(11)%	$(78)	(1)%
Intersegment sales	1,374	1,661	1,835	(287)	(17)%	(174)	(9)%
Total sales	6,024	6,914	7,166	(890)	(13)%	(252)	(4)%
Research, development and engineering expenses	264	300	272	36	12%	(28)	(10)%
Equity, royalty and interest income from investees	61	40	54	21	53%	(14)	(26)%
Interest income	4	8	5	(4)	(50)%	3	60%
Segment EBITDA (excluding restructuring actions)	961	1,117	1,030	(156)	(14)%	87	8%
Restructuring actions	—	20	—	20	100%	(20)	NM
Segment EBITDA	961	1,097	1,030	(136)	(12)%	67	7%

				Percentage Points		Percentage Points
Segment EBITDA as a percentage of total sales	16.0%	15.9%	14.4%		0.1		1.5

"NM" - not meaningful information

Sales for our Components segment by business were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2020 vs. 2019		2019 vs. 2018
In millions	2020	2019	2018	Amount	Percent	Amount	Percent
Emission solutions	$2,632	$3,122	$3,177	$(490)	(16)%	$(55)	(2)%
Filtration	1,232	1,281	1,265	(49)	(4)%	16	1%
Turbo technologies	1,098	1,218	1,343	(120)	(10)%	(125)	(9)%
Electronics and fuel systems	754	759	838	(5)	(1)%	(79)	(9)%
Automated transmissions	308	534	543	(226)	(42)%	(9)	(2)%
Total sales	$6,024	$6,914	$7,166	$(890)	(13)%	$(252)	(4)%

2020 vs. 2019
Sales
Components segment sales decreased $890 million across all businesses. The following were the primary drivers by business:
•Emission solutions sales decreased $490 million primarily due to weaker demand in North America and Western Europe, partially offset by stronger demand in China and India.
•Automated transmissions sales decreased $226 million primarily due to lower heavy-duty truck demand in North America.
•Turbo technologies sales decreased $120 million, principally due to lower demand in North America and Western Europe, partially offset by higher demand in China.
•Unfavorable currency fluctuations, primarily in the Brazilian real.
Segment EBITDA
Components segment EBITDA decreased $136 million, mainly due to lower gross margin and unfavorable foreign currency fluctuations (primarily in the Brazilian real), partially offset by lower selling, general and administrative expenses, decreased research, development and engineering expenses and higher equity, royalty and interest income from investees. Gross margin and gross margin as a percentage of sales decreased mainly due to lower volumes, partially offset by prior restructuring actions, temporary salary reductions and lower variable compensation resulting in decreased compensation expenses and lower material costs. Selling, general and administrative expenses and research, development and engineering expenses decreased due to prior restructuring actions, temporary salary reductions and lower variable compensation resulting in decreased compensation expenses and reduced consulting expenses. Equity, royalty and interest income from investees increased principally due to higher earnings at Fleetguard Filtration Systems India Pvt. driven by a $14 million favorable adjustment related to India Tax Law Changes passed in March 2020 and increased earnings at Dongfeng Cummins Emission Solutions Co., Ltd. See NOTE 4, "INCOME TAXES" to the Consolidated Financial Statements for additional information on India Tax Law Changes.

Power Systems Segment Results
Financial data for the Power Systems segment was as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2020 vs. 2019		2019 vs. 2018
In millions	2020	2019	2018	Amount	Percent	Amount	Percent
External sales	$2,055	$2,670	$2,625	$(615)	(23)%	$45	2%
Intersegment sales	1,576	1,790	2,001	(214)	(12)%	(211)	(11)%
Total sales	3,631	4,460	4,626	(829)	(19)%	(166)	(4)%
Research, development and engineering expenses	212	230	230	18	8%	—	—%
Equity, royalty and interest income from investees	21	38	56	(17)	(45)%	(18)	(32)%
Interest income	4	8	6	(4)	(50)%	2	33%
Segment EBITDA (excluding restructuring actions)	343	524	614	(181)	(35)%	(90)	(15)%
Restructuring actions	—	12	—	12	100%	(12)	NM
Segment EBITDA	343	512	614	(169)	(33)%	(102)	(17)%

				Percentage Points		Percentage Points
Segment EBITDA as a percentage of total sales	9.4%	11.5%	13.3%		(2.1)		(1.8)

"NM" - not meaningful information

Sales for our Power Systems segment by product line were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2020 vs. 2019		2019 vs. 2018
In millions	2020	2019	2018	Amount	Percent	Amount	Percent
Power generation	$2,167	$2,518	$2,586	$(351)	(14)%	$(68)	(3)%
Industrial	1,188	1,576	1,663	(388)	(25)%	(87)	(5)%
Generator technologies	276	366	377	(90)	(25)%	(11)	(3)%
Total sales	$3,631	$4,460	$4,626	$(829)	(19)%	$(166)	(4)%

2020 vs. 2019
Sales
Power Systems segment sales decreased $829 million across all product lines. The following were the primary drivers:
•Industrial sales decreased $388 million due to lower demand in international mining markets and decreased demand in oil and gas markets in China and North America.
•Power generation sales decreased $351 million due to lower demand in North America, India and Asia Pacific.
Segment EBITDA
Power Systems segment EBITDA decreased $169 million, primarily due to lower gross margin and lower equity, royalty and interest income from investees, partially offset by lower selling, general and administrative expenses and decreased research, development and engineering expenses. Gross margin and gross margin as a percentage of sales decreased mainly due to lower volumes, partially offset by prior restructuring actions, temporary salary reductions and lower variable compensation resulting in decreased compensation expenses, lower warranty expenses and favorable pricing. Selling, general and administrative expenses decreased primarily due to prior restructuring actions, temporary salary reductions and lower variable compensation resulting in decreased compensation expenses, reduced travel expenses and lower consulting expenses. Research, development and engineering expenses decreased principally due to prior restructuring actions, temporary salary reductions and lower variable compensation resulting in decreased compensation expenses, reduced consulting expenses and lower travel expenses. Equity, royalty and interest income from investees decreased largely due to an $8 million loss on the sale of a joint venture and lower earnings at Chongqing Cummins Engine Co., Ltd.

New Power Segment Results
The New Power segment designs, manufactures, sells and supports hydrogen production solutions as well as electrified power systems ranging from fully electric to hybrid along with innovative components and subsystems, including battery and fuel cell technologies. The New Power segment is currently in the development phase with a primary focus on research and development activities for our power systems, components and subsystems. Financial data for the New Power segment was as follows:

				Favorable/(Unfavorable)		Favorable/(Unfavorable)
	Years ended December 31,			2020 vs. 2019		2019 vs. 2018
In millions	2020	2019	2018	Amount	Percent	Amount	Percent
External sales	$71	$38	$6	$33	87%	$32	NM
Intersegment sales	1	—	1	1	NM	(1)	(100)%
Total sales	72	38	7	34	89%	31	NM
Research, development and engineering expenses	109	106	69	(3)	(3)%	(37)	(54)%
Equity, royalty and interest loss from investees	(4)	—	—	(4)	NM	—	—%
Segment EBITDA (excluding restructuring actions)	(172)	(148)	(90)	(24)	(16)%	(58)	(64)%
Restructuring actions	—	1	—	1	100%	(1)	NM
Segment EBITDA	(172)	(149)	(90)	(23)	(15)%	(59)	(66)%

"NM" - not meaningful information

2021 OUTLOOK
COVID-19 Impacts
The COVID-19 pandemic negatively impacted our financial performance in 2020 and may continue to do so in the future. Because the magnitude and duration of the pandemic and its economic consequences are unclear, the pandemic’s impact on our performance is difficult to predict.
COVID-19 Positive Trends
COVID-19 vaccines are currently being administered around the world with the hope that the majority of the population will have access to the vaccine by the middle of 2021. If the distribution and the effectiveness of the vaccine are consistent with current government and health organization estimates we anticipate the vaccine will mitigate the spread of the virus by the end of 2021 and allow a return to more normal operations in the second half of the year.
COVID-19 Challenges
The ongoing spread of the virus and increase in infections prior to widespread vaccination presents several risks to our business, especially in the first half of 2021. The three principle areas where COVID-19 may negatively impact our financial performance are through its impact on customer demand, the impact on our ability to procure parts from suppliers and our ability to operate our manufacturing and distribution facilities.
Customer Demand – The majority of our major customers, including PACCAR, Navistar, Daimler and Chrysler experienced extended production shutdowns in response to the pandemic in the first half of 2020. Although many of these customers reopened their facilities and ramped up their production in the second half of 2020, levels of future production remain uncertain and will be determined by supply chain constraints, market demand and government decisions to keep economies open.
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
Operations Impact - Our manufacturing and distribution locations are generally considered critical services and the majority of our facilities remain open to meet customer demand. In an effort to contain the spread of COVID-19, maintain the well-being of our employees, ensure compliance with governmental requirements or respond to declines in demand from customers, we closed or partially shut down certain office, manufacturing and distribution facilities around the world at the end of the first quarter and into the third quarter of 2020. We have taken, and will continue to take, a variety of steps to reduce the risk of employees contracting COVID-19 at work. These steps include social distancing, expanded cleaning and sanitization, adjusting work hours and temperature checks. All manufacturing and distribution facilities are now open, but remain subject to future closure if deemed necessary for the safety of our employees or to comply with future government mandates.
Business Outlook Considering Potential COVID-19 Impacts
Our outlook reflects the following positive trends and challenges to our business that could impact our revenue and earnings potential in 2021. Specific impacts of the COVID-19 pandemic are highlighted in the above section but are reflected in our market outlook.
Positive Trends
•We expect demand for pick-up trucks in North America to remain strong and in line with the second half of 2020.
•North American medium-duty and heavy-duty truck demand improved in the fourth quarter and could continue to strengthen above second half of 2020 levels.
•Market demand for trucks in India is expected to improve from 2020 levels.
•We anticipate our aftermarket business will strengthen from second half of 2020 levels, driven primarily by increased truck utilization in North America.
•Our liquidity of $7.0 billion in cash, marketable securities and available credit facilities puts us in a strong position to deal with any uncertainties that may arise in 2021.
Challenges
•Market demand in truck and construction markets in China is expected to decline from record levels in 2020.

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

Dollars in millions	December 31, 2020	December 31, 2019
Working capital (1)	$5,562	$3,127
Current ratio	1.88	1.50
Accounts and notes receivable, net	$3,820	$3,670
Days' sales in receivables	69	58
Inventories	$3,425	$3,486
Inventory turnover	4.2	4.7
Accounts payable (principally trade)	$2,820	$2,534
Days' payable outstanding	68	58
Total debt	$4,164	$2,367
Total debt as a percent of total capital	31.7%	21.9%

(1) Working capital includes cash and cash equivalents.

Cash Flows
Cash and cash equivalents were impacted as follows:

	Years ended December 31,			Change
In millions	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Net cash provided by operating activities	$2,722	$3,181	$2,378	$(459)	$803
Net cash used in investing activities	(719)	(1,150)	(974)	431	(176)
Net cash provided by (used in) financing activities	280	(2,095)	(1,400)	2,375	(695)
Effect of exchange rate changes on cash and cash equivalents	(11)	(110)	(70)	99	(40)
Net increase (decrease) in cash and cash equivalents	$2,272	$(174)	$(66)	$2,446	$(108)

2020 vs. 2019
Net cash provided by operating activities decreased $459 million, primarily due to lower consolidated net income of $457 million, higher restructuring payments of $106 million, increased equity in income of investees, net of dividends of $91 million and lower other liabilities of $51 million, partially offset by lower working capital requirements of $396 million. During 2020, lower working capital requirements resulted in a cash inflow of $365 million compared to a cash outflow of $31 million in 2019, mainly due to higher accounts payable and accrued expenses, partially offset by a decrease in inventory and higher accounts and notes receivable.
Net cash used in investing activities decreased $431 million, primarily due to the prior year acquisition of Hydrogenics for $235 million, lower capital expenditures of $172 million and higher cash flows from derivatives not designated as hedges of $48 million, partially offset by higher investments in and advances to equity investees of $31 million.
Net cash provided by financing activities increased $2,375 million, principally due to the issuance of $2 billion of long-term debt and lower repurchases of common stock of $630 million, partially offset by higher net payments of commercial paper of $217 million.
The effect of exchange rate changes on cash and cash equivalents decreased $99 million, primarily due to favorable fluctuations in the British pound of $73 million.

2019 vs. 2018
For prior year liquidity comparisons see the Liquidity and Capital Resources section of our 2019 Form 10-K.
Sources of Liquidity
We generate significant ongoing cash flow. Cash provided by operations is our principal source of liquidity with $2.7 billion provided in 2020. At December 31, 2020, our sources of liquidity included:

	December 31, 2020
In millions	Total	U.S.	International	Primary location of international balances
Cash and cash equivalents	$3,401	$1,914	$1,487	China, Singapore, Mexico, Belgium, Australia, Canada
Marketable securities (1)	461	86	375	India
Total	$3,862	$2,000	$1,862
Available credit capacity
Revolving credit facilities (2)	$3,177
International and other uncommitted domestic credit facilities	$256

(1) The majority of marketable securities could be liquidated into cash within a few days.
(2) The five-year credit facility for $2.0 billion and the 364-day credit facility for $1.5 billion, maturing August 2023 and August 2021, respectively, are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. At December 31, 2020, we had $323 million of commercial paper outstanding, which effectively reduced the available capacity under our revolving credit facilities to $3.2 billion.

Cash, Cash Equivalents and Marketable Securities
A significant portion of our cash flows are generated outside the U.S. We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. As a result, we do not anticipate any local liquidity restrictions to preclude us from funding our operating needs with local resources.
If we distribute our foreign cash balances to the U.S. or to other foreign subsidiaries, we could be required to accrue and pay withholding taxes, for example, if we repatriated cash from certain foreign subsidiaries whose earnings we have asserted are permanently reinvested outside of the U.S. Foreign earnings for which we assert permanent reinvestment outside the U.S. consist primarily of earnings of our China, India and Netherlands domiciled subsidiaries. At present, we do not foresee a need to repatriate any earnings from these subsidiaries for which we have asserted permanent reinvestment. However, to help fund cash needs of the U.S. or other international subsidiaries as they arise, we repatriate available cash from certain foreign subsidiaries whose earnings are not permanently reinvested when it is cost effective to do so.
Debt Facilities and Other Sources of Liquidity
On April 14, 2020, we were approved for the Federal Reserve Bank of New York’s Commercial Paper Funding Facility (CPFF) program to assure access to the commercial paper funding markets during volatile credit market conditions. The CPFF was intended to provide a liquidity backstop to U.S. issuers of commercial paper through a special purpose vehicle (SPV). The facility allows us, based on our current short-term credit rating, to issue three-month unsecured commercial paper at a rate equal to a + 110 basis point spread over the three-month overnight index swap rate on the date of issuance. The maximum amount of commercial paper that we may issue at any time through this program is $1.5 billion less the total principal amount of all other outstanding commercial paper that we have issued. We retain full access to our Board authorized $3.5 billion commercial paper program, as reduced by any amounts issued under this facility. The SPV is currently scheduled to cease purchasing commercial paper on March 17, 2021. At December 31, 2020, there were no outstanding borrowings under the CPFF program.
In June and July of 2020, we settled our February 2014 interest rate swaps, which previously converted our $500 million debt issue, due in 2023, from fixed rate to floating rate based on a LIBOR spread. We will amortize the $24 million gain realized upon settlement over the remaining three-year term of the related debt.
On August 19, 2020, we entered into an amended and restated 364-day credit agreement that allows us to borrow up to $1.5 billion of unsecured funds at any time prior to August 18, 2021. This credit agreement amended and restated the prior $1.5 billion 364-day credit facility that matured on August 19, 2020.

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
We have access to committed credit facilities that total $3.5 billion, including the new $1.5 billion 364-day facility that expires August 18, 2021 and our $2.0 billion five-year facility that expires on August 22, 2023. We maintain credit facilities at the current or higher aggregate amounts by renewing or replacing these facilities at or before expiration. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and for general corporate purposes. Both credit agreements include a financial covenant requiring that the leverage ratio of net debt of the company and its subsidiaries to the consolidated total capital of the company and its subsidiaries may not exceed 0.65 to 1.0. At December 31, 2020, our leverage ratio was 0.07 to 1.0.
We can issue up to $3.5 billion of unsecured, short-term promissory notes (commercial paper) pursuant to the Board authorized commercial paper programs. The programs facilitate the private placement of unsecured short-term debt through third-party brokers. We intend to use the net proceeds from the commercial paper borrowings for general corporate purposes. At December 31, 2020, we had $323 million of commercial paper outstanding, which effectively reduced the available capacity under our revolving credit facilities to $3.2 billion. The total combined borrowing capacity under the revolving credit facilities and commercial paper programs should not exceed $3.5 billion. See Note 11, "DEBT," to our Consolidated Financial Statements for additional information.
As a well-known seasoned issuer, we filed an automatic shelf registration for an undetermined amount of debt and equity securities with the SEC on February 13, 2019. Under this shelf registration we may offer, from time to time, debt securities, common stock, preferred and preference stock, depositary shares, warrants, stock purchase contracts and stock purchase units.
In July 2017, the U.K.'s Financial Conduct Authority, which regulates the London Interbank Offered Rate (LIBOR), announced it intends to phase out LIBOR by the end of 2021. The cessation date for submission and publication of rates for certain tenors of LIBOR has since been extended until mid-2023. Various central bank committees and working groups continue to discuss replacement of benchmark rates, the process for amending existing LIBOR-based contracts and the potential economic impacts of different alternatives. The Alternative Reference Rates Committee has identified the Secured Overnight Financing Rate (SOFR) as its preferred alternative rate for USD LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. We are evaluating the potential impact of the replacement of the LIBOR benchmark interest rate including risk management, internal operational readiness and monitoring the Financial Accounting Standards Board standard-setting process to address financial reporting issues that might arise in connection with transition from LIBOR to a new benchmark rate. While we do not believe the change will impact us significantly, we continue to evaluate contracts throughout the company. In anticipation of LIBOR's phase out, our revolving credit agreements include a transition mechanism for selecting a benchmark replacement rate for LIBOR, with such benchmark replacement rate to be subject to our agreement.
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

Uses of Cash
Stock Repurchases
In December 2019, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the 2018 repurchase plan. In October 2018, the Board authorized the acquisition of up to $2.0 billion of additional common stock. For the year ended December 31, 2020, we made the following purchases under our stock repurchase programs:

In millions, except per share amounts	Shares Purchased		Average Cost Per Share	Total Cost of Repurchases	Remaining Authorized Capacity (1)
October 2018, $2 billion repurchase program
March 29	3.5		$156.92	$550	$85
June 28	—		—	—	85
September 27	—		—	—	85
December 31	0.4		219.15	85	—
Subtotal	3.9		163.11	635	—

December 2019, $2 billion repurchase program
December 31	0.0	(2)	218.97	6	1,994

Total	3.9		163.50	$641

(1) The remaining authorized capacity under these plans was calculated based on the cost to purchase the shares but excludes commission expenses in accordance with the authorized plan.
(2) The shares purchased under the 2019 repurchase program rounded to zero.

We temporarily suspended share repurchases after the purchases made in the first quarter of 2020 to conserve cash, but resumed repurchasing shares in the fourth quarter of 2020. We may repurchase outstanding shares from time to time during 2021 to enhance shareholder value and to offset the dilutive impact of employee stock-based compensation plans.
Dividends
Total dividends paid to common shareholders in 2020, 2019 and 2018 were $782 million, $761 million and $718 million, respectively. Declaration and payment of dividends in the future depends upon our income and liquidity position, among other factors, and is subject to declaration by the Board, who meets quarterly to consider our dividend payment. We expect to fund dividend payments with cash from operations.
In October 2020, the Board authorized an increase to our quarterly dividend of 3 percent from $1.311 per share to $1.35 per share. Cash dividends per share paid to common shareholders and the Board authorized increases for the last three years were as follows:

	Quarterly Dividends
	2020	2019	2018
First quarter	$1.311	$1.14	$1.08
Second quarter	1.311	1.14	1.08
Third quarter	1.311	1.311	1.14
Fourth quarter	1.35	1.311	1.14
Total	$5.28	$4.90	$4.44

Capital Expenditures
Capital expenditures, including spending on internal use software, were $575 million, $775 million and $784 million in 2020, 2019 and 2018, respectively. We continue to invest in new product lines and targeted capacity expansions. We plan to spend an estimated $725 million to $775 million in 2021 on capital expenditures, excluding internal use software, with over 50 percent of these expenditures expected to be invested in North America. In addition, we plan to spend an estimated $60 million to $70 million on internal use software in 2021.

Pensions
Our global pension plans, including our unfunded and non-qualified plans, were 112 percent funded at December 31, 2020. Our U.S. defined benefit plan, which represents approximately 52 percent of the worldwide pension obligation, was 128 percent funded, and our U.K. defined benefit plan was 114 percent funded. The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans. In 2020, the investment gain on our U.S. pension trust was 8.9 percent while our U.K. pension trust gain was 13.7 percent. Approximately 72 percent of our pension plan assets are held in highly liquid investments such as fixed income and equity securities. The remaining 28 percent of our plan assets are held in less liquid, but market valued investments, including real estate, private equity, venture capital, opportunistic credit and insurance contracts.
We sponsor funded and unfunded domestic and foreign defined benefit pension plans. Contributions to the U.S. and U.K. plans were as follows:

	Years ended December 31,
In millions	2020	2019	2018
Defined benefit pension contributions	$92	$121	$37
Defined contribution pension plans	85	102	104

We anticipate making total contributions of approximately $75 million to our global defined benefit pension plans in 2021. Expected contributions to our defined benefit pension plans in 2021 will meet or exceed the current funding requirements.
Current Maturities of Short and Long-Term Debt
We had $323 million of commercial paper outstanding at December 31, 2020, that matures in less than one year. The maturity schedule of our existing long-term debt does not require significant cash outflows until 2023 when our 3.65% senior notes are due. Required annual long-term debt principal payments range from $23 million to $526 million over the next five years. See Note 11, "DEBT," to the Consolidated Financial Statements for additional information.
Restructuring Actions
In the fourth quarter of 2019, we began executing restructuring actions, primarily in the form of voluntary and involuntary employee separation programs. We incurred a charge of $119 million ($90 million after-tax) in the fourth quarter of 2019 for these actions which impacted approximately 2,300 employees. Restructuring payments were substantially complete at September 27, 2020. See Note 21, "RESTRUCTURING ACTIONS," to the Consolidated Financial Statements, for additional information.
Credit Ratings
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

Management's Assessment of Liquidity
Despite the global recession and volatility in the capital markets due to the pandemic, our financial condition and liquidity remain strong. Our solid balance sheet and credit ratings enable us to have ready access to credit and the capital markets. We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities. We believe our existing cash and marketable securities, operating cash flow and revolving credit facilities provide us with the financial flexibility needed to fund working capital, common stock repurchases, acquisitions, targeted capital expenditures, dividend payments, projected pension obligations and debt service obligations through 2021 and beyond. We continue to generate significant cash from operations and maintain access to our expanded revolving credit facilities and commercial paper programs as noted above.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS
A summary of our contractual obligations and other commercial commitments at December 31, 2020, are as follows:

Contractual Cash Obligations	Payments Due by Period
In millions	2021	2022-2023	2024-2025	After 2025	Total
Long-term debt and finance lease obligations (1)	$175	$798	$716	$4,079	$5,768
Operating leases	143	183	99	67	492
Capital expenditures	238	—	—	—	238
Purchase commitments for inventory	799	1	—	—	800
Other purchase commitments	298	14	6	10	328
Transitional tax liability	4	98	191	—	293
Other postretirement benefits	21	39	35	71	166
International and other domestic letters of credit	116	16	4	3	139
Performance and excise bonds	36	10	54	—	100
Guarantees, indemnifications and other commitments	26	3	5	10	44
Total	$1,856	$1,162	$1,110	$4,240	$8,368

(1) Includes principal payments and expected interest payments based on the terms of the obligations.

The contractual obligations reported above exclude our unrecognized tax benefits of $122 million as of December 31, 2020. We are not able to reasonably estimate the period in which cash outflows relating to uncertain tax contingencies could occur. See Note 4, "INCOME TAXES," to the Consolidated Financial Statements for additional information.
APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
A summary of our significant accounting policies is included in Note 1, "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES," of our Consolidated Financial Statements which discusses accounting policies that we have selected from acceptable alternatives.
Our Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the U.S. which often requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts presented and disclosed in the financial statements. Management reviews these estimates and assumptions based on historical experience, changes in business conditions, including the impacts of COVID-19, and other relevant factors they believe to be reasonable under the circumstances. In any given reporting period, our actual results may differ from the estimates and assumptions used in preparing our Consolidated Financial Statements.
Critical accounting estimates are defined as follows: the estimate requires management to make assumptions about matters that were highly uncertain at the time the estimate was made; different estimates reasonably could have been used; or if changes in the estimate are reasonably likely to occur from period to period and the change would have a material impact on our financial condition or results of operations. Our senior management has discussed the development and selection of our accounting policies, related accounting estimates and the disclosures set forth below with the Audit Committee of the Board. We believe our critical accounting estimates include estimating liabilities for warranty programs, assessing goodwill impairments, accounting for income taxes and pension benefits.
Warranty Programs
We estimate and record a liability for base warranty programs at the time our products are sold. Our estimates are based on historical experience and reflect management's best estimates of expected costs at the time products are sold and subsequent adjustment to those expected costs when actual costs differ. As a result of the uncertainty surrounding the nature and frequency of product recall programs, the liability for such programs is recorded when we commit to a recall action or when a recall becomes probable and estimable, which generally occurs when management internally approves or commits to the action. Our warranty liability is generally affected by component failure rates, repair costs and the point of failure within the product life cycle. Future events and circumstances related to these factors could materially change our estimates and require adjustments to our liability. New product launches require a greater use of judgment in developing estimates until historical experience becomes available. Product specific experience is typically available four or five quarters after product launch, with a clear experience trend evident eight quarters after launch. We generally record warranty expense for new products upon shipment using a preceding product's warranty history and a multiplicative factor based upon preceding similar product experience and new product assessment until sufficient new product data is available for warranty estimation. We then use a blend of actual new product experience and preceding product historical experience for several subsequent quarters, and new product specific experience thereafter. Note 12, "PRODUCT WARRANTY LIABILITY," to our Consolidated Financial Statements contains a summary of the activity in our warranty liability account for 2020, 2019 and 2018 including adjustments to pre-existing warranties.
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
We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform an annual quantitative goodwill impairment test. We have elected this option on certain reporting units. The following events and circumstances are considered when evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount:
•Macroeconomic conditions, such as a deterioration in general economic conditions, including COVID-19 impacts, fluctuations in foreign exchange rates and/or other developments in equity and credit markets;
•Industry and market considerations, such as a deterioration in the environment in which an entity operates, material loss in market share and significant declines in product pricing;
•Cost factors, such as an increase in raw materials, labor or other costs;
•Overall financial performance, such as negative or declining cash flows or a decline in actual or forecasted revenue;
•Other relevant entity-specific events, such as material changes in management or key personnel and
•Events affecting a reporting unit, such as a change in the composition or carrying amount of its net assets including acquisitions and dispositions.
The examples noted above are not all-inclusive, and we consider other relevant events and circumstances that affect the fair value of a reporting unit in determining whether to perform the quantitative goodwill impairment test.
Our goodwill recoverability assessment is based on our annual strategic planning process. This process includes an extensive review of expectations for the long-term growth of our businesses and forecasted future cash flows. In order to determine the valuation of our reporting units, we use either the market approach or the income approach using a discounted cash flow model. Our income approach method uses a discounted cash flow model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate rate of return. Our estimates are based upon our historical experience, our current knowledge from our commercial relationships and available external information about future trends.
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

While none of our reporting units recorded a goodwill impairment in 2020, we determined the automated transmission business is our only reporting unit with material goodwill where the estimated fair value does not substantially exceed the carrying value. The estimated fair value of the reporting unit exceeds its carrying amount of $1.1 billion by approximately 18 percent. Total goodwill in this reporting unit is $544 million. Since this reporting unit is made up of only one business, our joint venture with Eaton Corporation plc (Eaton Cummins Automated Transmission Technologies), acquired in 2017, we did not expect the estimated fair value would exceed the carrying value by a significant amount. We valued this reporting unit primarily using an income approach based on its expected future cash flows. The critical assumptions that factored into the valuation are the projected future revenues and EBITDA margins of the business as well as the discount rate used to present value these future cash flows. A 100 basis point increase in the discount rate would result in a 16 percent decline in the fair value of the reporting unit.

Accounting for Income Taxes
We determine our income tax expense using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Future tax benefits of net operating loss and credit carryforwards are also recognized as deferred tax assets. We evaluate the recoverability of our deferred tax assets each quarter by assessing the likelihood of future profitability and available tax planning strategies that could be implemented to realize our net deferred tax assets. At December 31, 2020, we recorded net deferred tax assets of $154 million. The assets included $382 million for the value of net operating loss and credit carryforwards. A valuation allowance of $346 million was recorded to reduce the tax assets to the net value management believed was more likely than not to be realized. In the event our operating performance deteriorates, future assessments could conclude that a larger valuation allowance will be needed to further reduce the deferred tax assets.
In addition, we operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. We accrue for the estimated additional tax and interest that may result from tax authorities disputing uncertain tax positions. We believe we made adequate provisions for income taxes for all years that are subject to audit based upon the latest information available. A more complete description of our income taxes and the future benefits of our net operating loss and credit carryforwards is disclosed in Note 4, "INCOME TAXES," to our Consolidated Financial Statements.
Pension Benefits
We sponsor a number of pension plans globally, with the majority of assets in the U.S. and the U.K. In the U.S. and the U.K., we have several major defined benefit plans that are separately funded. We account for our pension programs in accordance with employers' accounting for defined benefit pension plans, which requires that amounts recognized in financial statements be determined using an actuarial basis. As a result, our pension benefit programs are based on a number of statistical and judgmental assumptions that attempt to anticipate future events and are used in calculating the expense and liability related to our plans each year at December 31. These assumptions include discount rates used to value liabilities, assumed rates of return on plan assets, future compensation increases, employee turnover rates, actuarial assumptions relating to retirement age, mortality rates and participant withdrawals. The actuarial assumptions we use may differ significantly from actual results due to changing economic conditions, participant life span and withdrawal rates. These differences may result in a material impact to the amount of net periodic pension cost to be recorded in our Consolidated Financial Statements in the future.
The expected long-term return on plan assets is used in calculating the net periodic pension cost. We considered several factors in developing our expected rate of return on plan assets. The long-term rate of return considers historical returns and expected returns on current and projected asset allocations. Projected returns are based primarily on broad, publicly traded passive fixed income and equity indices and forward-looking estimates of the value added by active investment management. At December 31, 2020, based upon our target asset allocations, it is anticipated that our U.S. investment policy will generate an average annual return over the 30-year projection period equal to or in excess of 6.25 percent, including the additional positive returns expected from active investment management.
The one-year return for our U.S. plans was 8.9 percent for 2020. Our U.S. plan assets averaged annualized returns of 9.12 percent over the prior ten years and resulted in approximately $443 million of actuarial gains in accumulated other comprehensive loss (AOCL) in the same period. Based on the historical returns and forward-looking return expectations as plan assets continue to be de-risked, consistent with our investment policy, we believe continuing our investment return assumption of 6.25 percent per year in 2021 for U.S. pension assets is reasonable.
The methodology used to determine the rate of return on pension plan assets in the U.K. was based on establishing an equity-risk premium over current long-term bond yields adjusted based on target asset allocations. At December 31, 2020, based upon our target asset allocations, it is anticipated that our U.K. investment policy will generate an average annual return over the 20-year projection period equal to or in excess of 4 percent. The one-year return for our U.K. plans was 13.7 percent for 2020. We generated average annualized returns of 9.20 percent over ten years, resulting in approximately $724 million of actuarial gains in AOCL. Our strategy with respect to our investments in pension plan assets is to be invested with a long-term outlook. Based on the historical returns and forward-looking return expectations as the plan assets continue to be de-risked, we believe continuing our investment return assumption of 4.0 percent in 2021 for U.K. pension assets is reasonable. Our pension plan asset allocations at December 31, 2020 and 2019 and target allocation for 2021 are as follows:

	U.S. Plans			U.K. Plans
	Target Allocation	Percentage of Plan Assets at December 31,		Target Allocation	Percentage of Plan Assets at December 31,
Investment description	2021	2020	2019	2021	2020	2019
Liability matching	68.0%	66.0%	69.2%	56.5%	57.0%	53.4%
Risk seeking	32.0%	34.0%	30.8%	43.5%	43.0%	46.6%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The differences between the actual return on plan assets and expected long-term return on plan assets are recognized in the asset value used to calculate net periodic cost over five years. The table below sets forth the expected return assumptions used to develop our pension cost for the period 2018-2020 and our expected rate of return for 2021.

	Long-term Expected Return Assumptions
	2021	2020	2019	2018
U.S. plans	6.25%	6.25%	6.25%	6.50%
U.K. plans	4.00%	4.00%	4.00%	4.00%

Pension accounting offers various acceptable alternatives to account for the differences that eventually arise between the estimates used in the actuarial valuations and the actual results. It is acceptable to delay or immediately recognize these differences. Under the delayed recognition alternative, changes in pension obligations (including those resulting from plan amendments) and changes in the value of assets set aside to meet those obligations are not recognized in net periodic pension cost as they occur but are recognized initially in AOCL and subsequently amortized as components of net periodic pension cost systematically and gradually over future periods. In addition to this approach, we may also adopt immediate recognition of actuarial gains or losses. Immediate recognition introduces volatility in financial results. We have chosen to delay recognition and amortize actuarial differences over future periods. If we adopted the immediate recognition approach, we would record a loss of $989 million ($772 million after-tax) from cumulative actuarial net losses for our U.S. and U.K. pension plans.
The difference between the expected return and the actual return on plan assets is deferred from recognition in our results of operations and under certain circumstances, such as when the difference exceeds 10 percent of the greater of the market value of plan assets or the projected benefit obligation, the difference is amortized over future years of service. This is also true of changes to actuarial assumptions. Under the delayed recognition alternative, the actuarial gains and losses are recognized and recorded in AOCL. At December 31, 2020, we had net pension actuarial losses of $714 million and $250 million for the U.S. and U.K. pension plans, respectively. As these amounts exceed 10 percent of their respective plan assets, the excess is amortized over the average remaining service lives of participating employees. Net actuarial losses decreased our shareholders' equity by $63 million after-tax in 2020. The loss is primarily due to lower discount rates in the U.S. and U.K, partially offset by strong asset returns in the U.S. and U.K.
The table below sets forth the net periodic pension cost for the years ended December 31 and our expected cost for 2021.

In millions	2021	2020	2019	2018
Net periodic pension cost	$78	$102	$65	$86

We expect 2021 net periodic pension cost to decrease compared to 2020, primarily due to favorable actuarial experience and investment returns, partially offset by lower discount rates in the U.S. and U.K. The increase in net periodic pension cost in 2020 compared to 2019 was primarily due to lower discount rates in the U.S. and U.K. The decrease in net periodic pension cost in 2019 compared to 2018 was due to higher discount rates and favorable actuarial experience in the U.S. and U.K., partially offset by a lower expected rate of return in the U.S.
The weighted-average discount rates used to develop our net periodic pension cost are set forth in the table below.

	Discount Rates
	2021	2020	2019	2018
U.S. plans	2.62%	3.36%	4.36%	3.66%
U.K. plans	1.50%	2.00%	2.80%	2.55%

The discount rate enables us to state expected future cash payments for benefits as a present value on the measurement date. The guidelines for setting this rate suggest the use of a high-quality corporate bond rate. We used bond information provided by Moody's Investor Services, Inc. and Standard & Poor's Rating Services. All bonds used to develop our hypothetical portfolio in the U.S. and U.K. were deemed high-quality, non-callable bonds (Aa or better) at December 31, 2020, by at least one of the bond rating agencies.
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
The table below sets forth the estimated impact on our 2021 net periodic pension cost relative to a change in the discount rate and a change in the expected rate of return on plan assets.

In millions	Impact on Pension Cost Increase/(Decrease)
Discount rate used to value liabilities
0.25 percent increase	$(19)
0.25 percent decrease	19
Expected rate of return on assets
1 percent increase	(53)
1 percent decrease	53

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
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
See Note 1, "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES", to our Consolidated Financial Statements for additional information.
ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to financial risk resulting from volatility in foreign exchange rates, interest rates and commodity prices. This risk is closely monitored and managed through the use of financial derivative instruments including foreign currency forward contracts, interest rate swaps, commodity swap contracts, zero-cost collars and physical forward contracts. These instruments, as further described below, are accounted for as cash flow or fair value hedges or as economic hedges not designated as hedges for accounting purposes. Financial derivatives are used expressly for hedging purposes and under no circumstances are they used for speculative purposes. When material, we adjust the estimated fair value of our derivative contracts for counterparty or our credit risk. None of our derivative instruments are subject to collateral requirements. Substantially all of our derivative contracts are subject to master netting arrangements, which provide us with the option to settle certain contracts on a net basis when they settle on the same day with the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event.
We also enter into physical forward contracts with certain suppliers to purchase minimum volumes of commodities at contractually stated prices for various periods. These arrangements, as further described below, enable us to fix the prices of portions of our normal purchases of these commodities, which otherwise are subject to market volatility.
The following describes our risk exposures and provides the results of a sensitivity analysis performed at December 31, 2020. The sensitivity analysis assumes instantaneous, parallel shifts in foreign currency exchange rates and commodity prices.

Foreign Exchange Rate Risk
As a result of our international business presence, we are exposed to foreign currency exchange rate risks. We transact business in foreign currencies and, as a result, our income experiences some volatility related to movements in foreign currency exchange rates. To help manage our exposure to exchange rate volatility, we use foreign currency forward contracts on a regular basis to hedge forecasted intercompany and third-party sales and purchases denominated in non-functional currencies. Our foreign currency cash flow hedges generally mature within two years. These foreign currency forward contracts are designated and qualify as foreign currency cash flow hedges. For the years ended December 31, 2020 and 2019, there were no circumstances that resulted in the discontinuance of a foreign currency cash flow hedge.
To minimize the income volatility resulting from the remeasurement of net monetary assets and payables denominated in a currency other than the functional currency, we enter into foreign currency forward contracts, which are considered economic hedges. The objective is to offset the gain or loss from remeasurement with the gain or loss from the fair market valuation of the forward contract. These derivative instruments are not designated as hedges.
At December 31, 2020, the potential gain or loss in the fair value of our outstanding foreign currency contracts, assuming a hypothetical 10 percent fluctuation in the currencies of such contracts, would be approximately $10 million. The sensitivity analysis of the effects of changes in foreign currency exchange rates assumes the notional value to remain constant for the next 12 months. The analysis ignores the impact of foreign exchange movements on our competitive position and potential changes in sales levels. Any change in the value of the contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items.
Interest Rate Risk
We are exposed to market risk from fluctuations in interest rates. We manage our exposure to interest rate fluctuations through the use of interest rate swaps. The objective of the swaps is to more effectively balance our borrowing costs and interest rate risk. See Note 11, "DEBT," "Interest Rate Risk" section for additional information.
Commodity Price Risk
We are exposed to fluctuations in commodity prices due to contractual agreements with component suppliers. In order to protect ourselves against future price volatility and, consequently, fluctuations in gross margins, we periodically enter into commodity swap, forward and zero-cost collar contracts with designated banks and other counterparties to fix the cost of certain raw material purchases with the objective of minimizing changes in inventory cost due to market price fluctuations. Commencing in 2019, these commodity swaps are designated and qualify as cash flow hedges. At December 31, 2020, realized and unrealized gains and losses related to these hedges were not material to our financial statements. The physical forward contracts qualify for the normal purchases scope exceptions and are treated as purchase commitments. The commodity zero-cost collar contracts that represent an economic hedge, but are not designated for hedge accounting, are marked to market through earnings.
At December 31, 2020, the potential gain or loss related to the outstanding commodity zero-cost collar contracts, assuming a hypothetical 10 percent fluctuation in the price of such commodities, would be approximately $1 million. The sensitivity analysis of the effects of changes in commodity prices assumes the notional value to remain constant for the next 12 months. The analysis ignores the impact of commodity price movements on our competitive position and potential changes in sales levels. Any change in the value of the zero-cost collar contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items.
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

ITEM 8.    Financial Statements and Supplementary Data
Index to Financial Statements
•Management's Report to Shareholders
•Report of Independent Registered Public Accounting Firm
•Consolidated Statements of Net Income for the years ended December 31, 2020, 2019 and 2018
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018
•Consolidated Balance Sheets at December 31, 2020 and 2019
•Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
•Consolidated Statements of Changes in Equity for the years ended December 31, 2020, 2019 and 2018
•Notes to the Consolidated Financial Statements

NOTE	1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NOTE	2	REVENUE FROM CONTRACTS WITH CUSTOMERS
NOTE	3	INVESTMENTS IN EQUITY INVESTEES
NOTE	4	INCOME TAXES
NOTE	5	MARKETABLE SECURITIES
NOTE	6	INVENTORIES
NOTE	7	PROPERTY, PLANT AND EQUIPMENT
NOTE	8	LEASES
NOTE	9	GOODWILL AND OTHER INTANGIBLE ASSETS
NOTE	10	SUPPLEMENTAL BALANCE SHEET DATA
NOTE	11	DEBT
NOTE	12	PRODUCT WARRANTY LIABILITY
NOTE	13	PENSIONS AND OTHER POSTRETIREMENT BENEFITS
NOTE	14	COMMITMENTS AND CONTINGENCIES
NOTE	15	CUMMINS INC. SHAREHOLDERS' EQUITY
NOTE	16	ACCUMULATED OTHER COMPREHENSIVE LOSS
NOTE	17	NONCONTROLLING INTERESTS
NOTE	18	STOCK INCENTIVE AND STOCK OPTION PLANS
NOTE	19	EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
NOTE	20	ACQUISITIONS
NOTE	21	RESTRUCTURING ACTIONS
NOTE	22	OPERATING SEGMENTS

•Selected Quarterly Financial Data (Unaudited)

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
Management assessed the effectiveness of our internal control over financial reporting and concluded it was effective as of December 31, 2020. In making its assessment, management utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).
The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cummins Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cummins Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of net income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment - Automated Transmission Reporting Unit

As described in Notes 1 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1,293 million, and the goodwill associated with the Automated Transmission reporting unit was $544 million as of December 31, 2020. Management performs an impairment test as of the end of the fiscal third quarter each year, or more frequently if events or circumstances indicate the fair value of a reporting unit is less than its carrying amount. Management performs the annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying value. Management’s valuation method is an income approach using a discounted cash flow model. The discounted cash flow model requires projections of revenue, gross margin, operating expenses, working capital investment and fixed asset additions for the Automated Transmission reporting unit over a multi-year period, and a discount rate based upon a weighted-average cost of capital.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment for the Automated Transmission reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value measurement of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating audit evidence relating to management’s cash flow projections and significant assumptions related to projected revenue, projected gross margin, and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Automated Transmission reporting unit. These procedures also included, among others, testing management’s process for developing the fair value estimate. This included evaluating the appropriateness of the discounted cash flow model, testing the completeness, accuracy, and relevance of underlying data used in the model, and evaluating the reasonableness of significant assumptions used by management related to projected revenue, projected gross margin, and the discount rate. Evaluating management assumptions related to projected revenue and projected gross margin involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Automated Transmission reporting unit, and (ii) the consistency with external market and industry data. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the Company’s discounted cash flow model and reasonableness of the discount rate assumption.

Base Product Warranty

As described in Notes 1 and 12 to the consolidated financial statements, management estimates and records a liability for base product warranty programs at the time products are sold. As of December 31, 2020, the accrued liability for base product warranty programs was $1,346 million. As disclosed by management, the estimate for one of the base product warranty programs is based on historical experience and reflects management's best estimates of expected costs at the time products are sold and subsequent adjustment to those expected costs when actual costs differ. Management’s estimate of base product warranty liability is generally affected by component failure rates, repair costs, and the point of failure within the product life cycle.

The principal considerations for our determination that performing procedures relating to the base product warranty liability is a critical audit matter are (i) the significant judgment by management when determining the estimate for the base product warranty liability; and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s estimate and significant assumptions related to component failure rates, repair costs, and the point of failure within the product life cycle.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimate for the base product warranty liability related to the determination of component failure rates, repair costs, and the point of failure within the product life cycle. These procedures also included, among others, testing management’s process for determining the base product warranty liability. Procedures related to management’s estimate included evaluating the appropriateness of the method used by management, the completeness, accuracy, and relevance of underlying data used in the warranty estimate, and the reasonableness of significant assumptions used by management in estimating the base product warranty liability related to the component failure rates, repair costs, and the point of failure within the product life cycle. Evaluating management’s assumptions relating to the component failure rates, repair costs, and the point of failure within the product life cycle involved evaluating whether the assumptions were reasonable considering historical product experience of the Company.

/s/PricewaterhouseCoopers LLP
Indianapolis, Indiana
February 10, 2021

We have served as the Company’s auditor since 2002.

CUMMINS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME

	Years ended December 31,
In millions, except per share amounts	2020	2019	2018
NET SALES (a) (Note 2)	$19,811	$23,571	$23,771
Cost of sales	14,917	17,591	18,034
GROSS MARGIN	4,894	5,980	5,737
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	2,125	2,454	2,437
Research, development and engineering expenses	906	1,001	902
Equity, royalty and interest income from investees (Note 3)	452	330	394
Restructuring actions (Note 21)	—	119	—
Other operating expense, net	(46)	(36)	(6)
OPERATING INCOME	2,269	2,700	2,786
Interest expense (Note 11)	100	109	114
Other income, net	169	243	81
INCOME BEFORE INCOME TAXES	2,338	2,834	2,753
Income tax expense (Note 4)	527	566	566
CONSOLIDATED NET INCOME	1,811	2,268	2,187
Less: Net income attributable to noncontrolling interests	22	8	46
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$1,789	$2,260	$2,141

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC. (Note 19)
Basic	$12.07	$14.54	$13.20
Diluted	$12.01	$14.48	$13.15

(a)Includes sales to nonconsolidated equity investees of $1,283 million, $1,191 million and $1,267 million for the years ended December 31, 2020, 2019 and 2018, respectively.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
In millions	2020	2019	2018
CONSOLIDATED NET INCOME	$1,811	$2,268	$2,187
Other comprehensive income (loss), net of tax (Note 16)
Change in pension and other postretirement defined benefit plans	(1)	(63)	18
Foreign currency translation adjustments	71	(152)	(356)
Unrealized (loss) gain on derivatives	(34)	(11)	5
Total other comprehensive income (loss), net of tax	36	(226)	(333)
COMPREHENSIVE INCOME	1,847	2,042	1,854
Less: Comprehensive income attributable to noncontrolling interests	12	3	17
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUMMINS INC.	$1,835	$2,039	$1,837
The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
In millions, except par value	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$3,401	$1,129
Marketable securities (Note 5)	461	341
Total cash, cash equivalents and marketable securities	3,862	1,470
Accounts and notes receivable, net
Trade and other	3,440	3,387
Nonconsolidated equity investees	380	283
Inventories (Note 6)	3,425	3,486
Prepaid expenses and other current assets	790	761
Total current assets	11,897	9,387
Long-term assets
Property, plant and equipment, net (Note 7)	4,255	4,245
Investments and advances related to equity method investees (Note 3)	1,441	1,237
Goodwill (Note 9)	1,293	1,286
Other intangible assets, net (Note 9)	963	1,003
Pension assets (Note 13)	1,042	1,001
Other assets (Note 10)	1,733	1,578
Total assets	$22,624	$19,737

LIABILITIES
Current liabilities
Accounts payable (principally trade)	$2,820	$2,534
Loans payable (Note 11)	169	100
Commercial paper (Note 11)	323	660
Accrued compensation, benefits and retirement costs	484	560
Current portion of accrued product warranty (Note 12)	674	803
Current portion of deferred revenue (Note 2)	691	533
Other accrued expenses (Note 10)	1,112	1,039
Current maturities of long-term debt (Note 11)	62	31
Total current liabilities	6,335	6,260
Long-term liabilities
Long-term debt (Note 11)	3,610	1,576
Pensions and other postretirement benefits (Note 13)	630	591
Accrued product warranty (Note 12)	672	645
Deferred revenue (Note 2)	840	821
Other liabilities (Note 10)	1,548	1,379
Total liabilities	$13,635	$11,272

Commitments and contingencies (Note 14)

EQUITY
Cummins Inc. shareholders’ equity (Note 15)
Common stock, $2.50 par value, 500 shares authorized, 222.4 and 222.4 shares issued	$2,404	$2,346
Retained earnings	15,419	14,416
Treasury stock, at cost, 74.8 and 71.7 shares	(7,779)	(7,225)
Common stock held by employee benefits trust, at cost, — and 0.2 shares	—	(2)
Accumulated other comprehensive loss (Note 16)	(1,982)	(2,028)
Total Cummins Inc. shareholders’ equity	8,062	7,507
Noncontrolling interests (Note 17)	927	958
Total equity	$8,989	$8,465
Total liabilities and equity	$22,624	$19,737
The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
In millions	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$1,811	$2,268	$2,187
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	673	672	611
Deferred income taxes (Note 4)	7	(4)	(238)
Equity in income of investees, net of dividends	(105)	(14)	(90)
Pension and OPEB expense (Note 13)	108	75	97
Pension contributions and OPEB payments (Note 13)	(121)	(150)	(67)
Share-based compensation expense (Note 18)	31	49	53
Restructuring actions, net of cash payments (Note 21)	(110)	115	—
(Gain) loss on corporate owned life insurance	(57)	(61)	26
Foreign currency remeasurement and transaction exposure	2	(105)	(46)
Changes in current assets and liabilities, net of acquisitions
Accounts and notes receivable	(51)	195	(363)
Inventories	46	291	(695)
Other current assets	(39)	(95)	(49)
Accounts payable	288	(310)	302
Accrued expenses	121	(112)	378
Changes in other liabilities	189	240	108
Other, net	(71)	127	164
Net cash provided by operating activities	2,722	3,181	2,378

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(528)	(700)	(709)
Investments in internal use software	(47)	(75)	(75)
Investments in and advances to equity investees	(51)	(20)	(37)
Acquisitions of businesses, net of cash acquired (Note 20)	—	(237)	(70)
Investments in marketable securities—acquisitions	(593)	(495)	(368)
Investments in marketable securities—liquidations (Note 5)	469	389	331
Cash flows from derivatives not designated as hedges	4	(44)	(102)
Other, net	27	32	56
Net cash used in investing activities	(719)	(1,150)	(974)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings (Note 11)	2,014	11	36
Net (payments) borrowings of commercial paper (Note 11)	(337)	(120)	482
Payments on borrowings and finance lease obligations	(73)	(96)	(62)
Net borrowings under short-term credit agreements	10	53	1
Distributions to noncontrolling interests	(26)	(33)	(30)
Dividend payments on common stock (Note 15)	(782)	(761)	(718)
Repurchases of common stock (Note 15)	(641)	(1,271)	(1,140)
Proceeds from issuing common stock	88	76	13
Other, net	27	46	18
Net cash provided by (used in) financing activities	280	(2,095)	(1,400)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(11)	(110)	(70)
Net increase (decrease) in cash and cash equivalents	2,272	(174)	(66)
Cash and cash equivalents at beginning of year	1,129	1,303	1,369
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,401	$1,129	$1,303

The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

In millions	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Common Stock Held in Trust	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2017	$556	$1,654	$11,464	$(4,905)	$(7)	$(1,503)	$7,259	$905	$8,164
Adoption of new accounting standards			30				30	—	30
Net income			2,141				2,141	46	2,187
Other comprehensive loss, net of tax (Note 16)						(304)	(304)	(29)	(333)
Issuance of common stock		12					12	—	12
Employee benefits trust activity		15			2		17	—	17
Repurchases of common stock (Note 15)				(1,140)			(1,140)	—	(1,140)
Cash dividends on common stock (Note 15)			(718)				(718)	—	(718)
Distributions to noncontrolling interests							—	(30)	(30)
Share-based awards		(4)		17			13	—	13
Other shareholder transactions		38					38	19	57
BALANCE AT DECEMBER 31, 2018	$556	$1,715	$12,917	$(6,028)	$(5)	$(1,807)	$7,348	$911	$8,259
Net income			2,260				2,260	8	2,268
Other comprehensive loss, net of tax (Note 16)						(221)	(221)	(5)	(226)
Issuance of common stock		3					3	—	3
Employee benefits trust activity		34			3		37	—	37
Repurchases of common stock (Note 15)				(1,271)			(1,271)	—	(1,271)
Cash dividends on common stock (Note 15)			(761)				(761)	—	(761)
Distributions to noncontrolling interests							—	(33)	(33)
Share-based awards		2		74			76	—	76
Other shareholder transactions		36					36	77	113
BALANCE AT DECEMBER 31, 2019	$556	$1,790	$14,416	$(7,225)	$(2)	$(2,028)	$7,507	$958	$8,465
Adoption of new accounting standards (Note 1)			(4)				(4)	—	(4)
Net income			1,789				1,789	22	1,811
Other comprehensive income (loss), net of tax (Note 16)						46	46	(10)	36
Issuance of common stock		10					10	—	10
Employee benefits trust activity		32			2		34	—	34
Repurchases of common stock (Note 15)				(641)			(641)	—	(641)
Cash dividends on common stock (Note 15)			(782)				(782)	—	(782)
Distributions to noncontrolling interests							—	(26)	(26)
Share-based awards		1		87			88	—	88
Other shareholder transactions		15					15	(17)	(2)
BALANCE AT DECEMBER 31, 2020	$556	$1,848	$15,419	$(7,779)	$—	$(1,982)	$8,062	$927	$8,989
The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
We were founded in 1919 as Cummins Engine Company, a corporation in Columbus, Indiana and one of the first diesel engine manufacturers. In 2001, we changed our name to Cummins Inc. We are a global power leader that designs, manufactures, distributes and services diesel, natural gas, electric and hybrid powertrains and powertrain-related components including filtration, aftertreatment, turbochargers, fuel systems, controls systems, air handling systems, automated transmissions, electric power generation systems, batteries, electrified power systems, hydrogen production and fuel cell products. We sell our products to original equipment manufacturers (OEMs), distributors, dealers and other customers worldwide. We serve our customers through a network of over 500 wholly-owned, joint venture and independent distributor locations and over 9,000 Cummins certified dealer locations with service to approximately 190 countries and territories.
COVID-19
The outbreak of COVID-19 spread throughout the world and became a global pandemic with the resultant economic impacts evolving into a worldwide recession. The pandemic triggered a significant downturn in our markets globally, which continued to unfavorably impact market conditions throughout 2020 and these challenging market conditions could continue for an extended period of time. In an effort to contain the spread of COVID-19, maintain the well-being of our employees and stakeholders, match the reduced demand from our customers and in accordance with governmental requirements, we closed or partially shut down certain office, manufacturing, distribution and technical center facilities around the world in March 2020. Although most of our manufacturing, distribution and technical center facilities re-opened early in the second quarter of 2020, some operated at reduced capacities, most of our global office buildings remained closed through the remainder of 2020.
Principles of Consolidation
Our Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). All intercompany balances and transactions are eliminated in consolidation.

We include the accounts of all wholly-owned and majority-owned domestic and foreign subsidiaries where our ownership is more than 50 percent of outstanding equity interests except for majority-owned subsidiaries that are considered variable interest entities (VIEs) where we are not deemed to have a controlling financial interest. In addition, we also consolidate, regardless of our ownership percentage, VIEs or joint ventures for which we are deemed to have a controlling financial interest. We have variable interests in several businesses accounted for under the equity method of accounting, however most of these VIEs are unconsolidated.

For consolidated entities where our ownership interest is less than 100 percent, the noncontrolling ownership interests are reported in our Consolidated Balance Sheets. The noncontrolling ownership interest in our income, net of tax, is classified as "Net income attributable to noncontrolling interests" in our Consolidated Statements of Net Income.
Reclassifications
Certain amounts for 2019 and 2018 have been reclassified to conform to the current year presentation.
Investments in Equity Investees
We use the equity method to account for our investments in joint ventures, affiliated companies and alliances in which we have the ability to exercise significant influence, generally represented by equity ownership or partnership equity of at least 20 percent but not more than 50 percent. Generally, under the equity method, original investments in these entities are recorded at cost and subsequently adjusted by our share of equity in income or losses after the date of acquisition. Investment amounts in excess of our share of an investee's net assets are amortized over the life of the related asset creating the excess, except goodwill which is not amortized. Equity in income or losses of each investee is recorded according to our level of ownership; if losses accumulate, we record our share of losses until our investment has been fully depleted. If our investment has been fully depleted, we recognize additional losses only when we are the primary funding source. We eliminate (to the extent of our ownership percentage) in our Consolidated Financial Statements the profit in inventory held by our equity method investees that has not yet been sold to a third-party. Dividends received from equity method investees reduce the amount of our investment when received and do not impact our earnings. Our investments are classified as "Investments and advances related to equity method investees" in our Consolidated Balance Sheets. Our share of the results from joint ventures, affiliated companies and alliances is reported in our Consolidated Statements of Net Income as "Equity, royalty and interest income from investees," and is reported net of all applicable income taxes.

Our foreign equity investees are presented net of applicable foreign income taxes in our Consolidated Statements of Net Income. Our remaining U.S. equity investees are partnerships (non-taxable), thus there is no difference between gross or net of tax presentation as the investees are not taxed. See Note 3, "INVESTMENTS IN EQUITY INVESTEES," for additional information.
Use of Estimates in the Preparation of the Financial Statements
Preparation of financial statements requires management to make estimates and assumptions that affect reported amounts presented and disclosed in our Consolidated Financial Statements. Significant estimates and assumptions in these Consolidated Financial Statements require the exercise of judgement and are used for, but not limited to, estimates of future cash flows and other assumptions associated with goodwill and long-lived asset impairment tests, useful lives for depreciation and amortization, warranty programs, determination of discount rate and other assumptions for pensions and other postretirement benefit costs, restructuring costs, income taxes, deferred tax valuation allowances and contingencies and allowances for doubtful accounts. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates.
The global market downturn, closures and limitations on movement related to COVID-19 are expected to be temporary, however, the duration of the production and supply chain disruptions, and related financial impacts, cannot be estimated at this time. This uncertainty could have an impact on certain estimates used in the preparation of our 2020 financial results.
Revenue From Contracts with Customers
Revenue Recognition Sales of Products
We sell to customers either through long-term arrangements or standalone purchase orders. Our long-term arrangements generally do not include committed volumes until underlying purchase orders are issued. Our performance obligations vary by contract, but may include diesel and natural gas engines and engine-related component products, including filtration, aftertreatment, turbochargers, fuel systems, controls systems, air handling systems, automated transmissions, electric power generation systems and construction related projects, batteries, electrified power systems, hydrogen production and fuel cell products, parts, maintenance services and extended warranty coverage.
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
•Volume rebates;
•Market share rebates; and
•Aftermarket rebates.
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

Unbilled Revenue
We recognize unbilled revenue when the revenue has been earned, but not yet billed. Unbilled revenue is included in our Consolidated Balance Sheets as a component of current assets for those expected to be collected in a period of less than one year and long-term assets for those expected to be collected in a period beyond one year. Unbilled revenue relates to our right to consideration for our completed performance under a contract. Unbilled revenue generally arises from contractual provisions that delay a portion of the billings on genset deliveries until commissioning occurs. Unbilled revenue may also occur when billings trail the provision of service in construction and long-term maintenance contracts. Our unbilled revenue is assessed for collection risks at the time the amounts are initially recorded. This estimate of expected losses reflects those losses expected to occur over the contractual life of the unbilled amount through the time of collection. We did not record any impairment losses on our unbilled revenues during the years ended December 31, 2020, 2019 and 2018.
Contract Costs
We are required to record an asset for the incremental costs of obtaining a contract with a customer and other costs to fulfill a contract not otherwise required to be immediately expensed when we expect to recover those costs. The only material incremental cost we incur is commission expense, which is generally incurred in the same period as the underlying revenue. Costs to fulfill a contract are generally limited to customer-specific engineering expenses that do not meet the definition of research and development expenses. As a practical expedient, we have elected to recognize these costs of obtaining a contract as an expense when the related contract period is less than one year. When the period exceeds one year, this asset is amortized over the life of the contract. We did not have any material capitalized balances at December 31, 2020 or 2019.
Extended Warranty
We sell extended warranty coverage on most of our engines and on certain components. We consider a warranty to be extended coverage in any of the following situations:
•When a warranty is sold separately or is optional (extended coverage contracts, for example) or
•When a warranty provides additional services.
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
Foreign currency transaction gains and losses are included in current net income. For foreign entities where the U.S. dollar is the functional currency, including those operating in highly inflationary economies when applicable, we remeasure non-monetary balances and the related income statement amounts using historical exchange rates. We include the resulting gains and losses in income, including the effect of derivatives in our Consolidated Statements of Net Income, which combined with transaction gains and losses amounted to a net gain of $4 million and $28 million and a net loss of $34 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Fair Value Measurements
A three-level valuation hierarchy, based upon the observable and unobservable inputs, is used for fair value measurements. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions based on the best evidence available. These two types of inputs create the following fair value hierarchy:
•Level 1 - Quoted prices for identical instruments in active markets;
•Level 2 - Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose significant inputs are observable; and
•Level 3 - Instruments whose significant inputs are unobservable.

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
Due to our international business presence, we are exposed to foreign currency exchange risk. We transact in foreign currencies and have assets and liabilities denominated in foreign currencies. Consequently, our income experiences some volatility related to movements in foreign currency exchange rates. In order to benefit from global diversification and after considering naturally offsetting currency positions, we enter into foreign currency forward contracts to minimize our existing exposures (recognized assets and liabilities) and hedge forecasted transactions. Foreign currency forward contracts are designated and qualify as foreign currency cash flow hedges. The unrealized gain or loss on the forward contract is deferred and reported as a component of AOCL. When the hedged forecasted transaction (sale or purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income. At December 31, 2020 and 2019, realized and unrealized gains and losses related to these hedges were not material to our financial statements.
To minimize the income volatility resulting from the remeasurement of net monetary assets and payables denominated in a currency other than the functional currency, we enter into foreign currency forward contracts, which are considered economic hedges. The objective is to offset the gain or loss from remeasurement with the gain or loss from the fair market valuation of the forward contract. These derivative instruments are not designated as hedges.
We are exposed to fluctuations in commodity prices due to contractual agreements with component suppliers. In order to protect ourselves against future price volatility and, consequently, fluctuations in gross margins, we periodically enter into commodity swap, forward and zero-cost collar contracts with designated banks and other counterparties to fix the cost of certain raw material purchases with the objective of minimizing changes in inventory cost due to market price fluctuations. Commencing in 2019, these commodity swaps are designated and qualify as cash flow hedges. At December 31, 2020, realized and unrealized gains and losses related to these hedges were not material to our financial statements. The physical forward contracts qualify for the normal purchases scope exceptions and are treated as purchase commitments. Additional information on the physical forwards is included in Note 14, "COMMITMENTS AND CONTINGENCIES." The commodity zero-cost collar contracts that represent an economic hedge, but are not designated for hedge accounting, are marked to market through earnings.
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
Income Tax Accounting
We determine our income tax expense using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Future tax benefits of net operating loss and credit carryforwards are also recognized as deferred tax assets. We evaluate the recoverability of our deferred tax assets each quarter by assessing the likelihood of future profitability and available tax planning strategies that could be implemented to realize our net deferred tax assets. A valuation allowance is recorded to reduce the tax assets to the net value management believes is more likely than not to be realized. In the event our operating performance deteriorates, future assessments could conclude that a larger valuation allowance will be needed to further reduce the deferred tax assets. In addition, we operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. We accrue for the estimated additional tax and interest that may result from tax authorities disputing uncertain tax positions. We believe we made adequate provisions for income taxes for all years that are subject to audit based upon the latest information available. A more complete description of our income taxes and the future benefits of our net operating loss and credit carryforwards is disclosed in Note 4, "INCOME TAXES."

Cash and Cash Equivalents
Cash equivalents are defined as short-term, highly liquid investments with an original maturity of 90 days or less at the time of purchase. The carrying amounts reflected in our Consolidated Balance Sheets for cash and cash equivalents approximate fair value due to the short-term maturity of these investments.
Cash payments for income taxes and interest were as follows:

	Years ended December 31,
In millions	2020	2019	2018
Cash payments for income taxes, net of refunds	$432	$691	$699
Cash payments for interest, net of capitalized interest	88	109	114

Marketable Securities
Debt securities are classified as "held-to-maturity," "available-for-sale" or "trading." We determine the appropriate classification of debt securities at the time of purchase and re-evaluate such classifications at each balance sheet date. At December 31, 2020 and 2019, all of our debt securities were classified as available-for-sale. Debt and equity securities are carried at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income and other income, respectively. For debt securities, unrealized losses considered to be "other-than-temporary" are recognized currently in other income. The cost of securities sold is based on the specific identification method. The fair value of most investment securities is determined by currently available market prices. Where quoted market prices are not available, we use the market price of similar types of securities that are traded in the market to estimate fair value. See Note 5, "MARKETABLE SECURITIES," for a detailed description of our investments in marketable securities.
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable represent amounts billed to customers and not yet collected or amounts that have been earned, but may not be billed until the passage of time, and are recorded when the right to consideration becomes unconditional. Trade accounts receivable are recorded at the invoiced amount, which approximates net realizable value, and generally do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of expected credit losses in our existing accounts receivable. We determine the allowance based on our historical collection experience and by performing an analysis of our accounts receivable in light of the current economic environment. This estimate of expected losses reflects those losses expected to occur over the contractual life of the receivable. We review our allowance for doubtful accounts on a regular basis. In addition, when necessary, we provide an allowance for the full amount of specific accounts deemed to be uncollectible. Account balances are charged off against the allowance in the period in which we determine that it is probable the receivable will not be recovered. The allowance for doubtful accounts balances were $39 million and $19 million at December 31, 2020, and 2019, respectively, and bad debt write-offs were not material.
Inventories
Our inventories are stated at the lower of cost or net realizable value. For the years ended December 31, 2020 and 2019, approximately 14 percent and 14 percent, respectively, of our consolidated inventories (primarily heavy-duty and high-horsepower engines and parts) were valued using the last-in, first-out (LIFO) cost method. The cost of other inventories is generally valued using the first-in, first-out (FIFO) cost method. Our inventories at interim and year-end reporting dates include estimates for adjustments related to annual physical inventory results and for inventory cost changes under the LIFO cost method. Due to significant movements of partially-manufactured components and parts between manufacturing plants, we do not internally measure, nor do our accounting systems provide, a meaningful segregation between raw materials and work-in-process. See Note 6, "INVENTORIES," for additional information.
Property, Plant and Equipment
We record property, plant and equipment at cost, inclusive of assets under capital leases in 2018 and finance lease assets starting in 2019, with the adoption of the new lease standard. We depreciate the cost of the majority of our property, plant and equipment using the straight-line method with depreciable lives ranging from 20 to 40 years for buildings and 3 to 15 years for machinery, equipment and fixtures. Finance lease (capital lease in 2018) asset amortization is recorded in depreciation expense. We expense normal maintenance and repair costs as incurred. Depreciation expense totaled $504 million, $494 million and $455 million for the years ended December 31, 2020, 2019 and 2018, respectively. See Note 7, "PROPERTY, PLANT AND EQUIPMENT" and Note 8, "LEASES," for additional information.
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
Lease expense for operating leases is recognized on a straight-line basis over the lease term. Lease expense for finance leases are generally front-loaded as the finance lease ROU asset is depreciated on a straight-line basis, but interest expense on the liability is recognized utilizing the interest method that results in more expense during the early years of the lease. We have lease agreements with lease and non-lease components, primarily related to real estate, vehicle and information technology (IT) assets. For vehicle and real estate leases, we account for the lease and non-lease components as a single lease component. For IT leases, we allocate the payment between the lease and non-lease components based on the relative value of each component. See Note 8, "LEASES," for additional information.
Goodwill
We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform an annual quantitative goodwill impairment test. We have elected this option on certain reporting units. The quantitative impairment test is only required if an entity determines through this qualitative analysis that it is more likely than not that the fair value of the reporting unit is less than its carrying value. In addition, the carrying value of goodwill must be tested for impairment on an interim basis in certain circumstances where impairment may be indicated. We perform our annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value.
When we are required or opt to perform the quantitative impairment test, the fair value of each reporting unit is estimated with either the market approach or the income approach using a discounted cash flow model. Our income approach method uses a discounted cash flow model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate rate of return. Our reporting units are generally defined as one level below an operating segment. However, there are three situations where we have aggregated two or more reporting units which share similar economic characteristics and thus are aggregated into a single reporting unit for testing purposes. These three situations are described further below:
•Within our Components segment, our emission solutions and filtration businesses have been aggregated into a single reporting unit,
•Within our New Power segment, our electrified power, fuel cell and hydrogen technologies businesses have been aggregated into a single reporting unit and

•Our Distribution segment is considered a single reporting unit as it is managed geographically and all regions share similar economic characteristics and provide similar products and services.
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

While none of our reporting units recorded a goodwill impairment in 2020, we determined the automated transmission business is our only reporting unit with material goodwill where the estimated fair value does not substantially exceed the carrying value. The estimated fair value of the reporting unit exceeds its carrying amount of $1.1 billion by approximately 18 percent. Total goodwill in this reporting unit is $544 million. Since this reporting unit is made up of only one business, our joint venture with Eaton Corporation plc (Eaton Cummins Automated Transmission Technologies), acquired in 2017, we did not expect the estimated fair value would exceed the carrying value by a significant amount.
At December 31, 2020, our recorded goodwill was $1,293 million, approximately 42 percent of which resided in the automated transmissions reporting unit, 30 percent in the aggregated emission solutions and filtration reporting unit, 20 percent in the new power reporting unit and 6 percent in the distribution reporting unit. Changes in our projections or estimates, a deterioration of our operating results and the related cash flow effect or a significant increase in the discount rate could decrease the estimated fair value of our reporting units and result in a future impairment of goodwill. See Note 9, "GOODWILL AND OTHER INTANGIBLE ASSETS," for additional information.
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
Software
We capitalize software that is developed or obtained for internal use. Software costs are amortized on a straight-line basis over their estimated useful lives generally ranging from 2 to 12 years. Software assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. Upgrades and enhancements are capitalized if they result in significant modifications that enable the software to perform tasks it was previously incapable of performing. Software maintenance, training, data conversion and business process reengineering costs are expensed in the period in which they are incurred. See Note 9, "GOODWILL AND OTHER INTANGIBLE ASSETS," for additional information.
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
Research and Development
Our research and development programs are focused on product improvements, product extensions, innovations and cost reductions for our customers. Research and development expenditures include salaries, contractor fees, building costs, utilities, testing, technical IT, administrative expenses and allocation of corporate costs and are expensed, net of contract reimbursements, when incurred. From time to time, we enter into agreements with customers and government agencies to fund a portion of the research and development costs of a particular project. When not associated with a sales contract, we generally account for these reimbursements as an offset to the related research and development expenditure. Research and development expenses, net of contract reimbursements, were $903 million, $998 million and $894 million for the years ended December 31, 2020, 2019 and 2018, respectively. Contract reimbursements were $86 million, $90 million and $120 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In August 2018, the Financial Accounting Standards Board (FASB) issued a new standard that aligns the accounting for implementation costs incurred in a cloud computing arrangement accounted for as a service contract with the model currently used for internal use software costs. Under the new standard, costs that meet certain criteria will be required to be capitalized on the balance sheet and subsequently amortized over the term of the hosting arrangement. We adopted the standard on January 1, 2020, on a prospective basis as allowed by the standard. The adoption did not have a material impact on our Consolidated Financial Statements.
On January 1, 2020, we adopted the new FASB standard related to accounting for credit losses on financial instruments. This standard introduced new guidance for accounting for credit losses on instruments including trade receivables and held-to-maturity debt securities. The standard required entities to record a cumulative effect adjustment to the statement of financial position. We recorded a net decrease to opening retained earnings of $4 million, net of tax, as of January 1, 2020, due to the cumulative impact of adopting the new standard. The impact to any individual financial statement line item as a result of applying the new standard, as compared to the old standard, was not material for the year ended December 31, 2020.
In March 2020, the FASB amended its standard to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendment allows entities to elect not to apply certain modification accounting requirements to contracts affected by reference rate reform if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. These expedients also apply to interest rate locks. The guidance was effective upon issuance and expires after December 31, 2022. The amendment did not have an effect on our Consolidated Financial Statements at December 31, 2020. We are still evaluating which contracts will be impacted by reference rate reform, but the expedients will allow us to make permitted changes prior to the expiration of the amendments without resulting in a material impact to our Consolidated Financial Statements.
NOTE 2. REVENUE FROM CONTRACTS WITH CUSTOMERS
Long-term Contracts
Most of our contracts are for a period of less than one year. We have certain long-term maintenance agreements, construction contracts and extended warranty coverage arrangements that span a period in excess of one year. The aggregate amount of the transaction price for long-term maintenance agreements and construction contracts allocated to performance obligations that had not been satisfied as of December 31, 2020, was $879 million. We expect to recognize the related revenue of $160 million over the next 12 months and $719 million over periods up to 10 years. See Note 12,"PRODUCT WARRANTY LIABILITY," for additional disclosures on extended warranty coverage arrangements. Our other contracts generally are for a duration of less than one year, include payment terms that correspond to the timing of costs incurred when providing goods and services to our customers or represent sales-based royalties.
Deferred and Unbilled Revenue
The following is a summary of our unbilled and deferred revenue and related activity:

	Years ended December 31,
In millions	2020	2019
Unbilled revenue	$114	$68
Deferred revenue, primarily extended warranty	1,531	1,354

We recognized revenue of $372 million and $365 million in 2020 and 2019, respectively, that was included in the deferred revenue balance at the beginning of each year. We did not record any impairment losses on our unbilled revenues during 2020 or 2019.
Disaggregation of Revenue
Consolidated Revenue
The table below presents our consolidated sales by geographic area. Net sales attributed to geographic areas were based on the location of the customer.

	Years ended December 31,
In millions	2020	2019	2018
United States	$10,605	$13,519	$13,218
China	2,832	2,331	2,324
India	680	848	965
Other international	5,694	6,873	7,264
Total net sales	$19,811	$23,571	$23,771

Segment Revenue
Engine segment external sales by market were as follows:

	Years ended December 31,
In millions	2020	2019	2018
Heavy-duty truck	$1,800	$2,626	$2,885
Medium-duty truck and bus	1,629	2,244	2,536
Light-duty automotive	1,441	1,656	1,501
Total on-highway	4,870	6,526	6,922
Off-highway	1,055	1,044	1,080
Total sales	$5,925	$7,570	$8,002

Distribution segment external sales by region were as follows:

	Years ended December 31,
In millions	2020	2019	2018
North America	$4,688	$5,513	$5,331
Asia Pacific	799	875	851
Europe	597	528	536
China	340	356	317
Africa and Middle East	198	235	242
Russia	191	157	169
India	150	200	192
Latin America	147	176	169
Total sales	$7,110	$8,040	$7,807

Distribution segment external sales by product line were as follows:

	Years ended December 31,
In millions	2020	2019	2018
Parts	$2,921	$3,278	$3,222
Power generation	1,686	1,777	1,482
Service	1,258	1,474	1,471
Engines	1,245	1,511	1,632
Total sales	$7,110	$8,040	$7,807

Components segment external sales by business were as follows:

	Years ended December 31,
In millions	2020	2019	2018
Emission solutions	$2,352	$2,763	$2,780
Filtration	1,005	1,024	1,010
Turbo technologies	673	696	761
Electronics and fuel systems	317	236	237
Automated transmissions	303	534	543
Total sales	$4,650	$5,253	$5,331

Power Systems segment external sales by product line were as follows:

	Years ended December 31,
In millions	2020	2019	2018
Power generation	$1,155	$1,414	$1,467
Industrial	638	908	801
Generator technologies	262	348	357
Total sales	$2,055	$2,670	$2,625

NOTE 3. INVESTMENTS IN EQUITY INVESTEES
Investments and advances related to equity method investees and our ownership percentages were as follows:

		December 31,
Dollars in millions	Ownership %	2020	2019
Komatsu alliances	20-50%	$309	$267
Beijing Foton Cummins Engine Co., Ltd.	50%	255	193
Dongfeng Cummins Engine Company, Ltd.	50%	134	149
Chongqing Cummins Engine Company, Ltd.	50%	125	110
Cummins-Scania XPI Manufacturing, LLC	50%	99	96
Tata Cummins, Ltd.	50%	78	60
Other	Various	441	362
Investments and advances related to equity method investees		$1,441	$1,237

We have approximately $882 million in our investment account at December 31, 2020, that represents cumulative undistributed income in our equity investees. Dividends received from our unconsolidated equity investees were $271 million, $260 million and $242 million in 2020, 2019 and 2018, respectively.

Equity, royalty and interest income from investees, net of applicable taxes, was as follows:

	Years ended December 31,
In millions	2020		2019	2018
Manufacturing entities
Beijing Foton Cummins Engine Co., Ltd.	$113		$60	$72
Dongfeng Cummins Engine Company, Ltd.	63		52	58
Chongqing Cummins Engine Company, Ltd.	35		41	51
All other manufacturers	134	(1)(2)	88	129
Distribution entities
Komatsu Cummins Chile, Ltda.	31		28	26
All other distributors	2		2	—
Cummins share of net income	378		271	336
Royalty and interest income	74		59	58
Equity, royalty and interest income from investees	$452		$330	$394

(1) Includes $37 million in favorable adjustments related to tax changes within India's 2020-2021 Union Budget of India (India Tax Law Change) passed in March 2020. See NOTE 4, "INCOME TAXES" for additional information on India Tax Law Change.

(2) Includes impairment charges of $13 million and loss on sale of business of $8 million for a joint venture in the Power Systems segment.

Manufacturing Entities
Our manufacturing joint ventures have generally been formed with customers and are primarily intended to allow us to increase our market penetration in geographic regions, reduce capital spending, streamline our supply chain management and develop technologies. Our largest manufacturing joint ventures are based in China and are included in the list below. Our engine manufacturing joint ventures are supplied by our Components segment in the same manner as it supplies our wholly-owned Engine segment and Power Systems segment manufacturing facilities. Our Components segment joint ventures and wholly-owned entities provide electronics, fuel systems, filtration, aftertreatment systems, turbocharger products and automated transmissions that are used with our engines as well as some competitors' products. The results and investments in our joint ventures in which we have 50 percent or less ownership interest (except for Eaton Cummins Automated Transmission Technologies joint venture which is consolidated due to our majority voting interest) are included in “Equity, royalty and interest income from investees” and “Investments and advances related to equity method investees” in our Consolidated Statements of Net Income and Consolidated Balance Sheets, respectively.
•Beijing Foton Cummins Engine Co., Ltd. - Beijing Foton Cummins Engine Co., Ltd. is a joint venture in China with Beiqi Foton Motor Co., Ltd., a commercial vehicle manufacturer, which has two distinct lines of business - a light-duty business and a heavy-duty business. The light-duty business produces our families of ISF 2.8 liter to 4.5 liter high performance light-duty diesel engines in Beijing. These engines are used in light-duty and medium-duty commercial trucks, pick-up trucks, buses, multipurpose and sport utility vehicles with main markets in China, Brazil and Russia. Certain types of small construction equipment and industrial applications are also served by these engine families. The heavy-duty business produces the X11, X12 and X13, ranging from 10.5 liter to 12.9 liter, high performance heavy-duty diesel engines in Beijing. Certain types of construction equipment and industrial applications are also served by these engine families.
•Dongfeng Cummins Engine Company, Ltd. - Dongfeng Cummins Engine Company, Ltd. (DCEC) is a joint venture in China with Dongfeng Automotive Co. Ltd., a subsidiary of Dongfeng Motor Corporation and one of the largest medium-duty and heavy-duty truck manufacturers in China. DCEC produces 3.9 liter to 14 liter diesel engines with a power range from 80 to 680 horsepower and natural gas engines. On-highway engines are used in multiple applications in light-duty and medium-duty trucks, special purpose vehicles, buses and heavy-duty trucks with a main market in China. Off-highway engines are used in a variety of construction, power generation, marine and agriculture markets in China.
•Chongqing Cummins Engine Company, Ltd. - Chongqing Cummins Engine Company, Ltd. is a joint venture in China with Chongqing Machinery and Electric Co. Ltd. This joint venture manufactures several models of our heavy-duty and high-horsepower diesel engines primarily serving the industrial and stationary power markets in China.
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
Equity Investee Financial Summary
Summary financial information for our equity investees was as follows:

	For the years ended and at December 31,
In millions	2020	2019	2018
Net sales	$7,794	$7,068	$7,352
Gross margin	1,418	1,274	1,373
Net income	696	566	647

Cummins share of net income	$378	$271	$336
Royalty and interest income	74	59	58
Total equity, royalty and interest from investees	$452	$330	$394

Current assets	$4,264	$3,282
Non-current assets	1,673	1,622
Current liabilities	(3,347)	(2,654)
Non-current liabilities	(251)	(326)
Net assets	$2,339	$1,924

Cummins share of net assets	$1,361	$1,159

NOTE 4. INCOME TAXES
The following table summarizes income before income taxes:

	Years ended December 31,
In millions	2020	2019	2018
U.S. income	$1,134	$1,677	$1,239
Foreign income	1,204	1,157	1,514
Income before income taxes	$2,338	$2,834	$2,753

Income tax expense (benefit) consists of the following:

	Years ended December 31,
In millions	2020	2019	2018
Current
U.S. federal and state	$162	$288	$303
Foreign	358	282	348
Impact of tax law changes	—	—	153
Total current income tax expense	520	570	804
Deferred
U.S. federal and state	2	(32)	(71)
Foreign	22	28	(26)
Impact of tax law changes	(17)	—	(141)
Total deferred income tax expense (benefit)	7	(4)	(238)
Income tax expense	$527	$566	$566

A reconciliation of the statutory U.S. federal income tax rate to the effective tax rate was as follows:

	Years ended December 31,
	2020	2019	2018
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income tax, net of federal effect	1.0	1.1	0.9
Differences in rates and taxability of foreign subsidiaries and joint ventures	3.6	1.5	(0.2)
Research tax credits	(1.3)	(1.5)	(1.2)
Foreign derived intangible income	(1.2)	(1.3)	(1.3)
Impact of tax law changes	(0.7)	—	0.5
Other, net	0.1	(0.8)	0.9
Effective tax rate	22.5%	20.0%	20.6%

Our effective tax rate for 2020 was 22.5 percent compared to 20.0 percent for 2019 and 20.6 percent for 2018. The year ended December 31, 2020, contained $26 million, or $0.17 per share, of unfavorable net discrete tax items, primarily due to $33 million of unfavorable changes in tax reserves and $10 million of withholding tax adjustments, partially offset by $15 million of favorable changes due to the India Tax Law Change. The India Tax Law Change eliminated the dividend distribution tax and replaced it with a lower rate withholding tax as the burden shifted from the dividend payor to the dividend recipient for a net favorable income statement impact of $35 million.
The year ended December 31, 2019, contained $34 million of favorable net discrete tax items, primarily due to withholding taxes and provision to return adjustments.
The year ended December 31, 2018, contained $14 million of favorable net discrete tax items, primarily due to $26 million of other favorable discrete tax items, partially offset by $12 million of unfavorable discrete tax items related to final adjustments for 2017 tax legislation.
The India Tax Law Change resulted in the following adjustments to the Consolidated Statements of Net Income for the year ended December 31, 2020:

In millions	Favorable (Unfavorable)
Equity, royalty and interest income from investees	$37
Income tax expense (1)	17
Less: Net income attributable to noncontrolling interests	(19)
Net income statement impact	$35

(1) The adjustment to "Income tax expense" includes $15 million of favorable discrete items.

At December 31, 2020, $3.7 billion of non-U.S. earnings are considered indefinitely reinvested in operations outside the U.S. for which deferred taxes have not been provided. Determination of the related deferred tax liability, if any, is not practicable because of the complexities associated with the hypothetical calculation.
Carryforward tax benefits and the tax effect of temporary differences between financial and tax reporting that give rise to net deferred tax (liabilities) assets were as follows:

	December 31,
In millions	2020	2019
Deferred tax assets
U.S. and state carryforward benefits	$223	$207
Foreign carryforward benefits	159	157
Employee benefit plans	273	279
Warranty expenses	445	427
Lease liabilities	107	122
Accrued expenses	93	76
Other	52	44
Gross deferred tax assets	1,352	1,312
Valuation allowance	(346)	(317)
Total deferred tax assets	1,006	995
Deferred tax liabilities
Property, plant and equipment	(258)	(260)
Unremitted income of foreign subsidiaries and joint ventures	(185)	(181)
Employee benefit plans	(229)	(222)
Lease assets	(103)	(120)
Other	(77)	(77)
Total deferred tax liabilities	(852)	(860)
Net deferred tax assets	$154	$135

Our 2020 U.S. carryforward benefits include $223 million of state credit and net operating loss carryforward benefits that begin to expire in 2021. Our foreign carryforward benefits include $159 million of net operating loss carryforwards that begin to expire in 2021. A valuation allowance is recorded to reduce the gross deferred tax assets to an amount we believe is more likely than not to be realized. The valuation allowance is $346 million and increased in 2020 by a net $29 million. The valuation allowance is primarily attributable to the uncertainty regarding the realization of a portion of the U.S. state and foreign net operating loss and tax credit carryforward benefits.
Our Consolidated Balance Sheets contain the following tax related items:

	December 31,
In millions	2020	2019
Prepaid expenses and other current assets
Refundable income taxes	$172	$191
Other assets
Deferred income tax assets	479	441
Long-term refundable income taxes	23	23
Other accrued expenses
Income tax payable	82	52
Other liabilities
One-time transition tax	289	293
Deferred income tax liabilities	325	306

A reconciliation of unrecognized tax benefits for the years ended December 31, 2020, 2019 and 2018 was as follows:

	December 31,
In millions	2020	2019	2018
Balance at beginning of year	$77	$71	$41
Additions to current year tax positions	9	23	10
Additions to prior years' tax positions	49	5	27
Reductions to prior years' tax positions	(13)	(11)	(2)
Reductions for tax positions due to settlements with taxing authorities	—	(11)	(5)
Balance at end of year	$122	$77	$71

Included in the December 31, 2020, 2019 and 2018, balances are $114 million, $69 million and $62 million, respectively, related to tax positions that, if recognized, would favorably impact the effective tax rate in future periods. We have also accrued interest expense related to the unrecognized tax benefits of $17 million, $5 million and $4 million as of December 31, 2020, 2019 and 2018, respectively. We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.
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
As a result of our global operations, we file income tax returns in various jurisdictions including U.S. federal, state and foreign jurisdictions. We are routinely subject to examination by taxing authorities throughout the world, including Australia, Belgium, Brazil, Canada, China, France, India, Mexico, the U.K. and the U.S. With few exceptions, our U.S. federal, major state and foreign jurisdictions are no longer subject to income tax assessments for years before 2016.
NOTE 5. MARKETABLE SECURITIES
A summary of marketable securities, all of which are classified as current, was as follows:

	December 31,
	2020			2019
In millions	Cost	Gross unrealized gains/(losses) (1)	Estimated fair value	Cost	Gross unrealized gains/(losses) (1)	Estimated fair value
Equity securities
Debt mutual funds	$267	$5	$272	$180	$3	$183
Certificates of deposit	164	—	164	133	—	133
Equity mutual funds	19	5	24	19	4	23
Bank debentures	—	—	—	1	—	1
Debt securities	1	—	1	1	—	1
Total marketable securities	$451	$10	$461	$334	$7	$341

(1) Unrealized gains and losses for debt securities are recorded in other comprehensive income while unrealized gains and losses for equity securities are recorded in "Other income, net" in our Consolidated Statements of Net Income.

All debt securities are classified as available-for-sale. All marketable securities presented use a Level 2 fair value measure. The fair value of Level 2 securities is estimated using actively quoted prices for similar instruments from brokers and observable inputs where available, including market transactions and third-party pricing services, or net asset values provided to investors. We do not currently have any Level 3 securities, and there were no transfers between Level 2 or 3 during 2020 or 2019.
A description of the valuation techniques and inputs used for our Level 2 fair value measures is as follows:
•Debt mutual funds— The fair value measures for the vast majority of these investments are the daily net asset values published on a regulated governmental website. Daily quoted prices are available from the issuing brokerage and are used on a test basis to corroborate this Level 2 input.

•Certificates of deposit and bank debentures— These investments provide us with a contractual rate of return and generally range in maturity from three months to five years. The counterparties to these investments are reputable financial institutions with investment grade credit ratings. Since these instruments are not tradable and must be settled directly by us with the respective financial institution, our fair value measure is the financial institution's month-end statement.
•Equity mutual funds— The fair value measures for these investments are the net asset values published by the issuing brokerage. Daily quoted prices are available from reputable third-party pricing services and are used on a test basis to corroborate this Level 2 input measure.
•Debt securities— The fair value measures for these securities are broker quotes received from reputable firms. These securities are infrequently traded on a national exchange and these values are used on a test basis to corroborate our Level 2 input measure.
The proceeds from sales and maturities of marketable securities were as follows:

	Years ended December 31,
In millions	2020	2019	2018
Proceeds from sales of marketable securities	$343	$258	$253
Proceeds from maturities of marketable securities	126	131	78
Investments in marketable securities - liquidations	$469	$389	$331
NOTE 6. INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Inventories included the following:

	December 31,
In millions	2020	2019
Finished products	$2,216	$2,214
Work-in-process and raw materials	1,346	1,395
Inventories at FIFO cost	3,562	3,609
Excess of FIFO over LIFO	(137)	(123)
Total inventories	$3,425	$3,486

NOTE 7. PROPERTY, PLANT AND EQUIPMENT
Details of our property, plant and equipment balance were as follows:

	December 31,
In millions	2020	2019
Land and buildings	$2,613	$2,487
Machinery, equipment and fixtures	5,851	5,618
Construction in process	547	594
Property, plant and equipment, gross	9,011	8,699
Less: Accumulated depreciation	(4,756)	(4,454)
Property, plant and equipment, net	$4,255	$4,245

NOTE 8. LEASES
Our lease portfolio consists primarily of real estate and equipment leases. Our real estate leases primarily consist of land, office, distribution, warehousing and manufacturing facilities. These leases typically range in term from 2 to 50 years and may contain renewal options for periods up to 10 years at our discretion. Our equipment lease portfolio consists primarily of vehicles (including service vehicles), forktrucks and IT equipment. These leases typically range in term from two years to three years and may contain renewal options. Our leases generally do not contain variable lease payments other than (1) certain foreign real estate leases which have payments indexed to inflation and (2) certain real estate executory costs (such as taxes, insurance and maintenance), which are paid based on actual expenses incurred by the lessor during the year. Our leases generally do not include residual value guarantees other than our service vehicle fleet, which has a residual guarantee based on a percentage of the original cost declining over the lease term.
The components of our lease cost were as follows:

	Years ended December 31,
In millions	2020	2019
Operating lease cost	$172	$180
Finance lease cost
Amortization of right-of-use asset	18	18
Interest expense	4	9
Short-term lease cost	19	33
Variable lease cost	12	7
Total lease cost	$225	$247

The total rental expense for the year ended December 31, 2018, prior to adoption of the new lease standard, was $217 million.
Supplemental balance sheet information related to leases:

	December 31,
In millions	2020	2019	Balance Sheet Location
Assets
Operating lease assets	$438	$496	Other assets
Finance lease assets(1)	99	90	Property, plant and equipment, net
Total lease assets	$537	$586

Liabilities
Current
Operating	$128	$131	Other accrued expenses
Finance	12	12	Current maturities of long-term debt
Long-term
Operating	325	370	Other liabilities
Finance	79	78	Long-term debt
Total lease liabilities	$544	$591

(1) Finance lease assets were recorded net of accumulated amortization of $58 million and $62 million at December 31, 2020 and 2019.

Supplemental cash flow and other information related to leases:

	Years ended December 31,
In millions	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$149	$163
Operating cash flows from finance leases	14	47
Financing cash flows from finance leases	4	9

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$97	$214
Finance leases	19	5

Additional information related to leases:

	December 31,
	2020	2019
Weighted-average remaining lease term (in years)
Operating leases	4.9	5.3
Finance leases	10.8	12.1

Weighted-average discount rate
Operating leases	3.4%	3.3%
Finance leases	4.0%	4.4%

Following is a summary of the future minimum lease payments due to finance and operating leases with terms of more than one year at December 31, 2020, together with the net present value of the minimum payments:

In millions	Finance Leases	Operating Leases
2021	$15	$143
2022	14	109
2023	13	74
2024	9	56
2025	8	43
After 2025	55	67
Total minimum lease payments	114	492
Interest	(23)	(39)
Present value of net minimum lease payments	$91	$453

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2020 and 2019:

In millions	Components	New Power		Distribution	Power Systems	Engine	Total
Balance at December 31, 2018	$935	$96		$79	$10	$6	$1,126
Acquisitions	—	161	(1)	—	—	—	161
Translation and other	(1)	—		—	—	—	(1)
Balance at December 31, 2019	934	257		79	10	6	1,286
Translation and other	7	—		—	—	—	7
Balance at December 31, 2020	$941	$257		$79	$10	$6	$1,293

(1)See Note 20, "ACQUISITIONS," for additional information on acquisition goodwill.

Intangible assets that have finite useful lives are amortized over their estimated useful lives. The following table summarizes our other intangible assets with finite useful lives that are subject to amortization:

	December 31,
In millions	2020	2019
Software	$661	$708
Less: Accumulated amortization	(372)	(425)
Software, net	289	283

Trademarks, patents, customer relationships and other	959	956
Less: Accumulated amortization	(285)	(236)
Trademarks, patents, customer relationships and other, net	674	720
Total other intangible assets, net	$963	$1,003

Amortization expense for software and other intangibles totaled $165 million, $175 million and $153 million for the years ended December 31, 2020, 2019 and 2018, respectively. The projected amortization expense of our intangible assets, assuming no further acquisitions or dispositions, is as follows:

In millions	2021	2022	2023	2024	2025
Projected amortization expense	$141	$126	$111	$93	$65

NOTE 10. SUPPLEMENTAL BALANCE SHEET DATA
Other assets included the following:

	December 31,
In millions	2020	2019
Corporate owned life insurance	$508	$464
Deferred income taxes	479	441
Operating lease assets	438	496
Other	308	177
Other assets	$1,733	$1,578

Other accrued expenses included the following:

	December 31,
In millions	2020	2019
Other taxes payable	$256	$228
Marketing accruals	242	176
Current portion of operating lease liabilities	128	131
Income taxes payable	82	52
Other	404	452
Other accrued expenses	$1,112	$1,039

Other liabilities included the following:

	December 31,
In millions	2020	2019
Operating lease liabilities	$325	$370
Deferred income taxes	325	306
One-time transition tax	289	293
Accrued compensation	203	206
Mark-to-market valuation on interest rate locks	41	12
Other long-term liabilities	365	192
Other liabilities	$1,548	$1,379

NOTE 11. DEBT
Loans Payable and Commercial Paper
Loans payable at December 31, 2020 and 2019 were $169 million and $100 million, respectively, and consisted primarily of notes payable to financial institutions. The weighted-average interest rate for notes payable, bank overdrafts and current maturities of long-term debt at December 31 was as follows:

	2020	2019	2018
Weighted-average interest rate	2.53%	3.20%	4.66%

We can issue up to $3.5 billion of unsecured, short-term promissory notes (commercial paper) pursuant to the Board of Directors (the Board) authorized commercial paper programs. The programs facilitate the private placement of unsecured short-term debt through third-party brokers. We intend to use the net proceeds from the commercial paper borrowings for general corporate purposes. We had $323 million and $660 million in outstanding borrowings under our commercial paper programs at December 31, 2020 and 2019, respectively. The weighted-average interest rate for commercial paper at December 31 was as follows:

	2020		2019	2018
Weighted-average interest rate	(0.01)%	(1)	1.82%	2.59%

(1) The weighted-average interest rate, inclusive of all brokerage fees, was negative 0.01 percent at December 31, 2020. This includes $123 million of borrowings under the EUR program that were at a negative weighted-average interest rate of 0.34 percent and $200 million of borrowings under the U.S. program at a weighted-average interest rate of 0.19 percent.

On April 14, 2020, we were approved for the Federal Reserve Bank of New York’s Commercial Paper Funding Facility (CPFF) program to assure access to the commercial paper funding markets during volatile credit market conditions. The CPFF was intended to provide a liquidity backstop to U.S. issuers of commercial paper through a special purpose vehicle (SPV). The facility allows us, based on our current short-term credit rating, to issue three-month unsecured commercial paper at a rate equal to a +110 basis point spread over the three-month overnight index swap rate on the date of issuance. The maximum amount of commercial paper that we may issue at any time through this program is $1.5 billion less the total principal amount of all other outstanding commercial paper that we have issued. We retain full access to our Board authorized $3.5 billion commercial paper program, as reduced by any amounts issued under this facility. The SPV is currently scheduled to cease purchasing commercial paper on March 17, 2021. At December 31, 2020, there were no outstanding borrowings under the CPFF program.
Revolving Credit Facilities
On August 19, 2020, we entered into an amended and restated 364-day credit agreement that allows us to borrow up to $1.5 billion of unsecured funds at any time prior to August 18, 2021. This credit agreement amended and restated the prior $1.5 billion 364-day credit facility that matured on August 19, 2020.
On August 22, 2018, we entered into a new 5-year revolving credit agreement with a syndicate of lenders and we amended the agreement on August 21, 2019. The amended credit agreement provides us with a $2 billion senior unsecured revolving credit facility until August 22, 2023. Amounts payable under our revolving credit facility will rank pro rata with all of our unsecured, unsubordinated indebtedness. Advances under the facility bear interest at (i) an alternate base rate or (ii) a rate equal to the adjusted LIBOR plus an applicable margin based on the credit ratings of our outstanding senior unsecured long-term debt. Based on our current long-term debt ratings, the applicable margin on adjusted LIBOR rate loans was 0.75 percent per annum as of December 31, 2020. Advances under the facility may be prepaid without premium or penalty, subject to customary breakage costs.
Both credit agreements include various covenants, including, among others, maintaining a net debt to total capital leverage ratio of no more than 0.65 to 1.0. At December 31, 2020, we were in compliance with the covenants. We maintain credit facilities at the current or higher aggregate amounts by renewing or replacing these facilities at or before expiration. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and for general corporate purposes. There were no outstanding borrowings under these facilities at December 31, 2020.
At December 31, 2020, our $323 million of commercial paper outstanding effectively reduced the $3.5 billion available capacity under our revolving credit facilities to $3.2 billion.
At December 31, 2020, we also had $256 million available for borrowings under our international and other domestic credit facilities.
Long-term Debt
A summary of long-term debt was as follows:

		December 31,
In millions	Interest Rate	2020	2019
Long-term debt
Senior notes, due 2023 (1)	3.65%	$500	$500
Senior notes, due 2025	0.75%	500	—
Debentures, due 2027	6.75%	58	58
Debentures, due 2028	7.125%	250	250
Senior notes, due 2030	1.50%	850	—
Senior notes, due 2043	4.875%	500	500
Senior notes, due 2050	2.60%	650	—
Debentures, due 2098 (2)	5.65%	165	165
Other debt		132	59
Unamortized discount and deferred issuance costs		(72)	(50)
Fair value adjustments due to hedge on indebtedness		48	35
Finance leases		91	90
Total long-term debt		3,672	1,607
Less: Current maturities of long-term debt		62	31
Long-term debt		$3,610	$1,576

(1) In June and July 2020, we settled our February 2014 interest rate swaps. See "Interest Rate Risk" below for additional information.
(2) The effective interest rate is 7.48%.

Principal payments required on long-term debt during the next five years are as follows:

In millions	2021	2022	2023	2024	2025
Principal payments	$62	$49	$526	$23	$506

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
Our debt agreements contain several restrictive covenants. The most restrictive of these covenants applies to our revolving credit facility which will upon default, among other things, limit our ability to incur additional debt or issue preferred stock, enter into sale-leaseback transactions, sell or create liens on our assets, make investments and merge or consolidate with any other entity. At December 31, 2020, we were in compliance with all of the covenants under our borrowing agreements.
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
Interest Expense
For the years ended December 31, 2020, 2019 and 2018, total interest incurred was $102 million, $112 million and $116 million, respectively, and interest capitalized was $2 million, $3 million and $2 million, respectively.
Interest Rate Risk
In 2019 we entered into $350 million of interest rate lock agreements, and in the first half of 2020 we entered into an additional $150 million of lock agreements to reduce the variability of the cash flows of the interest payments on a total of $500 million of fixed rate debt forecast to be issued in 2023 to replace our senior notes at maturity. The terms of the rate locks mirror the time period of the expected fixed rate debt issuance and the expected timing of interest payments on that debt. The gains and losses on these derivative instruments will be initially recorded in "Other comprehensive income" and will be released to earnings in "Interest expense" in future periods to reflect the difference in (1) the fixed rates economically locked in at the inception of the hedge and (2) the actual fixed rates established in the debt instrument at issuance.
The following table summarizes the interest rate lock activity in AOCL:

	Year ended December 31,
In millions	2020		2019
Type of Swap	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Interest Expense	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Interest Expense
Interest rate locks	$(22)	$—	(10)	—

We had a series of interest rate swaps to effectively convert our September 2013, $500 million debt issue, due in 2023, from a fixed rate of 3.65 percent to a floating rate equal to the one-month LIBOR plus a spread. The debt is included in the Consolidated Balance Sheets as "Long-term debt." The terms of the swaps mirrored those of the debt, with interest paid semi-annually. The swaps were designated, and were accounted for, as fair value hedges. The gain or loss on these derivative instruments, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, were recognized in current income as “Interest expense.” The net swap settlements that accrued each period were also reported in the Consolidated Financial Statements as "Interest expense." A basis adjustment related to credit risk, excluded from the assessment of effectiveness, was being amortized over the life of the hedge using a straight-line method and was considered de minimis.
In June and July of 2020, we settled our February 2014 interest rate swaps, which previously converted our $500 million debt issue, due in 2023, from fixed rate to floating rate based on a LIBOR spread. We will amortize the $24 million gain realized upon settlement over the remaining three-year term of the related debt.

The following table summarizes the gains and losses:

	Years ended December 31,
In millions	2020		2019		2018
Type of Swap	Gain (Loss) on Swaps	Gain (Loss) on Borrowings	Gain (Loss) on Swaps	Gain (Loss) on Borrowings	Gain (Loss) on Swaps	Gain (Loss) on Borrowings
Interest rate swaps(1)	$7	$(5)	$16	$(14)	$(8)	$7

(1) The difference between the gain/(loss) on swaps and borrowings represented hedge ineffectiveness.

Fair Value of Debt
Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair values and carrying values of total debt, including current maturities, were as follows:

	December 31,
In millions	2020	2019
Fair values of total debt (1)	$4,665	$2,706
Carrying value of total debt	4,164	2,367

(1) The fair value of debt is derived from Level 2 inputs.

NOTE 12. PRODUCT WARRANTY LIABILITY
A tabular reconciliation of the product warranty liability, including the deferred revenue related to our extended warranty coverage and accrued product campaigns, was as follows:

	December 31,
In millions	2020	2019	2018
Balance, beginning of year	$2,389	$2,208	$1,687
Provision for base warranties issued	443	458	437
Deferred revenue on extended warranty contracts sold	248	356	293
Provision for product campaigns issued	90	210	481
Payments made during period	(589)	(590)	(443)
Amortization of deferred revenue on extended warranty contracts	(227)	(230)	(244)
Changes in estimates for pre-existing product warranties	(52)	(24)	3
Foreign currency translation and other	5	1	(6)
Balance, end of year	$2,307	$2,389	$2,208

We recognized supplier recoveries of $20 million, $67 million and $26 million for the for the years ended December 31, 2020, 2019 and 2018, respectively.

Warranty related deferred revenues and warranty liabilities on our Consolidated Balance Sheets were as follows:

	December 31,
In millions	2020	2019	Balance Sheet Location
Deferred revenue related to extended coverage programs
Current portion	$261	$227	Current portion of deferred revenue
Long-term portion	700	714	Deferred revenue
Total	$961	$941

Product warranty
Current portion	$674	$803	Current portion of accrued product warranty
Long-term portion	672	645	Accrued product warranty
Total	$1,346	$1,448

Total warranty accrual	$2,307	$2,389

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
The campaigns launched in the third quarter of 2018 are being completed in phases across the affected population. The total engine system campaign charge, excluding supplier recoveries, was $410 million. In the fourth quarter of 2020, we recorded an additional $20 million charge related to this campaign, as a change in estimate, to bring the total campaign, excluding supplier recoveries, to $430 million. At December 31, 2020, the remaining accrual balance was $151 million.
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

Obligations, Assets and Funded Status
Benefit obligation balances presented below reflect the projected benefit obligation (PBO) for our pension plans. The changes in the benefit obligations, the various plan assets, the funded status of the plans and the amounts recognized in our Consolidated Balance Sheets for our significant pension plans at December 31 were as follows:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans		U.K. Plans
In millions	2020	2019	2020	2019
Change in benefit obligation
Benefit obligation at the beginning of the year	$2,916	$2,562	$1,851	$1,550
Service cost	133	116	29	26
Interest cost	95	108	36	43
Actuarial loss	224	296	136	232
Benefits paid from fund	(224)	(150)	(72)	(62)
Benefits paid directly by employer	(22)	(16)	—	—
Exchange rate changes	—	—	70	62
Benefit obligation at end of year	$3,122	$2,916	$2,050	$1,851
Change in plan assets
Fair value of plan assets at beginning of year	$3,357	$2,937	$2,010	$1,782
Actual return on plan assets	274	493	268	193
Employer contributions	22	77	48	28
Benefits paid from fund	(224)	(150)	(72)	(62)
Exchange rate changes	—	—	83	69
Fair value of plan assets at end of year	$3,429	$3,357	$2,337	$2,010
Funded status (including unfunded plans) at end of year	$307	$441	$287	$159
Amounts recognized in consolidated balance sheets
Pension assets	$755	$842	$287	$159
Accrued compensation, benefits and retirement costs	(17)	(16)	—	—
Pension and OPEB benefits	(431)	(385)	—	—
Net amount recognized	$307	$441	$287	$159
Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$714	$611	$250	$323
Prior service cost	6	7	19	22
Net amount recognized	$720	$618	$269	$345

In addition to the pension plans in the above table, we also maintain less significant defined benefit pension plans in 14 other countries outside of the U.S. and the U.K. that comprise approximately 3 percent and 5 percent of our pension plan assets and obligations, respectively, at December 31, 2020. These plans are reflected in "Other liabilities" on our Consolidated Balance Sheets. In 2020 and 2019, we made $16 million and $15 million of contributions to these plans, respectively.
The following table summarizes the total accumulated benefit obligation (ABO), the ABO for defined benefit pension plans with ABO in excess of plan assets and the PBO for defined benefit pension plans with PBO in excess of plan assets:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans		U.K. Plans
In millions	2020	2019	2020	2019
Total ABO	$3,091	$2,894	$1,954	$1,756
Plans with ABO in excess of plan assets
ABO	417	379	—	—
Plans with PBO in excess of plan assets
PBO	448	401	—	—

Components of Net Periodic Pension Cost
The following table presents the net periodic pension cost under our plans for the years ended December 31:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans			U.K. Plans
In millions	2020	2019	2018	2020	2019	2018
Service cost	$133	$116	$120	$29	$26	$29
Interest cost	95	108	98	36	43	41
Expected return on plan assets	(195)	(189)	(196)	(74)	(70)	(69)
Amortization of prior service cost	1	1	1	2	2	—
Recognized net actuarial loss	41	17	33	34	11	29
Net periodic pension cost	$75	$53	$56	$27	$12	$30

Other changes in benefit obligations and plan assets recognized in other comprehensive loss for the years ended December 31 were as follows:

In millions	2020	2019	2018
Amortization of prior service cost	$(3)	$(3)	$—
Recognized net actuarial loss	(75)	(28)	(62)
Incurred actuarial loss	85	101	91
Foreign exchange translation adjustments	19	4	(5)
Total recognized in other comprehensive loss	$26	$74	$24

Total recognized in net periodic pension cost and other comprehensive loss	$128	$139	$110

Assumptions
The table below presents various assumptions used in determining the PBO for each year and reflects weighted-average percentages for the various plans as follows:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans		U.K. Plans
	2020	2019	2020	2019
Discount rate	2.62%	3.36%	1.50%	2.00%
Cash balance crediting rate	3.74%	4.11%	—	—
Compensation increase rate	2.73%	2.73%	3.75%	3.75%

The table below presents various assumptions used in determining the net periodic pension cost and reflects weighted-average percentages for the various plans as follows:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans			U.K. Plans
	2020	2019	2018	2020	2019	2018
Discount rate	3.36%	4.36%	3.66%	2.00%	2.80%	2.55%
Expected return on plan assets	6.25%	6.25%	6.50%	4.00%	4.00%	4.00%
Compensation increase rate	2.73%	2.73%	3.00%	3.75%	3.75%	3.75%

Plan Assets
Our investment policies in the U.S. and U.K. provide for the rebalancing of assets to maintain our long-term strategic asset allocation. We are committed to this long-term strategy and do not attempt to time the market. Given empirical evidence that asset allocation is critical, rebalancing of the assets has and continues to occur, maintaining the proper weighting of assets to achieve the expected total portfolio returns. We believe that our portfolio is highly diversified and does not have any significant exposure to concentration risk. The plan assets for our defined benefit pension plans do not include any of our common stock.

U.S. Plan Assets
For the U.S. qualified pension plans, our assumption for the expected return on assets was 6.25 percent in 2020. Projected returns are based primarily on broad, publicly traded equity and fixed income indices and forward-looking estimates of active portfolio and investment management. We expect additional positive returns from this active investment management. Based on the historical returns and forward-looking return expectations, we have elected to maintain our assumption of 6.25 percent in 2021.
The primary investment objective is to exceed, on a net-of-fee basis, the rate of return of a policy portfolio comprised of the following:

Asset Class	Target	Range
U.S. equities	7.0%	+5.0/ -5.0%
Non-U.S. equities	2.0%	+3.0/ -2.0%
Global equities	6.0%	+3.0/ -3.0%
Total equities	15.0%
Real assets	6.5%	+3.5/ -6.5%
Private equity/venture capital	6.5%	+3.5/ -6.5%
Opportunistic credit	4.0%	+6.0/ -4.0%
Fixed income	68.0%	+5.0/ -5.0%
Total	100.0%

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
U.K. Plan Assets
For the U.K. qualified pension plans, our assumption for the expected return on assets was 4.0 percent in 2020. The methodology used to determine the rate of return on pension plan assets in the U.K. was based on establishing an equity-risk premium over current long-term bond yields adjusted based on target asset allocations. Our strategy with respect to our investments in these assets is to be invested in a suitable mixture of return-seeking assets such as equities, real estate and liability matching assets such as group annuity insurance contracts and duration matched bonds. Therefore, the risk and return balance of our U.K. asset portfolio should reflect a long-term horizon. To achieve these objectives we have established the following targets:

Asset Class	Target
Equities	10.0%
Private markets/secure income assets	18.0%
Credit	7.5%
Diversifying strategies	8.0%
Fixed income/insurance annuity	55.5%
Cash	1.0%
Total	100.0%

As part of our strategy in the U.K. we have not prohibited the use of any financial instrument, including derivatives. As in the U.S. plan, derivatives may be used to better match liability duration and are not used in a speculative way. The 55.5 percent fixed income component is structured in a way that covers approximately 80 percent of the plan's exposure to changes in its discount rate. Based on the above discussion, we have elected an assumption of 4.0 percent in 2021.

Fair Value of U.S. Plan Assets
The fair values of U.S. pension plan assets by asset category were as follows:

	Fair Value Measurements at December 31, 2020
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Equities
U.S.	$194	$—	$—	$194
Non-U.S.	58	—	—	58
Fixed income
Government debt	78	5	—	83
Corporate debt
U.S.	—	512	—	512
Non-U.S.	—	26	—	26
Asset/mortgaged backed securities	—	3	—	3
Net cash equivalents (1)	319	37	—	356
Private markets and real assets (2)	—	—	431	431
Net plan assets subject to leveling	$649	$583	$431	$1,663
Accruals (3)				5
Investments measured at net asset value				1,761
Net plan assets				$3,429

	Fair Value Measurements at December 31, 2019
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Equities
U.S.	$96	$—	$—	$96
Non-U.S.	47	—	—	47
Fixed income
Government debt	—	72	—	72
Corporate debt
U.S.	—	357	—	357
Non-U.S.	—	11	—	11
Asset/mortgaged backed securities	—	1	—	1
Net cash equivalents (1)	338	33	—	371
Private markets and real assets (2)	—	—	371	371
Net plan assets subject to leveling	$481	$474	$371	$1,326
Accruals (3)				5
Investments measured at net asset value				2,026
Net plan assets				$3,357

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

Certain of our assets are valued based on their respective net asset value (NAV) (or its equivalent), as an alternative to estimated fair value due to the absence of readily available market prices. The fair value of each such investment category was as follows:
•U.S. and Non-U.S. Corporate Debt ($1,068 million and $939 million at December 31, 2020 and 2019, respectively) - These commingled funds have observable NAVs provided to investors and provide for liquidity either immediately or within a couple of days.
•U.S. and Non-U.S. Equities ($245 million and $367 million at December 31, 2020 and 2019, respectively) - These commingled funds have observable NAVs provided to investors and provide for liquidity either immediately or within a couple of days.
•Government Debt ($199 million and $503 million at December 31, 2020 and 2019, respectively) - These commingled funds have observable NAVs provided to investors and provide for liquidity either immediately or within a couple of days.
•Real Estate ($153 million and $140 million at December 31, 2020 and 2019, respectively) - This asset type represents different types of real estate including development property, industrial property, individual mortgages, office property, property investment companies and retail property. These funds are valued using NAVs and allow quarterly or more frequent redemptions.
•Asset/Mortgage Backed Securities ($96 million and $77 million at December 31, 2020 and 2019, respectively) - This asset type represents investments in fixed- and floating-rate loans. These funds are valued using NAVs and allow quarterly or more frequent redemptions.
The reconciliation of Level 3 assets was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
In millions	Private Markets	Real Assets	Total
Balance at December 31, 2018	$247	$69	$316
Actual return on plan assets
Unrealized gains on assets still held at the reporting date	24	5	29
Purchases, sales and settlements, net	28	(2)	26
Balance at December 31, 2019	299	72	371
Actual return on plan assets
Unrealized gains on assets still held at the reporting date	21	2	23
Purchases, sales and settlements, net	39	(2)	37
Balance at December 31, 2020	$359	$72	$431

Fair Value of U.K. Plan Assets
The fair values of U.K. pension plan assets by asset category were as follows:

	Fair Value Measurements at December 31, 2020
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Equities
U.S.	$—	$56	$—	$56
Non-U.S.	—	69	—	69
Fixed income
Net cash equivalents (1)	26	—	—	26
Insurance annuity (2)	—	—	556	556
Private markets and real assets (3)	—	—	282	282
Net plan assets subject to leveling	$26	$125	$838	$989
Investments measured at net asset value				1,348
Net plan assets				$2,337

	Fair Value Measurements at December 31, 2019
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Equities
U.S.	$—	$45	$—	$45
Non-U.S.	—	58	—	58
Fixed income
Net cash equivalents (1)	35	—	—	35
Insurance annuity (2)	—	—	476	476
Private markets and real assets (3)	—	—	259	259
Net plan assets subject to leveling	$35	$103	$735	$873
Investments measured at net asset value				1,137
Net plan assets				$2,010

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

Certain of our assets are valued based on their respective NAV (or its equivalent), as an alternative to estimated fair value due to the absence of readily available market prices. The fair value of each such investment category was as follows:
•U.S. and Non-U.S. Corporate Debt ($970 million and $791 million at December 31, 2020 and 2019, respectively) - These commingled funds have observable NAVs provided to investors and provide for liquidity either immediately or within a couple of days.
•U.S. and Non-U.S. Equities ($168 million and $160 million at December 31, 2020 and 2019, respectively) - These commingled funds have observable NAVs provided to investors and provide for liquidity either immediately or within a couple of days.
•Asset/Mortgage Backed Securities ($100 million and $96 million at December 31, 2020 and 2019, respectively) - This asset type represents investments in fixed- and floating-rate loans. These funds are valued using NAVs and allow quarterly or more frequent redemptions.
•Re-insurance ($60 million and $30 million at December 31, 2020 and 2019, respectively) - This commingled fund has a NAV that is determined on a monthly basis and the investment may be sold at that value.
•Diversified Strategies ($50 million and $60 million at December 31, 2020 and 2019, respectively) - These commingled funds invest in commodities, fixed income and equity securities. They have observable NAVs provided to investors and provide for liquidity either immediately or within a couple of days.

The reconciliation of Level 3 assets was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
In millions	Insurance Annuity	Real Assets	Private Markets	Total
Balance at December 31, 2018	$442	$57	$187	$686
Actual return on plan assets
Unrealized gains on assets still held at the reporting date	34	5	14	53
Purchases, sales and settlements, net	—	(27)	23	(4)
Balance at December 31, 2019	476	35	224	735
Actual return on plan assets
Unrealized gains (losses) on assets still held at the reporting date	80	(2)	22	100
Purchases, sales and settlements, net	—	(2)	5	3
Balance at December 31, 2020	$556	$31	$251	$838

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
Estimated Future Contributions and Benefit Payments
We plan to contribute approximately $75 million to our defined benefit pension plans in 2021. The table below presents expected future benefit payments under our pension plans:

	Qualified and Non-Qualified Pension Plans
In millions	2021	2022	2023	2024	2025	2026 - 2030
Expected benefit payments	$282	$268	$271	$276	$278	$1,417

Other Pension Plans
We also sponsor defined contribution plans for certain hourly and salaried employees. Our contributions to these plans were $85 million, $102 million and $104 million for the years ended December 31, 2020, 2019 and 2018.
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

Obligations and Funded Status
Benefit obligation balances presented below reflect the accumulated postretirement benefit obligations (APBO) for our OPEB plans. The changes in the benefit obligations, the funded status of the plans and the amounts recognized in our Consolidated Balance Sheets for our significant OPEB plans were as follows:

	December 31,
In millions	2020	2019
Change in benefit obligation
Benefit obligation at the beginning of the year	$227	$246
Interest cost	7	10
Plan participants' contributions	9	14
Actuarial loss	14	—
Benefits paid directly by employer	(38)	(43)
Benefit obligation at end of year	$219	$227

Funded status at end of year	$(219)	$(227)

Amounts recognized in consolidated balance sheets
Accrued compensation, benefits and retirement costs	$(20)	$(21)
Pension and OPEB	(199)	(206)
Net amount recognized	$(219)	$(227)

Amounts recognized in accumulated other comprehensive loss
Net actuarial gain	$(10)	$(25)
Prior service credit	(4)	(4)
Net amount recognized	$(14)	$(29)

In addition to the OPEB plans in the above table, we also maintain less significant OPEB plans in four other countries outside the U.S. that comprise approximately 9 percent and 11 percent of our OPEB obligations at December 31, 2020 and 2019, respectively. These plans are reflected in "Other liabilities" in our Consolidated Balance Sheets.
Components of Net Periodic OPEB Cost
The following table presents the net periodic OPEB cost under our plans:

	Years ended December 31,
In millions	2020	2019	2018
Interest cost	$7	$10	$11
Recognized net actuarial gain	(1)	—	—
Net periodic OPEB cost	$6	$10	$11

Other changes in benefit obligations recognized in other comprehensive loss (income) for the years ended December 31 were as follows:

	Years ended December 31,
In millions	2020	2019	2018
Recognized net actuarial gain	$1	$—	$—
Incurred actuarial loss (gain)	14	(1)	(51)
Total recognized in other comprehensive loss (income)	$15	$(1)	$(51)

Total recognized in net periodic OPEB cost and other comprehensive loss (income)	$21	$9	$(40)

Assumptions
The table below presents assumptions used in determining the OPEB obligation for each year and reflects weighted-average percentages for our other OPEB plans as follows:

	2020	2019
Discount rate	2.30%	3.15%

The table below presents assumptions used in determining the net periodic OPEB cost and reflects weighted-average percentages for the various plans as follows:

	2020	2019	2018
Discount rate	3.15%	4.25%	3.55%

Our consolidated OPEB obligation is determined by application of the terms of health care and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates. For measurement purposes, a 6.88 percent annual rate of increase in the per capita cost of covered health care benefits was assumed in 2020. The rate is assumed to decrease on a linear basis to 5.0 percent through 2029 and remain at that level thereafter.
Estimated Benefit Payments
The table below presents expected benefit payments under our OPEB plans:

In millions	2021	2022	2023	2024	2025	2026 - 2030
Expected benefit payments	$21	$20	$19	$18	$17	$71

NOTE 14. COMMITMENTS AND CONTINGENCIES
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
On April 29, 2019, we announced that we were conducting a formal internal review of our emissions certification process and compliance with emission standards for our pick-up truck applications, following conversations with the EPA and CARB regarding certification of our engines in model year 2019 RAM 2500 and 3500 trucks. This review is being conducted with external advisors to ensure the certification and compliance processes for all of our pick-up truck applications are consistent with our internal policies, engineering standards and applicable laws. In addition, we voluntarily disclosed our formal internal review to the regulators and to other government agencies, the Department of Justice (DOJ) and the SEC, and worked cooperatively with them to ensure a complete and thorough review. We fully cooperated with the DOJ's and the SEC's information requests and inquiries and, based on recent communications with these agencies, we do not expect further inquiries. During conversations with the EPA and CARB about the effectiveness of our pick-up truck applications, the regulators raised concerns that certain aspects of our emissions systems may reduce the effectiveness of our emissions control systems and thereby act as defeat devices. As a result, our internal review focuses, in part, on the regulators’ concerns. We are working closely with the regulators to enhance our emissions systems to improve the effectiveness of all of our pick-up truck applications and to fully address the regulators’ requirements. Based on discussions with the regulators, we have developed a new calibration for the engines in model year 2019 RAM 2500 and 3500 trucks that has been included in all engines shipped since September 2019. During our discussions, the regulators have asked us to look at other model years and other engines. Due to the continuing nature of our formal review, our ongoing cooperation with our regulators and the presence of many unknown facts and circumstances, we cannot predict the final outcome of this review and these regulatory processes, and we cannot provide assurance that the matter will not have a materially adverse impact on our results of operations and cash flows.
Guarantees and Commitments
Periodically, we enter into guarantee arrangements, including guarantees of non-U.S. distributor financings, residual value guarantees on equipment under operating leases and other miscellaneous guarantees of joint ventures or third-party obligations. At December 31, 2020, the maximum potential loss related to these guarantees was $44 million.
We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. At December 31, 2020, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $32 million. Most of these arrangements enable us to secure supplies of critical components. We do not currently anticipate paying any penalties under these contracts.
We enter into physical forward contracts with suppliers of platinum and palladium to purchase certain volumes of the commodities at contractually stated prices for various periods, which generally fall within two years. At December 31, 2020, the total commitments under these contracts were $79 million. These arrangements enable us to guarantee the prices of these commodities, which otherwise are subject to market volatility.
We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance. These performance bonds and other performance-related guarantees were $100 million at December 31, 2020.
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
NOTE 15. CUMMINS INC. SHAREHOLDERS' EQUITY
Preferred and Preference Stock
We are authorized to issue one million shares of zero par value preferred and one million shares of preference stock with preferred shares being senior to preference shares. We can determine the number of shares of each series, and the rights, preferences and limitations of each series. At December 31, 2020, there was no preferred or preference stock outstanding.

Common Stock
Changes in shares of common stock, treasury stock and common stock held in trust for employee benefit plans were as follows:

In millions	Common Stock	Treasury Stock	Common Stock Held in Trust
Balance at December 31, 2017	222.4	56.7	0.5
Shares acquired	—	7.9	—
Shares issued	—	(0.2)	(0.1)
Balance at December 31, 2018	222.4	64.4	0.4
Shares acquired	—	8.1	—
Shares issued	—	(0.8)	(0.2)
Balance at December 31, 2019	222.4	71.7	0.2
Shares acquired	—	3.9	—
Shares issued	—	(0.8)	(0.2)
Balance at December 31, 2020	222.4	74.8	—

Treasury Stock
Shares of common stock repurchased by us are recorded at cost as treasury stock and result in a reduction of shareholders' equity in our Consolidated Balance Sheets. Treasury shares may be reissued as part of our stock-based compensation programs. When shares are reissued, we use the weighted-average cost method for determining cost. The gains between the cost of the shares and the issuance price are added to additional paid-in-capital. The losses are deducted from additional paid-in capital to the extent of the gains. Thereafter, the losses are deducted from retained earnings. Treasury stock activity for the three-year period ended December 31, 2020, consisting of shares issued and repurchased is presented in our Consolidated Statements of Changes in Equity.
In December 2019, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the 2018 repurchase plan. In October 2018, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the 2016 repurchase plan. For the year ended December 31, 2020, we made the following purchases under the stock repurchase programs:

In millions (except per share amounts) For each quarter ended	2020 Shares Purchased		Average Cost Per Share	Total Cost of Repurchases	Remaining Authorized Capacity (1)
October 2018, $2 billion repurchase program
March 29	3.5		$156.92	$550	$85
June 28	—		—	—	85
September 27	—		—	—	85
December 31	0.4		219.15	85	—
Subtotal	3.9		163.11	635	—

December 2019, $2 billion repurchase program
December 31	0.0	(2)	218.97	6	1,994

Total	3.9		163.50	$641

(1) The remaining authorized capacity under these plans was calculated based on the cost to purchase the shares but excludes commission expenses in accordance with the authorized plan.
(2) The shares purchased under the 2019 repurchase program rounded to zero.

In 2018, we entered into an accelerated share repurchase agreement with Goldman, Sachs & Co. LLC to repurchase $500 million of our common stock under our previously announced share repurchase plans and received 3.5 million shares at an average price of $144.02 per share.
We repurchased $641 million, $1,271 million and $1,140 million of our common stock in the years ended December 31, 2020, 2019 and 2018, respectively.

Dividends
Total dividends paid to common shareholders in 2020, 2019 and 2018 were $782 million, $761 million and $718 million, respectively. Declaration and payment of dividends in the future depends upon our income and liquidity position, among other factors, and is subject to declaration by the Board, who meet quarterly to consider our dividend payment. We expect to fund dividend payments with cash from operations.
In October 2020, the Board authorized an increase to our quarterly dividend of 3.0 percent from $1.311 per share to $1.35 per share. In July 2019, the Board authorized a 15.0 percent increase to our quarterly cash dividend on our common stock from $1.14 per share to $1.311 per share. In July 2018, the Board approved a 5.6 percent increase to our quarterly dividend on our common stock from $1.08 per share to $1.14 per share. Cash dividends per share paid to common shareholders for the last three years were as follows:

	Quarterly Dividends
	2020	2019	2018
First quarter	$1.311	$1.14	$1.08
Second quarter	1.311	1.14	1.08
Third quarter	1.311	1.311	1.14
Fourth quarter	1.35	1.311	1.14
Total	$5.28	$4.90	$4.44

Employee Benefits Trust
In 1997, we established the Employee Benefits Trust (EBT) funded with common stock for use in meeting our future obligations under employee benefit and compensation plans. The primary sources of cash for the EBT were dividends received on unallocated shares of our common stock held by the EBT. Shares of Cummins stock and cash in the EBT were used to fund the accounts of participants in the Cummins Retirement and Savings Plan who elected to receive company matching funds in Cummins stock. In addition, at times we directed the trustee to sell shares in the EBT on the open market and swept cash from the EBT to fund other employee benefit plans. Matching contributions charged to income for the years ended December 31, 2020, 2019 and 2018 were $2 million, $10 million and $12 million, respectively. At December 31, 2020, the EBT was fully depleted.

NOTE 16. ACCUMULATED OTHER COMPREHENSIVE LOSS
Following are the changes in accumulated other comprehensive income (loss) by component:

In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on debt securities	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at December 31, 2017	$(689)	$(812)	$1	$(3)	$(1,503)
Other comprehensive income before reclassifications
Before-tax amount	(42)	(333)	2	21	(352)	$(30)	$(382)
Tax benefit (expense)	7	7	—	(7)	7	—	7
After-tax amount	(35)	(326)	2	14	(345)	(30)	(375)
Amounts reclassified from accumulated other comprehensive income(1)	53	—	(3)	(9)	41	1	42
Net current period other comprehensive income (loss)	18	(326)	(1)	5	(304)	$(29)	$(333)
Balance at December 31, 2018	$(671)	$(1,138)	$—	$2	$(1,807)
Other comprehensive income before reclassifications
Before-tax amount	(106)	(153)	—	(12)	(271)	$(5)	$(276)
Tax benefit (expense)	16	6	—	5	27	—	27
After-tax amount	(90)	(147)	—	(7)	(244)	(5)	(249)
Amounts reclassified from accumulated other comprehensive income(1)	27	—	—	(4)	23	—	23
Net current period other comprehensive loss	(63)	(147)	—	(11)	(221)	$(5)	$(226)
Balance at December 31, 2019	$(734)	$(1,285)	$—	$(9)	$(2,028)
Other comprehensive income before reclassifications
Before-tax amount	(92)	73	—	(41)	(60)	$(10)	$(70)
Tax benefit (expense)	26	8	—	9	43	—	43
After-tax amount	(66)	81	—	(32)	(17)	(10)	(27)
Amounts reclassified from accumulated other comprehensive income(1)	65	—	—	(2)	63	—	63
Net current period other comprehensive (loss) income	(1)	81	—	(34)	46	$(10)	$36
Balance at December 31, 2020	$(735)	$(1,204)	$—	$(43)	$(1,982)

(1) Amounts are net of tax. Reclassifications out of accumulated other comprehensive income (loss) and the related tax effects are immaterial for separate disclosure.

NOTE 17. NONCONTROLLING INTERESTS
Noncontrolling interests in the equity of consolidated subsidiaries were as follows:

	December 31,
In millions	2020	2019
Eaton Cummins Automated Transmission Technologies	$538	$581
Cummins India Ltd.	319	302
Hydrogenics Corporation (1)	50	58
Other	20	17
Total	$927	$958

(1) See Note 20, "ACQUISITIONS," for additional information.

NOTE 18. STOCK INCENTIVE AND STOCK OPTION PLANS
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
Employee compensation expense (net of estimated forfeitures) related to our share-based plans for the years ended December 31, 2020, 2019 and 2018, was approximately $30 million, $48 million and $52 million, respectively. In addition, non-employee director share-based compensation expense for the years ended December 31, 2020, 2019 and 2018, was approximately $1 million, $1 million and $1 million, respectively. Shares granted to non-employee directors vest immediately and have no restrictions or performance conditions. The excess tax benefit associated with our employee share-based plans for the years ended December 31, 2020, 2019 and 2018, was $4 million, $4 million and $2 million, respectively. The total unrecognized compensation expense (net of estimated forfeitures) related to nonvested awards for our employee share-based plans was approximately $27 million at December 31, 2020 and is expected to be recognized over a weighted-average period of less than two years.

The table below summarizes the employee share-based activity in the Plan:

	Options	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Balance at December 31, 2017	2,901,369	$123.49
Granted	515,320	159.06
Exercised	(140,133)	88.74
Forfeited	(32,894)	133.00
Balance at December 31, 2018	3,243,662	130.55
Granted	710,120	163.42
Exercised	(652,980)	116.76
Forfeited	(63,232)	139.86
Balance at December 31, 2019	3,237,570	140.36
Granted	632,080	142.81
Exercised	(660,786)	131.25
Forfeited	(33,334)	150.83
Balance at December 31, 2020	3,175,530	$142.63	6.6	$263

Exercisable, December 31, 2018	1,366,722	$124.97	4.7	$18
Exercisable, December 31, 2019	1,665,710	$123.55	4.8	$92
Exercisable, December 31, 2020	1,589,015	$130.28	4.6	$151

The weighted-average grant date fair value of options granted during the years ended December 31, 2020, 2019 and 2018, was $25.40, $31.04 and $34.21, respectively. The total intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018, was approximately $40 million, $35 million and $9 million, respectively.
The weighted-average grant date fair value of performance and restricted shares was as follows:

	Performance Shares		Restricted Shares
Nonvested	Shares	Weighted-average Fair Value	Shares	Weighted-average Fair Value
Balance at December 31, 2017	411,239	$120.84	8,089	$117.68
Granted	124,700	146.50	—	—
Vested	(80,996)	128.47	(2,696)	117.68
Forfeited	(44,593)	127.90	—	—
Balance at December 31, 2018	410,350	126.36	5,393	117.68
Granted	185,377	141.01	—	—
Vested	(176,613)	98.28	(2,696)	117.68
Forfeited	(23,183)	145.26	—	—
Balance at December 31, 2019	395,931	144.64	2,697	117.68
Granted	260,480	132.57	3,704	165.04
Vested	(268,773)	138.27	(2,697)	117.68
Forfeited	(10,684)	144.22	—	—
Balance at December 31, 2020	376,954	$140.85	3,704	$165.04

The total vesting date fair value of performance shares vested during the years ended December 31, 2020, 2019 and 2018, was $41 million, $27 million and $13 million, respectively. The total fair value of restricted shares vested was less than $1 million, less than $1 million and $1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	2020	2019	2018
Expected life (years)	6	6	6
Risk-free interest rate	0.62%	2.41%	2.72%
Expected volatility	27.05%	23.79%	25.40%
Dividend yield	2.88%	2.68%	2.48%

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
NOTE 19. EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
We calculate basic earnings per share (EPS) of common stock by dividing net income attributable to Cummins Inc. by the weighted-average number of common shares outstanding for the period. The calculation of diluted EPS assumes the issuance of common stock for all potentially dilutive share equivalents outstanding. We exclude shares of common stock held in the EBT (see Note 15, "CUMMINS INC. SHAREHOLDERS' EQUITY") from the calculation of the weighted-average common shares outstanding until those shares are distributed from the EBT to the Retirement Savings Plan. Following are the computations for basic and diluted earnings per share:

	Years ended December 31,
In millions, except per share amounts	2020	2019	2018
Net income attributable to Cummins Inc.	$1,789	$2,260	$2,141

Weighted-average common shares outstanding
Basic	148.2	155.4	162.2
Dilutive effect of stock compensation awards	0.8	0.7	0.6
Diluted	149.0	156.1	162.8
Earnings per common share attributable to Cummins Inc.
Basic	$12.07	$14.54	$13.20
Diluted	12.01	14.48	13.15

The weighted-average diluted common shares outstanding exclude the anti-dilutive effect of certain stock options. The options excluded from diluted earnings per share were as follows:

	Years ended December 31,
	2020	2019	2018
Options excluded	645,334	473,845	969,385

NOTE 20. ACQUISITIONS
Acquisitions for the years ended December 31, 2019 and 2018, were as follows:

Entity Acquired (Dollars in millions)	Date of Acquisition	Percent Interest Acquired	Payments to Former Owners	Acquisition Related Debt Retirements	Total Purchase Consideration(1)	Goodwill Recognized	Intangibles Recognized(2)	Net Sales Previous Fiscal Year Ended
2019
Hydrogenics Corporation	9/09/19	81%	$235	$—	$235	$161	$161	$34
2018
Efficient Drivetrains, Inc.	8/15/18	100%	$62	$2	$64	$49	$15	$3

(1) All results from acquired entities were included in segment results subsequent to the acquisition date. Newly consolidated entities were accounted for as business combinations and were included in the New Power segment on the date of acquisition.

(2) Intangible assets acquired in business combinations were mostly customer and technology related, the majority of which will be amortized over a period of up to 20 years from the date of the acquisition.

Hydrogenics Corporation
On September 9, 2019, we acquired an 81 percent interest in Hydrogenics Corporation for total consideration of $235 million. The Hydrogen Company, a wholly-owned subsidiary of L’Air Liquide, S.A., maintains a 19 percent noncontrolling interest in Hydrogenics Corporation of $56 million, based on the publicly traded share price of Hydrogenics at the acquisition date, which was representative of its fair value. We accounted for the transaction as a business combination and included it in the New Power segment in the third quarter of 2019. We assigned this business to our New Power reporting unit, which included our electrified power, fuel cell and hydrogen technologies businesses, for goodwill impairment purposes. As of December 31, 2019, our purchase accounting was complete. The intangible assets will be amortized over periods ranging from 3 to 20 years. The purchase price allocation was as follows:

In millions
Inventory	$21
Other current assets	25
Intangible assets
Technology assets	96
Customer relationships	29
In-process research and development	35
Other intangible assets	1
Goodwill	161
Other assets	18
Current liabilities	(53)
Other liabilities	(42)
Total business valuation	291
Less: Noncontrolling interest	56
Total purchase consideration	$235

Technology assets represent the value of both the existing fuel cells and generation equipment. These assets were valued using the relief-from-royalty method, which is a combination of the income approach and market approach that values a subject asset based on an estimate of the relief from the royalty expense that would be incurred if the subject asset were licensed from a third-party. Key assumptions are expected revenue, the royalty rate, the estimated remaining useful life and the discount rate. This value is considered a level 3 measurement under the fair value hierarchy.
Customer relationship assets represent the value of the long-term strategic relationship the business has with its significant customers. The assets were valued using an income approach, specifically the multi-period excess earnings method, which identifies an estimated stream of revenues and expenses for a particular group of assets from which deductions of portions of the projected economic benefits, attributable to assets other than the subject asset (contributory assets), are deducted in order to isolate the prospective earnings of the subject asset. Key assumptions are expected revenue, related expenses, the estimated remaining useful life and the discount rate. These assets are each being amortized over 15 to 20 years. As of December 31, 2019, annual amortization of the intangible assets for the next five years was expected to approximate $8 million.
In-process research and development assets represent acquired research and development assets that have been initiated, achieved material progress, but have not yet resulted in a technologically feasible or commercially viable project. These assets were valued using the relief-from-royalty method, as described above. These assets will not be amortized until they have been completed, but will be tested annually for impairment until that time. Approximately $10 million of this amount began to be amortized in 2020, and the remainder will begin amortization once the related projects are completed.
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

NOTE 21. RESTRUCTURING ACTIONS
In November 2019, we announced our intentions to reduce our global workforce in response to the continued deterioration in our global markets in the second half of 2019, as well as expected reductions in orders in most U.S. and international markets in 2020. In the fourth quarter of 2019, we began executing restructuring actions, primarily in the form of voluntary and involuntary employee separation programs. To the extent these programs involved voluntary separations, a liability was recorded at the time offers to employees were accepted. To the extent these programs provided separation benefits in accordance with pre-existing agreements or policies, a liability was recorded once the amount was probable and reasonably estimable. We incurred a charge of $119 million ($90 million after-tax) in the fourth quarter of 2019 for these actions which impacted approximately 2,300 employees. The voluntary actions were completed by December 31, 2019 and the involuntary actions were completed by June 28, 2020.
Restructuring actions were included in our segment and non-segment operating results as follows:

In millions	Year ended December 31, 2019
Engine	$18
Distribution	37
Components	20
Power Systems	12
New Power	1
Non-segment	31
Restructuring actions	$119

The table below summarizes the activity and balance of accrued restructuring, which is included in "Other accrued expenses" in our Consolidated Balance Sheets:

In millions	Restructuring Accrual
Workforce reductions	$119
Cash payments	(4)
Foreign currency loss	1
Balance at December 31, 2019	116
Cash payments	(110)
Change in estimate	(4)
Foreign currency gain	(1)
Balance at December 31, 2020	$1

NOTE 22. OPERATING SEGMENTS
Operating segments under GAAP are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (CODM), or decision-making group, in deciding how to allocate resources and in assessing performance. Our CODM is the President and Chief Operating Officer.
Our reportable operating segments consist of Engine, Distribution, Components, Power Systems and New Power. This reporting structure is organized according to the products and markets each segment serves. The Engine segment produces engines (15 liters and smaller) and associated parts for sale to customers in on-highway and various off-highway markets. Our engines are used in trucks of all sizes, buses and recreational vehicles, as well as in various industrial applications, including construction, agriculture, power generation systems and other off-highway applications. The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets and service parts, as well as performing service and repair activities on our products and maintaining relationships with various OEMs throughout the world. The Components segment sells filtration products, aftertreatment systems, turbochargers, electronics, fuel systems and automated transmissions. The Power Systems segment is an integrated power provider, which designs, manufactures and sells engines (16 liters and larger) for industrial applications (including mining, oil and gas, marine and rail), standby and prime power generator sets, alternators and other power components. The New Power segment designs, manufactures, sells and supports hydrogen production solutions as well as electrified power systems ranging from fully electric to hybrid along with innovative components and subsystems, including battery and fuel cell technologies. We continue to serve all our markets as they adopt electrification and alternative power technologies, meeting the needs of our OEM partners and end customers.
We use segment earnings or losses before interest expense, income taxes, depreciation and amortization and noncontrolling interests (EBITDA) as the primary basis for the CODM to evaluate the performance of each of our reportable operating segments. We believe EBITDA is a useful measure of our operating performance as it assists investors and debt holders in comparing our performance on a consistent basis without regard to financing methods, capital structure, income taxes or depreciation and amortization methods, which can vary significantly depending upon many factors. Segment amounts exclude certain expenses not specifically identifiable to segments.
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

Summarized financial information regarding our reportable operating segments at December 31, is shown in the table below:

In millions	Engine	Distribution	Components	Power Systems	New Power	Total Segments	Intersegment Eliminations(1)	Total
2020
External sales	$5,925	$7,110	$4,650	$2,055	$71	$19,811	$—	$19,811
Intersegment sales	2,097	26	1,374	1,576	1	5,074	(5,074)	—
Total sales	8,022	7,136	6,024	3,631	72	24,885	(5,074)	19,811
Research, development and engineering expenses	290	31	264	212	109	906	—	906
Equity, royalty and interest income (loss) from investees	312	62	61	21	(4)	452	—	452
Interest income	9	4	4	4	—	21	—	21
EBITDA	1,235	665	961	343	(172)	3,032	76	3,108
Depreciation and amortization (2)	208	122	192	130	18	670	—	670
Net assets	1,306	2,444	2,878	2,134	504	9,266	—	9,266
Investments and advances to equity investees	681	313	215	200	32	1,441	—	1,441
Capital expenditures	202	89	140	79	18	528	—	528
2019
External sales	$7,570	$8,040	$5,253	$2,670	$38	$23,571	$—	$23,571
Intersegment sales	2,486	31	1,661	1,790	—	5,968	(5,968)	—
Total sales	10,056	8,071	6,914	4,460	38	29,539	(5,968)	23,571
Research, development and engineering expenses	337	28	300	230	106	1,001	—	1,001
Equity, royalty and interest income from investees	200	52	40	38	—	330	—	330
Interest income	15	15	8	8	—	46	—	46
EBITDA (excluding restructuring actions)	1,472	693	1,117	524	(148)	3,658	73	3,731
Restructuring actions (3)	18	37	20	12	1	88	31	119
EBITDA	1,454	656	1,097	512	(149)	3,570	42	3,612
Depreciation and amortization (2)	202	115	222	118	12	669	—	669
Net assets	1,094	2,536	2,911	2,245	472	9,258	—	9,258
Investments and advances to equity investees	575	296	193	171	2	1,237	—	1,237
Capital expenditures	240	136	191	107	26	700	—	700
(Table continued on next page)

In millions	Engine	Distribution	Components	Power Systems	New Power	Total Segments	Intersegment Eliminations(1)	Total
2018
External sales	$8,002	$7,807	$5,331	$2,625	$6	$23,771	$—	$23,771
Intersegment sales	2,564	21	1,835	2,001	1	6,422	(6,422)	—
Total sales	10,566	7,828	7,166	4,626	7	30,193	(6,422)	23,771
Research, development and engineering expenses	311	20	272	230	69	902	—	902
Equity, royalty and interest income from investees	238	46	54	56	—	394	—	394
Interest income	11	13	5	6	—	35	—	35
EBITDA	1,446	563	1,030	614	(90)	3,563	(87)	3,476
Depreciation and amortization (2)	190	109	185	119	6	609	—	609
Net assets	1,265	2,677	2,878	2,262	138	9,220	—	9,220
Investments and advances to equity investees	561	278	206	177	—	1,222	—	1,222
Capital expenditures	254	133	182	129	11	709	—	709

(1) Includes intersegment sales, intersegment profit in inventory eliminations and unallocated corporate expenses. The year ended December 31, 2019, includes a $31 million restructuring charge related to corporate functions. There were no significant unallocated corporate expenses for the years ended December 31, 2020 and 2018.

(2) Depreciation and amortization, as shown on a segment basis, excludes the amortization of debt discount and deferred costs included in the Consolidated Statements of Net Income as "Interest expense." The amortization of debt discount and deferred costs were $3 million, $3 million and $2 million for the years ended 2020, 2019 and 2018, respectively. A portion of depreciation expense is included in "Research, development and engineering expense."

(3) See Note 21 "RESTRUCTURING ACTIONS," for additional information.

A reconciliation of our segment information to the corresponding amounts in the Consolidated Statements of Net Income is shown in the table below:

	Years ended December 31,
In millions	2020	2019	2018
TOTAL SEGMENT EBITDA	$3,032	$3,570	$3,563
Intersegment elimination	76	42	(87)
TOTAL EBITDA	3,108	3,612	3,476
Less:
Interest expense	100	109	114
Depreciation and amortization	670	669	609
INCOME BEFORE INCOME TAXES	2,338	2,834	2,753
Less: Income tax expense	527	566	566
CONSOLIDATED NET INCOME	1,811	2,268	2,187
Less: Net income attributable to noncontrolling interests	22	8	46
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$1,789	$2,260	$2,141

A reconciliation of our segment net assets to the corresponding amounts in the Consolidated Balance Sheets is shown in the table below:

	December 31,
In millions	2020	2019	2018
Net assets for operating segments	$9,266	$9,258	$9,220
Cash, cash equivalents and marketable securities	3,862	1,470	1,525
Net liabilities deducted in arriving at net assets (1)	8,947	8,498	7,836
Pension and OPEB adjustments excluded from net assets	67	67	68
Deferred tax assets not allocated to segments	479	441	410
Deferred debt costs not allocated to segments	3	3	3
Total assets	$22,624	$19,737	$19,062

(1) Liabilities deducted in arriving at net assets include certain accounts payable, accrued expenses, long-term liabilities and other items.

See Note 2, "REVENUE FROM CONTRACTS WITH CUSTOMERS," for segment net sales by geographic area.
Long-lived assets include property, plant and equipment, net of depreciation, investments and advances to equity investees and other assets, excluding deferred tax assets, refundable taxes and deferred debt expenses. Long-lived segment assets by geographic area were as follows:

	December 31,
In millions	2020	2019	2018
United States	$3,776	$3,555	$3,174
China	1,010	893	823
India	595	616	577
United Kingdom	370	370	337
Netherlands	295	253	234
Mexico	187	175	171
Canada	149	139	114
Brazil	79	106	104
Other international countries	466	489	329
Total long-lived assets	$6,927	$6,596	$5,863

Our largest customer is PACCAR Inc. Worldwide sales to this customer were $2,900 million, $3,937 million and $3,643 million for the years ended December 31, 2020, 2019 and 2018, representing 15 percent, 17 percent and 15 percent, respectively, of our consolidated net sales. No other customer accounted for more than 10 percent of consolidated net sales.

SELECTED QUARTERLY FINANCIAL DATA
UNAUDITED

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
In millions, except per share amounts	2020
Net sales	$5,011	$3,852	$5,118	$5,830
Gross margin	1,294	890	1,349	1,361
Net income attributable to Cummins Inc.	511	276	501	501
Earnings per common share attributable to Cummins Inc.—basic	$3.42	$1.87	$3.39	$3.39
Earnings per common share attributable to Cummins Inc.—diluted (1)	3.41	1.86	3.36	3.36
Cash dividends per share	1.311	1.311	1.311	1.35
Stock price per share
High	$180.88	$184.94	$215.43	$244.67
Low	101.03	127.30	170.19	203.51

	2019
Net sales	$6,004	$6,221	$5,768	$5,578
Gross margin	1,532	1,641	1,494	1,313
Net income attributable to Cummins Inc.	663	675	622	300	(2)
Earnings per common share attributable to Cummins Inc.—basic (1)	$4.22	$4.29	$3.99	$1.98	(2)
Earnings per common share attributable to Cummins Inc.—diluted (1)	4.20	4.27	3.97	1.97	(2)
Cash dividends per share	1.14	1.14	1.311	1.311
Stock price per share
High	$162.34	$171.84	$175.91	$186.73
Low	130.03	150.48	141.14	151.15

(1)Earnings per share in each quarter is computed using the weighted-average number of shares outstanding during that quarter while earnings per share for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters earnings per share may not equal the full year earnings per share.

(2) Net income attributable to Cummins Inc. and earnings per share were negatively impacted by $119 million ($90 million after-tax) of restructuring actions in the fourth quarter of 2019 ($0.59 per basic share and $0.59 per diluted share).

At December 31, 2020, there were approximately 2,637 holders of record of Cummins Inc.'s $2.50 par value common stock.

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2020, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B.    Other Information
None.
PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to the relevant information under the captions "Corporate Governance," "Election of Directors" in our 2021 Proxy Statement, which will be filed within 120 days after the end of 2020. Information regarding our executive officers may be found in Part 1 of this annual report under the caption "Information About Our Executive Officers." Except as otherwise specifically incorporated by reference, our Proxy Statement is not deemed to be filed as part of this annual report.
ITEM 11.    Executive Compensation
The information required by Item 11 is incorporated by reference to the relevant information under the caption "Executive Compensation" in our 2021 Proxy Statement, which will be filed within 120 days after the end of 2020.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning our equity compensation plans at December 31, 2020, was as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	3,556,188	$142.63	5,733,380

(1) The number is comprised of 3,175,530 stock options, 376,954 performance shares and 3,704 restricted shares. See Note 18, "STOCK INCENTIVE AND STOCK OPTION PLANS," to the Consolidated Financial Statements for a description of how options and shares are awarded.

(2) The weighted-average exercise price relates only to the 3,175,530 stock options. Performance and restricted shares do not have an exercise price and, therefore, are not included in this calculation.

We have no equity compensation plans not approved by security holders.
The remaining information required by Item 12 is incorporated by reference to the relevant information under the caption "Stock Ownership of Directors, Management and Others" in our 2021 Proxy Statement, which will be filed within 120 days after the end of 2020.

ITEM 13.    Certain Relationships, Related Transactions and Director Independence
The information required by Item 13 is incorporated by reference to the relevant information under the captions "Corporate Governance" and "Other Information-Related Party Transactions" in our 2021 Proxy Statement, which will be filed within 120 days after the end of 2020.
ITEM 14.    Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to the relevant information under the caption "Selection of Independent Public Accountants" in our 2021 Proxy Statement, which will be filed within 120 days after the end of 2020.
PART IV
ITEM 15.    Exhibits, Financial Statement Schedules
(a)The following Consolidated Financial Statements and schedules filed as part of this report can be found in Item 8 "Financial Statements and Supplementary Data":
•Management's Report to Shareholders
•Report of Independent Registered Public Accounting Firm
•Consolidated Statements of Net Income for the years ended December 31, 2020, 2019 and 2018
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018
•Consolidated Balance Sheets at December 31, 2020 and 2019
•Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
•Consolidated Statements of Changes in Equity for the years ended December 31, 2020, 2019 and 2018
•Notes to the Consolidated Financial Statements

(b)The exhibits listed in the following Exhibit Index are filed as part of this Annual Report on Form 10-K.
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

4	(e)
Fourth Supplemental Indenture, dated as of August 24, 2020, between Cummins Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Cummins Inc. with the Securities and Exchange Commission on August 24, 2020 (File No. 001-04949)).

4	(f)
Fifth Supplemental Indenture, dated as of August 24, 2020, between Cummins Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Cummins Inc. with the Securities and Exchange Commission on August 24, 2020 (File No. 001-04949)).

4	(g)	Description of Capital Stock (incorporated by reference to Exhibit 4(d) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-04949)).
10	(a)#	2003 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-04949)).
10	(b)#	Target Bonus Plan (incorporated by reference to Exhibit 10(b) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-04949)).
10	(c)#
Amendment to the Cummins Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10(c) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-04949)).

10	(d)#	Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10(c) to Cummins Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2015 (File No. 001-04949)).
10	(e)#
Supplemental Life Insurance and Deferred Income Plan, as amended and restated effective as of December 10, 2018 (incorporated by reference to Exhibit 10(d) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-04949)).

10	(f)
Credit Agreement, dated as of August 22, 2018, by and among Cummins Inc., the subsidiary borrowers referred to therein and the Lenders party thereto (incorporated by reference to Exhibit 10.2 to Cummins Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2018 (File No. 001-04949)).

10	(g)#
Deferred Compensation Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10(f) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-04949)).

10	(h)#	Excess Benefit Retirement Plan, as amended (incorporated by reference to Exhibit 10(g) to Cummins Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 28, 2014 (File No. 001-04949)).
10	(i)#
Cummins Inc. Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10(i) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-04949)).

10	(j)#	Longer Term Performance Plan (incorporated by reference to Exhibit 10(i) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-04949)).
10	(k)#	2006 Executive Retention Plan, as amended (incorporated by reference to Exhibit 10(j) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-04949)).
10	(l)#	Senior Executive Target Bonus Plan (incorporated by reference to Exhibit 10(k) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-04949)).
10	(m)#	Senior Executive Longer Term Performance Plan (incorporated by reference to Exhibit 10(l) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-04949)).
10	(n)#
Form of Stock Option Agreement under the 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10(m) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009) (File No. 001-04949).

10	(o)#
Form of Long-Term Grant Notice under the 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10(b) to Cummins Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 29, 2020 (File No. 001-04949)).

10	(p)#	2012 Omnibus Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10 to Cummins Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 1, 2018 (File No. 001-04949)).
10	(q)#	Form of Stock Option Agreement under the 2012 Omnibus Incentive Plan (filed herewith).
10	(r)#	Key Employee Stock Investment Plan (filed herewith).
10	(s)#
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

10	(u)#
Amendment No. 1 to Supplemental Life Insurance and Deferred Income Plan, effective as of July 14, 2020 (incorporated by reference to Exhibit 10.1 to Cummins Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2020 (File No. 001-04949)).

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
* Filed with this annual report on Form 10-K are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Net Income for the years ended December 31, 2020, 2019 and 2018, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018, (iii) the Consolidated Balance Sheets for the years ended December 31, 2020 and 2019, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018, (v) the Consolidated Statements of Changes in Equity for the years ended December 31, 2020, 2019 and 2018 and (vi) Notes to the Consolidated Financial Statements.
ITEM 16.    Form 10-K Summary (optional)
Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUMMINS INC.
By:	/s/ MARK A. SMITH	By:	/s/ CHRISTOPHER C. CLULOW
	Mark A. Smith Vice President and Chief Financial Officer (Principal Financial Officer)		Christopher C. Clulow Vice President—Corporate Controller (Principal Accounting Officer)

Date:	February 10, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ N. THOMAS LINEBARGER	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 10, 2021
N. Thomas Linebarger
/s/ MARK A. SMITH	Vice President and Chief Financial Officer (Principal Financial Officer)	February 10, 2021
Mark A. Smith
/s/ CHRISTOPHER C. CLULOW	Vice President—Corporate Controller (Principal Accounting Officer)	February 10, 2021
Christopher C. Clulow
*		February 10, 2021
Robert J. Bernhard	Director
*		February 10, 2021
Franklin R. ChangDiaz	Director
*		February 10, 2021
Bruno V. Di Leo Allen	Director
*		February 10, 2021
Stephen B. Dobbs	Director
*		February 10, 2021
Robert K. Herdman	Director
*		February 10, 2021
Alexis M. Herman	Director
*		February 10, 2021
Thomas J. Lynch	Director
*		February 10, 2021
William I. Miller	Director
*		February 10, 2021
Georgia R. Nelson	Director
*		February 10, 2021
Kimberly A. Nelson	Director
*		February 10, 2021
Karen H. Quintos	Director

*By:	/s/ MARK A. SMITH
Mark A. Smith Attorney-in-fact