Form 10-Q
period 2021-04-04
CUMMINS INC
filed 2021-05-04
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 4, 2021

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

As of April 4, 2021, there were 146,202,578 shares of common stock outstanding with a par value of $2.50 per share.

CUMMINS INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION
ITEM 1.  Condensed Consolidated Financial Statements

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(Unaudited)

	Three months ended
In millions, except per share amounts	April 4, 2021	March 29, 2020
NET SALES (a) (Note 2)	$6,092	$5,011
Cost of sales	4,606	3,717
GROSS MARGIN	1,486	1,294
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	574	546
Research, development and engineering expenses	260	238
Equity, royalty and interest income from investees (Note 4)	166	129
Other operating expense, net	(8)	(5)
OPERATING INCOME	810	634
Interest expense	28	23
Other income, net	1	44
INCOME BEFORE INCOME TAXES	783	655
Income tax expense	172	127
CONSOLIDATED NET INCOME	611	528
Less: Net income attributable to noncontrolling interests	8	17
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$603	$511

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
Basic	$4.10	$3.42
Diluted	$4.07	$3.41

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	147.0	149.3
Dilutive effect of stock compensation awards	1.3	0.4
Diluted	148.3	149.7

(a) Includes sales to nonconsolidated equity investees of $478 million for the three months ended April 4, 2021, compared with $257 million for the comparable period in 2020.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended
In millions	April 4, 2021	March 29, 2020
CONSOLIDATED NET INCOME	$611	$528
Other comprehensive income (loss), net of tax (Note 11)
Change in pension and other postretirement defined benefit plans	29	2
Foreign currency translation adjustments	(56)	(162)
Unrealized gain (loss) on derivatives	72	(79)
Total other comprehensive income (loss), net of tax	45	(239)
COMPREHENSIVE INCOME	656	289
Less: Comprehensive income attributable to noncontrolling interests	8	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUMMINS INC.	$648	$289

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except par value	April 4, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$2,958	$3,401
Marketable securities (Note 5)	397	461
Total cash, cash equivalents and marketable securities	3,355	3,862
Accounts and notes receivable, net
Trade and other	3,698	3,440
Nonconsolidated equity investees	511	380
Inventories (Note 6)	3,753	3,425
Prepaid expenses and other current assets	805	790
Total current assets	12,122	11,897
Long-term assets
Property, plant and equipment	9,044	9,011
Accumulated depreciation	(4,848)	(4,756)
Property, plant and equipment, net	4,196	4,255
Investments and advances related to equity method investees	1,592	1,441
Goodwill	1,290	1,293
Other intangible assets, net	964	963
Pension assets	1,085	1,042
Other assets (Note 7)	1,713	1,733
Total assets	$22,962	$22,624

LIABILITIES
Current liabilities
Accounts payable (principally trade)	$3,279	$2,820
Loans payable (Note 8)	93	169
Commercial paper (Note 8)	317	323
Accrued compensation, benefits and retirement costs	393	484
Current portion of accrued product warranty (Note 9)	623	674
Current portion of deferred revenue (Note 2)	773	691
Other accrued expenses (Note 7)	1,121	1,112
Current maturities of long-term debt (Note 8)	61	62
Total current liabilities	6,660	6,335
Long-term liabilities
Long-term debt (Note 8)	3,620	3,610
Pensions and other postretirement benefits	621	630
Accrued product warranty (Note 9)	692	672
Deferred revenue (Note 2)	828	840
Other liabilities (Note 7)	1,510	1,548
Total liabilities	$13,931	$13,635

Commitments and contingencies (Note 10)

EQUITY
Cummins Inc. shareholders’ equity
Common stock, $2.50 par value, 500 shares authorized, 222.4 and 222.4 shares issued	$2,393	$2,404
Retained earnings	15,825	15,419
Treasury stock, at cost, 76.2 and 74.8 shares	(8,172)	(7,779)
Accumulated other comprehensive loss (Note 11)	(1,937)	(1,982)
Total Cummins Inc. shareholders’ equity	8,109	8,062
Noncontrolling interests	922	927
Total equity	$9,031	$8,989
Total liabilities and equity	$22,962	$22,624
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
In millions	April 4, 2021	March 29, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$611	$528
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	170	168
Deferred income taxes	8	(11)
Equity in income of investees, net of dividends	(136)	(78)
Pension and OPEB expense (Note 3)	20	27
Pension contributions and OPEB payments (Note 3)	(51)	(60)
Share-based compensation expense	8	4
Restructuring payments	—	(48)
Loss (gain) on corporate owned life insurance	32	(17)
Foreign currency remeasurement and transaction exposure	1	3
Changes in current assets and liabilities
Accounts and notes receivable	(374)	107
Inventories	(336)	(171)
Other current assets	(24)	79
Accounts payable	465	171
Accrued expenses	(24)	(321)
Changes in other liabilities	—	28
Other, net	(31)	(30)
Net cash provided by operating activities	339	379

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(87)	(75)
Investments in internal use software	(11)	(8)
Investments in and advances to equity investees	(24)	(7)
Investments in marketable securities—acquisitions	(143)	(116)
Investments in marketable securities—liquidations (Note 5)	207	95
Cash flows from derivatives not designated as hedges	14	6
Other, net	19	6
Net cash used in investing activities	(25)	(99)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments) borrowings of commercial paper	(6)	957
Payments on borrowings and finance lease obligations	(16)	(10)
Net (payments) borrowings under short-term credit agreements	(102)	25
Distributions to noncontrolling interests	(13)	(13)
Dividend payments on common stock	(197)	(195)
Repurchases of common stock	(418)	(550)
Proceeds from issuing common stock	18	13
Other, net	(11)	7
Net cash (used in) provided by financing activities	(745)	234
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(12)	48
Net (decrease) increase in cash and cash equivalents	(443)	562
Cash and cash equivalents at beginning of year	3,401	1,129
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,958	$1,691

 The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Three months ended
In millions, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Common Stock Held in Trust	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2020	$556	$1,848	$15,419	$(7,779)	$—	$(1,982)	$8,062	$927	$8,989
Net income			603				603	8	611
Other comprehensive income, net of tax (Note 11)						45	45	—	45
Repurchases of common stock				(418)			(418)	—	(418)
Cash dividends on common stock, $1.35 per share			(197)				(197)	—	(197)
Distributions to noncontrolling interests							—	(13)	(13)
Share-based awards		(6)		24			18	—	18
Other shareholder transactions		(5)		1			(4)	—	(4)
BALANCE AT APRIL 4, 2021	$556	$1,837	$15,825	$(8,172)	$—	$(1,937)	$8,109	$922	$9,031

BALANCE AT DECEMBER 31, 2019	$556	$1,790	$14,416	$(7,225)	$(2)	$(2,028)	$7,507	$958	$8,465
Adoption of new accounting standards			(4)				(4)	—	(4)
Net income			511				511	17	528
Other comprehensive loss, net of tax (Note 11)						(222)	(222)	(17)	(239)
Issuance of common stock		9					9	—	9
Employee benefits trust activity		17			1		18	—	18
Repurchases of common stock				(550)			(550)	—	(550)
Cash dividends on common stock, $1.311 per share			(195)				(195)	—	(195)
Distributions to noncontrolling interests							—	(13)	(13)
Share-based awards		(18)		31			13	—	13
Other shareholder transactions		(19)					(19)	5	(14)
BALANCE AT MARCH 29, 2020	$556	$1,779	$14,728	$(7,744)	$(1)	$(2,250)	$7,068	$950	$8,018
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Overview
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
Interim Condensed Financial Statements
The unaudited Condensed Consolidated Financial Statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations, financial position and cash flows. All such adjustments are of a normal recurring nature. The Condensed Consolidated Financial Statements were prepared in accordance with accounting principles in the United States of America (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Certain information and footnote disclosures normally included in annual financial statements were condensed or omitted as permitted by such rules and regulations.
These interim condensed financial statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. Our interim period financial results for the three month periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all required annual disclosures.
Reclassifications
Certain amounts for prior year periods were reclassified to conform to the current year presentation.
Use of Estimates in Preparation of Financial Statements
Preparation of financial statements requires management to make estimates and assumptions that affect reported amounts presented and disclosed in our Condensed Consolidated Financial Statements. Significant estimates and assumptions in these Condensed Consolidated Financial Statements require the exercise of judgment. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates.
Reporting Period
Our reporting period usually ends on the Sunday closest to the last day of the quarterly calendar period. The first quarters of 2021 and 2020 ended on April 4 and March 29, respectively. Our fiscal year ends on December 31, regardless of the day of the week on which December 31 falls.
Weighted-Average Diluted Shares Outstanding
The weighted-average diluted common shares outstanding exclude the anti-dilutive effect of certain stock options. The options excluded from diluted earnings per share were as follows:

	Three months ended
	April 4, 2021	March 29, 2020
Options excluded	2,780	1,234,188

NOTE 2. REVENUE FROM CONTRACTS WITH CUSTOMERS
Long-term Contracts
The majority of our contracts are for a period of less than one year. We have certain long-term maintenance agreements, construction contracts and extended warranty coverage arrangements that span a period in excess of one year. The aggregate amount of the transaction price for long-term maintenance agreements and construction contracts allocated to performance obligations that were not satisfied as of April 4, 2021, was $847 million. We expect to recognize the related revenue of $152 million over the next 12 months and $695 million over periods up to 10 years. See Note 9, "PRODUCT WARRANTY LIABILITY," for additional disclosures on extended warranty coverage arrangements. Our other contracts generally are for a duration of less than one year, include payment terms that correspond to the timing of costs incurred when providing goods and services to our customers or represent sales-based royalties.
Deferred and Unbilled Revenue
The following is a summary of our unbilled and deferred revenue and related activity:

In millions	April 4, 2021	December 31, 2020
Unbilled revenue	$153	$114
Deferred revenue, primarily extended warranty	1,601	1,531

We recognized revenue of $154 million for the three months ended April 4, 2021, compared with $112 million for the comparable period in 2020, that was included in the deferred revenue balance at the beginning of each year. We did not record any impairment losses on our unbilled revenues during the three months ended April 4, 2021 or March 29, 2020.
Disaggregation of Revenue
Consolidated Revenue
The table below presents our consolidated sales by geographic area. Net sales attributed to geographic areas were based on the location of the customer.

	Three months ended
In millions	April 4, 2021	March 29, 2020
United States	$3,060	$2,852
China	957	522
India	330	170
Other international	1,745	1,467
Total net sales	$6,092	$5,011
Segment Revenue
Engine segment external sales by market were as follows:

	Three months ended
In millions	April 4, 2021	March 29, 2020
Heavy-duty truck	$613	$519
Medium-duty truck and bus	483	490
Light-duty automotive	474	327
Total on-highway	1,570	1,336
Off-highway	325	243
Total sales	$1,895	$1,579

Distribution segment external sales by region were as follows:

	Three months ended
In millions	April 4, 2021	March 29, 2020
North America	$1,166	$1,245
Asia Pacific	213	192
Europe	163	135
China	85	68
Russia	57	41
Africa and Middle East	54	51
India	49	36
Latin America	40	39
Total sales	$1,827	$1,807

Distribution segment external sales by product line were as follows:

	Three months ended
In millions	April 4, 2021	March 29, 2020
Parts	$754	$783
Power generation	416	375
Engines	333	322
Service	324	327
Total sales	$1,827	$1,807

Components segment external sales by business were as follows:

	Three months ended
In millions	April 4, 2021	March 29, 2020
Emission solutions	$966	$570
Filtration	301	249
Turbo technologies	225	158
Electronics and fuel systems	117	56
Automated transmissions	115	82
Total sales	$1,724	$1,115

Power Systems segment external sales by product line were as follows:

	Three months ended
In millions	April 4, 2021	March 29, 2020
Power generation	$351	$269
Industrial	179	165
Generator technologies	82	66
Total sales	$612	$500

NOTE 3. PENSIONS AND OTHER POSTRETIREMENT BENEFITS
We sponsor funded and unfunded domestic and foreign defined benefit pension and other postretirement benefit (OPEB) plans. Contributions to these plans were as follows:

	Three months ended
In millions	April 4, 2021	March 29, 2020
Defined benefit pension contributions	$42	$56
OPEB payments, net	9	4
Defined contribution pension plans	35	34

During the remainder of 2021, we anticipate making $17 million in additional defined benefit pension contributions in the U.K. and $12 million in contributions to our U.S. non-qualified benefit plans. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2021 annual net periodic pension cost to approximate $79 million.
The components of net periodic pension and OPEB costs under our plans were as follows:

	Pension
	U.S. Plans		U.K. Plans		OPEB
	Three months ended
In millions	April 4, 2021	March 29, 2020	April 4, 2021	March 29, 2020	April 4, 2021	March 29, 2020
Service cost	$35	$34	$8	$7	$—	$—
Interest cost	19	24	8	9	1	2
Expected return on plan assets	(50)	(49)	(21)	(19)	—	—
Amortization of prior service cost	—	—	—	1	—	—
Recognized net actuarial loss	12	10	8	8	—	—
Net periodic benefit cost	$16	$19	$3	$6	$1	$2

NOTE 4. EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES
Equity, royalty and interest income from investees included in our Condensed Consolidated Statements of Net Income for the reporting period was as follows:

	Three months ended
In millions	April 4, 2021	March 29, 2020
Manufacturing entities
Beijing Foton Cummins Engine Co., Ltd.	$39	$17
Dongfeng Cummins Engine Company, Ltd.	31	8
Chongqing Cummins Engine Company, Ltd.	10	9
All other manufacturers	61	55	(1)
Distribution entities
Komatsu Cummins Chile, Ltda.	6	10
All other distributors	3	—
Cummins share of net income	150	99
Royalty and interest income	16	30
Equity, royalty and interest income from investees	$166	$129

(1) Includes $37 million in favorable adjustments related to tax changes within India's 2020-2021 Union Budget of India (India Tax Law Change) passed in March 2020.

NOTE 5. MARKETABLE SECURITIES
A summary of marketable securities, all of which were classified as current, was as follows:

	April 4, 2021			December 31, 2020
In millions	Cost	Gross unrealized gains/(losses)(1)	Estimated fair value	Cost	Gross unrealized gains/(losses)(1)	Estimated fair value
Equity securities
Debt mutual funds	$188	$3	$191	$267	$5	$272
Certificates of deposit	179	—	179	164	—	164
Equity mutual funds	20	6	26	19	5	24
Debt securities	1	—	1	1	—	1
Total marketable securities	$388	$9	$397	$451	$10	$461

(1) Unrealized gains and losses for debt securities are recorded in other comprehensive income while unrealized gains and losses for equity securities are recorded in "Other income, net" in our Condensed Consolidated Statements of Net Income.

All debt securities are classified as available-for-sale. All marketable securities presented use a Level 2 fair value measure. The fair value of Level 2 securities is estimated using actively quoted prices for similar instruments from brokers and observable inputs where available, including market transactions and third-party pricing services, or net asset values provided to investors. We do not currently have any Level 3 securities, and there were no transfers between Level 2 or 3 during the three months ended April 4, 2021 or the year ended December 31, 2020.

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
•Certificates of deposit — These investments provide us with a contractual rate of return and generally range in maturity from three months to five years. The counterparties to these investments are reputable financial institutions with investment grade credit ratings. Since these instruments are not tradable and must be settled directly by us with the respective financial institution, our fair value measure is the financial institution's month-end statement.
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
The proceeds from sales and maturities of marketable securities were as follows:

	Three months ended
In millions	April 4, 2021	March 29, 2020
Proceeds from sales of marketable securities	$163	$53
Proceeds from maturities of marketable securities	44	42
Investments in marketable securities - liquidations	$207	$95

NOTE 6. INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Inventories included the following:

In millions	April 4, 2021	December 31, 2020
Finished products	$2,320	$2,216
Work-in-process and raw materials	1,585	1,346
Inventories at FIFO cost	3,905	3,562
Excess of FIFO over LIFO	(152)	(137)
Total inventories	$3,753	$3,425

NOTE 7. SUPPLEMENTAL BALANCE SHEET DATA
Other assets included the following:

In millions	April 4, 2021	December 31, 2020
Operating lease assets	$466	$438
Corporate owned life insurance	462	508
Deferred income taxes	439	479
Mark-to-market valuation on interest rate locks	38	—
Other	308	308
Other assets	$1,713	$1,733

Other accrued expenses included the following:

In millions	April 4, 2021	December 31, 2020
Marketing accruals	$279	$242
Other taxes payable	242	256
Current portion of operating lease liabilities	125	128
Income taxes payable	94	82
Other	381	404
Other accrued expenses	$1,121	$1,112
Other liabilities included the following:

In millions	April 4, 2021	December 31, 2020
Operating lease liabilities	$343	$325
Deferred income taxes	322	325
One-time transition tax	289	289
Accrued compensation	192	203
Mark-to-market valuation on interest rate locks	—	41
Other long-term liabilities	364	365
Other liabilities	$1,510	$1,548

NOTE 8. DEBT
Loans Payable and Commercial Paper
Loans payable, commercial paper and the related weighted-average interest rates were as follows:

In millions	April 4, 2021		December 31, 2020
Loans payable (1)	$93		$169
Commercial paper	317	(2)	323	(3)

(1) Loans payable consist primarily of notes payable to various domestic and international financial institutions. It is not practicable to aggregate these notes and calculate a quarterly weighted-average interest rate.

(2) The weighted-average interest rate, inclusive of all brokerage fees, was negative 0.03 percent at April 4, 2021 and included $117 million of borrowings under the EUR program that were negative 0.35 percent and $200 million of borrowings under the U.S. program at 0.16 percent.

(3) The weighted-average interest rate, inclusive of all brokerage fees, was negative 0.01 percent at December 31, 2020 and included $123 million of borrowings under the EUR program that were negative 0.34 percent and $200 million of borrowings under the U.S. program at 0.19 percent.

We can issue up to $3.5 billion of unsecured, short-term promissory notes (commercial paper) pursuant to the Board of Directors (the Board) authorized commercial paper programs. The programs facilitate the private placement of unsecured short-term debt through third-party brokers. We intend to use the net proceeds from the commercial paper borrowings for general corporate purposes.
Revolving Credit Facilities
We have access to committed credit facilities that total $3.5 billion, including the $1.5 billion 364-day facility that expires August 18, 2021 and our $2.0 billion five-year facility that expires on August 22, 2023. We maintain credit facilities at the current or higher aggregate amounts by renewing or replacing these facilities at or before expiration. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and for general corporate purposes. There were no outstanding borrowings under these facilities at April 4, 2021 and December 31, 2020.
At April 4, 2021, the $317 million of outstanding commercial paper effectively reduced the $3.5 billion of revolving credit capacity to $3.2 billion.
At April 4, 2021, we also had an additional $249 million available for borrowings under our international and other domestic credit facilities.

Long-term Debt
A summary of long-term debt was as follows:

In millions	Interest Rate	April 4, 2021	December 31, 2020
Long-term debt
Senior notes, due 2023	3.65%	$500	$500
Senior notes, due 2025	0.75%	500	500
Debentures, due 2027	6.75%	58	58
Debentures, due 2028	7.125%	250	250
Senior notes, due 2030	1.50%	850	850
Senior notes, due 2043	4.875%	500	500
Senior notes, due 2050	2.60%	650	650
Debentures, due 2098(1)	5.65%	165	165
Other debt		146	132
Unamortized discount and deferred issuance costs		(71)	(72)
Fair value adjustments due to hedge on indebtedness		44	48
Finance leases		89	91
Total long-term debt		3,681	3,672
Less: Current maturities of long-term debt		61	62
Long-term debt		$3,620	$3,610

(1) The effective interest rate is 7.48%.

Principal payments required on long-term debt during the next five years are as follows:

In millions	2021	2022	2023	2024	2025
Principal payments	$51	$57	$534	$30	$506

Interest Rate Risk
We have interest rate lock agreements to reduce the variability of the cash flows of the interest payments on a total of $500 million of fixed rate debt forecast to be issued in 2023 to replace our senior notes at maturity. We recorded a net gain of $61 million and net loss of $79 million in "Other comprehensive income" for the three months ended April 4, 2021 and March 29, 2020, respectively.
Fair Value of Debt
Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair values and carrying values of total debt, including current maturities, were as follows:

In millions	April 4, 2021	December 31, 2020
Fair value of total debt (1)	$4,338	$4,665
Carrying value of total debt	4,091	4,164

(1) The fair value of debt is derived from Level 2 inputs.

NOTE 9. PRODUCT WARRANTY LIABILITY
A tabular reconciliation of the product warranty liability, including the deferred revenue related to our extended warranty coverage and accrued product campaigns, was as follows:

	Three months ended
In millions	April 4, 2021	March 29, 2020
Balance, beginning of year	$2,307	$2,389
Provision for base warranties issued	157	97
Deferred revenue on extended warranty contracts sold	65	66
Provision for product campaigns issued	3	2
Payments made during period	(146)	(138)
Amortization of deferred revenue on extended warranty contracts	(61)	(57)
Changes in estimates for pre-existing product warranties	(44)	(15)
Foreign currency translation and other	(6)	(12)
Balance, end of period	$2,275	$2,332

We recognized supplier recoveries of $4 million and $9 million for the three months ended April 4, 2021 and March 29, 2020, respectively.
Warranty related deferred revenues and warranty liabilities on our Condensed Consolidated Balance Sheets were as follows:

In millions	April 4, 2021	December 31, 2020	Balance Sheet Location
Deferred revenue related to extended coverage programs
Current portion	$270	$261	Current portion of deferred revenue
Long-term portion	690	700	Deferred revenue
Total	$960	$961

Product warranty
Current portion	$623	$674	Current portion of accrued product warranty
Long-term portion	692	672	Accrued product warranty
Total	$1,315	$1,346

Total warranty accrual	$2,275	$2,307

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

The campaigns launched in the third quarter of 2018 are being completed in phases across the affected population. The total engine system campaign charge, excluding supplier recoveries, was $410 million. In the fourth quarter of 2020, we recorded an additional $20 million charge related to this campaign, as a change in estimate, to bring the total campaign, excluding supplier recoveries, to $430 million. At April 4, 2021, the remaining accrual balance was $129 million.

NOTE 10. COMMITMENTS AND CONTINGENCIES
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
Guarantees and Commitments
Periodically, we enter into guarantee arrangements, including guarantees of non-U.S. distributor financings, residual value guarantees on equipment under operating leases and other miscellaneous guarantees of joint ventures or third-party obligations. At April 4, 2021, the maximum potential loss related to these guarantees was $31 million.
We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. At April 4, 2021, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $74 million. These arrangements enable us to secure supplies of critical components and IT services. We do not currently anticipate paying any penalties under these contracts.
We enter into physical forward contracts with suppliers of platinum and palladium to purchase certain volumes of the commodities at contractually stated prices for various periods, which generally fall within two years. At April 4, 2021, the total commitments under these contracts were $39 million. These arrangements enable us to guarantee the prices of these commodities, which otherwise are subject to market volatility.
We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance. These performance bonds and other performance-related guarantees were $100 million at April 4, 2021.

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

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE LOSS
Following are the changes in accumulated other comprehensive income (loss) by component for the three months ended:

In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on derivatives		Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at December 31, 2020	$(735)	$(1,204)	$(43)		$(1,982)
Other comprehensive income before reclassifications
Before-tax amount	15	(60)	93		48	$—	$48
Tax (expense) benefit	(3)	4	(22)		(21)	—	(21)
After-tax amount	12	(56)	71		27	—	27
Amounts reclassified from accumulated other comprehensive income(1)	17	—	1		18	—	18
Net current period other comprehensive income (loss)	29	(56)	72	(2)	45	$—	$45
Balance at April 4, 2021	$(706)	$(1,260)	$29		$(1,937)

Balance at December 31, 2019	$(734)	$(1,285)	$(9)		$(2,028)
Other comprehensive income before reclassifications
Before-tax amount	(19)	(148)	(95)		(262)	$(17)	$(279)
Tax benefit	5	3	18		26	—	26
After-tax amount	(14)	(145)	(77)		(236)	(17)	(253)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	16	—	(2)		14	—	14
Net current period other comprehensive income (loss)	2	(145)	(79)	(2)	(222)	$(17)	$(239)
Balance at March 29, 2020	$(732)	$(1,430)	$(88)		$(2,250)

(1) Amounts are net of tax. Reclassifications out of accumulated other comprehensive income (loss) and the related tax effects are immaterial for separate disclosure.
(2) Primarily related to interest rate lock activity. See the Interest Rate Risk section in NOTE 8 "DEBT" for additional information.

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

Summarized financial information regarding our reportable operating segments for the three months ended is shown in the table below:

In millions	Engine	Distribution	Components	Power Systems	New Power	Total Segments	Intersegment Eliminations (1)	Total
Three months ended April 4, 2021
Segment sales	$2,459	$1,835	$2,152	$1,022	$35	$7,503	$(1,411)	$6,092
Less: Intersegment sales	564	8	428	410	1	1,411	(1,411)	—
External sales	1,895	1,827	1,724	612	34	6,092	—	6,092
Research, development and engineering expenses	92	13	75	57	23	260	—	260
Equity, royalty and interest income from investees	113	17	19	12	5	166	—	166
Interest income	3	1	1	1	—	6	—	6
EBITDA	354	160	421	126	(51)	1,010	(30)	980
Depreciation and amortization (2)	51	30	48	35	5	169	—	169

Three months ended March 29, 2020
Segment sales	$2,158	$1,814	$1,502	$884	$10	$6,368	$(1,357)	$5,011
Less: Intersegment sales	579	7	387	384	—	1,357	(1,357)	—
External sales	1,579	1,807	1,115	500	10	5,011	—	5,011
Research, development and engineering expenses	80	7	68	54	29	238	—	238
Equity, royalty and interest income from investees	78	21	21	9	—	129	—	129
Interest income	4	1	1	1	—	7	—	7
EBITDA	365	158	279	77	(43)	836	10	846
Depreciation and amortization (2)	53	31	48	32	4	168	—	168

(1) Includes intersegment sales, intersegment profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses for the three months ended April 4, 2021 and March 29, 2020.

(2) Depreciation and amortization, as shown on a segment basis, excludes the amortization of debt discount and deferred costs included in the Condensed Consolidated Statements of Net Income as "Interest expense." The amortization of debt discount and deferred costs was $1 million and less than $1 million for the three months ended April 4, 2021 and March 29, 2020, respectively. A portion of depreciation expense is included in "Research, development and engineering expenses."

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Net Income is shown in the table below:

	Three months ended
In millions	April 4, 2021	March 29, 2020
TOTAL SEGMENT EBITDA	$1,010	$836
Add:
Intersegment elimination	(30)	10
TOTAL EBITDA	980	846
Less:
Interest expense	28	23
Depreciation and amortization	169	168
INCOME BEFORE INCOME TAXES	783	655
Less: Income tax expense	172	127
CONSOLIDATED NET INCOME	611	528
Less: Net income attributable to noncontrolling interests	8	17
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$603	$511

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cummins Inc. and its consolidated subsidiaries are hereinafter sometimes referred to as “Cummins,” “we,” “our” or “us.”
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION
Certain parts of this quarterly report contain forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that are based on current expectations, estimates and projections about the industries in which we operate and management’s beliefs and assumptions. Forward-looking statements are generally accompanied by words such as "anticipates," "expects," "forecasts," "intends," "plans," "believes," "seeks," "estimates," "could," "should," "may" or words of similar meaning. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which we refer to as "future factors," which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Some future factors that could cause our results to differ materially from the results discussed in such forward-looking statements are discussed below and shareholders, potential investors and other readers are urged to consider these future factors carefully in evaluating forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. Future factors that could affect the outcome of forward-looking statements include the following:
GOVERNMENT REGULATION
•any adverse results of our internal review into our emissions certification process and compliance with emission standards;
•increased scrutiny from regulatory agencies, as well as unpredictability in the adoption, implementation and enforcement of emission standards around the world;
•policy changes in international trade;
•the U.K.'s exit from the European Union;
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
•large truck manufacturers and original equipment manufacturers customers discontinuing outsourcing their engine supply needs or experiencing financial distress, particularly related to the COVID-19 pandemic, bankruptcy or change in control;
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
•continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support our future business; and
•other risk factors described in our 2020 Form 10-K, Part I, Item 1A. under the caption "Risk Factors."
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

ORGANIZATION OF INFORMATION
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) was prepared to provide the reader with a view and perspective of our business through the eyes of management and should be read in conjunction with our Management's Discussion and Analysis of Financial Condition and Results of Operations section of our 2020 Form 10-K. Our MD&A is presented in the following sections:
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

First Quarter 2021 Results
A summary of our results is as follows:

	Three months ended
In millions, except per share amounts	April 4, 2021	March 29, 2020
Net sales	$6,092	$5,011
Net income attributable to Cummins Inc.	603	511
Earnings per common share attributable to Cummins Inc.
Basic	$4.10	$3.42
Diluted	4.07	3.41

Worldwide revenues increased 22 percent in the three months ended April 4, 2021, compared to the same period in 2020, due to higher demand in all operating segments and most geographic regions of the world. International demand (excludes the U.S. and Canada) improved 45 percent primarily due to higher sales in most geographic regions. The increase in international sales was principally due to higher demand in all components businesses (primarily in China and India), stronger demand in China due to an improved COVID-19 environment over the comparable period in 2020, higher off-highway demand (mainly construction markets in China), higher demand for power generation equipment and favorable foreign currency impacts of 3 percent of international sales (primarily the Chinese renminbi and Euro, partially offset by the Brazilian real). Net sales in the U.S. and Canada improved 7 percent, primarily due to increased demand in North American on-highway markets, which also positively impacted all of our components businesses, partially offset by reduced sales in our distribution product lines resulting from supply chain constraints.
The following table contains sales and EBITDA (defined as earnings or losses before interest expense, income taxes, depreciation and amortization and noncontrolling interests) by operating segment for the three months ended April 4, 2021 and March 29, 2020. See Note 12, "OPERATING SEGMENTS," to the Condensed Consolidated Financial Statements for additional information and a reconciliation of our segment information to the corresponding amounts in our Condensed Consolidated Statements of Net Income.

	Three months ended
Operating Segments	April 4, 2021			March 29, 2020			Percent change
		Percent			Percent		2021 vs. 2020
In millions	Sales	of Total	EBITDA	Sales	of Total	EBITDA	Sales	EBITDA
Engine	$2,459	40%	$354	$2,158	43%	$365	14%	(3)%
Distribution	1,835	30%	160	1,814	36%	158	1%	1%
Components	2,152	35%	421	1,502	30%	279	43%	51%
Power Systems	1,022	17%	126	884	18%	77	16%	64%
New Power	35	1%	(51)	10	—%	(43)	NM	(19)%
Intersegment eliminations	(1,411)	(23)%	(30)	(1,357)	(27)%	10	4%	NM
Total	$6,092	100%	$980	$5,011	100%	$846	22%	16%

"NM" - not meaningful information

Net income attributable to Cummins was $603 million, or $4.07 per diluted share, on sales of $6.1 billion for the three months ended April 4, 2021, versus the comparable prior year period net income attributable to Cummins of $511 million, or $3.41 per diluted share, on sales of $5.0 billion. The increases in net income and earnings per diluted share were driven by higher net sales, increased gross margin and higher equity, royalty and interest income from investees primarily in China (due to stronger demand for trucks and construction equipment resulting from an improved COVID-19 environment over the comparable period in 2020), partially offset by higher variable compensation expenses, incremental costs associated with supply chain constraints, mark-to-market losses on corporate owned life insurance and a higher effective tax rate due to the absence of favorable adjustments related to India Tax Law Changes in March 2020. The increase in gross margin was primarily due to higher volumes and improved pricing, partially offset by increased compensation expenses (especially variable compensation) and higher premium freight costs. The decrease in gross margin as a percentage of sales was primarily due to higher compensation expenses, increased premium freight costs and manufacturing inefficiencies. Diluted earnings per common share for the three months ended April 4, 2021, benefited $0.03 from fewer weighted-average shares outstanding due to the stock repurchase program.

We generated $339 million of cash from operations for the three months ended April 4, 2021, compared to $379 million for the comparable period in 2020. Refer to the section titled "Cash Flows" in the "LIQUIDITY AND CAPITAL RESOURCES" section for a discussion of items impacting cash flows.
Our debt to capital ratio (total capital defined as debt plus equity) at April 4, 2021, was 31.2 percent, compared to 31.7 percent at December 31, 2020. The decrease was primarily due to $73 million of lower debt balances since December 31, 2020. At April 4, 2021, we had $3.4 billion in cash and marketable securities on hand and access to our $3.5 billion credit facilities, if necessary, to meet currently anticipated working capital, investment and funding needs.
In the first three months of 2021, we purchased $418 million, or 1.7 million shares of common stock.
In the first three months of 2021, the investment gain on our U.S. pension trust was 1.1 percent while our U.K. pension trust loss was 6.1 percent. During the remainder of 2021, we anticipate making $17 million in additional defined benefit pension contributions in the U.K. and $12 million in contributions to our U.S. non-qualified benefit plans. We expect our 2021 annual net periodic pension cost to approximate $79 million.
As of the date of this filing, our credit ratings and outlooks from the credit rating agencies remain unchanged.

RESULTS OF OPERATIONS

	Three months ended		Favorable/
	April 4, 2021	March 29, 2020	(Unfavorable)
In millions, except per share amounts			Amount	Percent
NET SALES	$6,092	$5,011	$1,081	22%
Cost of sales	4,606	3,717	(889)	(24)%
GROSS MARGIN	1,486	1,294	192	15%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	574	546	(28)	(5)%
Research, development and engineering expenses	260	238	(22)	(9)%
Equity, royalty and interest income from investees	166	129	37	29%
Other operating expense, net	(8)	(5)	(3)	(60)%
OPERATING INCOME	810	634	176	28%
Interest expense	28	23	(5)	(22)%
Other income, net	1	44	(43)	(98)%
INCOME BEFORE INCOME TAXES	783	655	128	20%
Income tax expense	172	127	(45)	(35)%
CONSOLIDATED NET INCOME	611	528	83	16%
Less: Net income attributable to noncontrolling interests	8	17	9	53%
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$603	$511	$92	18%
Diluted Earnings Per Common Share Attributable to Cummins Inc.	$4.07	$3.41	$0.66	19%

	Three months ended		Favorable/ (Unfavorable)
	April 4, 2021	March 29, 2020
Percent of sales			Percentage Points
Gross margin	24.4%	25.8%	(1.4)
Selling, general and administrative expenses	9.4%	10.9%	1.5
Research, development and engineering expenses	4.3%	4.7%	0.4

Net Sales
Net sales for the three months ended April 4, 2021, increased by $1,081 million versus the comparable period in 2020. The primary drivers were as follows:
•Components segment sales increased 43 percent largely due to higher emission solutions demand in China, India and North America.
•Engine segment sales increased 14 percent due to increased volumes in the North American pick-up truck and heavy-duty truck markets.
•Power Systems segment sales increased 16 percent primarily due to higher demand in power generation markets in North America, China, Middle East and Asia Pacific.
•Favorable foreign currency fluctuations of 1 percent of total sales, primarily in the Chinese renminbi and Euro, partially offset by the Brazilian real.
Sales to international markets (excluding the U.S. and Canada), based on location of customers, for the three months ended April 4, 2021, were 46 percent of total net sales compared with 38 percent of total net sales for the comparable period in 2020. A more detailed discussion of sales by segment is presented in the “OPERATING SEGMENT RESULTS” section.

Cost of Sales
The types of expenses included in cost of sales are the following: parts and material consumption, including direct and indirect materials; salaries, wages and benefits; depreciation on production equipment and facilities and amortization of technology intangibles; estimated costs of warranty programs and campaigns; production utilities; production-related purchasing; warehousing, including receiving and inspection; freight costs; engineering support costs; repairs and maintenance; production and warehousing facility property insurance; rent for production facilities and other production overhead.
Gross Margin
Gross margin increased $192 million for the three months ended April 4, 2021 and decreased 1.4 points as a percentage of sales, versus the comparable period in 2020. The increase in gross margin was primarily due to higher volumes and improved pricing, partially offset by increased compensation expenses (especially variable compensation) and higher premium freight costs. The decrease in gross margin as a percentage of sales was primarily due to higher compensation expenses, increased premium freight costs and manufacturing inefficiencies.
The provision for base warranties issued as a percent of sales for the three months ended April 4, 2021, was 2.6 percent compared to 1.9 percent for the comparable period in 2020. A detailed discussion of gross margin by segment is presented in the “OPERATING SEGMENT RESULTS” section.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $28 million for the three months ended April 4, 2021, versus the comparable period in 2020, primarily due to increased variable compensation expenses, partially offset by lower consulting expenses and reduced travel costs. Overall, selling, general and administrative expenses as a percentage of sales decreased to 9.4 percent in the three months ended April 4, 2021, from 10.9 percent in the comparable period in 2020. The decrease in selling, general and administrative expenses as a percentage of sales was mainly due to sales increasing faster than selling, general and administrative expenses, despite higher variable compensation expenses.
Research, Development and Engineering Expenses
Research, development and engineering expenses increased $22 million for the three months ended April 4, 2021, versus the comparable period in 2020 primarily due to increased compensation expenses, especially variable compensation expenses, partially offset by decreased travel costs. Overall, research, development and engineering expenses as a percentage of sales decreased to 4.3 percent in the three months ended April 4, 2021, from 4.7 percent in the comparable period in 2020. Research activities continue to focus on development of new products to meet future emission standards around the world, improvements in fuel economy performance of diesel and natural gas powered engines and related components as well as development activities around fully electric, hybrid and hydrogen powertrain solutions.
Equity, Royalty and Interest Income from Investees
Equity, royalty and interest income from investees increased $37 million for the three months ended April 4, 2021, versus the comparable period in 2020, primarily due to increased earnings at Dongfeng Cummins Engine Co., Ltd., Beijing Foton Cummins Engine Co., Ltd., Tata Cummins Ltd. (excluding the absence of 2020 benefits noted below), Guangxi Cummins Industrial Power Co., Loop Energy Inc. and Dongfeng Cummins Emission Solutions Co., Ltd., partially offset by the absence of a $37 million favorable adjustment as the result of tax changes within India's 2020-2021 Union Budget of India (India Tax Law Changes) passed in March 2020 and $18 million of technology fee revenue both recorded in the first quarter of 2020 in Tata Cummins Ltd. The increased earnings in our China joint ventures were primarily due to an improved COVID-19 environment over the comparable period in 2020. See Note 4, "INCOME TAXES," of the Notes to the Consolidated Financial Statements of our 2020 Form 10-K for additional information on India Tax Law Changes.

Other Operating Expense, Net
Other operating expense, net was as follows:

	Three months ended
In millions	April 4, 2021	March 29, 2020
Amortization of intangible assets	$(6)	$(5)
Loss on write-off of assets	(4)	(2)
Gain (loss) on sale of assets, net	1	(1)
Royalty income, net	2	2
Other, net	(1)	1
Total other operating expense, net	$(8)	$(5)

Interest Expense
Interest expense increased $5 million for the three months ended April 4, 2021, versus the comparable period in 2020, primarily due to higher borrowings related to our $2 billion senior unsecured notes issued in August of 2020.
Other Income, Net
Other income, net was as follows:

	Three months ended
In millions	April 4, 2021	March 29, 2020
Non-service pension and OPEB credit	$24	$16
Interest income	6	7
Rental income	2	2
Loss on marketable securities, net	—	(3)
Bank charges	(3)	(3)
Foreign currency loss, net	(5)	(1)
(Loss) gain on corporate owned life insurance	(32)	17
Other, net	9	9
Total other income, net	$1	$44

Income Tax Expense
Our effective tax rate for 2021 is expected to approximate 22.5 percent, excluding any discrete items that may arise.
Our effective tax rate for the three months ended April 4, 2021, was 22.0 percent and contained favorable discrete items of $4 million or $0.03 per share.
Our effective tax rate for the three months ended March 29, 2020, was 19.4 percent and contained $18 million of favorable net discrete tax items, primarily due to the India Tax Law Change passed in March of 2020. The India Tax Law Change eliminated the dividend distribution tax and replaced it with a lower rate withholding tax as the burden shifted from the dividend payor to the dividend recipient for a net favorable income statement impact of $35 million, or $0.23 per share in the first quarter of 2020. See Note 4, "INCOME TAXES," of the Notes to the Consolidated Financial Statements of our 2020 Form 10-K for additional information on India Tax Law Changes.
Noncontrolling Interests
Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities. Noncontrolling interests in income of consolidated subsidiaries for the three months ended April 4, 2021, decreased $9 million versus the comparable period in 2020. The decrease for the three months ended April 4, 2021, is primarily due to the absence of a $19 million unfavorable adjustment as the results of India Tax Law Changes passed in March 2020, partially offset by higher earnings at Eaton Cummins Joint Venture. See Note 4, "INCOME TAXES," of the Notes to the Consolidated Financial Statements of our 2020 Form 10-K for additional information on India Tax Law Changes.

Net Income Attributable to Cummins Inc. and Diluted Earnings Per Common Share Attributable to Cummins Inc.
Net income and diluted earnings per common share attributable to Cummins Inc. for the three months ended April 4, 2021, increased $92 million and $0.66 per diluted share versus the comparable period in 2020, primarily due to higher net sales, increased gross margin and higher equity, royalty and interest income from investees primarily in China (due to stronger demand for trucks and construction equipment resulting from an improved COVID-19 environment over the comparable period in 2020), partially offset by higher variable compensation expenses, incremental costs associated with supply chain constraints, mark-to-market losses on corporate owned life insurance and a higher effective tax rate due to the absence of favorable adjustments related to India Tax Law Changes in March 2020. Diluted earnings per common share for the three months ended April 4, 2021, benefited $0.03 from fewer weighted-average shares outstanding due to the stock repurchase program.
Comprehensive Income - Foreign Currency Translation Adjustment
The foreign currency translation adjustment was a net loss of $56 million for the three months ended April 4, 2021, compared to a net loss of $162 million for the three months ended March 29, 2020 and was driven by the following:

	Three months ended
	April 4, 2021		March 29, 2020
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly-owned subsidiaries	$(48)	Brazilian real, British pound, Chinese renminbi	$(124)	Brazilian real, Indian rupee, Chinese renminbi, British pound
Equity method investments	(8)	Chinese renminbi	(21)	Chinese renminbi, Indian rupee
Consolidated subsidiaries with a noncontrolling interest	—		(17)	Indian rupee
Total	$(56)		$(162)

OPERATING SEGMENT RESULTS
Our reportable operating segments consist of the Engine, Distribution, Components, Power Systems and New Power segments. This reporting structure is organized according to the products and markets each segment serves. We use segment EBITDA as a primary basis for the Chief Operating Decision Maker to evaluate the performance of each of our reportable operating segments. We believe EBITDA is a useful measure of our operating performance as it assists investors and debt holders in comparing our performance on a consistent basis without regard to financing methods, capital structure, income taxes or depreciation and amortization methods, which can vary significantly depending upon many factors. Segment amounts exclude certain expenses not specifically identifiable to segments. See Note 12, "OPERATING SEGMENTS," to the Condensed Consolidated Financial Statements for additional information and a reconciliation of our segment information to the corresponding amounts in our Condensed Consolidated Statements of Net Income.
Following is a discussion of results for each of our operating segments.
Engine Segment Results
Financial data for the Engine segment was as follows:

	Three months ended		Favorable/
	April 4,	March 29,	(Unfavorable)
In millions	2021	2020	Amount	Percent
External sales	$1,895	$1,579	$316	20%
Intersegment sales	564	579	(15)	(3)%
Total sales	2,459	2,158	301	14%
Research, development and engineering expenses	92	80	(12)	(15)%
Equity, royalty and interest income from investees	113	78	35	45%
Interest income	3	4	(1)	(25)%
Segment EBITDA	354	365	(11)	(3)%

			Percentage Points
Segment EBITDA as a percentage of total sales	14.4%	16.9%		(2.5)

Sales for our Engine segment by market were as follows:

	Three months ended		Favorable/
	April 4,	March 29,	(Unfavorable)
In millions	2021	2020	Amount	Percent
Heavy-duty truck	$827	$750	$77	10%
Medium-duty truck and bus	674	618	56	9%
Light-duty automotive	481	353	128	36%
Total on-highway	1,982	1,721	261	15%
Off-highway	477	437	40	9%
Total sales	$2,459	$2,158	$301	14%

			Percentage Points
On-highway sales as percentage of total sales	81%	80%		1

Unit shipments by engine classification (including unit shipments to Power Systems and off-highway engine units included in their respective classification) were as follows:

	Three months ended		Favorable/
	April 4,	March 29,	(Unfavorable)
	2021	2020	Amount	Percent
Heavy-duty	30,700	25,800	4,900	19%
Medium-duty	73,100	61,200	11,900	19%
Light-duty	68,500	49,400	19,100	39%
Total unit shipments	172,300	136,400	35,900	26%
Sales
Engine segment sales for the three months ended April 4, 2021, increased $301 million versus the comparable period in 2020. The following were the primary drivers by market:
•Light-duty automotive sales increased $128 million primarily due to pick-up truck sales in North America with shipments up 49 percent.
•Heavy-duty truck sales increased $77 million principally due to increased volumes in North America with shipments up 28 percent.
•Medium-duty truck and bus sales increased $56 million mainly due to higher medium-duty demand, partially offset by lower bus sales, especially in North America.
•Off-highway sales increased $40 million primarily due to higher demand in construction markets in China.
Segment EBITDA
Engine segment EBITDA for the three months ended April 4, 2021, decreased $11 million versus the comparable period in 2020, primarily due to lower gross margin, increased research, development and engineering expenses and higher selling, general and administrative expenses, partially offset by increased equity, royalty and interest income from investees. The decrease in gross margin and gross margin as a percentage of sales was mainly due to increased premium freight, unfavorable mix, unfavorable foreign currency fluctuations (primarily in the Brazilian real) and increased variable compensation expenses, partially offset by higher volumes. The increase in selling, general and administrative expenses was due to increased variable compensation expenses, partially offset by lower consulting expenses and reduced travel costs. The increase in research, development and engineering expenses was due to higher compensation expenses, especially variable compensation expenses. The increase in equity, royalty and interest income from investees was principally due to increased earnings at Dongfeng Cummins Engine Co., Ltd., Beijing Foton Cummins Engine Co., Ltd., Tata Cummins Ltd. (excluding the absence of 2020 benefits noted below) and Guangxi Cummins Industrial Power Co., partially offset by the absence of an $18 million favorable adjustment related to India Tax Law Changes passed in March 2020 and $18 million of technology fee revenue both recorded in the first quarter of 2020 in Tata Cummins Ltd. The increased earnings in our China joint ventures were primarily due to an improved COVID-19 environment over the comparable period in 2020. See Note 4, "INCOME TAXES," of the Notes to the Consolidated Financial Statements of our 2020 Form 10-K for additional information on India Tax Law Changes.

Distribution Segment Results
Financial data for the Distribution segment was as follows:

	Three months ended		Favorable/
	April 4,	March 29,	(Unfavorable)
In millions	2021	2020	Amount	Percent
External sales	$1,827	$1,807	$20	1%
Intersegment sales	8	7	1	14%
Total sales	1,835	1,814	21	1%
Research, development and engineering expenses	13	7	(6)	(86)%
Equity, royalty and interest income from investees	17	21	(4)	(19)%
Interest income	1	1	—	—%
Segment EBITDA	160	158	2	1%

			Percentage Points
Segment EBITDA as a percentage of total sales	8.7%	8.7%		—

Sales for our Distribution segment by region were as follows:

	Three months ended		Favorable/
	April 4,	March 29,	(Unfavorable)
In millions	2021	2020	Amount	Percent
North America	$1,171	$1,246	$(75)	(6)%
Asia Pacific	214	196	18	9%
Europe	163	136	27	20%
China	87	68	19	28%
Russia	57	42	15	36%
Africa and Middle East	54	51	3	6%
India	49	36	13	36%
Latin America	40	39	1	3%
Total sales	$1,835	$1,814	$21	1%

Sales for our Distribution segment by product line were as follows:

	Three months ended		Favorable/
	April 4,	March 29,	(Unfavorable)
In millions	2021	2020	Amount	Percent
Parts	$757	$787	$(30)	(4)%
Power generation	418	376	42	11%
Engines	334	323	11	3%
Service	326	328	(2)	(1)%
Total sales	$1,835	$1,814	$21	1%

Sales
Distribution segment sales for the three months ended April 4, 2021, increased $21 million versus the comparable period in 2020. The following were the primary drivers by region:
•Improved demand in Europe, China, Asia Pacific, Russia and India.
•Favorable foreign currency fluctuations, primarily in the Australian dollar and Euro.
The increases were partially offset by reduced parts sales in North America resulting from supply chain constraints.

Segment EBITDA
Distribution segment EBITDA for the three months ended April 4, 2021, increased $2 million versus the comparable period in 2020, primarily due to increased other income and higher gross margin, partially offset by higher research, development and engineering expenses, increased selling, general and administrative expenses and lower equity, royalty and interest income from investees. The increase in gross margin and gross margin as a percentage of sales was mainly due to decreased compensation expenses, improved pricing, higher volumes and favorable foreign currency fluctuations (primarily in the Australian dollar), partially offset by higher variable compensation expenses. The increase in selling, general and administrative expenses was due to increased variable compensation expenses, partially offset by decreased consulting expenses and lower travel costs. The increase in research, development and engineering expenses was due to increased variable compensation expenses and higher consulting expenses. The decrease in equity, royalty and interest income from investees was principally due to the absence of a $5 million favorable adjustment related to India Tax Law Changes passed in March 2020. See Note 4, "INCOME TAXES," of the Notes to the Consolidated Financial Statements of our 2020 Form 10-K for additional information on India Tax Law Changes.
Components Segment Results
Financial data for the Components segment was as follows:

	Three months ended		Favorable/
	April 4,	March 29,	(Unfavorable)
In millions	2021	2020	Amount	Percent
External sales	$1,724	$1,115	$609	55%
Intersegment sales	428	387	41	11%
Total sales	2,152	1,502	650	43%
Research, development and engineering expenses	75	68	(7)	(10)%
Equity, royalty and interest income from investees	19	21	(2)	(10)%
Interest income	1	1	—	—%
Segment EBITDA	421	279	142	51%

			Percentage Points
Segment EBITDA as a percentage of total sales	19.6%	18.6%		1.0

Sales for our Components segment by business were as follows:

	Three months ended		Favorable/
	April 4,	March 29,	(Unfavorable)
In millions	2021	2020	Amount	Percent
Emission solutions	$1,035	$664	$371	56%
Filtration	372	312	60	19%
Turbo technologies	367	270	97	36%
Electronics and fuel systems	263	174	89	51%
Automated transmissions	115	82	33	40%
Total sales	$2,152	$1,502	$650	43%

Sales
Components segment sales for the three months ended April 4, 2021, increased $650 million versus the comparable period in 2020. The following were the primary drivers by business:
•Emission solutions sales increased $371 million primarily due to strong demand in China, India and North America.
•Turbo technologies sales increased $97 million principally due to increased demand in China, Western Europe and North America.
•Electronics and fuel systems sales increased $89 million mostly due to higher demand in China, India and North America.
•Filtration sales increased $60 million mainly due to stronger demand in China, North America and Europe.

•Favorable foreign currency fluctuations, primarily in the Chinese renminbi and Euro, partially offset by the Brazilian real.
Segment EBITDA
Components segment EBITDA for the three months ended April 4, 2021, increased $142 million versus the comparable period in 2020, mainly due to higher gross margin, partially offset by higher selling, general and administrative expenses, increased research, development and engineering costs and lower equity, royalty and interest income from investees. The increase in gross margin and gross margin as a percentage of sales was mainly due to higher volumes and favorable mix, partially offset by increased compensation expenses. Selling, general and administrative expenses increased due to higher variable compensation expenses. Research, development and engineering expenses increased due to higher compensation expenses, especially variable compensation expenses. The decrease in equity, royalty and interest income from investees was principally due to the absence of a $14 million favorable adjustment related to India Tax Law Changes passed in March 2020 in Fleetguard Filters Private Ltd., partially offset by higher earnings at Fleetguard Filters Private Ltd. (excluding the absence of 2020 tax benefit noted above), Dongfeng Cummins Emission Solutions Co., Ltd. and Shanghai Fleetguard Filter Co. See Note 4, "INCOME TAXES," of the Notes to the Consolidated Financial Statements of our 2020 Form 10-K for additional information on India Tax Law Changes.
Power Systems Segment Results
Financial data for the Power Systems segment was as follows:

	Three months ended		Favorable/
	April 4,	March 29,	(Unfavorable)
In millions	2021	2020	Amount	Percent
External sales	$612	$500	$112	22%
Intersegment sales	410	384	26	7%
Total sales	1,022	884	138	16%
Research, development and engineering expenses	57	54	(3)	(6)%
Equity, royalty and interest income from investees	12	9	3	33%
Interest income	1	1	—	—%
Segment EBITDA	126	77	49	64%

			Percentage Points
Segment EBITDA as a percentage of total sales	12.3%	8.7%		3.6

Sales for our Power Systems segment by product line were as follows:

	Three months ended		Favorable/
	April 4,	March 29,	(Unfavorable)
In millions	2021	2020	Amount	Percent
Power generation	$611	$519	$92	18%
Industrial	324	296	28	9%
Generator technologies	87	69	18	26%
Total sales	$1,022	$884	$138	16%

Sales
Power Systems segment sales for the three months ended April 4, 2021, increased $138 million versus the comparable period in 2020. The following were the primary drivers by product line:
•Power generation sales increased $92 million due to higher demand in North America, China, Middle East and Asia Pacific.
•Industrial sales increased $28 million due to increased demand in global mining markets, partially offset by decreased demand in oil and gas markets in China.
•Favorable foreign currency fluctuations, primarily in the Chinese renminbi and British pound.

Segment EBITDA
Power Systems segment EBITDA for the three months ended April 4, 2021, increased $49 million versus the comparable period in 2020, primarily due to higher gross margin and favorable foreign currency fluctuations (especially in the Chinese renminbi and British pound), partially offset by increased selling, general and administrative expenses. The increase in gross margin and gross margin as a percentage of sales was mainly due to higher volumes and improved pricing, partially offset by increased compensation expenses and unfavorable mix. Selling, general and administrative expenses increased primarily due to increased variable compensation expenses, partially offset by lower travel costs.
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

	Three months ended		Favorable/
	April 4,	March 29,	(Unfavorable)
In millions	2021	2020	Amount	Percent
External sales	$34	$10	$24	NM
Intersegment sales	1	—	1	NM
Total sales	35	10	25	NM
Research, development and engineering expenses	23	29	6	21%
Equity, royalty and interest income from investees	5	—	5	NM
Segment EBITDA	(51)	(43)	(8)	(19)%

"NM" - not meaningful information

OUTLOOK
COVID-19 Impact
The acceleration of the COVID-19 vaccine distribution in the U.S. is helping curb the spread of the virus and will hopefully allow the majority of our manufacturing facilities to remain open to meet increasing customer demand. While the vaccination effort will allow a return to more normal operations in the U.S., many international markets are still dealing with rising cases, new COVID variants and slower vaccination rollout. We continue to take necessary precautions at all our facilities both in the U.S. and abroad to mitigate the spread of the disease and prioritize the health and safety of our employees. While we are optimistic that continued vaccination distribution globally will minimize the impacts of the virus in the second half of the year, there is still a risk of increased cases or new virus variants resulting in lower customer demand, additional facility shutdowns or supply chain constraints in the future.
We anticipate lower demand in all end markets in India for the second quarter due to new lockdowns as a result of an increase in COVID-19 cases and are monitoring the events on the ground closely. Given the rapid increase in COVID cases in India, we are very concerned about the health and safety of our employees and those of our suppliers and partners. We are continuing to operate all our manufacturing facilities but with robust safety measures in place.
In March, we gained approval as a COVID-19 vaccine administrator at several U.S. sites and began offering the vaccine to our employees and their families at certain facilities in the U.S. We continue to collaborate with health officials around the world to provide employees with access to COVID-19 vaccines. That work differs geographically due to the variability in vaccine accessibility and distribution. Our global network of medical professionals is always focused on efforts to ensure the safety of all Cummins employees, their families and our communities.
Business Outlook
Our outlook reflects the following positive trends and challenges to our business for the remainder of 2021.
Positive Trends
•We expect demand for pick-up trucks in North America to remain strong.
•We estimate North American medium-duty and heavy-duty truck demand will continue to improve from 2020 levels.
•We believe market demand for trucks in India will improve from 2020 levels.
•We anticipate our aftermarket business will continue to improve, driven primarily by increased truck utilization in North America.
•Our liquidity of $6.5 billion in cash, marketable securities and available credit facilities strengthens our position to deal with any uncertainties that may arise in the remainder of 2021.
Challenges
•Supply constraints driven by strong demand in multiple end markets and regions may lead to increased costs, including higher premium freight.
•The shortage of key components such as semiconductor chips may lead to manufacturing delays, increased costs and the loss of sales.
•We expect market demand in truck and construction markets in China to decline from record levels in 2020.
•We may close or restructure certain manufacturing and distribution facilities as we evaluate the appropriate size and structure of our manufacturing and distribution capacity, which could result in additional charges.
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

Dollars in millions	April 4, 2021	December 31, 2020
Working capital (1)	$5,462	$5,562
Current ratio	1.82	1.88
Accounts and notes receivable, net	$4,209	$3,820
Days' sales in receivables	60	69
Inventories	$3,753	$3,425
Inventory turnover	5.0	4.2
Accounts payable (principally trade)	$3,279	$2,820
Days' payable outstanding	58	68
Total debt	$4,091	$4,164
Total debt as a percent of total capital	31.2%	31.7%

(1) Working capital includes cash and cash equivalents.
Cash Flows
Cash and cash equivalents were impacted as follows:

	Three months ended
In millions	April 4, 2021	March 29, 2020	Change
Net cash provided by operating activities	$339	$379	$(40)
Net cash used in investing activities	(25)	(99)	74
Net cash (used in) provided by financing activities	(745)	234	(979)
Effect of exchange rate changes on cash and cash equivalents	(12)	48	(60)
Net (decrease) increase in cash and cash equivalents	$(443)	$562	$(1,005)

Net cash provided by operating activities decreased $40 million for the three months ended April 4, 2021, versus the comparable period in 2020, primarily due to higher working capital requirements of $158 million, partially offset by higher consolidated net income of $83 million and the absence of prior year restructuring payments of $48 million. During the first three months of 2021, the higher working capital requirements resulted in a cash outflow of $293 million compared to a cash outflow of $135 million in the comparable period in 2020, mainly due to higher accounts and notes receivable, inventories and other current assets, partially offset by higher accrued expenses and accounts payable.
Net cash used in investing activities decreased $74 million for the three months ended April 4, 2021, versus the comparable period in 2020, primarily due to higher net liquidations of marketable securities of $85 million, partially offset by higher investments in and advances to equity investees of $17 million.
Net cash used in financing activities increased $979 million for the three months ended April 4, 2021, versus the comparable period in 2020, primarily due to lower net borrowings of commercial paper of $963 million and higher net payments under short-term credit agreements of $127 million, partially offset by lower repurchases of common stock of $132 million.
The effect of exchange rate changes on cash and cash equivalents for the three months ended April 4, 2021, versus the comparable period in 2020, decreased $60 million primarily due to unfavorable fluctuations in the British pound of $69 million, partially offset by favorable fluctuations in the Chinese renminbi and Indian rupee.

Sources of Liquidity
Cash provided by operations is typically our principal source of liquidity with $339 million generated in the three months ended April 4, 2021. Our sources of liquidity include:

	April 4, 2021
In millions	Total	U.S.	International	Primary location of international balances
Cash and cash equivalents	$2,958	$1,536	$1,422	China, Singapore, Belgium, Mexico, Australia, Canada
Marketable securities (1)	397	91	306	India
Total	$3,355	$1,627	$1,728
Available credit capacity
Revolving credit facilities (2)	$3,183
International and other uncommitted domestic credit facilities	$249

(1) The majority of marketable securities could be liquidated into cash within a few days.
(2) The five-year credit facility for $2.0 billion and the 364-day credit facility for $1.5 billion, maturing August 2023 and August 2021, respectively, are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. At April 4, 2021, we had $317 million of commercial paper outstanding, which effectively reduced the available capacity under our revolving credit facilities to $3.2 billion.

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
Debt Facilities and Other Sources of Liquidity
We have access to committed credit facilities that total $3.5 billion, including the $1.5 billion 364-day facility that expires August 18, 2021 and our $2.0 billion five-year facility that expires on August 22, 2023. We maintain credit facilities at the current or higher aggregate amounts by renewing or replacing these facilities at or before expiration. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and for general corporate purposes. There were no outstanding borrowings under these facilities at April 4, 2021.
We can issue up to $3.5 billion of unsecured, short-term promissory notes (commercial paper) pursuant to the Board of Directors (the Board) authorized commercial paper programs. The programs facilitate the private placement of unsecured short-term debt through third-party brokers. We intend to use the net proceeds from the commercial paper borrowings for general corporate purposes. The total combined borrowing capacity under the revolving credit facilities and commercial programs should not exceed $3.5 billion. See Note 8, "DEBT," to our Condensed Consolidated Financial Statements for additional information.
At April 4, 2021, we had $317 million of commercial paper outstanding, which effectively reduced the available capacity under our revolving credit facilities to $3.2 billion.
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
Uses of Cash
Stock Repurchases
In December 2019, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the 2018 repurchase plan. In the first three months of 2021, we made the following purchases under the 2019 stock repurchase program:

In millions, except per share amounts	Shares Purchased	Average Cost Per Share	Total Cost of Repurchases	Remaining Authorized Capacity (1)
April 4	1.7	$247.35	$418	$1,576

(1) The remaining authorized capacity under these plans was calculated based on the cost to purchase the shares but excludes commission expenses in accordance with the authorized plan.

We intend to repurchase outstanding shares from time to time during 2021 to enhance shareholder value.
Dividends
We paid dividends of $197 million during the three months ended April 4, 2021.
Capital Expenditures
Capital expenditures, including spending on internal use software, for the three months ended April 4, 2021, were $98 million versus $83 million in the comparable period in 2020. We plan to spend an estimated $725 million to $775 million in 2021 on capital expenditures, excluding internal use software, with over 50 percent of these expenditures expected to be invested in North America. In addition, we plan to spend an estimated $60 million to $70 million on internal use software in 2021.
Current Maturities of Short and Long-Term Debt
We had $317 million of commercial paper outstanding at April 4, 2021, that matures in less than one year. The maturity schedule of our existing long-term debt does not require significant cash outflows until 2023 when our 3.65% senior notes are due. Required annual long-term debt principal payments range from $30 million to $534 million over the next five years (including the remainder of 2021). See Note 8, "DEBT," to the Condensed Consolidated Financial Statements for additional information.
Pensions
Our global pension plans, including our unfunded and non-qualified plans, were 112 percent funded at December 31, 2020. Our U.S. defined benefit plan, which represented approximately 52 percent of the worldwide pension obligation, was 128 percent funded, and our U.K. defined benefit plan was 114 percent funded at December 31, 2020. The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans. In the first three months of 2021, the investment gain on our U.S. pension trust was 1.1 percent while our U.K. pension trust loss was 6.1 percent. Approximately 71 percent of our pension plan assets are held in highly liquid investments such as fixed income and equity securities. The remaining 29 percent of our plan assets are held in less liquid, but market valued investments, including real estate, private equity, venture capital, opportunistic credit and insurance contracts. During the remainder of 2021, we anticipate making $17 million in additional defined benefit pension contributions in the U.K. and $12 million in contributions to our U.S. non-qualified benefit plans. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2021 annual net periodic pension cost to approximate $79 million.

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

Management's Assessment of Liquidity
Our financial condition and liquidity remain strong. Our solid balance sheet and credit ratings enable us to have ready access to credit and the capital markets. We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities. We believe our existing cash and marketable securities, operating cash flow and revolving credit facilities provide us with the financial flexibility needed to fund common stock repurchases, dividend payments, targeted capital expenditures, projected pension obligations, acquisitions, working capital and debt service obligations through 2021 and beyond. We continue to generate significant cash from operations and maintain access to our expanded revolving credit facilities and commercial paper programs as noted above.
APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
A summary of our significant accounting policies is included in Note 1, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” of the Notes to the Consolidated Financial Statements of our 2020 Form 10-K, which discusses accounting policies that we have selected from acceptable alternatives.
Our Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles that often require management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts presented and disclosed in the financial statements. Management reviews these estimates and assumptions based on historical experience, changes in business conditions including the impacts of COVID-19 and other relevant factors they believe to be reasonable under the circumstances. In any given reporting period, our actual results may differ from the estimates and assumptions used in preparing our Condensed Consolidated Financial Statements.
Critical accounting estimates are defined as follows: the estimate requires management to make assumptions about matters that were highly uncertain at the time the estimate was made; different estimates reasonably could have been used; or if changes in the estimate are reasonably likely to occur from period to period and the change would have a material impact on our financial condition or results of operations. Our senior management has discussed the development and selection of our accounting policies, related accounting estimates and the disclosures set forth below with the Audit Committee of the Board. Our critical accounting estimates disclosed in the Form 10-K address estimating liabilities for warranty programs, assessing goodwill impairment, accounting for income taxes and pension benefits.
A discussion of our critical accounting estimates may be found in the “Management’s Discussion and Analysis” section of our 2020 Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.” Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first three months of 2021.
ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
A discussion of quantitative and qualitative disclosures about market risk may be found in Item 7A of our 2020 Form 10-K. There have been no material changes in this information since the filing of our 2020 Form 10-K.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended April 4, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.  Legal Proceedings
The matters described under "Legal Proceedings" in Note 10, "COMMITMENTS AND CONTINGENCIES," to the Condensed Consolidated Financial Statements are incorporated herein by reference.
ITEM 1A.  Risk Factors
In addition to other information set forth in this report, you should consider other risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results. The risks described in our 2020 Annual Report on Form 10-K or the "CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION" in this Quarterly report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently judge to be immaterial also may materially adversely affect our business, financial condition or operating results.
ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following information is provided pursuant to Item 703 of Regulation S-K:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
January 1 - February 7	647,390	$237.88	647,390	$1,840
February 8 - March 7	654,074	246.15	654,074	1,679
March 8 - April 4	388,437	265.17	388,437	1,576
Total	1,689,901	247.35	1,689,901

(1) Shares purchased represent shares under the Board authorized share repurchase program.
(2) Shares repurchased under our Key Employee Stock Investment Plan only occur in the event of a participant default, which cannot be predicted, and were excluded from this column.

In December 2019, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the 2018 repurchase plan. During the three months ended April 4, 2021, we repurchased $418 million of common stock under the 2019 authorization. The dollar value remaining available for future purchases under the 2019 program at April 4, 2021, was $1,576 million.
Our Key Employee Stock Investment Plan allows certain employees, other than officers, to purchase shares of common stock on an installment basis up to an established credit limit. We hold participants’ shares as security for the loans and would, in effect, repurchase shares only if the participant defaulted in repayment of the loan. Shares associated with participants' sales are sold as open-market transactions via a third-party broker.
ITEM 3.  Defaults Upon Senior Securities
Not applicable.
ITEM 4.  Mine Safety Disclosures
Not applicable.

ITEM 5.  Other Information
Not applicable.
ITEM 6. Exhibits
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.
CUMMINS INC.
EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10(a)	Deferred Compensation Plan, as amended and restated February 15, 2021.
10(b)	Deferred Compensation Plan for Non-Employee Directors, as amended and restated February 15, 2021.
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed with this quarterly report on Form 10-Q are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Net Income for the three months ended April 4, 2021 and March 29, 2020, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended April 4, 2021 and March 29, 2020, (iii) the Condensed Consolidated Balance Sheets at April 4, 2021 and December 31, 2020, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended April 4, 2021 and March 29, 2020, (v) the Condensed Consolidated Statements of Changes in Equity for the three months ended April 4, 2021 and March 29, 2020 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cummins Inc.
Date:	May 4, 2021

	By:	/s/ MARK A. SMITH	By:	/s/ CHRISTOPHER C. CLULOW
		Mark A. Smith		Christopher C. Clulow
		Vice President and Chief Financial Officer		Vice President-Corporate Controller
		(Principal Financial Officer)		(Principal Accounting Officer)