Form 10-Q
period 2021-07-04
CUMMINS INC
filed 2021-08-03
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 4, 2021

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

As of July 4, 2021, there were 143,607,162 shares of common stock outstanding with a par value of $2.50 per share.

CUMMINS INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION
ITEM 1.  Condensed Consolidated Financial Statements

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(Unaudited)

	Three months ended		Six months ended
In millions, except per share amounts	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
NET SALES (a) (Note 2)	$6,111	$3,852	$12,203	$8,863
Cost of sales	4,633	2,962	9,239	6,679
GROSS MARGIN	1,478	890	2,964	2,184
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	600	470	1,174	1,016
Research, development and engineering expenses	276	189	536	427
Equity, royalty and interest income from investees (Note 4)	137	115	303	244
Other operating expense, net	(4)	(10)	(12)	(15)
OPERATING INCOME	735	336	1,545	970
Interest expense	29	23	57	46
Other income, net	73	49	74	93
INCOME BEFORE INCOME TAXES	779	362	1,562	1,017
Income tax expense (Note 5)	167	93	339	220
CONSOLIDATED NET INCOME	612	269	1,223	797
Less: Net income (loss) attributable to noncontrolling interests	12	(7)	20	10
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$600	$276	$1,203	$787

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
Basic	$4.14	$1.87	$8.24	$5.30
Diluted	$4.10	$1.86	$8.16	$5.29

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	145.1	147.6	146.0	148.4
Dilutive effect of stock compensation awards	1.4	0.4	1.4	0.4
Diluted	146.5	148.0	147.4	148.8

(a) Includes sales to nonconsolidated equity investees of $423 million and $901 million for the three and six months ended July 4, 2021, compared with $338 million and $595 million for the comparable periods in 2020.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Six months ended
In millions	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
CONSOLIDATED NET INCOME	$612	$269	$1,223	$797
Other comprehensive income (loss), net of tax (Note 12)
Change in pension and other postretirement defined benefit plans	17	16	46	18
Foreign currency translation adjustments	22	(11)	(34)	(173)
Unrealized (loss) gain on derivatives	(38)	(2)	34	(81)
Total other comprehensive income (loss), net of tax	1	3	46	(236)
COMPREHENSIVE INCOME	613	272	1,269	561
Less: Comprehensive income (loss) attributable to noncontrolling interests	5	(12)	13	(12)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUMMINS INC.	$608	$284	$1,256	$573

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except par value	July 4, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$2,481	$3,401
Marketable securities (Note 6)	438	461
Total cash, cash equivalents and marketable securities	2,919	3,862
Accounts and notes receivable, net
Trade and other	3,670	3,440
Nonconsolidated equity investees	462	380
Inventories (Note 7)	4,076	3,425
Prepaid expenses and other current assets	804	790
Total current assets	11,931	11,897
Long-term assets
Property, plant and equipment	9,109	9,011
Accumulated depreciation	(4,935)	(4,756)
Property, plant and equipment, net	4,174	4,255
Investments and advances related to equity method investees	1,494	1,441
Goodwill	1,291	1,293
Other intangible assets, net	942	963
Pension assets	1,096	1,042
Other assets (Note 8)	1,680	1,733
Total assets	$22,608	$22,624

LIABILITIES
Current liabilities
Accounts payable (principally trade)	$3,172	$2,820
Loans payable (Note 9)	54	169
Commercial paper (Note 9)	200	323
Accrued compensation, benefits and retirement costs	569	484
Current portion of accrued product warranty (Note 10)	661	674
Current portion of deferred revenue (Note 2)	805	691
Other accrued expenses (Note 8)	1,086	1,112
Current maturities of long-term debt (Note 9)	57	62
Total current liabilities	6,604	6,335
Long-term liabilities
Long-term debt (Note 9)	3,620	3,610
Pensions and other postretirement benefits	617	630
Accrued product warranty (Note 10)	674	672
Deferred revenue (Note 2)	828	840
Other liabilities (Note 8)	1,472	1,548
Total liabilities	$13,815	$13,635

Commitments and contingencies (Note 11)

EQUITY
Cummins Inc. shareholders’ equity
Common stock, $2.50 par value, 500 shares authorized, 222.5 and 222.4 shares issued	$2,405	$2,404
Retained earnings	16,228	15,419
Treasury stock, at cost, 78.8 and 74.8 shares	(8,838)	(7,779)
Accumulated other comprehensive loss (Note 12)	(1,929)	(1,982)
Total Cummins Inc. shareholders’ equity	7,866	8,062
Noncontrolling interests	927	927
Total equity	$8,793	$8,989
Total liabilities and equity	$22,608	$22,624
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
In millions	July 4, 2021	June 28, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$1,223	$797
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	337	333
Deferred income taxes	17	(11)
Equity in income of investees, net of dividends	(114)	(124)
Pension and OPEB expense (Note 3)	41	54
Pension contributions and OPEB payments (Note 3)	(68)	(82)
Share-based compensation expense	18	12
Restructuring payments	(1)	(81)
Loss (gain) on corporate owned life insurance	12	(38)
Foreign currency remeasurement and transaction exposure	10	(2)
Changes in current assets and liabilities
Accounts and notes receivable	(331)	170
Inventories	(628)	(224)
Other current assets	(18)	95
Accounts payable	377	(220)
Accrued expenses	169	(422)
Changes in other liabilities	(34)	199
Other, net	(55)	(99)
Net cash provided by operating activities	955	357

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(212)	(152)
Investments in internal use software	(22)	(21)
Proceeds from sale of land	20	—
Investments in and advances to equity investees	10	(17)
Investments in marketable securities—acquisitions	(362)	(285)
Investments in marketable securities—liquidations (Note 6)	381	254
Cash flows from derivatives not designated as hedges	12	(22)
Other, net	27	9
Net cash used in investing activities	(146)	(234)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments) borrowings of commercial paper	(123)	1,367
Payments on borrowings and finance lease obligations	(33)	(25)
Net (payments) borrowings under short-term credit agreements	(102)	4
Distributions to noncontrolling interests	(13)	(13)
Dividend payments on common stock	(394)	(388)
Repurchases of common stock	(1,090)	(550)
Proceeds from issuing common stock	26	32
Other, net	7	33
Net cash (used in) provided by financing activities	(1,722)	460
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(7)	39
Net (decrease) increase in cash and cash equivalents	(920)	622
Cash and cash equivalents at beginning of year	3,401	1,129
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,481	$1,751

 The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Three months ended
In millions, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Common Stock Held in Trust	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT APRIL 4, 2021	$556	$1,837	$15,825	$(8,172)	$—	$(1,937)	$8,109	$922	$9,031
Net income			600				600	12	612
Other comprehensive income (loss), net of tax (Note 12)						8	8	(7)	1
Issuance of common stock		1					1	—	1
Repurchases of common stock				(672)			(672)	—	(672)
Cash dividends on common stock, $1.35 per share			(197)				(197)	—	(197)
Share-based awards		2		6			8	—	8
Other shareholder transactions		9					9	—	9
BALANCE AT JULY 4, 2021	$556	$1,849	$16,228	$(8,838)	$—	$(1,929)	$7,866	$927	$8,793

BALANCE AT MARCH 29, 2020	$556	$1,779	$14,728	$(7,744)	$(1)	$(2,250)	$7,068	$950	$8,018
Net income			276				276	(7)	269
Other comprehensive income (loss), net of tax (Note 12)						8	8	(5)	3
Issuance of common stock		1					1	—	1
Employee benefits trust activity		5					5	—	5
Cash dividends on common stock, $1.311 per share			(193)				(193)	—	(193)
Share-based awards		4		15			19	—	19
Other shareholder transactions		8					8	—	8
BALANCE AT JUNE 28, 2020	$556	$1,797	$14,811	$(7,729)	$(1)	$(2,242)	$7,192	$938	$8,130
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Six months ended
In millions, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Common Stock Held in Trust	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2020	$556	$1,848	$15,419	$(7,779)	$—	$(1,982)	$8,062	$927	$8,989
Net income			1,203				1,203	20	1,223
Other comprehensive income (loss), net of tax (Note 12)						53	53	(7)	46
Issuance of common stock		1					1	—	1
Repurchases of common stock				(1,090)			(1,090)	—	(1,090)
Cash dividends on common stock, $2.70 per share			(394)				(394)	—	(394)
Distributions to noncontrolling interests							—	(13)	(13)
Share-based awards		(4)		30			26	—	26
Other shareholder transactions		4		1			5		5
BALANCE AT JULY 4, 2021	$556	$1,849	$16,228	$(8,838)	$—	$(1,929)	$7,866	$927	$8,793

BALANCE AT DECEMBER 31, 2019	$556	$1,790	$14,416	$(7,225)	$(2)	$(2,028)	$7,507	$958	$8,465
Adoption of new accounting standards			(4)				(4)	—	(4)
Net income			787				787	10	797
Other comprehensive loss, net of tax (Note 12)						(214)	(214)	(22)	(236)
Issuance of common stock		10					10	—	10
Employee benefits trust activity		22			1		23	—	23
Repurchases of common stock				(550)			(550)	—	(550)
Cash dividends on common stock, $2.622 per share			(388)				(388)	—	(388)
Distributions to noncontrolling interests							—	(13)	(13)
Share-based awards		(14)		46			32	—	32
Other shareholder transactions		(11)					(11)	5	(6)
BALANCE AT JUNE 28, 2020	$556	$1,797	$14,811	$(7,729)	$(1)	$(2,242)	$7,192	$938	$8,130

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
Reporting Period
Our reporting period usually ends on the Sunday closest to the last day of the quarterly calendar period. The second quarters of 2021 and 2020 ended on July 4 and June 28, respectively. Our fiscal year ends on December 31, regardless of the day of the week on which December 31 falls.
Weighted-Average Diluted Shares Outstanding
The weighted-average diluted common shares outstanding exclude the anti-dilutive effect of certain stock options. The options excluded from diluted earnings per share were as follows:

	Three months ended		Six months ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Options excluded	3,137	1,339,359	2,958	1,286,774

NOTE 2. REVENUE FROM CONTRACTS WITH CUSTOMERS
Long-term Contracts
The majority of our contracts are for a period of less than one year. We have certain long-term maintenance agreements, construction contracts and extended warranty coverage arrangements that span a period in excess of one year. The aggregate amount of the transaction price for long-term maintenance agreements and construction contracts allocated to performance obligations that were not satisfied as of July 4, 2021, was $812 million. We expect to recognize the related revenue of $164 million over the next 12 months and $648 million over periods up to 10 years. See Note 10, "PRODUCT WARRANTY LIABILITY," for additional disclosures on extended warranty coverage arrangements. Our other contracts generally are for a duration of less than one year, include payment terms that correspond to the timing of costs incurred when providing goods and services to our customers or represent sales-based royalties.
Deferred and Unbilled Revenue
The following is a summary of our unbilled and deferred revenue and related activity:

In millions	July 4, 2021	December 31, 2020
Unbilled revenue	$109	$114
Deferred revenue, primarily extended warranty	1,633	1,531

We recognized revenue of $126 million and $280 million for the three and six months ended July 4, 2021, compared with $94 million and $206 million for the comparable periods in 2020, that was included in the deferred revenue balance at the beginning of each year. We did not record any impairment losses on our unbilled revenues during the three and six months ended July 4, 2021 or June 28, 2020.
Disaggregation of Revenue
Consolidated Revenue
The table below presents our consolidated sales by geographic area. Net sales attributed to geographic areas were based on the location of the customer.

	Three months ended		Six months ended
In millions	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
United States	$3,263	$1,865	$6,323	$4,717
China	832	810	1,789	1,332
India	217	70	547	240
Other international	1,799	1,107	3,544	2,574
Total net sales	$6,111	$3,852	$12,203	$8,863

Segment Revenue
Engine segment external sales by market were as follows:

	Three months ended		Six months ended
In millions	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Heavy-duty truck	$666	$221	$1,279	$740
Medium-duty truck and bus	477	298	960	788
Light-duty automotive	466	146	940	473
Total on-highway	1,609	665	3,179	2,001
Off-highway	311	272	636	515
Total sales	$1,920	$937	$3,815	$2,516

Distribution segment external sales by region were as follows:

	Three months ended		Six months ended
In millions	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
North America	$1,228	$1,038	$2,394	$2,283
Asia Pacific	226	190	439	382
Europe	161	136	324	271
China	74	100	159	168
Africa and Middle East	69	38	123	89
Russia	66	44	123	85
Latin America	48	32	88	71
India	41	23	90	59
Total sales	$1,913	$1,601	$3,740	$3,408

Distribution segment external sales by product line were as follows:

	Three months ended		Six months ended
In millions	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Parts	$763	$653	$1,517	$1,436
Power generation	452	376	868	751
Engines	349	276	682	598
Service	349	296	673	623
Total sales	$1,913	$1,601	$3,740	$3,408

Components segment external sales by business were as follows:

	Three months ended		Six months ended
In millions	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Emission solutions	$801	$394	$1,767	$964
Filtration	303	206	604	455
Turbo technologies	207	142	432	300
Automated transmissions	147	43	262	125
Electronics and fuel systems	98	91	215	147
Total sales	$1,556	$876	$3,280	$1,991

Power Systems segment external sales by product line were as follows:

	Three months ended		Six months ended
In millions	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Power generation	$381	$224	$732	$493
Industrial	233	145	412	310
Generator technologies	85	59	167	125
Total sales	$699	$428	$1,311	$928

NOTE 3. PENSIONS AND OTHER POSTRETIREMENT BENEFITS
We sponsor funded and unfunded domestic and foreign defined benefit pension and other postretirement benefit (OPEB) plans. Contributions to these plans were as follows:

	Three months ended		Six months ended
In millions	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Defined benefit pension contributions	$12	$10	$54	$66
OPEB payments, net	5	12	14	16
Defined contribution pension plans	17	18	52	52

During the remainder of 2021, we anticipate making $10 million in additional defined benefit pension contributions in the U.K. and $9 million in contributions to our U.S. non-qualified benefit plans. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2021 annual net periodic pension cost to approximate $79 million.

The components of net periodic pension and OPEB costs under our plans were as follows:

	Pension
	U.S. Plans		U.K. Plans		OPEB
	Three months ended
In millions	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Service cost	$35	$33	$9	$7	$—	$—
Interest cost	20	23	7	9	1	1
Expected return on plan assets	(50)	(48)	(22)	(18)	—	—
Amortization of prior service cost	—	1	1	—	—	—
Recognized net actuarial loss	12	10	8	9	—	—
Net periodic benefit cost	$17	$19	$3	$7	$1	$1

	Pension
	U.S. Plans		U.K. Plans		OPEB
	Six months ended
In millions	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Service cost	$70	$67	$17	$14	$—	$—
Interest cost	39	47	15	18	2	3
Expected return on plan assets	(100)	(97)	(43)	(37)	—	—
Amortization of prior service cost	—	1	1	1	—	—
Recognized net actuarial loss	24	20	16	17	—	—
Net periodic benefit cost	$33	$38	$6	$13	$2	$3

NOTE 4. EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES
Equity, royalty and interest income from investees included in our Condensed Consolidated Statements of Net Income for the reporting periods was as follows:

	Three months ended		Six months ended
In millions	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Manufacturing entities
Beijing Foton Cummins Engine Co., Ltd.	$46	$34	$85	$51
Dongfeng Cummins Engine Company, Ltd.	21	26	52	34
Chongqing Cummins Engine Company, Ltd.	10	11	20	20
All other manufacturers	29	23	90	78	(1)
Distribution entities
Komatsu Cummins Chile, Ltda.	9	7	15	17
All other distributors	1	—	4	—
Cummins share of net income	116	101	266	200
Royalty and interest income	21	14	37	44
Equity, royalty and interest income from investees	$137	$115	$303	$244

(1) Includes $37 million in favorable adjustments related to tax changes within India's 2020-2021 Union Budget of India (India Tax Law Change) passed in March 2020.

NOTE 5. INCOME TAXES
Our effective tax rates for the three and six months ended July 4, 2021, were 21.4 percent and 21.7 percent, respectively. Our effective tax rates for the three and six months ended June 28, 2020, were 25.7 percent and 21.6 percent, respectively.
The three months ended July 4, 2021, contained unfavorable discrete items of $7 million, primarily due to a $10 million unfavorable statutory change in tax rates, mostly in the UK, partially offset by $3 million of other favorable discrete items.
The six months ended July 4, 2021, contained unfavorable discrete items of $3 million, primarily due to a $10 million unfavorable statutory change in tax rates, mostly in the UK, partially offset by $7 million of other favorable discrete items.
The three months ended June 28, 2020, contained unfavorable discrete items of $14 million, primarily due to changes in tax reserves on certain U.S. tax matters.
The six months ended June 28, 2020, contained $4 million of favorable net discrete tax items, primarily due to the India Tax Law Change passed in March of 2020, partially offset by unfavorable changes in tax reserves in the second quarter of 2020. See Note 4, "INCOME TAXES," of the Notes to the Consolidated Financial Statements of our 2020 Form 10-K for additional information on India Tax Law Changes.
NOTE 6. MARKETABLE SECURITIES
A summary of marketable securities, all of which were classified as current, was as follows:

	July 4, 2021			December 31, 2020
In millions	Cost	Gross unrealized gains/(losses)(1)	Estimated fair value	Cost	Gross unrealized gains/(losses)(1)	Estimated fair value
Equity securities
Debt mutual funds	$241	$3	$244	$267	$5	$272
Certificates of deposit	165	—	165	164	—	164
Equity mutual funds	20	8	28	19	5	24
Debt securities	1	—	1	1	—	1
Total marketable securities	$427	$11	$438	$451	$10	$461

(1) Unrealized gains and losses for debt securities are recorded in other comprehensive income while unrealized gains and losses for equity securities are recorded in "Other income, net" in our Condensed Consolidated Statements of Net Income.

All debt securities are classified as available-for-sale. All marketable securities presented use a Level 2 fair value measure. The fair value of Level 2 securities is estimated using actively quoted prices for similar instruments from brokers and observable inputs where available, including market transactions and third-party pricing services, or net asset values provided to investors. We do not currently have any Level 3 securities, and there were no transfers between Level 2 or 3 during the six months ended July 4, 2021 or the year ended December 31, 2020.

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

The proceeds from sales and maturities of marketable securities were as follows:

	Six months ended
In millions	July 4, 2021	June 28, 2020
Proceeds from sales of marketable securities	$273	$164
Proceeds from maturities of marketable securities	108	90
Investments in marketable securities - liquidations	$381	$254

NOTE 7. INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Inventories included the following:

In millions	July 4, 2021	December 31, 2020
Finished products	$2,470	$2,216
Work-in-process and raw materials	1,767	1,346
Inventories at FIFO cost	4,237	3,562
Excess of FIFO over LIFO	(161)	(137)
Total inventories	$4,076	$3,425

NOTE 8. SUPPLEMENTAL BALANCE SHEET DATA
Other assets included the following:

In millions	July 4, 2021	December 31, 2020
Corporate owned life insurance	$482	$508
Operating lease assets	458	438
Deferred income taxes	436	479
Other	304	308
Other assets	$1,680	$1,733

Other accrued expenses included the following:

In millions	July 4, 2021	December 31, 2020
Marketing accruals	$267	$242
Other taxes payable	238	256
Current portion of operating lease liabilities	128	128
Income taxes payable	92	82
Other	361	404
Other accrued expenses	$1,086	$1,112
Other liabilities included the following:

In millions	July 4, 2021	December 31, 2020
Operating lease liabilities	$332	$325
Deferred income taxes	321	325
One-time transition tax	255	289
Accrued compensation	198	203
Mark-to-market valuation on interest rate locks	5	41
Other long-term liabilities	361	365
Other liabilities	$1,472	$1,548

NOTE 9. DEBT
Loans Payable and Commercial Paper
Loans payable, commercial paper and the related weighted-average interest rates were as follows:

In millions	July 4, 2021		December 31, 2020
Loans payable (1)	$54		$169
Commercial paper	200	(2)	323	(3)

(1) Loans payable consist primarily of notes payable to various domestic and international financial institutions. It is not practicable to aggregate these notes and calculate a quarterly weighted-average interest rate.

(2) The weighted-average interest rate, inclusive of all brokerage fees, was 0.12 percent at July 4, 2021 and included $200 million of borrowings under the U.S. program.
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
Revolving Credit Facilities
We have access to committed credit facilities that total $3.5 billion, including the $1.5 billion 364-day facility that expires August 18, 2021 and our $2.0 billion five-year facility that expires on August 22, 2023. We maintain credit facilities at the current or higher aggregate amounts by renewing or replacing these facilities at or before expiration. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and for general corporate purposes. There were no outstanding borrowings under these facilities at July 4, 2021 and December 31, 2020.
At July 4, 2021, the $200 million of outstanding commercial paper effectively reduced the $3.5 billion of revolving credit capacity to $3.3 billion.
At July 4, 2021, we also had an additional $243 million available for borrowings under our international and other domestic credit facilities.

Long-term Debt
A summary of long-term debt was as follows:

In millions	Interest Rate	July 4, 2021	December 31, 2020
Long-term debt
Senior notes, due 2023	3.65%	$500	$500
Senior notes, due 2025	0.75%	500	500
Debentures, due 2027	6.75%	58	58
Debentures, due 2028	7.125%	250	250
Senior notes, due 2030	1.50%	850	850
Senior notes, due 2043	4.875%	500	500
Senior notes, due 2050	2.60%	650	650
Debentures, due 2098(1)	5.65%	165	165
Other debt		143	132
Unamortized discount and deferred issuance costs		(70)	(72)
Fair value adjustments due to hedge on indebtedness		42	48
Finance leases		89	91
Total long-term debt		3,677	3,672
Less: Current maturities of long-term debt		57	62
Long-term debt		$3,620	$3,610

(1) The effective interest rate is 7.48%.

Principal payments required on long-term debt during the next five years are as follows:

In millions	2021	2022	2023	2024	2025
Principal payments	$39	$57	$535	$30	$506

Interest Rate Risk
We have interest rate lock agreements to reduce the variability of the cash flows of the interest payments on a total of $500 million of fixed rate debt forecast to be issued in 2023 to replace our senior notes at maturity. We recorded a net loss of $33 million and net gain of $28 million in "Other comprehensive income" for the three and six months ended July 4, 2021, compared with a net gain of $10 million and net loss of $69 million for the comparable periods in 2020.
Fair Value of Debt
Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair values and carrying values of total debt, including current maturities, were as follows:

In millions	July 4, 2021	December 31, 2020
Fair value of total debt (1)	$4,304	$4,665
Carrying value of total debt	3,931	4,164

(1) The fair value of debt is derived from Level 2 inputs.

NOTE 10. PRODUCT WARRANTY LIABILITY
A tabular reconciliation of the product warranty liability, including the deferred revenue related to our extended warranty coverage and accrued product campaigns, was as follows:

	Six months ended
In millions	July 4, 2021	June 28, 2020
Balance, beginning of year	$2,307	$2,389
Provision for base warranties issued	302	161
Deferred revenue on extended warranty contracts sold	136	121
Provision for product campaigns issued	46	18
Payments made during period	(283)	(280)
Amortization of deferred revenue on extended warranty contracts	(124)	(115)
Changes in estimates for pre-existing product warranties	(74)	(20)
Foreign currency translation and other	(6)	(11)
Balance, end of period	$2,304	$2,263

We recognized supplier recoveries of $5 million and $9 million for the three and six months ended July 4, 2021, compared with $2 million and $11 million for the comparable periods in 2020.
Warranty related deferred revenues and warranty liabilities on our Condensed Consolidated Balance Sheets were as follows:

In millions	July 4, 2021	December 31, 2020	Balance Sheet Location
Deferred revenue related to extended coverage programs
Current portion	$279	$261	Current portion of deferred revenue
Long-term portion	690	700	Deferred revenue
Total	$969	$961

Product warranty
Current portion	$661	$674	Current portion of accrued product warranty
Long-term portion	674	672	Accrued product warranty
Total	$1,335	$1,346

Total warranty accrual	$2,304	$2,307

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

The campaigns launched in the third quarter of 2018 are being completed in phases across the affected population. The total engine system campaign charge, excluding supplier recoveries, was $410 million. In the fourth quarter of 2020, we recorded an additional $20 million charge related to this campaign, as a change in estimate, to bring the total campaign, excluding supplier recoveries, to $430 million. At July 4, 2021, the remaining accrual balance was $109 million.

NOTE 11. COMMITMENTS AND CONTINGENCIES
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
Guarantees and Commitments
Periodically, we enter into guarantee arrangements, including guarantees of non-U.S. distributor financings, residual value guarantees on equipment under operating leases and other miscellaneous guarantees of joint ventures or third-party obligations. At July 4, 2021, the maximum potential loss related to these guarantees was $35 million.
We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. At July 4, 2021, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $115 million. These arrangements enable us to secure supplies of critical components and IT services. We do not currently anticipate paying any penalties under these contracts.
We enter into physical forward contracts with suppliers of platinum and palladium to purchase certain volumes of the commodities at contractually stated prices for various periods, which generally fall within two years. At July 4, 2021, the total commitments under these contracts were $102 million. These arrangements enable us to guarantee the prices of these commodities, which otherwise are subject to market volatility.
We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance. These performance bonds and other performance-related guarantees were $102 million at July 4, 2021.

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

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE LOSS
Following are the changes in accumulated other comprehensive income (loss) by component for the three months ended:

In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at April 4, 2021	$(706)	$(1,260)	$29	$(1,937)
Other comprehensive income before reclassifications
Before-tax amount	—	29	(45)	(16)	$(7)	$(23)
Tax benefit	1	—	9	10	—	10
After-tax amount	1	29	(36)	(6)	(7)	(13)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	16	—	(2)	14	—	14
Net current period other comprehensive income (loss)	17	29	(38)	8	$(7)	$1
Balance at July 4, 2021	$(689)	$(1,231)	$(9)	$(1,929)

Balance at March 29, 2020	$(732)	$(1,430)	$(88)	$(2,250)
Other comprehensive income before reclassifications
Before-tax amount	—	(7)	(3)	(10)	$(5)	$(15)
Tax benefit	—	1	3	4	—	4
After-tax amount	—	(6)	—	(6)	(5)	(11)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	16	—	(2)	14	—	14
Net current period other comprehensive income (loss)	16	(6)	(2)	8	$(5)	$3
Balance at June 28, 2020	$(716)	$(1,436)	$(90)	$(2,242)

(1) Amounts are net of tax. Reclassifications out of accumulated other comprehensive income (loss) and the related tax effects are immaterial for separate disclosure.

Following are the changes in accumulated other comprehensive income (loss) by component for the six months ended:

In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on derivatives		Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at December 31, 2020	$(735)	$(1,204)	$(43)		$(1,982)
Other comprehensive income before reclassifications
Before-tax amount	15	(31)	48		32	$(7)	$25
Tax (expense) benefit	(2)	4	(13)		(11)	—	(11)
After-tax amount	13	(27)	35		21	(7)	14
Amounts reclassified from accumulated other comprehensive income (loss)(1)	33	—	(1)		32	—	32
Net current period other comprehensive (loss) income	46	(27)	34	(2)	53	$(7)	$46
Balance at July 4, 2021	$(689)	$(1,231)	$(9)		$(1,929)

Balance at December 31, 2019	$(734)	$(1,285)	$(9)		$(2,028)
Other comprehensive income before reclassifications
Before-tax amount	(19)	(155)	(98)		(272)	$(22)	$(294)
Tax benefit	5	4	21		30	—	30
After-tax amount	(14)	(151)	(77)		(242)	(22)	(264)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	32	—	(4)		28	—	28
Net current period other comprehensive income (loss)	18	(151)	(81)	(2)	(214)	$(22)	$(236)
Balance at June 28, 2020	$(716)	$(1,436)	$(90)		$(2,242)

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

Summarized financial information regarding our reportable operating segments for the three months ended is shown in the table below:

In millions	Engine	Distribution	Components	Power Systems	New Power	Total Segments
Three months ended July 4, 2021
External sales	$1,920	$1,913	$1,556	$699	$23	$6,111
Intersegment sales	571	7	438	444	1	1,461
Total sales	2,491	1,920	1,994	1,143	24	7,572
Research, development and engineering expenses	99	12	79	60	26	276
Equity, royalty and interest income (loss) from investees	104	15	12	9	(3)	137
Interest income	1	2	1	1	—	5
EBITDA	402	201	301	139	(60)	983
Depreciation and amortization(1)	50	30	46	33	7	166

Three months ended June 28, 2020
External sales	$937	$1,601	$876	$428	$10	$3,852
Intersegment sales	486	4	274	349	—	1,113
Total sales	1,423	1,605	1,150	777	10	4,965
Research, development and engineering expenses	65	4	55	41	24	189
Equity, royalty and interest income (loss) from investees	84	11	12	9	(1)	115
Interest income	1	1	1	1	—	4
EBITDA	150	160	141	91	(38)	504
Depreciation and amortization(1)	51	30	47	32	4	164

(1) Depreciation and amortization, as shown on a segment basis, excludes the amortization of debt discount and deferred costs included in the Condensed Consolidated Statements of Net Income as "Interest expense." A portion of depreciation expense is included in "Research, development and engineering expenses."

Summarized financial information regarding our reportable operating segments for the six months ended is shown in the table below:

In millions	Engine	Distribution	Components	Power Systems	New Power	Total Segments
Six months ended July 4, 2021
External sales	$3,815	$3,740	$3,280	$1,311	$57	$12,203
Intersegment sales	1,135	15	866	854	2	2,872
Total sales	4,950	3,755	4,146	2,165	59	15,075
Research, development and engineering expenses	191	25	154	117	49	536
Equity, royalty and interest income from investees	217	32	31	21	2	303
Interest income	4	3	2	2	—	11
EBITDA	756	361	722	265	(111)	1,993
Depreciation and amortization(1)	101	60	94	68	12	335

Six months ended June 28, 2020
External sales	$2,516	$3,408	$1,991	$928	$20	$8,863
Intersegment sales	1,065	11	661	733	—	2,470
Total sales	3,581	3,419	2,652	1,661	20	11,333
Research, development and engineering expenses	145	11	123	95	53	427
Equity, royalty and interest income (loss) from investees	162	32	33	18	(1)	244
Interest income	5	2	2	2	—	11
EBITDA	515	318	420	168	(81)	1,340
Depreciation and amortization(1)	104	61	95	64	8	332

(1) Depreciation and amortization, as shown on a segment basis, excludes the amortization of debt discount and deferred costs included in the Condensed Consolidated Statements of Net Income as "Interest expense." The amortization of debt discount and deferred costs was $2 million and $1 million for the six months ended July 4, 2021 and June 28, 2020, respectively. A portion of depreciation expense is included in "Research, development and engineering expenses."

A reconciliation of our total segment sales to total net sales in the Condensed Consolidated Statements of Net Income was as follows:

	Three months ended		Six months ended
In millions	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Total segment sales	$7,572	$4,965	$15,075	$11,333
Elimination of intersegment sales	(1,461)	(1,113)	(2,872)	(2,470)
Total net sales	$6,111	$3,852	$12,203	$8,863

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Net Income is shown in the table below:

	Three months ended		Six months ended
In millions	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
TOTAL SEGMENT EBITDA	$983	$504	$1,993	$1,340
Intersegment elimination	(9)	45	(39)	55
Less:
Interest expense	29	23	57	46
Depreciation and amortization	166	164	335	332
INCOME BEFORE INCOME TAXES	779	362	1,562	1,017
Less: Income tax expense	167	93	339	220
CONSOLIDATED NET INCOME	612	269	1,223	797
Less: Net income (loss) attributable to noncontrolling interests	12	(7)	20	10
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$600	$276	$1,203	$787

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

2021 Quarter-to-Date and Year-to-Date Results
A summary of our results is as follows:

	Three months ended		Six months ended
In millions, except per share amounts	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Net sales	$6,111	$3,852	$12,203	$8,863
Net income attributable to Cummins Inc.	600	276	1,203	787
Earnings per common share attributable to Cummins Inc.
Basic	$4.14	$1.87	$8.24	$5.30
Diluted	4.10	1.86	8.16	5.29

Our results for the first half of 2020 were significantly impacted by COVID-19 and other targeted shut-downs, which began in late March 2020 in response to both customer plant closures and government actions to slow the spread of the virus. Plants closed in China during the first quarter of 2020 were reopened in late March 2020; however, additional plants and distribution locations around the world were shut down or working at reduced capacities early in the second quarter of 2020. Although these actions did not have a material effect on our results of operations in the first quarter, these actions materially impacted our second quarter results in 2020.
Worldwide revenues increased 59 percent in the three months ended July 4, 2021, compared to the same period in 2020, due to higher demand in all operating segments and all geographic regions due to an improved economic environment and lessening effects from the COVID-19 pandemic. Net sales in the U.S. and Canada improved 74 percent, primarily due to increased demand in North American on-highway markets, which also positively impacted all components businesses. International demand (excludes the U.S. and Canada) improved 42 percent, with higher sales in all geographic regions. The increase in international sales was principally due to higher demand in all components businesses (primarily in Western Europe, India and Latin America), all distribution product lines, power generation equipment and industrial engines (especially mining). Favorable foreign currency fluctuations impacted international sales by 6 percent (primarily the Chinese renminbi, Euro, Australian dollar and British pound). Our industry continues to be unfavorably impacted by supply chain constraints, primarily semiconductor chips, which are limiting our collective ability to meet end-user demand.
Worldwide revenues increased 38 percent in the six months ended July 4, 2021, compared to the same period in 2020, as we experienced higher demand in all operating segments and all geographic regions due to an improved economic environment and lessening effects from the COVID-19 pandemic. Net sales in the U.S. and Canada improved 33 percent, primarily due to increased demand in North American on-highway markets, which also positively impacted all components businesses. International demand (excludes the U.S. and Canada) improved by 44 percent, with higher sales in all geographic regions. The increase in international sales was principally due to higher demand in all components businesses (primarily in China, India and Western Europe), all distribution product lines and power generation equipment. Favorable foreign currency fluctuations impacted international sales by 4 percent (primarily the Chinese renminbi, Euro, Australian dollar and British pound, partially offset by the Brazilian real). Our industry continues to be unfavorably impacted by supply chain constraints, primarily semiconductor chips, which are limiting our collective ability to meet end-user demand.

The following tables contain sales and EBITDA (defined as earnings or losses before interest expense, income taxes, depreciation and amortization and noncontrolling interests) by operating segment for the three and six months ended July 4, 2021 and June 28, 2020. See Note 13, "OPERATING SEGMENTS," to the Condensed Consolidated Financial Statements for additional information and a reconciliation of our segment information to the corresponding amounts in our Condensed Consolidated Statements of Net Income.

	Three months ended
Operating Segments	July 4, 2021			June 28, 2020			Percent change
		Percent			Percent		2021 vs. 2020
In millions	Sales	of Total	EBITDA	Sales	of Total	EBITDA	Sales	EBITDA
Engine	$2,491	41%	$402	$1,423	37%	$150	75%	NM
Distribution	1,920	31%	201	1,605	42%	160	20%	26%
Components	1,994	33%	301	1,150	30%	141	73%	NM
Power Systems	1,143	19%	139	777	20%	91	47%	53%
New Power	24	—%	(60)	10	—%	(38)	NM	(58)%
Intersegment eliminations	(1,461)	(24)%	(9)	(1,113)	(29)%	45	31%	NM
Total	$6,111	100%	$974	$3,852	100%	$549	59%	77%

"NM" - not meaningful information

Net income attributable to Cummins was $600 million, or $4.10 per diluted share, on sales of $6.1 billion for the three months ended July 4, 2021, versus the comparable prior year period net income attributable to Cummins of $276 million, or $1.86 per diluted share, on sales of $3.9 billion. The increases in net income and earnings per diluted share were driven by higher net sales, increased gross margin and gross margin as a percentage of sales, higher equity, royalty and interest income from investees (primarily in China and India) and a lower effective tax rate, partially offset by higher overall compensation and incremental costs associated with supply chain constraints. The increases in gross margin and gross margin as a percentage of sales were primarily due to higher volumes and improved pricing, partially offset by higher overall compensation, higher premium freight costs due to supply chain constraints and rising commodity costs. Diluted earnings per common share for the three months ended July 4, 2021, benefited $0.04 from fewer weighted-average shares outstanding due to the stock repurchase program.

	Six months ended
Operating Segments	July 4, 2021			June 28, 2020			Percent change
		Percent			Percent		2021 vs. 2020
In millions	Sales	of Total	EBITDA	Sales	of Total	EBITDA	Sales	EBITDA
Engine	$4,950	41%	$756	$3,581	40%	$515	38%	47%
Distribution	3,755	31%	361	3,419	39%	318	10%	14%
Components	4,146	34%	722	2,652	30%	420	56%	72%
Power Systems	2,165	18%	265	1,661	19%	168	30%	58%
New Power	59	—%	(111)	20	—%	(81)	NM	(37)%
Intersegment eliminations	(2,872)	(24)%	(39)	(2,470)	(28)%	55	16%	NM
Total	$12,203	100%	$1,954	$8,863	100%	$1,395	38%	40%

"NM" - not meaningful information

Net income attributable to Cummins was $1,203 million, or $8.16 per diluted share, on sales of $12.2 billion for the six months ended July 4, 2021, versus the comparable prior year period net income attributable to Cummins of $787 million, or $5.29 per diluted share, on sales of $8.9 billion. The increases in net income and earnings per diluted share were driven by higher net sales, increased gross margin and higher equity, royalty and interest income from investees (primarily in China due to stronger demand for trucks and construction equipment), partially offset by higher overall compensation, incremental costs associated with supply chain constraints and mark-to-market losses on corporate owned life insurance. The increase in gross margin was primarily due to higher volumes and improved pricing, partially offset by higher overall compensation expenses, increased premium freight costs due to supply chain constraints and rising commodity costs. The decrease in gross margin as a percentage of sales was primarily due to higher overall compensation, increased premium freight costs due to supply chain constraints and rising commodity costs. Diluted earnings per common share for the six months ended July 4, 2021, benefited $0.10 from fewer weighted-average shares outstanding due to the stock repurchase program.
Gross margin, selling, general and administrative and research development and engineering expenses increased due to higher compensation costs (primarily driven by higher variable compensation and the restoration of 2020 salary reductions), which impacted all of our reporting segments for the three and six months ended July 4, 2021.
We generated $955 million of cash from operations for the six months ended July 4, 2021, compared to $357 million for the comparable period in 2020. Refer to the section titled "Cash Flows" in the "LIQUIDITY AND CAPITAL RESOURCES" section for a discussion of items impacting cash flows.
Our debt to capital ratio (total capital defined as debt plus equity) at July 4, 2021, was 30.9 percent, compared to 31.7 percent at December 31, 2020. The decrease was primarily due to $233 million of lower debt balances since December 31, 2020. At July 4, 2021, we had $2.9 billion in cash and marketable securities on hand and access to our $3.5 billion credit facilities, if necessary, to meet currently anticipated working capital, investment and funding needs.
In the first six months of 2021, we purchased $1,090 million, or 4.4 million shares of our common stock.
In July 2021, the Board of Directors (the Board) authorized an increase to our quarterly dividend of 7.4 percent from $1.35 per share to $1.45 per share.
In the first six months of 2021, the investment gain on our U.S. pension trust was 5.2 percent while our U.K. pension trust loss was 1.5 percent. During the remainder of 2021, we anticipate making $10 million in additional defined benefit pension contributions in the U.K. and $9 million in contributions to our U.S. non-qualified benefit plans. We expect our 2021 annual net periodic pension cost to approximate $79 million.
As of the date of this filing, our credit ratings and outlooks from the credit rating agencies remain unchanged.

RESULTS OF OPERATIONS

	Three months ended		Favorable/		Six months ended		Favorable/
	July 4, 2021	June 28, 2020	(Unfavorable)		July 4, 2021	June 28, 2020	(Unfavorable)
In millions, except per share amounts			Amount	Percent			Amount	Percent
NET SALES	$6,111	$3,852	$2,259	59%	$12,203	$8,863	$3,340	38%
Cost of sales	4,633	2,962	(1,671)	(56)%	9,239	6,679	(2,560)	(38)%
GROSS MARGIN	1,478	890	588	66%	2,964	2,184	780	36%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	600	470	(130)	(28)%	1,174	1,016	(158)	(16)%
Research, development and engineering expenses	276	189	(87)	(46)%	536	427	(109)	(26)%
Equity, royalty and interest income from investees	137	115	22	19%	303	244	59	24%
Other operating expense, net	(4)	(10)	6	60%	(12)	(15)	3	20%
OPERATING INCOME	735	336	399	NM	1,545	970	575	59%
Interest expense	29	23	(6)	(26)%	57	46	(11)	(24)%
Other income, net	73	49	24	49%	74	93	(19)	(20)%
INCOME BEFORE INCOME TAXES	779	362	417	NM	1,562	1,017	545	54%
Income tax expense	167	93	(74)	(80)%	339	220	(119)	(54)%
CONSOLIDATED NET INCOME	612	269	343	NM	1,223	797	426	53%
Less: Net income (loss) attributable to noncontrolling interests	12	(7)	(19)	NM	20	10	(10)	(100)%
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$600	$276	$324	NM	$1,203	$787	$416	53%
Diluted Earnings Per Common Share Attributable to Cummins Inc.	$4.10	$1.86	$2.24	NM	$8.16	$5.29	$2.87	54%

"NM" - not meaningful information

	Three months ended		Favorable/ (Unfavorable)	Six months ended		Favorable/ (Unfavorable)
	July 4, 2021	June 28, 2020		July 4, 2021	June 28, 2020
Percent of sales			Percentage Points			Percentage Points
Gross margin	24.2%	23.1%	1.1	24.3%	24.6%	(0.3)
Selling, general and administrative expenses	9.8%	12.2%	2.4	9.6%	11.5%	1.9
Research, development and engineering expenses	4.5%	4.9%	0.4	4.4%	4.8%	0.4

Net Sales
Net sales for the three months ended July 4, 2021, increased by $2,259 million versus the comparable period in 2020. The primary drivers were as follows:
•Engine segment sales increased 75 percent due to higher volumes in the North American heavy-duty truck and pick-up truck markets and global medium-duty truck markets.
•Components segment sales increased 73 percent largely due to higher emission solutions demand in North America, Western Europe and India.
•Power Systems segment sales increased 47 percent primarily due to higher demand in power generation markets in North America, China and India and global mining markets.
•Distribution segment sales increased 20 percent principally due to higher demand in North America across all product lines.
•Favorable foreign currency fluctuations of 3 percent of total sales, primarily in the Chinese renminbi, Euro, Australian dollar and British pound.

Net sales for the six months ended July 4, 2021, increased $3,340 million versus the comparable period in 2020. The primary drivers were as follows:
•Components segment sales increased 56 percent largely due to higher emission solutions demand in North America, China and India.
•Engine segment sales increased 38 percent due to increased volumes in the North American heavy-duty truck and pick-up truck markets and global medium-duty truck markets.
•Power Systems segment sales increased 30 percent primarily due to higher demand in power generation markets in North America, China, India and Asia Pacific and global mining markets.
•Distribution segment sales increased 10 percent principally due to higher demand in North America, especially in the whole goods and service product lines.
•Favorable foreign currency fluctuations of 2 percent of total sales, primarily in the Chinese renminbi, Euro, Australian dollar and British pound, partially offset by the Brazilian real.
Sales to international markets (excluding the U.S. and Canada), based on location of customers, for the three and six months ended July 4, 2021, were 43 percent and 44 percent of total net sales compared with 48 percent and 42 percent of total net sales for the comparable periods in 2020. A more detailed discussion of sales by segment is presented in the “OPERATING SEGMENT RESULTS” section.
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
Gross Margin
Gross margin increased $588 million for the three months ended July 4, 2021 and increased 1.1 points as a percentage of sales, versus the comparable period in 2020. The increases in gross margin and gross margin as a percentage of sales were primarily due to higher volumes and improved pricing, partially offset by higher overall compensation, higher premium freight costs due to supply chain constraints and rising commodity costs.
Gross margin increased $780 million for the six months ended July 4, 2021 and decreased 0.3 points as a percentage of sales versus the comparable period in 2020. The increase in gross margin was primarily due to higher volumes and improved pricing, partially offset by higher overall compensation expenses, increased premium freight costs due to supply chain constraints and rising commodity costs. The decrease in gross margin as a percentage of sales was primarily due to higher overall compensation, increased premium freight costs due to supply chain constraints and rising commodity costs.
The provision for base warranties issued as a percent of sales for the three and six months ended July 4, 2021, was 2.4 percent and 2.5 percent, respectively, compared to 1.7 percent and 1.8 percent for the comparable periods in 2020. A detailed discussion of gross margin by segment is presented in the “OPERATING SEGMENT RESULTS” section.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $130 million for the three months ended July 4, 2021, versus the comparable period in 2020, primarily due to higher overall compensation. Overall, selling, general and administrative expenses as a percentage of sales decreased to 9.8 percent in the three months ended July 4, 2021, from 12.2 percent in the comparable period in 2020. The decrease in selling, general and administrative expenses as a percentage of sales was mainly due to sales increasing faster than selling, general and administrative expenses, despite higher compensation expenses.
Selling, general and administrative expenses increased $158 million for the six months ended July 4, 2021, versus the comparable period in 2020, primarily due to higher overall compensation. Overall, selling, general and administrative expenses as a percentage of sales decreased to 9.6 percent in the six months ended July 4, 2021, from 11.5 percent in the comparable period in 2020. The decrease in selling, general and administrative expenses as a percentage of sales was primarily due to sales increasing faster than selling, general and administrative expenses, despite higher compensation expenses.

Research, Development and Engineering Expenses
Research, development and engineering expenses increased $87 million for the three months ended July 4, 2021, versus the comparable period in 2020 primarily due to higher overall compensation, increased spending on prototypes and higher consulting expenses. Overall, research, development and engineering expenses as a percentage of sales decreased to 4.5 percent in the three months ended July 4, 2021, from 4.9 percent in the comparable period in 2020.
Research, development and engineering expenses increased $109 million for the six months ended July 4, 2021, versus the comparable period in 2020, primarily due to higher overall compensation and increased spending on prototypes. Overall, research, development and engineering expenses as a percentage of sales decreased to 4.4 percent in the six months ended July 4, 2021, from 4.8 percent in the comparable period in 2020. Research activities continue to focus on development of new products to meet future emission standards around the world, improvements in fuel economy performance of diesel and natural gas powered engines and related components as well as development activities around fully electric, hybrid and hydrogen powertrain solutions.
Equity, Royalty and Interest Income from Investees
Equity, royalty and interest income from investees increased $22 million for the three months ended July 4, 2021, versus the comparable period in 2020, primarily due to increased earnings at Beijing Foton Cummins Engine Co., Ltd. and Tata Cummins Ltd.
Equity, royalty and interest income from investees increased $59 million for the six months ended July 4, 2021, versus the comparable period in 2020, primarily due to higher earnings at Beijing Foton Cummins Engine Co., Ltd., Dongfeng Cummins Engine Co., Ltd., Tata Cummins Ltd. (excluding the 2020 benefits noted below) and Guangxi Cummins Industrial Power Co. These increases were partially offset by the absence of a $37 million favorable adjustment ($18 million of which related to Tata Cummins Ltd.) as the result of tax changes within India's 2020-2021 Union Budget of India (India Tax Law Changes) passed in March 2020 and $18 million of technology fee revenue related to Tata Cummins Ltd., both recorded in the first quarter of 2020. See Note 4, "INCOME TAXES," of the Notes to the Consolidated Financial Statements of our 2020 Form 10-K for additional information on India Tax Law Changes.
Other Operating Expense, Net
Other operating (expense) income, net was as follows:

	Three months ended		Six months ended
In millions	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Amortization of intangible assets	$(5)	$(6)	$(11)	$(11)
Loss on sale of assets, net	(2)	(5)	(1)	(6)
Loss on write-off of assets	—	(3)	(4)	(5)
Royalty income, net	3	—	5	2
Other, net	—	4	(1)	5
Total other operating expense, net	$(4)	$(10)	$(12)	$(15)

Interest Expense
Interest expense increased $6 million and $11 million for the three and six months ended July 4, 2021, versus the comparable periods in 2020, primarily due to increased interest expense associated with our $2 billion senior unsecured notes issued in August of 2020.

Other Income, Net
Other income (expense), net was as follows:

	Three months ended		Six months ended
In millions	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Non-service pension and OPEB credit	$25	$16	$49	$32
Gain (loss) on corporate owned life insurance	20	21	(12)	38
Gain on sale of land	18	—	18	—
Interest income	5	4	11	11
Gain on marketable securities, net	3	7	3	4
Foreign currency gain (loss), net	3	(2)	(2)	(3)
Other, net	(1)	3	7	11
Total other income, net	$73	$49	$74	$93

Income Tax Expense
Our effective tax rate for 2021 is expected to approximate 21.5 percent (lowered one percentage point), excluding any discrete items that may arise.
Our effective tax rates for the three and six months ended July 4, 2021, were 21.4 percent and 21.7 percent, respectively. Our effective tax rates for the three and six months ended June 28, 2020, were 25.7 percent and 21.6 percent, respectively.
The three months ended July 4, 2021, contained unfavorable discrete items of $7 million, primarily due to a $10 million unfavorable statutory change in tax rates, mostly in the UK, partially offset by $3 million of other favorable discrete items.
The six months ended July 4, 2021, contained unfavorable discrete items of $3 million, primarily due to a $10 million unfavorable statutory change in tax rates, mostly in the UK, partially offset by $7 million of other favorable discrete items.
The three months ended June 28, 2020, contained unfavorable discrete items of $14 million, primarily due to changes in tax reserves on certain U.S. tax matters.
The six months ended June 28, 2020, contained $4 million of favorable net discrete tax items, primarily due to the India Tax Law Change passed in March of 2020, partially offset by unfavorable changes in tax reserves in the second quarter of 2020. See Note 4, "INCOME TAXES," of the Notes to the Consolidated Financial Statements of our 2020 Form 10-K for additional information on India Tax Law Changes.
Noncontrolling Interests
Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities. Noncontrolling interests in income of consolidated subsidiaries for the three and six months ended July 4, 2021, increased $19 million and $10 million, respectively, versus the comparable periods in 2020. The increase for the three months ended July 4, 2021, was primarily due to higher earnings at Cummins India Limited and Eaton Cummins Joint Venture. The increase for the six months ended July 4, 2021, is principally due to higher earnings at Cummins India Limited and Eaton Cummins Joint Venture, partially offset by the absence of a $19 million unfavorable adjustment as the results of India Tax Law Changes passed in March 2020. See Note 4, "INCOME TAXES," of the Notes to the Consolidated Financial Statements of our 2020 Form 10-K for additional information on India Tax Law Changes.
Net Income Attributable to Cummins Inc. and Diluted Earnings Per Common Share Attributable to Cummins Inc.
Net income and diluted earnings per common share attributable to Cummins Inc. for the three months ended July 4, 2021, increased $324 million and $2.24 per diluted share versus the comparable period in 2020, primarily due to higher net sales, increased gross margin and gross margin as a percentage of sales, higher equity, royalty and interest income from investees (primarily in China and India) and a lower effective tax rate, partially offset by higher overall compensation and incremental costs associated with supply chain constraints. Diluted earnings per common share for the three months ended July 4, 2021, benefited $0.04 from fewer weighted-average shares outstanding due to the stock repurchase program.

Net income and diluted earnings per common share attributable to Cummins Inc. for the six months ended July 4, 2021, increased $416 million and $2.87 per diluted share versus the comparable period in 2020, primarily due to higher net sales, increased gross margin and higher equity, royalty and interest income from investees (primarily in China due to stronger demand for trucks and construction equipment), partially offset by higher overall compensation, incremental costs associated with supply chain constraints and mark-to-market losses on corporate owned life insurance. Diluted earnings per common share for the six months ended July 4, 2021, benefited $0.10 from fewer weighted-average shares outstanding due to the stock repurchase program.
Comprehensive Income - Foreign Currency Translation Adjustment
The foreign currency translation adjustment was a net gain of $22 million and net loss of $34 million, respectively, for the three and six months ended July 4, 2021, compared to a net loss of $11 million and $173 million, respectively, for the three and six months ended June 28, 2020 and was driven by the following:

	Three months ended
	July 4, 2021		June 28, 2020
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly-owned subsidiaries	$20	Brazilian real, Chinese renminbi, offset by Indian rupee, British pound	$(7)	Brazilian real, Indian rupee, offset by Australian dollar, South African rand
Equity method investments	9	Chinese renminbi, offset by Indian rupee	1	British pound, Chinese renminbi, offset by Indian rupee
Consolidated subsidiaries with a noncontrolling interest	(7)	Indian rupee	(5)	Indian rupee
Total	$22		$(11)

	Six months ended
	July 4, 2021		June 28, 2020
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly-owned subsidiaries	$(28)	British pound, Indian rupee, offset by Chinese renminbi	$(131)	Brazilian real, Indian rupee, Chinese renminbi, British pound
Equity method investments	1	Chinese renminbi, offset by Indian rupee	(20)	Chinese renminbi, Indian rupee
Consolidated subsidiaries with a noncontrolling interest	(7)	Indian rupee	(22)	Indian rupee
Total	$(34)		$(173)

OPERATING SEGMENT RESULTS
Our reportable operating segments consist of the Engine, Distribution, Components, Power Systems and New Power segments. This reporting structure is organized according to the products and markets each segment serves. We use segment EBITDA as a primary basis for the Chief Operating Decision Maker to evaluate the performance of each of our reportable operating segments. We believe EBITDA is a useful measure of our operating performance as it assists investors and debt holders in comparing our performance on a consistent basis without regard to financing methods, capital structure, income taxes or depreciation and amortization methods, which can vary significantly depending upon many factors. Segment amounts exclude certain expenses not specifically identifiable to segments. See Note 13, "OPERATING SEGMENTS," to the Condensed Consolidated Financial Statements for additional information and a reconciliation of our segment information to the corresponding amounts in our Condensed Consolidated Statements of Net Income.
Following is a discussion of results for each of our operating segments.
Engine Segment Results
Financial data for the Engine segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	July 4,	June 28,	(Unfavorable)		July 4,	June 28,	(Unfavorable)
In millions	2021	2020	Amount	Percent	2021	2020	Amount	Percent
External sales	$1,920	$937	$983	NM	$3,815	$2,516	$1,299	52%
Intersegment sales	571	486	85	17%	1,135	1,065	70	7%
Total sales	2,491	1,423	1,068	75%	4,950	3,581	1,369	38%
Research, development and engineering expenses	99	65	(34)	(52)%	191	145	(46)	(32)%
Equity, royalty and interest income from investees	104	84	20	24%	217	162	55	34%
Interest income	1	1	—	—%	4	5	(1)	(20)%
Segment EBITDA	402	150	252	NM	756	515	241	47%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	16.1%	10.5%		5.6	15.3%	14.4%		0.9

"NM" - not meaningful information

Sales for our Engine segment by market were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	July 4,	June 28,	(Unfavorable)		July 4,	June 28,	(Unfavorable)
In millions	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Heavy-duty truck	$839	$415	$424	NM	$1,666	$1,165	$501	43%
Medium-duty truck and bus	688	391	297	76%	1,362	1,009	353	35%
Light-duty automotive	484	180	304	NM	965	533	432	81%
Total on-highway	2,011	986	1,025	NM	3,993	2,707	1,286	48%
Off-highway	480	437	43	10%	957	874	83	9%
Total sales	$2,491	$1,423	$1,068	75%	$4,950	$3,581	$1,369	38%

			Percentage Points				Percentage Points
On-highway sales as percentage of total sales	81%	69%		12	81%	76%		5

"NM" - not meaningful information

Unit shipments by engine classification (including unit shipments to Power Systems and off-highway engine units included in their respective classification) were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	July 4,	June 28,	(Unfavorable)		July 4,	June 28,	(Unfavorable)
	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Heavy-duty	29,400	15,900	13,500	85%	60,100	41,700	18,400	44%
Medium-duty	67,500	44,900	22,600	50%	140,600	106,100	34,500	33%
Light-duty	68,100	29,800	38,300	NM	136,600	79,200	57,400	72%
Total unit shipments	165,000	90,600	74,400	82%	337,300	227,000	110,300	49%
Sales
Engine segment sales for the three months ended July 4, 2021, increased $1,068 million versus the comparable period in 2020. The following were the primary drivers by market:
•Heavy-duty truck sales increased $424 million principally due to higher volumes in North America with shipments up 219 percent.
•Light-duty automotive sales increased $304 million primarily due to increased pick-up truck sales in North America with shipments up 272 percent.
•Medium-duty truck and bus sales increased $297 million mainly due to higher global medium-duty demand, especially in North America, Western Europe, Brazil and Mexico.
Our industry continues to be unfavorably impacted by supply chain constraints, primarily semiconductor chips, which are limiting our collective ability to meet end-user demand.
Engine segment sales for the six months ended July 4, 2021, increased $1,369 million versus the comparable period in 2020. The following were the primary drivers by market:
•Heavy-duty truck sales increased $501 million principally due to higher volumes in North America with shipments up 85 percent.
•Light-duty truck automotive sales increased $432 million primarily due to higher pick-up sales in North America with shipments up 113 percent.
•Medium-duty truck and bus sales increased $353 million mainly due to higher global medium-duty demand, especially in North America, Western Europe and Brazil, partially offset by lower bus sales, mainly in North America and Western Europe.
Our industry continues to be unfavorably impacted by supply chain constraints, primarily semiconductor chips, which are limiting our collective ability to meet end-user demand.
Segment EBITDA
Engine segment EBITDA for the three months ended July 4, 2021, increased $252 million versus the comparable period in 2020, primarily due to higher gross margin and increased equity, royalty and interest income from investees, partially offset by higher selling, general and administrative expenses and increased research, development and engineering expenses. The increase in gross margin and gross margin as a percentage of sales was mainly due to higher volumes and favorable pricing, partially offset by higher overall compensation, increased premium freight due to supply chain constraints and rising commodity costs. The increase in selling, general and administrative expenses was due to higher overall compensation and higher consulting expenses. The increase in research, development and engineering expenses was due to higher overall compensation and increased spending on prototypes. The increase in equity, royalty and interest income from investees was principally due to increased earnings at Beijing Foton Cummins Engine Co., Ltd. and Tata Cummins Ltd.

Engine segment EBITDA for the six months ended July 4, 2021, increased $241 million versus the comparable period in 2020, primarily due to higher gross margin and increased equity, royalty and interest income from investees, partially offset by increased selling, general and administrative expenses and higher research, development and engineering expenses. The increase in gross margin and gross margin as a percentage of sales was mainly due to higher volumes and improved pricing, partially offset by higher overall compensation, increased premium freight due to supply chain constraints and rising commodity costs. Selling, general and administrative expenses increased principally due to higher overall compensation. The increase in research, development and engineering expenses was primarily due to higher overall compensation and increased spending on prototypes. The increase in equity, royalty and interest income from investees was largely due to increased earnings at Beijing Foton Cummins Engine Co., Ltd., Dongfeng Cummins Engine Co., Ltd., Tata Cummins Ltd. (excluding the 2020 benefits noted below) and Guangxi Cummins Industrial Power Co., partially offset by the absence of an $18 million favorable adjustment related to India Tax Law Changes passed in March 2020 and $18 million of technology fee revenue both recorded in the first quarter of 2020 in Tata Cummins Ltd. See Note 4, "INCOME TAXES," of the Notes to the Consolidated Financial Statements of our 2020 Form 10-K for additional information on India Tax Law Changes.
Distribution Segment Results
Financial data for the Distribution segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	July 4,	June 28,	(Unfavorable)		July 4,	June 28,	(Unfavorable)
In millions	2021	2020	Amount	Percent	2021	2020	Amount	Percent
External sales	$1,913	$1,601	$312	19%	$3,740	$3,408	$332	10%
Intersegment sales	7	4	3	75%	15	11	4	36%
Total sales	1,920	1,605	315	20%	3,755	3,419	336	10%
Research, development and engineering expenses	12	4	(8)	NM	25	11	(14)	NM
Equity, royalty and interest income from investees	15	11	4	36%	32	32	—	—%
Interest income	2	1	1	100%	3	2	1	50%
Segment EBITDA	201	160	41	26%	361	318	43	14%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	10.5%	10.0%		0.5	9.6%	9.3%		0.3

"NM" - not meaningful information

Sales for our Distribution segment by region were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	July 4,	June 28,	(Unfavorable)		July 4,	June 28,	(Unfavorable)
In millions	2021	2020	Amount	Percent	2021	2020	Amount	Percent
North America	$1,230	$1,041	$189	18%	$2,401	$2,287	$114	5%
Asia Pacific	227	190	37	19%	441	386	55	14%
Europe	161	136	25	18%	324	272	52	19%
China	77	101	(24)	(24)%	164	169	(5)	(3)%
Africa and Middle East	69	38	31	82%	123	89	34	38%
Russia	66	44	22	50%	123	86	37	43%
Latin America	48	32	16	50%	88	71	17	24%
India	42	23	19	83%	91	59	32	54%
Total sales	$1,920	$1,605	$315	20%	$3,755	$3,419	$336	10%

Sales for our Distribution segment by product line were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	July 4,	June 28,	(Unfavorable)		July 4,	June 28,	(Unfavorable)
In millions	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Parts	$765	$654	$111	17%	$1,522	$1,441	$81	6%
Power generation	454	377	77	20%	872	753	119	16%
Engines	351	277	74	27%	685	600	85	14%
Service	350	297	53	18%	676	625	51	8%
Total sales	$1,920	$1,605	$315	20%	$3,755	$3,419	$336	10%

Sales
Distribution segment sales for the three months ended July 4, 2021, increased $315 million versus the comparable period in 2020. The following were the primary drivers by region:
•North American sales increased $189 million, representing 60 percent of the total change in Distribution segment sales, due to higher demand in all product lines.
•Improved demand in Asia Pacific and Africa and Middle East.
•Favorable foreign currency fluctuations, primarily in the Australian dollar, Canadian dollar and Euro.
Distribution segment sales for the six months ended July 4, 2021, increased $336 million versus the comparable period in 2020. The following were the primary drivers by region:
•North American sales increased $114 million, representing 34 percent of the total change in Distribution segment sales, due to higher demand in whole goods and service.
•Improved demand in Asia Pacific, Europe and Russia.
•Favorable foreign currency fluctuations, mainly in the Australian dollar, Euro and Canadian dollar.
Segment EBITDA
Distribution segment EBITDA for the three months ended July 4, 2021, increased $41 million versus the comparable period in 2020, primarily due to higher gross margin, an $18 million gain on sale of land and favorable foreign currency fluctuations (principally in the Australian dollar, South African rand and Canadian dollar), partially offset by increased selling, general and administrative expenses. The increase in gross margin and gross margin as a percentage of sales was mainly due to higher volume and favorable foreign currency fluctuations (primarily in the Australian dollar, Canadian dollar and South African rand), partially offset by higher overall compensation. The increase in selling, general and administrative expenses was due to higher overall compensation.
Distribution segment EBITDA for the six months ended July 4, 2021, increased $43 million versus the comparable period in 2020, primarily due to higher gross margin, an $18 million gain on sale of land and favorable foreign currency fluctuations (principally in the Australian dollar), partially offset by increased selling, general and administrative expenses. The increase in gross margin and gross margin as a percentage of sales was mainly due to higher volumes, favorable foreign currency fluctuations (primarily in the Australian dollar, Canadian dollar and South African rand) and improved pricing, partially offset by higher overall compensation. The increase in selling, general and administrative expenses was due to higher overall compensation, partially offset by decreased consulting expenses and lower travel costs.

Components Segment Results
Financial data for the Components segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	July 4,	June 28,	(Unfavorable)		July 4,	June 28,	(Unfavorable)
In millions	2021	2020	Amount	Percent	2021	2020	Amount	Percent
External sales	$1,556	$876	$680	78%	$3,280	$1,991	$1,289	65%
Intersegment sales	438	274	164	60%	866	661	205	31%
Total sales	1,994	1,150	844	73%	4,146	2,652	1,494	56%
Research, development and engineering expenses	79	55	(24)	(44)%	154	123	(31)	(25)%
Equity, royalty and interest income from investees	12	12	—	—%	31	33	(2)	(6)%
Interest income	1	1	—	—%	2	2	—	—%
Segment EBITDA	301	141	160	NM	722	420	302	72%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	15.1%	12.3%		2.8	17.4%	15.8%		1.6

"NM" - not meaningful information

Sales for our Components segment by business were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	July 4,	June 28,	(Unfavorable)		July 4,	June 28,	(Unfavorable)
In millions	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Emission solutions	$882	$472	$410	87%	$1,917	$1,136	$781	69%
Filtration	374	255	119	47%	746	567	179	32%
Turbo technologies	351	216	135	63%	718	486	232	48%
Electronics and fuel systems	241	164	77	47%	504	338	166	49%
Automated transmissions	146	43	103	NM	261	125	136	NM
Total sales	$1,994	$1,150	$844	73%	$4,146	$2,652	$1,494	56%

Sales
Components segment sales for the three months ended July 4, 2021, increased $844 million versus the comparable period in 2020. The following were the primary drivers by business:
•Emission solutions sales increased $410 million primarily due to stronger demand in North America, Western Europe and India.
•Turbo technologies sales increased $135 million principally due to higher demand in North America and Western Europe.
•Filtration sales increased $119 million mainly due to stronger demand in North America, Europe, Latin America and Asia Pacific.
•Favorable foreign currency fluctuations, primarily in the Chinese renminbi and Euro.
Our industry continues to be unfavorably impacted by supply chain constraints, primarily semiconductor chips, which are limiting our collective ability to meet end-user demand.
Components segment sales for the six months ended July 4, 2021, increased $1,494 million versus the comparable period in 2020. The following were the primary drivers by business:
•Emission solutions sales increased $781 million principally due to stronger demand in North America, China and India.
•Turbo technologies sales increased $232 million mainly due to higher demand in North America, Western Europe and China.
•Filtration sales increased $179 million primarily due to stronger market demand in North America, Europe, China and Asia Pacific.

•Favorable foreign currency fluctuations primarily in the Chinese renminbi and Euro.
Our industry continues to be unfavorably impacted by supply chain constraints, primarily semiconductor chips, which are limiting our collective ability to meet end-user demand.
Segment EBITDA
Components segment EBITDA for the three months ended July 4, 2021, increased $160 million versus the comparable period in 2020, as higher gross margin was partially offset by higher selling, general and administrative expenses and increased research, development and engineering expenses. The increase in gross margin and gross margin as a percentage of sales was mainly due to higher volumes, partially offset by higher overall compensation, increased premium freight due to supply chain constraints and rising commodity costs. Selling, general and administrative expenses and research, development and engineering expenses increased due to higher overall compensation.
Components segment EBITDA for the six months ended July 4, 2021, increased $302 million versus the comparable period in 2020, as higher gross margin was partially offset by higher selling, general and administrative expenses, increased research, development and engineering expenses and lower equity, royalty and interest income from investees. The increase in gross margin and gross margin as a percentage of sales was mainly due to higher volumes and favorable mix, partially offset by higher overall compensation, increased premium freight due to supply chain constraints and rising commodity costs. Selling, general and administrative expenses and research, development and engineering expenses increased due to higher overall compensation. The decrease in equity, royalty and interest income from investees was principally due to the absence of a $14 million favorable adjustment related to India Tax Law Changes passed in March 2020 in Fleetguard Filters Private Ltd., partially offset by higher earnings at Fleetguard Filters Private Ltd. (excluding the absence of 2020 tax benefit noted above). See Note 4, "INCOME TAXES," of the Notes to the Consolidated Financial Statements of our 2020 Form 10-K for additional information on India Tax Law Changes.
Power Systems Segment Results
Financial data for the Power Systems segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	July 4,	June 28,	(Unfavorable)		July 4,	June 28,	(Unfavorable)
In millions	2021	2020	Amount	Percent	2021	2020	Amount	Percent
External sales	$699	$428	$271	63%	$1,311	$928	$383	41%
Intersegment sales	444	349	95	27%	854	733	121	17%
Total sales	1,143	777	366	47%	2,165	1,661	504	30%
Research, development and engineering expenses	60	41	(19)	(46)%	117	95	(22)	(23)%
Equity, royalty and interest income from investees	9	9	—	—%	21	18	3	17%
Interest income	1	1	—	—%	2	2	—	—%
Segment EBITDA	139	91	48	53%	265	168	97	58%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	12.2%	11.7%		0.5	12.2%	10.1%		2.1

Sales for our Power Systems segment by product line were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	July 4,	June 28,	(Unfavorable)		July 4,	June 28,	(Unfavorable)
In millions	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Power generation	$655	$424	$231	54%	$1,266	$943	$323	34%
Industrial	399	291	108	37%	723	587	136	23%
Generator technologies	89	62	27	44%	176	131	45	34%
Total sales	$1,143	$777	$366	47%	$2,165	$1,661	$504	30%

Sales
Power Systems segment sales for the three months ended July 4, 2021, increased $366 million versus the comparable period in 2020. The following were the primary drivers by product line:
•Power generation sales increased $231 million due to higher demand in North America, China and India.

•Industrial sales increased $108 million due to stronger demand in global mining markets and higher demand in oil and gas markets in China.
•Favorable foreign currency fluctuations, primarily in the Chinese renminbi and British pound.
Power Systems segment sales for the six months ended July 4, 2021, increased $504 million versus the comparable period in 2020. The following were the primary drivers by product line:
•Power generation sales increased $323 million due to higher demand in North America, China, India and Asia Pacific.
•Industrial sales increased $136 million due to higher demand in global mining markets.
•Favorable foreign currency fluctuations primarily in the Chinese renminbi, British pound and Euro.
Segment EBITDA
Power Systems segment EBITDA for the three months ended July 4, 2021, increased $48 million versus the comparable period in 2020, as higher gross margin was partially offset by increased selling, general and administrative expenses and higher research, development and engineering expenses. The increase in gross margin and gross margin as a percentage of sales was mainly due to higher volumes and improved pricing, partially offset by unfavorable mix and higher overall compensation. Selling, general and administrative expenses increased primarily due to higher overall compensation. Research, development and engineering expenses increased primarily due to higher overall compensation and increased spending on prototypes.
Power Systems segment EBITDA for the six months ended July 4, 2021, increased $97 million versus the comparable period in 2020, mainly due to higher gross margin and favorable foreign currency fluctuations (primarily in the Chinese Renminbi), partially offset by higher selling, general and administrative expenses and increased research, development and engineering expenses. The increase in gross margin and gross margin as a percentage of sales was mainly due to higher volumes and improved pricing, partially offset by unfavorable mix and higher overall compensation. Selling, general and administrative expenses and research, development and engineering expenses increased principally due to higher overall compensation.
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

	Three months ended		Favorable/		Six months ended		Favorable/
	July 4,	June 28,	(Unfavorable)		July 4,	June 28,	(Unfavorable)
In millions	2021	2020	Amount	Percent	2021	2020	Amount	Percent
External sales	$23	$10	$13	NM	$57	$20	$37	NM
Intersegment sales	1	—	1	NM	2	—	2	NM
Total sales	24	10	14	NM	59	20	39	NM
Research, development and engineering expenses	26	24	(2)	(8)%	49	53	4	8%
Equity, royalty and interest (loss) income from investees	(3)	(1)	(2)	NM	2	(1)	3	NM
Segment EBITDA	(60)	(38)	(22)	(58)%	(111)	(81)	(30)	(37)%

"NM" - not meaningful information

OUTLOOK
COVID-19 Impact
The acceleration of the COVID-19 vaccine distribution around the world is helping curb the spread of the virus and will hopefully allow the majority of our manufacturing facilities to remain open to meet increasing customer demand. While the vaccination effort continues to progress globally, many markets are still dealing with rising cases, new COVID variants and slower vaccination rollout. We continue to take necessary precautions at all our facilities both in the U.S. and abroad to mitigate the spread of the disease and prioritize the health and safety of our employees. While we are optimistic that continued vaccination distribution globally will minimize the impacts of the virus, there is still a risk of increased cases or new virus variants resulting in lower customer demand, additional facility shutdowns or supply chain constraints in the future.
In March 2021, we gained approval as a COVID-19 vaccine administrator at several U.S. sites and began offering the vaccine to our employees and their families at certain facilities in the U.S. During the second quarter of 2021, we received approval and began providing vaccines to our employees in other international locations as allowed. We continue to collaborate with health officials around the world to provide employees with access to COVID-19 vaccines. That work differs geographically due to the variability in vaccine accessibility and distribution. Our global network of medical professionals is always focused on efforts to ensure the safety of all Cummins employees, their families and our communities.
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
•Our liquidity of $6.2 billion in cash, marketable securities and available credit facilities strengthens our position to deal with any uncertainties that may arise in the remainder of 2021.
Challenges
•Supply constraints driven by strong demand in multiple end markets and regions may lead to increased costs, including higher premium freight.
•Continued increases in material and commodity costs could negatively impact earnings.
•The shortage of key components, such as semiconductor chips, may lead to manufacturing delays, increased costs and the loss of sales.
•We expect market demand in truck and construction markets in China to decline from record levels in 2020.
•We may close or restructure certain manufacturing and distribution facilities as we evaluate the appropriate size and structure of our manufacturing and distribution capacity, which could result in additional charges.
Separation of Filtration Business
On August 3, 2021, we announced our exploration of strategic alternatives for our filtration business. Potential strategic alternatives to be explored include the separation of our filtration business into a stand-alone company. The execution of this exploration process is dependent upon business and market conditions, along with a number of other factors and considerations.

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

Dollars in millions	July 4, 2021	December 31, 2020
Working capital (1)	$5,327	$5,562
Current ratio	1.81	1.88
Accounts and notes receivable, net	$4,132	$3,820
Days' sales in receivables	59	69
Inventories	$4,076	$3,425
Inventory turnover	4.8	4.2
Accounts payable (principally trade)	$3,172	$2,820
Days' payable outstanding	57	68
Total debt	$3,931	$4,164
Total debt as a percent of total capital	30.9%	31.7%

(1) Working capital includes cash and cash equivalents.
Cash Flows
Cash and cash equivalents were impacted as follows:

	Six months ended
In millions	July 4, 2021	June 28, 2020	Change
Net cash provided by operating activities	$955	$357	$598
Net cash used in investing activities	(146)	(234)	88
Net cash (used in) provided by financing activities	(1,722)	460	(2,182)
Effect of exchange rate changes on cash and cash equivalents	(7)	39	(46)
Net (decrease) increase in cash and cash equivalents	$(920)	$622	$(1,542)

Net cash provided by operating activities increased $598 million for the six months ended July 4, 2021, versus the comparable period in 2020, primarily due to higher consolidated net income of $426 million and lower working capital requirements of $170 million. During the first six months of 2021, the lower working capital requirements resulted in a cash outflow of $431 million compared to a cash outflow of $601 million in the comparable period in 2020, mainly due to higher accounts payable and accrued expenses, partially offset by higher accounts and notes receivable, inventories and other current assets.
Net cash used in investing activities decreased $88 million for the six months ended July 4, 2021, versus the comparable period in 2020, primarily due to higher net liquidations of marketable securities of $50 million, changes in cash flows from derivatives not designated as hedges of $34 million, lower investments in and advances to equity investees of $27 million and proceeds from sale of land of $20 million, partially offset by higher capital expenditures of $60 million.
Net cash used in financing activities increased $2,182 million for the six months ended July 4, 2021, versus the comparable period in 2020, primarily due to lower net borrowings of commercial paper of $1,490 million, higher repurchases of common stock of $540 million and higher net payments under short-term credit agreements of $106 million.
The effect of exchange rate changes on cash and cash equivalents for the six months ended July 4, 2021, versus the comparable period in 2020, decreased $46 million primarily due to unfavorable fluctuations in the British pound of $57 million, partially offset by favorable fluctuations in the Chinese renminbi.

Sources of Liquidity
Cash provided by operations is typically our principal source of liquidity with $955 million generated in the six months ended July 4, 2021. Our sources of liquidity include:

	July 4, 2021
In millions	Total	U.S.	International	Primary location of international balances
Cash and cash equivalents	$2,481	$1,006	$1,475	Singapore, China, Belgium, Mexico, Australia, Canada
Marketable securities (1)	438	94	344	India
Total	$2,919	$1,100	$1,819
Available credit capacity
Revolving credit facilities (2)	$3,300
International and other uncommitted domestic credit facilities	$243

(1) The majority of marketable securities could be liquidated into cash within a few days.
(2) The five-year credit facility for $2.0 billion and the 364-day credit facility for $1.5 billion, maturing August 2023 and August 2021, respectively, are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. At July 4, 2021, we had $200 million of commercial paper outstanding, which effectively reduced the available capacity under our revolving credit facilities to $3.3 billion.

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
If we distribute our foreign cash balances to the U.S. or to other foreign subsidiaries, we could be required to accrue and pay withholding taxes, for example, if we repatriated cash from certain foreign subsidiaries whose earnings we asserted are completely or partially permanently reinvested. Foreign earnings for which we assert permanent reinvestment outside the U.S. consist primarily of earnings of our China, India and Netherlands domiciled subsidiaries. At present, we do not foresee a need to repatriate any earnings for which we asserted permanent reinvestment. However, to help fund cash needs of the U.S. or other international subsidiaries as they arise, we repatriate available cash from certain foreign subsidiaries whose earnings are not permanently reinvested when it is cost effective to do so.
Debt Facilities and Other Sources of Liquidity
We have access to committed credit facilities that total $3.5 billion, including the $1.5 billion 364-day facility that expires August 18, 2021 and our $2.0 billion five-year facility that expires on August 22, 2023. We maintain credit facilities at the current or higher aggregate amounts by renewing or replacing these facilities at or before expiration. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and for general corporate purposes. There were no outstanding borrowings under these facilities at July 4, 2021.
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
At July 4, 2021, we had $200 million of commercial paper outstanding, which effectively reduced the available capacity under our revolving credit facilities to $3.3 billion.
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
Uses of Cash
Stock Repurchases
In December 2019, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the 2018 repurchase plan. In the first six months of 2021, we made the following purchases under the 2019 stock repurchase program:

In millions, except per share amounts	Shares Purchased	Average Cost Per Share	Total Cost of Repurchases	Remaining Authorized Capacity (1)
April 4	1.7	$247.35	$418	$1,576
July 4	2.7	252.66	672	904
Total	4.4	250.60	$1,090

(1) The remaining authorized capacity under these plans was calculated based on the cost to purchase the shares but excludes commission expenses in accordance with the authorized plan.

We intend to repurchase outstanding shares from time to time during 2021 to enhance shareholder value.
Dividends
In July 2021, the Board authorized an increase to our quarterly dividend of 7.4 percent from $1.35 per share to $1.45 per share.
We paid dividends of $394 million during the six months ended July 4, 2021.
Capital Expenditures
Capital expenditures, including spending on internal use software, for the six months ended July 4, 2021, were $234 million versus $173 million in the comparable period in 2020. We plan to spend an estimated $725 million to $775 million in 2021 on capital expenditures, excluding internal use software, with over 50 percent of these expenditures expected to be invested in North America. In addition, we plan to spend an estimated $60 million to $70 million on internal use software in 2021.
Current Maturities of Short and Long-Term Debt
We had $200 million of commercial paper outstanding at July 4, 2021, that matures in less than one year. The maturity schedule of our existing long-term debt does not require significant cash outflows until 2023 when our 3.65% senior notes are due. Required annual long-term debt principal payments range from $30 million to $535 million over the next five years (including the remainder of 2021). See Note 9, "DEBT," to the Condensed Consolidated Financial Statements for additional information.
Pensions
Our global pension plans, including our unfunded and non-qualified plans, were 112 percent funded at December 31, 2020. Our U.S. defined benefit plan, which represented approximately 52 percent of the worldwide pension obligation, was 128 percent funded, and our U.K. defined benefit plan was 114 percent funded at December 31, 2020. The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans. In the first six months of 2021, the investment gain on our U.S. pension trust was 5.2 percent while our U.K. pension trust loss was 1.5 percent. Approximately 70 percent of our pension plan assets are held in highly liquid investments such as fixed income and equity securities. The remaining 30 percent of our plan assets are held in less liquid, but market valued investments, including real estate, private equity, venture capital, opportunistic credit and insurance contracts. During the remainder of 2021, we anticipate making $10 million in additional defined benefit pension contributions in the U.K. and $9 million in contributions to our U.S. non-qualified benefit plans. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2021 annual net periodic pension cost to approximate $79 million.

Credit Ratings
Our rating and outlook from each of the credit rating agencies as of the date of filing are shown in the table below:

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
A discussion of our critical accounting estimates may be found in the “Management’s Discussion and Analysis” section of our 2020 Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.” Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first six months of 2021.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended July 4, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.  Legal Proceedings
The matters described under "Legal Proceedings" in Note 11, "COMMITMENTS AND CONTINGENCIES," to the Condensed Consolidated Financial Statements are incorporated herein by reference.
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

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
April 5 - May 9	876,599	$258.95	876,599	$1,349
May 10 - June 6	645,153	259.28	645,153	1,182
June 7- July 4	1,139,363	244.06	1,139,363	904
Total	2,661,115	252.66	2,661,115

(1) Shares purchased represent shares under the Board authorized share repurchase program.
(2) Shares repurchased under our Key Employee Stock Investment Plan only occur in the event of a participant default, which cannot be predicted, and were excluded from this column.
In December 2019, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the 2018 repurchase plan. During the three months ended July 4, 2021, we repurchased $672 million of common stock under the 2019 authorization. The dollar value remaining available for future purchases under the 2019 program at July 4, 2021, was $904 million.
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
* Filed with this quarterly report on Form 10-Q are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Net Income for the three and six months ended July 4, 2021 and June 28, 2020, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 4, 2021 and June 28, 2020, (iii) the Condensed Consolidated Balance Sheets at July 4, 2021 and December 31, 2020, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended July 4, 2021 and June 28, 2020, (v) the Condensed Consolidated Statements of Changes in Equity for the three and six months ended July 4, 2021 and June 28, 2020 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cummins Inc.
Date:	August 3, 2021

	By:	/s/ MARK A. SMITH	By:	/s/ CHRISTOPHER C. CLULOW
		Mark A. Smith		Christopher C. Clulow
		Vice President and Chief Financial Officer		Vice President-Corporate Controller
		(Principal Financial Officer)		(Principal Accounting Officer)