Form 10-Q
period 2021-10-03
CUMMINS INC
filed 2021-11-02
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 3, 2021

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

As of October 3, 2021, there were 143,031,848 shares of common stock outstanding with a par value of $2.50 per share.

CUMMINS INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION
ITEM 1.  Condensed Consolidated Financial Statements

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(Unaudited)

	Three months ended		Nine months ended
In millions, except per share amounts	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
NET SALES (a) (Note 2)	$5,968	$5,118	$18,171	$13,981
Cost of sales	4,554	3,769	13,793	10,448
GROSS MARGIN	1,414	1,349	4,378	3,533
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	571	533	1,745	1,549
Research, development and engineering expenses	266	224	802	651
Equity, royalty and interest income from investees (Note 4)	94	98	397	342
Other operating expense, net	(5)	(20)	(17)	(35)
OPERATING INCOME	666	670	2,211	1,640
Interest expense	28	25	85	71
Other income, net	37	41	111	134
INCOME BEFORE INCOME TAXES	675	686	2,237	1,703
Income tax expense (Note 5)	134	182	473	402
CONSOLIDATED NET INCOME	541	504	1,764	1,301
Less: Net income attributable to noncontrolling interests	7	3	27	13
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$534	$501	$1,737	$1,288

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
Basic	$3.72	$3.39	$11.96	$8.69
Diluted	$3.69	$3.36	$11.86	$8.65

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	143.5	147.9	145.2	148.3
Dilutive effect of stock compensation awards	1.2	1.0	1.3	0.6
Diluted	144.7	148.9	146.5	148.9

(a) Includes sales to nonconsolidated equity investees of $385 million and $1,286 million for the three and nine months ended October 3, 2021, compared with $311 million and $906 million for the comparable periods in 2020.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Nine months ended
In millions	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
CONSOLIDATED NET INCOME	$541	$504	$1,764	$1,301
Other comprehensive income (loss), net of tax (Note 12)
Change in pension and other postretirement defined benefit plans	17	16	63	34
Foreign currency translation adjustments	—	111	(34)	(62)
Unrealized gain (loss) on derivatives	3	18	37	(63)
Total other comprehensive income (loss), net of tax	20	145	66	(91)
COMPREHENSIVE INCOME	561	649	1,830	1,210
Less: Comprehensive income attributable to noncontrolling interests	9	13	22	1
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUMMINS INC.	$552	$636	$1,808	$1,209

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except par value	October 3, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$2,588	$3,401
Marketable securities (Note 6)	430	461
Total cash, cash equivalents and marketable securities	3,018	3,862
Accounts and notes receivable, net
Trade and other	3,752	3,440
Nonconsolidated equity investees	400	380
Inventories (Note 7)	4,322	3,425
Prepaid expenses and other current assets	828	790
Total current assets	12,320	11,897
Long-term assets
Property, plant and equipment	9,156	9,011
Accumulated depreciation	(4,971)	(4,756)
Property, plant and equipment, net	4,185	4,255
Investments and advances related to equity method investees (Note 4)	1,543	1,441
Goodwill	1,289	1,293
Other intangible assets, net	921	963
Pension assets (Note 3)	1,100	1,042
Other assets (Note 8)	1,705	1,733
Total assets	$23,063	$22,624

LIABILITIES
Current liabilities
Accounts payable (principally trade)	$3,210	$2,820
Loans payable (Note 9)	85	169
Commercial paper (Note 9)	200	323
Accrued compensation, benefits and retirement costs	626	484
Current portion of accrued product warranty (Note 10)	694	674
Current portion of deferred revenue (Note 2)	806	691
Other accrued expenses (Note 8)	1,185	1,112
Current maturities of long-term debt (Note 9)	55	62
Total current liabilities	6,861	6,335
Long-term liabilities
Long-term debt (Note 9)	3,602	3,610
Pensions and other postretirement benefits (Note 3)	623	630
Accrued product warranty (Note 10)	703	672
Deferred revenue (Note 2)	836	840
Other liabilities (Note 8)	1,435	1,548
Total liabilities	$14,060	$13,635

Commitments and contingencies (Note 11)

EQUITY
Cummins Inc. shareholders’ equity
Common stock, $2.50 par value, 500 shares authorized, 222.5 and 222.4 shares issued	$2,412	$2,404
Retained earnings	16,555	15,419
Treasury stock, at cost, 79.4 and 74.8 shares	(8,974)	(7,779)
Accumulated other comprehensive loss (Note 12)	(1,911)	(1,982)
Total Cummins Inc. shareholders’ equity	8,082	8,062
Noncontrolling interests	921	927
Total equity	$9,003	$8,989
Total liabilities and equity	$23,063	$22,624
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
In millions	October 3, 2021	September 27, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$1,764	$1,301
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	497	499
Deferred income taxes	44	(7)
Equity in income of investees, net of dividends	(150)	(136)
Pension and OPEB expense (Note 3)	62	81
Pension contributions and OPEB payments (Note 3)	(86)	(102)
Share-based compensation expense	25	22
Restructuring payments	(1)	(100)
Loss (gain) on corporate owned life insurance	11	(50)
Foreign currency remeasurement and transaction exposure	27	(7)
Changes in current assets and liabilities
Accounts and notes receivable	(353)	47
Inventories	(919)	(50)
Other current assets	(45)	73
Accounts payable	416	109
Accrued expenses	435	(236)
Changes in other liabilities	(59)	208
Other, net	(144)	(72)
Net cash provided by operating activities	1,524	1,580

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(362)	(268)
Investments in internal use software	(36)	(33)
Proceeds from sale of land	20	—
Investments in and advances to equity investees	3	(30)
Investments in marketable securities—acquisitions	(569)	(422)
Investments in marketable securities—liquidations (Note 6)	602	408
Cash flows from derivatives not designated as hedges	19	(15)
Other, net	45	23
Net cash used in investing activities	(278)	(337)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	35	1,999
Net payments of commercial paper	(123)	(344)
Payments on borrowings and finance lease obligations	(57)	(41)
Net (payments) borrowings under short-term credit agreements	(93)	6
Distributions to noncontrolling interests	(28)	(26)
Dividend payments on common stock	(601)	(582)
Repurchases of common stock	(1,228)	(550)
Proceeds from issuing common stock	27	78
Other, net	(11)	24
Net cash (used in) provided by financing activities	(2,079)	564
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	20	31
Net (decrease) increase in cash and cash equivalents	(813)	1,838
Cash and cash equivalents at beginning of year	3,401	1,129
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,588	$2,967

 The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Three months ended
In millions, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Common Stock Held in Trust	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT JULY 4, 2021	$556	$1,849	$16,228	$(8,838)	$—	$(1,929)	$7,866	$927	$8,793
Net income			534				534	7	541
Other comprehensive income, net of tax (Note 12)						18	18	2	20
Repurchases of common stock				(138)			(138)	—	(138)
Cash dividends on common stock, $1.45 per share			(207)				(207)	—	(207)
Distributions to noncontrolling interests							—	(15)	(15)
Share-based awards				1			1	—	1
Other shareholder transactions		7		1			8	—	8
BALANCE AT OCTOBER 3, 2021	$556	$1,856	$16,555	$(8,974)	$—	$(1,911)	$8,082	$921	$9,003

BALANCE AT JUNE 28, 2020	$556	$1,797	$14,811	$(7,729)	$(1)	$(2,242)	$7,192	$938	$8,130
Net income			501				501	3	504
Other comprehensive income, net of tax (Note 12)						135	135	10	145
Employee benefits trust activity		5			1		6	—	6
Cash dividends on common stock, $1.311 per share			(194)				(194)	—	(194)
Distributions to noncontrolling interests							—	(13)	(13)
Share-based awards		13		33			46	—	46
Other shareholder transactions		14					14	3	17
BALANCE AT SEPTEMBER 27, 2020	$556	$1,829	$15,118	$(7,696)	$—	$(2,107)	$7,700	$941	$8,641
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Nine months ended
In millions, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Common Stock Held in Trust	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2020	$556	$1,848	$15,419	$(7,779)	$—	$(1,982)	$8,062	$927	$8,989
Net income			1,737				1,737	27	1,764
Other comprehensive income (loss), net of tax (Note 12)						71	71	(5)	66
Issuance of common stock		1					1	—	1
Repurchases of common stock				(1,228)			(1,228)	—	(1,228)
Cash dividends on common stock, $4.15 per share			(601)				(601)	—	(601)
Distributions to noncontrolling interests							—	(28)	(28)
Share-based awards		(4)		31			27	—	27
Other shareholder transactions		11		2			13	—	13
BALANCE AT OCTOBER 3, 2021	$556	$1,856	$16,555	$(8,974)	$—	$(1,911)	$8,082	$921	$9,003

BALANCE AT DECEMBER 31, 2019	$556	$1,790	$14,416	$(7,225)	$(2)	$(2,028)	$7,507	$958	$8,465
Adoption of new accounting standards			(4)				(4)	—	(4)
Net income			1,288				1,288	13	1,301
Other comprehensive loss, net of tax (Note 12)						(79)	(79)	(12)	(91)
Issuance of common stock		10					10	—	10
Employee benefits trust activity		27			2		29	—	29
Repurchases of common stock				(550)			(550)	—	(550)
Cash dividends on common stock, $3.933 per share			(582)				(582)	—	(582)
Distributions to noncontrolling interests							—	(26)	(26)
Share-based awards		(1)		79			78	—	78
Other shareholder transactions		3					3	8	11
BALANCE AT SEPTEMBER 27, 2020	$556	$1,829	$15,118	$(7,696)	$—	$(2,107)	$7,700	$941	$8,641

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
Reporting Period
Our reporting period usually ends on the Sunday closest to the last day of the quarterly calendar period. The third quarters of 2021 and 2020 ended on October 3 and September 27, respectively. Our fiscal year ends on December 31, regardless of the day of the week on which December 31 falls.
Weighted-Average Diluted Shares Outstanding
The weighted-average diluted common shares outstanding exclude the anti-dilutive effect of certain stock options. The options excluded from diluted earnings per share were as follows:

	Three months ended		Nine months ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Options excluded	7,813	2,405	4,577	858,651

NOTE 2. REVENUE FROM CONTRACTS WITH CUSTOMERS
Long-term Contracts
The majority of our contracts are for a period of less than one year. We have certain long-term maintenance agreements, construction contracts and extended warranty coverage arrangements that span a period in excess of one year. The aggregate amount of the transaction price for long-term maintenance agreements and construction contracts allocated to performance obligations that were not satisfied as of October 3, 2021, was $774 million. We expect to recognize the related revenue of $134 million over the next 12 months and $640 million over periods up to 10 years. See Note 10, "PRODUCT WARRANTY LIABILITY," for additional disclosures on extended warranty coverage arrangements. Our other contracts generally are for a duration of less than one year, include payment terms that correspond to the timing of costs incurred when providing goods and services to our customers or represent sales-based royalties.
Deferred and Unbilled Revenue
The following is a summary of our unbilled and deferred revenue and related activity:

In millions	October 3, 2021	December 31, 2020
Unbilled revenue	$104	$114
Deferred revenue, primarily extended warranty	1,642	1,531

We recognized revenue of $130 million and $410 million for the three and nine months ended October 3, 2021, compared with $84 million and $290 million for the comparable periods in 2020, that was included in the deferred revenue balance at the beginning of each year. We did not record any impairment losses on our unbilled revenues during the three and nine months ended October 3, 2021 or September 27, 2020.
Disaggregation of Revenue
Consolidated Revenue
The table below presents our consolidated sales by geographic area. Net sales attributed to geographic areas were based on the location of the customer.

	Three months ended		Nine months ended
In millions	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
United States	$3,177	$2,805	$9,500	$7,522
China	679	705	2,468	2,037
India	294	166	841	406
Other international	1,818	1,442	5,362	4,016
Total net sales	$5,968	$5,118	$18,171	$13,981
Segment Revenue
Engine segment external sales by market were as follows:

	Three months ended		Nine months ended
In millions	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Heavy-duty truck	$662	$486	$1,941	$1,226
Medium-duty truck and bus	501	389	1,461	1,177
Light-duty automotive	492	502	1,432	975
Total on-highway	1,655	1,377	4,834	3,378
Off-highway	306	240	942	755
Total sales	$1,961	$1,617	$5,776	$4,133

Distribution segment external sales by region were as follows:

	Three months ended		Nine months ended
In millions	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
North America	$1,237	$1,126	$3,631	$3,409
Asia Pacific	236	195	675	577
Europe	143	153	467	424
Russia	86	41	209	126
China	80	74	239	242
Africa and Middle East	74	47	197	136
India	48	42	138	101
Latin America	48	37	136	108
Total sales	$1,952	$1,715	$5,692	$5,123

Distribution segment external sales by product line were as follows:

	Three months ended		Nine months ended
In millions	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Parts	$796	$719	$2,313	$2,155
Power generation	437	415	1,305	1,166
Engines	376	278	1,058	876
Service	343	303	1,016	926
Total sales	$1,952	$1,715	$5,692	$5,123

Components segment external sales by business were as follows:

	Three months ended		Nine months ended
In millions	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Emission solutions	$699	$612	$2,466	$1,576
Filtration	288	260	892	715
Turbo technologies	177	163	609	463
Automated transmissions	112	90	374	215
Electronics and fuel systems	71	76	286	223
Total sales	$1,347	$1,201	$4,627	$3,192

Power Systems segment external sales by product line were as follows:

	Three months ended		Nine months ended
In millions	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Power generation	$395	$334	$1,127	$827
Industrial	209	167	621	477
Generator technologies	84	66	251	191
Total sales	$688	$567	$1,999	$1,495

NOTE 3. PENSIONS AND OTHER POSTRETIREMENT BENEFITS
We sponsor funded and unfunded domestic and foreign defined benefit pension and other postretirement benefit (OPEB) plans. Contributions to these plans were as follows:

	Three months ended		Nine months ended
In millions	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Defined benefit pension contributions	$13	$11	$67	$77
OPEB payments, net	5	9	19	25
Defined contribution pension plans	20	18	72	70

During the remainder of 2021, we anticipate making $6 million in additional defined benefit pension contributions in the U.K. and $4 million in contributions to our U.S. non-qualified benefit plans. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2021 annual net periodic pension cost to approximate $79 million.
The components of net periodic pension and OPEB costs under our plans were as follows:

	Pension
	U.S. Plans		U.K. Plans		OPEB
	Three months ended
In millions	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Service cost	$35	$33	$8	$8	$—	$—
Interest cost	20	24	8	8	1	2
Expected return on plan assets	(49)	(49)	(22)	(19)	—	—
Amortization of prior service cost	—	—	1	1	—	—
Recognized net actuarial loss	11	10	8	9	—	—
Net periodic benefit cost	$17	$18	$3	$7	$1	$2

	Pension
	U.S. Plans		U.K. Plans		OPEB
	Nine months ended
In millions	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Service cost	$105	$100	$25	$22	$—	$—
Interest cost	59	71	23	26	3	5
Expected return on plan assets	(149)	(146)	(65)	(56)	—	—
Amortization of prior service cost	—	1	2	2	—	—
Recognized net actuarial loss	35	30	24	26	—	—
Net periodic benefit cost	$50	$56	$9	$20	$3	$5

NOTE 4. EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES
Equity, royalty and interest income from investees included in our Condensed Consolidated Statements of Net Income for the reporting periods was as follows:

	Three months ended			Nine months ended
In millions	October 3, 2021	September 27, 2020		October 3, 2021	September 27, 2020
Manufacturing entities
Beijing Foton Cummins Engine Co., Ltd.	$23	$30		$108	$81
Dongfeng Cummins Engine Company, Ltd.	11	20		63	54
Chongqing Cummins Engine Company, Ltd.	8	7		28	27
All other manufacturers	27	22	(1)	117	100	(1)(2)
Distribution entities
Komatsu Cummins Chile, Ltda.	8	6		23	23
All other distributors	2	1		6	1
Cummins share of net income	79	86		345	286
Royalty and interest income	15	12		52	56
Equity, royalty and interest income from investees	$94	$98		$397	$342

(1) Includes impairment charges of $10 million and $13 million for the three and nine months ended September 27, 2020, respectively, for a joint venture in the Power Systems segment.
(2) Includes $37 million in favorable adjustments related to tax changes within India's 2020-2021 Union Budget of India (India Tax Law Change) passed in March 2020.

NOTE 5. INCOME TAXES
Our effective tax rates for the three and nine months ended October 3, 2021, were 19.9 percent and 21.1 percent, respectively. Our effective tax rates for the three and nine months ended September 27, 2020, were 26.5 percent and 23.6 percent, respectively.
The three months ended October 3, 2021, contained favorable discrete items of $11 million, primarily due to a $16 million favorable release of tax reserves associated with the settlement of tax positions, partially offset by $5 million of unfavorable return to provision adjustments.
The nine months ended October 3, 2021, contained favorable discrete items of $8 million, primarily due to an $18 million favorable release of tax reserves associated with the settlement of tax positions, partially offset by $10 million of unfavorable statutory changes in tax rates, mostly in the U.K.
The three months ended September 27, 2020, contained unfavorable discrete items of $31 million, primarily due to $17 million of changes in tax reserves, $8 million of provision to return adjustments relating to tax returns filed for 2019 and $6 million of net other discrete items.
The nine months ended September 27, 2020, contained $27 million of unfavorable net discrete tax items, primarily due to $34 million of unfavorable changes in tax reserves and $8 million of provision to return adjustments, partially offset by $15 million of favorable tax changes due to the India Tax Law Change passed in March of 2020. See Note 4, "INCOME TAXES," of the Notes to the Consolidated Financial Statements of our 2020 Form 10-K for additional information on India Tax Law Changes.

NOTE 6. MARKETABLE SECURITIES
A summary of marketable securities, all of which were classified as current, was as follows:

	October 3, 2021			December 31, 2020
In millions	Cost	Gross unrealized gains/(losses)(1)	Estimated fair value	Cost	Gross unrealized gains/(losses)(1)	Estimated fair value
Equity securities
Debt mutual funds	$196	$2	$198	$267	$5	$272
Certificates of deposit	200	—	200	164	—	164
Equity mutual funds	22	9	31	19	5	24
Debt securities	1	—	1	1	—	1
Total marketable securities	$419	$11	$430	$451	$10	$461

(1) Unrealized gains and losses for debt securities are recorded in other comprehensive income while unrealized gains and losses for equity securities are recorded in "Other income, net" in our Condensed Consolidated Statements of Net Income.

All debt securities are classified as available-for-sale. All marketable securities presented use a Level 2 fair value measure. The fair value of Level 2 securities is estimated using actively quoted prices for similar instruments from brokers and observable inputs where available, including market transactions and third-party pricing services, or net asset values provided to investors. We do not currently have any Level 3 securities, and there were no transfers between Level 2 or 3 during the nine months ended October 3, 2021, or the year ended December 31, 2020.

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
The proceeds from sales and maturities of marketable securities were as follows:

	Nine months ended
In millions	October 3, 2021	September 27, 2020
Proceeds from sales of marketable securities	$428	$283
Proceeds from maturities of marketable securities	174	125
Investments in marketable securities - liquidations	$602	$408

NOTE 7. INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Inventories included the following:

In millions	October 3, 2021	December 31, 2020
Finished products	$2,494	$2,216
Work-in-process and raw materials	1,998	1,346
Inventories at FIFO cost	4,492	3,562
Excess of FIFO over LIFO	(170)	(137)
Total inventories	$4,322	$3,425

NOTE 8. SUPPLEMENTAL BALANCE SHEET DATA
Other assets included the following:

In millions	October 3, 2021	December 31, 2020
Corporate owned life insurance	$482	$508
Operating lease assets	455	438
Deferred income taxes	411	479
Other	357	308
Other assets	$1,705	$1,733

Other accrued expenses included the following:

In millions	October 3, 2021	December 31, 2020
Marketing accruals	$290	$242
Other taxes payable	268	256
Current portion of operating lease liabilities	127	128
Income taxes payable	92	82
Other	408	404
Other accrued expenses	$1,185	$1,112
Other liabilities included the following:

In millions	October 3, 2021	December 31, 2020
Operating lease liabilities	$327	$325
Deferred income taxes	327	325
One-time transition tax	255	289
Accrued compensation	201	203
Mark-to-market valuation on interest rate locks	5	41
Other long-term liabilities	320	365
Other liabilities	$1,435	$1,548

NOTE 9. DEBT
Loans Payable and Commercial Paper
Loans payable, commercial paper and the related weighted-average interest rates were as follows:

In millions	October 3, 2021		December 31, 2020
Loans payable (1)	$85		$169
Commercial paper	200	(2)	323	(3)

(1) Loans payable consist primarily of notes payable to various domestic and international financial institutions. It is not practicable to aggregate these notes and calculate a quarterly weighted-average interest rate.

(2) The weighted-average interest rate, inclusive of all brokerage fees, was 0.14 percent at October 3, 2021 and included $200 million of borrowings under the U.S. program.
(3) The weighted-average interest rate, inclusive of all brokerage fees, was negative 0.01 percent at December 31, 2020 and included $123 million of borrowings under the Europe program that were negative 0.34 percent and $200 million of borrowings under the U.S. program at 0.19 percent.

We can issue up to $3.5 billion of unsecured, short-term promissory notes (commercial paper) pursuant to the Board of Directors (the Board) authorized commercial paper programs. The programs facilitate the private placement of unsecured short-term debt through third-party brokers. We intend to use the net proceeds from the commercial paper borrowings for general corporate purposes.
Revolving Credit Facilities
On August 18, 2021, we entered into an amended and restated 5-year revolving credit agreement with a syndicate of lenders. The amended and restated credit agreement provides us with a $2 billion senior unsecured revolving credit facility until August 18, 2026. This credit agreement replaces the prior $2 billion 5-year credit agreement that would have matured on August 22, 2023. Amounts payable under our revolving credit facility will rank pro rata with all of our unsecured, unsubordinated indebtedness. Up to $300 million under this credit facility is available for swingline loans. Based on our current long-term debt ratings, the applicable margin on LIBOR rate loans was 0.75 percent per annum as of October 3, 2021. Advances under the facility may be prepaid without premium or penalty, subject to customary breakage costs.
On August 18, 2021, we entered into an amended and restated 364-day credit agreement that allows us to borrow up to $1.5 billion of unsecured funds at any time prior to August 17, 2022. This credit agreement amended and restated the prior $1.5 billion 364-day credit facility that matured on August 18, 2021.
Both credit agreements include various covenants, including, among others, maintaining a net debt to total capital ratio of no more than 0.65 to 1.0. At October 3, 2021, we were in compliance with these covenants. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and for general corporate purposes. We intend to maintain credit facilities at the current or higher aggregate amounts by renewing or replacing these facilities at or before expiration. There were no outstanding borrowings under these facilities at October 3, 2021 and December 31, 2020.
At October 3, 2021, the $200 million of outstanding commercial paper effectively reduced the $3.5 billion of revolving credit capacity to $3.3 billion.
At October 3, 2021, we also had an additional $268 million available for borrowings under our international and other domestic credit facilities.

Long-term Debt
A summary of long-term debt was as follows:

In millions	Interest Rate	October 3, 2021	December 31, 2020
Long-term debt
Senior notes, due 2023	3.65%	$500	$500
Senior notes, due 2025(1)	0.75%	500	500
Debentures, due 2027	6.75%	58	58
Debentures, due 2028	7.125%	250	250
Senior notes, due 2030	1.50%	850	850
Senior notes, due 2043	4.875%	500	500
Senior notes, due 2050	2.60%	650	650
Debentures, due 2098(2)	5.65%	165	165
Other debt		124	132
Unamortized discount and deferred issuance costs		(68)	(72)
Fair value adjustments due to hedge on indebtedness		39	48
Finance leases		89	91
Total long-term debt		3,657	3,672
Less: Current maturities of long-term debt		55	62
Long-term debt		$3,602	$3,610

(1) In the third quarter of 2021, we entered into a series of interest rate swaps to effectively convert from a fixed rate to floating rate. See "Interest Rate Risk" below for additional information.
(2) The effective interest rate is 7.48%.

Principal payments required on long-term debt during the next five years are as follows:

In millions	2021	2022	2023	2024	2025
Principal payments	$16	$58	$536	$31	$507

Interest Rate Risk
In the third quarter of 2021, we entered into a series of interest rate swaps to effectively convert $400 million of our August 2020, $500 million senior notes, due in 2025, from a fixed rate of 0.75 percent to a floating rate equal to LIBOR plus a spread. The swaps were designated, and will be accounted for, as fair value hedges. The gain or loss on these derivative instruments, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current income as "Interest expense." The net swap settlements that accrue each period are also reported in the Condensed Consolidated Financial Statements as "Interest expense." The loss on the interest rate swaps was less than $1 million and the offsetting gain on borrowing was less than $1 million for the three and nine month periods ended October 3, 2021.
We have interest rate lock agreements to reduce the variability of the cash flows of the interest payments on a total of $500 million of fixed rate debt forecast to be issued in 2023 to replace our senior notes at maturity.
The following table summarizes the gains and (losses), net of tax, recognized in "Other comprehensive income":

In millions	Three months ended		Nine months ended
Type of Swap	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Interest rate locks	$—	$17	$28	$(52)

Fair Value of Debt
Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair values and carrying values of total debt, including current maturities, were as follows:

In millions	October 3, 2021	December 31, 2020
Fair value of total debt (1)	$4,285	$4,665
Carrying value of total debt	3,942	4,164

(1) The fair value of debt is derived from Level 2 input measures.

NOTE 10. PRODUCT WARRANTY LIABILITY
A tabular reconciliation of the product warranty liability, including the deferred revenue related to our extended warranty coverage and accrued product campaigns, was as follows:

	Nine months ended
In millions	October 3, 2021	September 27, 2020
Balance, beginning of year	$2,307	$2,389
Provision for base warranties issued	431	277
Deferred revenue on extended warranty contracts sold	210	172
Provision for product campaigns issued	162	27
Payments made during period	(409)	(424)
Amortization of deferred revenue on extended warranty contracts	(191)	(169)
Changes in estimates for pre-existing product warranties	(131)	(41)
Foreign currency translation and other	(4)	(6)
Balance, end of period	$2,375	$2,225

We recognized supplier recoveries of $88 million and $97 million for the three and nine months ended October 3, 2021, compared with $5 million and $16 million for the comparable periods in 2020.
Warranty related deferred revenues and warranty liabilities on our Condensed Consolidated Balance Sheets were as follows:

In millions	October 3, 2021	December 31, 2020	Balance Sheet Location
Deferred revenue related to extended coverage programs
Current portion	$283	$261	Current portion of deferred revenue
Long-term portion	695	700	Deferred revenue
Total	$978	$961

Product warranty
Current portion	$694	$674	Current portion of accrued product warranty
Long-term portion	703	672	Accrued product warranty
Total	$1,397	$1,346

Total warranty accrual	$2,375	$2,307

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

The campaigns launched in the third quarter of 2018 are being completed in phases across the affected population. The total engine system campaign charge, excluding supplier recoveries, was $410 million. In the fourth quarter of 2020, we recorded an additional $20 million charge related to this campaign, as a change in estimate, to bring the total campaign, excluding supplier recoveries, to $430 million. At October 3, 2021, the remaining accrual balance was $94 million.
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
On April 29, 2019, we announced that we were conducting a formal internal review of our emissions certification process and compliance with emission standards for our pick-up truck applications, following conversations with the EPA and CARB regarding certification of our engines in model year 2019 RAM 2500 and 3500 trucks. This review is being conducted with external advisors to ensure the certification and compliance processes for all of our pick-up truck applications are consistent with our internal policies, engineering standards and applicable laws. In addition, we voluntarily disclosed our formal internal review to the regulators and to other government agencies, the Department of Justice (DOJ) and the SEC, and worked cooperatively with them to ensure a complete and thorough review. We fully cooperated with the DOJ's and the SEC's information requests and inquiries and, based on communications with these agencies, we do not expect further inquiries. During conversations with the EPA and CARB about the effectiveness of our pick-up truck applications, the regulators raised concerns that certain aspects of our emissions systems may reduce the effectiveness of our emissions control systems and thereby act as defeat devices. As a result, our internal review focuses, in part, on the regulators’ concerns. We are working closely with the regulators to enhance our emissions systems to improve the effectiveness of all of our pick-up truck applications and to fully address the regulators’ requirements. Based on discussions with the regulators, we have developed a new calibration for the engines in model year 2019 RAM 2500 and 3500 trucks that has been included in all engines shipped since September 2019. During our ongoing discussions, the regulators turned their attention to other model years and other engines, most notably our pick-up truck applications for RAM 2500 and 3500 trucks for model years 2013 through 2018. Due to the continuing nature of our formal review, our ongoing cooperation with our regulators and the presence of many unknown facts and circumstances, we cannot predict the final outcome of this review and these regulatory processes, nor whether, or the extent to which, they could have a material adverse impact on our results of operations and cash flows.
Guarantees and Commitments
Periodically, we enter into guarantee arrangements, including guarantees of non-U.S. distributor financings, residual value guarantees on equipment under operating leases and other miscellaneous guarantees of joint ventures or third-party obligations. At October 3, 2021, the maximum potential loss related to these guarantees was $49 million.

We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. At October 3, 2021, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $90 million. These arrangements enable us to secure supplies of critical components and IT services. We do not currently anticipate paying any penalties under these contracts.
We enter into physical forward contracts with suppliers of platinum and palladium to purchase certain volumes of the commodities at contractually stated prices for various periods, which generally fall within two years. At October 3, 2021, the total commitments under these contracts were $54 million. These arrangements enable us to guarantee the prices of these commodities, which otherwise are subject to market volatility.
We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance. These performance bonds and other performance-related guarantees were $105 million at October 3, 2021.
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

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE LOSS
Following are the changes in accumulated other comprehensive income (loss) by component for the three months ended:

In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at July 4, 2021	$(689)	$(1,231)	$(9)	$(1,929)
Other comprehensive income before reclassifications
Before-tax amount	1	(2)	5	4	$2	$6
Tax expense	(1)	—	(3)	(4)	—	(4)
After-tax amount	—	(2)	2	—	2	2
Amounts reclassified from accumulated other comprehensive income (loss)(1)	17	—	1	18	—	18
Net current period other comprehensive income (loss)	17	(2)	3	18	$2	$20
Balance at October 3, 2021	$(672)	$(1,233)	$(6)	$(1,911)

Balance at June 28, 2020	$(716)	$(1,436)	$(90)	$(2,242)
Other comprehensive income before reclassifications
Before-tax amount	—	101	23	124	$10	$134
Tax expense	—	—	(5)	(5)	—	(5)
After-tax amount	—	101	18	119	10	129
Amounts reclassified from accumulated other comprehensive income (loss)(1)	16	—	—	16	—	16
Net current period other comprehensive income	16	101	18	135	$10	$145
Balance at September 27, 2020	$(700)	$(1,335)	$(72)	$(2,107)

(1) Amounts are net of tax. Reclassifications out of accumulated other comprehensive income (loss) and the related tax effects are immaterial for separate disclosure.

Following are the changes in accumulated other comprehensive income (loss) by component for the nine months ended:

In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on derivatives		Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at December 31, 2020	$(735)	$(1,204)	$(43)		$(1,982)
Other comprehensive income before reclassifications
Before-tax amount	16	(33)	53		36	$(5)	$31
Tax (expense) benefit	(3)	4	(16)		(15)	—	(15)
After-tax amount	13	(29)	37		21	(5)	16
Amounts reclassified from accumulated other comprehensive income (loss)(1)	50	—	—		50	—	50
Net current period other comprehensive income (loss)	63	(29)	37	(2)	71	$(5)	$66
Balance at October 3, 2021	$(672)	$(1,233)	$(6)		$(1,911)

Balance at December 31, 2019	$(734)	$(1,285)	$(9)		$(2,028)
Other comprehensive income before reclassifications
Before-tax amount	(19)	(54)	(75)		(148)	$(12)	$(160)
Tax benefit	5	4	16		25	—	25
After-tax amount	(14)	(50)	(59)		(123)	(12)	(135)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	48	—	(4)		44	—	44
Net current period other comprehensive income (loss)	34	(50)	(63)	(2)	(79)	$(12)	$(91)
Balance at September 27, 2020	$(700)	$(1,335)	$(72)		$(2,107)

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

Summarized financial information regarding our reportable operating segments for the three months ended is shown in the table below:

In millions	Engine	Distribution	Components	Power Systems	New Power	Total Segments
Three months ended October 3, 2021
External sales	$1,961	$1,952	$1,347	$688	$20	$5,968
Intersegment sales	617	7	446	476	3	1,549
Total sales	2,578	1,959	1,793	1,164	23	7,517
Research, development and engineering expenses	97	10	78	55	26	266
Equity, royalty and interest income (loss) from investees	61	15	10	11	(3)	94
Interest income	3	2	1	1	—	7
EBITDA	391	192	253	134	(58)	912
Depreciation and amortization(1)	53	28	44	29	5	159

Three months ended September 27, 2020
External sales	$1,617	$1,715	$1,201	$567	$18	$5,118
Intersegment sales	495	6	340	414	—	1,255
Total sales	2,112	1,721	1,541	981	18	6,373
Research, development and engineering expenses	72	9	64	53	26	224
Equity, royalty and interest income (loss) from investees	74	13	13	—	(2)	98
Interest income	1	1	1	1	—	4
EBITDA	382	182	261	101	(40)	886
Depreciation and amortization(1)	51	30	47	32	5	165

(1) Depreciation and amortization, as shown on a segment basis, excludes the amortization of debt discount and deferred costs included in the Condensed Consolidated Statements of Net Income as "Interest expense." A portion of depreciation expense is included in "Research, development and engineering expenses."

Summarized financial information regarding our reportable operating segments for the nine months ended is shown in the table below:

In millions	Engine	Distribution	Components	Power Systems	New Power	Total Segments
Nine months ended October 3, 2021
External sales	$5,776	$5,692	$4,627	$1,999	$77	$18,171
Intersegment sales	1,752	22	1,312	1,330	5	4,421
Total sales	7,528	5,714	5,939	3,329	82	22,592
Research, development and engineering expenses	288	35	232	172	75	802
Equity, royalty and interest income (loss) from investees	278	47	41	32	(1)	397
Interest income	7	5	3	3	—	18
EBITDA	1,147	553	975	399	(169)	2,905
Depreciation and amortization(1)	154	88	138	97	17	494

Nine months ended September 27, 2020
External sales	$4,133	$5,123	$3,192	$1,495	$38	$13,981
Intersegment sales	1,560	17	1,001	1,147	—	3,725
Total sales	5,693	5,140	4,193	2,642	38	17,706
Research, development and engineering expenses	217	20	187	148	79	651
Equity, royalty and interest income (loss) from investees	236	45	46	18	(3)	342
Interest income	6	3	3	3	—	15
EBITDA	897	500	681	269	(121)	2,226
Depreciation and amortization(1)	155	91	142	96	13	497

(1) Depreciation and amortization, as shown on a segment basis, excludes the amortization of debt discount and deferred costs included in the Condensed Consolidated Statements of Net Income as "Interest expense." The amortization of debt discount and deferred costs was $3 million and $2 million for the nine months ended October 3, 2021 and September 27, 2020, respectively. A portion of depreciation expense is included in "Research, development and engineering expenses."

A reconciliation of our total segment sales to total net sales in the Condensed Consolidated Statements of Net Income was as follows:

	Three months ended		Nine months ended
In millions	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Total segment sales	$7,517	$6,373	$22,592	$17,706
Elimination of intersegment sales	(1,549)	(1,255)	(4,421)	(3,725)
Total net sales	$5,968	$5,118	$18,171	$13,981

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Net Income is shown in the table below:

	Three months ended		Nine months ended
In millions	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
TOTAL SEGMENT EBITDA	$912	$886	$2,905	$2,226
Intersegment elimination	(50)	(10)	(89)	45
Less:
Interest expense	28	25	85	71
Depreciation and amortization	159	165	494	497
INCOME BEFORE INCOME TAXES	675	686	2,237	1,703
Less: Income tax expense	134	182	473	402
CONSOLIDATED NET INCOME	541	504	1,764	1,301
Less: Net income attributable to noncontrolling interests	7	3	27	13
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$534	$501	$1,737	$1,288

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
•policy changes in international trade;
•any adverse effects of the U.S. government's COVID-19 vaccine mandates;
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
•large truck manufacturers' and original equipment manufacturers' customers discontinuing outsourcing their engine supply needs or experiencing financial distress, particularly related to the COVID-19 pandemic, bankruptcy or change in control;
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

2021 Quarter-to-Date and Year-to-Date Results
A summary of our results is as follows:

	Three months ended		Nine months ended
In millions, except per share amounts	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Net sales	$5,968	$5,118	$18,171	$13,981
Net income attributable to Cummins Inc.	534	501	1,737	1,288
Earnings per common share attributable to Cummins Inc.
Basic	$3.72	$3.39	$11.96	$8.69
Diluted	3.69	3.36	11.86	8.65

Our nine months ended results for 2020 were significantly impacted by COVID-19 and other related targeted shut-downs, which began in late March 2020 in response to both customer plant closures and government actions to slow the spread of the virus. Plants closed in China during the first quarter of 2020 were reopened in late March 2020; however, additional plants and distribution locations around the world were shut down or working at reduced capacities early in the second quarter of 2020. Although these actions did not have a material effect on our results of operations in the first quarter, these actions materially impacted our second quarter and continued to affect third quarter results in 2020.
Worldwide revenues increased 17 percent in the three months ended October 3, 2021, compared to the same period in 2020, due to higher demand in all operating segments and most geographic regions due to an improved economic environment and fewer effects from the COVID-19 pandemic. International demand (excludes the U.S. and Canada) improved 22 percent, with higher sales in all geographic regions except China. The increase in international sales was principally due to higher demand in industrial (especially mining) and power generation equipment, all distribution product lines, off-highway markets (mainly construction markets in Asia Pacific and Europe) and all components businesses (primarily in Europe, India and Latin America, partially offset by China). Favorable foreign currency fluctuations impacted international sales by 3 percent (primarily the Chinese renminbi, British pound and Australian dollar). Net sales in the U.S. and Canada improved 13 percent, primarily due to increased demand in North American on-highway markets, which positively impacted all components businesses, and most distribution product lines. Our industry continues to be unfavorably impacted by supply chain constraints leading to shortages across multiple components categories and limiting our collective ability to meet end-user demand. Our customers are also experiencing other supply chain issues slowing production.
Worldwide revenues increased 30 percent in the nine months ended October 3, 2021, compared to the same period in 2020, as we experienced higher demand in all operating segments and all geographic regions due to an improved economic environment and fewer effects from the COVID-19 pandemic. International demand (excludes the U.S. and Canada) improved by 36 percent, with higher sales in all geographic regions. The increase in international sales was principally due to higher demand in all components businesses (primarily emission solutions in India, China and Western Europe), industrial (especially mining) and power generation equipment (mainly in India and China), all distribution product lines and off-highway markets (principally construction markets in China, Europe and Asia Pacific). Favorable foreign currency fluctuations impacted international sales by 4 percent (primarily the Chinese renminbi, Euro, Australian dollar and British pound). Net sales in the U.S. and Canada improved 26 percent, primarily due to increased demand in North American on-highway markets, which positively impacted all components businesses, and all distribution product lines. Our industry continues to be unfavorably impacted by supply chain constraints leading to shortages across multiple components categories and limiting our collective ability to meet end-user demand. Our customers are also experiencing other supply chain issues slowing production.

The following tables contain sales and EBITDA (defined as earnings or losses before interest expense, income taxes, depreciation and amortization and noncontrolling interests) by operating segment for the three and nine months ended October 3, 2021 and September 27, 2020. See Note 13, "OPERATING SEGMENTS," to the Condensed Consolidated Financial Statements for additional information and a reconciliation of our segment information to the corresponding amounts in our Condensed Consolidated Statements of Net Income.

	Three months ended
Operating Segments	October 3, 2021			September 27, 2020			Percent change
		Percent			Percent		2021 vs. 2020
In millions	Sales	of Total	EBITDA	Sales	of Total	EBITDA	Sales	EBITDA
Engine	$2,578	43%	$391	$2,112	41%	$382	22%	2%
Distribution	1,959	33%	192	1,721	34%	182	14%	5%
Components	1,793	30%	253	1,541	30%	261	16%	(3)%
Power Systems	1,164	20%	134	981	19%	101	19%	33%
New Power	23	—%	(58)	18	—%	(40)	28%	(45)%
Intersegment eliminations	(1,549)	(26)%	(50)	(1,255)	(24)%	(10)	23%	NM
Total	$5,968	100%	$862	$5,118	100%	$876	17%	(2)%

"NM" - not meaningful information

Cost of sales, selling, general and administrative and research development and engineering expenses increased due to higher compensation costs (primarily driven by the restoration of 2020 salary reductions and 2020 salary increases deferred until 2021), which impacted the variances in gross margin and net income as well as all of our reporting segments for the three months ended October 3, 2021.
Net income attributable to Cummins was $534 million, or $3.69 per diluted share, on sales of $6.0 billion for the three months ended October 3, 2021, versus the comparable prior year period net income attributable to Cummins of $501 million, or $3.36 per diluted share, on sales of $5.1 billion. The increases in net income and earnings per diluted share were driven by higher net sales, increased gross margin, a lower effective tax rate and favorable foreign currency fluctuations (primarily the Chinese renminbi and Australian dollar), partially offset by higher compensation expenses and incremental costs associated with supply chain constraints. The increase in gross margin was primarily due to higher volumes, partially offset by higher compensation expenses, increased freight costs due to supply chain constraints and higher material costs. The 2.7 percentage point decrease in gross margin as a percentage of net sales was principally due to higher compensation expenses, increased freight costs due to supply chain constraints and higher material costs which increased at a faster rate than the increase in net sales.

	Nine months ended
Operating Segments	October 3, 2021			September 27, 2020			Percent change
		Percent			Percent		2021 vs. 2020
In millions	Sales	of Total	EBITDA	Sales	of Total	EBITDA	Sales	EBITDA
Engine	$7,528	41%	$1,147	$5,693	41%	$897	32%	28%
Distribution	5,714	31%	553	5,140	37%	500	11%	11%
Components	5,939	33%	975	4,193	30%	681	42%	43%
Power Systems	3,329	18%	399	2,642	19%	269	26%	48%
New Power	82	1%	(169)	38	—%	(121)	NM	(40)%
Intersegment eliminations	(4,421)	(24)%	(89)	(3,725)	(27)%	45	19%	NM
Total	$18,171	100%	$2,816	$13,981	100%	$2,271	30%	24%

"NM" - not meaningful information

Cost of sales, selling, general and administrative and research development and engineering expenses increased due to higher compensation costs (primarily driven by the restoration of 2020 salary reductions, higher variable compensation and 2020 salary increases deferred until 2021), which impacted the variances in gross margin and net income as well as all of our reporting segments for the nine months ended October 3, 2021.

Net income attributable to Cummins was $1,737 million, or $11.86 per diluted share, on sales of $18.2 billion for the nine months ended October 3, 2021, versus the comparable prior year period net income attributable to Cummins of $1,288 million, or $8.65 per diluted share, on sales of $14.0 billion. The increases in net income and earnings per diluted share were driven by higher net sales, increased gross margin, higher equity, royalty and interest income from investees (primarily in China due to stronger demand for trucks and construction equipment in the first half of the year), a lower effective tax rate and favorable foreign currency fluctuations (primarily the Chinese renminbi and Australian dollar, partially offset by the Brazilian real), partially offset by higher compensation expenses, incremental costs associated with supply chain constraints and mark-to-market losses on corporate owned life insurance. The increase in gross margin was primarily due to higher volumes, partially offset by higher compensation expenses, increased freight costs due to supply chain constraints and higher material costs. The 1.2 percentage point decrease in gross margin as a percentage of net sales was primarily due to higher compensation expenses, increased freight costs due to supply chain constraints and higher material costs which increased at a faster rate than the increase in net sales. Diluted earnings per common share for the nine months ended October 3, 2021, benefited $0.23 from fewer weighted-average shares outstanding due to the stock repurchase program.
We generated $1,524 million of cash from operations for the nine months ended October 3, 2021, compared to $1,580 million for the comparable period in 2020. Refer to the section titled "Cash Flows" in the "LIQUIDITY AND CAPITAL RESOURCES" section for a discussion of items impacting cash flows.
Our debt to capital ratio (total capital defined as debt plus equity) at October 3, 2021, was 30.5 percent, compared to 31.7 percent at December 31, 2020. The decrease was primarily due to $222 million of lower debt balances since December 31, 2020. At October 3, 2021, we had $3.0 billion in cash and marketable securities on hand and access to our $3.5 billion credit facilities, if necessary, to meet currently anticipated working capital, investment and funding needs.
In the first nine months of 2021, we purchased $1,228 million, or 5.0 million shares, of our common stock.
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
On August 18, 2021, we entered into an amended and restated five-year revolving credit agreement with a syndicate of lenders. The amended and restated credit agreement provides us with a $2 billion senior unsecured revolving credit facility until August 18, 2026. On August 18, 2021, we entered into an amended and restated 364-day credit agreement that allows us to borrow up to $1.5 billion of unsecured funds at any time prior to August 17, 2022. This credit agreement amended and restated the prior $1.5 billion 364-day credit facility that matured on August 18, 2021.
In the first nine months of 2021, the investment gain on our U.S. pension trust was 6.2 percent while our U.K. pension trust gain was 0.7 percent. During the remainder of 2021, we anticipate making $6 million in additional defined benefit pension contributions in the U.K. and $4 million in contributions to our U.S. non-qualified benefit plans. We expect our 2021 annual net periodic pension cost to approximate $79 million.
As of the date of this filing, our credit ratings and outlooks from the credit rating agencies remain unchanged.

RESULTS OF OPERATIONS

	Three months ended		Favorable/		Nine months ended		Favorable/
	October 3, 2021	September 27, 2020	(Unfavorable)		October 3, 2021	September 27, 2020	(Unfavorable)
In millions, except per share amounts			Amount	Percent			Amount	Percent
NET SALES	$5,968	$5,118	$850	17%	$18,171	$13,981	$4,190	30%
Cost of sales	4,554	3,769	(785)	(21)%	13,793	10,448	(3,345)	(32)%
GROSS MARGIN	1,414	1,349	65	5%	4,378	3,533	845	24%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	571	533	(38)	(7)%	1,745	1,549	(196)	(13)%
Research, development and engineering expenses	266	224	(42)	(19)%	802	651	(151)	(23)%
Equity, royalty and interest income from investees	94	98	(4)	(4)%	397	342	55	16%
Other operating expense, net	(5)	(20)	15	75%	(17)	(35)	18	51%
OPERATING INCOME	666	670	(4)	(1)%	2,211	1,640	571	35%
Interest expense	28	25	(3)	(12)%	85	71	(14)	(20)%
Other income, net	37	41	(4)	(10)%	111	134	(23)	(17)%
INCOME BEFORE INCOME TAXES	675	686	(11)	(2)%	2,237	1,703	534	31%
Income tax expense	134	182	48	26%	473	402	(71)	(18)%
CONSOLIDATED NET INCOME	541	504	37	7%	1,764	1,301	463	36%
Less: Net income attributable to noncontrolling interests	7	3	(4)	NM	27	13	(14)	NM
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$534	$501	$33	7%	$1,737	$1,288	$449	35%
Diluted Earnings Per Common Share Attributable to Cummins Inc.	$3.69	$3.36	$0.33	10%	$11.86	$8.65	$3.21	37%

"NM" - not meaningful information

	Three months ended		Favorable/ (Unfavorable)	Nine months ended		Favorable/ (Unfavorable)
	October 3, 2021	September 27, 2020		October 3, 2021	September 27, 2020
Percent of sales			Percentage Points			Percentage Points
Gross margin	23.7%	26.4%	(2.7)	24.1%	25.3%	(1.2)
Selling, general and administrative expenses	9.6%	10.4%	0.8	9.6%	11.1%	1.5
Research, development and engineering expenses	4.5%	4.4%	(0.1)	4.4%	4.7%	0.3

Net Sales
Net sales for the three months ended October 3, 2021, increased by $850 million versus the comparable period in 2020. The primary drivers were as follows:
•Engine segment sales increased 22 percent due to higher volumes in the global medium-duty truck markets and North American heavy-duty truck markets.
•Components segment sales increased 16 percent largely due to higher emission solutions demand in North America, India, Western Europe and Asia Pacific.
•Distribution segment sales increased 14 percent principally due to higher demand across most product lines in North America and improved demand in Russia and Asia Pacific.
•Power Systems segment sales increased 19 percent primarily due to higher demand in global mining markets and power generation markets in India and China.
•Favorable foreign currency fluctuations of 1 percent of total sales, primarily in the Chinese renminbi, British pound, Canadian dollar and Australian dollar.

Net sales for the nine months ended October 3, 2021, increased $4,190 million versus the comparable period in 2020. The primary drivers were as follows:
•Engine segment sales increased 32 percent due to increased volumes in the North American heavy-duty truck and pick-up truck markets and global medium-duty truck markets.
•Components segment sales increased 42 percent largely due to higher emission solutions demand in North America, India and China.
•Power Systems segment sales increased 26 percent primarily due to increased demand in power generation markets in North America, India and China and global mining markets.
•Distribution segment sales increased 11 percent principally due to higher demand across all product lines in North America and improved demand in Asia Pacific, Russia and Africa and Middle East.
•Favorable foreign currency fluctuations of 2 percent of total sales, primarily in the Chinese renminbi, Euro, Australian dollar and British pound.
Sales to international markets (excluding the U.S. and Canada), based on location of customers, for the three and nine months ended October 3, 2021, were 43 percent and 44 percent of total net sales compared with 41 percent and 42 percent of total net sales for the comparable periods in 2020. A more detailed discussion of sales by segment is presented in the “OPERATING SEGMENT RESULTS” section.
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
Gross Margin
Gross margin increased $65 million for the three months ended October 3, 2021 and decreased 2.7 points as a percentage of net sales, versus the comparable period in 2020. The increase in gross margin was primarily due to higher volumes, partially offset by higher compensation expenses, increased freight costs due to supply chain constraints and higher material costs. The 2.7 percent decrease in gross margin as a percentage of net sales was principally due to higher compensation expenses, increased freight costs due to supply chain constraints and higher material costs which increased at a faster rate than the increase in net sales.
Gross margin increased $845 million for the nine months ended October 3, 2021 and decreased 1.2 points as a percentage of net sales versus the comparable period in 2020. The increase in gross margin was primarily due to higher volumes, partially offset by higher compensation expenses, increased freight costs due to supply chain constraints and higher material costs. The 1.2 percent decrease in gross margin as a percentage of net sales was primarily due to higher compensation expenses, increased freight costs due to supply chain constraints and higher material costs which increased at a faster rate than the increase in net sales.
The provision for base warranties issued as a percent of sales for the three and nine months ended October 3, 2021, was 2.2 percent and 2.4 percent, respectively, compared to 2.3 percent and 2.0 percent for the comparable periods in 2020. A detailed discussion of gross margin by segment is presented in the “OPERATING SEGMENT RESULTS” section.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $38 million for the three months ended October 3, 2021, versus the comparable period in 2020, primarily due to higher compensation expenses, partially offset by lower variable compensation expenses. Overall, selling, general and administrative expenses as a percentage of net sales decreased to 9.6 percent in the three months ended October 3, 2021, from 10.4 percent in the comparable period in 2020. The decrease in selling, general and administrative expenses as a percentage of net sales was mainly due to net sales increasing at a faster rate than the increase in selling, general and administrative expenses.
Selling, general and administrative expenses increased $196 million for the nine months ended October 3, 2021, versus the comparable period in 2020, primarily due to higher compensation expenses. Overall, selling, general and administrative expenses as a percentage of net sales decreased to 9.6 percent in the nine months ended October 3, 2021, from 11.1 percent in the comparable period in 2020. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to net sales increasing at a faster rate than the increase in selling, general and administrative expenses.

Research, Development and Engineering Expenses
Research, development and engineering expenses increased $42 million for the three months ended October 3, 2021, versus the comparable period in 2020 primarily due to higher compensation expenses and increased consulting expenses. Overall, research, development and engineering expenses as a percentage of net sales increased to 4.5 percent in the three months ended October 3, 2021, from 4.4 percent in the comparable period in 2020.
Research, development and engineering expenses increased $151 million for the nine months ended October 3, 2021, versus the comparable period in 2020, primarily due to higher compensation expenses and increased spending on prototypes. Overall, research, development and engineering expenses as a percentage of net sales decreased to 4.4 percent in the nine months ended October 3, 2021, from 4.7 percent in the comparable period in 2020. The decrease in research, development and engineering expenses as a percentage of net sales was primarily due to net sales increasing at a faster rate than the increase in research, development and engineering expenses. Research activities continue to focus on development of new products to meet future emission standards around the world, improvements in fuel economy performance of diesel and natural gas powered engines and related components as well as development activities around fully electric, hybrid and hydrogen powertrain solutions.
Equity, Royalty and Interest Income from Investees
Equity, royalty and interest income from investees decreased $4 million for the three months ended October 3, 2021, versus the comparable period in 2020, primarily due to decreased earnings at Dongfeng Cummins Engine Co., Ltd. and Beijing Foton Cummins Engine Co., Ltd., partially offset by the absence of $10 million in impairment charges for a joint venture in our Power Systems segment incurred in the third quarter of 2020 and increased earnings at Tata Cummins Ltd.
Equity, royalty and interest income from investees increased $55 million for the nine months ended October 3, 2021, versus the comparable period in 2020, primarily due to higher earnings at Beijing Foton Cummins Engine Co., Ltd., Tata Cummins Ltd. (excluding the 2020 benefits noted below), Dongfeng Cummins Engine Co., Ltd., Guangxi Cummins Industrial Power Co., Ltd. and the absence of $13 million of impairment charges. These increases were partially offset by the absence of a $37 million favorable adjustment ($18 million of which related to Tata Cummins Ltd.) as the result of tax changes within India's 2020-2021 Union Budget (India Tax Law Changes) passed in March 2020 and $18 million of technology fee revenue related to Tata Cummins Ltd., both recorded in the first quarter of 2020. See Note 4, "INCOME TAXES," of the Notes to the Consolidated Financial Statements of our 2020 Form 10-K for additional information on India Tax Law Changes.
Other Operating Expense, Net
Other operating (expense) income, net was as follows:

	Three months ended		Nine months ended
In millions	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Amortization of intangible assets	$(6)	$(5)	$(17)	$(16)
Loss on write-off of assets	(3)	(13)	(7)	(18)
Gain (loss) on sale of assets, net	2	(2)	1	(8)
Royalty income, net	2	1	7	3
Other, net	—	(1)	(1)	4
Total other operating expense, net	$(5)	$(20)	$(17)	$(35)

Interest Expense
Interest expense increased $3 million and $14 million for the three and nine months ended October 3, 2021, versus the comparable periods in 2020, primarily due to increased interest expense associated with our $2 billion senior unsecured notes issued in August of 2020.

Other Income, Net
Other income (expense), net was as follows:

	Three months ended		Nine months ended
In millions	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Non-service pension and OPEB credit	$23	$16	$72	$48
Interest income	7	4	18	15
Foreign currency gain (loss), net	7	2	5	(1)
Gain on marketable securities, net	2	2	5	6
Gain (loss) on corporate owned life insurance	1	12	(11)	50
Gain on sale of land	—	—	18	—
Other, net	(3)	5	4	16
Total other income, net	$37	$41	$111	$134

Income Tax Expense
Our effective tax rate for 2021 is expected to approximate 21.5 percent, excluding any discrete items that may arise.
Our effective tax rates for the three and nine months ended October 3, 2021, were 19.9 percent and 21.1 percent, respectively. Our effective tax rates for the three and nine months ended September 27, 2020, were 26.5 percent and 23.6 percent, respectively.
The three months ended October 3, 2021, contained favorable discrete items of $11 million, primarily due to a $16 million favorable release of tax reserves associated with the settlement of tax positions, partially offset by $5 million of unfavorable return to provision adjustments.
The nine months ended October 3, 2021, contained favorable discrete items of $8 million, primarily due to an $18 million favorable release of tax reserves associated with the settlement of tax positions, partially offset by $10 million of unfavorable statutory changes in tax rates, mostly in the U.K.
The three months ended September 27, 2020, contained unfavorable discrete items of $31 million, primarily due to $17 million of changes in tax reserves, $8 million of provision to return adjustments relating to tax returns filed for 2019 and $6 million of net other discrete items.
The nine months ended September 27, 2020, contained $27 million of unfavorable net discrete tax items, primarily due to $34 million of unfavorable changes in tax reserves and $8 million of provision to return adjustments, partially offset by $15 million of favorable tax changes due to the India Tax Law Change passed in March of 2020. See Note 4, "INCOME TAXES," of the Notes to the Consolidated Financial Statements of our 2020 Form 10-K for additional information on India Tax Law Changes.
Noncontrolling Interests
Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities. Noncontrolling interests in income of consolidated subsidiaries for the three and nine months ended October 3, 2021, increased $4 million and $14 million, respectively, versus the comparable periods in 2020. The increase for the three months ended October 3, 2021, was primarily due to higher earnings at Cummins India Limited. The increase for the nine months ended October 3, 2021, is principally due to higher earnings at Cummins India Limited and Eaton Cummins Joint Venture, partially offset by the absence of a $19 million unfavorable adjustment as the results of India Tax Law Changes passed in March 2020. See Note 4, "INCOME TAXES," of the Notes to the Consolidated Financial Statements of our 2020 Form 10-K for additional information on India Tax Law Changes.
Net Income Attributable to Cummins Inc. and Diluted Earnings Per Common Share Attributable to Cummins Inc.
Net income and diluted earnings per common share attributable to Cummins Inc. for the three months ended October 3, 2021, increased $33 million and $0.33 per diluted share versus the comparable period in 2020, primarily due to higher net sales, increased gross margin, a lower effective tax rate and favorable foreign currency fluctuations (primarily the Chinese renminbi and Australian dollar), partially offset by higher compensation expenses and incremental costs associated with supply chain constraints.

Net income and diluted earnings per common share attributable to Cummins Inc. for the nine months ended October 3, 2021, increased $449 million and $3.21 per diluted share versus the comparable period in 2020, primarily due to higher net sales, increased gross margin, higher equity, royalty and interest income from investees (primarily in China due to stronger demand for trucks and construction equipment in the first half of the year), a lower effective tax rate and favorable foreign currency fluctuations (primarily the Chinese renminbi and Australian dollar, partially offset by the Brazilian real), partially offset by higher compensation expenses, incremental costs associated with supply chain constraints and mark-to-market losses on corporate owned life insurance. Diluted earnings per common share for the nine months ended October 3, 2021, benefited $0.23 from fewer weighted-average shares outstanding due to the stock repurchase program.
Comprehensive Income - Foreign Currency Translation Adjustment
The foreign currency translation adjustment was flat and a net loss of $34 million, respectively, for the three and nine months ended October 3, 2021, compared to a net gain of $111 million and a net loss of $62 million, respectively, for the three and nine months ended September 27, 2020, driven by the following:

	Three months ended
	October 3, 2021		September 27, 2020
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly-owned subsidiaries	$(8)	Brazilian real, offset by Indian rupee, Chinese renminbi	$69	Chinese renminbi, Indian rupee
Equity method investments	6	Chinese renminbi, Indian rupee	32	Chinese renminbi
Consolidated subsidiaries with a noncontrolling interest	2	Indian rupee	10	Indian rupee
Total	$—		$111

	Nine months ended
	October 3, 2021		September 27, 2020
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly-owned subsidiaries	$(36)	British pound, Brazilian real, Indian rupee, Euro, offset by Chinese renminbi	$(62)	Brazilian real, Indian rupee, offset by Chinese renminbi
Equity method investments	7	Chinese renminbi, offset by Indian rupee	12	Chinese renminbi
Consolidated subsidiaries with a noncontrolling interest	(5)	Indian rupee	(12)	Indian rupee
Total	$(34)		$(62)

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
Following is a discussion of results for each of our operating segments.
Engine Segment Results
Financial data for the Engine segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	October 3,	September 27,	(Unfavorable)		October 3,	September 27,	(Unfavorable)
In millions	2021	2020	Amount	Percent	2021	2020	Amount	Percent
External sales	$1,961	$1,617	$344	21%	$5,776	$4,133	$1,643	40%
Intersegment sales	617	495	122	25%	1,752	1,560	192	12%
Total sales	2,578	2,112	466	22%	7,528	5,693	1,835	32%
Research, development and engineering expenses	97	72	(25)	(35)%	288	217	(71)	(33)%
Equity, royalty and interest income from investees	61	74	(13)	(18)%	278	236	42	18%
Interest income	3	1	2	NM	7	6	1	17%
Segment EBITDA	391	382	9	2%	1,147	897	250	28%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	15.2%	18.1%		(2.9)	15.2%	15.8%		(0.6)

"NM" - not meaningful information

Sales for our Engine segment by market were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	October 3,	September 27,	(Unfavorable)		October 3,	September 27,	(Unfavorable)
In millions	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Heavy-duty truck	$861	$694	$167	24%	$2,527	$1,859	$668	36%
Medium-duty truck and bus	713	492	221	45%	2,075	1,501	574	38%
Light-duty automotive	515	522	(7)	(1)%	1,480	1,055	425	40%
Total on-highway	2,089	1,708	381	22%	6,082	4,415	1,667	38%
Off-highway	489	404	85	21%	1,446	1,278	168	13%
Total sales	$2,578	$2,112	$466	22%	$7,528	$5,693	$1,835	32%

			Percentage Points				Percentage Points
On-highway sales as percentage of total sales	81%	81%		—	81%	78%		3

Unit shipments by engine classification (including unit shipments to Power Systems and off-highway engine units included in their respective classification) were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	October 3,	September 27,	(Unfavorable)		October 3,	September 27,	(Unfavorable)
	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Heavy-duty	29,200	23,300	5,900	25%	89,300	65,000	24,300	37%
Medium-duty	65,200	50,100	15,100	30%	205,800	156,200	49,600	32%
Light-duty	73,900	67,200	6,700	10%	210,500	146,400	64,100	44%
Total unit shipments	168,300	140,600	27,700	20%	505,600	367,600	138,000	38%
Sales
Engine segment sales for the three months ended October 3, 2021, increased $466 million versus the comparable period in 2020. The following were the primary drivers by market:
•Medium-duty truck and bus sales increased $221 million mainly due to higher global medium-duty demand, especially in North America and Brazil.
•Heavy-duty truck sales increased $167 million principally due to higher volumes in North America with shipments up 32 percent.
•Off-highway sales increased $85 million primarily due to increased global construction demand, especially in North America, Asia Pacific and Europe.
Our industry continues to be unfavorably impacted by supply chain constraints leading to shortages across multiple components categories and limiting our collective ability to meet end-user demand. Our customers are also experiencing other supply chain issues slowing production.
Engine segment sales for the nine months ended October 3, 2021, increased $1,835 million versus the comparable period in 2020. The following were the primary drivers by market:
•Heavy-duty truck sales increased $668 million principally due to higher volumes in North America with shipments up 64 percent.
•Medium-duty truck and bus sales increased $574 million mainly due to higher global medium-duty demand, especially in North America, Brazil and Western Europe, partially offset by lower bus sales, mainly in North America and Western Europe.
•Light-duty truck automotive sales increased $425 million primarily due to higher pick-up sales in North America with shipments up 53 percent.
Our industry continues to be unfavorably impacted by supply chain constraints leading to shortages across multiple components categories and limiting our collective ability to meet end-user demand. Our customers are also experiencing other supply chain issues slowing production.
Segment EBITDA
Engine segment EBITDA for the three months ended October 3, 2021, increased $9 million versus the comparable period in 2020, primarily due to higher volumes, partially offset by higher freight costs due to supply chain constraints and increased compensation expenses.
Engine segment EBITDA for the nine months ended October 3, 2021, increased $250 million versus the comparable period in 2020, mainly due to higher volumes and an increase in equity, royalty and interest income from investees (largely due to increased earnings at Beijing Foton Cummins Engine Co., Ltd., Tata Cummins Ltd. (excluding the 2020 benefits noted below), Dongfeng Cummins Engine Co., Ltd. and Guangxi Cummins Industrial Power Co., Ltd., partially offset by the absence of an $18 million favorable adjustment related to India Tax Law Changes passed in March 2020 and $18 million of technology fee revenue both recorded in the first quarter of 2020 in Tata Cummins Ltd.), partially offset by increased compensation expenses, higher freight costs due to supply chain constraints, increased material costs and higher consulting expenses. See Note 4, "INCOME TAXES," of the Notes to the Consolidated Financial Statements of our 2020 Form 10-K for additional information on India Tax Law Changes.

Distribution Segment Results
Financial data for the Distribution segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	October 3,	September 27,	(Unfavorable)		October 3,	September 27,	(Unfavorable)
In millions	2021	2020	Amount	Percent	2021	2020	Amount	Percent
External sales	$1,952	$1,715	$237	14%	$5,692	$5,123	$569	11%
Intersegment sales	7	6	1	17%	22	17	5	29%
Total sales	1,959	1,721	238	14%	5,714	5,140	574	11%
Research, development and engineering expenses	10	9	(1)	(11)%	35	20	(15)	(75)%
Equity, royalty and interest income from investees	15	13	2	15%	47	45	2	4%
Interest income	2	1	1	100%	5	3	2	67%
Segment EBITDA	192	182	10	5%	553	500	53	11%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	9.8%	10.6%		(0.8)	9.7%	9.7%		—

Sales for our Distribution segment by region were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	October 3,	September 27,	(Unfavorable)		October 3,	September 27,	(Unfavorable)
In millions	2021	2020	Amount	Percent	2021	2020	Amount	Percent
North America	$1,236	$1,125	$111	10%	$3,637	$3,412	$225	7%
Asia Pacific	238	196	42	21%	679	582	97	17%
Europe	144	153	(9)	(6)%	468	425	43	10%
Russia	87	42	45	NM	210	128	82	64%
China	81	77	4	5%	245	246	(1)	—%
Africa and Middle East	74	49	25	51%	197	138	59	43%
India	51	42	9	21%	142	101	41	41%
Latin America	48	37	11	30%	136	108	28	26%
Total sales	$1,959	$1,721	$238	14%	$5,714	$5,140	$574	11%

"NM" - not meaningful information

Sales for our Distribution segment by product line were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	October 3,	September 27,	(Unfavorable)		October 3,	September 27,	(Unfavorable)
In millions	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Parts	$800	$722	$78	11%	$2,322	$2,163	$159	7%
Power generation	438	416	22	5%	1,310	1,169	141	12%
Engines	377	279	98	35%	1,062	879	183	21%
Service	344	304	40	13%	1,020	929	91	10%
Total sales	$1,959	$1,721	$238	14%	$5,714	$5,140	$574	11%

Sales
Distribution segment sales for the three months ended October 3, 2021, increased $238 million versus the comparable period in 2020. The following were the primary drivers by region:
•North American sales increased $111 million, representing 47 percent of the total change in Distribution segment sales, due to higher demand in most product lines.
•Improved demand in Russia and Asia Pacific.

•Favorable foreign currency fluctuations, primarily in the Australian dollar, Canadian dollar and Chinese renminbi.
Distribution segment sales for the nine months ended October 3, 2021, increased $574 million versus the comparable period in 2020. The following were the primary drivers by region:
•North American sales increased $225 million, representing 39 percent of the total change in Distribution segment sales, due to higher demand in all product lines.
•Improved demand in Asia Pacific, Russia and Africa and Middle East.
•Favorable foreign currency fluctuations, mainly in the Australian dollar, Canadian dollar and Euro.
Segment EBITDA
Distribution segment EBITDA for the three months ended October 3, 2021, increased $10 million versus the comparable period in 2020, primarily due to higher volumes, partially offset by increased compensation expenses and higher freight costs due to supply chain constraints.
Distribution segment EBITDA for the nine months ended October 3, 2021, increased $53 million versus the comparable period in 2020, primarily due to higher volumes, partially offset by higher compensation expenses.
Components Segment Results
Financial data for the Components segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	October 3,	September 27,	(Unfavorable)		October 3,	September 27,	(Unfavorable)
In millions	2021	2020	Amount	Percent	2021	2020	Amount	Percent
External sales	$1,347	$1,201	$146	12%	$4,627	$3,192	$1,435	45%
Intersegment sales	446	340	106	31%	1,312	1,001	311	31%
Total sales	1,793	1,541	252	16%	5,939	4,193	1,746	42%
Research, development and engineering expenses	78	64	(14)	(22)%	232	187	(45)	(24)%
Equity, royalty and interest income from investees	10	13	(3)	(23)%	41	46	(5)	(11)%
Interest income	1	1	—	—%	3	3	—	—%
Segment EBITDA	253	261	(8)	(3)%	975	681	294	43%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	14.1%	16.9%		(2.8)	16.4%	16.2%		0.2

Sales for our Components segment by business were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	October 3,	September 27,	(Unfavorable)		October 3,	September 27,	(Unfavorable)
In millions	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Emission solutions	$793	$665	$128	19%	$2,710	$1,801	$909	50%
Filtration	354	314	40	13%	1,100	881	219	25%
Turbo technologies	325	281	44	16%	1,043	767	276	36%
Electronics and fuel systems	210	187	23	12%	714	525	189	36%
Automated transmissions	111	94	17	18%	372	219	153	70%
Total sales	$1,793	$1,541	$252	16%	$5,939	$4,193	$1,746	42%

Sales
Components segment sales for the three months ended October 3, 2021, increased $252 million versus the comparable period in 2020. The following were the primary drivers by business:
•Emission solutions sales increased $128 million primarily due to stronger demand in North America, India, Western Europe and Asia Pacific, partially offset by lower demand in China.

•Turbo technologies sales increased $44 million principally due to higher demand in North America, Western Europe and India, partially offset by lower demand in China.
•Filtration sales increased $40 million mainly due to stronger demand in North America, Latin America, Europe and Asia Pacific, partially offset by weaker demand in China.
•Favorable foreign currency fluctuations, primarily in the Chinese renminbi and British pound.
Our industry continues to be unfavorably impacted by supply chain constraints leading to shortages across multiple components categories and limiting our collective ability to meet end-user demand. Our customers are also experiencing other supply chain issues slowing production.
Components segment sales for the nine months ended October 3, 2021, increased $1,746 million versus the comparable period in 2020. The following were the primary drivers by business:
•Emission solutions sales increased $909 million principally due to stronger demand in North America, India and China.
•Turbo technologies sales increased $276 million mainly due to higher demand in North America and Western Europe.
•Filtration sales increased $219 million primarily due to stronger market demand in North America, Europe, Latin America, China and Asia Pacific.
•Favorable foreign currency fluctuations principally in the Chinese renminbi and Euro.
Our industry continues to be unfavorably impacted by supply chain constraints leading to shortages across multiple components categories and limiting our collective ability to meet end-user demand. Our customers are also experiencing other supply chain issues slowing production.
Segment EBITDA
Components segment EBITDA for the three months ended October 3, 2021, decreased $8 million versus the comparable period in 2020, mainly due to higher compensation expenses, increased material costs, higher freight costs due to supply chain constraints and increased spending on prototypes, partially offset by higher volumes.
Components segment EBITDA for the nine months ended October 3, 2021, increased $294 million versus the comparable period in 2020, primarily due to higher volumes and favorable mix, partially offset by higher compensation expenses, increased material costs, higher freight costs due to supply chain constraints and lower equity, royalty and interest income in investees (mainly due to the absence of a $14 million favorable adjustment related to India Tax Law Changes passed in March 2020 in Fleetguard Filters Private Ltd., partially offset by higher equity earnings). See Note 4, "INCOME TAXES," of the Notes to the Consolidated Financial Statements of our 2020 Form 10-K for additional information on India Tax Law Changes.
Power Systems Segment Results
Financial data for the Power Systems segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	October 3,	September 27,	(Unfavorable)		October 3,	September 27,	(Unfavorable)
In millions	2021	2020	Amount	Percent	2021	2020	Amount	Percent
External sales	$688	$567	$121	21%	$1,999	$1,495	$504	34%
Intersegment sales	476	414	62	15%	1,330	1,147	183	16%
Total sales	1,164	981	183	19%	3,329	2,642	687	26%
Research, development and engineering expenses	55	53	(2)	(4)%	172	148	(24)	(16)%
Equity, royalty and interest income from investees	11	—	11	NM	32	18	14	78%
Interest income	1	1	—	—%	3	3	—	—%
Segment EBITDA	134	101	33	33%	399	269	130	48%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	11.5%	10.3%		1.2	12.0%	10.2%		1.8

"NM" - not meaningful information

Sales for our Power Systems segment by product line were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	October 3,	September 27,	(Unfavorable)		October 3,	September 27,	(Unfavorable)
In millions	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Power generation	$664	$601	$63	10%	$1,930	$1,544	$386	25%
Industrial	412	309	103	33%	1,135	896	239	27%
Generator technologies	88	71	17	24%	264	202	62	31%
Total sales	$1,164	$981	$183	19%	$3,329	$2,642	$687	26%

Sales
Power Systems segment sales for the three months ended October 3, 2021, increased $183 million versus the comparable period in 2020. The following were the primary drivers by product line:
•Industrial sales increased $103 million due to stronger demand in global mining markets and oil and gas markets in China.
•Power generation sales increased $63 million due to higher demand in India and China, partially offset by weaker demand in Europe and Russia.
Power Systems segment sales for the nine months ended October 3, 2021, increased $687 million versus the comparable period in 2020. The following were the primary drivers by product line:
•Power generation sales increased $386 million due to higher demand in North America, India and China.
•Industrial sales increased $239 million due to higher demand in global mining markets.
•Favorable foreign currency fluctuations primarily in the Chinese renminbi and British pound.
Segment EBITDA
Power Systems segment EBITDA for the three months ended October 3, 2021, increased $33 million versus the comparable period in 2020, mainly due to higher volumes and the absence of $10 million in impairment charges for a joint venture incurred in the third quarter of 2020, partially offset by increased material costs, higher compensation expenses, increased consulting expenses and unfavorable mix.
Power Systems segment EBITDA for the nine months ended October 3, 2021, increased $130 million versus the comparable period in 2020, primarily due to higher volumes and the absence of $13 million in impairment charges for a joint venture, partially offset by higher compensation expenses, unfavorable mix and increased material costs.
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

	Three months ended		Favorable/		Nine months ended		Favorable/
	October 3,	September 27,	(Unfavorable)		October 3,	September 27,	(Unfavorable)
In millions	2021	2020	Amount	Percent	2021	2020	Amount	Percent
External sales	$20	$18	$2	11%	$77	$38	$39	NM
Intersegment sales	3	—	3	NM	5	—	5	NM
Total sales	23	18	5	28%	82	38	44	NM
Research, development and engineering expenses	26	26	—	—%	75	79	4	5%
Equity, royalty and interest (loss) from investees	(3)	(2)	(1)	50%	(1)	(3)	2	67%
Segment EBITDA	(58)	(40)	(18)	(45)%	(169)	(121)	(48)	(40)%

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
On September 9, 2021, President Biden issued an executive order for U.S. government contractors. We are taking steps to comply with the executive order for all U.S.-based employees, contractors and subcontractors that work on or in support of contracts with the U.S. government. In addition, on September 9, 2021, President Biden announced that he directed the Occupational Safety and Health Administration (OSHA) to develop an Emergency Temporary Standard (ETS) mandating either the full vaccination or weekly testing of employees for employers with 100 or more employees. Employees who are not subject to the executive order and who are not fully vaccinated may be subject to the ETS that will require them to get a COVID-19 test at least once a week. OSHA has not yet issued the ETS nor provided any additional information on its contents or requirements. See Item 1A. Risk Factors in this Form 10-Q, for a discussion of the risks associated with the potential adverse effects on our workforce of the U.S. Government vaccine mandate. Additionally, see the section titled Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of risks associated with the COVID-19 pandemic.
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
•Our liquidity of $6.3 billion in cash, marketable securities and available credit facilities strengthens our position to deal with any uncertainties that may arise in the remainder of 2021.
Challenges
•Supply constraints driven by strong demand in multiple end markets and regions may lead to increased costs, including higher premium freight.
•Continued increases in material and commodity costs could negatively impact earnings.
•Our industry continues to be unfavorably impacted by supply chain constraints leading to shortages across multiple components categories and limiting our collective ability to meet end-user demand. Our customers are also experiencing other supply chain issues slowing production.
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

Dollars in millions	October 3, 2021	December 31, 2020
Working capital (1)	$5,459	$5,562
Current ratio	1.80	1.88
Accounts and notes receivable, net	$4,152	$3,820
Days' sales in receivables	60	69
Inventories	$4,322	$3,425
Inventory turnover	4.6	4.2
Accounts payable (principally trade)	$3,210	$2,820
Days' payable outstanding	58	68
Total debt	$3,942	$4,164
Total debt as a percent of total capital	30.5%	31.7%

(1) Working capital includes cash and cash equivalents.
Cash Flows
Cash and cash equivalents were impacted as follows:

	Nine months ended
In millions	October 3, 2021	September 27, 2020	Change
Net cash provided by operating activities	$1,524	$1,580	$(56)
Net cash used in investing activities	(278)	(337)	59
Net cash (used in) provided by financing activities	(2,079)	564	(2,643)
Effect of exchange rate changes on cash and cash equivalents	20	31	(11)
Net (decrease) increase in cash and cash equivalents	$(813)	$1,838	$(2,651)

Net cash provided by operating activities decreased $56 million for the nine months ended October 3, 2021, versus the comparable period in 2020, primarily due to higher working capital requirements of $409 million and changes in other liabilities of $267 million, partially offset by higher consolidated net income of $463 million, lower restructuring payments of $99 million and higher mark-to-market losses on corporate owned life insurances of $61 million. During the first nine months of 2021, the higher working capital requirements resulted in a cash outflow of $466 million compared to a cash outflow of $57 million in the comparable period in 2020, mainly due to higher inventories and accounts and notes receivable, partially offset by higher accrued expenses and accounts payable.
Net cash used in investing activities decreased $59 million for the nine months ended October 3, 2021, versus the comparable period in 2020, primarily due to higher net liquidations of marketable securities of $47 million, changes in cash flows from derivatives not designated as hedges of $34 million, lower investments in and advances to equity investees of $33 million and proceeds from sale of land of $20 million, partially offset by higher capital expenditures of $94 million.
Net cash used in financing activities increased $2,643 million for the nine months ended October 3, 2021, versus the comparable period in 2020, primarily due to lower proceeds from borrowings of $1,964 million, mainly resulting from our $2 billion bond issuance in 2020, and higher repurchases of common stock of $678 million, partially offset by lower net payments of commercial paper of $221 million.

The effect of exchange rate changes on cash and cash equivalents for the nine months ended October 3, 2021, versus the comparable period in 2020, decreased $11 million primarily due to unfavorable fluctuations in the British pound of $11 million.
Sources of Liquidity
Cash provided by operations is typically our principal source of liquidity with $1,524 million generated in the nine months ended October 3, 2021. Our sources of liquidity include:

	October 3, 2021
In millions	Total	U.S.	International	Primary location of international balances
Cash and cash equivalents	$2,588	$1,278	$1,310	China, Singapore, Belgium, Mexico, Australia, Canada
Marketable securities (1)	430	89	341	India
Total	$3,018	$1,367	$1,651
Available credit capacity
Revolving credit facilities (2)	$3,300
International and other uncommitted domestic credit facilities	$268

(1) The majority of marketable securities could be liquidated into cash within a few days.
(2) The five-year credit facility for $2.0 billion and the 364-day credit facility for $1.5 billion, maturing August 2026 and August 2022, respectively, are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. At October 3, 2021, we had $200 million of commercial paper outstanding, which effectively reduced the available capacity under our revolving credit facilities to $3.3 billion.

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
Debt Facilities and Other Sources of Liquidity
On August 18, 2021, we entered into an amended and restated five-year revolving credit agreement with a syndicate of lenders. The amended and restated credit agreement provides us with a $2 billion senior unsecured revolving credit facility until August 18, 2026. On August 18, 2021, we entered into an amended and restated 364-day credit agreement that allows us to borrow up to $1.5 billion of unsecured funds at any time prior to August 17, 2022. This credit agreement amended and restated the prior $1.5 billion 364-day credit facility that matured on August 18, 2021. See Note 9, "DEBT," to our Condensed Consolidated Financial Statements for additional information.
We have access to committed credit facilities that total $3.5 billion, including the $1.5 billion 364-day facility that expires August 17, 2022 and our $2.0 billion five-year facility that expires on August 18, 2026. We intend to maintain credit facilities at the current or higher aggregate amounts by renewing or replacing these facilities at or before expiration. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and for general corporate purposes. There were no outstanding borrowings under these facilities at October 3, 2021.
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

At October 3, 2021, we had $200 million of commercial paper outstanding, which effectively reduced the available capacity under our revolving credit facilities to $3.3 billion.
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
Uses of Cash
Stock Repurchases
In December 2019, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the 2018 repurchase plan. In the first nine months of 2021, we made the following purchases under the 2019 stock repurchase program:

In millions, except per share amounts	Shares Purchased	Average Cost Per Share	Total Cost of Repurchases	Remaining Authorized Capacity (1)
April 4	1.7	$247.35	$418	$1,576
July 4	2.7	252.66	672	904
October 3	0.6	231.57	138	766
Total	5.0	248.30	$1,228

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
We paid dividends of $601 million during the nine months ended October 3, 2021.
Capital Expenditures
Capital expenditures, including spending on internal use software, for the nine months ended October 3, 2021, were $398 million versus $301 million in the comparable period in 2020. We plan to spend an estimated $725 million to $775 million in 2021 on capital expenditures, excluding internal use software, with over 50 percent of these expenditures expected to be invested in North America. In addition, we plan to spend an estimated $50 million to $60 million on internal use software in 2021.
Current Maturities of Short and Long-Term Debt
We had $200 million of commercial paper outstanding at October 3, 2021, that matures in less than one year. The maturity schedule of our existing long-term debt does not require significant cash outflows until 2023 when our 3.65% senior notes and 2025 when our 0.75% senior notes are due. Required annual long-term debt principal payments range from $16 million to $536 million over the next five years (including the remainder of 2021). See Note 9, "DEBT," to the Condensed Consolidated Financial Statements for additional information.
Pensions
Our global pension plans, including our unfunded and non-qualified plans, were 112 percent funded at December 31, 2020. Our U.S. defined benefit plan, which represented approximately 52 percent of the worldwide pension obligation, was 128 percent funded, and our U.K. defined benefit plan was 114 percent funded at December 31, 2020. The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans. In the first nine months of 2021, the investment gain on our U.S. pension trust was 6.2 percent while our U.K. pension trust gain was 0.7 percent. Approximately 69 percent of our pension plan assets are held in highly liquid investments such as fixed income and equity securities. The remaining 31 percent of our plan assets are held in less liquid, but market valued investments, including real estate, private equity, venture capital, opportunistic credit and insurance contracts. During the remainder of

2021, we anticipate making $6 million in additional defined benefit pension contributions in the U.K. and $4 million in contributions to our U.S. non-qualified benefit plans. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2021 annual net periodic pension cost to approximate $79 million.
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
A discussion of our critical accounting estimates may be found in the “Management’s Discussion and Analysis” section of our 2020 Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.” Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first nine months of 2021.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended October 3, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.  Legal Proceedings
The matters described under "Legal Proceedings" in Note 11, "COMMITMENTS AND CONTINGENCIES," to the Condensed Consolidated Financial Statements are incorporated herein by reference.
ITEM 1A.  Risk Factors
In addition to other information set forth in this report and the risk factor noted below, you should consider other risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results. Other than noted below, there have been no material changes to our risks described in our 2020 Annual Report on Form 10-K or the "CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION" in this Quarterly report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently judge to be immaterial also may materially adversely affect our business, financial condition or operating results.
GOVERNMENT REGULATION
We are conducting a formal internal review of our emission certification process and compliance with emission standards with respect to our pick-up truck applications and are working with the U.S. Environmental Protection Agency (EPA) and California Air Resources Board (CARB) to address their questions about these applications. Due to the continuing nature of our formal internal review and on-going discussions with EPA and CARB, we cannot predict the final results of this formal review and these regulatory processes, nor whether, or the extent to which, they could have a material adverse impact on our results of operations and cash flows.
We previously announced that we are conducting a formal internal review of our emissions certification process and compliance with emission standards with respect to all of our pick-up truck applications, following conversations with the EPA and CARB regarding certification of our engines for model year 2019 RAM 2500 and 3500 trucks. During conversations with the EPA and CARB about the effectiveness of our pick-up truck applications, the regulators raised concerns that certain aspects of our emissions systems may reduce the effectiveness of our emissions control systems and thereby act as defeat devices. As a result, our internal review focuses, in part, on the regulators’ concerns. We are working closely with the regulators to enhance our emissions systems to improve the effectiveness of all of our pick-up truck applications and to fully address the regulators’ requirements. Based on discussions with the regulators, we have developed a new calibration for the engines in model year 2019 RAM 2500 and 3500 trucks that has been included in all engines shipped since September 2019. During our discussions, the regulators turned their attention to other model years and other engines, most notably our pick-up truck applications for RAM 2500 and 3500 trucks for model years 2013 through 2018. We will continue to work together closely with the relevant regulators to develop and implement recommendations for improvement as part of our ongoing commitment to compliance.

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

The U.S. government’s pending rules and regulations concerning mandatory COVID-19 vaccination of U.S.-based employees of companies that work on or in support of federal contracts, or have 100 or more employees, could materially and adversely affect our results of operations, financial condition and cash flows.
On September 9, 2021, President Biden issued an executive order requiring all employers with U.S. government contracts to ensure that their U.S.-based employees, contractors and subcontractors, that work on or in support of U.S. government contracts, are fully vaccinated against COVID-19 as required by the executive order. The executive order includes on-site and remote U.S.-based employees, contractors and subcontractors and provides for limited medical and religious exceptions.
In addition, on September 9, 2021, President Biden announced that he has directed Occupational Safety and Health Administration (OSHA) to develop an Emergency Temporary Standard (ETS) mandating either the full vaccination against COVID-19 or weekly testing of employees for employers with 100 or more employees. OSHA has not yet issued the ETS nor provided any additional information on its contents or requirements.
It is currently not possible to predict with certainty the impact the executive order or the OSHA ETS will have on our workforce. As a U.S. government contractor, all U.S. based employees, contractors and subcontractors that service or support our U.S. government contracts, which are subject to the provisions of the executive order, will be required to be fully vaccinated against COVID-19. Employees who are not subject to this requirement and who are not fully vaccinated may be subject to the ETS that will require them to get a COVID-19 test at least once a week. Additional vaccine mandates may be announced in jurisdictions in which our businesses operate. Our implementation of these requirements may result in attrition, including attrition of critically skilled labor, and difficulty securing future labor needs, which could materially and adversely affect our results of operations, financial condition and cash flows.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following information is provided pursuant to Item 703 of Regulation S-K:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
July 5 - August 8	—	$—	—	$904
August 9 - September 5	302,129	233.75	302,129	833
September 6 - October 3	294,388	229.34	294,388	766
Total	596,517	231.57	596,517

(1) Shares purchased represent shares under the Board authorized share repurchase program.
(2) Shares repurchased under our Key Employee Stock Investment Plan only occur in the event of a participant default, which cannot be predicted, and were excluded from this column.
In December 2019, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the 2018 repurchase plan. During the three months ended October 3, 2021, we repurchased $138 million of common stock under the 2019 authorization. The dollar value remaining available for future purchases under the 2019 program at October 3, 2021, was $766 million.
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
10.1
Third Amended and Restated 364-Day Credit Agreement, dated as of August 18, 2021, by and among Cummins Inc., the subsidiary borrowers referred to therein, the Lenders and Agents party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.(incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Cummins Inc. with the Securities and Exchange Commission on August 18, 2021 (File No. 001-04949)).

10.2
Amended and Restated Credit Agreement, dated as of August 18, 2021, by and among Cummins Inc., the subsidiary borrowers referred to therein, the Lenders and Agents party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Cummins Inc. with the Securities and Exchange Commission on August 18, 2021 (File No. 001-04949)).

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
* Filed with this quarterly report on Form 10-Q are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Net Income for the three and nine months ended October 3, 2021 and September 27, 2020, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 3, 2021 and September 27, 2020, (iii) the Condensed Consolidated Balance Sheets at October 3, 2021 and December 31, 2020, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended October 3, 2021 and September 27, 2020, (v) the Condensed Consolidated Statements of Changes in Equity for the three and nine months ended October 3, 2021 and September 27, 2020 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cummins Inc.
Date:	November 2, 2021

	By:	/s/ MARK A. SMITH	By:	/s/ CHRISTOPHER C. CLULOW
		Mark A. Smith		Christopher C. Clulow
		Vice President and Chief Financial Officer		Vice President-Controller
		(Principal Financial Officer)		(Principal Accounting Officer)