Form 10-K
period 2021-12-31
CUMMINS INC
filed 2022-02-08
CIK 26172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒    No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting stock held by non-affiliates was approximately $34.7 billion at July 2, 2021. This value includes all shares of the registrant's common stock, except for treasury shares.
As of January 31, 2022, there were 142,426,735 shares outstanding of $2.50 par value common stock.
Documents Incorporated by Reference
Portions of the registrant's definitive Proxy Statement for its 2022 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission on Schedule 14A within 120 days after the end of 2021, will be incorporated by reference in Part III of this Form 10-K to the extent indicated therein upon such filing.

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
•changes in international, national and regional trade laws, regulations and policies;
•any adverse effects of the U.S. government's COVID-19 vaccine mandates;
•changes in taxation;
•global legal and ethical compliance costs and risks;
•increasingly stringent environmental laws and regulations;
•future bans or limitations on the use of diesel-powered products;
BUSINESS CONDITIONS / DISRUPTIONS
•raw material, transportation and labor price fluctuations and supply shortages;
•aligning our capacity and production with our demand;
•the actions of, and income from, joint ventures and other investees that we do not directly control;
•large truck manufacturers' and original equipment manufacturers' customers discontinuing outsourcing their engine supply needs or experiencing financial distress, bankruptcy or change in control;
PRODUCTS AND TECHNOLOGY
•product recalls;
•variability in material and commodity costs;
•the development of new technologies that reduce demand for our current products and services;
•lower than expected acceptance of new or existing products or services;
•product liability claims;
•our sales mix of products;
GENERAL
•failure to complete, adverse results from or failure to realize the expected benefits of the separation of our filtration business;
•our plan to reposition our portfolio of product offerings through exploration of strategic acquisitions and divestitures and related uncertainties of entering such transactions;
•challenging markets for talent and ability to attract, develop and retain key personnel;

•climate change and global warming;
•exposure to potential security breaches or other disruptions to our information technology environment and data security;
•political, economic and other risks from operations in numerous countries including political, economic and social uncertainty and the evolving globalization of our business;
•competitor activity;
•increasing competition, including increased global competition among our customers in emerging markets;
•labor relations or work stoppages;
•foreign currency exchange rate changes;
•the performance of our pension plan assets and volatility of discount rates;
•the price and availability of energy;
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

PART I
ITEM 1.    Business
OVERVIEW
We were founded in 1919 as Cummins Engine Company, a corporation in Columbus, Indiana and one of the first diesel engine manufacturers. In 2001, we changed our name to Cummins Inc. We are a global power leader that designs, manufactures, distributes and services diesel, natural gas, electric and hybrid powertrains and powertrain-related components including filtration, aftertreatment, turbochargers, fuel systems, controls systems, air handling systems, automated transmissions, electric power generation systems, batteries, electrified power systems, hydrogen production and fuel cell products. We sell our products to original equipment manufacturers (OEMs), distributors, dealers and other customers worldwide. We serve our customers through a service network of approximately 500 wholly-owned, joint venture and independent distributor locations and more than 10,000 Cummins certified dealer locations in approximately 190 countries and territories.
COVID-19
The outbreak of COVID-19 in early 2020 became a global pandemic with the resultant economic impacts evolving into a worldwide recession. The pandemic triggered a significant downturn in our markets globally, which negatively impacted our sales and results of operations during 2020. While the majority of the negative impacts to demand largely subsided in 2021, we are still experiencing supply chain disruptions and related financial impacts reflected as increased cost of sales. Our industry continues to be unfavorably impacted by supply chain constraints leading to shortages across multiple components categories and limiting our collective ability to meet end-user demand. Our customers are also experiencing other supply chain issues and slowing production.
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
Engine Segment
Engine segment sales and EBITDA as a percentage of consolidated results were:

	Years ended December 31,
	2021	2020	2019
Percent of consolidated net sales(1)	33%	32%	34%
Percent of consolidated EBITDA(1)	39%	41%	41%

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
•Light-duty automotive (Pick-up and Light Commercial Vehicle (LCV)) - We manufacture 105 to 400 horsepower diesel engines, including engines for the pick-up truck market for Stellantis N.V. (Stellantis) in North America and LCV markets in Russia, Latin America and China.
•Off-highway - We manufacture diesel engines that range from 48 to 715 horsepower serving key global markets including construction, mining, marine, rail, oil and gas, defense and agriculture and also the power generation business for standby, mobile and distributed power generation solutions throughout the world.
The principal customers of our heavy-duty truck engines include truck manufacturers such as PACCAR Inc. (PACCAR), Navistar International Corporation (Navistar) and Daimler Trucks North America (Daimler). The principal customers of our medium-duty truck engines include truck manufacturers such as Daimler, Navistar and PACCAR. The principal customers of our light-duty on-highway engines are Gorkovsky Avtomobilny Zavod, Anhui Jianghuai Automobile Group Co., Ltd., Volkswagen Caminhões e Ônibus and China National Heavy Duty Truck Group. The principal customer of our pick-up on-highway engines is Stellantis. We sell our industrial engines to manufacturers of construction and agricultural equipment including Hyundai Heavy Industries, Xuzhou Construction Machinery Group, Komatsu, John Deere, JLG Industries, Inc. and Guangxi LiuGong Machinery Co., Ltd.

In the Engine segment, our competitors vary from country to country, with local manufacturers generally predominant in each geography. Other independent engine manufacturers include Weichai Power Co. Ltd., Caterpillar Inc. (CAT) and Deutz AG. Truck OEMs may also elect to produce their own engines, and we must provide competitive products to win and keep their business. Truck OEMs that currently produce some or all of their own engines include Daimler, PACCAR, TRATON AG, Volvo Powertrain, Ford Motor Company, Navistar, China First Auto Works, Dongfeng Motor Corporation, CNH Industrial and Isuzu.
Distribution Segment
Distribution segment sales and EBITDA as a percentage of consolidated results were:

	Years ended December 31,
	2021	2020	2019
Percent of consolidated net sales(1)	26%	29%	27%
Percent of consolidated EBITDA(1)	20%	22%	18%

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
Distribution’s mission encompasses the sales and support of a wide range of products and services, including power generation systems, high-horsepower engines, heavy-duty and medium-duty engines designed for on- and off-highway use, application engineering services, custom-designed assemblies, retail and wholesale aftermarket parts and in-shop and field-based repair services. We also provide selected sales and aftermarket support for the New Power business. Our familiarity with a wide range of market applications allows us to tailor sales, service and support to meet customer-specific needs.
The Distribution segment is organized and managed as eight geographic regions, including North America, Asia Pacific, Europe, Russia, China, Africa and Middle East, India and Latin America. Across these regions, our locations compete with distributors or dealers that offer similar products. In many cases, these competing distributors or dealers are owned by, or affiliated with the companies that are listed as competitors of the Engine, Components or Power Systems segments. These competitors vary by geographical location and application market.

Components Segment
Components segment sales and EBITDA as a percentage of consolidated results were:

	Years ended December 31,
	2021	2020	2019
Percent of consolidated net sales(1)	26%	24%	24%
Percent of consolidated EBITDA(1)	33%	32%	31%

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
The Components segment is organized around the following businesses:
•Emission solutions - We are a global leader in designing, manufacturing and integrating aftertreatment technology and solutions for the commercial on and off-highway light-duty, medium-duty, heavy-duty and high-horsepower engine markets. Aftertreatment is the mechanism used to convert engine emissions of criteria pollutants, such as particulate matter, nitrogen oxides (NOx), carbon monoxide and unburned hydrocarbons into harmless emissions. Our products include custom engineering systems and integrated controls, oxidation catalysts, particulate filters, selective catalytic reduction systems and engineered components, including dosers. Our emission solutions business primarily serves markets in North America, China, Europe, India, Brazil, Asia Pacific and Russia. We serve both OEM first fit and retrofit customers.
•Turbo technologies - We design, manufacture and market turbochargers for light-duty, medium-duty, heavy-duty and high-horsepower diesel markets with worldwide sales and distribution. We provide critical air handling technologies for engines to meet challenging performance requirements and worldwide emission standards. We primarily serve markets in North America, Europe, China, India, Asia Pacific, Brazil and Russia.
•Filtration - We design, manufacture and sell filters, coolant and chemical products. Our filtration business offers over 8,800 products for first fit and aftermarket applications including air filters, fuel filters, fuel water separators, lube filters, hydraulic filters, coolants, fuel additives and other filtration systems to OEMs, dealers/distributors and end-users. We support a wide customer base in a diverse range of markets including on and off-highway segments such as oil and gas, agriculture, mining, construction, power generation and marine. We produce and sell globally recognized Fleetguard® branded products globally including in North America, Europe, Asia Pacific, China, South America, Russia, Africa and Middle East. Fleetguard products are available through thousands of distribution points worldwide.
•Electronics and fuel systems - We design, develop and supply electronic control modules, sensors and supporting software for on-highway, off-highway and power generation applications. We also design and manufacture new, replacement and remanufactured fuel systems for medium-duty, heavy-duty and high-horsepower diesel engine markets. We primarily serve markets in North America, China, India, Europe and Brazil.
•Automated transmissions - We develop and supply automated transmissions for the heavy-duty commercial vehicle market. The Eaton Cummins Automated Transmission Technologies (ECJV) joint venture is a consolidated 50/50 joint venture between Cummins Inc. and Eaton Corporation Plc. and serves markets in North America and China.
Customers of the Components segment generally include the Engine, Distribution and Power Systems segments, joint ventures including Tata Cummins Ltd. and Beijing Foton Cummins Engine Co., Ltd., truck manufacturers and other OEMs, many of which are also customers of the Engine segment, such as PACCAR, Navistar, Daimler, Beiqi Foton Motor Company, Volvo, Stellantis, Komatsu, Scania and other manufacturers that use our components in their product platforms.
The Components segment competes with other manufacturers of aftertreatment systems, filtration, turbochargers, fuel systems and transmissions. Our primary competitors in these markets include Robert Bosch GmbH, Donaldson Company, Inc., Parker-Hannifin Corporation, Mann+Hummel Group, Garrett Motion, Inc., Borg-Warner Inc., Tenneco Inc., Eberspacher Holding GmbH & Co. KG, Denso Corporation, Allison Transmission, Aisin Seiki Co., Ltd. and ZF Friedrichshafen AG.

Power Systems Segment
Power Systems segment sales and EBITDA as a percentage of consolidated results were:

	Years ended December 31,
	2021	2020	2019
Percent of consolidated net sales(1)	15%	15%	15%
Percent of consolidated EBITDA(1)	14%	11%	14%

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
•Industrial - We design, manufacture, sell and support diesel and natural gas high-speed, high-horsepower engines up to 4,400 horsepower for a wide variety of equipment in mining, rail, defense, oil and gas and marine applications throughout the world.
•Generator technologies - We design, manufacture, sell and support A/C generator/alternator products for internal consumption and for external generator set assemblers. Our products are sold under the Stamford, Newage and AVK brands and range in output from 7.5 kilovolt-amperes (kVA) to 11,200 kVA.
Our customer base for Power Systems offerings is highly diversified, with customer groups varying based on their power needs. China, Europe, India, Asia Pacific, Latin America, Russia, the Middle East and Africa are our largest geographic markets outside of North America.
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
We anticipate our customer base for New Power offerings will be highly diversified, representing multiple end markets with a broad range of application requirements. We will continue to pursue relationships in markets as they adopt hydrogen and electric solutions.
In the markets served by the New Power segment, we compete with emerging fuel cell and battery companies, powertrain component manufacturers, vertically integrated OEMs and entities providing hydrogen production solutions. Our primary competitors include Proterra Inc, Romeo Power, Inc., Daimler, PACCAR, Volvo, Navistar, TRATON AG, BYD Company Limited, Dana Incorporated, BorgWarner Inc., Ballard Power Systems, Inc. and Nel ASA.
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
Our equity income from these investees was as follows:

	Years ended December 31,
In millions	2021		2020			2019
Manufacturing entities
Beijing Foton Cummins Engine Co., Ltd.	$112	26%	$113		30%	$60	22%
Dongfeng Cummins Engine Company, Ltd.	82	19%	63		17%	52	19%
Chongqing Cummins Engine Company, Ltd.	39	9%	35		9%	41	15%
All other manufacturers	149	36%	134	(1)(2)	35%	88	33%
Distribution entities
Komatsu Cummins Chile, Ltda.	32	8%	31		8%	28	10%
All other distributors	10	2%	2		1%	2	1%
Cummins share of net income(3)	$424	100%	$378		100%	$271	100%

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

Manufacturing Entities
Our manufacturing joint ventures were generally formed with customers and are primarily intended to allow us to increase our market penetration in geographic regions, reduce capital spending, streamline our supply chain management and develop technologies. Our largest manufacturing joint ventures are based in China and are included in the list below. Our engine manufacturing joint ventures are supplied by our Components segment in the same manner as it supplies our wholly-owned Engine segment and Power Systems segment manufacturing facilities. Our Components segment joint ventures and wholly-owned entities provide electronics, fuel systems, filtration, aftertreatment systems, turbocharger products and automated transmissions that are used with our engines as well as some competitors' products. The results and investments in our joint ventures in which we have 50 percent or less ownership interest (except for Eaton Cummins Automated Transmission Technologies joint venture, which is consolidated due to our majority voting interest) discussed below are included in “Equity, royalty and interest income from investees” and “Investments and advances related to equity method investees” in our Consolidated Statements of Net Income and Consolidated Balance Sheets, respectively.
•Beijing Foton Cummins Engine Co., Ltd. - Beijing Foton Cummins Engine Co., Ltd. is a joint venture in China with Beiqi Foton Motor Co., Ltd., a commercial vehicle manufacturer, which has two distinct lines of business - a light-duty business and a heavy-duty business. The light-duty business produces our families of ISF 2.5 liter to 4.5 liter high performance light-duty diesel engines in Beijing. These engines are used in light-duty and medium-duty commercial trucks, pick-up trucks, buses, multipurpose and sport utility vehicles with main markets in China, Brazil and Russia. Certain types of small construction equipment and industrial applications are also served by these engine families. The heavy-duty business produces the X11, X12, X13 and X15, ranging from 10.5 liter to 14.5 liter, high performance heavy-duty diesel engines and natural gas engines in Beijing. Certain types of construction equipment and industrial applications are also served by these engine families.

•Dongfeng Cummins Engine Company, Ltd. - Dongfeng Cummins Engine Company, Ltd. (DCEC) is a joint venture in China with Dongfeng Automotive Co. Ltd., a subsidiary of Dongfeng Motor Corporation and one of the largest medium-duty and heavy-duty truck manufacturers in China. DCEC produces 3.9 liter to 14.5 liter diesel engines with a power range from 80 to 760 horsepower, natural gas engines and automated transmissions. On-highway engines are used in multiple applications in light-duty and medium-duty trucks, special purpose vehicles, buses and heavy-duty trucks with a main market in China. Off-highway engines are used in a variety of construction, power generation, marine and agriculture markets in China.
•Chongqing Cummins Engine Company, Ltd. - Chongqing Cummins Engine Company, Ltd. is a joint venture in China with Chongqing Machinery and Electric Co. Ltd. This joint venture manufactures several models of our heavy-duty and high-horsepower diesel engines primarily serving the industrial and stationary power markets in China.
Our joint venture agreement for Cummins Westport, Inc. expired on December 31, 2021, and will not be renewed. Beginning in January 2022, engines previously sold through the joint venture will now be included in our consolidated results.
Distribution Entity
Komatsu Cummins Chile, Ltda. - Komatsu Cummins Chile, Ltda. is a joint venture with Komatsu America Corporation. The joint venture is a distributor that offers the full range of our products and services to customers and end-users in Chile and Peru. See further discussion of our distribution network under the Distribution segment section above.
Non-Wholly-Owned Subsidiaries
We have a majority voting interest in ECJV by virtue of a tie-breaking vote on the joint venture’s board of directors. ECJV develops and supplies automated transmissions for the heavy-duty commercial vehicle market.
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
We have a controlling interest in Hydrogenics Corporation (Hydrogenics), which is consolidated in the New Power segment. Hydrogenics is a developer and manufacturer of proton exchange membrane fuel cell products as well as alkaline and proton exchange membrane electrolyzer solutions.
SUPPLY
The performance of the end-to-end supply chain, extending through to our suppliers, is foundational to our ability to meet customers' expectations and support long-term growth. We are committed to having a robust strategy for how we select and manage our suppliers to enable a market focused supply chain. This requires us to continuously evaluate and upgrade our supply base, as necessary, as we strive to ensure we are meeting the needs of our customers.

We use a combination of proactive and reactive methodologies to enhance our understanding of supply base risks, which guide the development of risk monitoring and sourcing strategies. Our category strategy process (a process designed to create the most value for the company) supports the review of our long-term needs and guides decisions on what we make internally and what we purchase externally. For the items we decide to purchase externally, the strategies also identify the suppliers we should partner with long-term to provide the best technology, the lowest total cost and highest supply chain performance. We design and/or manufacture our strategic components used in or with our engines and power generation units and New Power products. Key suppliers are managed through long-term supply agreements that secure capacity, delivery, quality and cost requirements are met over an extended period.

Other important elements of our sourcing strategy include:
• selecting and managing suppliers to comply with our Supplier Code of Conduct and
• assuring our suppliers comply with our prohibited and restricted materials policy.
As we adjust to the recovery from the COVID-19 pandemic and the rapid return of demand in many manufacturing industries, we are experiencing supply chain disruptions, incremental costs and related challenges throughout the supply chain. We continue to monitor the supply chain disruptions utilizing early detection technology complemented by structured supplier risk and resiliency assessments. We increased frequency of formal and informal supplier engagement to address potentially impactful supply base constraints and enhanced collaboration to develop specific countermeasures to mitigate risks. Our global team, located in different regions of the world, uses various approaches to identify and resolve threats to supply continuity.

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
LARGEST CUSTOMERS
We have thousands of customers around the world and have developed long-standing business relationships with many of them. PACCAR is our largest customer, accounting for 15 percent of our consolidated net sales in 2021, 15 percent in 2020 and 17 percent in 2019. We have long-term supply agreements with PACCAR for our heavy-duty and medium-duty engines and aftertreatment systems. While a significant number of our sales to PACCAR are under long-term supply agreements, these agreements provide for particular engine requirements for specific vehicle models and not a specific volume of engines or aftertreatment systems. PACCAR is our only customer accounting for more than 10 percent of our net sales in 2021. The loss of this customer or a significant decline in the production level of PACCAR vehicles that use our engines would have an adverse effect on our results of operations and financial condition. We have supplied engines to PACCAR for 77 years. A summary of principal customers for each operating segment is included in our segment discussion.
In addition to our agreement with PACCAR, we have long-term heavy-duty and medium-duty engine and aftertreatment system supply agreements with Navistar and Daimler. We also have an agreement with Stellantis to supply engines for its Ram trucks. Collectively, our net sales to these four customers, including PACCAR, were 33 percent of our consolidated net sales in 2021, 32 percent in 2020 and 37 percent in 2019. Excluding PACCAR, net sales to any single customer were less than 8 percent of our consolidated net sales in 2021, less than 7 percent in 2020 and less than 9 percent in 2019. These agreements contain standard purchase and sale agreement terms covering engine, aftertreatment and engine parts pricing, quality and delivery commitments, as well as engineering product support obligations. The basic nature of our agreements with OEM customers is that they are long-term price and operations agreements that help prove for the availability of our products to each customer through the duration of the respective agreements. Agreements with most OEMs contain bilateral termination provisions giving either party the right to terminate in the event of a material breach, change of control or insolvency or bankruptcy of the other party.
BACKLOG
As we adjust to the recovery from the COVID-19 pandemic and the rapid return of demand in many manufacturing industries, we are experiencing supply chain disruptions, incremental costs and related challenges throughout the supply chain. The supply chain disruptions are impacting our business as well as our suppliers and customers resulting in longer lead times in some of our businesses. We have supply agreements with some truck and off-highway equipment OEMs, however most of our business is transacted through open purchase orders. These open orders are historically subject to month-to-month releases and are subject to cancellation on reasonable notice without cancellation charges and therefore are not considered firm. We are working closely with our suppliers as discussed in the Supply section above as well as with customers to meet the demand and work through backlogs as efficiently as possible.
RESEARCH AND DEVELOPMENT
In 2021, we continued to invest in future critical technologies and products. We will continue to make investments to develop new products and improve our current technologies to meet future emission requirements around the world and improve fuel economy performance of diesel and natural gas-powered engines and related components as well as development activities around fully electric, hybrid and hydrogen power solutions and hydrogen production.
Our research and development programs are focused on product improvements, product extensions, innovations and cost reductions for our customers. Research and development expenditures include salaries, contractor fees, building costs, utilities, testing, technical information technology expenses, administrative expenses and allocation of corporate costs and are expensed, net of contract reimbursements, when incurred. From time to time, we enter into agreements with customers and government agencies to fund a portion of the research and development costs of a particular project. When not associated with a sales contract, we generally account for these reimbursements as an offset to the related research and development expenditure. Research and development expenses, net of contract reimbursements, were $1.1 billion in 2021, $903 million in 2020 and $998 million in 2019. Contract reimbursements were $104 million, $86 million and $90 million in 2021, 2020 and 2019, respectively.

ENVIRONMENTAL SUSTAINABILITY
We are committed to making people's lives better by powering a more prosperous world. That prosperity includes strong communities, robust business and environmental sustainability.
The highest level of accountability for our climate-related risks and opportunities is with the Safety, Environment and Technology (SET) Committee of the Board of Directors (the Board). The internal Action Committee for Environmental Sustainability meets monthly and reports to the Chairman and to the SET Committee at least annually.
In late 2019, we introduced PLANET 2050, a sustainability strategy focused on three priority areas: addressing climate change and air emissions, using natural resources in the most sustainable way and improving communities. Additional commitments followed in 2021 with Cummins Water Works, which is our multi-million dollar program for strengthening communities through sustainable water and addressing the global water crisis. The PLANET 2050 strategy includes nine specific goals to achieve by 2030, including science-based carbon dioxide reduction targets for newly sold products and facilities, as well as aspirational targets for 2050. We are currently evaluating how the new goals will be integrated into business planning and will report on progress beginning in 2022. Key areas of focus in 2021 included product decarbonization pathways, customer sustainability collaboration and circular economy efforts such as incorporating expanded lifecycle analysis tools.
The nine PLANET 2050 goals for 2030 are as follows:
•Reduce absolute greenhouse gas (GHG) emissions from facilities and operations by 50 percent.
•Reduce scope three absolute lifetime GHG emissions from newly sold products by 25 percent.
•Partner with customers to reduce scope three GHG emissions from products in the field by 55 million metric tons.
•Reduce volatile organic compounds emissions from paint and coating operations by 50 percent.
•Create a circular lifecycle plan for every part to use less, use better, use again.
•Generate 25 percent less waste in facilities and operations as percent of revenue.
•Reuse or responsibly recycle 100 percent of packaging plastics and eliminate single-use plastics in dining facilities, employee amenities and events.
•Reduce absolute water consumption in facilities and operations by 30 percent.
•Produce net water benefits that exceed our annual water use in all our regions.
The most recent Sustainability Progress Report, prior reports and a Data Book of more detailed environmental data in accordance with the Global Reporting Initiative's Standard core compliance designation is available on our website at www.cummins.com. Our annual submission to the Carbon Disclosure Project (CDP) for climate change and water are also available on the website. The climate submission provides information on our scenario planning for climate and other risks and detailed facility emissions data as requested by CDP. In 2021, we published our second report in accordance with the Sustainability Accounting Standards Board as well as our first report following the framework of the Task Force on Climate-Related Financial Disclosures. These reports and data book are not incorporated into this Form 10-K by reference.
We continue to articulate our positions on key public policy issues and on a wide range of environmental issues. We are actively engaged around the world to promote science-based climate policies by working with regulatory, industry and other stakeholders, including joining advocacy groups and testifying before legislators and regulators. We will continue to work in partnership with others to advocate for tough, clear and enforceable regulations around the globe to address air and GHG emissions. In 2021, we were named to the S&P Dow Jones World and North American Sustainability Indices. It was the sixteenth consecutive time we were named to the North American index and the first time we were named to the world index since 2013. We were also named one of the inaugural recipients of the Prince Charles' Terra Carta Seal, recognizing companies for their leadership in climate action and sustainability.
We were named to Investor Business Daily's Best ESG Companies list for performance on environmental, social and governance matters, ranking number 37. We were also ranked number 84 among Barron's Top 100 Most Sustainable Companies.
ENVIRONMENTAL COMPLIANCE
Product Certification and Compliance
Our engines are subject to extensive statutory and regulatory requirements that directly or indirectly impose standards governing emissions and noise. Over the past several years we have increased our global environmental compliance presence and expertise to understand and meet emerging product environmental regulations around the world. Our ability to comply with these and future emission standards is an essential element in maintaining our leadership position in regulated markets. We made, and will continue to make, significant capital and research expenditures to comply with these standards.
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
Formed in 2019, the Product Compliance and Regulatory Affairs team leads both engine emissions certification and compliance and regulatory affairs initiatives and is overseen and reports directly to the SET Committee of the Board at least annually. This organization is led by the Vice President - Product Compliance and Regulatory Affairs who reports directly to the Chief Executive Officer. The Vice President is a member of both the Cummins Executive Team and Cummins Leadership Team. The focus of this organization is to strengthen our ability to design great products that help our customers win while complying with increasingly challenging global emission regulations. The organization also works to enhance our collaboration with the agencies setting the direction and regulations of emissions as we strive to meet every expectation today while planning for future changes.
Following conversations with the U.S. Environmental Protection Agency (EPA) and California Air Resources Board (CARB) regarding certification for the engines in the 2019 RAM 2500 and 3500 trucks, we made the decision to review our certification process and compliance with emission standards. This review is being conducted with external advisers as we strive to ensure the certification and all of our processes for our pick-up truck applications are consistent with our internal policies, engineering standards and applicable laws. We are working closely with the regulators to enhance our emissions systems to improve the effectiveness of all of our pick-up truck applications and to fully address the regulators’ requirements. Based on discussions with the regulators, we have developed a new calibration for the engines in model year 2019 RAM 2500 and 3500 trucks that has been included in all engines shipped since September 2019. During our discussions, the regulators turned their attention to other model years and other engines, most notably our pick-up truck applications for RAM 2500 and 3500 trucks for model years 2013 through 2018. We will continue to work together closely with the relevant regulators to develop and implement recommendations for improvement as part of our ongoing commitment to compliance. See Note 14, "COMMITMENTS AND CONTINGENCIES," to the Consolidated Financial Statements for additional information.
Engine Certifications
Our engines are certified globally through various categories within on-highway and off-highway applications. Regulations in these categories typically control nitrogen oxides (NOx), particulate matter (PM) and GHG. The current on-highway NOx and PM emission standards came into effect in India on April 1, 2020, (Bharat Stage VI), China on July 1, 2019, (National Standard NS VI), the European Union (EU) on January 1, 2013, (Euro VI) and on January 1, 2010, for the EPA. To meet these regulations, mid-range and heavy-duty engines for India, China, EU and EPA require NOx aftertreatment. NOx reduction is achieved by an integrated technology solution comprised of the XPI High Pressure Common Rail fuel system, SCR technology (in some cases), next-generation cooled EGR, advanced electronic controls, proven air handling and the Cummins Diesel Particulate Filter (DPF). The Ministry of Road Transport and Highways, Ministry of Ecology and Environment, EU, EPA and CARB certified that our engines meet the current emission requirements. Emission standards in international markets, including Japan, Mexico, Australia, Brazil and Russia are becoming more stringent. We believe that our experience in meeting the EU and EPA emission standards leaves us well positioned to take advantage of opportunities in these markets as the need for emission control capability grows.
In 2013, we certified to EPA's first ever GHG regulations for on-highway medium and heavy-duty engines. Additionally, the EPA's 2013 regulations added the requirement of on-board diagnostics, which were introduced on the ISX 15 in 2010, across the full on-highway product line while maintaining the same near-zero emission levels of NOx and PM required in 2010. On-board diagnostics provide enhanced service capability with standardized diagnostic trouble codes, service tool interface, in-cab warning lamp and service information availability. The new GHG and fuel-efficiency regulations were required for all heavy-duty diesel and natural gas engines beginning in January 2014. Our GHG certification was the first engine certificate issued by the EPA and uses the same proven base engine with the XPI fuel system, variable geometry turbocharger (VGTTM) and Cummins aftertreatment system with DPF and SCR technology. Application of these engines and aftertreatment technologies continues in our products that comply with the 2021 GHG regulations.
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

Other Environmental Statutes and Regulations
Expenditures for environmental control activities and environmental remediation projects at our facilities in the U.S. were not a substantial portion of our annual expenses and are not expected to be material in 2022. We believe we are in compliance in all material respects with laws and regulations applicable to our plants and operations.
In the U.S., pursuant to notices received from federal and state agencies and/or defendant parties in site environmental contribution actions, we were identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended or similar state laws, at fewer than 20 waste disposal sites.
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
HUMAN CAPITAL RESOURCES
At December 31, 2021, we employed approximately 59,900 persons worldwide. Approximately 21,200 of our employees worldwide are represented by various unions under collective bargaining agreements that expire between 2022 and 2026.
Throughout our company’s 100-year history, we always recognized that people drive the strength of our business and our ability to effectively serve our clients and sustain our competitive position. We are focused on harmonizing our approach to talent to provide seamless opportunities and better experiences to our employees around the world. The disruptive events in 2020 and 2021 highlighted the importance for us to complete the strategic work in Human Resources to encourage all employees to reach their full potential. This strategy has key focus areas: creating a diverse and inclusive work environment; engaging employees and their families in improving wellness; developing self-aware and effective leaders; and extending our talent management philosophies in performance management, compensation management, competency building, and access to development opportunities to all employees.
Leadership and Talent Management
Managing our human capital resources is a key focus of the company. In 2020, the Board recast our Compensation Committee as the Talent Management and Compensation Committee to reflect the Board’s commitment to overseeing and providing guidance to our leadership team in this important work.
We strive to create a leadership culture that begins with authentic leaders who create an outstanding place to work by encouraging all employees to achieve their full potential. We encourage leaders to connect our people and their work to our mission, vision, values, brand promise and strategies of the company, motivating and giving them a higher sense of purpose. We have developed leadership and employee development programs for employees ranging from the manufacturing floor and technicians through middle management and executive development. When an individual joins Cummins, we are committed to providing both that employee and their manager with the tools and resources to manage their career and navigate in a large global organization. Through our Talent Management strategy our goal is to provide all employees access to the development and career opportunities that a global company enables.
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
When designing our base pay compensation ranges, we do market analysis to be sure ranges are current and our employees are advancing their earning potential. We also do annual compensation studies to assess market movement, pay equity and living wages. For example, in 2018, we conducted a living wage analysis globally as we strive to ensure our employees were making a living wage in the countries they live and work. We incorporated this living wage assessment into our annual compensation structure to work to ensure that current and new hires never fall below this threshold. In the U.S. for example, the living wage in 2019 was $15 per hour, although most positions pay more than that. We review wages globally as we continuously work to ensure we are fair, equitable, competitive and can attract and retain the best talent.
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
Our response to the COVID-19 global pandemic illustrated our commitment to safety. To support both our customers and communities, we made keeping employees safe our top priority. Most of our employees who can work from home have done so since the outbreak of the pandemic and we provided them with the tools and support to do so. This allowed us to focus resources and investments on our engineering and production facilities. In those facilities, we have taken many steps to protect the health and safety of our people, including:
•Masks required inside open plants and facilities.
•Redesigned exits, entrances and production lines to encourage social distancing.
•Expanded healthcare and leave programs to support employees and their families.
•Manufacturing our own face masks to provide to our employees free of charge.
•In 2021, we launched an aggressive global effort to acquire vaccines and provide them onsite or near-site to our employees, their families and other stakeholders. By partnering with governments and health care providers, we facilitated the delivery of over 45,000 doses of approved vaccines to employees at or near the workplace. This includes over 5,000 shots in the U.S., over 30,000 shots in India and over 10,000 shots in Mexico.
Diversity, Equity and Inclusion
Diversity, equity and inclusion at all levels of the company are critical to our ability to innovate, to win in the marketplace and to create sustainable success. Having diverse, equitable and inclusive workplaces allows us to attract and retain the best employees to deliver results for our shareholders. This is exemplified by the composition of the Board of which 5 of 13 directors are female and 5 of 13 directors are ethnically diverse. In addition, over 50 percent of our executive team is female, and 45 percent of our leadership team is female. We disclose publicly the percentage of women in supervisory roles and the overall workforce. We also launched several initiatives to increase representation of minorities in the workplace. We created a Global Inclusion Leadership Council to oversee more than 100 employee resource groups around the world to provide opportunities to employees from all backgrounds for leadership training, cross cultural learning and professional development. In 2020, we launched Cummins Advocating for Racial Equity (CARE), which seeks to drive a sustainable impact in dismantling institutional racism and creating systemic equity. CARE now has hundreds of employees engaged and has deployed over $20 million in funding to fight racial injustice in the U.S.
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
We also have a Corporate Governance webpage. You can access our Governance Documents webpage through our internet site, www.cummins.com, by clicking on the heading "About" followed by "Cummins Inc. Investor Website" then "Board & ESG" and finally the "Governance Documents" link. Code of Conduct, Committee Charters and other governance documents are included at this site. Our Code of Conduct applies to all employees, regardless of their position or the country in which they work. It also applies to the employees of any entity owned or controlled by us. We will post any amendments to the Code of Conduct and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange LLC (NYSE), on our internet site. The information on our internet site is not incorporated by reference into this report.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Following are the names and ages of our executive officers, their positions with us at January 31, 2022 and summaries of their backgrounds and business experience:

Name and Age	Present Cummins Inc. position and year appointed to position	Principal position during the past five years other than Cummins Inc. position currently held
N. Thomas Linebarger (59)	Chairman of the Board of Directors and Chief Executive Officer (2012)
Livingston L. Satterthwaite (61)	Vice Chairman (2021)	President and Chief Operating Officer (2019-2021) Vice President and President—Distribution Business (2015-2019)
Jennifer Rumsey (48)	President and Chief Operating Officer (2021)	Vice President and President—Components (2019-2020) Vice President—Chief Technical Officer (2015-2019)
Sherry A. Aaholm (59)	Vice President—Chief Digital Officer (2021)	Vice President—Chief Information Officer (2013-2021)
Sharon R. Barner (64)	Vice President—Chief Administrative Officer and Corporate Secretary (2021)	Vice President—General Counsel and Corporate Secretary (2020-2021) Vice President—General Counsel (2012-2020)
John D. Brockhaus (47)	Vice President—Human Resources Operations (2021)	Vice President—Human Resources Technology and Strategy (2020-2021) Executive Director—Human Resources Strategy (2017-2020) Executive Director—Broad Based and Executive Compensation (2014-2017)
Mary T. Chandler (61)	Vice President—Community Relations and Corporate Responsibility (2016)	Chief Executive Officer—The Cummins Foundation Inc. (2015-present)
Christopher C. Clulow (50)	Vice President—Controller (2017)	Controller—Components (2015-2017)
Jill E. Cook (58)	Vice President—Chief Human Resources Officer (2003)
Amy R. Davis (52)	Vice President and President—New Power (2020)	Vice President—Cummins Filtration (2018-2020) General Manager—Filtration Business (2015-2018)
Tracy A. Embree (48)	Vice President and President— Distribution Business (2019)	Vice President and President— Components (2015-2019)
Walter J. Fier (57)	Vice President—Chief Technical Officer (2019)	Vice President—Engineering, Engine Business (2015-2019)
Donald G. Jackson (52)	Vice President—Treasury and Tax (2020)	Vice President—Treasurer (2015-2020)
Melina M. Kennedy (52)	Vice President—Product Compliance and Regulatory Affairs (2019)	Executive Director—Pick-up Truck, Engine Business (2018-2019) Executive Director—Rail & Defense (2017-2018) General Manager—Rail & Defense (2014-2017)
Nicole Y. Lamb-Hale (55)	Vice President—General Counsel (2021)	Managing Director and Washington, DC City Leader—Kroll (2020-2021) Managing Director—Kroll (2016-2020)
Mahesh M. Narang (46)	Vice President and President—Components (2021)	Vice President and President—Cummins Emissions Solutions (2017-2021) Vice President and General Manager—Cummins Turbo Technologies (2015-2017)
Earl Newsome (59)	Vice President—Chief Information Officer (2021)	Chief Information Officer, Americas IT—Linde (2019-2021) Global Chief Information Officer and Vice President—Praxair, Inc. (2016-2019)

Norbert Nusterer (53)	Vice President and President—Power Systems (2016)
Srikanth Padmanabhan (57)	Vice President and President—Engine Business (2016)
Mark A. Smith (54)	Vice President—Chief Financial Officer (2019)	Vice President—Financial Operations (2016-2019)
Nathan R. Stoner (44)	Vice President—China ABO (2020)	General Manager—Partnerships and EBU China Joint Venture Business (2018-2020) General Manager—Power Systems Business, China (2016-2018)
Jeffrey T. Wiltrout (41)	Vice President—Corporate Strategy (2022)	Executive Director—Corporate Development (2021-2022) Strategy Director—Power Systems Business Unit (2018-2021) Corporate Strategy Director (2016-2018)

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
GOVERNMENT REGULATION
We are conducting a formal internal review of our emission certification process and compliance with emission standards with respect to our pick-up truck applications and are working with the EPA and CARB to address their questions about these applications. Due to the continuing nature of our formal internal review and on-going discussions with the EPA and CARB, we cannot predict the final results of this formal review and these regulatory processes, nor whether, or the extent to which, they could have a material adverse impact on our results of operations and cash flows.
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

We operate our business on a global basis and changes in international, national and regional trade laws, regulations and policies affecting and/or restricting international trade could adversely impact the demand for our products and our competitive position.
We manufacture, sell and service products globally and rely upon a global supply chain to deliver the raw materials, components, systems and parts that we need to manufacture and service our products. Changes in laws, regulations and government policies on foreign trade and investment can affect the demand for our products and services, cause non-U.S. customers to shift preferences toward domestically manufactured or branded products and impact the competitive position of our products or prevent us from being able to sell products in certain countries. Our business benefits from free trade agreements, such as the United States-Mexico-Canada Agreement and the U.S. trade relationship with China, Brazil and France and efforts to withdraw from, or substantially modify such agreements or arrangements, in addition to the implementation of more restrictive trade policies, such as more detailed inspections, higher tariffs (including, but not limited to, additional tariffs on the import of steel or aluminum and imposition of new or retaliatory tariffs against certain countries, including based on developments in U.S., China and Russia relations), import or export licensing requirements and exchange controls or new barriers to entry, could limit our ability to capitalize on current and future growth opportunities in international markets, impair our ability to expand the business by offering new technologies, products and services, and could adversely impact our production costs, customer demand and our relationships with customers and suppliers. Any of these consequences could have a material adverse effect on our results of operations, financial condition and cash flows.
Embargoes, sanctions and export controls imposed by the U.S. and other governments restricting or prohibiting transactions with certain persons or entities, including financial institutions, to certain countries or regions, or involving certain products, limit the sales of our products. Embargoes, sanctions and export control laws are changing rapidly for certain geographies, including with respect to China and Russia. In particular, changing U.S. export controls and sanctions on China, as well as other restrictions affecting transactions involving China and Chinese parties and Russian and Russian parties, could affect our ability to collect receivables, provide aftermarket and warranty support for our products, sell products and otherwise impact our reputation and business, any of which could have a material adverse effect on our results of operations, financial condition and cash flows.
The U.S. government’s pending rules and regulations concerning mandatory COVID-19 vaccination of U.S.-based employees of companies that work on or in support of federal contracts could materially and adversely affect our results of operations, financial condition and cash flows.
On September 9, 2021, President Biden issued an executive order requiring all employers with U.S. government contracts to ensure that their U.S.-based employees, contractors and subcontractors, that work on or in support of U.S. government contracts, are fully vaccinated against COVID-19 as required by the executive order. The executive order includes on-site and remote U.S.-based employees, contractors and subcontractors and provides for limited medical and religious exceptions. As of December 2021, the executive order has been put on hold by numerous federal courts, pending a final outcome by one or more federal appellate courts and possibly the U.S. Supreme Court. In the meantime, we continue to track the status of our federal contracts and otherwise prepare for the possible implementation of the order.

It is currently not possible to predict with certainty the impact the executive order will have on our workforce if it survives the legal challenges. Additional vaccine mandates may be announced in jurisdictions in which our businesses operate. Our implementation of these requirements may result in attrition, including attrition of critically skilled labor, and difficulty securing future labor needs, which could materially and adversely affect our results of operations, financial condition and cash flows.
Unanticipated changes in our effective tax rate, the adoption of new tax legislation or exposure to additional income tax liabilities could adversely affect our profitability.
We are subject to income taxes in the U.S. and numerous international jurisdictions. Our income tax provision and cash tax liability in the future could be adversely affected by the adoption of new tax legislation, changes in earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and the discovery of new information in the course of our tax return preparation process. The carrying value of deferred tax assets, which are predominantly in the U.S., is dependent on our ability to generate future taxable income in the U.S. We are also subject to ongoing tax audits. These audits can involve complex issues, which may require an extended period of time to resolve and can be highly judgmental. Tax authorities may disagree with certain tax reporting positions taken by us and, as a result, assess additional taxes against us. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. The amounts ultimately paid upon resolution of these or subsequent tax audits could be materially different from the amounts previously included in our income tax provision and, therefore, could have a material impact on our tax provision.
Our global operations are subject to laws and regulations that impose significant compliance costs and create reputational and legal risk.
Due to the international scope of our operations, we are subject to a complex system of commercial and trade regulations around the world. Recent years have seen an increase in the development and enforcement of laws regarding trade compliance and anti-

corruption, such as the U.S. Foreign Corrupt Practices Act and similar laws from other countries, as well as new regulatory requirements regarding data privacy, such as the European Union General Data Protection Regulation. Our numerous foreign subsidiaries, affiliates and joint venture partners are governed by laws, rules and business practices that differ from those of the U.S. The activities of these entities may not comply with U.S. laws or business practices or our Code of Business Conduct. Violations of these laws may result in severe criminal or civil sanctions, could disrupt our business and result in an adverse effect on our reputation, business and results of operations, financial condition and cash flows. We cannot predict the nature, scope or effect of future regulatory requirements to which our operations might be subject or the manner in which existing laws might be administered or interpreted.
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
In an effort to limit greenhouse gas emissions and combat climate change, multiple countries and cities have announced that they plan to implement a ban on the use in their countries or cities of diesel-powered products in the near or distant future. These countries include China, India and Germany. In addition, California government officials have called for the state to phase out sales of certain diesel-powered vehicles by 2035. To the extent that these types of bans are actually implemented in the future on a broad basis, or in one or more of our key markets, our diesel business over the long-term could experience material adverse impacts.
BUSINESS CONDITIONS / DISRUPTIONS
We are vulnerable to raw material, transportation and labor price fluctuations and supply shortages, which impacted and could continue to impact our results of operations, financial condition and cash flows.
We are experiencing supply chain disruptions and related challenges throughout the supply chain. We single source a significant number of parts and raw materials critical to our business operations. Any delay in our suppliers' deliveries may adversely affect our operations at multiple manufacturing locations, forcing us to seek alternative supply sources to avoid serious disruptions. Delays may be caused by factors affecting our suppliers (including the COVID-19 pandemic, capacity constraints, port congestion, labor disputes, economic downturns, availability of credit or impaired financial condition), suppliers' allocations to other purchasers, weather emergencies, natural disasters, acts of government or acts of war or terrorism. In particular, if the COVID-19 pandemic continues and results in extended periods of travel, commercial and other restrictions, we could continue to incur global supply disruptions. Any extended delay in receiving critical supplies could impair our ability to deliver products to our customers and have a material adverse effect on our results of operations, financial condition and cash flows.
In addition, the current economic environment has resulted, and may continue to result, in price volatility and inflation of many of our raw material, transportation and other costs. Further, the labor market for skilled manufacturing remains tight as the U.S. economy recovers after the COVID-19 pandemic shutdowns, and our labor costs have increased as a result. Material, transportation, labor and other cost inflation has impacted and could continue to impact our results of operations, financial condition and cash flows.
We face the challenge of accurately aligning our capacity with our demand.
Our markets are cyclical in nature and we face periods when demand fluctuates significantly higher or lower than our normal operating levels, including variability driven by supply chain inconsistency. Accurately forecasting our expected volumes and appropriately adjusting our capacity are important factors in determining our results of operations and cash flows. We manage our capacity by adjusting our manufacturing workforce, capital expenditures and purchases from suppliers. In periods of weak demand we may face under-utilized capacity and un-recovered overhead costs, while in periods of strong demand we may experience unplanned costs and could fail to meet customer demand. We cannot guarantee that we will be able to adequately adjust our manufacturing capacity in response to significant changes in customer demand, which could harm our business. If we do not accurately align our manufacturing capabilities with demand it could have a material adverse effect on our results of operations, financial condition and cash flows.

We derive significant earnings from investees that we do not directly control, with more than 50 percent of these earnings from our China-based investees.
For 2021, we recognized $506 million of equity, royalty and interest income from investees, compared to $452 million in 2020. Approximately half of our equity, royalty and interest income from investees is from three of our 50 percent owned joint ventures in China - Beijing Foton Cummins Engine Co., Ltd., Dongfeng Cummins Engine Company, Ltd. and Chongqing Cummins Engine Company, Ltd. Although a significant percentage of our net income is derived from these unconsolidated entities, we do not unilaterally control their management or their operations, which puts a substantial portion of our net income at risk from the actions or inactions of these entities. A significant reduction in the level of contribution by these entities to our net income would likely have a material adverse effect on our results of operations and cash flows.
Our truck manufacturers and OEM customers discontinuing outsourcing their engine supply needs, financial distress, particularly related to bankruptcy or a change-in-control of one of our large truck OEM customers, could have a material adverse impact on our results of operations, financial condition and cash flows.
We recognize significant sales of engines and components to a few large on-highway truck OEM customers which have been an integral part of our positive business results for several years. Many are truck manufacturers or OEMs that manufacture engines for some of their own vehicles. Despite their own engine manufacturing abilities, these customers have historically chosen to outsource certain types of engine production to us due to the quality of our engine products, our emission compliance capabilities, our systems integration, their customers' preferences, their desire for cost reductions, their desire for eliminating production risks and their desire to maintain company focus. However, there can be no assurance that these customers will continue to outsource, or outsource as much of, their engine production in the future. In addition, increased levels of OEM vertical integration could result from a number of factors, such as shifts in our customers' business strategies, acquisition by a customer of another engine manufacturer, the inability of third-party suppliers to meet product specifications and the emergence of low-cost production opportunities in foreign countries. Any significant reduction in the level of engine production outsourcing from our truck manufacturer or OEM customers, financial distress of one of our large truck OEM customers due to bankruptcy or a change-in-control, could likely lead to significant reductions in our sales volumes, commercial disputes, receivable collection issues, and other negative consequences that could have a material adverse impact on our results of operations, financial condition and cash flows.
PRODUCTS AND TECHNOLOGY
Our products are subject to recall for performance or safety-related issues.
Our products are subject to recall for performance or safety-related issues. Product recalls subject us to reputational risk, loss of current and future customers, reduced revenue and product recall costs. Product recall costs are incurred when we decide, either voluntarily or involuntarily, to recall a product through a formal campaign to solicit the return of specific products due to known or suspected performance or safety issues. Any significant product recalls could have material adverse effects on our results of operations, financial condition and cash flows. See Note 13, "PRODUCT WARRANTY LIABILITY" to the Consolidated Financial Statements for additional information.
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
GENERAL
We may not complete the separation of our filtration business within the time frame we anticipate or at all. The separation may present difficulties that could have an adverse effect on us and/or the independent business resulting from the separation and/or costs associated with the separation may be higher than anticipated. Additionally, if we complete the separation, we may not realize some or all of the expected benefits of the separation.
In August 2021, we announced our exploration of strategic alternatives for our filtration business unit, including the potential separation of the business into a stand-alone company (the “separation”). Any separation would be complex in nature, and unanticipated developments or changes, including changes in law, the macroeconomic environment and market conditions or regulatory or political conditions may affect our ability to complete the separation, within the anticipated time frame or at all.
Whether or not the separation is completed, our businesses may face material challenges in connection with this transaction, including, without limitation:
•the diversion of management’s attention from ongoing business concerns and impact on our businesses as a result of the devotion of management’s attention to strategic alternatives for the filtration business, including the separation;
•maintaining employee morale and retaining key management and other employees;
•retaining existing business and operational relationships, including with customers, suppliers, employees and other counterparties, and attracting new business and operational relationships;
•execution and related risks in connection with financing transactions undertaken in connection with the separation;
•foreseen and unforeseen dis-synergy costs, costs of restructuring transactions (including taxes) and other significant costs and expenses; and
•any potential negative reactions from the financial markets resulting from the separation.
Any of these factors could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, if the separation is completed, the new independent company will incur ongoing costs, including costs of operating as an independent company, that the separated business will no longer be able to share. Those costs may exceed our estimates or could diminish the benefits we expect to realize from the separation.

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
We operate in challenging markets for talent and may fail to attract, develop and retain key personnel.
We depend on the skills, institutional knowledge, working relationships, and continued services and contributions of key personnel, including our leadership team and others at all levels of the company, as a critical part of our human capital resources. In addition, our ability to achieve our operating and strategic goals depends on our ability to identify, hire, train and retain qualified individuals. We compete with other companies both within and outside of our industry for talented personnel and we may lose key personnel or fail to attract other talented personnel. Any such loss or failure could have material adverse effects on our results of operations, financial condition and cash flows.
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
Concerns regarding climate change may lead to additional international, national, regional and local legislative and regulatory responses. Various stakeholders, including legislators and regulators, shareholders and non-governmental organizations, are continuing to look for ways to reduce GHG emissions. We could face risks to our brand reputation, investor confidence and market share due to an inability to innovate and develop new products that decrease GHG emissions. Increased input costs, such as fuel, utility, transportation and compliance-related costs could increase our operating costs and negatively impact customer operations and demand for our products. As the impact of any future GHG legislative or regulatory requirements on our global businesses and products is dependent on the timing, scope and design of the mandates or standards, we are currently unable to predict its potential impact which could have a material adverse effect on our results of operations, financial condition and cash flows.
Our information technology environment and our products are exposed to potential security breaches or other disruptions which may adversely impact our competitive position, reputation, results of operations, financial condition and cash flows.
We rely on the capacity, reliability and security of our information technology environment and data security infrastructure in connection with various aspects of our business activities. We also rely on our ability to expand and continually update these technologies and related infrastructure in response to the changing needs of our business. As we implement new technologies, they may not perform as expected. We face the challenge of supporting our older technologies and implementing necessary upgrades. In addition, some of these technologies are managed by third-party service providers and are not under our direct control. If we experience a problem with an important technology, including during upgrades and/or new implementations of technologies, the resulting disruptions could have an adverse effect on our business and reputation. As customers adopt and rely on cloud-based digital technologies and services we offer, any disruption of the confidentiality, integrity or availability of those services could have an adverse effect on our business and reputation.
The data handled by our technologies is vulnerable to security threats. Our operations routinely involve receiving, storing, processing and transmitting sensitive information pertaining to our business, customers, dealers, suppliers, employees and other sensitive matters. While we continually work to safeguard our information technology environment and mitigate potential risks, there is no assurance that these actions will be sufficient to prevent information technology security threats, such as security breaches, computer malware, ransomware attacks and other "cyber attacks," which are increasing in both frequency and sophistication, along with power outages or hardware failures. These threats could result in unauthorized public disclosures of information, create financial liability, subject us to legal or regulatory sanctions, disrupt our ability to conduct our business, result in the loss of intellectual property or damage our reputation with customers, dealers, suppliers and other stakeholders. As a result of the COVID-19 pandemic a large percentage of our salaried employees continue to work remotely full or part-time. This remote working environment may pose a heightened risk for security breaches or other disruptions of our information technology environment.
In addition, our products, including our engines, contain interconnected and increasingly complex technologies that control various processes and these technologies are potentially subject to "cyber attacks" and disruption. The impact of a significant information technology event on either our information technology environment or our products could have a material adverse effect on our competitive position, reputation, results of operations, financial condition and cash flows.
We are exposed to political, economic and other risks that arise from operating a multinational business. Greater political, economic and social uncertainty and the evolving globalization of businesses could significantly change the dynamics of our competition, customer base and product offerings and impact our growth globally.
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
•required compliance with a variety of foreign laws and regulations; and
•changes in general economic and political conditions, including changes in relationship with the U.S., in countries where we operate, particularly in China, Russia and emerging markets.
As we continue to operate and grow our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other related risks. There can be no assurance that the consequences of these and other factors relating to our multinational operations will not have a material adverse effect upon us.
In addition, there continues to be significant uncertainty about the future relationships between the U.S. and China and the U.S. and Russia, including with respect to trade policies, treaties, government regulations and tariffs. Any increased trade barriers or restrictions on global trade, especially trade with China or Russia, could adversely impact our competitive position, results of operations, financial condition and cash flows.
We face significant competition in the regions we serve.
The markets in which we operate are highly competitive. We compete worldwide with a number of other manufacturers and distributors that produce and sell similar products. We primarily compete with diesel engines and related diesel products; however, new technologies continue to be developed for gasoline, natural gas, hydrogen, electrification and other technologies, and we will continue to face new competition from these expanding technologies. Our products primarily compete on the basis of performance, price, total cost of ownership, fuel economy, emissions compliance, speed of delivery, quality and customer support. We also face competitors in some emerging regions who have established local practices and long standing relationships with participants in these markets. There can be no assurance that our products will be able to compete successfully with the products of other companies and in other markets.
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
At December 31, 2021, we employed approximately 59,900 persons worldwide. Approximately 21,200 of our employees worldwide were represented by various unions under collective bargaining agreements that expire between 2022 and 2026. While we have no reason to believe that we will be materially impacted by work stoppages or other labor matters, there can be no assurance that future issues with our labor unions will be resolved favorably or that we will not encounter future strikes, work stoppages, or other types of conflicts with labor unions or our employees. Any of these consequences may have an adverse effect on us or may limit our flexibility in dealing with our workforce. In addition, many of our customers and suppliers have unionized work forces. Work stoppages or slowdowns experienced by us, our customers or suppliers could result in slowdowns or closures that would have a material adverse effect on our results of operations, financial condition and cash flow.
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

Significant declines in current and future financial and stock market conditions could cause material losses in our pension plan assets, which could result in increased pension cost in future years and adversely impact our results of operations, financial condition and cash flow. Depending upon the severity and length of market declines and government regulatory changes, we may be legally obligated to make pension payments in the U.S. and perhaps other countries and these contributions could be material.
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
Germany: Marktheidenfeld
India: Pune, Dewas, Pithampur, Phaltan, Rudrapur
Mexico: Ciudad Juarez, San Luis Potosi
South Korea: Suwon
U.K.: Darlington, Huddersfield

Power Systems	Indiana: Elkhart, Seymour	Brazil: Sao Paulo
	Minnesota: Fridley	China: Wuxi, Wuhan
	New Mexico: Clovis	India: Pune, Ahmednagar, Ranjangaon, Phaltan
Mexico: San Luis Potosi
Romania: Craiova
U.K.: Daventry
Nigeria: Lagos

New Power	Indiana: Columbus	Belgium: Oevel
Canada: Mississauga
Germany: Herten

In addition, engines and engine components are manufactured by joint ventures or independent licensees at manufacturing plants in the U.S., China, India, Japan, Sweden, U.K. and Mexico.

Distribution Facilities
The principal distribution facilities that serve all of our segments are as follows:

U.S. Facilities	Facilities Outside the U.S.
Arizona: Avondale	Australia: Mackay, Perth
Colorado: Henderson	China: Beijing
Minnesota: White Bear Lake	South Africa: Johannesburg
Texas: Dallas	U.K.: Wellingborough
Utah: West Valley City

Supply Chain Facilities
The principal supply chain facilities that serve all of our segments are as follows:

U.S. Facilities	Facilities Outside the U.S.
Georgia: Atlanta	Belgium: Rumst
Indiana: Columbus, Indianapolis	China: Beijing, Shanghai, Wuhan
Kentucky: Walton	India: Phaltan, Pithampur, Pune
Pennsylvania: Harrisburg	Mexico: San Luis Potosi
South Carolina: Charleston	U.K.: Daventry
Tennessee: Memphis
Texas: Arlington

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
At December 31, 2021, there were approximately 2,525 holders of record of Cummins Inc.'s $2.50 par value common stock.

The following information is provided pursuant to Item 703 of Regulation S-K:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
October 4 - November 7	263,999	$232.40	263,999	$704
November 8 - December 5	91,173	221.23	91,173	684
December 6 - December 31	426,672	215.99	426,672	2,592
Total	781,844	222.14	781,844

(1) Shares purchased represent shares under the Board authorized share repurchase program.
(2) Shares repurchased under our Key Employee Stock Investment Plan only occur in the event of a participant default, which cannot be predicted, and were excluded from this column.

In December 2021, the Board of Directors (the Board) authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the 2019 repurchase plan. In December 2019, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the 2018 repurchase plan. During the three months ended December 31, 2021, we repurchased $174 million of common stock under the 2019 authorization. The dollar value remaining available for future purchases under the 2019 program at December 31, 2021, was $592 million.
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
The following graph compares the cumulative total shareholder return on our common stock for the last five years with the cumulative total return on the S&P 500 Index and an index of peer companies selected by us. Our peer group includes BorgWarner Inc., Caterpillar, Inc., Daimler AG, Deere & Company, Donaldson Company Inc., Eaton Corporation, Emerson Electric Co., Fortive Corporation, W.W. Grainger Inc., Honeywell International, Illinois Tool Works Inc., PACCAR, Parker-Hannifin Corporation, Textron Inc. and Volvo AB. Each of the measures of cumulative total return assumes reinvestment of dividends. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
AMONG CUMMINS INC., S&P 500 INDEX AND CUSTOM PEER GROUP

U.S. DOLLARS ($)
240
220
200
180
160
140
120
100
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Cummins Inc.
S&P 500 Index
Custom Peer Group

ASSUMES $100 INVESTED ON DECEMBER 31, 2016
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2021

ITEM 6.    [Reserved]

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
ORGANIZATION OF INFORMATION
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) was prepared to provide the reader with a view and perspective of our business through the eyes of management and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes to those financial statements. Our MD&A is presented in the following sections:
•EXECUTIVE SUMMARY AND FINANCIAL HIGHLIGHTS
•RESULTS OF OPERATIONS
•OPERATING SEGMENT RESULTS
•2022 OUTLOOK
•LIQUIDITY AND CAPITAL RESOURCES
•APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
The following is the discussion and analysis of changes in the financial condition and results of operations for fiscal year 2021 compared to fiscal year 2020. The discussion and analysis of fiscal year 2019 and changes in the financial condition and results of operations for fiscal year 2020 compared to fiscal year 2019 that are not included in this Form 10-K may be found in Part II, ITEM 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission (SEC) on February 10, 2021.
EXECUTIVE SUMMARY AND FINANCIAL HIGHLIGHTS
Overview
We are a global power leader that designs, manufactures, distributes and services diesel, natural gas, electric and hybrid powertrains and powertrain-related components including filtration, aftertreatment, turbochargers, fuel systems, controls systems, air handling systems, automated transmissions, electric power generation systems, batteries, electrified power systems, hydrogen production and fuel cell products. We sell our products to original equipment manufacturers (OEMs), distributors, dealers and other customers worldwide. We have long-standing relationships with many of the leading manufacturers in the markets we serve, including PACCAR Inc, Navistar International Corporation, Daimler Trucks North America and Stellantis N.V. We serve our customers through a service network of approximately 500 wholly-owned, joint venture and independent distributor locations and more than 10,000 Cummins certified dealer locations in approximately 190 countries and territories.
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

Our financial performance depends, in large part, on varying conditions in the markets we serve, particularly the on-highway, construction and general industrial markets. Demand in these markets tends to fluctuate in response to overall economic conditions. Our sales may also be impacted by OEM inventory levels, production schedules, stoppages and supply chain challenges. Economic downturns in markets we serve generally result in reduced sales of our products and can result in price reductions in certain products and/or markets. As a worldwide business, our operations are also affected by currency, political, economic, public health crises, epidemics or pandemics and regulatory matters, including adoption and enforcement of environmental and emission standards, in the countries we serve. As part of our growth strategy, we invest in businesses in certain countries that carry high levels of these risks such as China, Brazil, India, Mexico, Russia and countries in the Middle East and Africa. At the same time, our geographic diversity and broad product and service offerings have helped limit the impact from a drop in demand in any one industry or customer or the economy of any single country on our consolidated results.
COVID-19 Update
The outbreak of COVID-19 in early 2020 became a global pandemic with the resultant economic impacts evolving into a worldwide recession. The pandemic triggered a significant downturn in our markets globally, which negatively impacted our sales and results of operations during 2020. While the majority of the negative impacts to demand largely subsided in 2021, we are still experiencing supply chain disruptions and related financial impacts reflected as increased cost of sales. Our industry continues to be unfavorably impacted by supply chain constraints leading to shortages across multiple components categories and limiting our collective ability to meet end-user demand. Our customers are also experiencing other supply chain issues and slowing production. Should the supply chain issues continue for an extended period of time or worsen, the impact on our production and supply chain could have a material adverse effect on our results of operations, financial condition and cash flows. Our Board of Directors (the Board) continues to monitor and evaluate all of these factors and the related impacts on our business and operations, and we are diligently working to minimize the supply chain impacts to our business and to our customers.
2021 Results
A summary of our results is as follows:

	Years ended December 31,
In millions, except per share amounts	2021	2020	2019
Net sales	$24,021	$19,811	$23,571
Net income attributable to Cummins Inc.	2,131	1,789	2,260
Earnings per common share attributable to Cummins Inc.
Basic	$14.74	$12.07	$14.54
Diluted	14.61	12.01	14.48

Worldwide revenues improved 21 percent in 2021 compared to 2020, as we experienced higher demand in all operating segments and all geographic regions due to an improved economic environment and fewer effects from the COVID-19 pandemic. International demand (excludes the U.S. and Canada) improved by 27 percent compared to 2020, with higher sales in all geographic regions. The increase in international sales was principally due to higher demand in all components businesses (primarily emission solutions in India and Western Europe), industrial (especially mining) and power generation equipment (mainly in China and India), most distribution product lines and most off-highway markets (principally construction markets in Europe, Asia Pacific and China). Favorable foreign currency fluctuations impacted international sales by 3 percent (mainly the Chinese renminbi, Euro and Australian dollar). Net sales in the U.S. and Canada improved by 17 percent primarily due to increased demand in North American on-highway markets, which positively impacted all components businesses.
The following table contains sales and EBITDA (defined as earnings or losses before interest expense, income taxes, depreciation and amortization and noncontrolling interests) by operating segment for the years ended December 31, 2021 and 2020. See Note 22, "OPERATING SEGMENTS," to the Consolidated Financial Statements for additional information and a reconciliation of our segment information to the corresponding amounts in our Consolidated Statements of Net Income.

	Operating Segments
	2021			2020			Percent change
		Percent of Total			Percent of Total		2021 vs. 2020
In millions	Sales		EBITDA	Sales		EBITDA	Sales	EBITDA
Engine	$9,954	42%	$1,411	$8,022	41%	$1,235	24%	14%
Distribution	7,772	32%	731	7,136	36%	665	9%	10%
Components	7,665	32%	1,180	6,024	31%	961	27%	23%
Power Systems	4,415	18%	496	3,631	18%	343	22%	45%
New Power	116	1%	(223)	72	—%	(172)	61%	(30)%
Intersegment eliminations	(5,901)	(25)%	(74)	(5,074)	(26)%	76	16%	NM
Total	$24,021	100%	$3,521	$19,811	100%	$3,108	21%	13%

"NM" - not meaningful information

Cost of sales, selling, general and administrative and research, development and engineering expenses increased due to higher compensation costs (primarily driven by the restoration of 2020 salary reductions, higher variable compensation and 2020 salary increases deferred until 2021), which impacted the variances in gross margin and net income as well as all of our operating segments for the year ended December 31, 2021.
Net income attributable to Cummins Inc. for 2021 was $2.1 billion, or $14.61 per diluted share, on sales of $24.0 billion, compared to 2020 net income attributable to Cummins Inc. of $1.8 billion, or $12.01 per diluted share, on sales of $19.8 billion.
The increases in net income attributable to Cummins Inc. and earnings per diluted share was driven by higher net sales, increased gross margin, higher equity, royalty and interest income from investees (primarily in China due to stronger demand for trucks and construction equipment in the first half of the year), favorable foreign currency fluctuations (principally the Chinese renminbi and Australian dollar, partially offset by the Brazilian real and British pound) and a lower effective tax rate, partially offset by higher compensation expenses and incremental costs associated with supply chain constraints. The increase in gross margin was mainly due to higher volumes and favorable pricing, partially offset by higher compensation expenses, increased freight costs and higher material costs. The 1.0 percentage point decrease in gross margin as a percentage of net sales was primarily due to higher compensation expenses and increased freight costs due to supply chain constraints, which increased at a faster rate than the increase in net sales. Diluted earnings per common share for 2021 benefited $0.34 per share from fewer weighted-average shares outstanding, primarily due to the stock repurchase program.
We generated $2.3 billion of operating cash flows in 2021, compared to $2.7 billion in 2020. See the section titled "Cash Flows" in the "LIQUIDITY AND CAPITAL RESOURCES" section for a discussion of items impacting cash flows.
Our debt to capital ratio (total capital defined as debt plus equity) at December 31, 2021, was 30.7 percent, compared to 31.7 percent at December 31, 2020. The decrease was primarily due to a $412 million higher equity balance driven by strong returns on pension assets. At December 31, 2021, we had $3.2 billion in cash and marketable securities on hand and access to our $3.5 billion credit facilities, if necessary, to meet currently anticipated working capital, investment and funding needs.
In 2021, we repurchased $1.4 billion or 5.7 million shares of common stock. In December 2021, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the 2019 repurchase plan. See Note 15, "CUMMINS INC. SHAREHOLDERS' EQUITY" to the Consolidated Financial Statements for additional information.
On August 18, 2021, we entered into an amended and restated five-year revolving credit agreement, which allows us to borrow up to $2 billion of unsecured funds at any time prior to August 18, 2026. On August 18, 2021, we also entered into an amended and restated 364-day credit agreement, which allows us to borrow up to $1.5 billion of unsecured funds at any time prior to August 17, 2022. This credit agreement amended and restated the prior $1.5 billion 364-day credit facility that matured on August 18, 2021.
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

In 2021, the investment gain on our U.S. pension trust was 8.1 percent while our U.K. pension trust gain was 5.1 percent. Our global pension plans, including our unfunded and non-qualified plans, were 121 percent funded at December 31, 2021. Our U.S. defined benefit plan, which represented approximately 52 percent of the worldwide pension obligation, was 138 percent funded, and our U.K. defined benefit plan was 127 percent funded at December 31, 2021. We expect to contribute approximately $47 million in cash to our global pension plans in 2022. In addition, we expect our 2022 net periodic pension cost to approximate $33 million. See application of critical accounting estimates within MD&A and Note 10, "PENSIONS AND OTHER POSTRETIREMENT BENEFITS," to the Consolidated Financial Statements, for additional information concerning our pension and other postretirement benefit plans.
As of the date of this filing, our credit ratings and outlooks from the credit rating agencies remain unchanged.

RESULTS OF OPERATIONS

				Favorable/(Unfavorable)
	Years ended December 31,			2021 vs. 2020		2020 vs. 2019
In millions (except per share amounts)	2021	2020	2019	Amount	Percent	Amount	Percent
NET SALES	$24,021	$19,811	$23,571	$4,210	21%	$(3,760)	(16)%
Cost of sales	18,326	14,917	17,591	(3,409)	(23)%	2,674	15%
GROSS MARGIN	5,695	4,894	5,980	801	16%	(1,086)	(18)%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	2,374	2,125	2,454	(249)	(12)%	329	13%
Research, development and engineering expenses	1,090	906	1,001	(184)	(20)%	95	9%
Equity, royalty and interest income from investees	506	452	330	54	12%	122	37%
Restructuring actions	—	—	119	—	—%	119	100%
Other operating expense, net	(31)	(46)	(36)	15	33%	(10)	(28)%
OPERATING INCOME	2,706	2,269	2,700	437	19%	(431)	(16)%
Interest expense	111	100	109	(11)	(11)%	9	8%
Other income, net	156	169	243	(13)	(8)%	(74)	(30)%
INCOME BEFORE INCOME TAXES	2,751	2,338	2,834	413	18%	(496)	(18)%
Income tax expense	587	527	566	(60)	(11)%	39	7%
CONSOLIDATED NET INCOME	2,164	1,811	2,268	353	19%	(457)	(20)%
Less: Net income attributable to noncontrolling interests	33	22	8	(11)	(50)%	(14)	NM
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$2,131	$1,789	$2,260	$342	19%	$(471)	(21)%
Diluted earnings per common share attributable to Cummins Inc.	$14.61	$12.01	$14.48	$2.60	22%	$(2.47)	(17)%

"NM" - not meaningful information

				Favorable/(Unfavorable) Percentage Points
Percent of sales	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Gross margin	23.7%	24.7%	25.4%	(1.0)	(0.7)
Selling, general and administrative expenses	9.9%	10.7%	10.4%	0.8	(0.3)
Research, development and engineering expenses	4.5%	4.6%	4.2%	0.1	(0.4)

2021 vs. 2020
Cost of sales, selling, general and administrative and research, development and engineering expenses increased due to higher compensation costs (primarily driven by the restoration of 2020 salary reductions, higher variable compensation and 2020 salary increases deferred until 2021), which impacted the variances in gross margin and net income as well as all of our operating segments for the year ended December 31, 2021.
Net Sales
Net sales increased $4.2 billion, primarily driven by the following:
•Engine segment sales increased 24 percent principally due to higher volumes in global medium-duty truck markets and the North American heavy-duty truck and pick-up truck markets.
•Components segment sales increased 27 percent largely due to higher emission solutions demand in North America, India and Western Europe.
•Power Systems segment sales increased 22 percent primarily due to higher demand in power generation markets in China, India and North America and global mining markets.
•Distribution segment sales increased 9 percent mainly due to higher demand across all product lines in North America and improved demand in Russia, Asia Pacific, Africa and India.

•Favorable foreign currency fluctuations of 2 percent of total sales, primarily in the Chinese renminbi, Euro and Australian dollar.
•New Power segment sales increased 61 percent principally due to higher sales in North America.
Sales to international markets (excluding the U.S. and Canada), based on location of customers, were 44 percent of total net sales in 2021, compared with 42 percent of total net sales in 2020. A more detailed discussion of sales by segment is presented in the "OPERATING SEGMENT RESULTS" section.
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
Gross Margin
Gross margin increased $801 million and decreased 1.0 points as a percentage of sales. The increase in gross margin was mainly due to higher volumes and favorable pricing, partially offset by higher compensation expenses, increased freight costs and higher material costs. The 1.0 percentage point decrease in gross margin as a percentage of net sales was primarily due to higher compensation expenses and increased freight costs due to supply chain constraints, which increased at a faster rate than the increase in net sales. The provision for base warranties issued as a percentage of sales, was 2.1 percent in 2021 and 2.2 percent in 2020.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $249 million, primarily due to higher compensation expenses. Overall, selling, general and administrative expenses, as a percentage of sales, decreased to 9.9 percent in 2021 from 10.7 percent in 2020. The decrease in selling, general and administrative expenses as a percentage of sales was mainly due to net sales increasing at a faster rate than the increase in selling, general and administrative expenses.
Research, Development and Engineering Expenses
Research, development and engineering expenses increased $184 million, primarily due to higher compensation expenses and increased spending on consulting. Overall, research, development and engineering expenses, as a percentage of sales, decreased to 4.5 percent in 2021 from 4.6 percent in 2020, mainly due to net sales increasing at a faster rate than the increase in research, development and engineering expenses. Research activities continue to focus on development of new products to meet future emission standards around the world, improvements in fuel economy performance of diesel and natural gas-powered engines and related components as well as development activities around fully electric, hybrid and hydrogen powertrain solutions.
Equity, Royalty and Interest Income From Investees
Equity, royalty and interest income from investees increased $54 million, primarily due to higher earnings at Dongfeng Cummins Engine Co., Ltd., Tata Cummins Ltd. (excluding the 2020 benefits noted below) and Chongqing Cummins Engine Co., Ltd., as well as the absence of $13 million of impairment charges and an $8 million loss on sale of a joint venture both recorded in 2020. These increases were partially offset by the absence of a $37 million favorable adjustment ($18 million of which related to Tata Cummins Ltd.) as the result of tax changes within India's 2020-2021 Union Budget (India Tax Law Changes) passed in March 2020 and $18 million of technology fee revenue related to Tata Cummins Ltd., both recorded in 2020. See NOTE 4, "INCOME TAXES" to the Consolidated Financial Statements for additional information on India Tax Law Changes.
Our joint venture agreement for Cummins Westport, Inc. expired on December 31, 2021, and will not be renewed. Beginning in January 2022, engines previously sold through the joint venture will now be included in our consolidated results.

Other Operating Expense, Net
Other operating (expense) income, net was as follows:

	Years ended December 31,
In millions	2021	2020
Amortization of intangible assets	$(22)	$(22)
Loss on write-off of assets	(12)	(20)
Loss on sale of assets, net	(2)	(10)
Royalty income, net	9	5
Other, net	(4)	1
Total other operating expense, net	$(31)	$(46)

Interest Expense
Interest expense increased $11 million, primarily due to increased interest expense associated with our $2 billion senior unsecured notes issued in August of 2020, partially offset by lower commercial paper interest expense.
Other Income, Net
Other income, net was as follows:

	Years ended December 31,
In millions	2021	2020
Non-service pension and OPEB credit	$96	$65
Interest income	25	21
Gain on sale of land	18	—
Gain on marketable securities, net	6	9
Foreign currency gain, net	2	4
Gain on corporate owned life insurance	—	57
Other, net	9	13
Total other income, net	$156	$169

Income Tax Expense
Our effective tax rate for 2021 was 21.3 percent compared to 22.5 percent for 2020.
The year ended December 31, 2021, contained unfavorable net discrete tax items of $9 million, primarily due to $12 million of unfavorable provision to return adjustments related to the 2020 filed tax returns, partially offset by $3 million of favorable other discrete tax items.
The year ended December 31, 2020, contained $26 million of unfavorable net discrete tax items, primarily due to $33 million of unfavorable changes in tax reserves and $10 million of withholding tax adjustments, partially offset by $15 million of favorable changes due to the India Tax Law Change. The India Tax Law Change eliminated the dividend distribution tax and replaced it with a lower rate withholding tax as the burden shifted from the dividend payor to the dividend recipient for a net favorable income statement impact of $35 million. See NOTE 4, "INCOME TAXES" to the Consolidated Financial Statements for additional information on India Tax Law Changes.
The change in effective tax rate for the year ended December 31, 2021, versus year ended December 31, 2020, was primarily due to a $16 million decrease in net discrete tax items.
Our effective tax rate for 2022 is expected to approximate 21.5 percent, excluding any discrete tax items that may arise.
Net Income Attributable to Noncontrolling Interests
Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities. Noncontrolling interests in income of consolidated subsidiaries increased $11 million principally due to higher earnings at Cummins India Limited and Eaton Cummins Joint Venture, partially offset by the absence of a $19 million unfavorable adjustment as the result of India Tax Law Changes passed in March 2020. See NOTE 4, "INCOME TAXES" to the Consolidated Financial Statements for additional information on India Tax Law Changes.
Net Income Attributable to Cummins Inc. and Diluted Earnings Per Common Share Attributable to Cummins Inc.
Net income and diluted earnings per share attributable to Cummins Inc. decreased $342 million and $2.60 per share, respectively, primarily due to higher net sales, increased gross margin, higher equity, royalty and interest income from investees (primarily in China due to stronger demand for trucks and construction equipment in the first half of the year), favorable foreign currency fluctuations (principally the Chinese renminbi and Australian dollar, partially offset by the Brazilian real and British pound) and a lower effective tax rate, partially offset by higher compensation expenses and incremental costs associated with supply chain constraints. Diluted earnings per common share for 2021 benefited $0.34 per share from fewer weighted-average shares outstanding, primarily due to the stock repurchase program.
2020 vs. 2019
For prior year results of operations comparisons to 2019 see the Results of Operations section of our 2020 Form 10-K.
Comprehensive Income - Foreign Currency Translation Adjustment
The foreign currency translation adjustment was a net loss of $9 million and a net gain of $71 million for the years ended December 31, 2021 and 2020, respectively. The details were as follows:

	Years ended December 31,
	2021		2020
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly-owned subsidiaries	$(23)	Brazilian real, British pound, Indian rupee, Euro, partially offset by Chinese renminbi	$23	Chinese renminbi, partially offset by Brazilian real and British pound
Equity method investments	19	Chinese renminbi, partially offset by Indian rupee	58	Chinese renminbi
Consolidated subsidiaries with a noncontrolling interest	(5)	Indian rupee	(10)	Indian rupee
Total	$(9)		$71

2020 vs. 2019
For prior year foreign currency translation adjustment comparisons to 2019 see the Results of Operations section of our 2020 Form 10-K

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
The outbreak of COVID-19 in early 2020 became a global pandemic with the resultant economic impacts evolving into a worldwide recession. The pandemic triggered a significant downturn in our markets globally, which negatively impacted our sales and results of operations during 2020. While the majority of the negative impacts to demand largely subsided in 2021, we are still experiencing supply chain disruptions and related financial impacts reflected as increased cost of sales. Our industry continues to be unfavorably impacted by supply chain constraints leading to shortages across multiple components categories and limiting our collective ability to meet end-user demand. Our customers are also experiencing other supply chain issues and slowing production.
Following is a discussion of results for each of our operating segments.
For all prior year segment results comparisons to 2019 see the Results of Operations section of our 2020 Form 10-K.
Engine Segment Results
Financial data for the Engine segment was as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2021 vs. 2020		2020 vs. 2019
In millions	2021	2020	2019	Amount	Percent	Amount	Percent
External sales	$7,589	$5,925	$7,570	$1,664	28%	$(1,645)	(22)%
Intersegment sales	2,365	2,097	2,486	268	13%	(389)	(16)%
Total sales	9,954	8,022	10,056	1,932	24%	(2,034)	(20)%
Research, development and engineering expenses	399	290	337	(109)	(38)%	47	14%
Equity, royalty and interest income from investees	340	312	200	28	9%	112	56%
Interest income	8	9	15	(1)	(11)%	(6)	(40)%
Restructuring actions	—	—	18	—	—%	18	100%
Segment EBITDA	1,411	1,235	1,454	176	14%	(219)	(15)%

				Percentage Points		Percentage Points
Segment EBITDA as a percentage of total sales	14.2%	15.4%	14.5%		(1.2)		0.9

Sales for our Engine segment by market were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2021 vs. 2020		2020 vs. 2019
In millions	2021	2020	2019	Amount	Percent	Amount	Percent
Heavy-duty truck	$3,328	$2,648	$3,555	$680	26%	$(907)	(26)%
Medium-duty truck and bus	2,777	2,066	2,707	711	34%	(641)	(24)%
Light-duty automotive	1,912	1,547	1,804	365	24%	(257)	(14)%
Total on-highway	8,017	6,261	8,066	1,756	28%	(1,805)	(22)%
Off-highway	1,937	1,761	1,990	176	10%	(229)	(12)%
Total sales	$9,954	$8,022	$10,056	$1,932	24%	$(2,034)	(20)%

				Percentage Points		Percentage Points
On-highway sales as percentage of total sales	81%	78%	80%		3		(2)

Unit shipments by engine classification (including unit shipments to Power Systems and off-highway engine units included in their respective classification) were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	Amount	Percent	Amount	Percent
Heavy-duty	117,600	92,500	122,600	25,100	27%	(30,100)	(25)%
Medium-duty	273,800	220,900	283,400	52,900	24%	(62,500)	(22)%
Light-duty	273,300	215,800	245,900	57,500	27%	(30,100)	(12)%
Total unit shipments	664,700	529,200	651,900	135,500	26%	(122,700)	(19)%

2021 vs. 2020
Sales
Engine segment sales increased $1,932 million across all markets. The following were the primary drivers by market:
•Medium-duty truck and bus sales increased $711 million mainly due to higher global medium-duty demand, especially in North America, Brazil and Western Europe, partially offset by lower bus sales, mainly in North America and Western Europe.
•Heavy-duty truck engine sales increased $680 million principally due to higher volumes in North America with shipments up 37 percent.
•Light-duty automotive sales increased $365 million primarily due to higher pick-up sales in North America with shipments up 27 percent.
•Off-highway sales increased $176 million mainly due to increased demand in global construction markets, especially in Asia Pacific, Europe and North America.
Segment EBITDA
Engine segment EBITDA increased $176 million, primarily due to higher volumes and higher equity, royalty and interest income from investees mainly from our Chinese joint ventures, partially offset by increased compensation expenses, higher freight costs due to supply chain constraints and increased material costs.
Distribution Segment Results
Financial data for the Distribution segment was as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2021 vs. 2020		2020 vs. 2019
In millions	2021	2020	2019	Amount	Percent	Amount	Percent
External sales	$7,742	$7,110	$8,040	$632	9%	$(930)	(12)%
Intersegment sales	30	26	31	4	15%	(5)	(16)%
Total sales	7,772	7,136	8,071	636	9%	(935)	(12)%
Research, development and engineering expenses	48	31	28	(17)	(55)%	(3)	(11)%
Equity, royalty and interest income from investees	63	62	52	1	2%	10	19%
Interest income	7	4	15	3	75%	(11)	(73)%
Restructuring actions	—	—	37	—	—%	37	100%
Segment EBITDA	731	665	656	66	10%	9	1%

				Percentage Points		Percentage Points
Segment EBITDA as a percentage of total sales	9.4%	9.3%	8.1%		0.1		1.2

Sales for our Distribution segment by region were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2021 vs. 2020		2020 vs. 2019
In millions	2021	2020	2019	Amount	Percent	Amount	Percent
North America	$4,912	$4,696	$5,533	$216	5%	$(837)	(15)%
Asia Pacific	906	805	878	101	13%	(73)	(8)%
Europe	650	598	531	52	9%	67	13%
Russia	335	194	159	141	73%	35	22%
China	330	346	358	(16)	(5)%	(12)	(3)%
Africa and Middle East	259	200	235	59	30%	(35)	(15)%
India	198	150	201	48	32%	(51)	(25)%
Latin America	182	147	176	35	24%	(29)	(16)%
Total sales	$7,772	$7,136	$8,071	$636	9%	$(935)	(12)%

Sales for our Distribution segment by product line were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2021 vs. 2020		2020 vs. 2019
In millions	2021	2020	2019	Amount	Percent	Amount	Percent
Parts	$3,145	$2,931	$3,290	$214	7%	$(359)	(11)%
Power generation	1,762	1,692	1,784	70	4%	(92)	(5)%
Engines	1,499	1,250	1,518	249	20%	(268)	(18)%
Service	1,366	1,263	1,479	103	8%	(216)	(15)%
Total sales	$7,772	$7,136	$8,071	$636	9%	$(935)	(12)%

2021 vs. 2020
Sales
Distribution segment sales increased $636 million across all product lines. The following were the primary drivers by region:
•North American sales increased $216 million, representing 34 percent of the total change in Distribution segment sales, due to higher demand in all product lines.
•Improved demand in Russia, Asia Pacific, Africa and India.
•Favorable foreign currency fluctuations, primarily in the Australian dollar, Canadian dollar and Chinese renminbi.
Segment EBITDA
Distribution segment EBITDA increased $66 million, primarily due to higher volumes and favorable foreign currency fluctuations (especially the Australian dollar), partially offset by higher compensation expenses.

Components Segment Results
Financial data for the Components segment was as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2021 vs. 2020		2020 vs. 2019
In millions	2021	2020	2019	Amount	Percent	Amount	Percent
External sales	$5,932	$4,650	$5,253	$1,282	28%	$(603)	(11)%
Intersegment sales	1,733	1,374	1,661	359	26%	(287)	(17)%
Total sales	7,665	6,024	6,914	1,641	27%	(890)	(13)%
Research, development and engineering expenses	307	264	300	(43)	(16)%	36	12%
Equity, royalty and interest income from investees	50	61	40	(11)	(18)%	21	53%
Interest income	5	4	8	1	25%	(4)	(50)%
Restructuring actions	—	—	20	—	—%	20	100%
Segment EBITDA	1,180	961	1,097	219	23%	(136)	(12)%

				Percentage Points		Percentage Points
Segment EBITDA as a percentage of total sales	15.4%	16.0%	15.9%		(0.6)		0.1

Sales for our Components segment by business were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2021 vs. 2020		2020 vs. 2019
In millions	2021	2020	2019	Amount	Percent	Amount	Percent
Emission solutions	$3,499	$2,632	$3,122	$867	33%	$(490)	(16)%
Filtration	1,438	1,232	1,281	206	17%	(49)	(4)%
Turbo technologies	1,351	1,098	1,218	253	23%	(120)	(10)%
Electronics and fuel systems	899	754	759	145	19%	(5)	(1)%
Automated transmissions	478	308	534	170	55%	(226)	(42)%
Total sales	$7,665	$6,024	$6,914	$1,641	27%	$(890)	(13)%

2021 vs. 2020
Sales
Components segment sales increased $1,641 million across all businesses. The following were the primary drivers by business:
•Emission solutions sales increased $867 million primarily due to stronger demand in North America, India and Western Europe.
•Turbo technologies sales increased $253 million principally due to higher demand in North America and Western Europe.
•Filtration sales increased $206 million mainly due to stronger demand in North America, Europe, Latin America and Asia Pacific.
•Automated transmission sales increased $170 million principally due to higher demand in North America and expanded product offering in China.
•Favorable foreign currency fluctuations primarily in the Chinese renminbi and Euro.
Segment EBITDA
Components segment EBITDA increased $219 million, mainly due to higher volumes and favorable mix, partially offset by higher compensation expenses, increased material costs and higher freight costs due to supply chain constraints.

Power Systems Segment Results
Financial data for the Power Systems segment was as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2021 vs. 2020		2020 vs. 2019
In millions	2021	2020	2019	Amount	Percent	Amount	Percent
External sales	$2,650	$2,055	$2,670	$595	29%	$(615)	(23)%
Intersegment sales	1,765	1,576	1,790	189	12%	(214)	(12)%
Total sales	4,415	3,631	4,460	784	22%	(829)	(19)%
Research, development and engineering expenses	234	212	230	(22)	(10)%	18	8%
Equity, royalty and interest income from investees	56	21	38	35	NM	(17)	(45)%
Interest income	5	4	8	1	25%	(4)	(50)%
Restructuring actions	—	—	12	—	—%	12	100%
Segment EBITDA	496	343	512	153	45%	(169)	(33)%

				Percentage Points		Percentage Points
Segment EBITDA as a percentage of total sales	11.2%	9.4%	11.5%		1.8		(2.1)

"NM" - not meaningful information

Sales for our Power Systems segment by product line were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2021 vs. 2020		2020 vs. 2019
In millions	2021	2020	2019	Amount	Percent	Amount	Percent
Power generation	$2,515	$2,167	$2,518	$348	16%	$(351)	(14)%
Industrial	1,534	1,188	1,576	346	29%	(388)	(25)%
Generator technologies	366	276	366	90	33%	(90)	(25)%
Total sales	$4,415	$3,631	$4,460	$784	22%	$(829)	(19)%

2021 vs. 2020
Sales
Power Systems segment sales increased $784 million across all product lines. The following were the primary drivers:
•Power generation sales increased $348 million due to higher demand in China, India and North America.
•Industrial sales increased $346 million due to higher demand in global mining markets.
•Favorable foreign currency fluctuations primarily in the Chinese renminbi and British pound.
Segment EBITDA
Power Systems segment EBITDA increased $153 million, primarily due to higher volumes and increased earnings in equity, royalty and interest income from investees, partially offset by higher compensation expenses, increased freight costs due to supply chain constraints and higher material costs.
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

				Favorable/(Unfavorable)		Favorable/(Unfavorable)
	Years ended December 31,			2021 vs. 2020		2020 vs. 2019
In millions	2021	2020	2019	Amount	Percent	Amount	Percent
External sales	$108	$71	$38	$37	52%	$33	87%
Intersegment sales	8	1	—	7	NM	1	NM
Total sales	116	72	38	44	61%	34	89%
Research, development and engineering expenses	102	109	106	7	6%	(3)	(3)%
Equity, royalty and interest loss from investees	(3)	(4)	—	1	25%	(4)	NM
Restructuring actions	—	—	1	—	—%	1	100%
Segment EBITDA	(223)	(172)	(149)	(51)	(30)%	(23)	(15)%

"NM" - not meaningful information

New Power segment sales increased 61 percent principally due to increased sales in North America.

2022 OUTLOOK
COVID-19 Impacts
The outbreak of COVID-19 in early 2020 became a global pandemic with the resultant economic impacts evolving into a worldwide recession. The pandemic triggered a significant downturn in our markets globally, which negatively impacted our sales and results of operations during 2020. While the majority of the negative impacts to demand largely subsided in 2021, we are still experiencing supply chain disruptions and related financial impacts reflected as increased cost of sales. Our industry continues to be unfavorably impacted by supply chain constraints leading to shortages across multiple components categories and limiting our collective ability to meet end-user demand. Our customers are also experiencing other supply chain issues and slowing production. Should the supply chain issues continue for an extended period of time or worsen, the impact on our production and supply chain could have a material adverse effect on our results of operations, financial condition and cash flows. Our Board of Directors (the Board) continues to monitor and evaluate all of these factors and the related impacts on our business and operations, and we are diligently working to minimize the supply chain impacts to our business and to our customers.
Business Outlook
Our outlook reflects the following positive trends and challenges to our business that could impact our revenue and earnings potential in 2022.
Positive Trends
•We expect demand for pick-up trucks in North America to remain strong.
•We estimate North American medium-duty and heavy-duty truck demand will continue to improve.
•We believe market demand for trucks in India will continue the improvement trend from the second half of 2021.
•We anticipate our aftermarket business will continue to improve, driven primarily by increased truck utilization in North America.
•Our liquidity of $6.4 billion in cash, marketable securities and available credit facilities puts us in a strong position to deal with any uncertainties that may arise in 2022.
Challenges
•Supply constraints driven by strong demand in multiple end markets and regions may lead to increased costs, including higher freight and conversion costs.
•Continued increases in material and commodity costs could negatively impact earnings.
•Our industry's sales continue to be unfavorably impacted by supply chain constraints leading to shortages across multiple components categories and limiting our collective ability to meet end-user demand. Our customers are also experiencing other supply chain issues slowing production.
•We expect market demand in truck and construction markets in China to decline from 2021 full year levels.
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

Dollars in millions	December 31, 2021	December 31, 2020
Working capital (1)	$5,225	$5,562
Current ratio	1.74	1.88
Accounts and notes receivable, net	$3,990	$3,820
Days' sales in receivables	59	69
Inventories	$4,355	$3,425
Inventory turnover	4.6	4.2
Accounts payable (principally trade)	$3,021	$2,820
Days' payable outstanding	57	68
Total debt	$4,159	$4,164
Total debt as a percent of total capital	30.7%	31.7%

(1) Working capital includes cash and cash equivalents.

Cash Flows
Cash and cash equivalents were impacted as follows:

	Years ended December 31,			Change
In millions	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Net cash provided by operating activities	$2,256	$2,722	$3,181	$(466)	$(459)
Net cash used in investing activities	(873)	(719)	(1,150)	(154)	431
Net cash (used in) provided by financing activities	(2,227)	280	(2,095)	(2,507)	2,375
Effect of exchange rate changes on cash and cash equivalents	35	(11)	(110)	46	99
Net (decrease) increase in cash and cash equivalents	$(809)	$2,272	$(174)	$(3,081)	$2,446

2021 vs. 2020
Net cash provided by operating activities decreased $466 million, primarily due to higher working capital requirements of $724 million and a net decrease in changes in other liabilities of $195 million, partially offset by higher consolidated net income of $353 million and lower restructuring payments of $109 million. During 2021, higher working capital requirements resulted in a cash outflow of $359 million compared to a cash inflow of $365 million in 2020, mainly due to higher inventories, partially offset by higher accrued expenses.
Net cash used in investing activities increased $154 million, principally due to higher capital expenditures of $206 million, partially offset by favorable changes in cash flows from derivatives not designated as hedges of $45 million and increased proceeds from sale of land of $20 million.
Net cash used in financing activities increased $2,507 million, primarily due to lower proceeds from borrowings of $1,935 million, mainly resulting from our $2 billion bond issuance in 2020, and higher repurchases of common stock of $761 million, partially offset by lower net payments of commercial paper of $327 million.
The effect of exchange rate changes on cash and cash equivalents increased $46 million, primarily due to favorable fluctuations in the British pound of $55 million, partially offset by unfavorable fluctuations in the South Korean won, Chinese renminbi and Australian dollar.
2020 vs. 2019
For prior year liquidity comparisons see the Liquidity and Capital Resources section of our 2020 Form 10-K.

Sources of Liquidity
We generate significant ongoing cash flow. Cash provided by operations is our principal source of liquidity with $2.3 billion provided in 2021. At December 31, 2021, our sources of liquidity included:

	December 31, 2021
In millions	Total	U.S.	International	Primary location of international balances
Cash and cash equivalents	$2,592	$509	$2,083	China, Singapore, Netherlands, Belgium, Australia, Mexico, Canada
Marketable securities (1)	595	106	489	India
Total	$3,187	$615	$2,572
Available credit capacity
Revolving credit facilities (2)	$3,187
International and other uncommitted domestic credit facilities	$234

(1) The majority of marketable securities could be liquidated into cash within a few days.
(2) The five-year credit facility for $2.0 billion and the 364-day credit facility for $1.5 billion, maturing August 2026 and August 2022, respectively, are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. At December 31, 2021, we had $313 million of commercial paper outstanding, which effectively reduced the available capacity under our revolving credit facilities to $3.2 billion.

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
Debt Facilities and Other Sources of Liquidity
On August 18, 2021, we entered into an amended and restated five-year revolving credit agreement, which allows us to borrow up to $2 billion of unsecured funds at any time prior to August 18, 2026. On August 18, 2021, we also entered into an amended and restated 364-day credit agreement, which allows us to borrow up to $1.5 billion of unsecured funds at any time prior to August 17, 2022. This credit agreement amended and restated the prior $1.5 billion 364-day credit facility that matured on August 18, 2021. See Note 12, "DEBT," to our Consolidated Financial Statements for additional information.
We have access to committed credit facilities that total $3.5 billion, including the $1.5 billion 364-day facility that expires August 17, 2022 and our $2.0 billion five-year facility that expires on August 18, 2026. We intend to maintain credit facilities at the current or higher aggregate amounts by renewing or replacing these facilities at or before expiration. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and for general corporate purposes. Both credit agreements include various financial covenants, including, among others, maintaining a net debt to capital ratio of no more than 0.65 to 1.0. At December 31, 2021, our leverage ratio was 0.12 to 1.0. There were no outstanding borrowings under these facilities at December 31, 2021.
We can issue up to $3.5 billion of unsecured, short-term promissory notes (commercial paper) pursuant to the Board authorized commercial paper programs. The programs facilitate the private placement of unsecured short-term debt through third-party brokers. We intend to use the net proceeds from the commercial paper borrowings for general corporate purposes. The total combined borrowing capacity under the revolving credit facilities and commercial paper programs should not exceed $3.5 billion. See Note 12, "DEBT," to our Consolidated Financial Statements for additional information.
At December 31, 2021, we had $313 million of commercial paper outstanding, which effectively reduced the available capacity under our revolving credit facilities to $3.2 billion.

In the second half of 2021, we entered into a series of interest rate swaps to effectively convert our $500 million senior notes, due in 2025, from a fixed rate of 0.75 percent to a floating rate equal to the three-month LIBOR plus a spread. We also entered into a series of interest rate swaps to effectively convert $765 million of our $850 million senior notes, due in 2030, from a fixed rate of 1.50 percent to a floating rate equal to the three-month LIBOR plus a spread. The swaps were designated, and will be accounted for, as fair value hedges.
As a well-known seasoned issuer, we filed an automatic shelf registration for an undetermined amount of debt and equity securities with the SEC on February 13, 2019. Under this shelf registration we may offer, from time to time, debt securities, common stock, preferred and preference stock, depositary shares, warrants, stock purchase contracts and stock purchase units. We plan to file a new shelf registration statement in the first quarter of 2022, prior to the expiration of the shelf registration statement currently in effect.

In July 2017, the U.K.'s Financial Conduct Authority, which regulates the London Interbank Offered Rate (LIBOR), announced it intends to phase out LIBOR by the end of 2021. The cessation date for submission and publication of rates for certain tenors of LIBOR has since been extended until mid-2023. Various central bank committees and working groups continue to discuss replacement of benchmark rates, the process for amending existing LIBOR-based contracts and the potential economic impacts of different alternatives. The Alternative Reference Rates Committee has identified the Secured Overnight Financing Rate (SOFR) as its preferred alternative rate for U.S. dollar LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. We have evaluated the potential impact of the replacement of the LIBOR benchmark interest rate including risk management, internal operational readiness and monitoring the Financial Accounting Standards Board standard-setting process to address financial reporting issues that might arise in connection with transition from LIBOR to a new benchmark rate. While we do not believe the change will materially impact us due to our operational and system readiness coupled with relevant contractual fallback language, we continue to evaluate all eventual transition risks. In anticipation of LIBOR's phase out, our most recent revolving credit agreements include a well-documented transition mechanism for selecting a benchmark replacement rate for LIBOR, subject to our agreement. Additionally, with respect to our $1.3 billion in LIBOR-based fixed to variable rate swaps maturing in 2025 and 2030, we reviewed and believe our adherence to the 2020 LIBOR fallback protocol will allow for a smooth transition to the designated replacement rate when that transition occurs.
Supply Chain Financing
We currently have supply chain financing programs with financial intermediaries, which provide certain vendors the option to be paid by financial intermediaries earlier than the due date on the applicable invoice. When a vendor utilizes the program and receives an early payment from a financial intermediary, they take a discount on the invoice. We then pay the financial intermediary the face amount of the invoice on the regularly scheduled due date. The maximum amount that we may have outstanding under the program is $361 million. We do not reimburse vendors for any costs they incur for participation in the program and their participation is completely voluntary. As a result, all amounts owed to the financial intermediaries are presented as "Accounts payable" in our Consolidated Balance Sheets. Amounts due to the financial intermediaries reflected in accounts payable at December 31, 2021, were $147 million.
Uses of Cash
Stock Repurchases
In December 2021, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the 2019 repurchase plan. In December 2019, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the 2018 repurchase plan. For the year ended December 31, 2021, we made the following purchases under our stock repurchase program:

In millions (except per share amounts) For each quarter ended	Shares Purchased	Average Cost Per Share	Total Cost of Repurchases	Remaining Authorized Capacity (1)
April 4	1.7	$247.35	$418	$1,576
July 4	2.7	252.66	672	904
October 3	0.6	231.57	138	766
December 31	0.7	222.14	174	2,592
Total	5.7	244.73	$1,402

(1) The remaining $592 million authorized capacity under the 2019 plan was calculated based on the cost to purchase the shares, but excludes commission expenses in accordance with the authorized plan.

We intend to repurchase outstanding shares from time to time during 2022 to enhance shareholder value.

Dividends
Total dividends paid to common shareholders in 2021, 2020 and 2019 were $809 million, $782 million and $761 million, respectively. Declaration and payment of dividends in the future depends upon our income and liquidity position, among other factors, and is subject to declaration by the Board, who meets quarterly to consider our dividend payment. We expect to fund dividend payments with cash from operations.
In July 2021, the Board authorized an increase to our quarterly dividend of 7.4 percent from $1.35 per share to $1.45 per share. Cash dividends per share paid to common shareholders and the Board authorized increases for the last three years were as follows:

	Quarterly Dividends
	2021	2020	2019
First quarter	$1.35	$1.311	$1.14
Second quarter	1.35	1.311	1.14
Third quarter	1.45	1.311	1.311
Fourth quarter	1.45	1.35	1.311
Total	$5.60	$5.28	$4.90

Capital Expenditures
Capital expenditures, including spending on internal use software, were $786 million, $575 million and $775 million in 2021, 2020 and 2019, respectively. We continue to invest in new product lines and targeted capacity expansions. We plan to spend an estimated $850 million to $900 million in 2022 on capital expenditures, excluding internal use software, with over 60 percent of these expenditures expected to be invested in North America. In addition, we plan to spend an estimated $70 million to $80 million on internal use software in 2022.
Current Maturities of Short and Long-Term Debt
We had $313 million of commercial paper outstanding at December 31, 2021, that matures in less than one year. The maturity schedule of our existing long-term debt does not require significant cash outflows until 2023 when our 3.65 percent senior notes and 2025 when our 0.75 percent senior notes are due. Required annual long-term debt principal payments range from $24 million to $536 million over the next five years. See Note 12, "DEBT," to the Consolidated Financial Statements for additional information.
Pensions
Our global pension plans, including our unfunded and non-qualified plans, were 121 percent funded at December 31, 2021. Our U.S. defined benefit plan, which represented approximately 52 percent of the worldwide pension obligation, was 138 percent funded, and our U.K. defined benefit plan was 127 percent funded at December 31, 2021. The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans. In 2021, the investment gain on our U.S. pension trust was 8.1 percent while our U.K. pension trust gain was 5.1 percent. Approximately 69 percent of our pension plan assets are held in highly liquid investments such as fixed income and equity securities. The remaining 31 percent of our plan assets are held in less liquid, but market valued investments, including real estate, private equity, venture capital, opportunistic credit and insurance contracts.
We sponsor funded and unfunded domestic and foreign defined benefit pension plans. Contributions to the U.S. and U.K. plans were as follows:

	Years ended December 31,
In millions	2021	2020	2019
Defined benefit pension contributions	$78	$92	$121
Defined contribution pension plans	92	85	102

We anticipate making total contributions of approximately $47 million to our global defined benefit pension plans in 2022. Expected contributions to our defined benefit pension plans in 2022 will meet or exceed the current funding requirements.

Future Uses of Cash
A summary of our contractual obligations and other commercial commitments at December 31, 2021, are as follows:

Contractual Cash Obligations	Payments Due by Period
In millions	Current	Long-Term
Long-term debt and finance lease obligations (1)	$172	$5,463
Operating leases (1)	138	348
Capital expenditures	264	—
Purchase commitments for inventory	1,037	2
Other purchase commitments	383	59
Transitional tax liability	34	255
Other postretirement benefits	19	134
International and other domestic letters of credit	77	46
Performance and excise bonds	29	74
Guarantees, indemnifications and other commitments	25	14
Total	$2,178	$6,395

(1) Includes principal payments and expected interest payments based on the terms of the obligations.

The contractual obligations reported above exclude our unrecognized tax benefits of $89 million as of December 31, 2021. We are not able to reasonably estimate the period in which cash outflows relating to uncertain tax contingencies could occur. See Note 4, "INCOME TAXES," to the Consolidated Financial Statements for additional information.
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

Management's Assessment of Liquidity
Our financial condition and liquidity remain strong. Our solid balance sheet and credit ratings enable us to have ready access to credit and the capital markets. We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities. We believe our existing cash and marketable securities, operating cash flow and revolving credit facilities provide us with the financial flexibility needed to fund common stock repurchases, dividend payments, targeted capital expenditures, projected pension obligations, acquisitions, working capital and debt service obligations through 2022 and beyond. We continue to generate significant cash from operations and maintain access to our revolving credit facilities and commercial paper programs as noted above.
APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
A summary of our significant accounting policies is included in Note 1, "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES," of our Consolidated Financial Statements which discusses accounting policies that we selected from acceptable alternatives.
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
Warranty Programs
We estimate and record a liability for base warranty programs at the time our products are sold. Our estimates are based on historical experience and reflect management's best estimates of expected costs at the time products are sold and subsequent adjustment to those expected costs when actual costs differ. As a result of the uncertainty surrounding the nature and frequency of product recall programs, the liability for such programs is recorded when we commit to a recall action or when a recall becomes probable and estimable, which generally occurs when management internally approves or commits to the action. Our warranty liability is generally affected by component failure rates, repair costs and the point of failure within the product life cycle. Future events and circumstances related to these factors could materially change our estimates and require adjustments to our liability. New product launches require a greater use of judgment in developing estimates until historical experience becomes available. Product specific experience is typically available four or five quarters after product launch, with a clear experience trend evident eight quarters after launch. We generally record warranty expense for new products upon shipment using a preceding product's warranty history and a multiplicative factor based upon preceding similar product experience and new product assessment until sufficient new product data is available for warranty estimation. We then use a blend of actual new product experience and preceding product historical experience for several subsequent quarters and new product specific experience thereafter. Note 13, "PRODUCT WARRANTY LIABILITY," to our Consolidated Financial Statements contains a summary of the activity in our warranty liability account for 2021, 2020 and 2019 including adjustments to pre-existing warranties.
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
We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform an annual quantitative goodwill impairment test. We elected this option on certain reporting units. The following events and circumstances are considered when evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount:
•Macroeconomic conditions, such as a deterioration in general economic conditions, fluctuations in foreign exchange rates and/or other developments in equity and credit markets;
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
Accounting for Income Taxes
We determine our income tax expense using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Future tax benefits of net operating loss and credit carryforwards are also recognized as deferred tax assets. We evaluate the recoverability of our deferred tax assets each quarter by assessing the likelihood of future profitability and available tax planning strategies that could be implemented to realize our net deferred tax assets. At December 31, 2021, we recorded net deferred tax assets of $25 million. The assets included $395 million for the value of net operating loss and credit carryforwards. A valuation allowance of $360 million was recorded to reduce the tax assets to the net value management believed was more likely than not to be realized. In the event our operating performance deteriorates, future assessments could conclude that a larger valuation allowance will be needed to further reduce the deferred tax assets.
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
Pension Benefits
We sponsor a number of pension plans globally, with the majority of assets in the U.S. and the U.K. In the U.S. and the U.K., we have major defined benefit plans that are separately funded. We account for our pension programs in accordance with employers' accounting for defined benefit pension plans, which requires that amounts recognized in financial statements be determined using an actuarial basis. As a result, our pension benefit programs are based on a number of statistical and judgmental assumptions that attempt to anticipate future events and are used in calculating the expense and liability related to our plans each year at December 31. These assumptions include discount rates used to value liabilities, assumed rates of return on plan assets, future compensation increases, employee turnover rates, actuarial assumptions relating to retirement age, mortality rates and participant withdrawals. The actuarial assumptions we use may differ significantly from actual results due to changing economic conditions, participant life span and withdrawal rates. These differences may result in a material impact to the amount of net periodic pension cost to be recorded in our Consolidated Financial Statements in the future.
The expected long-term return on plan assets is used in calculating the net periodic pension cost. We considered several factors in developing our expected rate of return on plan assets. The long-term rate of return considers historical returns and expected returns on current and projected asset allocations. Projected returns are based primarily on broad, publicly traded passive fixed income and equity indices and forward-looking estimates of the value added by active investment management. At December 31, 2021, based upon our target asset allocations, it is anticipated that our U.S. investment policy will generate an average annual return over the 30-year projection period equal to or in excess of 6.25 percent, including the additional positive returns expected from active investment management.
The one-year return for our U.S. plans was 8.1 percent for 2021. Our U.S. plan assets averaged annualized returns of 8.61 percent over the prior ten years and resulted in approximately $431 million of actuarial gains in accumulated other comprehensive loss (AOCL) in the same period. Based on the historical returns and forward-looking return expectations for capital markets, as plan assets continue to be de-risked, consistent with our investment policy, we believe our investment return assumption of 6.25 percent in 2022 for U.S. pension assets is reasonable and attainable.
The methodology used to determine the rate of return on pension plan assets in the U.K. was based on establishing an equity-risk premium over current long-term bond yields adjusted based on target asset allocations. At December 31, 2021, based upon our target asset allocations, it is anticipated that our U.K. investment policy will generate an average annual return over the 20-year projection period equal to or in excess of 4 percent. The one-year return for our U.K. plans was 5.1 percent for 2021. We generated average annualized returns of 9.14 percent over ten years, resulting in approximately $767 million of actuarial gains in AOCL. Our strategy with respect to our investments in pension plan assets is to be invested with a long-term outlook. Based on the historical returns and forward-looking return expectations as the plan assets continue to be de-risked, we believe that an investment return assumption of

3.75 percent in 2022 for U.K. pension assets is reasonable and attainable. Our target allocation for 2022 and pension plan asset allocations at December 31, 2021 and 2020 are as follows:

	U.S. Plans			U.K. Plans
	Target Allocation	Percentage of Plan Assets at December 31,		Target Allocation	Percentage of Plan Assets at December 31,
Investment description	2022	2021	2020	2022	2021	2020
Liability matching	72.0%	70.0%	66.0%	57.0%	52.0%	57.0%
Risk seeking	28.0%	30.0%	34.0%	43.0%	48.0%	43.0%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The differences between the actual return on plan assets and expected long-term return on plan assets are recognized in the asset value used to calculate net periodic cost over five years. The table below sets forth our expected rate of return for 2022 and the expected return assumptions used to develop our pension cost for the period 2019-2021.

	Long-term Expected Return Assumptions
	2022	2021	2020	2019
U.S. plans	6.25%	6.25%	6.25%	6.25%
U.K. plans	3.75%	4.00%	4.00%	4.00%

Pension accounting offers various acceptable alternatives to account for the differences that eventually arise between the estimates used in the actuarial valuations and the actual results. It is acceptable to delay or immediately recognize these differences. Under the delayed recognition alternative, changes in pension obligations (including those resulting from plan amendments) and changes in the value of assets set aside to meet those obligations are not recognized in net periodic pension cost as they occur but are recognized initially in AOCL and subsequently amortized as components of net periodic pension cost systematically and gradually over future periods. In addition to this approach, we may also adopt immediate recognition of actuarial gains or losses. Immediate recognition introduces volatility in financial results. We have chosen to delay recognition and amortize actuarial differences over future periods. If we adopted the immediate recognition approach, we would record a loss of $545 million ($418 million after-tax) from cumulative actuarial net losses for our U.S. and U.K. pension plans.
The difference between the expected return and the actual return on plan assets is deferred from recognition in our results of operations and under certain circumstances, such as when the difference exceeds 10 percent of the greater of the market value of plan assets or the projected benefit obligation, the difference is amortized over future years of service. This is also true of changes to actuarial assumptions. Under the delayed recognition alternative, the actuarial gains and losses are recognized and recorded in AOCL. As our losses related to the U.S. and U.K. pension plans exceed 10 percent of their respective plan assets, the excess is amortized over the average remaining service lives of participating employees. Net actuarial gains increased our shareholders' equity by $280 million after-tax in 2021. The gain is primarily due to strong asset returns and higher discount rates in the U.S. and U.K.
The table below sets forth the net periodic pension cost for the years ended December 31 and our expected cost for 2022.

In millions	2022	2021	2020	2019
Net periodic pension cost	$33	$78	$102	$65

We expect 2022 net periodic pension cost to decrease compared to 2021, primarily due to higher discount rates in the U.S. and U.K., and favorable actuarial experience in the U.S., partially offset by a lower expected rate of return in the U.K. The decrease in net periodic pension cost in 2021 compared to 2020 was primarily due to favorable actuarial experience and investment returns, partially offset by lower discount rates in the U.S. and U.K. The increase in net periodic pension cost in 2020 compared to 2019 was due to lower discount rates in the U.S. and U.K.
The weighted-average discount rates used to develop our net periodic pension cost are set forth in the table below.

	Discount Rates
	2022	2021	2020	2019
U.S. plans	3.01%	2.62%	3.36%	4.36%
U.K. plans	1.95%	1.50%	2.00%	2.80%

The discount rate enables us to state expected future cash payments for benefits as a present value on the measurement date. The guidelines for setting this rate suggest the use of a high-quality corporate bond rate. We used bond information provided by Moody's Investor Services, Inc. and Standard & Poor's Rating Services. All bonds used to develop our hypothetical portfolio in the U.S. and U.K. were deemed high-quality, non-callable bonds (Aa or better) at December 31, 2021, by at least one of the bond rating agencies.
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
The table below sets forth the estimated impact on our 2022 net periodic pension cost relative to a change in the discount rate and a change in the expected rate of return on plan assets.

In millions	Impact on Pension Cost Increase/(Decrease)
Discount rate used to value liabilities
0.25 percent increase	$(10)
0.25 percent decrease	16
Expected rate of return on assets
1 percent increase	(55)
1 percent decrease	55

The above sensitivities reflect the impact of changing one assumption at a time. A higher discount rate decreases the plan obligations and decreases our net periodic pension cost. A lower discount rate increases the plan obligations and increases our net periodic pension cost. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear. Note 10, "PENSIONS AND OTHER POSTRETIREMENT BENEFITS," to our Consolidated Financial Statements provides a summary of our pension benefit plan activity, the funded status of our plans and the amounts recognized in our Consolidated Financial Statements.
ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to financial risk resulting from volatility in foreign exchange rates, interest rates and commodity prices. This risk is closely monitored and managed through the use of physical forward contracts (which are not considered derivatives), and financial derivative instruments including foreign currency forward contracts, commodity swap contracts and interest rate swaps. Financial derivatives are used expressly for hedging purposes and under no circumstances are they used for speculative purposes. When material, we adjust the estimated fair value of our derivative contracts for counterparty or our credit risk. None of our derivative instruments are subject to collateral requirements. Substantially all of our derivative contracts are subject to master netting arrangements, which provide us with the option to settle certain contracts on a net basis when they settle on the same day with the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event.
We also enter into physical forward contracts with certain suppliers to purchase minimum volumes of commodities at contractually stated prices for various periods. These arrangements, as further described below, enable us to fix the prices of portions of our normal purchases of these commodities, which otherwise are subject to market volatility.
The following describes our risk exposures and provides the results of a sensitivity analysis performed at December 31, 2021. The sensitivity analysis assumes instantaneous, parallel shifts in foreign currency exchange rates and commodity prices.
Foreign Currency Exchange Rate Risk
As a result of our international business presence, we are exposed to foreign currency exchange rate risks. We transact business in foreign currencies and, as a result, our income experiences some volatility related to movements in foreign currency exchange rates. To help manage our exposure to exchange rate volatility, we use foreign currency forward contracts on a regular basis to hedge forecasted intercompany and third-party sales and purchases denominated in non-functional currencies. Our foreign currency cash flow hedges generally mature within two years. These foreign currency forward contracts are designated and qualify as foreign currency cash flow hedges. For the years ended December 31, 2021 and 2020, there were no circumstances that resulted in the discontinuance of a foreign currency cash flow hedge.
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
At December 31, 2021, the potential gain or loss in the fair value of our outstanding foreign currency contracts, assuming a hypothetical 10 percent fluctuation in the currencies of such contracts, would be approximately $103 million. The sensitivity analysis of the effects of changes in foreign currency exchange rates assumes the notional value to remain constant for the next 12 months. The analysis ignores the impact of foreign exchange movements on our competitive position and potential changes in sales levels. Any change in the value of the contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items.
Interest Rate Risk
We are exposed to market risk from fluctuations in interest rates. We manage our exposure to interest rate fluctuations through the use of interest rate swaps and interest rate locks. The objective of the swaps is to more effectively balance our borrowing costs and interest rate risk. See "Interest Rate Risk" section in Note 12, "DEBT," to our Consolidated Financial Statements for additional information.
At any time, a change in interest rates could have an adverse impact on the fair value of our portfolios. Assuming a hypothetical adverse movement in interest rates of one percentage point, the combined value of our interest rate derivatives portfolios would be reduced by $64 million, as calculated as of December 31, 2021. However, this does not take into consideration an offset in the underlying hedged items. While these are our best estimates of the impact of the specified interest rate scenario, actual results could differ from those projected. The sensitivity analysis presented assumes interest rate changes are instantaneous, parallel shifts in the yield curve.
Commodity Price Risk
We are exposed to fluctuations in commodity prices due to contractual agreements with component suppliers. In order to protect ourselves against future price volatility and, consequently, fluctuations in gross margins, we periodically enter into commodity swap and forward contracts with designated banks and other counterparties to fix the cost of certain raw material purchases with the objective of minimizing changes in inventory cost due to market price fluctuations. These commodity swaps are designated and qualify as cash flow hedges. At December 31, 2021, realized and unrealized gains and losses related to these hedges were not material to our financial statements. We also enter into physical forward contracts, which qualify for the normal purchases scope exceptions and are treated as purchase commitments.
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

ITEM 8.    Financial Statements and Supplementary Data
Index to Financial Statements
•Management's Report to Shareholders
•Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
•Consolidated Statements of Net Income for the years ended December 31, 2021, 2020 and 2019
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019
•Consolidated Balance Sheets at December 31, 2021 and 2020
•Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
•Consolidated Statements of Changes in Equity for the years ended December 31, 2021, 2020 and 2019
•Notes to the Consolidated Financial Statements

NOTE	1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NOTE	2	REVENUE FROM CONTRACTS WITH CUSTOMERS
NOTE	3	INVESTMENTS IN EQUITY INVESTEES
NOTE	4	INCOME TAXES
NOTE	5	MARKETABLE SECURITIES
NOTE	6	INVENTORIES
NOTE	7	PROPERTY, PLANT AND EQUIPMENT
NOTE	8	LEASES
NOTE	9	GOODWILL AND OTHER INTANGIBLE ASSETS
NOTE	10	PENSIONS AND OTHER POSTRETIREMENT BENEFITS
NOTE	11	SUPPLEMENTAL BALANCE SHEET DATA
NOTE	12	DEBT
NOTE	13	PRODUCT WARRANTY LIABILITY
NOTE	14	COMMITMENTS AND CONTINGENCIES
NOTE	15	CUMMINS INC. SHAREHOLDERS' EQUITY
NOTE	16	ACCUMULATED OTHER COMPREHENSIVE LOSS
NOTE	17	NONCONTROLLING INTERESTS
NOTE	18	STOCK INCENTIVE AND STOCK OPTION PLANS
NOTE	19	EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
NOTE	20	ACQUISITION
NOTE	21	RESTRUCTURING ACTIONS
NOTE	22	OPERATING SEGMENTS

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
Management assessed the effectiveness of our internal control over financial reporting and concluded it was effective as of December 31, 2021. In making its assessment, management utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).
The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cummins Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cummins Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of net income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Test - Automated Transmission Reporting Unit

As described in Notes 1 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1,287 million, and the goodwill associated with the Automated Transmission reporting unit was $544 million as of December 31, 2021. Management performs an impairment test as of the end of the fiscal third quarter each year, or more frequently if events or circumstances indicate the fair value of a reporting unit is less than its carrying amount. Management performs the annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. Management’s valuation method is an income approach using a discounted cash flow model. The discounted cash flow model requires projections of revenue, gross margin, operating expenses, working capital investment and fixed asset additions for the Automated Transmission reporting unit over a multi-year period, and a discount rate based upon a weighted-average cost of capital.

The principal considerations for our determination that performing procedures relating to the goodwill impairment test for the Automated Transmission reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value of the Automated Transmission reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the significant assumptions related to projections of revenue and projections of gross margin; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment test, including controls over the valuation of the Automated Transmission reporting unit. These procedures also included, among others, testing management’s process for developing the fair value of the Automated Transmission reporting unit. This included evaluating the appropriateness of the discounted cash flow model, testing the completeness and accuracy of underlying data used in the discounted cash flow model, and evaluating the reasonableness of significant assumptions used by management related to projections of revenue and projections of gross margin. Evaluating management’s assumptions related to projections of revenue and projections of gross margin involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Automated Transmission reporting unit and (ii) the consistency with external market and industry data. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the Company’s discounted cash flow model.

Base Product Warranty Liability

As described in Notes 1 and 13 to the consolidated financial statements, management estimates and records a liability for base product warranty programs at the time products are sold. As of December 31, 2021, the accrued liability for base product warranty programs was $1,439 million. The estimate for one of the base product warranty programs is based on historical experience and reflects management's best estimates of expected costs at the time products are sold and subsequent adjustment to those expected costs when actual costs differ. Management’s estimate of the base product warranty liability is generally affected by component failure rates, repair costs, and the point of failure within the product life cycle.

The principal considerations for our determination that performing procedures relating to the base product warranty liability is a critical audit matter are (i) the significant judgment by management when determining the estimate for the base product warranty liability; and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the significant assumptions related to component failure rates, repair costs, and the point of failure within the product life cycle.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimate for the base product warranty liability, including controls related to the determination of component failure rates, repair costs, and the point of failure within the product life cycle. These procedures also included, among others, testing management’s process for determining the base product warranty liability. This included evaluating the appropriateness of the method used by management, testing the completeness and accuracy of underlying data used in the warranty estimate, and evaluating the reasonableness of significant assumptions used by management related to the component failure rates, repair costs, and the point of failure within the product life cycle. Evaluating management’s assumptions related to the component failure rates, repair costs, and the point of failure within the product life cycle involved evaluating whether the assumptions used by management were reasonable considering the historical product experience of the Company.

/s/PricewaterhouseCoopers LLP
Indianapolis, Indiana
February 8, 2022

We have served as the Company’s auditor since 2002.

CUMMINS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME

	Years ended December 31,
In millions, except per share amounts	2021	2020	2019
NET SALES (a) (Note 2)	$24,021	$19,811	$23,571
Cost of sales	18,326	14,917	17,591
GROSS MARGIN	5,695	4,894	5,980
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	2,374	2,125	2,454
Research, development and engineering expenses	1,090	906	1,001
Equity, royalty and interest income from investees (Note 3)	506	452	330
Restructuring actions (Note 21)	—	—	119
Other operating expense, net	(31)	(46)	(36)
OPERATING INCOME	2,706	2,269	2,700
Interest expense (Note 12)	111	100	109
Other income, net	156	169	243
INCOME BEFORE INCOME TAXES	2,751	2,338	2,834
Income tax expense (Note 4)	587	527	566
CONSOLIDATED NET INCOME	2,164	1,811	2,268
Less: Net income attributable to noncontrolling interests	33	22	8
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$2,131	$1,789	$2,260

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC. (Note 19)
Basic	$14.74	$12.07	$14.54
Diluted	$14.61	$12.01	$14.48

(a)Includes sales to nonconsolidated equity investees of $1,713 million, $1,283 million and $1,191 million for the years ended December 31, 2021, 2020 and 2019, respectively.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
In millions	2021	2020	2019
CONSOLIDATED NET INCOME	$2,164	$1,811	$2,268
Other comprehensive income (loss), net of tax (Note 16)
Change in pension and other postretirement defined benefit plans	389	(1)	(63)
Foreign currency translation adjustments	(9)	71	(152)
Unrealized gain (loss) on derivatives	26	(34)	(11)
Total other comprehensive income (loss), net of tax	406	36	(226)
COMPREHENSIVE INCOME	2,570	1,847	2,042
Less: Comprehensive income attributable to noncontrolling interests	28	12	3
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUMMINS INC.	$2,542	$1,835	$2,039
The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
In millions, except par value	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$2,592	$3,401
Marketable securities (Note 5)	595	461
Total cash, cash equivalents and marketable securities	3,187	3,862
Accounts and notes receivable, net
Trade and other	3,565	3,440
Nonconsolidated equity investees	425	380
Inventories (Note 6)	4,355	3,425
Prepaid expenses and other current assets	777	790
Total current assets	12,309	11,897
Long-term assets
Property, plant and equipment, net (Note 7)	4,422	4,255
Investments and advances related to equity method investees (Note 3)	1,538	1,441
Goodwill (Note 9)	1,287	1,293
Other intangible assets, net (Note 9)	900	963
Pension assets (Note 10)	1,488	1,042
Other assets (Note 11)	1,766	1,733
Total assets	$23,710	$22,624

LIABILITIES
Current liabilities
Accounts payable (principally trade)	$3,021	$2,820
Loans payable (Note 12)	208	169
Commercial paper (Note 12)	313	323
Accrued compensation, benefits and retirement costs	683	484
Current portion of accrued product warranty (Note 13)	755	674
Current portion of deferred revenue (Note 2)	855	691
Other accrued expenses (Note 11)	1,190	1,112
Current maturities of long-term debt (Note 12)	59	62
Total current liabilities	7,084	6,335
Long-term liabilities
Long-term debt (Note 12)	3,579	3,610
Pensions and other postretirement benefits (Note 10)	604	630
Accrued product warranty (Note 13)	684	672
Deferred revenue (Note 2)	850	840
Other liabilities (Note 11)	1,508	1,548
Total liabilities	$14,309	$13,635

Commitments and contingencies (Note 14)

EQUITY
Cummins Inc. shareholders’ equity (Note 15)
Common stock, $2.50 par value, 500 shares authorized, 222.5 and 222.4 shares issued	$2,427	$2,404
Retained earnings	16,741	15,419
Treasury stock, at cost, 80.0 and 74.8 shares	(9,123)	(7,779)
Accumulated other comprehensive loss (Note 16)	(1,571)	(1,982)
Total Cummins Inc. shareholders’ equity	8,474	8,062
Noncontrolling interests (Note 17)	927	927
Total equity	$9,401	$8,989
Total liabilities and equity	$23,710	$22,624
The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
In millions	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$2,164	$1,811	$2,268
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	662	673	672
Deferred income taxes (Note 4)	7	7	(4)
Equity in income of investees, net of dividends	(83)	(105)	(14)
Pension and OPEB expense (Note 10)	83	108	75
Pension contributions and OPEB payments (Note 10)	(102)	(121)	(150)
Share-based compensation expense (Note 18)	37	31	49
Restructuring actions, net of cash payments	(1)	(110)	115
Gain on corporate owned life insurance	—	(57)	(61)
Foreign currency remeasurement and transaction exposure	37	2	(105)
Changes in current assets and liabilities, net of acquisitions
Accounts and notes receivable	(174)	(51)	195
Inventories	(945)	46	291
Other current assets	2	(39)	(95)
Accounts payable	217	288	(310)
Accrued expenses	541	121	(112)
Changes in other liabilities	(6)	189	240
Other, net	(183)	(71)	127
Net cash provided by operating activities	2,256	2,722	3,181

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(734)	(528)	(700)
Investments in internal use software	(52)	(47)	(75)
Proceeds from sale of land	20	—	—
Investments in and advances to equity investees	(48)	(51)	(20)
Acquisitions of businesses, net of cash acquired (Note 20)	—	—	(237)
Investments in marketable securities—acquisitions	(806)	(593)	(495)
Investments in marketable securities—liquidations (Note 5)	673	469	389
Cash flows from derivatives not designated as hedges	49	4	(44)
Other, net	25	27	32
Net cash used in investing activities	(873)	(719)	(1,150)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings (Note 12)	79	2,014	11
Net payments of commercial paper	(10)	(337)	(120)
Payments on borrowings and finance lease obligations	(73)	(73)	(96)
Net (payments) borrowings under short-term credit agreements	(28)	10	53
Distributions to noncontrolling interests	(28)	(26)	(33)
Dividend payments on common stock (Note 15)	(809)	(782)	(761)
Repurchases of common stock (Note 15)	(1,402)	(641)	(1,271)
Proceeds from issuing common stock	56	88	76
Other, net	(12)	27	46
Net cash (used in) provided by financing activities	(2,227)	280	(2,095)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	35	(11)	(110)
Net (decrease) increase in cash and cash equivalents	(809)	2,272	(174)
Cash and cash equivalents at beginning of year	3,401	1,129	1,303
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,592	$3,401	$1,129

The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

In millions	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Common Stock Held in Trust	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2018	$556	$1,715	$12,917	$(6,028)	$(5)	$(1,807)	$7,348	$911	$8,259
Net income			2,260				2,260	8	2,268
Other comprehensive loss, net of tax (Note 16)						(221)	(221)	(5)	(226)
Issuance of common stock		3					3	—	3
Employee benefits trust activity		34			3		37	—	37
Repurchases of common stock (Note 15)				(1,271)			(1,271)	—	(1,271)
Cash dividends on common stock (Note 15)			(761)				(761)	—	(761)
Distributions to noncontrolling interests							—	(33)	(33)
Share-based awards		2		74			76	—	76
Other shareholder transactions		36					36	77	113
BALANCE AT DECEMBER 31, 2019	$556	$1,790	$14,416	$(7,225)	$(2)	$(2,028)	$7,507	$958	$8,465
Adoption of new accounting standards			(4)				(4)	—	(4)
Net income			1,789				1,789	22	1,811
Other comprehensive income (loss), net of tax (Note 16)						46	46	(10)	36
Issuance of common stock		10					10	—	10
Employee benefits trust activity		32			2		34	—	34
Repurchases of common stock (Note 15)				(641)			(641)	—	(641)
Cash dividends on common stock (Note 15)			(782)				(782)	—	(782)
Distributions to noncontrolling interests							—	(26)	(26)
Share-based awards		1		87			88	—	88
Other shareholder transactions		15					15	(17)	(2)
BALANCE AT DECEMBER 31, 2020	$556	$1,848	$15,419	$(7,779)	$—	$(1,982)	$8,062	$927	$8,989
Net income			2,131				2,131	33	2,164
Other comprehensive income (loss), net of tax (Note 16)						411	411	(5)	406
Issuance of common stock		1					1	—	1
Repurchases of common stock (Note 15)				(1,402)			(1,402)	—	(1,402)
Cash dividends on common stock (Note 15)			(809)				(809)	—	(809)
Distributions to noncontrolling interests							—	(28)	(28)
Share-based awards		1		55			56	—	56
Other shareholder transactions		21		3			24	—	24
BALANCE AT DECEMBER 31, 2021	$556	$1,871	$16,741	$(9,123)	$—	$(1,571)	$8,474	$927	$9,401
The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
We were founded in 1919 as Cummins Engine Company, a corporation in Columbus, Indiana and one of the first diesel engine manufacturers. In 2001, we changed our name to Cummins Inc. We are a global power leader that designs, manufactures, distributes and services diesel, natural gas, electric and hybrid powertrains and powertrain-related components including filtration, aftertreatment, turbochargers, fuel systems, controls systems, air handling systems, automated transmissions, electric power generation systems, batteries, electrified power systems, hydrogen production and fuel cell products. We sell our products to original equipment manufacturers (OEMs), distributors, dealers and other customers worldwide. We serve our customers through a service network of approximately 500 wholly-owned, joint venture and independent distributor locations and more than 10,000 Cummins certified dealer locations in approximately 190 countries and territories.
COVID-19
The outbreak of COVID-19 in early 2020 became a global pandemic with the resultant economic impacts evolving into a worldwide recession. The pandemic triggered a significant downturn in our markets globally, which negatively impacted our sales and results of operations during 2020. While the majority of the negative impacts to demand largely subsided in 2021, we are still experiencing supply chain disruptions and related financial impacts reflected as increased cost of sales. Our industry continues to be unfavorably impacted by supply chain constraints leading to shortages across multiple components categories and limiting our collective ability to meet end-user demand. Our customers are also experiencing other supply chain issues and slowing production.
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
Reclassifications
Certain amounts for 2020 and 2019 were reclassified to conform to the current year presentation.
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

Use of Estimates in the Preparation of the Financial Statements
Preparation of financial statements requires management to make estimates and assumptions that affect reported amounts presented and disclosed in our Consolidated Financial Statements. Significant estimates and assumptions in these Consolidated Financial Statements require the exercise of judgement and are used for, but not limited to, estimates of future cash flows and other assumptions associated with goodwill and long-lived asset impairment tests, useful lives for depreciation and amortization, warranty programs, determination of discount rate and other assumptions for pensions and other postretirement benefit costs, restructuring costs, income taxes, deferred tax valuation allowances, contingencies and allowances for doubtful accounts. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates.
Current supply chain disruptions and related future financial impacts cannot be estimated at this time. This uncertainty could have an impact on certain estimates used in the preparation of our 2021 financial results.
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
Our arrangements may include the act of shipping products to our customers after the performance obligation related to that product has been satisfied. We have elected to account for shipping and handling as activities to fulfill the promise to transfer goods and have not allocated revenue to the shipping activity. All related shipping and handling costs are accrued at the time the related performance obligation is satisfied.
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
Deferred Revenue
The timing of our billing does not always match the timing of our revenue recognition. We record deferred revenue when we are entitled to bill a customer in advance of when we are permitted to recognize revenue. Deferred revenue may arise in construction and other power generation system contracts, where billings may occur in advance of performance or in accordance with specific milestones. Deferred revenue may also occur in long-term maintenance contracts, where billings are often based on usage of the underlying equipment, which generally follows a predictable pattern that often will result in the accumulation of collections in advance of our performance of the related maintenance services. Finally, deferred revenue exists in our extended coverage contracts, where the cash is collected prior to the commencement of the coverage period. Deferred revenue is included in our Consolidated Balance Sheets as a component of current liabilities for the amount expected to be recognized in revenue in a period of less than one year and long-term liabilities for the amount expected to be recognized as revenue in a period beyond one year. Deferred revenue is recognized as revenue when control of the underlying product, project or service passes to the customer under the related contract.
Unbilled Revenue
We recognize unbilled revenue when the revenue has been earned, but not yet billed. Unbilled revenue is included in our Consolidated Balance Sheets as a component of current assets for those expected to be collected in a period of less than one year and long-term assets for those expected to be collected in a period beyond one year. Unbilled revenue relates to our right to consideration for our completed performance under a contract. Unbilled revenue generally arises from contractual provisions that delay a portion of the billings on genset deliveries until commissioning occurs. Unbilled revenue may also occur when billings trail the provision of service in construction and long-term maintenance contracts. Our unbilled revenue is assessed for collection risks at the time the amounts are initially recorded. This estimate of expected losses reflects those losses expected to occur over the contractual life of the unbilled amount through the time of collection. We did not record any impairment losses on our unbilled revenues during the years ended December 31, 2021, 2020 and 2019.
Contract Costs
We are required to record an asset for the incremental costs of obtaining a contract with a customer and other costs to fulfill a contract not otherwise required to be immediately expensed when we expect to recover those costs. The only material incremental cost we incur is commission expense, which is generally incurred in the same period as the underlying revenue. Costs to fulfill a contract are generally limited to customer-specific engineering expenses that do not meet the definition of research and development expenses. As a practical expedient, we have elected to recognize these costs of obtaining a contract as an expense when the related contract period is less than one year. When the period exceeds one year, this asset is amortized over the life of the contract. We did not have any material capitalized balances at December 31, 2021 or 2020.
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
Foreign currency transaction gains and losses are included in current net income. For foreign entities where the U.S. dollar is the functional currency, including those operating in highly inflationary economies when applicable, we remeasure non-monetary balances and the related income statement amounts using historical exchange rates. We include the resulting gains and losses in income, including the effect of derivatives in our Consolidated Statements of Net Income, which combined with transaction gains and losses amounted to a net gain of $2 million, $4 million and $28 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Derivative Instruments
We make use of derivative instruments in foreign exchange, commodity price and interest rate hedging programs. Derivatives currently in use are foreign currency forward contracts, commodity swap and interest rate swaps and locks. These contracts are used strictly for hedging and not for speculative purposes.

We are exposed to market risk from fluctuations in interest rates. We manage our exposure to interest rate fluctuations through the use of interest rate swaps and locks. The objective is to more effectively balance our borrowing costs and interest rate risk for current and future exposure. The gain or loss on the swaps as well as the offsetting gain or loss on the hedged item are recognized in current income as "Interest expense." The gain or loss on the locks is deferred and reported as a component of AOCL. For more detail on our interest rate swaps, see Note 12, "DEBT."
Due to our international business presence, we are exposed to foreign currency exchange risk. We transact in foreign currencies and have assets, liabilities and investments in subsidiaries denominated in foreign currencies. Consequently, our income experiences some volatility related to movements in foreign currency exchange rates. In order to benefit from global diversification and after considering naturally offsetting currency positions, we enter into foreign currency forward contracts to minimize our existing exposures (recognized assets and liabilities) and hedge forecasted transactions. Foreign currency forward contracts are designated and qualify as foreign currency cash flow hedges. The unrealized gain or loss on the forward contract is deferred and reported as a component of AOCL. When the hedged forecasted transaction (sale or purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income. At December 31, 2021 and 2020, realized and unrealized gains and losses related to these hedges were not material to our financial statements.
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
We are exposed to fluctuations in commodity prices due to contractual agreements with component suppliers. In order to protect ourselves against future price volatility and, consequently, fluctuations in gross margins, we periodically enter into commodity swap and forward contracts with designated banks and other counterparties to fix the cost of certain raw material purchases with the objective of minimizing changes in inventory cost due to market price fluctuations. These commodity swaps are designated and qualify as cash flow hedges. At December 31, 2021, realized and unrealized gains and losses related to these hedges were not material to our financial statements. We also enter into physical forward contracts, which qualify for the normal purchases scope exceptions and are treated as purchase commitments. Additional information on the physical forwards is included in Note 14, "COMMITMENTS AND CONTINGENCIES."
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

Cash payments for income taxes and interest were as follows:

	Years ended December 31,
In millions	2021	2020	2019
Cash payments for income taxes, net of refunds	$521	$432	$691
Cash payments for interest, net of capitalized interest	111	88	109

Marketable Securities
Debt securities are classified as "held-to-maturity," "available-for-sale" or "trading." We determine the appropriate classification of debt securities at the time of purchase and re-evaluate such classifications at each balance sheet date. At December 31, 2021 and 2020, all of our debt securities were classified as available-for-sale. Debt and equity securities are carried at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income and other income, respectively. For debt securities, unrealized losses considered to be "other-than-temporary" are recognized currently in other income. The cost of securities sold is based on the specific identification method. The fair value of most investment securities is determined by currently available market prices. Where quoted market prices are not available, we use the market price of similar types of securities that are traded in the market to estimate fair value. See Note 5, "MARKETABLE SECURITIES," for a detailed description of our investments in marketable securities.
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable represent amounts billed to customers and not yet collected or amounts that were earned, but may not be billed until the passage of time, and are recorded when the right to consideration becomes unconditional. Trade accounts receivable are recorded at the invoiced amount, which approximates net realizable value, and generally do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of expected credit losses in our existing accounts receivable. We determine the allowance based on our historical collection experience and by performing an analysis of our accounts receivable in light of the current economic environment. This estimate of expected losses reflects those losses expected to occur over the contractual life of the receivable. We review our allowance for doubtful accounts on a regular basis. In addition, when necessary, we provide an allowance for the full amount of specific accounts deemed to be uncollectible. Account balances are charged off against the allowance in the period in which we determine that it is probable the receivable will not be recovered. The allowance for doubtful accounts balances were $33 million and $39 million at December 31, 2021, and 2020, respectively, and bad debt write-offs were not material.
Inventories
Our inventories are stated at the lower of cost or net realizable value. For the years ended December 31, 2021 and 2020, approximately 15 percent and 14 percent, respectively, of our consolidated inventories (primarily heavy-duty and high-horsepower engines and parts) were valued using the last-in, first-out (LIFO) cost method. The cost of other inventories is generally valued using the first-in, first-out (FIFO) cost method. Our inventories at interim and year-end reporting dates include estimates for adjustments related to annual physical inventory results and for inventory cost changes under the LIFO cost method. Due to significant movements of partially-manufactured components and parts between manufacturing plants, we do not internally measure, nor do our accounting systems provide, a meaningful segregation between raw materials and work-in-process. See Note 6, "INVENTORIES," for additional information.
Property, Plant and Equipment
We record property, plant and equipment at cost, inclusive of assets under finance lease assets. We depreciate the cost of the majority of our property, plant and equipment using the straight-line method with depreciable lives ranging from 20 to 40 years for buildings and 3 to 15 years for machinery, equipment and fixtures. Finance lease asset amortization is recorded in depreciation expense. We expense normal maintenance and repair costs as incurred. Depreciation expense totaled $514 million, $504 million and $494 million for the years ended December 31, 2021, 2020 and 2019, respectively. See Note 7, "PROPERTY, PLANT AND EQUIPMENT" and Note 8, "LEASES," for additional information.
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
Leases
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
Goodwill
We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform an annual quantitative goodwill impairment test. We elected this option on certain reporting units. The quantitative impairment test is only required if an entity determines through this qualitative analysis that it is more likely than not that the fair value of the reporting unit is less than its carrying value. In addition, the carrying value of goodwill must be tested for impairment on an interim basis in certain circumstances where impairment may be indicated. We perform our annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value.
When we are required or opt to perform the quantitative impairment test, the fair value of each reporting unit is estimated with either the market approach or the income approach using a discounted cash flow model. Our income approach method uses a discounted cash flow model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate rate of return. Our reporting units are generally defined as one level below an operating segment. However, there are three situations where we have aggregated two or more reporting units which share similar economic characteristics and thus are aggregated into a single reporting unit for testing purposes. These three situations are described further below:
•Within our Components segment, our emission solutions and filtration businesses were aggregated into a single reporting unit,
•Within our New Power segment, our electrified power, fuel cell and hydrogen technologies businesses were aggregated into a single reporting unit and
•Our Distribution segment is considered a single reporting unit as it is managed geographically and all regions share similar economic characteristics and provide similar products and services.
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

At December 31, 2021, our recorded goodwill was $1,287 million, of which approximately 42 percent or $544 million resided in the automated transmissions reporting unit, 30 percent in the aggregated emission solutions and filtration reporting unit, 20 percent in the new power reporting unit and 6 percent in the distribution reporting unit. Changes in our projections or estimates, a deterioration of our operating results and the related cash flow effect or a significant increase in the discount rate could decrease the estimated fair value of our reporting units and result in a future impairment of goodwill. See Note 9, "GOODWILL AND OTHER INTANGIBLE ASSETS," for additional information.
Other Intangible Assets
We capitalize other intangible assets, such as trademarks, patents and customer relationships, that were acquired either individually or with a group of other assets. These intangible assets are amortized on a straight-line basis over their estimated useful lives generally ranging from 3 to 25 years. Intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. See Note 9, "GOODWILL AND OTHER INTANGIBLE ASSETS," for additional information.
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
Warranty
We estimate and record a liability for base warranty programs at the time our products are sold. Our estimates are based on historical experience and reflect management's best estimates of expected costs at the time products are sold and subsequent adjustment to those expected costs when actual costs differ. Factors considered in developing these estimates included component failure rates, repair costs and the point of failure within the product life cycle. As a result of the uncertainty surrounding the nature and frequency of product campaigns, the liability for such campaigns is recorded when we commit to a recall action or when a recall becomes probable and estimable, which generally occurs when it is announced. The liability for these campaigns is reflected in the provision for warranties issued. We review and assess the liability for these programs on a quarterly basis. We also assess our ability to recover certain costs from our suppliers and record a receivable when we believe a recovery is probable. In addition to costs incurred on warranty and product campaigns, from time to time we also incur costs related to customer satisfaction programs for items not covered by warranty. We accrue for these costs when agreement is reached with a specific customer. These costs are not included in the provision for warranties, but are included in cost of sales. In addition, we sell extended warranty coverage on most of our engines. See Extended Warranty policy discussion above and Note 13, "PRODUCT WARRANTY LIABILITY," for additional information.
Research and Development
Our research and development programs are focused on product improvements, product extensions, innovations and cost reductions for our customers. Research and development expenditures include salaries, contractor fees, building costs, utilities, testing, technical information technology expenses, administrative expenses and allocation of corporate costs and are expensed, net of contract reimbursements, when incurred. From time to time, we enter into agreements with customers and government agencies to fund a portion of the research and development costs of a particular project. When not associated with a sales contract, we generally account for these reimbursements as an offset to the related research and development expenditure. Research and development expenses, net of contract reimbursements, were $1.1 billion, $903 million and $998 million for the years ended December 31, 2021, 2020 and 2019, respectively. Contract reimbursements were $104 million, $86 million and $90 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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

NOTE 2. REVENUE FROM CONTRACTS WITH CUSTOMERS
Long-term Contracts
The majority of our contracts are for a period of less than one year. We have certain long-term maintenance agreements, construction contracts and extended warranty coverage arrangements that span a period in excess of one year. The aggregate amount of the transaction price for long-term maintenance agreements and construction contracts allocated to performance obligations that were not satisfied as of December 31, 2021, was $740 million. We expect to recognize the related revenue of $114 million over the next 12 months and $626 million over periods up to 10 years. See Note 13,"PRODUCT WARRANTY LIABILITY," for additional disclosures on extended warranty coverage arrangements. Our other contracts generally are for a duration of less than one year, include payment terms that correspond to the timing of costs incurred when providing goods and services to our customers or represent sales-based royalties.
Deferred and Unbilled Revenue
The following is a summary of our unbilled and deferred revenue and related activity:

	Years ended December 31,
In millions	2021	2020
Unbilled revenue	$100	$114
Deferred revenue, primarily extended warranty	1,705	1,531

We recognized revenue of $509 million and $372 million in 2021 and 2020, respectively, that was included in the deferred revenue balance at the beginning of each year. We did not record any impairment losses on our unbilled revenues during 2021 or 2020.
Disaggregation of Revenue
Consolidated Revenue
The table below presents our consolidated sales by geographic area. Net sales attributed to geographic areas were based on the location of the customer.

	Years ended December 31,
In millions	2021	2020	2019
United States	$12,489	$10,605	$13,519
China	3,169	2,832	2,331
India	1,133	680	848
Other international	7,230	5,694	6,873
Total net sales	$24,021	$19,811	$23,571

Segment Revenue
Engine segment external sales by market were as follows:

	Years ended December 31,
In millions	2021	2020	2019
Heavy-duty truck	$2,511	$1,800	$2,626
Medium-duty truck and bus	1,978	1,629	2,244
Light-duty automotive	1,845	1,441	1,656
Total on-highway	6,334	4,870	6,526
Off-highway	1,255	1,055	1,044
Total sales	$7,589	$5,925	$7,570

Distribution segment external sales by region were as follows:

	Years ended December 31,
In millions	2021	2020	2019
North America	$4,902	$4,688	$5,513
Asia Pacific	901	799	875
Europe	647	597	528
Russia	334	191	157
China	323	340	356
Africa and Middle East	259	198	235
India	194	150	200
Latin America	182	147	176
Total sales	$7,742	$7,110	$8,040

Distribution segment external sales by product line were as follows:

	Years ended December 31,
In millions	2021	2020	2019
Parts	$3,136	$2,921	$3,278
Power generation	1,754	1,686	1,777
Engines	1,493	1,245	1,511
Service	1,359	1,258	1,474
Total sales	$7,742	$7,110	$8,040

Components segment external sales by business were as follows:

	Years ended December 31,
In millions	2021	2020	2019
Emission solutions	$3,142	$2,352	$2,763
Filtration	1,171	1,005	1,024
Turbo technologies	787	673	696
Automated transmissions	481	303	534
Electronics and fuel systems	351	317	236
Total sales	$5,932	$4,650	$5,253

Power Systems segment external sales by product line were as follows:

	Years ended December 31,
In millions	2021	2020	2019
Power generation	$1,481	$1,155	$1,414
Industrial	820	638	908
Generator technologies	349	262	348
Total sales	$2,650	$2,055	$2,670

NOTE 3. INVESTMENTS IN EQUITY INVESTEES
Investments and advances related to equity method investees and our ownership percentages were as follows:

	Ownership	December 31,
Dollars in millions	percentage	2021	2020
Komatsu alliances	20-50%	$275	$309
Beijing Foton Cummins Engine Co., Ltd.	50%	255	255
Dongfeng Cummins Engine Company, Ltd.	50%	148	134
Chongqing Cummins Engine Company, Ltd.	50%	144	125
Cummins-Scania XPI Manufacturing, LLC	50%	125	99
Tata Cummins, Ltd.	50%	88	78
Other	Various	503	441
Investments and advances related to equity method investees		$1,538	$1,441

We have approximately $965 million in our investment account at December 31, 2021, that represents cumulative undistributed income in our equity investees. Dividends received from our unconsolidated equity investees were $336 million, $271 million and $260 million in 2021, 2020 and 2019, respectively.
Equity, royalty and interest income from investees, net of applicable taxes, was as follows:

	Years ended December 31,
In millions	2021	2020		2019
Manufacturing entities
Beijing Foton Cummins Engine Co., Ltd.	$112	$113		$60
Dongfeng Cummins Engine Company, Ltd.	82	63		52
Chongqing Cummins Engine Company, Ltd.	39	35		41
All other manufacturers	149	134	(1)(2)	88
Distribution entities
Komatsu Cummins Chile, Ltda.	32	31		28
All other distributors	10	2		2
Cummins share of net income	424	378		271
Royalty and interest income	82	74		59
Equity, royalty and interest income from investees	$506	$452		$330

(1) Includes $37 million in favorable adjustments related to tax changes within India's 2020-2021 Union Budget of India (India Tax Law Change) passed in March 2020. See NOTE 4, "INCOME TAXES" for additional information on India Tax Law Change.

(2) Includes impairment charges of $13 million and loss on sale of business of $8 million for a joint venture in the Power Systems segment.

Manufacturing Entities
Our manufacturing joint ventures were generally formed with customers and are primarily intended to allow us to increase our market penetration in geographic regions, reduce capital spending, streamline our supply chain management and develop technologies. Our largest manufacturing joint ventures are based in China and are included in the list below. Our engine manufacturing joint ventures are supplied by our Components segment in the same manner as it supplies our wholly-owned Engine segment and Power Systems segment manufacturing facilities. Our Components segment joint ventures and wholly-owned entities provide electronics, fuel systems, filtration, aftertreatment systems, turbocharger products and automated transmissions that are used with our engines as well as some competitors' products. The results and investments in our joint ventures in which we have 50 percent or less ownership interest (except for Eaton Cummins Automated Transmission Technologies joint venture, which is consolidated due to our majority voting interest) are included in “Equity, royalty and interest income from investees” and “Investments and advances related to equity method investees” in our Consolidated Statements of Net Income and Consolidated Balance Sheets, respectively.

•Beijing Foton Cummins Engine Co., Ltd. - Beijing Foton Cummins Engine Co., Ltd. is a joint venture in China with Beiqi Foton Motor Co., Ltd., a commercial vehicle manufacturer, which has two distinct lines of business - a light-duty business and a heavy-duty business. The light-duty business produces our families of ISF 2.5 liter to 4.5 liter high performance light-duty diesel engines in Beijing. These engines are used in light-duty and medium-duty commercial trucks, pick-up trucks, buses, multipurpose and sport utility vehicles with main markets in China, Brazil and Russia. Certain types of small construction equipment and industrial applications are also served by these engine families. The heavy-duty business produces the X11, X12, X13 and X15, ranging from 10.5 liter to 14.5 liter, high performance heavy-duty diesel engines and natural gas engines in Beijing. Certain types of construction equipment and industrial applications are also served by these engine families.
•Dongfeng Cummins Engine Company, Ltd. - Dongfeng Cummins Engine Company, Ltd. (DCEC) is a joint venture in China with Dongfeng Automotive Co. Ltd., a subsidiary of Dongfeng Motor Corporation and one of the largest medium-duty and heavy-duty truck manufacturers in China. DCEC produces 3.9 liter to 14.5 liter diesel engines with a power range from 80 to 760 horsepower, natural gas engines and automated transmissions. On-highway engines are used in multiple applications in light-duty and medium-duty trucks, special purpose vehicles, buses and heavy-duty trucks with a main market in China. Off-highway engines are used in a variety of construction, power generation, marine and agriculture markets in China.
•Chongqing Cummins Engine Company, Ltd. - Chongqing Cummins Engine Company, Ltd. is a joint venture in China with Chongqing Machinery and Electric Co. Ltd. This joint venture manufactures several models of our heavy-duty and high-horsepower diesel engines primarily serving the industrial and stationary power markets in China.
Our joint venture agreement for Cummins Westport, Inc. expired on December 31, 2021, and will not be renewed. Beginning in January 2022, engines previously sold through the joint venture will now be included in our consolidated results.
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

Equity Investee Financial Summary
Summary financial information for our equity investees was as follows:

	Years ended and at December 31,
In millions	2021	2020	2019
Net sales	$8,934	$7,794	$7,068
Gross margin	1,574	1,418	1,274
Net income	802	696	566

Cummins share of net income	$424	$378	$271
Royalty and interest income	82	74	59
Total equity, royalty and interest from investees	$506	$452	$330

Current assets	$4,587	$4,264
Long-term assets	1,850	1,673
Current liabilities	(3,573)	(3,347)
Long-term liabilities	(288)	(251)
Net assets	$2,576	$2,339

Cummins share of net assets	$1,490	$1,361

NOTE 4. INCOME TAXES
The following table summarizes income before income taxes:

	Years ended December 31,
In millions	2021	2020	2019
U.S. income	$1,251	$1,134	$1,677
Foreign income	1,500	1,204	1,157
Income before income taxes	$2,751	$2,338	$2,834

Income tax expense (benefit) consisted of the following:

	Years ended December 31,
In millions	2021	2020	2019
Current
U.S. federal and state	$261	$162	$288
Foreign	319	358	282
Total current income tax expense	580	520	570
Deferred
U.S. federal and state	(12)	2	(32)
Foreign	19	22	28
Impact of India tax law changes	—	(17)	—
Total deferred income tax expense (benefit)	7	7	(4)
Income tax expense	$587	$527	$566

A reconciliation of the statutory U.S. federal income tax rate to the effective tax rate was as follows:

	Years ended December 31,
	2021	2020	2019
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income tax, net of federal effect	1.1	1.0	1.1
Differences in rates and taxability of foreign subsidiaries and joint ventures	0.1	3.6	1.5
Research tax credits	(0.6)	(1.3)	(1.5)
Foreign derived intangible income	(1.0)	(1.2)	(1.3)
Impact of India tax law changes	—	(0.7)	—
Other, net	0.7	0.1	(0.8)
Effective tax rate	21.3%	22.5%	20.0%

Our effective tax rate for 2021 was 21.3 percent compared to 22.5 percent for 2020 and 20.0 percent for 2019. The year ended December 31, 2021, contained unfavorable net discrete tax items of $9 million, primarily due to $12 million of unfavorable provision to return adjustments related to the 2020 filed tax returns, partially offset by $3 million of favorable other discrete tax items.
The year ended December 31, 2020, contained $26 million of unfavorable net discrete tax items, primarily due to $33 million of unfavorable changes in tax reserves and $10 million of withholding tax adjustments, partially offset by $15 million of favorable changes due to the India Tax Law Change. The India Tax Law Change eliminated the dividend distribution tax and replaced it with a lower rate withholding tax as the burden shifted from the dividend payor to the dividend recipient for a net favorable income statement impact of $35 million.
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
At December 31, 2021, $4.1 billion of non-U.S. earnings are considered indefinitely reinvested in operations outside the U.S. for which deferred taxes were not provided. Determination of the related deferred tax liability, if any, is not practicable because of the complexities associated with the hypothetical calculation.
Carryforward tax benefits and the tax effect of temporary differences between financial and tax reporting that give rise to net deferred tax assets (liabilities) were as follows:

	December 31,
In millions	2021	2020
Deferred tax assets
U.S. and state carryforward benefits	$218	$223
Foreign carryforward benefits	177	159
Employee benefit plans	254	273
Warranty expenses	445	445
Lease liabilities	108	107
Accrued expenses	111	93
Other	78	52
Gross deferred tax assets	1,391	1,352
Valuation allowance	(360)	(346)
Total deferred tax assets	1,031	1,006
Deferred tax liabilities
Property, plant and equipment	(272)	(258)
Unremitted income of foreign subsidiaries and joint ventures	(197)	(185)
Employee benefit plans	(355)	(229)
Lease assets	(105)	(103)
Other	(77)	(77)
Total deferred tax liabilities	(1,006)	(852)
Net deferred tax assets	$25	$154

Our 2021 U.S. carryforward benefits include $218 million of state credit and net operating loss carryforward benefits that begin to expire in 2022. Our foreign carryforward benefits include $177 million of net operating loss carryforwards that begin to expire in 2022. A valuation allowance is recorded to reduce the gross deferred tax assets to an amount we believe is more likely than not to be realized. The valuation allowance is $360 million and increased in 2021 by a net $14 million. The valuation allowance is primarily attributable to the uncertainty regarding the realization of a portion of the U.S. state and foreign net operating loss and tax credit carryforward benefits.

Our Consolidated Balance Sheets contain the following tax related items:

	December 31,
In millions	2021	2020
Prepaid expenses and other current assets
Refundable income taxes	$101	$172
Other assets
Deferred income tax assets	428	479
Long-term refundable income taxes	—	23
Other accrued expenses
Income tax payable	107	82
Other liabilities
Long-term income tax	263	289
Deferred income tax liabilities	403	325

A reconciliation of unrecognized tax benefits for the years ended December 31, 2021, 2020 and 2019 was as follows:

	December 31,
In millions	2021	2020	2019
Balance at beginning of year	$122	$77	$71
Additions to current year tax positions	11	9	23
Additions to prior years' tax positions	16	49	5
Reductions to prior years' tax positions	(28)	(13)	(11)
Reductions for tax positions due to settlements with taxing authorities	(32)	—	(11)
Balance at end of year	$89	$122	$77

Included in the December 31, 2021, 2020 and 2019, balances are $85 million, $114 million and $69 million, respectively, related to tax positions that, if recognized, would favorably impact the effective tax rate in future periods. We also accrued interest expense related to the unrecognized tax benefits of $15 million, $17 million and $5 million as of December 31, 2021, 2020 and 2019, respectively. We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.
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
As a result of our global operations, we file income tax returns in various jurisdictions including U.S. federal, state and foreign jurisdictions. We are routinely subject to examination by taxing authorities throughout the world, including Australia, Belgium, Brazil, Canada, China, France, India, Mexico, the U.K. and the U.S. With few exceptions, our U.S. federal, major state and foreign jurisdictions are no longer subject to income tax assessments for years before 2017.

NOTE 5. MARKETABLE SECURITIES
A summary of marketable securities, all of which are classified as current, was as follows:

	December 31,
	2021			2020
In millions	Cost	Gross unrealized gains/(losses) (1)	Estimated fair value	Cost	Gross unrealized gains/(losses) (1)	Estimated fair value
Equity securities
Certificates of deposit	$299	$—	$299	$164	$—	$164
Debt mutual funds	254	2	256	267	5	272
Equity mutual funds	29	10	39	19	5	24
Debt securities	1	—	1	1	—	1
Total marketable securities	$583	$12	$595	$451	$10	$461

(1) Unrealized gains and losses for debt securities are recorded in other comprehensive income while unrealized gains and losses for equity securities are recorded in "Other income, net" in our Consolidated Statements of Net Income.

All debt securities are classified as available-for-sale. All marketable securities presented use a Level 2 fair value measure. The fair value of Level 2 securities is estimated using actively quoted prices for similar instruments from brokers and observable inputs where available, including market transactions and third-party pricing services, or net asset values provided to investors. We do not currently have any Level 3 securities, and there were no transfers between Level 2 or 3 during 2021 or 2020.
A description of the valuation techniques and inputs used for our Level 2 fair value measures is as follows:
•Certificates of deposit— These investments provide us with a contractual rate of return and generally range in maturity from three months to five years. The counterparties to these investments are reputable financial institutions with investment grade credit ratings. Since these instruments are not tradable and must be settled directly by us with the respective financial institution, our fair value measure is the financial institution's month-end statement.
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
The proceeds from sales and maturities of marketable securities were as follows:

	Years ended December 31,
In millions	2021	2020	2019
Proceeds from sales of marketable securities	$494	$343	$258
Proceeds from maturities of marketable securities	179	126	131
Investments in marketable securities - liquidations	$673	$469	$389

NOTE 6. INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Inventories included the following:

	December 31,
In millions	2021	2020
Finished products	$2,538	$2,216
Work-in-process and raw materials	2,009	1,346
Inventories at FIFO cost	4,547	3,562
Excess of FIFO over LIFO	(192)	(137)
Total inventories	$4,355	$3,425

NOTE 7. PROPERTY, PLANT AND EQUIPMENT
Details of our property, plant and equipment balance were as follows:

	December 31,
In millions	2021	2020
Land and buildings	$2,632	$2,613
Machinery, equipment and fixtures	5,910	5,851
Construction in process	816	547
Property, plant and equipment, gross	9,358	9,011
Less: Accumulated depreciation	(4,936)	(4,756)
Property, plant and equipment, net	$4,422	$4,255

NOTE 8. LEASES
Our lease portfolio consists primarily of real estate and equipment leases. Our real estate leases primarily consist of land, office, distribution, warehousing and manufacturing facilities. These leases typically range in term from 2 to 50 years and may contain renewal options for periods up to 10 years at our discretion. Our equipment lease portfolio consists primarily of vehicles (including service vehicles), fork trucks and IT equipment. These leases typically range in term from two to three years and may contain renewal options. Our leases generally do not contain variable lease payments other than (1) certain foreign real estate leases which have payments indexed to inflation and (2) certain real estate executory costs (such as taxes, insurance and maintenance), which are paid based on actual expenses incurred by the lessor during the year. Our leases generally do not include residual value guarantees other than our service vehicle fleet, which has a residual guarantee based on a percentage of the original cost declining over the lease term.
The components of our lease cost were as follows:

	Years ended December 31,
In millions	2021	2020	2019
Operating lease cost	$172	$172	$180
Finance lease cost
Amortization of right-of-use asset	16	18	18
Interest expense	4	4	9
Short-term lease cost	18	19	33
Variable lease cost	11	12	7
Total lease cost	$221	$225	$247

Supplemental balance sheet information related to leases:

	December 31,
In millions	2021	2020	Balance Sheet Location
Assets
Operating lease assets	$444	$438	Other assets
Finance lease assets(1)	95	99	Property, plant and equipment, net
Total lease assets	$539	$537

Liabilities
Current
Operating lease liabilities	$128	$128	Other accrued expenses
Finance lease liabilities	14	12	Current maturities of long-term debt
Long-term
Operating lease liabilities	326	325	Other liabilities
Finance lease liabilities	75	79	Long-term debt
Total lease liabilities	$543	$544

(1) Finance lease assets were recorded net of accumulated amortization of $66 million and $58 million at December 31, 2021 and 2020.

Supplemental cash flow and other information related to leases:

	Years ended December 31,
In millions	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$159	$149	$163
Operating cash flows from finance leases	14	14	47
Financing cash flows from finance leases	4	4	9

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$160	$97	$214
Finance leases	13	19	5

Additional information related to leases:

	December 31,
	2021	2020
Weighted-average remaining lease term (in years)
Operating leases	5.1	4.9
Finance leases	9.8	10.8

Weighted-average discount rate
Operating leases	2.8%	3.4%
Finance leases	3.9%	4.0%

Following is a summary of the future minimum lease payments due to finance and operating leases with terms of more than one year at December 31, 2021, together with the net present value of the minimum payments:

In millions	Finance Leases	Operating Leases
2022	$17	$138
2023	15	102
2024	12	76
2025	9	58
2026	8	39
After 2026	48	73
Total minimum lease payments	109	486
Interest	(20)	(32)
Present value of net minimum lease payments	$89	$454

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020:

In millions	Components	New Power	Distribution	Power Systems	Engine	Total
Balance at December 31, 2019	$934	$257	$79	$10	$6	$1,286
Translation and other	7	—	—	—	—	7
Balance at December 31, 2020	941	257	79	10	6	1,293
Acquisitions	—	—	—	2	—	2
Translation and other	(7)	—	—	(1)	—	(8)
Balance at December 31, 2021	$934	$257	$79	$11	$6	$1,287

Intangible assets that have finite useful lives are amortized over their estimated useful lives. The following table summarizes our other intangible assets with finite useful lives that are subject to amortization:

	December 31,
In millions	2021	2020
Software	$586	$661
Less: Accumulated amortization	(314)	(372)
Software, net	272	289

Trademarks, patents, customer relationships and other	957	959
Less: Accumulated amortization	(329)	(285)
Trademarks, patents, customer relationships and other, net	628	674
Total other intangible assets, net	$900	$963

Amortization expense for software and other intangibles totaled $144 million, $165 million and $175 million for the years ended December 31, 2021, 2020 and 2019, respectively. The projected amortization expense of our intangible assets, assuming no further acquisitions or dispositions, is as follows:

In millions	2022	2023	2024	2025	2026
Projected amortization expense	$139	$128	$109	$76	$53

NOTE 10. PENSIONS AND OTHER POSTRETIREMENT BENEFITS
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
Obligations, Assets and Funded Status
Benefit obligation balances presented below reflect the projected benefit obligation (PBO) for our pension plans. The changes in the benefit obligations, the various plan assets, the funded status of the plans and the amounts recognized in our Consolidated Balance Sheets for our significant pension plans at December 31 were as follows:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans		U.K. Plans
In millions	2021	2020	2021	2020
Change in benefit obligation
Benefit obligation at the beginning of the year	$3,122	$2,916	$2,050	$1,851
Service cost	139	133	33	29
Interest cost	79	95	30	36
Actuarial (gain) loss	(132)	224	(136)	136
Benefits paid from fund	(178)	(224)	(63)	(72)
Benefits paid directly by employer	(18)	(22)	—	—
Foreign currency translation adjustments	—	—	(27)	70
Benefit obligation at end of year	$3,012	$3,122	$1,887	$2,050
Change in plan assets
Fair value of plan assets at beginning of year	$3,429	$3,357	$2,337	$2,010
Actual return on plan assets	267	274	118	268
Employer contributions	30	22	30	48
Benefits paid from fund	(178)	(224)	(63)	(72)
Foreign currency translation adjustments	—	—	(32)	83
Fair value of plan assets at end of year	$3,548	$3,429	$2,390	$2,337
Funded status (including unfunded plans) at end of year	$536	$307	$503	$287
Amounts recognized in consolidated balance sheets
Pension assets	$985	$755	$503	$287
Accrued compensation, benefits and retirement costs	(18)	(17)	—	—
Pension and OPEB	(431)	(431)	—	—
Net amount recognized	$536	$307	$503	$287
Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$467	$714	$61	$250
Prior service cost	6	6	11	19
Net amount recognized	$473	$720	$72	$269

In addition to the pension plans in the above table, we also maintain less significant defined benefit pension plans in 14 other countries outside of the U.S. and the U.K. that comprise approximately 4 percent and 5 percent of our pension plan assets and obligations, respectively, at December 31, 2021. These plans are reflected in "Other liabilities" on our Consolidated Balance Sheets. In 2021 and 2020, we made $13 million and $16 million of contributions to these plans, respectively.

The following table summarizes the total accumulated benefit obligation (ABO), the ABO for defined benefit pension plans with ABO in excess of plan assets and the PBO for defined benefit pension plans with PBO in excess of plan assets:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans		U.K. Plans
In millions	2021	2020	2021	2020
Total ABO	$2,986	$3,091	$1,844	$1,954
Plans with ABO in excess of plan assets
ABO	424	417	—	—
Plans with PBO in excess of plan assets
PBO	449	448	—	—

Components of Net Periodic Pension Cost
The following table presents the net periodic pension cost under our plans for the years ended December 31:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans			U.K. Plans
In millions	2021	2020	2019	2021	2020	2019
Service cost	$139	$133	$116	$33	$29	$26
Interest cost	79	95	108	30	36	43
Expected return on plan assets	(199)	(195)	(189)	(85)	(74)	(70)
Amortization of prior service cost	1	1	1	2	2	2
Recognized net actuarial loss	47	41	17	31	34	11
Net periodic pension cost	$67	$75	$53	$11	$27	$12

Other changes in benefit obligations and plan assets recognized in other comprehensive (income) loss for the years ended December 31 were as follows:

In millions	2021	2020	2019
Amortization of prior service cost	$(3)	$(3)	$(3)
Recognized net actuarial loss	(78)	(75)	(28)
Incurred actuarial (gain) loss	(368)	85	101
Foreign currency translation adjustments	5	19	4
Total recognized in other comprehensive (income) loss	$(444)	$26	$74

Total recognized in net periodic pension cost and other comprehensive (income) loss	$(366)	$128	$139

Assumptions
The table below presents various assumptions used in determining the PBO for each year and reflects weighted-average percentages for the various plans as follows:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans		U.K. Plans
	2021	2020	2021	2020
Discount rate	3.01%	2.62%	1.95%	1.50%
Cash balance crediting rate	3.79%	3.74%	—	—
Compensation increase rate	2.71%	2.73%	3.75%	3.75%

The table below presents various assumptions used in determining the net periodic pension cost and reflects weighted-average percentages for the various plans as follows:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans			U.K. Plans
	2021	2020	2019	2021	2020	2019
Discount rate	2.62%	3.36%	4.36%	1.50%	2.00%	2.80%
Expected return on plan assets	6.25%	6.25%	6.25%	4.00%	4.00%	4.00%
Compensation increase rate	2.72%	2.73%	2.73%	3.75%	3.75%	3.75%

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
U.S. Plan Assets
For the U.S. qualified pension plans, our assumption for the expected return on assets was 6.25 percent in 2021. Projected returns are based primarily on broad, publicly traded equity and fixed income indices and forward-looking estimates of active portfolio and investment management. We expect additional positive returns from this active investment management. Based on the historical returns and forward-looking return expectations, we elected to maintain our assumption of 6.25 percent in 2022.
The primary investment objective is to exceed, on a net-of-fee basis, the rate of return of a policy portfolio comprised of the following:

		Range
Asset Class	Target	Minimum	Maximum
U.S. equities	5.0%	—%	10%
Non-U.S. equities	1.0%	—%	4%
Global equities	6.0%	3%	9%
Total equities	12.0%
Real assets	6.0%	—%	10%
Private equity/venture capital	6.0%	—%	10%
Opportunistic credit	4.0%	—%	10%
Fixed income	72.0%	67%	77%
Total	100.0%

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

U.K. Plan Assets
For the U.K. qualified pension plans, our assumption for the expected return on assets was 4.0 percent in 2021. The methodology used to determine the rate of return on pension plan assets in the U.K. was based on establishing an equity-risk premium over current long-term bond yields adjusted based on target asset allocations. Our strategy with respect to our investments in these assets is to be invested in a suitable mixture of return-seeking assets such as equities, real estate and liability matching assets such as group annuity insurance contracts and duration matched bonds. Therefore, the risk and return balance of our U.K. asset portfolio should reflect a long-term horizon. To achieve these objectives we established the following targets:

Asset Class	Target
Equities	10.0%
Private markets/secure income assets	12.0%
Credit	16.0%
Diversifying strategies	5.0%
Fixed income/insurance annuity	56.0%
Cash	1.0%
Total	100.0%

As part of our strategy in the U.K. we have not prohibited the use of any financial instrument, including derivatives. As in the U.S. plan, derivatives may be used to better match liability duration and are not used in a speculative way. The 56 percent fixed income component is structured in a way that covers approximately 90 percent of the plan's exposure to changes in its discount rate. Based on the above discussion, we elected an assumption of 3.75 percent in 2022.
Fair Value of U.S. Plan Assets
The fair values of U.S. pension plan assets by asset category were as follows:

	Fair Value Measurements at December 31, 2021
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Equities
U.S.	$115	$—	$—	$115
Non-U.S.	38	—	—	38
Fixed income
Government debt	37	30	—	67
Corporate debt
U.S.	—	489	—	489
Non-U.S.	—	19	—	19
Net cash equivalents (1)	270	57	—	327
Private markets and real assets (2)	—	—	551	551
Net plan assets subject to leveling	$460	$595	$551	$1,606
Pending trade/purchases/sales				2
Accruals (3)				6
Investments measured at net asset value				1,934
Net plan assets				$3,548

	Fair Value Measurements at December 31, 2020
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Equities
U.S.	$194	$—	$—	$194
Non-U.S.	58	—	—	58
Fixed income
Government debt	78	5	—	83
Corporate debt
U.S.	—	512	—	512
Non-U.S.	—	26	—	26
Asset/mortgaged backed securities	—	3	—	3
Net cash equivalents (1)	319	37	—	356
Private markets and real assets (2)	—	—	431	431
Net plan assets subject to leveling	$649	$583	$431	$1,663
Accruals (3)				5
Investments measured at net asset value				1,761
Net plan assets				$3,429

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

Certain of our assets are valued based on their respective net asset value (NAV) (or its equivalent), as an alternative to estimated fair value due to the absence of readily available market prices. The fair value of each such investment category was as follows:
•U.S. and Non-U.S. Corporate Debt ($995 million and $1,068 million at December 31, 2021 and 2020, respectively) - These commingled funds have observable NAVs provided to investors and provide for liquidity either immediately or within a couple of days.
•U.S. and Non-U.S. Equities ($145 million and $245 million at December 31, 2021 and 2020, respectively) - These commingled funds have observable NAVs provided to investors and provide for liquidity either immediately or within a couple of days.
•Government Debt ($361 million and $199 million at December 31, 2021 and 2020, respectively) - These commingled funds have observable NAVs provided to investors and provide for liquidity either immediately or within a couple of days.
•Real Estate ($171 million and $153 million at December 31, 2021 and 2020, respectively) - This asset type represents different types of real estate including development property, industrial property, individual mortgages, office property, property investment companies and retail property. These funds are valued using NAVs and allow quarterly or more frequent redemptions.
•Asset/Mortgage Backed Securities ($262 million and $96 million at December 31, 2021 and 2020, respectively) - This asset type represents investments in fixed- and floating-rate loans. These funds are valued using NAVs and allow quarterly or more frequent redemptions.

The reconciliation of Level 3 assets was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
In millions	Private Markets	Real Assets	Total
Balance at December 31, 2019	$299	$72	$371
Actual return on plan assets
Unrealized gains on assets still held at the reporting date	21	2	23
Purchases, sales and settlements, net	39	(2)	37
Balance at December 31, 2020	359	72	431
Actual return on plan assets
Unrealized gains on assets still held at the reporting date	144	11	155
Purchases, sales and settlements, net	(32)	(3)	(35)
Balance at December 31, 2021	$471	$80	$551

Fair Value of U.K. Plan Assets
The fair values of U.K. pension plan assets by asset category were as follows:

	Fair Value Measurements at December 31, 2021
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Equities
U.S.	$—	$79	$—	$79
Non-U.S.	—	74	—	74
Fixed income
Net cash equivalents (1)	35	—	—	35
Insurance annuity (2)	—	—	514	514
Private markets and real assets (3)	—	—	389	389
Net plan assets subject to leveling	$35	$153	$903	$1,091
Investments measured at net asset value				1,299
Net plan assets				$2,390

	Fair Value Measurements at December 31, 2020
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Equities
U.S.	$—	$56	$—	$56
Non-U.S.	—	69	—	69
Fixed income
Net cash equivalents (1)	26	—	—	26
Insurance annuity (2)	—	—	556	556
Private markets and real assets (3)	—	—	282	282
Net plan assets subject to leveling	$26	$125	$838	$989
Investments measured at net asset value				1,348
Net plan assets				$2,337

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

Certain of our assets are valued based on their respective NAV (or its equivalent), as an alternative to estimated fair value due to the absence of readily available market prices. The fair value of each such investment category was as follows:
•U.S. and Non-U.S. Corporate Debt ($894 million and $970 million at December 31, 2021 and 2020, respectively) - These commingled funds have observable NAVs provided to investors and provide for liquidity either immediately or within a couple of days.
•U.S. and Non-U.S. Equities ($194 million and $168 million at December 31, 2021 and 2020, respectively) - These commingled funds have observable NAVs provided to investors and provide for liquidity either immediately or within a couple of days.
•Asset/Mortgage Backed Securities ($99 million and $100 million at December 31, 2021 and 2020, respectively) - This asset type represents investments in fixed- and floating-rate loans. These funds are valued using NAVs and allow quarterly or more frequent redemptions.
•Re-insurance ($61 million and $60 million at December 31, 2021 and 2020, respectively) - This commingled fund has a NAV that is determined on a monthly basis and the investment may be sold at that value.
•Diversified Strategies ($51 million and $50 million at December 31, 2021 and 2020, respectively) - These commingled funds invest in commodities, fixed income and equity securities. They have observable NAVs provided to investors and provide for liquidity either immediately or within a couple of days.
The reconciliation of Level 3 assets was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
In millions	Insurance Annuity	Real Assets	Private Markets	Total
Balance at December 31, 2019	$476	$35	$224	$735
Actual return on plan assets
Unrealized gains (losses) on assets still held at the reporting date	80	(2)	22	100
Purchases, sales and settlements, net	—	(2)	5	3
Balance at December 31, 2020	556	31	251	838
Actual return on plan assets
Unrealized (losses) gains on assets still held at the reporting date	(42)	2	114	74
Purchases, sales and settlements, net	—	—	(9)	(9)
Balance at December 31, 2021	$514	$33	$356	$903

Level 3 Assets
The investments in an insurance annuity contract, venture capital, private equity and real estate, for which quoted market prices are not available, are valued at their estimated fair value as determined by applicable investment managers or by quarterly financial statements of the funds. These financial statements are audited at least annually. In conjunction with our investment consultant and actuary, we monitor the fair value of the insurance contract as periodically reported by our insurer and their counterparty risk. The fair value of all real estate properties, held in the partnerships, are valued at least once per year by an independent professional real estate valuation firm. Fair value generally represents the fund's proportionate share of the net assets of the investment partnerships as reported by the general partners of the underlying partnerships. Some securities with no readily available market are initially valued at cost, utilizing independent professional valuation firms as well as market comparisons with subsequent adjustments to values which reflect either the basis of meaningful third-party transactions in the private market or the fair value deemed appropriate by the general partners of the underlying investment partnerships. In such instances, consideration is also given to the financial condition and operating results of the issuer, the amount that the investment partnerships can reasonably expect to realize upon the sale of the securities and any other factors deemed relevant. The estimated fair values are subject to uncertainty and therefore may differ from the values that would have been used had a ready market for such investments existed and such differences could be material.

Estimated Future Contributions and Benefit Payments
We plan to contribute approximately $47 million to our defined benefit pension plans in 2022. The table below presents expected future benefit payments under our pension plans:

	Qualified and Non-Qualified Pension Plans
In millions	2022	2023	2024	2025	2026	2027 - 2031
Expected benefit payments	$274	$261	$268	$271	$277	$1,411

Other Pension Plans
We also sponsor defined contribution plans for certain hourly and salaried employees. Our contributions to these plans were $92 million, $85 million and $102 million for the years ended December 31, 2021, 2020 and 2019.
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
Obligations and Funded Status
Benefit obligation balances presented below reflect the accumulated postretirement benefit obligations for our OPEB plans. The changes in the benefit obligations, the funded status of the plans and the amounts recognized in our Consolidated Balance Sheets for our significant OPEB plans were as follows:

	December 31,
In millions	2021	2020
Change in benefit obligation
Benefit obligation at the beginning of the year	$219	$227
Interest cost	5	7
Plan participants' contributions	14	9
Actuarial (gain) loss	(8)	14
Benefits paid directly by employer	(38)	(38)
Benefit obligation at end of year	$192	$219

Funded status at end of year	$(192)	$(219)

Amounts recognized in consolidated balance sheets
Accrued compensation, benefits and retirement costs	$(19)	$(20)
Pension and OPEB	(173)	(199)
Net amount recognized	$(192)	$(219)

Amounts recognized in accumulated other comprehensive loss
Net actuarial gain	$(18)	$(10)
Prior service credit	(4)	(4)
Net amount recognized	$(22)	$(14)

In addition to the OPEB plans in the above table, we also maintain less significant OPEB plans in four other countries outside the U.S. that comprise approximately 8 percent and 9 percent of our OPEB obligations at December 31, 2021 and 2020, respectively. These plans are reflected in "Other liabilities" in our Consolidated Balance Sheets.

Components of Net Periodic OPEB Cost
The following table presents the net periodic OPEB cost under our plans:

	Years ended December 31,
In millions	2021	2020	2019
Interest cost	$5	$7	$10
Recognized net actuarial gain	—	(1)	—
Net periodic OPEB cost	$5	$6	$10

Other changes in benefit obligations recognized in other comprehensive (income) loss for the years ended December 31 were as follows:

	Years ended December 31,
In millions	2021	2020	2019
Recognized net actuarial gain	$—	$1	$—
Incurred actuarial (gain) loss	(8)	14	(1)
Total recognized in other comprehensive (income) loss	$(8)	$15	$(1)

Total recognized in net periodic OPEB cost and other comprehensive (income) loss	$(3)	$21	$9

Assumptions
The table below presents assumptions used in determining the OPEB obligation for each year and reflects weighted-average percentages for our other OPEB plans as follows:

	2021	2020
Discount rate	2.75%	2.30%

The table below presents assumptions used in determining the net periodic OPEB cost and reflects weighted-average percentages for the various plans as follows:

	2021	2020	2019
Discount rate	2.30%	3.15%	4.25%

Our consolidated OPEB obligation is determined by application of the terms of health care and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates. For measurement purposes, a 6.75 percent annual rate of increase in the per capita cost of covered health care benefits was assumed in 2021. The rate is assumed to decrease on a linear basis to 5.0 percent through 2029 and remain at that level thereafter.
Estimated Benefit Payments
The table below presents expected benefit payments under our OPEB plans:

In millions	2022	2023	2024	2025	2026	2027 - 2031
Expected benefit payments	$19	$18	$18	$17	$16	$65

NOTE 11. SUPPLEMENTAL BALANCE SHEET DATA
Other assets included the following:

	December 31,
In millions	2021	2020
Corporate owned life insurance	$492	$508
Operating lease assets	444	438
Deferred income taxes	428	479
Other	402	308
Other assets	$1,766	$1,733

Other accrued expenses included the following:

	December 31,
In millions	2021	2020
Marketing accruals	$303	$242
Other taxes payable	234	256
Current portion of operating lease liabilities	128	128
Income taxes payable	107	82
Other	418	404
Other accrued expenses	$1,190	$1,112

Other liabilities included the following:

	December 31,
In millions	2021	2020
Deferred income taxes	$403	$325
Operating lease liabilities	326	325
Long-term income taxes	263	289
Accrued compensation	177	203
Mark-to-market valuation on interest rate swaps and locks	19	41
Other long-term liabilities	320	365
Other liabilities	$1,508	$1,548

NOTE 12. DEBT
Loans Payable and Commercial Paper
Loans payable at December 31, 2021 and 2020 were $208 million and $169 million, respectively, and consisted primarily of notes payable to financial institutions. The weighted-average interest rate for notes payable, bank overdrafts and current maturities of long-term debt at December 31 was as follows:

	2021	2020
Weighted-average interest rate	2.71%	2.53%

We can issue up to $3.5 billion of unsecured, short-term promissory notes (commercial paper) pursuant to the Board of Directors (the Board) authorized commercial paper programs. The programs facilitate the private placement of unsecured short-term debt through third-party brokers. We intend to use the net proceeds from the commercial paper borrowings for general corporate purposes. We had $313 million and $323 million in outstanding borrowings under our commercial paper programs at December 31, 2021 and 2020, respectively. The weighted-average interest rate for commercial paper at December 31 was as follows:

	2021		2020
Weighted-average interest rate	(0.01)%	(1)	(0.01)%	(2)

 (1) The weighted-average interest rate, inclusive of all brokerage fees, was negative 0.01 percent at December 31, 2021. This included $113 million of borrowings under the Europe program that were at a negative weighted-average interest rate of 0.39 percent and $200 million of borrowings under the U.S. program at a weighted-average interest rate of 0.21 percent.

(2) The weighted-average interest rate, inclusive of all brokerage fees, was negative 0.01 percent at December 31, 2020. This included $123 million of borrowings under the Europe program that were at a negative weighted-average interest rate of 0.34 percent and $200 million of borrowings under the U.S. program at a weighted-average interest rate of 0.19 percent.

Revolving Credit Facilities
On August 18, 2021, we entered into an amended and restated 5-year revolving credit agreement, which allows us to borrow up to $2 billion of unsecured funds at any time prior to August 18, 2026. This credit agreement replaces the prior $2 billion 5-year credit agreement that would have matured on August 22, 2023. Amounts payable under our revolving credit facility will rank pro rata with all of our unsecured, unsubordinated indebtedness. Up to $300 million under this credit facility is available for swingline loans. Based on our current long-term debt ratings, the applicable margin on LIBOR rate loans was 0.75 percent per annum as of December 31, 2021. Advances under the facility may be prepaid without premium or penalty, subject to customary breakage costs.
On August 18, 2021, we also entered into an amended and restated 364-day credit agreement, which allows us to borrow up to $1.5 billion of unsecured funds at any time prior to August 17, 2022. This credit agreement amended and restated the prior $1.5 billion 364-day credit facility that matured on August 18, 2021.
Both credit agreements include various covenants, including, among others, maintaining a net debt to total capital ratio of no more than 0.65 to 1.0. At December 31, 2021, we were in compliance with the financial debt covenants. We intend to maintain credit facilities at the current or higher aggregate amounts by renewing or replacing these facilities at or before expiration. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and for general corporate purposes. There were no outstanding borrowings under these facilities at December 31, 2021.
At December 31, 2021, our $313 million of commercial paper outstanding effectively reduced the $3.5 billion available capacity under our revolving credit facilities to $3.2 billion.
At December 31, 2021, we also had $234 million available for borrowings under our international and other domestic credit facilities.

Long-term Debt
A summary of long-term debt was as follows:

		December 31,
In millions	Interest Rate	2021	2020
Long-term debt
Senior notes, due 2023	3.65%	$500	$500
Senior notes, due 2025 (1)	0.75%	500	500
Debentures, due 2027	6.75%	58	58
Debentures, due 2028	7.125%	250	250
Senior notes, due 2030 (1)	1.50%	850	850
Senior notes, due 2043	4.875%	500	500
Senior notes, due 2050	2.60%	650	650
Debentures, due 2098 (2)	5.65%	165	165
Other debt		110	132
Unamortized discount and deferred issuance costs		(68)	(72)
Fair value adjustments due to hedge on indebtedness		34	48
Finance leases		89	91
Total long-term debt		3,638	3,672
Less: Current maturities of long-term debt		59	62
Long-term debt		$3,579	$3,610

(1) In 2021 we entered into a series of interest rate swaps to effectively convert from a fixed rate to floating rate. See "Interest Rate Risk" below for additional information.
(2) The effective interest rate is 7.48%.

Principal payments required on long-term debt during the next five years are as follows:

In millions	2022	2023	2024	2025	2026
Principal payments	$59	$536	$31	$507	$24

On August 24, 2020, we issued $2 billion aggregate principal amount of senior unsecured notes consisting of $500 million aggregate principal amount of 0.75 percent senior unsecured notes due in 2025, $850 million aggregate principal amount of 1.50 percent senior unsecured notes due in 2030 and $650 million aggregate principal amount of 2.60 percent senior unsecured notes due in 2050. We received net proceeds of $1.98 billion. The senior unsecured notes pay interest semi-annually on March 1 and September 1, commencing on March 1, 2021. The indenture governing the senior unsecured notes contains covenants that, among other matters, limit (i) our ability to consolidate or merge into, or sell, assign, convey, lease, transfer or otherwise dispose of all or substantially all of our and our subsidiaries' assets to another person, (ii) our and certain of our subsidiaries' ability to create or assume liens and (iii) our and certain of our subsidiaries' ability to engage in sale and leaseback transactions.
The $250 million 7.125 percent debentures and $165 million 5.65 percent debentures are unsecured and are not subject to any sinking fund requirements. We can redeem these debentures at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the debenture holders are not penalized by the early redemption.
Our debt agreements contain several restrictive covenants. The most restrictive of these covenants applies to our revolving credit facility which will upon default, among other things, limit our ability to incur additional debt or issue preferred stock, enter into sale-leaseback transactions, sell or create liens on our assets, make investments and merge or consolidate with any other entity. At December 31, 2021, we were in compliance with all of the financial debt covenants under our borrowing agreements.

Shelf Registration
As a well-known seasoned issuer, we filed an automatic shelf registration for an undetermined amount of debt and equity securities with the Securities and Exchange Commission (SEC) on February 13, 2019. Under this shelf registration we may offer, from time to time, debt securities, common stock, preferred and preference stock, depositary shares, warrants, stock purchase contracts and stock purchase units. Our current shelf is scheduled to expire in February 2022. We have begun the renewal process and plan to file a new automatic shelf registration statement in the first quarter of 2022.
Interest Expense
For the years ended December 31, 2021, 2020 and 2019, total interest incurred was $113 million, $102 million and $112 million, respectively, and interest capitalized was $2 million, $2 million and $3 million, respectively.
Interest Rate Risk
In the second half of 2021, we entered into a series of interest rate swaps to effectively convert our $500 million senior notes, due in 2025, from a fixed rate of 0.75 percent to a floating rate equal to the three-month LIBOR plus a spread. We also entered into a series of interest rate swaps to effectively convert $765 million of our $850 million senior notes, due in 2030, from a fixed rate of 1.50 percent to a floating rate equal to the three-month LIBOR plus a spread. The swaps were designated, and will be accounted for, as fair value hedges. The gain or loss on these derivative instruments, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current income as "Interest expense." The net swap settlements that accrue each period are also reported in the Consolidated Financial Statements as "Interest expense."
We had a series of interest rate swaps to effectively convert our September 2013, $500 million debt issue, due in 2023, from a fixed rate of 3.65 percent to a floating rate equal to the one-month LIBOR plus a spread. The debt is included in the Consolidated Balance Sheets as "Long-term debt." The terms of the swaps mirrored those of the debt, with interest paid semi-annually. The swaps were designated, and were accounted for, as fair value hedges. The gain or loss on these derivative instruments, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, were recognized in current income as "Interest expense." The net swap settlements that accrued each period were also reported in the Consolidated Financial Statements as "Interest expense." A basis adjustment related to credit risk, excluded from the assessment of effectiveness, was being amortized over the life of the hedge using a straight-line method and was considered de minimis.
In June and July of 2020, we settled our February 2014 interest rate swaps, which previously converted our $500 million debt issue, due in 2023, from fixed rate to floating rate based on a LIBOR spread. The $24 million gain realized upon settlement is being amortized over the remaining three-year term of the related debt.
The following table summarizes the gains and losses:

	Years ended December 31,
In millions	2021		2020		2019
Type of Swap	Gain (Loss) on Swaps	Gain (Loss) on Borrowings	Gain (Loss) on Swaps	Gain (Loss) on Borrowings	Gain (Loss) on Swaps	Gain (Loss) on Borrowings
Interest rate swaps(1)	$(3)	$2	$7	$(5)	$16	$(14)

(1) The difference between the gain (loss) on swaps and borrowings represented hedge ineffectiveness.

In 2019 we entered into $350 million of interest rate lock agreements, and in the first half of 2020 we entered into an additional $150 million of lock agreements to reduce the variability of the cash flows of the interest payments on a total of $500 million of fixed rate debt forecast to be issued in 2023 to replace our senior notes at maturity. The terms of the rate locks mirror the time period of the expected fixed rate debt issuance and the expected timing of interest payments on that debt. The gains and losses on these derivative instruments will be initially recorded in other comprehensive income and will be released to earnings in "Interest expense" in future periods to reflect the difference in (1) the fixed rates economically locked in at the inception of the hedge and (2) the actual fixed rates established in the debt instrument at issuance.

The following table summarizes the interest rate lock activity in AOCL:

	Year ended December 31,
In millions	2021		2020		2019
Type of Swap	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Interest Expense	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Interest Expense	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Interest Expense
Interest rate locks	$19	$—	(22)	—	(10)	—

Fair Value of Debt
Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair values and carrying values of total debt, including current maturities, were as follows:

	December 31,
In millions	2021	2020
Fair values of total debt (1)	$4,461	$4,665
Carrying value of total debt	4,159	4,164

(1) The fair value of debt is derived from Level 2 input measures.

NOTE 13. PRODUCT WARRANTY LIABILITY
A tabular reconciliation of the product warranty liability, including the deferred revenue related to our extended warranty coverage and accrued product campaigns, was as follows:

	December 31,
In millions	2021	2020	2019
Balance, beginning of year	$2,307	$2,389	$2,208
Provision for base warranties issued	503	443	458
Deferred revenue on extended warranty contracts sold	288	248	356
Provision for product campaigns issued	346	90	210
Payments made during period	(530)	(589)	(590)
Amortization of deferred revenue on extended warranty contracts	(260)	(227)	(230)
Changes in estimates for pre-existing product warranties	(228)	(52)	(24)
Foreign currency translation and other	(1)	5	1
Balance, end of year	$2,425	$2,307	$2,389

We recognized supplier recoveries of $170 million, $20 million and $67 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Warranty related deferred revenues and warranty liabilities on our Consolidated Balance Sheets were as follows:

	December 31,
In millions	2021	2020	Balance Sheet Location
Deferred revenue related to extended coverage programs
Current portion	$286	$261	Current portion of deferred revenue
Long-term portion	700	700	Deferred revenue
Total	$986	$961

Product warranty
Current portion	$755	$674	Current portion of accrued product warranty
Long-term portion	684	672	Accrued product warranty
Total	$1,439	$1,346

Total warranty accrual	$2,425	$2,307

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
The campaigns launched in the third quarter of 2018 are being completed in phases across the affected population. The total engine system campaign charge, excluding supplier recoveries, was $410 million. In the fourth quarter of 2020, we recorded an additional $20 million charge related to this campaign, as a change in estimate, to bring the total campaign, excluding supplier recoveries, to $430 million. At December 31, 2021, the remaining accrual balance was $82 million.
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
On April 29, 2019, we announced that we were conducting a formal internal review of our emissions certification process and compliance with emission standards for our pick-up truck applications, following conversations with the EPA and CARB regarding certification of our engines in model year 2019 RAM 2500 and 3500 trucks. This review is being conducted with external advisors as we strive to ensure the certification and compliance processes for all of our pick-up truck applications are consistent with our internal policies, engineering standards and applicable laws. During conversations with the EPA and CARB about the effectiveness of our pick-up truck applications, the regulators raised concerns that certain aspects of our emissions systems may reduce the effectiveness of our emissions control systems and thereby act as defeat devices. As a result, our internal review focuses, in part, on the regulators’ concerns. We are working closely with the regulators to enhance our emissions systems to improve the effectiveness of all of our pick-up truck applications and to fully address the regulators’ requirements. Based on discussions with the regulators, we have developed a new calibration for the engines in model year 2019 RAM 2500 and 3500 trucks that has been included in all engines shipped since September 2019. During our ongoing discussions, the regulators turned their attention to other model years and other engines, most notably our pick-up truck applications for RAM 2500 and 3500 trucks for model years 2013 through 2018. Due to the continuing nature of our formal review, our ongoing cooperation with our regulators and the presence of many unknown facts and circumstances, we cannot predict the final outcome of this review and these regulatory processes, nor whether, or the extent to which, they could have a material adverse impact on our results of operations and cash flows.
Guarantees and Commitments
Periodically, we enter into guarantee arrangements, including guarantees of non-U.S. distributor financings, residual value guarantees on equipment under operating leases and other miscellaneous guarantees of joint ventures or third-party obligations. At December 31, 2021, the maximum potential loss related to these guarantees was $39 million.
We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. At December 31, 2021, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $73 million. These arrangements enable us to secure supplies of critical components and IT services. We do not currently anticipate paying any penalties under these contracts.
We enter into physical forward contracts with suppliers of platinum and palladium to purchase certain volumes of the commodities at contractually stated prices for various periods, which generally fall within two years. At December 31, 2021, the total commitments under these contracts were $101 million. These arrangements enable us to guarantee the prices of these commodities, which otherwise are subject to market volatility.
We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance. These performance bonds and other performance-related guarantees were $103 million at December 31, 2021.
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
NOTE 15. CUMMINS INC. SHAREHOLDERS' EQUITY
Preferred and Preference Stock
We are authorized to issue one million shares of zero par value preferred and one million shares of preference stock with preferred shares being senior to preference shares. We can determine the number of shares of each series, and the rights, preferences and limitations of each series. At December 31, 2021 and 2020, there was no preferred or preference stock outstanding.

Common Stock
Changes in shares of common stock, treasury stock and common stock held in trust for employee benefit plans were as follows:

In millions	Common Stock	Treasury Stock	Common Stock Held in Trust
Balance at December 31, 2018	222.4	64.4	0.4
Shares acquired	—	8.1	—
Shares issued	—	(0.8)	(0.2)
Balance at December 31, 2019	222.4	71.7	0.2
Shares acquired	—	3.9	—
Shares issued	—	(0.8)	(0.2)
Balance at December 31, 2020	222.4	74.8	—
Shares acquired	—	5.7	—
Shares issued	0.1	(0.5)	—
Balance at December 31, 2021	222.5	80.0	—

Treasury Stock
Shares of common stock repurchased by us are recorded at cost as treasury stock and result in a reduction of shareholders' equity in our Consolidated Balance Sheets. Treasury shares may be reissued as part of our stock-based compensation programs. When shares are reissued, we use the weighted-average cost method for determining cost. The gains between the cost of the shares and the issuance price are added to additional paid-in-capital. The losses are deducted from additional paid-in capital to the extent of the gains. Thereafter, the losses are deducted from retained earnings. Treasury stock activity for the three-year period ended December 31, 2021, consisting of shares issued and repurchased is presented in our Consolidated Statements of Changes in Equity.
In December 2021, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the 2019 repurchase plan. In December 2019, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the 2018 repurchase plan. For the year ended December 31, 2021, we made the following purchases under the stock repurchase program:

In millions (except per share amounts) For each quarter ended	Shares Purchased	Average Cost Per Share	Total Cost of Repurchases	Remaining Authorized Capacity (1)
April 4	1.7	$247.35	$418	$1,576
July 4	2.7	252.66	672	904
October 3	0.6	231.57	138	766
December 31	0.7	222.14	174	2,592
Total	5.7	244.73	$1,402

(1) The remaining $592 million authorized capacity under the 2019 plan was calculated based on the cost to purchase the shares, but excludes commission expenses in accordance with the authorized plan.

We repurchased $1,402 million, $641 million and $1,271 million of our common stock in the years ended December 31, 2021, 2020 and 2019, respectively.
Dividends
Total dividends paid to common shareholders in 2021, 2020 and 2019 were $809 million, $782 million and $761 million, respectively. Declaration and payment of dividends in the future depends upon our income and liquidity position, among other factors, and is subject to declaration by the Board, who meet quarterly to consider our dividend payment. We expect to fund dividend payments with cash from operations.

In July 2021, the Board authorized an increase to our quarterly dividend of 7.4 percent from $1.35 per share to $1.45 per share. In October 2020, the Board authorized a 3.0 percent increase to our quarterly cash dividend on our common stock from $1.311 per share to $1.35 per share. In July 2019, the Board approved a 15.0 percent increase to our quarterly dividend on our common stock from $1.14 per share to $1.311 per share. Cash dividends per share paid to common shareholders for the last three years were as follows:

	Quarterly Dividends
	2021	2020	2019
First quarter	$1.35	$1.311	$1.14
Second quarter	1.35	1.311	1.14
Third quarter	1.45	1.311	1.311
Fourth quarter	1.45	1.35	1.311
Total	$5.60	$5.28	$4.90

NOTE 16. ACCUMULATED OTHER COMPREHENSIVE LOSS
Following are the changes in accumulated other comprehensive income (loss) by component:

In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at December 31, 2018	$(671)	$(1,138)	$2	$(1,807)
Other comprehensive income before reclassifications
Before-tax amount	(106)	(153)	(12)	(271)	$(5)	$(276)
Tax benefit	16	6	5	27	—	27
After-tax amount	(90)	(147)	(7)	(244)	(5)	(249)
Amounts reclassified from accumulated other comprehensive income(1)	27	—	(4)	23	—	23
Net current period other comprehensive loss	(63)	(147)	(11)	(221)	$(5)	$(226)
Balance at December 31, 2019	$(734)	$(1,285)	$(9)	$(2,028)
Other comprehensive income before reclassifications
Before-tax amount	(92)	73	(41)	(60)	$(10)	$(70)
Tax benefit	26	8	9	43	—	43
After-tax amount	(66)	81	(32)	(17)	(10)	(27)
Amounts reclassified from accumulated other comprehensive income(1)	65	—	(2)	63	—	63
Net current period other comprehensive (loss) income	(1)	81	(34)	46	$(10)	$36
Balance at December 31, 2020	$(735)	$(1,204)	$(43)	$(1,982)
Other comprehensive income before reclassifications
Before-tax amount	425	(5)	38	458	$(5)	$453
Tax (expense) benefit	(103)	1	(12)	(114)	—	(114)
After-tax amount	322	(4)	26	344	(5)	339
Amounts reclassified from accumulated other comprehensive income(1)	67	—	—	67	—	67
Net current period other comprehensive income (loss)	389	(4)	26	411	$(5)	$406
Balance at December 31, 2021	$(346)	$(1,208)	$(17)	$(1,571)

(1) Amounts are net of tax. Reclassifications out of accumulated other comprehensive income (loss) and the related tax effects are immaterial for separate disclosure.

NOTE 17. NONCONTROLLING INTERESTS
Noncontrolling interests in the equity of consolidated subsidiaries were as follows:

	December 31,
In millions	2021	2020
Eaton Cummins Automated Transmission Technologies	$518	$538
Cummins India Ltd.	347	319
Hydrogenics Corporation (1)	38	50
Other	24	20
Total	$927	$927

(1) See Note 20, "ACQUISITION," for additional information.

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
Restricted common stock is awarded from time to time at no cost to certain employees. Most awards are entitled to cash dividends and voting rights. Restrictions limit the sale or transfer of the shares during a defined period. Generally, one-third of the shares become vested and free from restrictions after two years and one-third of the shares issued become vested and free from restrictions each year thereafter on the anniversary of the grant date, provided the participant remains an employee. The fair value of the award is equal to the average market price of our stock on the grant date. Compensation expense is determined at the grant date and is recognized over the restriction period on a straight-line basis.
Employee compensation expense (net of estimated forfeitures) related to our share-based plans for the years ended December 31, 2021, 2020 and 2019, was approximately $36 million, $30 million and $48 million, respectively. In addition, non-employee director share-based compensation expense for the years ended December 31, 2021, 2020 and 2019, was approximately $1 million, $1 million and $1 million, respectively. Shares granted to non-employee directors vest immediately and have no restrictions or performance conditions. The excess tax benefit associated with our employee share-based plans for the years ended December 31, 2021, 2020 and 2019, was $9 million, $4 million and $4 million, respectively. The total unrecognized compensation expense (net of estimated forfeitures) related to nonvested awards for our employee share-based plans was approximately $55 million at December 31, 2021 and is expected to be recognized over a weighted-average period of approximately two years.

The table below summarizes the employee share-based activity in the Plan:

	Options	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Balance at December 31, 2018	3,243,662	$130.55
Granted	710,120	163.42
Exercised	(652,980)	116.76
Forfeited	(63,232)	139.86
Balance at December 31, 2019	3,237,570	140.36
Granted	632,080	142.81
Exercised	(660,786)	131.25
Forfeited	(33,334)	150.83
Balance at December 31, 2020	3,175,530	142.63
Granted	16,550	232.44
Exercised	(400,154)	138.93
Forfeited	(48,828)	153.72
Balance at December 31, 2021	2,743,098	$143.51	5.8	$205

Exercisable, December 31, 2019	1,665,710	$123.55	4.8	$92
Exercisable, December 31, 2020	1,589,015	$130.28	4.6	$151
Exercisable, December 31, 2021	1,629,588	$136.74	4.4	$133

The weighted-average grant date fair value of options granted during the years ended December 31, 2021, 2020 and 2019, was $46.03, $25.40 and $31.04, respectively. The total intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019, was approximately $41 million, $40 million and $35 million, respectively.
The weighted-average grant date fair value of performance and restricted shares was as follows:

	Performance Shares		Restricted Shares
Nonvested	Shares	Weighted-average Fair Value	Shares	Weighted-average Fair Value
Balance at December 31, 2018	410,350	$126.36	5,393	$117.68
Granted	185,377	141.01	—	—
Vested	(176,613)	98.28	(2,696)	117.68
Forfeited	(23,183)	145.26	—	—
Balance at December 31, 2019	395,931	144.64	2,697	117.68
Granted	260,480	132.57	3,704	165.04
Vested	(268,773)	138.27	(2,697)	117.68
Forfeited	(10,684)	144.22	—	—
Balance at December 31, 2020	376,954	140.85	3,704	165.04
Granted	217,684	234.22	26,224	265.41
Vested	(131,744)	146.55	—	—
Forfeited	(22,745)	171.91	—	—
Balance at December 31, 2021	440,149	$183.72	29,928	$252.99

The total vesting date fair value of performance shares vested during the years ended December 31, 2021, 2020 and 2019, was $35 million, $41 million and $27 million, respectively. There were no restricted shares vested for the year ended December 31, 2021. The total fair value of restricted shares vested was less than $1 million and less than $1 million for the years ended December 31, 2020 and 2019, respectively.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	2021	2020	2019
Expected life (years)	6	6	6
Risk-free interest rate	1.15%	0.62%	2.41%
Expected volatility	28.68%	27.05%	23.79%
Dividend yield	2.95%	2.88%	2.68%

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
NOTE 19. EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
We calculate basic earnings per share (EPS) of common stock by dividing net income attributable to Cummins Inc. by the weighted-average number of common shares outstanding for the period. The calculation of diluted EPS assumes the issuance of common stock for all potentially dilutive share equivalents outstanding. We excluded shares of common stock held in the Employee Benefits Trust (EBT) from the calculation of the weighted-average common shares outstanding until those shares are distributed from the EBT to the Retirement Savings Plan. The EBT was fully depleted at December 31, 2021. Following are the computations for basic and diluted earnings per share:

	Years ended December 31,
In millions, except per share amounts	2021	2020	2019
Net income attributable to Cummins Inc.	$2,131	$1,789	$2,260

Weighted-average common shares outstanding
Basic	144.6	148.2	155.4
Dilutive effect of stock compensation awards	1.3	0.8	0.7
Diluted	145.9	149.0	156.1
Earnings per common share attributable to Cummins Inc.
Basic	$14.74	$12.07	$14.54
Diluted	14.61	12.01	14.48

The weighted-average diluted common shares outstanding exclude the anti-dilutive effect of certain stock options. The options excluded from diluted earnings per share were as follows:

	Years ended December 31,
	2021	2020	2019
Options excluded	6,463	645,334	473,845

NOTE 20. ACQUISITION
The acquisition for the year ended December 31, 2019, was as follows:

Entity Acquired (Dollars in millions)	Date of Acquisition	Percent Interest Acquired	Payments to Former Owners	Acquisition Related Debt Retirements	Total Purchase Consideration(1)	Goodwill Recognized	Intangibles Recognized(2)	Net Sales Previous Fiscal Year Ended
Hydrogenics Corporation	9/09/19	81%	$235	$—	$235	$161	$161	$34

(1) All results from the acquired entity were included in segment results subsequent to the acquisition date, and the acquisition was accounted for as a business combination and included in the New Power segment on the date of acquisition.

(2) Intangible assets acquired in the business combination were mostly customer and technology related, the majority of which will be amortized over a period of up to 20 years from the date of the acquisition.

No material acquisitions occurred during the years ended December 31, 2021 or 2020.
NOTE 21. RESTRUCTURING ACTIONS
We executed restructuring actions in the form of voluntary and involuntary employee separation programs in the fourth quarter of 2019. These actions were in response to the continued deterioration in our global markets in the second half of 2019, as well as expected reductions in orders in most U.S. and international markets in 2020. We reduced our worldwide workforce by approximately 2,300 employees. We incurred a charge of $119 million ($90 million after-tax) in the fourth quarter of 2019 for these actions. The voluntary actions were completed by December 31, 2019 and the involuntary actions were completed by June 28, 2020.
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

Summarized financial information regarding our reportable operating segments at December 31, is shown in the table below:

In millions	Engine	Distribution	Components	Power Systems	New Power	Total Segments
2021
External sales	$7,589	$7,742	$5,932	$2,650	$108	$24,021
Intersegment sales	2,365	30	1,733	1,765	8	5,901
Total sales	9,954	7,772	7,665	4,415	116	29,922
Research, development and engineering expenses	399	48	307	234	102	1,090
Equity, royalty and interest income (loss) from investees	340	63	50	56	(3)	506
Interest income	8	7	5	5	—	25
Segment EBITDA	1,411	731	1,180	496	(223)	3,595
Depreciation and amortization (1)	205	116	183	131	24	659
Net assets	1,554	2,294	2,938	2,251	602	9,639
Investments and advances to equity investees	742	329	254	164	49	1,538
Capital expenditures	341	92	184	80	37	734
2020
External sales	$5,925	$7,110	$4,650	$2,055	$71	$19,811
Intersegment sales	2,097	26	1,374	1,576	1	5,074
Total sales	8,022	7,136	6,024	3,631	72	24,885
Research, development and engineering expenses	290	31	264	212	109	906
Equity, royalty and interest income (loss) from investees	312	62	61	21	(4)	452
Interest income	9	4	4	4	—	21
Segment EBITDA	1,235	665	961	343	(172)	3,032
Depreciation and amortization (1)	208	122	192	130	18	670
Net assets	1,306	2,444	2,878	2,134	504	9,266
Investments and advances to equity investees	681	313	215	200	32	1,441
Capital expenditures	202	89	140	79	18	528
(Table continued on next page)

In millions	Engine	Distribution	Components	Power Systems	New Power	Total Segments
2019
External sales	$7,570	$8,040	$5,253	$2,670	$38	$23,571
Intersegment sales	2,486	31	1,661	1,790	—	5,968
Total sales	10,056	8,071	6,914	4,460	38	29,539
Research, development and engineering expenses	337	28	300	230	106	1,001
Equity, royalty and interest income from investees	200	52	40	38	—	330
Interest income	15	15	8	8	—	46
Segment EBITDA (excluding restructuring actions)	1,472	693	1,117	524	(148)	3,658
Restructuring actions (2)	18	37	20	12	1	88
Segment EBITDA	1,454	656	1,097	512	(149)	3,570
Depreciation and amortization (1)	202	115	222	118	12	669
Capital expenditures	240	136	191	107	26	700

(1) Depreciation and amortization, as shown on a segment basis, excludes the amortization of debt discount and deferred costs included in the Consolidated Statements of Net Income as "Interest expense." The amortization of debt discount and deferred costs were $3 million, $3 million and $3 million for the years ended 2021, 2020 and 2019, respectively. A portion of depreciation expense is included in "Research, development and engineering expense."

(2) See Note 21 "RESTRUCTURING ACTIONS," for additional information.

A reconciliation of our total segment sales to total net sales in the Consolidated Statements of Net Income was as follows:

	Years ended December 31,
In millions	2021	2020	2019
Total segment sales	$29,922	$24,885	$29,539
Elimination of intersegment sales	(5,901)	(5,074)	(5,968)
Total net sales	$24,021	$19,811	$23,571
A reconciliation of our segment information to the corresponding amounts in the Consolidated Statements of Net Income is shown in the table below:

	Years ended December 31,
In millions	2021	2020	2019
TOTAL SEGMENT EBITDA	$3,595	$3,032	$3,570
Intersegment elimination	(74)	76	42
Less:
Interest expense	111	100	109
Depreciation and amortization	659	670	669
INCOME BEFORE INCOME TAXES	2,751	2,338	2,834
Less: Income tax expense	587	527	566
CONSOLIDATED NET INCOME	2,164	1,811	2,268
Less: Net income attributable to noncontrolling interests	33	22	8
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$2,131	$1,789	$2,260

A reconciliation of our segment net assets to the corresponding amounts in the Consolidated Balance Sheets is shown in the table below:

	December 31,
In millions	2021	2020
Net assets for operating segments	$9,639	$9,266
Cash, cash equivalents and marketable securities	3,187	3,862
Net liabilities deducted in arriving at net assets (1)	9,486	8,947
Pension and OPEB adjustments excluded from net assets	966	67
Deferred tax assets not allocated to segments	428	479
Deferred debt costs not allocated to segments	4	3
Total assets	$23,710	$22,624

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

See Note 2, "REVENUE FROM CONTRACTS WITH CUSTOMERS," for segment net sales by geographic area.

Long-lived assets include property, plant and equipment, net of depreciation, investments and advances to equity investees and other assets, excluding deferred tax assets, refundable taxes and deferred debt expenses. Long-lived segment assets by geographic area were as follows:

	December 31,
In millions	2021	2020
United States	$3,978	$3,776
China	1,136	1,010
India	573	595
United Kingdom	384	370
Netherlands	314	295
Mexico	195	187
Canada	163	149
Other international countries	554	545
Total long-lived assets	$7,297	$6,927

Our largest customer is PACCAR Inc. Worldwide sales to this customer were approximately $3.6 billion, $2.9 billion and $3.9 billion for the years ended December 31, 2021, 2020 and 2019, representing 15 percent, 15 percent and 17 percent, respectively, of our consolidated net sales. No other customer accounted for more than 10 percent of consolidated net sales.

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2021, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B.    Other Information
None.
ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.
PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to the relevant information under the captions "Corporate Governance," "Election of Directors" in our 2022 Proxy Statement, which will be filed within 120 days after the end of 2021. Information regarding our executive officers may be found in Part 1 of this annual report under the caption "Information About Our Executive Officers." Except as otherwise specifically incorporated by reference, our Proxy Statement is not deemed to be filed as part of this annual report.
ITEM 11.    Executive Compensation
The information required by Item 11 is incorporated by reference to the relevant information under the caption "Executive Compensation" in our 2022 Proxy Statement, which will be filed within 120 days after the end of 2021.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning our equity compensation plans at December 31, 2021, was as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	3,213,175	$143.51	5,309,472

(1) The number is comprised of 2,743,098 stock options, 440,149 performance shares and 29,928 restricted shares. See Note 18, "STOCK INCENTIVE AND STOCK OPTION PLANS," to the Consolidated Financial Statements for a description of how options and shares are awarded.

(2) The weighted-average exercise price relates only to the 2,743,098 stock options. Performance and restricted shares do not have an exercise price and, therefore, are not included in this calculation.

We have no equity compensation plans not approved by security holders.
The remaining information required by Item 12 is incorporated by reference to the relevant information under the caption "Stock Ownership of Directors, Management and Others" in our 2022 Proxy Statement, which will be filed within 120 days after the end of 2021.
ITEM 13.    Certain Relationships, Related Transactions and Director Independence
The information required by Item 13 is incorporated by reference to the relevant information under the captions "Corporate Governance" and "Other Information-Related Party Transactions" in our 2022 Proxy Statement, which will be filed within 120 days after the end of 2021.
ITEM 14.    Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to the relevant information under the caption "Selection of Independent Public Accountants" in our 2022 Proxy Statement, which will be filed within 120 days after the end of 2021.
PART IV
ITEM 15.    Exhibits, Financial Statement Schedules
(a)The following Consolidated Financial Statements and schedules filed as part of this report can be found in Item 8 "Financial Statements and Supplementary Data":
•Management's Report to Shareholders
•Report of Independent Registered Public Accounting Firm
•Consolidated Statements of Net Income for the years ended December 31, 2021, 2020 and 2019
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019
•Consolidated Balance Sheets at December 31, 2021 and 2020
•Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
•Consolidated Statements of Changes in Equity for the years ended December 31, 2021, 2020 and 2019
•Notes to the Consolidated Financial Statements
(b)Financial Statement Schedules
Separate financial statement schedules were omitted because such information was inapplicable or was included in the financial statements or notes described above.

(c)The exhibits listed in the following Exhibit Index are filed as part of this Annual Report on Form 10-K.
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
Deferred Compensation Plan, as amended and restated February 15, 2021 (incorporated by reference to Exhibit 10(a) to Cummins Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2021 (File No. 001-04949)).

10	(e)#
Supplemental Life Insurance and Deferred Income Plan, as amended and restated effective as of December 10, 2018 (incorporated by reference to Exhibit 10(d) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-04949)).

10	(f)#
Deferred Compensation Plan for Non-Employee Directors, as amended and restated February 15, 2021 (incorporated by reference to Exhibit 10(b) to Cummins Inc.'s Quarterly Report on Form 10-Q for the quarter ended April 4, 2021 (File No. 001-04949)).

10	(g)#	Excess Benefit Retirement Plan, as amended (incorporated by reference to Exhibit 10(g) to Cummins Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 28, 2014 (File No. 001-04949)).
10	(h)#
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
Form of Stock Option Agreement under the 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10(q) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-04949)).

10	(q)#	Key Employee Stock Investment Plan (incorporated by reference to Exhibit 10(r) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-04949)).
10	(r)#
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

10	(s)#
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

10	(t)#
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
* Filed with this annual report on Form 10-K are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Net Income for the years ended December 31, 2021, 2020 and 2019, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019, (iii) the Consolidated Balance Sheets for the years ended December 31, 2021 and 2020, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019, (v) the Consolidated Statements of Changes in Equity for the years ended December 31, 2021, 2020 and 2019 and (vi) Notes to the Consolidated Financial Statements.
ITEM 16.    Form 10-K Summary (optional)
Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUMMINS INC.
By:	/s/ MARK A. SMITH	By:	/s/ CHRISTOPHER C. CLULOW
	Mark A. Smith Vice President and Chief Financial Officer (Principal Financial Officer)		Christopher C. Clulow Vice President—Corporate Controller (Principal Accounting Officer)

Date:	February 8, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ N. THOMAS LINEBARGER	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 8, 2022
N. Thomas Linebarger
/s/ MARK A. SMITH	Vice President and Chief Financial Officer (Principal Financial Officer)	February 8, 2022
Mark A. Smith
/s/ CHRISTOPHER C. CLULOW	Vice President—Corporate Controller (Principal Accounting Officer)	February 8, 2022
Christopher C. Clulow
*		February 8, 2022
Robert J. Bernhard	Director
*		February 8, 2022
Franklin R. ChangDiaz	Director
*		February 8, 2022
Bruno V. Di Leo Allen	Director
*		February 8, 2022
Stephen B. Dobbs	Director
*		February 8, 2022
Carla A. Harris	Director
*		February 8, 2022
Robert K. Herdman	Director
*		February 8, 2022
Alexis M. Herman	Director
*		February 8, 2022
Thomas J. Lynch	Director
*		February 8, 2022
William I. Miller	Director
*		February 8, 2022
Georgia R. Nelson	Director
*		February 8, 2022
Kimberly A. Nelson	Director
*		February 8, 2022
Karen H. Quintos	Director

*By:	/s/ MARK A. SMITH
Mark A. Smith Attorney-in-fact