Form 10-Q
period 2022-03-31
CUMMINS INC
filed 2022-05-03
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

As of March 31, 2022, there were 141,097,817 shares of common stock outstanding with a par value of $2.50 per share.

CUMMINS INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION
ITEM 1.  Condensed Consolidated Financial Statements

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(Unaudited)

	Three months ended
In millions, except per share amounts	March 31, 2022	April 4, 2021
NET SALES (a) (Note 2)	$6,385	$6,092
Cost of sales (Note 3)	4,853	4,606
GROSS MARGIN	1,532	1,486
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	615	574
Research, development and engineering expenses	298	260
Equity, royalty and interest income from investees (Notes 3 and 5)	96	166
Other operating expense, net (Note 3)	111	8
OPERATING INCOME	604	810
Interest expense	17	28
Other (expense) income, net	(9)	1
INCOME BEFORE INCOME TAXES	578	783
Income tax expense (Note 6)	155	172
CONSOLIDATED NET INCOME	423	611
Less: Net income attributable to noncontrolling interests	5	8
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$418	$603

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
Basic	$2.94	$4.10
Diluted	$2.92	$4.07

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	142.2	147.0
Dilutive effect of stock compensation awards	0.9	1.3
Diluted	143.1	148.3

(a) Includes sales to nonconsolidated equity investees of $344 million for the three months ended March 31, 2022, compared with $478 million for the comparable period in 2021.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended
In millions	March 31, 2022	April 4, 2021
CONSOLIDATED NET INCOME	$423	$611
Other comprehensive income (loss), net of tax (Note 13)
Change in pension and other postretirement defined benefit plans	16	29
Foreign currency translation adjustments	4	(56)
Unrealized gain on derivatives	28	72
Total other comprehensive income, net of tax	48	45
COMPREHENSIVE INCOME	471	656
Less: Comprehensive (loss) income attributable to noncontrolling interests	(3)	8
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUMMINS INC.	$474	$648

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except par value	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$2,276	$2,592
Marketable securities (Note 7)	527	595
Total cash, cash equivalents and marketable securities	2,803	3,187
Accounts and notes receivable, net
Trade and other	3,969	3,565
Nonconsolidated equity investees	399	425
Inventories (Note 8)	4,586	4,355
Prepaid expenses and other current assets	839	777
Total current assets	12,596	12,309
Long-term assets
Property, plant and equipment	9,333	9,358
Accumulated depreciation	(4,952)	(4,936)
Property, plant and equipment, net	4,381	4,422
Investments and advances related to equity method investees	1,592	1,538
Goodwill	1,286	1,287
Other intangible assets, net	917	900
Pension assets (Note 4)	1,506	1,488
Other assets (Note 9)	1,844	1,766
Total assets	$24,122	$23,710

LIABILITIES
Current liabilities
Accounts payable (principally trade)	$3,497	$3,021
Loans payable (Note 10)	243	208
Commercial paper (Note 10)	311	313
Accrued compensation, benefits and retirement costs	411	683
Current portion of accrued product warranty (Note 11)	798	755
Current portion of deferred revenue (Note 2)	883	855
Other accrued expenses (Note 9)	1,300	1,190
Current maturities of long-term debt (Note 10)	69	59
Total current liabilities	7,512	7,084
Long-term liabilities
Long-term debt (Note 10)	3,502	3,579
Pensions and other postretirement benefits (Note 4)	593	604
Accrued product warranty (Note 11)	709	684
Deferred revenue (Note 2)	877	850
Other liabilities (Note 9)	1,566	1,508
Total liabilities	$14,759	$14,309

Commitments and contingencies (Note 12)

EQUITY
Cummins Inc. shareholders’ equity
Common stock, $2.50 par value, 500 shares authorized, 222.5 and 222.5 shares issued	$2,411	$2,427
Retained earnings	16,952	16,741
Treasury stock, at cost, 81.4 and 80.0 shares	(9,412)	(9,123)
Accumulated other comprehensive loss (Note 13)	(1,515)	(1,571)
Total Cummins Inc. shareholders’ equity	8,436	8,474
Noncontrolling interests	927	927
Total equity	$9,363	$9,401
Total liabilities and equity	$24,122	$23,710
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
In millions	March 31, 2022	April 4, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$423	$611
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	161	170
Deferred income taxes	(66)	8
Equity in income of investees, net of dividends	(76)	(136)
Pension and OPEB expense (Note 4)	9	20
Pension contributions and OPEB payments (Note 4)	(43)	(51)
Share-based compensation expense	5	8
Russian suspension costs (Note 3)	158	—
Asset impairments and other charges	36	—
Loss on corporate owned life insurance	37	32
Foreign currency remeasurement and transaction exposure	(7)	1
Changes in current assets and liabilities, net of acquisitions
Accounts and notes receivable	(417)	(374)
Inventories	(289)	(336)
Other current assets	(57)	(24)
Accounts payable	484	465
Accrued expenses	(251)	(24)
Changes in other liabilities	70	—
Other, net	(13)	(31)
Net cash provided by operating activities	164	339

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(104)	(87)
Investments in internal use software	(11)	(11)
Investments in and advances to equity investees	(32)	(24)
Acquisition of a business, net of cash acquired (Note 14)	83	—
Investments in marketable securities—acquisitions	(197)	(143)
Investments in marketable securities—liquidations (Note 7)	254	207
Cash flows from derivatives not designated as hedges	(2)	14
Other, net	(1)	19
Net cash used in investing activities	(10)	(25)

CASH FLOWS FROM FINANCING ACTIVITIES
Net payments of commercial paper	(2)	(6)
Payments on borrowings and finance lease obligations	(24)	(16)
Net borrowings (payments) under short-term credit agreements	29	(102)
Distributions to noncontrolling interests	(14)	(13)
Dividend payments on common stock	(207)	(197)
Repurchases of common stock	(311)	(418)
Proceeds from issuing common stock	9	18
Other, net	23	(11)
Net cash used in financing activities	(497)	(745)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	27	(12)
Net decrease in cash and cash equivalents	(316)	(443)
Cash and cash equivalents at beginning of year	2,592	3,401
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,276	$2,958

 The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Three months ended
In millions, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2021	$556	$1,871	$16,741	$(9,123)	$(1,571)	$8,474	$927	$9,401
Net income			418			418	5	423
Other comprehensive income (loss), net of tax (Note 13)					56	56	(8)	48
Repurchases of common stock				(311)		(311)	—	(311)
Cash dividends on common stock, $1.45 per share			(207)			(207)	—	(207)
Distributions to noncontrolling interests						—	(14)	(14)
Share-based awards		(9)		18		9	—	9
Other shareholder transactions		(7)		4		(3)	17	14
BALANCE AT MARCH 31, 2022	$556	$1,855	$16,952	$(9,412)	$(1,515)	$8,436	$927	$9,363

BALANCE AT DECEMBER 31, 2020	$556	$1,848	$15,419	$(7,779)	$(1,982)	$8,062	$927	$8,989
Net income			603			603	8	611
Other comprehensive income, net of tax (Note 13)					45	45	—	45
Repurchases of common stock				(418)		(418)	—	(418)
Cash dividends on common stock, $1.35 per share			(197)			(197)	—	(197)
Distributions to noncontrolling interests						—	(13)	(13)
Share-based awards		(6)		24		18	—	18
Other shareholder transactions		(5)		1		(4)	—	(4)
BALANCE AT APRIL 4, 2021	$556	$1,837	$15,825	$(8,172)	$(1,937)	$8,109	$922	$9,031
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
Reporting Period
Beginning in 2022, we transitioned to a Gregorian calendar with our reporting period ending on the last day of the quarterly calendar period. In 2021 and prior, our reporting period ended on the Sunday closest to the last day of the quarterly calendar period. The first quarters of 2022 and 2021 ended on March 31 and April 4, respectively. Our fiscal year ends on December 31, regardless of the day of the week on which December 31 falls.
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
These interim condensed financial statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. Our interim period financial results for the three month periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all required annual disclosures.
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

	Three months ended
	March 31, 2022	April 4, 2021
Options excluded	20,463	2,780

NOTE 2. REVENUE FROM CONTRACTS WITH CUSTOMERS
Long-term Contracts
The majority of our contracts are for a period of less than one year. We have certain long-term maintenance agreements, construction contracts and extended warranty coverage arrangements that span a period in excess of one year. The aggregate amount of the transaction price for long-term maintenance agreements and construction contracts allocated to performance obligations that were not satisfied as of March 31, 2022, was $736 million. We expect to recognize the related revenue of $112 million over the next 12 months and $624 million over periods up to 10 years. See Note 11, "PRODUCT WARRANTY LIABILITY," for additional disclosures on extended warranty coverage arrangements. Our other contracts generally are for a duration of less than one year, include payment terms that correspond to the timing of costs incurred when providing goods and services to our customers or represent sales-based royalties.
Deferred and Unbilled Revenue
The following is a summary of our unbilled and deferred revenue and related activity:

In millions	March 31, 2022	December 31, 2021
Unbilled revenue	$138	$100
Deferred revenue, primarily extended warranty	1,760	1,705

We recognized revenue of $240 million for the three months ended March 31, 2022, compared with $169 million for the comparable period in 2021, that was included in the deferred revenue balance at the beginning of each year. We did not record any impairment losses on our unbilled revenues during the three months ended March 31, 2022 or April 4, 2021.
Disaggregation of Revenue
Consolidated Revenue
The table below presents our consolidated sales by geographic area. Net sales attributed to geographic areas were based on the location of the customer.

	Three months ended
In millions	March 31, 2022	April 4, 2021
United States	$3,457	$3,060
China	653	957
India	309	330
Other international	1,966	1,745
Total net sales	$6,385	$6,092
Segment Revenue
Engine segment external sales by market were as follows:

	Three months ended
In millions	March 31, 2022	April 4, 2021
Heavy-duty truck	$684	$613
Medium-duty truck and bus	591	483
Light-duty automotive	487	474
Total on-highway	1,762	1,570
Off-highway	287	325
Total sales	$2,049	$1,895

Distribution segment external sales by region were as follows:

	Three months ended
In millions	March 31, 2022	April 4, 2021
North America	$1,371	$1,166
Asia Pacific	244	213
Europe	143	163
Russia	136	57
China	82	85
India	48	49
Africa and Middle East	46	54
Latin America	41	40
Total sales	$2,111	$1,827

Distribution segment external sales by product line were as follows:

	Three months ended
In millions	March 31, 2022	April 4, 2021
Parts	$926	$754
Engines	438	333
Power generation	398	416
Service	349	324
Total sales	$2,111	$1,827

Components segment external sales by business were as follows:

	Three months ended
In millions	March 31, 2022	April 4, 2021
Emission solutions	$808	$966
Filtration	308	301
Turbo technologies	197	225
Automated transmissions	134	115
Electronics and fuel systems	70	117
Total sales	$1,517	$1,724

Power Systems segment external sales by product line were as follows:

	Three months ended
In millions	March 31, 2022	April 4, 2021
Power generation	$399	$351
Industrial	188	179
Generator technologies	96	82
Total sales	$683	$612

NOTE 3. RUSSIAN OPERATIONS
On March 17, 2022, the Board of Directors (the Board) decided to indefinitely suspend our operations in Russia due to the ongoing conflict in Ukraine. At the time of suspension, our Russian operations included a wholly-owned distributor in Russia, an unconsolidated joint venture and direct sales into Russia from our other business units. As a result of the suspension of operations, we evaluated the recoverability of assets in Russia and assessed other liabilities that may have been incurred. We have experienced and expect to continue to experience, an inability to collect customer receivables and may be the subject of litigation in connection with our suspension of commercial operations in Russia. We will continue to evaluate the situation as conditions evolve and may take additional actions as deemed necessary in future periods. The following summarizes the costs associated with the suspension of our Russian operations in our first quarter results on our Condensed Consolidated Statements of Net Income:

In millions	March 31, 2022	Statement of Net Income Location
Inventory write-downs	$59	Cost of sales
Accounts receivable reserves	43	Other operating expense, net
Impairment and other joint venture costs	31	Equity, royalty and interest income from investees
Other	25	Other operating expense, net
Total	$158

NOTE 4. PENSIONS AND OTHER POSTRETIREMENT BENEFITS
We sponsor funded and unfunded domestic and foreign defined benefit pension and other postretirement benefit (OPEB) plans. Contributions to these plans were as follows:

	Three months ended
In millions	March 31, 2022	April 4, 2021
Defined benefit pension contributions	$33	$42
OPEB payments, net	10	9
Defined contribution pension plans	36	35

We anticipate making additional defined benefit pension contributions during the remainder of 2022 of $17 million for our U.S. and U.K. qualified and non-qualified pension plans. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2022 annual net periodic pension cost to approximate $31 million.
The components of net periodic pension and OPEB costs under our plans were as follows:

	Pension
	U.S. Plans		U.K. Plans		OPEB
	Three months ended
In millions	March 31, 2022	April 4, 2021	March 31, 2022	April 4, 2021	March 31, 2022	April 4, 2021
Service cost	$34	$35	$8	$8	$—	$—
Interest cost	22	19	9	8	1	1
Expected return on plan assets	(52)	(50)	(20)	(21)	—	—
Recognized net actuarial loss	6	12	1	8	—	—
Net periodic benefit cost (credit)	$10	$16	$(2)	$3	$1	$1

NOTE 5. EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES
Equity, royalty and interest income from investees included in our Condensed Consolidated Statements of Net Income for the reporting period was as follows:

	Three months ended
In millions	March 31, 2022		April 4, 2021
Manufacturing entities
Dongfeng Cummins Engine Company, Ltd.	$16		$31
Beijing Foton Cummins Engine Co., Ltd.	14		39
Tata Cummins, Ltd.	9		6
Chongqing Cummins Engine Company, Ltd.	9		10
All other manufacturers	(10)	(1)	55
Distribution entities
Komatsu Cummins Chile, Ltda.	7		6
All other distributors	2		3
Cummins share of net income	47		150
Royalty and interest income	49		16
Equity, royalty and interest income from investees	$96		$166

(1) Includes a $28 million impairment of our joint venture with KAMAZ and $3 million of royalty charges as part of our costs associated with the suspension of our Russian operations. In addition, on February 7, 2022, we purchased Westport Fuel System Inc.'s stake in Cummins Westport Joint Venture. See NOTE 3, "RUSSIAN OPERATIONS" and NOTE 14, "ACQUISITIONS" to our Condensed Consolidated Financial Statements for additional information.

NOTE 6. INCOME TAXES
Our effective tax rates for the three months ended March 31, 2022 and April 4, 2021, were 26.8 percent and 22.0 percent, respectively.
The three months ended March 31, 2022, contained unfavorable discrete tax items of $31 million, primarily due to $18 million of unfavorable changes associated with uncertainty in our Russian operations, $9 million of unfavorable changes in tax reserves and $4 million of net unfavorable other discrete tax items.
The three months ended April 4, 2021, contained favorable discrete items of $4 million.

NOTE 7. MARKETABLE SECURITIES
A summary of marketable securities, all of which were classified as current, was as follows:

	March 31, 2022			December 31, 2021
In millions	Cost	Gross unrealized gains/(losses)(1)	Estimated fair value	Cost	Gross unrealized gains/(losses)(1)	Estimated fair value
Equity securities
Certificates of deposit	$284	$—	$284	$299	$—	$299
Debt mutual funds	205	(2)	203	254	2	256
Equity mutual funds	31	9	40	29	10	39
Debt securities	—	—	—	1	—	1
Total marketable securities	$520	$7	$527	$583	$12	$595

(1) Unrealized gains and losses for debt securities are recorded in other comprehensive income while unrealized gains and losses for equity securities are recorded in other income, net in our Condensed Consolidated Statements of Net Income.

All debt securities are classified as available-for-sale. All marketable securities presented use a Level 2 fair value measure. The fair value of Level 2 securities is estimated using actively quoted prices for similar instruments from brokers and observable inputs where available, including market transactions and third-party pricing services, or net asset values provided to investors. We do not currently have any Level 3 securities, and there were no transfers between Level 2 or 3 during the three months ended March 31, 2022, or the year ended December 31, 2021.

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
The proceeds from sales and maturities of marketable securities were as follows:

	Three months ended
In millions	March 31, 2022	April 4, 2021
Proceeds from sales of marketable securities	$195	$163
Proceeds from maturities of marketable securities	59	44
Investments in marketable securities - liquidations	$254	$207

NOTE 8. INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Inventories included the following:

In millions	March 31, 2022	December 31, 2021
Finished products	$2,767	$2,538
Work-in-process and raw materials	2,028	2,009
Inventories at FIFO cost	4,795	4,547
Excess of FIFO over LIFO	(209)	(192)
Total inventories	$4,586	$4,355

NOTE 9. SUPPLEMENTAL BALANCE SHEET DATA
Other assets included the following:

In millions	March 31, 2022	December 31, 2021
Deferred income taxes	$494	$428
Corporate owned life insurance	455	492
Operating lease assets	440	444
Other	455	402
Other assets	$1,844	$1,766

Other accrued expenses included the following:

In millions	March 31, 2022	December 31, 2021
Marketing accruals	$304	$303
Income taxes payable	229	107
Other taxes payable	208	234
Current portion of operating lease liabilities	127	128
Other	432	418
Other accrued expenses	$1,300	$1,190
Other liabilities included the following:

In millions	March 31, 2022	December 31, 2021
Deferred income taxes	$385	$403
Operating lease liabilities	326	326
Long-term income taxes	263	263
Accrued compensation	160	177
Mark-to-market valuation on interest rate derivatives	75	19
Other long-term liabilities	357	320
Other liabilities	$1,566	$1,508

NOTE 10. DEBT
Loans Payable and Commercial Paper
Loans payable, commercial paper and the related weighted-average interest rates were as follows:

In millions	March 31, 2022		December 31, 2021
Loans payable (1)	$243		$208
Commercial paper	311	(2)	313	(3)

(1) Loans payable consist primarily of notes payable to various domestic and international financial institutions. It is not practicable to aggregate these notes and calculate a quarterly weighted-average interest rate.

(2) The weighted-average interest rate, inclusive of all brokerage fees, was 0.33 percent at March 31, 2022. This included $111 million of borrowings under the Europe program that were at a negative weighted-average interest rate of 0.22 percent and $200 million of borrowings under the U.S. program at a weighted-average interest rate of 0.63 percent.

(3) The weighted-average interest rate, inclusive of all brokerage fees, was negative 0.01 percent at December 31, 2021. This included $113 million of borrowings under the Europe program that were at a negative weighted-average interest rate of 0.39 percent and $200 million of borrowings under the U.S. program at a weighted-average interest rate of 0.21 percent.

We can issue up to $3.5 billion of unsecured, short-term promissory notes (commercial paper) pursuant to the Board authorized commercial paper programs. The programs facilitate the private placement of unsecured short-term debt through third-party brokers. We intend to use the net proceeds from the commercial paper borrowings for acquisitions and general corporate purposes.
Revolving Credit Facilities
We have access to committed credit facilities totaling $3.5 billion, including the $1.5 billion 364-day facility that expires August 17, 2022 and our $2.0 billion five-year facility that expires on August 18, 2026. We intend to maintain credit facilities at the current or higher aggregate amounts by renewing or replacing these facilities at or before expiration. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. There were no outstanding borrowings under these facilities at March 31, 2022 and December 31, 2021.
At March 31, 2022, the $311 million of outstanding commercial paper effectively reduced the $3.5 billion of revolving credit capacity to $3.2 billion.
At March 31, 2022, we also had an additional $253 million available for borrowings under our international and other domestic credit facilities.

Long-term Debt
A summary of long-term debt was as follows:

In millions	Interest Rate	March 31, 2022	December 31, 2021
Long-term debt
Senior notes, due 2023	3.65%	$500	$500
Senior notes, due 2025(1)	0.75%	500	500
Debentures, due 2027	6.75%	58	58
Debentures, due 2028	7.125%	250	250
Senior notes, due 2030(1)	1.50%	850	850
Senior notes, due 2043	4.875%	500	500
Senior notes, due 2050	2.60%	650	650
Debentures, due 2098(2)	5.65%	165	165
Other debt		126	110
Unamortized discount and deferred issuance costs		(66)	(68)
Fair value adjustments due to hedge on indebtedness		(49)	34
Finance leases		87	89
Total long-term debt		3,571	3,638
Less: Current maturities of long-term debt		69	59
Long-term debt		$3,502	$3,579

(1) In 2021, we entered into a series of interest rate swaps to effectively convert from a fixed rate to floating rate. See "Interest Rate Risk" below for additional information.
(2) The effective interest rate is 7.48 percent.

Principal payments required on long-term debt during the next five years are as follows:

In millions	2022	2023	2024	2025	2026
Principal payments	$62	$548	$32	$507	$24

Interest Rate Risk
Beginning in the second half of 2021, we entered into a series of interest rate swaps to effectively convert our $500 million senior notes, due in 2025, from a fixed rate of 0.75 percent to a floating rate equal to the three-month LIBOR plus a spread, and we also entered into a series of interest rate swaps to effectively convert $765 million of our $850 million senior notes, due in 2030, from a fixed rate of 1.50 percent to a floating rate equal to the three-month LIBOR plus a spread. The loss on the interest rate swaps was $72 million and the offsetting gain on borrowings was $80 million for the three months ended March 31, 2022.
We have interest rate lock agreements to reduce the variability of the cash flows of the interest payments on a total of $500 million of fixed rate debt forecast to be issued in 2023 to replace our senior notes at maturity. The following table summarizes the gains, net of tax, recognized in other comprehensive income:

In millions	Three months ended
Type of Swap	March 31, 2022	April 4, 2021
Interest rate locks	$39	$61

Fair Value of Debt
Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair values and carrying values of total debt, including current maturities, were as follows:

In millions	March 31, 2022	December 31, 2021
Fair value of total debt (1)	$4,060	$4,461
Carrying value of total debt	4,125	4,159

(1) The fair value of debt is derived from Level 2 input measures.
Shelf Registration
As a well-known seasoned issuer, we filed an automatic shelf registration of an undetermined amount of debt and equity with the SEC on February 8, 2022. Under this shelf registration we may offer, from time to time, debt securities, common stock, preferred and preference stock, depositary shares, warrants, stock purchase contracts and stock purchase units.
NOTE 11. PRODUCT WARRANTY LIABILITY
A tabular reconciliation of the product warranty liability, including the deferred revenue related to our extended warranty coverage and accrued product campaigns, was as follows:

	Three months ended
In millions	March 31, 2022		April 4, 2021
Balance, beginning of year	$2,425		$2,307
Provision for base warranties issued	123		157
Deferred revenue on extended warranty contracts sold	70		65
Provision for product campaigns issued	42		3
Payments made during period	(132)		(146)
Amortization of deferred revenue on extended warranty contracts	(73)		(61)
Changes in estimates for pre-existing product warranties	(26)		(44)
Foreign currency translation and other	94	(1)	(6)
Balance, end of period	$2,523		$2,275

(1) Includes $95 million of product warranty liability related to the acquisition of Cummins Westport Joint Venture. See Note 14, "ACQUISITIONS" to our Condensed Consolidated Financial Statements for additional information.

We recognized supplier recoveries of $13 million for the three months ended March 31, 2022, compared with $4 million for the comparable period in 2021.

Warranty related deferred revenues and warranty liabilities on our Condensed Consolidated Balance Sheets were as follows:

In millions	March 31, 2022	December 31, 2021	Balance Sheet Location
Deferred revenue related to extended coverage programs
Current portion	$292	$286	Current portion of deferred revenue
Long-term portion	724	700	Deferred revenue
Total	$1,016	$986

Product warranty
Current portion	$798	$755	Current portion of accrued product warranty
Long-term portion	709	684	Accrued product warranty
Total	$1,507	$1,439

Total warranty accrual	$2,523	$2,425

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

The campaigns launched in the third quarter of 2018 are being completed in phases across the affected population. The total engine system campaign charge, excluding supplier recoveries, was $410 million. In the fourth quarter of 2020, we recorded an additional $20 million charge related to this campaign, as a change in estimate, to bring the total campaign, excluding supplier recoveries, to $430 million. At March 31, 2022, the remaining accrual balance was $72 million.
NOTE 12. COMMITMENTS AND CONTINGENCIES
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

On April 29, 2019, we announced that we were conducting a formal internal review of our emissions certification process and compliance with emission standards for our pick-up truck applications, following conversations with the EPA and CARB regarding certification of our engines in model year 2019 RAM 2500 and 3500 trucks. This review is being conducted with external advisors as we strive to ensure the certification and compliance processes for all of our pick-up truck applications are consistent with our internal policies, engineering standards and applicable laws. During conversations with the EPA and CARB about the effectiveness of our pick-up truck applications, the regulators raised concerns that certain aspects of our emissions systems may reduce the effectiveness of our emissions control systems and thereby act as defeat devices. As a result, our internal review focuses, in part, on the regulators’ concerns. We are working closely with the regulators to enhance our emissions systems to improve the effectiveness of all of our pick-up truck applications and to fully address the regulators’ requirements. Based on discussions with the regulators, we have developed a new calibration for the engines in model year 2019 RAM 2500 and 3500 trucks that has been included in all engines shipped since September 2019. During our ongoing discussions, the regulators turned their attention to other model years and other engines, most notably our pick-up truck applications for RAM 2500 and 3500 trucks for model years 2013 through 2018. In connection with these and other ongoing discussions with the EPA and CARB, we are developing a new software calibration and will recall model years 2013 through 2018 RAM 2500 and 3500 trucks. We accrued $30 million for the recall during the first quarter of 2022, an amount that reflects our current estimate of the cost of the recall.
We will continue to work together closely with the relevant regulators to develop and implement recommendations for improvement and seek to reach further resolutions as part of our ongoing commitment to compliance. Due to the presence of many unknown facts and circumstances, we are not yet able to estimate any further financial impact of these matters. It is possible that the consequences of any remediation plans resulting from our formal review and these regulatory processes could have a material adverse impact on our results of operations and cash flows.
Guarantees and Commitments
Periodically, we enter into guarantee arrangements, including guarantees of non-U.S. distributor financings, residual value guarantees on equipment under operating leases and other miscellaneous guarantees of joint ventures or third-party obligations. At March 31, 2022, the maximum potential loss related to these guarantees was $39 million.
We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. At March 31, 2022, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $136 million. These arrangements enable us to secure supplies of critical components and IT services. We do not currently anticipate paying any penalties under these contracts.
We enter into physical forward contracts with suppliers of platinum and palladium to purchase certain volumes of the commodities at contractually stated prices for various periods, which generally fall within two years. At March 31, 2022, the total commitments under these contracts were $64 million. These arrangements enable us to guarantee the prices of these commodities, which otherwise are subject to market volatility.
We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance. These performance bonds and other performance-related guarantees were $104 million at March 31, 2022.
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

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS
Following are the changes in accumulated other comprehensive income (loss) by component for the three months ended:

In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on derivatives		Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at December 31, 2021	$(346)	$(1,208)	$(17)		$(1,571)
Other comprehensive income before reclassifications
Before-tax amount	14	11	36		61	$(8)	$53
Tax (expense) income	(4)	1	(7)		(10)	—	(10)
After-tax amount	10	12	29		51	(8)	43
Amounts reclassified from accumulated other comprehensive income(1)	6	—	(1)		5	—	5
Net current period other comprehensive income (loss)	16	12	28	(2)	56	$(8)	$48
Balance at March 31, 2022	$(330)	$(1,196)	$11		$(1,515)

Balance at December 31, 2020	$(735)	$(1,204)	$(43)		$(1,982)
Other comprehensive income before reclassifications
Before-tax amount	15	(60)	93		48	$—	$48
Tax (expense) benefit	(3)	4	(22)		(21)	—	(21)
After-tax amount	12	(56)	71		27	—	27
Amounts reclassified from accumulated other comprehensive income(1)	17	—	1		18	—	18
Net current period other comprehensive income (loss)	29	(56)	72	(2)	45	$—	$45
Balance at April 4, 2021	$(706)	$(1,260)	$29		$(1,937)

(1) Amounts are net of tax. Reclassifications out of accumulated other comprehensive income and the related tax effects are immaterial for separate disclosure.
(2) Primarily related to interest rate lock activity. See the Interest Rate Risk section in NOTE 10, "DEBT" for additional information.

NOTE 14. ACQUISITIONS
Completed Acquisitions
On February 7, 2022, we purchased Westport Fuel System Inc.'s stake in the Cummins Westport Joint Venture. We will continue to operate the business as the sole owner. The purchase price was $42 million and was allocated primarily to cash, warranty and deferred revenue related to extended coverage contracts. The results of the business were reported in our Engine segment. Pro forma financial information for the acquisition was not presented as the effects are not material to our Condensed Consolidated Financial Statements.
Pending Acquisitions
On February 9, 2022, we reached an agreement with Altra Industrial Motion Corp to acquire its Jacobs Vehicle Systems business and closed the transaction in April 2022. Sales of this business were $194 million in 2021. The purchase price was $346 million in cash, subject to typical adjustments related to closing working capital and other amounts and does not contain any contingent consideration. At this time, we have not completed the purchase price allocation, but expect to record approximately $270 million to $300 million of goodwill and intangibles. This acquisition will be reported in our Components segment.
On February 21, 2022, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Meritor, Inc. (Meritor) and Rose NewCo Inc. (Merger Sub) pursuant to which we agreed to acquire Meritor, a global leader of drivetrain, mobility, braking, aftermarket and electric powertrain solutions for commercial vehicle and industrial markets. At closing, Merger Sub will merge into Meritor with Meritor as the surviving entity and becoming our wholly owned subsidiary. This acquisition will be reported in our Components and New Power segments. Pursuant to the terms of the Merger Agreement, we will pay $36.50 in cash per share of Meritor common stock, for a total transaction value of approximately $3.7 billion, including assumed debt and net of acquired cash. We plan to fund this acquisition with a combination of cash, commercial paper and long-term debt.
The Board of Directors of Meritor recommended that Meritor shareholders vote in favor of the transaction at a Special Meeting of Shareholders to be held on May 26, 2022. The transaction is expected to close by the end of 2022 subject to customary closing conditions and receipt of applicable regulatory approvals. The Merger Agreement contains certain customary termination rights, subject to certain limitations, that could result in either us or Meritor having to pay a termination fee to the other party. Should the Merger Agreement be terminated under such specified circumstances, Meritor could be required to pay us approximately a $74 million termination fee, and we could be required to pay Meritor a $160 million termination fee.
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

Summarized financial information regarding our reportable operating segments for the three months ended is shown in the table below:

In millions	Engine		Distribution	Components	Power Systems	New Power	Total Segments
Three months ended March 31, 2022
External sales	$2,049		$2,111	$1,517	$683	$25	$6,385
Intersegment sales	704		6	471	477	6	1,664
Total sales	2,753		2,117	1,988	1,160	31	8,049
Research, development and engineering expenses	109		13	76	64	36	298
Equity, royalty and interest income (loss) from investees	44	(1)	16	28	11	(3)	96
Interest income	4		2	1	1	—	8
Russian suspension costs(2)	32	(3)	100	6	20	—	158
Segment EBITDA	392		110	320	90	(67)	845
Depreciation and amortization(4)	51		28	43	31	7	160

Three months ended April 4, 2021
External sales	$1,895		$1,827	$1,724	$612	$34	$6,092
Intersegment sales	564		8	428	410	1	1,411
Total sales	2,459		1,835	2,152	1,022	35	7,503
Research, development and engineering expenses	92		13	75	57	23	260
Equity, royalty and interest income from investees	113		17	19	12	5	166
Interest income	3		1	1	1	—	6
Segment EBITDA	354		160	421	126	(51)	1,010
Depreciation and amortization(4)	51		30	48	35	5	169

(1) Includes a $28 million impairment of our joint venture with KAMAZ and $3 million of royalty charges as part of our costs associated with the suspension of our Russian operations. See Note 3, "RUSSIAN OPERATIONS" to our Condensed Consolidated Financial Statements for additional information.

(2) See Note 3, "RUSSIAN OPERATIONS" to our Condensed Consolidated Financial Statements for additional information.
(3) Includes $31 million of Russian suspension costs reflected in the Equity, royalty and interest income (loss) from investees line above.
(4) Depreciation and amortization, as shown on a segment basis, excludes the amortization of debt discount and deferred costs included in the Condensed Consolidated Statements of Net Income as Interest expense. The amortization of debt discount and deferred costs was $1 million and $1 million for the three months ended March 31, 2022 and April 4, 2021, respectively. A portion of depreciation expense is included in Research, development and engineering expenses.

A reconciliation of our total segment sales to total net sales in the Condensed Consolidated Statements of Net Income was as follows:

	Three months ended
In millions	March 31, 2022	April 4, 2021
Total segment sales	$8,049	$7,503
Elimination of intersegment sales	(1,664)	(1,411)
Total net sales	$6,385	$6,092

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Net Income is shown in the table below:

	Three months ended
In millions	March 31, 2022	April 4, 2021
TOTAL SEGMENT EBITDA	$845	$1,010
Intersegment eliminations and other (1)	(90)	(30)
Less:
Interest expense	17	28
Depreciation and amortization	160	169
INCOME BEFORE INCOME TAXES	578	783
Less: Income tax expense	155	172
CONSOLIDATED NET INCOME	423	611
Less: Net income attributable to noncontrolling interests	5	8
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$418	$603

(1)Intersegment eliminations and other for the three months ended March 31, 2022, included $17 million of costs associated with the planned separation of our Filtration business.

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
BUSINESS CONDITIONS / DISRUPTIONS
•any adverse effects of the conflict between Russia and Ukraine and the global response (including government bans or restrictions on doing business in Russia);
•failure to successfully execute or integrate the acquisition of Meritor, Inc.;
•failure to realize all of the anticipated benefits from our announced acquisition of Meritor, Inc.;
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
•the price and availability of energy;
•continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support our future business; and
•other risk factors described in Part II, Item 1A in this quarterly report and our 2021 Form 10-K, Part I, Item 1A, both under the caption "Risk Factors."
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

ORGANIZATION OF INFORMATION
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) was prepared to provide the reader with a view and perspective of our business through the eyes of management and should be read in conjunction with our Management's Discussion and Analysis of Financial Condition and Results of Operations section of our 2021 Form 10-K. Our MD&A is presented in the following sections:
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
Our financial performance depends, in large part, on varying conditions in the markets we serve, particularly the on-highway, construction and general industrial markets. Demand in these markets tends to fluctuate in response to overall economic conditions. Our sales may also be impacted by OEM inventory levels, production schedules, stoppages and supply chain challenges. Economic downturns in markets we serve generally result in reduced sales of our products and can result in price reductions in certain products and/or markets. As a worldwide business, our operations are also affected by geopolitical risks (such as the conflict between Russia and Ukraine), currency, political, economic, public health crises, epidemics or pandemics and regulatory matters, including adoption and enforcement of environmental and emission standards, in the countries we serve. As part of our growth strategy, we invest in businesses in certain countries that carry high levels of these risks such as China, Brazil, India, Mexico, Russia and countries in the Middle East and Africa. At the same time, our geographic diversity and broad product and service offerings have helped limit the impact from a drop in demand in any one industry or customer or the economy of any single country on our consolidated results.

Russian Operations
On March 17, 2022, the Board of Directors (the Board) decided to indefinitely suspend our operations in Russia due to the ongoing conflict in Ukraine. At the time of suspension, our Russian operations included a wholly-owned distributor in Russia, an unconsolidated joint venture and direct sales into Russia from our other business units. As a result of the suspension of operations, we evaluated the recoverability of assets in Russia and assessed other liabilities that may have been incurred. We have experienced and expect to continue to experience, an inability to collect customer receivables and may be the subject of litigation in connection with our suspension of commercial operations in Russia. We will continue to evaluate the situation as conditions evolve and may take additional actions as deemed necessary in future periods. The following summarizes the costs associated with the suspension of our Russian operations in our first quarter results on our Condensed Consolidated Statements of Net Income:

In millions	March 31, 2022
Inventory write-downs	$59
Accounts receivable reserves	43
Impairment and other joint venture costs	31
Other	25
Total	$158

Supply Chain Disruptions
We continue to experience supply chain disruptions and related financial impacts reflected as increased cost of sales. Our industry continues to be unfavorably impacted by supply chain constraints leading to shortages across multiple components categories and limiting our collective ability to meet end-user demand. Our customers are also experiencing other supply chain issues and slowing production. Should the supply chain issues continue for an extended period of time or worsen, the impact on our production and supply chain could have a material adverse effect on our results of operations, financial condition and cash flows. Our Board of Directors (the Board) continues to monitor and evaluate all of these factors and the related impacts on our business and operations, and we are diligently working to minimize the supply chain impacts to our business and to our customers.
First Quarter 2022 Results
A summary of our results is as follows:

	Three months ended
In millions, except per share amounts	March 31, 2022	April 4, 2021
Net sales	$6,385	$6,092
Net income attributable to Cummins Inc.	418	603
Earnings per common share attributable to Cummins Inc.
Basic	$2.94	$4.10
Diluted	2.92	4.07

Worldwide revenues increased 5 percent in the three months ended March 31, 2022, compared to the same period in 2021, due to higher demand in most operating segments and most geographic regions except China. Net sales in the U.S. and Canada improved 12 percent, primarily due to increased demand and favorable pricing in North American on-highway markets, which positively impacted all components businesses, and all distribution product lines. International demand (excludes the U.S. and Canada) declined 3 percent, with lower sales in China, partially offset by higher sales in Asia Pacific, Russia, Latin America and Europe. The decrease in international sales was principally due to lower demand in most components businesses in China, partially offset by higher demand in industrial markets (especially mining), power generation equipment (especially in China) and most distribution product lines in Russia. Unfavorable foreign currency fluctuations impacted international sales by 2 percent (primarily the Euro and Australian dollar). Our industry's sales continue to be unfavorably impacted by supply chain constraints leading to shortages across multiple components categories and limiting our collective ability to meet end-user demand. Our customers are also experiencing other supply chain issues slowing production.

The following table contains sales and EBITDA (defined as earnings or losses before interest expense, income taxes, depreciation and amortization and noncontrolling interests) by operating segment for the three months ended March 31, 2022 and April 4, 2021. See Note 15, "OPERATING SEGMENTS," to the Condensed Consolidated Financial Statements for additional information and a reconciliation of our segment information to the corresponding amounts in our Condensed Consolidated Statements of Net Income.

	Three months ended
Operating Segments	March 31, 2022				April 4, 2021			Percent change
		Percent				Percent		2022 vs. 2021
In millions	Sales	of Total	EBITDA		Sales	of Total	EBITDA	Sales	EBITDA
Engine	$2,753	43%	$392		$2,459	40%	$354	12%	11%
Distribution	2,117	33%	110		1,835	30%	160	15%	(31)%
Components	1,988	31%	320		2,152	35%	421	(8)%	(24)%
Power Systems	1,160	18%	90		1,022	17%	126	14%	(29)%
New Power	31	1%	(67)		35	1%	(51)	(11)%	(31)%
Intersegment eliminations	(1,664)	(26)%	(90)		(1,411)	(23)%	(30)	18%	NM
Total	$6,385	100%	$755	(1)	$6,092	100%	$980	5%	(23)%

"NM" - not meaningful information
(1) EBITDA includes $158 million of costs associated with the suspension of our Russian operations and $17 million of costs associated with the planned separation of our Filtration business.

Net income attributable to Cummins Inc. was $418 million, or $2.92 per diluted share, on sales of $6.4 billion for the three months ended March 31, 2022, versus the comparable prior year period net income attributable to Cummins Inc. of $603 million, or $4.07 per diluted share, on sales of $6.1 billion. The decreases in net income attributable to Cummins Inc. and earnings per diluted share were driven by costs associated with the suspension of our Russian operations, increased consulting expenses driven by acquisitions and the work towards separation of the filtration business, lower equity, royalty and interest income from investees (primarily in China), costs related to asset impairments and other charges and higher unfavorable discrete tax items, partially offset by higher net sales and increased gross margin. See Note 3, "RUSSIAN OPERATIONS" to our Condensed Consolidated Financial Statements for additional information. The increase in gross margin was primarily due to favorable pricing, partially offset by higher material costs, losses related to inventory write-downs in our Russian operations and increased freight costs due to supply chain constraints. Diluted earnings per common share for the three months ended March 31, 2022, benefited $0.01 from fewer weighted-average shares outstanding due to the stock repurchase program.
We generated $164 million of cash from operations for the three months ended March 31, 2022, compared to $339 million for the comparable period in 2021. See the section titled "Cash Flows" in the "LIQUIDITY AND CAPITAL RESOURCES" section for a discussion of items impacting cash flows.
Our debt to capital ratio (total capital defined as debt plus equity) at March 31, 2022, was 30.6 percent, compared to 30.7 percent at December 31, 2021. The decrease was primarily due to lower debt balances since December 31, 2021. At March 31, 2022, we had $2.8 billion in cash and marketable securities on hand and access to our $3.5 billion credit facilities, if necessary, to meet currently anticipated working capital, investment and funding needs.
In the first three months of 2022, we purchased $311 million, or 1.6 million shares, of our common stock.
On April 20, 2022, we filed a confidential registration statement announcing our intent to separate the filtration business into a stand-alone company.
On February 21, 2022, we entered into an agreement and plan of merger with Meritor, Inc. (Meritor) and Rose NewCo Inc. pursuant to which we agreed to acquire Meritor, a global leader of drivetrain, mobility, braking, aftermarket and electric powertrain solutions for commercial vehicle and industrial markets. We will pay $36.50 in cash per share of Meritor common stock, for a total transaction value of approximately $3.7 billion, including assumed debt and net of acquired cash.
On February 9, 2022, we reached an agreement with Altra Industrial Motion Corp to acquire its Jacobs Vehicle Systems business and closed the transaction in April 2022 with a purchase price of $346 million.
As a well-known seasoned issuer, we filed an automatic shelf registration of an undetermined amount of debt and equity with the Securities and Exchange Commission (SEC) on February 8, 2022.

On February 7, 2022, we purchased Westport Fuel System Inc.'s stake in the Cummins Westport Joint Venture for $42 million.
In the first three months of 2022, the investment loss on our U.S. pension trust was 2.7 percent while our U.K. pension trust loss was 5.8 percent. We anticipate making additional defined benefit pension contributions during the remainder of 2022 of $17 million for our U.S. and U.K. qualified and non-qualified pension plans. We expect our 2022 annual net periodic pension cost to approximate $31 million.
As of the date of this filing, our credit ratings and outlooks from the credit rating agencies remain unchanged.

RESULTS OF OPERATIONS

	Three months ended		Favorable/
	March 31, 2022	April 4, 2021	(Unfavorable)
In millions, except per share amounts			Amount	Percent
NET SALES	$6,385	$6,092	$293	5%
Cost of sales	4,853	4,606	(247)	(5)%
GROSS MARGIN	1,532	1,486	46	3%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	615	574	(41)	(7)%
Research, development and engineering expenses	298	260	(38)	(15)%
Equity, royalty and interest income from investees	96	166	(70)	(42)%
Other operating expense, net	111	8	(103)	NM
OPERATING INCOME	604	810	(206)	(25)%
Interest expense	17	28	11	39%
Other (expense) income, net	(9)	1	(10)	NM
INCOME BEFORE INCOME TAXES	578	783	(205)	(26)%
Income tax expense	155	172	17	10%
CONSOLIDATED NET INCOME	423	611	(188)	(31)%
Less: Net income attributable to noncontrolling interests	5	8	3	38%
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$418	$603	$(185)	(31)%
Diluted Earnings Per Common Share Attributable to Cummins Inc.	$2.92	$4.07	$(1.15)	(28)%

"NM" - not meaningful information

	Three months ended		Favorable/ (Unfavorable)
	March 31, 2022	April 4, 2021
Percent of sales			Percentage Points
Gross margin	24.0%	24.4%	(0.4)
Selling, general and administrative expenses	9.6%	9.4%	(0.2)
Research, development and engineering expenses	4.7%	4.3%	(0.4)

Net Sales
Net sales for the three months ended March 31, 2022, increased by $293 million versus the comparable period in 2021. The primary drivers were as follows:
•Engine segment sales increased 12 percent due to favorable pricing and increased aftermarket sales in North America.
•Distribution segment sales increased 15 percent principally due to higher demand across all product lines in North America.
•Power Systems segment sales increased 14 percent primarily due to higher demand in global mining markets and power generation markets in China.
These increases were partially offset by the following drivers:
•Components segment sales decreased 8 percent largely due to lower demand in most businesses in China, partially offset by higher demand North America.
•Unfavorable foreign currency fluctuations of 1 percent of total sales, primarily in the Euro and Australian dollar.
Sales to international markets (excluding the U.S. and Canada), based on location of customers, for the three months ended March 31, 2022, were 42 percent of total net sales compared with 46 percent of total net sales for the comparable period in 2021. A more detailed discussion of sales by segment is presented in the “OPERATING SEGMENT RESULTS” section.

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
Gross Margin
Gross margin increased $46 million for the three months ended March 31, 2022 and decreased 0.4 points as a percentage of net sales, versus the comparable period in 2021. The increase in gross margin was primarily due to favorable pricing, partially offset by higher material costs, losses related to inventory write-downs in our Russian operations and increased freight costs due to supply chain constraints. The 0.4 decrease in gross margin as a percentage of net sales was principally due to losses related to higher material costs, inventory write-downs in our Russian operations and increased freight costs due to supply chain constraints which increased at a faster rate than increased sales.
The provision for base warranties issued as a percent of sales for the three months ended March 31, 2022, was 1.9 percent compared to 2.6 percent for the comparable period in 2021.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $41 million for the three months ended March 31, 2022, versus the comparable period in 2021, primarily due to higher consulting expenses driven by acquisitions and the work towards separation of the filtration business, partially offset by lower variable compensation expenses. Overall, selling, general and administrative expenses as a percentage of net sales increased to 9.6 percent in the three months ended March 31, 2022, from 9.4 percent in the comparable period in 2021. The increase in selling, general and administrative expenses as a percentage of net sales was mainly due to higher selling, general and administrative expenses which increased at a faster rate than the increase in net sales.
Research, Development and Engineering Expenses
Research, development and engineering expenses increased $38 million for the three months ended March 31, 2022, versus the comparable period in 2021 primarily due to higher spending on prototypes and increased consulting expenses. Overall, research, development and engineering expenses as a percentage of net sales increased to 4.7 percent in the three months ended March 31, 2022, from 4.3 percent in the comparable period in 2021. The increase in research, development and engineering expenses as a percentage of net sales was mainly due to higher research, development and engineering expenses which increased at a faster rate than the increase in net sales. Research activities continue to focus on development of new products to meet future emission standards around the world, improvements in fuel economy performance of diesel and natural gas powered engines and related components as well as development activities around fully electric, hybrid and hydrogen powertrain solutions.
Equity, Royalty and Interest Income from Investees
Equity, royalty and interest income from investees decreased $70 million for the three months ended March 31, 2022, versus the comparable period in 2021, primarily due to the $28 million impairment of our Russian joint venture with KAMAZ, decreased earnings at Beijing Foton Cummins Engine Co., Ltd. and Dongfeng Cummins Engine Co., Ltd. and the February 7, 2022, purchase of Westport Fuel System Inc.'s stake in Cummins Westport Joint Venture. See NOTE 3, "RUSSIAN OPERATIONS" and NOTE 14 "ACQUISITIONS" to our Condensed Consolidated Financial Statements for additional information.

Other Operating Expense, Net
Other operating (expense) income, net was as follows:

	Three months ended
In millions	March 31, 2022		April 4, 2021
Russian suspension costs	$(68)	(1)	$—
Asset impairments and other charges	(36)		—
Amortization of intangible assets	(5)		(6)
Loss on write-off of assets	(5)		(4)
Gain on sale of assets, net	1		1
Royalty income, net	2		2
Other, net	—		(1)
Total other operating expenses, net	$(111)		$(8)

(1) See Note 3, "RUSSIAN OPERATIONS" to our Condensed Consolidated Financial Statements for additional information.

Interest Expense
Interest expense decreased $11 million for the three months ended March 31, 2022, versus the comparable period in 2021, primarily due to the performance on the fixed to floating swaps placed in 2021 for our 2030 and 2050 debt maturities.
Other (Expense) Income, Net
Other (expense) income, net was as follows:

	Three months ended
In millions	March 31, 2022	April 4, 2021
Loss on corporate owned life insurance	$(37)	$(32)
Foreign currency loss, net	(12)	(5)
Interest income	8	6
Non-service pension and OPEB credit	33	24
Other, net	(1)	8
Total other (expense) income, net	$(9)	$1

Income Tax Expense
Our effective tax rate for 2022 is expected to approximate 21.5 percent, excluding any discrete items that may arise.
Our effective tax rate for the three months ended March 31, 2022, was 26.8 percent and contained unfavorable discrete tax items of $31 million, primarily due to $18 million of unfavorable changes associated with uncertainty in our Russian operations, $9 million of unfavorable changes in tax reserves and $4 million of net unfavorable other discrete tax items.
Our effective tax rate for the three months ended April 4, 2021, was 22.0 percent and contained favorable discrete items of $4 million.
Noncontrolling Interests
Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities. Noncontrolling interests in income of consolidated subsidiaries for the three months ended March 31, 2022, decreased $3 million versus the comparable period in 2021. The decrease for the three months ended March 31, 2022, was primarily due to lower earnings at Cummins India Limited.

Net Income Attributable to Cummins Inc. and Diluted Earnings Per Common Share Attributable to Cummins Inc.
Net income and diluted earnings per common share attributable to Cummins Inc. for the three months ended March 31, 2022, decreased $185 million and $1.15 per diluted share versus the comparable period in 2021, primarily due to costs associated with the suspension of our Russian operations, increased consulting expenses driven by acquisitions and the work towards separation of the filtration business, lower equity, royalty and interest income from investees (primarily in China), costs related to asset impairments and other charges and higher unfavorable discrete tax items, partially offset by higher net sales and increased gross margin. See Note 3, "RUSSIAN OPERATIONS" to our Condensed Consolidated Financial Statements for additional information. Diluted earnings per common share for the three months ended March 31, 2022, benefited $0.01 from fewer weighted-average shares outstanding due to the stock repurchase program.
Comprehensive Income - Foreign Currency Translation Adjustment
The foreign currency translation adjustment was a net gain of $4 million for the three months ended March 31, 2022, compared to a net loss of $56 million for the three months ended April 4, 2021, driven by the following:

	Three months ended
	March 31, 2022		April 4, 2021
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly-owned subsidiaries	$16	Brazilian real, partially offset by Indian rupee, British pound, Euro	$(48)	Brazilian real, British pound, Chinese renminbi
Equity method investments	(4)	Indian rupee	(8)	Chinese renminbi
Consolidated subsidiaries with a noncontrolling interest	(8)	Indian rupee	—
Total	$4		$(56)

OPERATING SEGMENT RESULTS
Our reportable operating segments consist of the Engine, Distribution, Components, Power Systems and New Power segments. This reporting structure is organized according to the products and markets each segment serves. We use segment EBITDA as a primary basis for the Chief Operating Decision Maker to evaluate the performance of each of our reportable operating segments. We believe EBITDA is a useful measure of our operating performance as it assists investors and debt holders in comparing our performance on a consistent basis without regard to financing methods, capital structure, income taxes or depreciation and amortization methods, which can vary significantly depending upon many factors. Segment amounts exclude certain expenses not specifically identifiable to segments. See Note 15, "OPERATING SEGMENTS," to the Condensed Consolidated Financial Statements for additional information and a reconciliation of our segment information to the corresponding amounts in our Condensed Consolidated Statements of Net Income.
We continue to experience supply chain disruptions and related financial impacts reflected as increased cost of sales. Our industry continues to be unfavorably impacted by supply chain constraints leading to shortages across multiple components categories and limiting our collective ability to meet end-user demand. Our customers are also experiencing other supply chain issues and slowing production.
Following is a discussion of results for each of our operating segments.
Engine Segment Results
Financial data for the Engine segment was as follows:

	Three months ended			Favorable/
	March 31,		April 4,	(Unfavorable)
In millions	2022		2021	Amount	Percent
External sales	$2,049		$1,895	$154	8%
Intersegment sales	704		564	140	25%
Total sales	2,753		2,459	294	12%
Research, development and engineering expenses	109		92	(17)	(18)%
Equity, royalty and interest income from investees	44	(1)	113	(69)	(61)%
Interest income	4		3	1	33%
Russian suspension costs	32	(2)	—	(32)	NM
Segment EBITDA	392		354	38	11%

				Percentage Points
Segment EBITDA as a percentage of total sales	14.2%		14.4%		(0.2)

"NM" - not meaningful information
(1) Includes a $28 million impairment of our joint venture with KAMAZ and $3 million of royalty charges as part of our costs associated with the suspension of our Russian operations. In addition, on February 7, 2022, we purchased Westport Fuel System Inc.'s stake in Cummins Westport Joint Venture. See NOTE 3, "RUSSIAN OPERATIONS" and NOTE 14, "ACQUISITIONS" to our Condensed Consolidated Financial Statements for additional information.

(2) Includes $31 million of Russian suspension costs reflected in the Equity, royalty and interest income from investees line above.

Sales for our Engine segment by market were as follows:

	Three months ended		Favorable/
	March 31,	April 4,	(Unfavorable)
In millions	2022	2021	Amount	Percent
Heavy-duty truck	$908	$827	$81	10%
Medium-duty truck and bus	848	674	174	26%
Light-duty automotive	498	481	17	4%
Total on-highway	2,254	1,982	272	14%
Off-highway	499	477	22	5%
Total sales	$2,753	$2,459	$294	12%

			Percentage Points
On-highway sales as percentage of total sales	82%	81%		1

Unit shipments by engine classification (including unit shipments to Power Systems and off-highway engine units included in their respective classification) were as follows:

	Three months ended		Favorable/
	March 31,	April 4,	(Unfavorable)
	2022	2021	Amount	Percent
Heavy-duty	28,600	30,700	(2,100)	(7)%
Medium-duty	72,600	73,100	(500)	(1)%
Light-duty	66,500	68,500	(2,000)	(3)%
Total unit shipments	167,700	172,300	(4,600)	(3)%
Sales
Engine segment sales for the three months ended March 31, 2022, increased $294 million versus the comparable period in 2021. The following were the primary drivers by market:
•Medium-duty truck and bus sales increased $174 million mainly due to favorable pricing and higher demand, especially in North America and Brazil.
•Heavy-duty truck sales increased $81 million principally due to favorable pricing in North America, partially offset by lower demand in China.
Segment EBITDA
Engine segment EBITDA for the three months ended March 31, 2022, increased $38 million versus the comparable period in 2021, primarily due to favorable pricing, higher volumes (including aftermarket parts) and favorable mix, partially offset by higher material costs, lower equity, royalty and interest income from investees (principally Beijing Foton Cummins Engine Co., Ltd. and Dongfeng Cummins Engine Co., Ltd.), costs related to asset impairments and other charges and costs associated with the suspension of our Russian operations including a $28 million impairment of our joint venture with KAMAZ. See Note 3, "RUSSIAN OPERATIONS" to our Condensed Consolidated Financial Statements for additional information.

Distribution Segment Results
Financial data for the Distribution segment was as follows:

	Three months ended		Favorable/
	March 31,	April 4,	(Unfavorable)
In millions	2022	2021	Amount	Percent
External sales	$2,111	$1,827	$284	16%
Intersegment sales	6	8	(2)	(25)%
Total sales	2,117	1,835	282	15%
Research, development and engineering expenses	13	13	—	—%
Equity, royalty and interest income from investees	16	17	(1)	(6)%
Interest income	2	1	1	100%
Russian suspension costs(1)	100	—	(100)	NM
Segment EBITDA	110	160	(50)	(31)%

			Percentage Points
Segment EBITDA as a percentage of total sales	5.2%	8.7%		(3.5)

"NM" - not meaningful information
(1) See Note 3, "RUSSIAN OPERATIONS" to our Condensed Consolidated Financial Statements for additional information.

Sales for our Distribution segment by region were as follows:

	Three months ended		Favorable/
	March 31,	April 4,	(Unfavorable)
In millions	2022	2021	Amount	Percent
North America	$1,367	$1,171	$196	17%
Asia Pacific	246	214	32	15%
Europe	149	163	(14)	(9)%
Russia	136	57	79	NM
China	83	87	(4)	(5)%
India	49	49	—	—%
Africa and Middle East	46	54	(8)	(15)%
Latin America	41	40	1	3%
Total sales	$2,117	$1,835	$282	15%

"NM" - not meaningful information

Sales for our Distribution segment by product line were as follows:

	Three months ended		Favorable/
	March 31,	April 4,	(Unfavorable)
In millions	2022	2021	Amount	Percent
Parts	$924	$757	$167	22%
Engines	441	334	107	32%
Power generation	401	418	(17)	(4)%
Service	351	326	25	8%
Total sales	$2,117	$1,835	$282	15%

Sales
Distribution segment sales for the three months ended March 31, 2022, increased $282 million versus the comparable period in 2021. The following were the primary drivers by region:
•North American sales increased $196 million, representing 70 percent of the total change in Distribution segment sales, mainly due to higher demand for parts and vocational engines.
•Russian sales increased $79 million as a result of increased demand for engines and parts.
These increases were partially offset by unfavorable foreign currency fluctuations, primarily in the Australian dollar and Euro.
Segment EBITDA
Distribution segment EBITDA for the three months ended March 31, 2022, decreased $50 million versus the comparable period in 2021, primarily due to costs associated with the suspension of our Russian operations and unfavorable foreign currency fluctuations (principally in the Russian ruble and Australian dollar), partially offset by higher volumes and favorable pricing. See Note 3, "RUSSIAN OPERATIONS" to our Condensed Consolidated Financial Statements for additional information.
Components Segment Results
Financial data for the Components segment was as follows:

	Three months ended		Favorable/
	March 31,	April 4,	(Unfavorable)
In millions	2022	2021	Amount	Percent
External sales	$1,517	$1,724	$(207)	(12)%
Intersegment sales	471	428	43	10%
Total sales	1,988	2,152	(164)	(8)%
Research, development and engineering expenses	76	75	(1)	(1)%
Equity, royalty and interest income from investees	28	19	9	47%
Interest income	1	1	—	—%
Russian suspension costs(1)	6	—	(6)	NM
Segment EBITDA	320	421	(101)	(24)%

			Percentage Points
Segment EBITDA as a percentage of total sales	16.1%	19.6%		(3.5)

"NM" - not meaningful information
(1) See Note 3, "RUSSIAN OPERATIONS" to our Condensed Consolidated Financial Statements for additional information.
Sales for our Components segment by business were as follows:

	Three months ended		Favorable/
	March 31,	April 4,	(Unfavorable)
In millions	2022	2021	Amount	Percent
Emission solutions	$910	$1,035	$(125)	(12)%
Filtration	382	372	10	3%
Turbo technologies	346	367	(21)	(6)%
Electronics and fuel systems	216	263	(47)	(18)%
Automated transmissions	134	115	19	17%
Total sales	$1,988	$2,152	$(164)	(8)%

Sales
Components segment sales for the three months ended March 31, 2022, decreased $164 million versus the comparable period in 2021. The following were the primary drivers by business:
•Emission solutions sales decreased $125 million primarily due to lower demand in China, partially offset by stronger demand in North America.
•Electronics and fuel systems sales decreased by $47 million principally due to weaker demand in China.
These decreases were partially offset by increased sales of $19 million in the automated transmission business mainly due to stronger demand in North America and China.
Segment EBITDA
Components segment EBITDA for the three months ended March 31, 2022, decreased $101 million versus the comparable period in 2021, mainly due to lower volumes and increased material costs.
Power Systems Segment Results
Financial data for the Power Systems segment was as follows:

	Three months ended		Favorable/
	March 31,	April 4,	(Unfavorable)
In millions	2022	2021	Amount	Percent
External sales	$683	$612	$71	12%
Intersegment sales	477	410	67	16%
Total sales	1,160	1,022	138	14%
Research, development and engineering expenses	64	57	(7)	(12)%
Equity, royalty and interest income from investees	11	12	(1)	(8)%
Interest income	1	1	—	—%
Russian suspension costs(1)	20	—	(20)	NM
Segment EBITDA	90	126	(36)	(29)%

			Percentage Points
Segment EBITDA as a percentage of total sales	7.8%	12.3%		(4.5)

"NM" - not meaningful information
(1) See Note 3, "RUSSIAN OPERATIONS" to our Condensed Consolidated Financial Statements for additional information.
Sales for our Power Systems segment by product line were as follows:

	Three months ended		Favorable/
	March 31,	April 4,	(Unfavorable)
In millions	2022	2021	Amount	Percent
Power generation	$664	$611	$53	9%
Industrial	393	324	69	21%
Generator technologies	103	87	16	18%
Total sales	$1,160	$1,022	$138	14%

Sales
Power Systems segment sales for the three months ended March 31, 2022, increased $138 million versus the comparable period in 2021. The following were the primary drivers by product line:
•Industrial sales increased $69 million due to stronger demand in global mining markets and oil and gas markets in China and North America.
•Power generation sales increased $53 million due to higher demand in China, partially offset by weaker demand in North America.

Segment EBITDA
Power Systems segment EBITDA for the three months ended March 31, 2022, decreased $36 million versus the comparable period in 2021, mainly due to costs associated with the suspension of our Russian operations, increased freight costs due to supply chain constraints and higher material costs, partially offset by higher volumes. See Note 3, "RUSSIAN OPERATIONS" to our Condensed Consolidated Financial Statements for additional information.
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

	Three months ended		Favorable/
	March 31,	April 4,	(Unfavorable)
In millions	2022	2021	Amount	Percent
External sales	$25	$34	$(9)	(26)%
Intersegment sales	6	1	5	NM
Total sales	31	35	(4)	(11)%
Research, development and engineering expenses	36	23	(13)	(57)%
Equity, royalty and interest (loss) income from investees	(3)	5	(8)	NM
Segment EBITDA	(67)	(51)	(16)	(31)%

"NM" - not meaningful information

OUTLOOK
Supply Chain Disruptions
We continue to experience supply chain disruptions and related financial impacts reflected as increased cost of sales. Our industry continues to be unfavorably impacted by supply chain constraints leading to shortages across multiple components categories and limiting our collective ability to meet end-user demand. Our customers are also experiencing other supply chain issues and slowing production. Should the supply chain issues continue for an extended period of time or worsen, the impact on our production and supply chain could have a material adverse effect on our results of operations, financial condition and cash flows. Our Board of Directors (the Board) continues to monitor and evaluate all of these factors and the related impacts on our business and operations, and we are diligently working to minimize the supply chain impacts to our business and to our customers.
Business Outlook
Our outlook reflects the following positive trends and challenges to our business that could impact our revenue and earnings potential for the remainder of 2022.
Positive Trends
•We expect demand for pick-up trucks in North America to remain strong.
•We expect North American medium-duty and heavy-duty truck demand will remain strong.
•We believe market demand for trucks in India will continue the improvement trend from the second half of 2021.
•We anticipate our aftermarket business will continue to improve, driven primarily by increased truck utilization in North America and improved demand in our Power Systems business.
•Our liquidity of $6.0 billion in cash, marketable securities and available credit facilities puts us in a strong position to deal with any uncertainties that may arise in the remainder of 2022.
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
•Resurgence of COVID-19 in China led to lockdowns in several cities that negatively impacted the economy and our end markets. These lockdowns will also contribute to further disruptions in the global supply chain, negatively impacting both our revenues and profitability.
•We expect market demand in truck and construction markets in China to decline from 2021 full year levels.
•The indefinite suspension of our operations in Russia is expected to impact our revenue and profitability. The 2021 sales through our wholly-owned distributor in Russia and direct sales into Russia were 2.7 percent of net sales.
•We expect to incur incremental expenses as a result of the expected completion of the Meritor, Inc. acquisition and its integration into our business.
•Planned separation of our filtration business into a stand-alone company is expected to result in incremental expenses.

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

Dollars in millions	March 31, 2022	December 31, 2021
Working capital (1)	$5,084	$5,225
Current ratio	1.68	1.74
Accounts and notes receivable, net	$4,368	$3,990
Days' sales in receivables	60	59
Inventories	$4,586	$4,355
Inventory turnover	4.2	4.6
Accounts payable (principally trade)	$3,497	$3,021
Days' payable outstanding	60	57
Total debt	$4,125	$4,159
Total debt as a percent of total capital	30.6%	30.7%

(1) Working capital includes cash and cash equivalents.
Cash Flows
Cash and cash equivalents were impacted as follows:

	Three months ended
In millions	March 31, 2022	April 4, 2021	Change
Net cash provided by operating activities	$164	$339	$(175)
Net cash used in investing activities	(10)	(25)	15
Net cash used in financing activities	(497)	(745)	248
Effect of exchange rate changes on cash and cash equivalents	27	(12)	39
Net decrease in cash and cash equivalents	$(316)	$(443)	$127

Net cash provided by operating activities decreased $175 million for the three months ended March 31, 2022, versus the comparable period in 2021, primarily due to higher working capital requirements of $237 million and lower consolidated net income of $188 million, partially offset by Russian suspension costs of $158 million, favorable changes in other liabilities of $70 million and lower equity earnings, net of dividends of $60 million. During the first three months of 2022, the higher working capital requirements resulted in a cash outflow of $530 million compared to a cash outflow of $293 million in the comparable period in 2021, mainly due to higher variable compensation payouts in accrued expenses, partially offset by favorable changes in inventories.
Net cash used in investing activities decreased $15 million for the three months ended March 31, 2022, versus the comparable period in 2021, primarily due to $83 million of cash acquired from the acquisition of Cummins Westport Joint Venture, net of the purchase price, partially offset by higher capital expenditures of $17 million, unfavorable changes in cash flows from derivatives not designated as hedges of $16 million, higher investments in and advances to equity investees of $8 million and lower net liquidations of marketable securities of $7 million.
Net cash used in financing activities decreased $248 million for the three months ended March 31, 2022, versus the comparable period in 2021, primarily due to higher net borrowings under short-term credit agreements of $131 million and lower repurchases of common stock of $107 million.
The effect of exchange rate changes on cash and cash equivalents for the three months ended March 31, 2022, versus the comparable period in 2021, increased $39 million primarily due to favorable fluctuations in the British pound of $36 million.

Sources of Liquidity
We generate significant ongoing cash flow. Cash provided by operations is our principal source of liquidity with $164 million generated in the three months ended March 31, 2022. Our sources of liquidity include:

	March 31, 2022
In millions	Total	U.S.	International	Primary location of international balances
Cash and cash equivalents	$2,276	$821	$1,455	China, Singapore, Belgium, Australia, Mexico, India
Marketable securities (1)	527	106	421	India
Total	$2,803	$927	$1,876
Available credit capacity
Revolving credit facilities (2)	$3,189
International and other uncommitted domestic credit facilities	$253

(1) The majority of marketable securities could be liquidated into cash within a few days.
(2) The five-year credit facility for $2.0 billion and the 364-day credit facility for $1.5 billion, maturing August 2026 and August 2022, respectively, are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. At March 31, 2022, we had $311 million of commercial paper outstanding, which effectively reduced the available capacity under our revolving credit facilities to $3.2 billion.

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
Debt Facilities and Other Sources of Liquidity
We have access to committed credit facilities totaling $3.5 billion, including the $1.5 billion 364-day facility that expires August 17, 2022 and our $2.0 billion five-year facility that expires on August 18, 2026. We intend to maintain credit facilities at the current or higher aggregate amounts by renewing or replacing these facilities at or before expiration. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. There were no outstanding borrowings under these facilities at March 31, 2022.
We can issue up to $3.5 billion of unsecured, short-term promissory notes (commercial paper) pursuant to the Board authorized commercial paper programs. These programs facilitate the private placement of unsecured short-term debt through third-party brokers. We intend to use the net proceeds from the commercial paper borrowings for acquisitions and general corporate purposes. The total combined borrowing capacity under the revolving credit facilities and commercial programs should not exceed $3.5 billion. See Note 10, "DEBT," to our Condensed Consolidated Financial Statements for additional information.
At March 31, 2022, we had $311 million of commercial paper outstanding, which effectively reduced the available capacity under our revolving credit facilities to $3.2 billion.
As a well-known seasoned issuer, we filed an automatic shelf registration of an undetermined amount of debt and equity with the SEC on February 8, 2022. Under this shelf registration we may offer, from time to time, debt securities, common stock, preferred and preference stock, depositary shares, warrants, stock purchase contracts and stock purchase units.
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
Supply Chain Financing
We currently have supply chain financing programs with financial intermediaries, which provide certain vendors the option to be paid by financial intermediaries earlier than the due date on the applicable invoice. When a vendor utilizes the program and receives an early payment from a financial intermediary, they take a discount on the invoice. We then pay the financial intermediary the face amount of the invoice on the regularly scheduled due date. The maximum amount that we may have outstanding under the program is $361 million. We do not reimburse vendors for any costs they incur for participation in the program and their participation is completely voluntary. As a result, all amounts owed to the financial intermediaries are presented as "Accounts payable" in our Condensed Consolidated Balance Sheets. Amounts due to the financial intermediaries reflected in accounts payable at March 31, 2022, were $295 million.
Uses of Cash
Stock Repurchases
In December 2021, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the 2019 repurchase plan. In December 2019, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the 2018 repurchase plan. In the first three months of 2022, we made the following purchases under the 2019 stock repurchase program:

In millions, except per share amounts	Shares Purchased	Average Cost Per Share	Total Cost of Repurchases	Remaining Authorized Capacity (1)
March 31	1.6	$199.27	$311	$2,281

(1) The remaining $281 million authorized capacity under the 2019 plan was calculated based on the cost to purchase the shares, but excludes commission expenses in accordance with the authorized plan.

We intend to repurchase outstanding shares from time to time during 2022 to enhance shareholder value.
Dividends
We paid dividends of $207 million during the three months ended March 31, 2022.
Capital Expenditures
Capital expenditures, including spending on internal use software, for the three months ended March 31, 2022, were $115 million versus $98 million in the comparable period in 2021. We plan to spend an estimated $850 million to $900 million in 2022 on capital expenditures, excluding internal use software, with over 60 percent of these expenditures expected to be invested in North America. In addition, we plan to spend an estimated $70 million to $80 million on internal use software in 2022.
Current Maturities of Short and Long-Term Debt
We had $311 million of commercial paper outstanding at March 31, 2022, that matures in less than one year. The maturity schedule of our existing long-term debt does not require significant cash outflows until 2023 when our 3.65 percent senior notes and 2025 when our 0.75 percent senior notes are due. Required annual long-term debt principal payments range from $24 million to $548 million over the next five years (including the remainder of 2022). See Note 10, "DEBT," to the Condensed Consolidated Financial Statements for additional information.

Pensions
Our global pension plans, including our unfunded and non-qualified plans, were 121 percent funded at December 31, 2021. Our U.S. defined benefit plan, which represented approximately 52 percent of the worldwide pension obligation, was 138 percent funded, and our U.K. defined benefit plan was 127 percent funded at December 31, 2021. The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans. In the first three months of 2022, the investment loss on our U.S. pension trust was 2.7 percent while our U.K. pension trust loss was 5.8 percent. Approximately 67 percent of our pension plan assets are held in highly liquid investments such as fixed income and equity securities. The remaining 33 percent of our plan assets are held in less liquid, but market valued investments, including real estate, private equity, venture capital, opportunistic credit and insurance contracts. We anticipate making additional defined benefit pension contributions during the remainder of 2022 of $17 million for our U.S. and U.K. qualified and non-qualified pension plans. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2022 annual net periodic pension cost to approximate $31 million.
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
APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
A summary of our significant accounting policies is included in Note 1, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” of the Notes to the Consolidated Financial Statements of our 2021 Form 10-K, which discusses accounting policies that we have selected from acceptable alternatives.
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
A discussion of our critical accounting estimates may be found in the “Management’s Discussion and Analysis” section of our 2021 Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.” Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first three months of 2022.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
A discussion of quantitative and qualitative disclosures about market risk may be found in Item 7A of our 2021 Form 10-K. There have been no material changes in this information since the filing of our 2021 Form 10-K.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II.  OTHER INFORMATION
ITEM 1.  Legal Proceedings
The matters described under "Legal Proceedings" in Note 12, "COMMITMENTS AND CONTINGENCIES," to the Condensed Consolidated Financial Statements are incorporated herein by reference.
ITEM 1A.  Risk Factors
In addition to other information set forth in this report and the risk factors noted below, you should consider other risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition or future results. Other than noted below, there have been no material changes to our risks described in our 2021 Annual Report on Form 10-K or the "CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION" in this Quarterly report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently judge to be immaterial also may materially adversely affect our business, financial condition or operating results.
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
We previously announced that we are conducting a formal internal review of our emissions certification process and compliance with emission standards with respect to all of our pick-up truck applications, following conversations with the EPA and CARB regarding certification of our engines for model year 2019 RAM 2500 and 3500 trucks. During conversations with the EPA and CARB about the effectiveness of our pick-up truck applications, the regulators raised concerns that certain aspects of our emissions systems may reduce the effectiveness of our emissions control systems and thereby act as defeat devices. As a result, our internal review focuses, in part, on the regulators’ concerns. We are working closely with the regulators to enhance our emissions systems to improve the effectiveness of all of our pick-up truck applications and to fully address the regulators’ requirements. Based on discussions with the regulators, we have developed a new calibration for the engines in model year 2019 RAM 2500 and 3500 trucks that has been included in all engines shipped since September 2019. During our discussions, the regulators turned their attention to other model years and other engines, most notably our pick-up truck applications for RAM 2500 and 3500 trucks for model years 2013 through 2018. In connection with these and other ongoing discussions with the EPA and CARB, we are developing a new software calibration and will recall model years 2013 through 2018 RAM 2500 and 3500 trucks. We accrued $30 million for the recall during the first quarter of 2022, an amount that reflects our current estimate of the cost of the recall.

We will continue to work together closely with the relevant regulators to develop and implement recommendations for improvement and seek to reach further resolutions as part of our ongoing commitment to compliance. Due to the presence of many unknown facts and circumstances, we are not yet able to estimate any further financial impact of these matters. It is possible that the consequences of any remediation plans resulting from our formal review and these regulatory processes could have a material adverse impact on our results of operations and cash flows.
BUSINESS CONDITIONS / DISRUPTIONS
The ongoing conflict between Russia and Ukraine, and the global response (including government bans or restrictions on doing business in Russia), could have a material adverse impact on our results of operations, financial condition and cash flows.
Given the nature of our business and our global operations, political, economic, and other conditions in foreign countries and regions, including geopolitical risks such as the current conflict between Russia and Ukraine, may adversely affect our results of operations, financial condition and cash flows. We have suspended our commercial operations in Russia indefinitely, which resulted in a $158 million charge in the first quarter of 2022. We may incur additional charges as conditions continue to evolve. In addition, we have experienced, and expect to continue to experience, an inability to collect customer receivables and may be the subject of litigation in connection with our suspension of commercial operations in Russia. The broader consequences of this conflict, which may include further sanctions, embargoes, regional instability, and geopolitical shifts; potential retaliatory action by the Russian government against companies, including possible nationalization of foreign businesses in Russia; increased tensions between the United States and countries in which we operate; and the extent of the conflict’s effect on our business and results of operations as well as the global economy, cannot be predicted. To the extent the current conflict between Russia and Ukraine adversely affects our business, it may also have the effect of heightening many other risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation, particularly with regard to raw material, transportation and labor price fluctuations; disruptions to our information technology environment, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; disruptions in global supply chains; and our exposure to foreign currency exchange rate changes.
Failure to successfully execute or integrate the acquisition of Meritor, Inc. (Meritor) could have a material adverse impact on our results of operations, financial condition and cash flows.
The completion of the acquisition of Meritor is subject to a number of conditions including shareholder and regulatory approval as well as other conditions in the merger agreement. Failure to satisfy all of the required conditions could delay the completion of the acquisition for a significant period of time or prevent it from occurring at all. Under certain limited conditions, we and/or Meritor may elect to terminate the merger agreement, which could materially and adversely affect our business and reputation. Furthermore, if completed, the acquisition of Meritor will involve the integration of Meritor’s operations with our existing operations, and there are uncertainties inherent in such an integration. We will be required to devote significant management attention and resources to integrating Meritor’s operations. A delay in completing the acquisition or integration of Meritor could cause us to fail to realize some or all of the anticipated benefits within a reasonable period of time or at all, which could result in additional transaction costs or in other negative effects associated with uncertainty about the completion of the acquisition.
We may fail to fully realize all of the anticipated benefits, including enhanced revenue, earnings, and cash flow from our announced acquisition of Meritor.
Our ability to fully realize all of the anticipated benefits, including enhanced revenue, earnings, and cash flow, from our announced acquisition of Meritor will depend, in substantial part, on our ability to successfully integrate the products into our segments, launch the Meritor products around the world and achieve our projected market penetration. While we believe we will ultimately achieve these objectives, it is possible that we will be unable to achieve all of these objectives within our anticipated time frame or in the anticipated amounts. If we are not able to successfully complete the integration of the Meritor business or implement our Meritor strategy, we may not fully realize the anticipated benefits, including enhanced revenue, earnings, and cash flows, from this acquisition or such anticipated benefits may take longer to realize than expected.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following information is provided pursuant to Item 703 of Regulation S-K:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
January 1 - January 31	50,064	$218.55	50,064	$2,581
February 1 - February 28	—	—	—	2,581
March 1 - March 31	1,510,316	198.63	1,510,316	2,281
Total	1,560,380	199.27	1,560,380

(1) Shares purchased represent shares under the Board authorized share repurchase program.
(2) Shares repurchased under our Key Employee Stock Investment Plan only occur in the event of a participant default, which cannot be predicted, and were excluded from this column.
In December 2021, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the 2019 repurchase plan. In December 2019, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the 2018 repurchase plan. During the three months ended March 31, 2022, we repurchased $311 million of common stock under the 2019 authorization. The dollar value remaining available for future purchases under the 2019 program at March 31, 2022, was $281 million.
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
10(a)
Agreement and Plan of Merger, dated February 21, 2022, by and among Meritor, Inc., Cummins Inc. and Rose NewCo Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Cummins Inc. with the Securities and Exchange Commission on February 24, 2022 (File No. 001-04949)).

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
* Filed with this quarterly report on Form 10-Q are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Net Income for the three months ended March 31, 2022 and April 4, 2021, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and April 4, 2021, (iii) the Condensed Consolidated Balance Sheets at March 31, 2022 and December 31, 2021, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and April 4, 2021, (v) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2022 and April 4, 2021 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cummins Inc.
Date:	May 3, 2022

	By:	/s/ MARK A. SMITH	By:	/s/ LUTHER E. PETERS
		Mark A. Smith		Luther E. Peters
		Vice President and Chief Financial Officer		Vice President-Controller
		(Principal Financial Officer)		(Principal Accounting Officer)