Form 10-Q
period 2022-06-30
CUMMINS INC
filed 2022-08-03
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

As of June 30, 2022, there were 140,992,323 shares of common stock outstanding with a par value of $2.50 per share.

CUMMINS INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION
ITEM 1.  Condensed Consolidated Financial Statements

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(Unaudited)

	Three months ended		Six months ended
In millions, except per share amounts	June 30, 2022	July 4, 2021	June 30, 2022	July 4, 2021
NET SALES (a) (Note 2)	$6,586	$6,111	$12,971	$12,203
Cost of sales (Note 3)	4,860	4,633	9,713	9,239
GROSS MARGIN	1,726	1,478	3,258	2,964
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	622	600	1,237	1,174
Research, development and engineering expenses	299	276	597	536
Equity, royalty and interest income from investees (Notes 3 and 5)	95	137	191	303
Other operating expense, net (Note 3)	3	4	114	12
OPERATING INCOME	897	735	1,501	1,545
Interest expense	34	29	51	57
Other (expense) income, net	(8)	73	(17)	74
INCOME BEFORE INCOME TAXES	855	779	1,433	1,562
Income tax expense (Note 6)	148	167	303	339
CONSOLIDATED NET INCOME	707	612	1,130	1,223
Less: Net income attributable to noncontrolling interests	5	12	10	20
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$702	$600	$1,120	$1,203

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
Basic	$4.97	$4.14	$7.90	$8.24
Diluted	$4.94	$4.10	$7.86	$8.16

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	141.2	145.1	141.7	146.0
Dilutive effect of stock compensation awards	0.8	1.4	0.8	1.4
Diluted	142.0	146.5	142.5	147.4

(a) Includes sales to nonconsolidated equity investees of $281 million and $625 million for the three and six months ended June 30, 2022, compared with $423 million and $901 million for the comparable periods in 2021.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Six months ended
In millions	June 30, 2022	July 4, 2021	June 30, 2022	July 4, 2021
CONSOLIDATED NET INCOME	$707	$612	$1,130	$1,223
Other comprehensive income (loss), net of tax (Note 13)
Change in pension and other postretirement defined benefit plans	6	17	22	46
Foreign currency translation adjustments	(245)	22	(241)	(34)
Unrealized gain (loss) on derivatives	43	(38)	71	34
Total other comprehensive (loss) income, net of tax	(196)	1	(148)	46
COMPREHENSIVE INCOME	511	613	982	1,269
Less: Comprehensive (loss) income attributable to noncontrolling interests	(10)	5	(13)	13
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUMMINS INC.	$521	$608	$995	$1,256

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except par value	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$2,462	$2,592
Marketable securities (Note 7)	536	595
Total cash, cash equivalents and marketable securities	2,998	3,187
Accounts and notes receivable, net
Trade and other	3,869	3,565
Nonconsolidated equity investees	287	425
Inventories (Note 8)	4,765	4,355
Prepaid expenses and other current assets	843	777
Total current assets	12,762	12,309
Long-term assets
Property, plant and equipment	9,374	9,358
Accumulated depreciation	(4,985)	(4,936)
Property, plant and equipment, net	4,389	4,422
Investments and advances related to equity method investees	1,544	1,538
Goodwill	1,391	1,287
Other intangible assets, net	1,054	900
Pension assets (Note 4)	1,461	1,488
Other assets (Note 9)	1,876	1,766
Total assets	$24,477	$23,710

LIABILITIES
Current liabilities
Accounts payable (principally trade)	$3,405	$3,021
Loans payable (Note 10)	165	208
Commercial paper (Note 10)	705	313
Accrued compensation, benefits and retirement costs	443	683
Current portion of accrued product warranty (Note 11)	796	755
Current portion of deferred revenue (Note 2)	871	855
Other accrued expenses (Note 9)	1,221	1,190
Current maturities of long-term debt (Note 10)	65	59
Total current liabilities	7,671	7,084
Long-term liabilities
Long-term debt (Note 10)	3,490	3,579
Pensions and other postretirement benefits (Note 4)	589	604
Accrued product warranty (Note 11)	714	684
Deferred revenue (Note 2)	852	850
Other liabilities (Note 9)	1,506	1,508
Total liabilities	$14,822	$14,309

Commitments and contingencies (Note 12)

EQUITY
Cummins Inc. shareholders’ equity
Common stock, $2.50 par value, 500 shares authorized, 222.5 and 222.5 shares issued	$2,423	$2,427
Retained earnings	17,450	16,741
Treasury stock, at cost, 81.5 and 80.0 shares	(9,439)	(9,123)
Accumulated other comprehensive loss (Note 13)	(1,696)	(1,571)
Total Cummins Inc. shareholders’ equity	8,738	8,474
Noncontrolling interests	917	927
Total equity	$9,655	$9,401
Total liabilities and equity	$24,477	$23,710
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
In millions	June 30, 2022	July 4, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$1,130	$1,223
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	328	337
Deferred income taxes	(112)	17
Equity in income of investees, net of dividends	(62)	(114)
Pension and OPEB expense (Note 4)	17	41
Pension contributions and OPEB payments (Note 4)	(55)	(68)
Share-based compensation expense	14	18
Russian suspension costs, net of recoveries (Note 3)	111	—
Asset impairments and other charges	36	—
Loss on corporate owned life insurance	85	12
Foreign currency remeasurement and transaction exposure	(10)	10
Changes in current assets and liabilities, net of acquisitions
Accounts and notes receivable	(252)	(331)
Inventories	(498)	(628)
Other current assets	(65)	(18)
Accounts payable	426	377
Accrued expenses	(281)	169
Changes in other liabilities	(11)	(34)
Other, net	(38)	(56)
Net cash provided by operating activities	763	955

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(251)	(212)
Investments in internal use software	(24)	(22)
Proceeds from sale of land	—	20
Investments in and net advances (to) from equity investees	(53)	10
Acquisitions of businesses, net of cash acquired (Note 14)	(245)	—
Investments in marketable securities—acquisitions	(433)	(362)
Investments in marketable securities—liquidations (Note 7)	461	381
Cash flows from derivatives not designated as hedges	(32)	12
Other, net	1	27
Net cash used in investing activities	(576)	(146)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	56	20
Net borrowings (payments) of commercial paper	392	(123)
Payments on borrowings and finance lease obligations	(71)	(33)
Net payments under short-term credit agreements	(24)	(102)
Distributions to noncontrolling interests	(14)	(13)
Dividend payments on common stock	(411)	(394)
Repurchases of common stock	(347)	(1,090)
Proceeds from issuing common stock	19	26
Other, net	9	(13)
Net cash used in financing activities	(391)	(1,722)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	74	(7)
Net decrease in cash and cash equivalents	(130)	(920)
Cash and cash equivalents at beginning of year	2,592	3,401
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,462	$2,481
 The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Three months ended
In millions, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT MARCH 31, 2022	$556	$1,855	$16,952	$(9,412)	$(1,515)	$8,436	$927	$9,363
Net income			702			702	5	707
Other comprehensive loss, net of tax (Note 13)					(181)	(181)	(15)	(196)
Issuance of common stock		1				1	—	1
Repurchases of common stock				(36)		(36)	—	(36)
Cash dividends on common stock, $1.45 per share			(204)			(204)	—	(204)
Share-based awards		2		8		10	—	10
Other shareholder transactions		9		1		10	—	10
BALANCE AT JUNE 30, 2022	$556	$1,867	$17,450	$(9,439)	$(1,696)	$8,738	$917	$9,655

BALANCE AT APRIL 4, 2021	$556	$1,837	$15,825	$(8,172)	$(1,937)	$8,109	$922	$9,031
Net income			600			600	12	612
Other comprehensive income (loss), net of tax (Note 13)					8	8	(7)	1
Issuance of common stock		1				1	—	1
Repurchases of common stock				(672)		(672)	—	(672)
Cash dividends on common stock, $1.35 per share			(197)			(197)	—	(197)
Share-based awards		2		6		8	—	8
Other shareholder transactions		9				9	—	9
BALANCE AT JULY 4, 2021	$556	$1,849	$16,228	$(8,838)	$(1,929)	$7,866	$927	$8,793
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Six months ended
In millions, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2021	$556	$1,871	$16,741	$(9,123)	$(1,571)	$8,474	$927	$9,401
Net income			1,120			1,120	10	1,130
Other comprehensive loss, net of tax (Note 13)					(125)	(125)	(23)	(148)
Issuance of common stock		1				1	—	1
Repurchases of common stock				(347)		(347)	—	(347)
Cash dividends on common stock, $2.90 per share			(411)			(411)	—	(411)
Distributions to noncontrolling interests						—	(14)	(14)
Share-based awards		(7)		26		19	—	19
Other shareholder transactions		2		5		7	17	24
BALANCE AT JUNE 30, 2022	$556	$1,867	$17,450	$(9,439)	$(1,696)	$8,738	$917	$9,655

BALANCE AT DECEMBER 31, 2020	$556	$1,848	$15,419	$(7,779)	$(1,982)	$8,062	$927	$8,989
Net income			1,203			1,203	20	1,223
Other comprehensive income (loss), net of tax (Note 13)					53	53	(7)	46
Issuance of common stock		1				1	—	1
Repurchases of common stock				(1,090)		(1,090)	—	(1,090)
Cash dividends on common stock, $2.70 per share			(394)			(394)	—	(394)
Distributions to noncontrolling interests						—	(13)	(13)
Share-based awards		(4)		30		26	—	26
Other shareholder transactions		4		1		5	—	5
BALANCE AT JULY 4, 2021	$556	$1,849	$16,228	$(8,838)	$(1,929)	$7,866	$927	$8,793

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
Reporting Period
Beginning in 2022, we transitioned to a Gregorian calendar with our reporting period ending on the last day of the quarterly calendar period. In 2021 and prior, our reporting period ended on the Sunday closest to the last day of the quarterly calendar period. The second quarters of 2022 and 2021 ended on June 30 and July 4, respectively. Our fiscal year ends on December 31, regardless of the day of the week on which December 31 falls.
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
Weighted-Average Diluted Shares Outstanding
The weighted-average diluted common shares outstanding exclude the anti-dilutive effect of certain stock options. The options excluded from diluted earnings per share were as follows:

	Three months ended		Six months ended
	June 30, 2022	July 4, 2021	June 30, 2022	July 4, 2021
Options excluded	33,100	3,137	26,782	2,958

NOTE 2. REVENUE FROM CONTRACTS WITH CUSTOMERS
Long-term Contracts
The majority of our contracts are for a period of less than one year. We have certain long-term maintenance agreements, construction contracts and extended warranty coverage arrangements that span a period in excess of one year. The aggregate amount of the transaction price for long-term maintenance agreements and construction contracts allocated to performance obligations that were not satisfied as of June 30, 2022, was $723 million. We expect to recognize the related revenue of $128 million over the next 12 months and $595 million over periods up to 10 years. See NOTE 11, "PRODUCT WARRANTY LIABILITY," for additional disclosures on extended warranty coverage arrangements. Our other contracts generally are for a duration of less than one year, include payment terms that correspond to the timing of costs incurred when providing goods and services to our customers or represent sales-based royalties.
Deferred and Unbilled Revenue
The following is a summary of our unbilled and deferred revenue and related activity:

In millions	June 30, 2022	December 31, 2021
Unbilled revenue	$128	$100
Deferred revenue, primarily extended warranty	1,723	1,705

We recognized revenue of $176 million and $416 million for the three and six months ended June 30, 2022, compared with $133 million and $302 million for the comparable periods in 2021, that was included in the deferred revenue balance at the beginning of each year. We did not record any impairment losses on our unbilled revenues during the three and six months ended June 30, 2022 or July 4, 2021.
Disaggregation of Revenue
Consolidated Revenue
The table below presents our consolidated sales by geographic area. Net sales attributed to geographic areas were based on the location of the customer.

	Three months ended		Six months ended
In millions	June 30, 2022	July 4, 2021	June 30, 2022	July 4, 2021
United States	$3,788	$3,263	$7,245	$6,323
China	520	832	1,173	1,789
India	311	217	620	547
Other international	1,967	1,799	3,933	3,544
Total net sales	$6,586	$6,111	$12,971	$12,203
Segment Revenue
Engine segment external sales by market were as follows:

	Three months ended		Six months ended
In millions	June 30, 2022	July 4, 2021	June 30, 2022	July 4, 2021
Heavy-duty truck	$797	$666	$1,481	$1,279
Medium-duty truck and bus	620	477	1,211	960
Light-duty automotive	425	466	912	940
Total on-highway	1,842	1,609	3,604	3,179
Off-highway	250	311	537	636
Total sales	$2,092	$1,920	$4,141	$3,815

Distribution segment external sales by region were as follows:

	Three months ended		Six months ended
In millions	June 30, 2022	July 4, 2021	June 30, 2022	July 4, 2021
North America	$1,491	$1,228	$2,862	$2,394
Asia Pacific	242	226	486	439
Europe	177	161	320	324
China	99	74	181	159
Russia	75	66	211	123
Latin America	56	48	97	88
Africa and Middle East	55	69	101	123
India	52	41	100	90
Total sales	$2,247	$1,913	$4,358	$3,740

Distribution segment external sales by product line were as follows:

	Three months ended		Six months ended
In millions	June 30, 2022	July 4, 2021	June 30, 2022	July 4, 2021
Parts	$987	$763	$1,913	$1,517
Power generation	440	452	838	868
Engines	428	349	866	682
Service	392	349	741	673
Total sales	$2,247	$1,913	$4,358	$3,740

Components segment external sales by business were as follows:

	Three months ended		Six months ended
In millions	June 30, 2022	July 4, 2021	June 30, 2022	July 4, 2021
Emission solutions	$767	$801	$1,575	$1,767
Filtration	319	303	627	604
Turbo technologies	195	207	392	432
Automated transmissions	143	147	277	262
Electronics and fuel systems	53	98	123	215
Total sales	$1,477	$1,556	$2,994	$3,280

Power Systems segment external sales by product line were as follows:

	Three months ended		Six months ended
In millions	June 30, 2022	July 4, 2021	June 30, 2022	July 4, 2021
Power generation	$408	$381	$807	$732
Industrial	213	233	401	412
Generator technologies	113	85	209	167
Total sales	$734	$699	$1,417	$1,311

NOTE 3. RUSSIAN OPERATIONS
On March 17, 2022, the Board of Directors (the Board) decided to indefinitely suspend our operations in Russia due to the ongoing conflict in Ukraine. At the time of suspension, our Russian operations included a wholly-owned distributor in Russia, an unconsolidated joint venture (the Unconsolidated JV) with KAMAZ Publicly Traded Company (KAMAZ), a Russian truck manufacturer with whom we share the Unconsolidated JV, and direct sales into Russia from our other business segments. As a result of the suspension of operations, we evaluated the recoverability of assets in Russia and assessed other potential liabilities. We experienced and expect to continue to experience, an inability to collect customer receivables and may be the subject of litigation as a consequence of our suspension of commercial operations in Russia. We recorded a charge of $158 million in the first quarter related to these actions. In the second quarter, we recovered certain inventory and other expense amounts reserved in the first quarter and incurred some small additional charges resulting in a net recovery of $47 million. As of June 30, 2022, we had approximately $17 million of inventory and $26 million of receivables in Russia, all of which are fully reserved. In addition, we have cash balances of $84 million, some of which will be used to fund ongoing employee, tax and contract settlement obligations. The following summarizes the costs (recoveries) associated with the suspension of our Russian operations in our Condensed Consolidated Statements of Net Income:

	Three months ended	Six months ended
In millions	June 30, 2022	June 30, 2022	Statement of Net Income Location
Inventory write-downs	$(40)	$19	Cost of sales
Accounts receivable reserves	—	43	Other operating expense, net
Impairment and other joint venture costs	—	31	Equity, royalty and interest income from investees
Other	(7)	18	Other operating expense, net
Total	$(47)	$111

We will continue to evaluate the situation as conditions evolve and may take additional actions as deemed necessary in future periods.
NOTE 4. PENSIONS AND OTHER POSTRETIREMENT BENEFITS
We sponsor funded and unfunded domestic and foreign defined benefit pension and other postretirement benefit (OPEB) plans. Contributions to these plans were as follows:

	Three months ended		Six months ended
In millions	June 30, 2022	July 4, 2021	June 30, 2022	July 4, 2021
Defined benefit pension contributions	$6	$12	$39	$54
OPEB payments, net	6	5	16	14
Defined contribution pension plans	20	17	56	52

We anticipate making additional defined benefit pension contributions during the remainder of 2022 of $10 million for our U.S. and U.K. qualified and non-qualified pension plans. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2022 annual net periodic pension cost to approximate $31 million.

The components of net periodic pension and OPEB costs under our plans were as follows:

	Pension
	U.S. Plans		U.K. Plans		OPEB
	Three months ended
In millions	June 30, 2022	July 4, 2021	June 30, 2022	July 4, 2021	June 30, 2022	July 4, 2021
Service cost	$34	$35	$8	$9	$—	$—
Interest cost	22	20	9	7	1	1
Expected return on plan assets	(52)	(50)	(20)	(22)	—	—
Amortization of prior service cost	—	—	—	1	—	—
Recognized net actuarial loss	6	12	—	8	—	—
Net periodic benefit cost (credit)	$10	$17	$(3)	$3	$1	$1

	Pension
	U.S. Plans		U.K. Plans		OPEB
	Six months ended
In millions	June 30, 2022	July 4, 2021	June 30, 2022	July 4, 2021	June 30, 2022	July 4, 2021
Service cost	$68	$70	$16	$17	$—	$—
Interest cost	44	39	18	15	2	2
Expected return on plan assets	(104)	(100)	(40)	(43)	—	—
Amortization of prior service cost	—	—	—	1	—	—
Recognized net actuarial loss	12	24	1	16	—	—
Net periodic benefit cost (credit)	$20	$33	$(5)	$6	$2	$2

NOTE 5. EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES
Equity, royalty and interest income from investees included in our Condensed Consolidated Statements of Net Income for the reporting periods was as follows:

	Three months ended		Six months ended
In millions	June 30, 2022	July 4, 2021	June 30, 2022		July 4, 2021
Manufacturing entities
Beijing Foton Cummins Engine Co., Ltd.	$14	$46	$28		$85
Dongfeng Cummins Engine Company, Ltd.	11	21	27		52
Chongqing Cummins Engine Company, Ltd.	7	10	16		20
Tata Cummins, Ltd.	5	1	14		7
All other manufacturers	13	28	3	(1)	83
Distribution entities
Komatsu Cummins Chile, Ltda.	12	9	19		15
All other distributors	3	1	5		4
Cummins share of net income	65	116	112		266
Royalty and interest income	30	21	79		37
Equity, royalty and interest income from investees	$95	$137	$191		$303

(1) Includes a $28 million impairment of our joint venture with KAMAZ and $3 million of royalty charges as part of our costs associated with the suspension of our Russian operations. In addition, on February 7, 2022, we purchased Westport Fuel System Inc.'s stake in Cummins Westport Joint Venture. See NOTE 3, "RUSSIAN OPERATIONS," and NOTE 14, "ACQUISITIONS," to our Condensed Consolidated Financial Statements for additional information.

NOTE 6. INCOME TAXES
Our effective tax rates for the three and six months ended June 30, 2022, were 17.3 percent and 21.1 percent, respectively. Our effective tax rates for the three and six months ended July 4, 2021, were 21.4 percent and 21.7 percent, respectively.
The three months ended June 30, 2022, contained favorable discrete tax items of $36 million, primarily due to $36 million of favorable changes in tax reserves, $10 million of favorable changes associated with uncertainty in our Russian operations and $8 million of net favorable other discrete tax items, partially offset by $18 million of unfavorable tax costs associated with internal restructuring ahead of the planned separation of our filtration business.
The six months ended June 30, 2022, contained favorable net discrete tax items of $5 million, primarily due to $27 million of favorable changes in tax reserves and $4 million of net favorable other discrete tax items, partially offset by $18 million of unfavorable tax costs associated with internal restructuring ahead of the planned separation of our filtration business and $8 million of unfavorable changes associated with uncertainty in our Russian operations.
The three months ended July 4, 2021, contained unfavorable discrete items of $7 million, primarily due to a $10 million unfavorable statutory change in tax rates (mostly in the UK), partially offset by $3 million of other favorable discrete items.
The six months ended July 4, 2021, contained unfavorable discrete items of $3 million, primarily due to a $10 million unfavorable statutory change in tax rates (mostly in the UK), partially offset by $7 million of other favorable discrete items.
NOTE 7. MARKETABLE SECURITIES
A summary of marketable securities, all of which were classified as current, was as follows:

	June 30, 2022			December 31, 2021
In millions	Cost	Gross unrealized gains/(losses)(1)	Estimated fair value	Cost	Gross unrealized gains/(losses)(1)	Estimated fair value
Equity securities
Certificates of deposit	$296	$—	$296	$299	$—	$299
Debt mutual funds	220	(5)	215	254	2	256
Equity mutual funds	22	3	25	29	10	39
Debt securities	—	—	—	1	—	1
Total marketable securities	$538	$(2)	$536	$583	$12	$595

(1) Unrealized gains and losses for debt securities are recorded in other comprehensive income while unrealized gains and losses for equity securities are recorded in other income, net in our Condensed Consolidated Statements of Net Income.

All debt securities are classified as available-for-sale. All marketable securities presented use a Level 2 fair value measure. The fair value of Level 2 securities is estimated using actively quoted prices for similar instruments from brokers and observable inputs where available, including market transactions and third-party pricing services, or net asset values provided to investors. We do not currently have any Level 3 securities, and there were no transfers between Level 2 or 3 during the six months ended June 30, 2022, or the year ended December 31, 2021.

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
The proceeds from sales and maturities of marketable securities were as follows:

	Six months ended
In millions	June 30, 2022	July 4, 2021
Proceeds from sales of marketable securities	$346	$273
Proceeds from maturities of marketable securities	115	108
Investments in marketable securities - liquidations	$461	$381
NOTE 8. INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Inventories included the following:

In millions	June 30, 2022	December 31, 2021
Finished products	$2,635	$2,538
Work-in-process and raw materials	2,349	2,009
Inventories at FIFO cost	4,984	4,547
Excess of FIFO over LIFO	(219)	(192)
Total inventories	$4,765	$4,355
NOTE 9. SUPPLEMENTAL BALANCE SHEET DATA
Other assets included the following:

In millions	June 30, 2022	December 31, 2021
Deferred income taxes	$525	$428
Operating lease assets	430	444
Corporate owned life insurance	407	492
Other	514	402
Other assets	$1,876	$1,766

Other accrued expenses included the following:

In millions	June 30, 2022	December 31, 2021
Marketing accruals	$297	$303
Other taxes payable	195	234
Income taxes payable	152	107
Current portion of operating lease liabilities	120	128
Other	457	418
Other accrued expenses	$1,221	$1,190

Other liabilities included the following:

In millions	June 30, 2022	December 31, 2021
Deferred income taxes	$395	$403
Operating lease liabilities	315	326
Long-term income taxes	192	263
Accrued compensation	162	177
Mark-to-market valuation on interest rate derivatives	114	19
Other long-term liabilities	328	320
Other liabilities	$1,506	$1,508
NOTE 10. DEBT
Loans Payable and Commercial Paper
Loans payable, commercial paper and the related weighted-average interest rates were as follows:

In millions	June 30, 2022		December 31, 2021
Loans payable (1)	$165		$208
Commercial paper	705	(2)	313	(3)

(1) Loans payable consist primarily of notes payable to various domestic and international financial institutions. It is not practicable to aggregate these notes and calculate a quarterly weighted-average interest rate.

(2) The weighted-average interest rate, inclusive of all brokerage fees, was 1.33 percent at June 30, 2022. This included $105 million of borrowings under the Europe program that were at a negative weighted-average interest rate of 0.20 percent and $600 million of borrowings under the U.S. program at a weighted-average interest rate of 1.60 percent.

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
Revolving Credit Facilities
As of June 30, 2022, we had access to committed credit facilities totaling $3.5 billion, including the $1.5 billion 364-day facility that expires August 17, 2022 and our $2.0 billion five-year facility that expires on August 18, 2026. We intend to maintain credit facilities at the current or higher aggregate amounts by renewing or replacing these facilities at or before expiration. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. There were no outstanding borrowings under these facilities at June 30, 2022 and December 31, 2021.
At June 30, 2022, the $705 million of outstanding commercial paper effectively reduced the $3.5 billion of revolving credit capacity to $2.8 billion.
At June 30, 2022, we also had an additional $271 million available for borrowings under our international and other domestic credit facilities.

Long-term Debt
A summary of long-term debt was as follows:

In millions	Interest Rate	June 30, 2022	December 31, 2021
Long-term debt
Senior notes, due 2023	3.65%	$500	$500
Senior notes, due 2025(1)	0.75%	500	500
Debentures, due 2027	6.75%	58	58
Debentures, due 2028	7.125%	250	250
Senior notes, due 2030(1)	1.50%	850	850
Senior notes, due 2043	4.875%	500	500
Senior notes, due 2050	2.60%	650	650
Debentures, due 2098(2)	5.65%	165	165
Other debt		149	110
Unamortized discount and deferred issuance costs		(65)	(68)
Fair value adjustments due to hedge on indebtedness		(85)	34
Finance leases		83	89
Total long-term debt		3,555	3,638
Less: Current maturities of long-term debt		65	59
Long-term debt		$3,490	$3,579

(1) In 2021, we entered into a series of interest rate swaps to effectively convert from a fixed rate to floating rate. See "Interest Rate Risk" below for additional information.
(2) The effective interest rate is 7.48 percent.

Principal payments required on long-term debt during the next five years are as follows:

In millions	2022	2023	2024	2025	2026
Principal payments	$44	$545	$41	$508	$54

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
The following table summarizes the gains and losses:

	Three months ended		Six months ended
In millions	June 30, 2022		June 30, 2022
Type of Swap	Gain (Loss) on Swaps	Gain (Loss) on Borrowings	Gain (Loss) on Swaps	Gain (Loss) on Borrowings
Interest rate swaps(1)	$(39)	$34	$(111)	$114

(1) The difference between the gain (loss) on swaps and borrowings represents hedge ineffectiveness.

We have interest rate lock agreements to reduce the variability of the cash flows of the interest payments on a total of $500 million of fixed rate debt forecast to be issued in 2023 to replace our senior notes at maturity. The following table summarizes the gains and losses, net of tax, recognized in other comprehensive income:

In millions	Three months ended		Six months ended
Type of Swap	June 30, 2022	July 4, 2021	June 30, 2022	July 4, 2021
Interest rate locks	$43	$(33)	$82	$28
Fair Value of Debt
Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair values and carrying values of total debt, including current maturities, were as follows:

In millions	June 30, 2022	December 31, 2021
Fair value of total debt (1)	$4,109	$4,461
Carrying value of total debt	4,425	4,159

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
NOTE 11. PRODUCT WARRANTY LIABILITY
A tabular reconciliation of the product warranty liability, including the deferred revenue related to our extended warranty coverage and accrued product campaigns, was as follows:

	Six months ended
In millions	June 30, 2022		July 4, 2021
Balance, beginning of year	$2,425		$2,307
Provision for base warranties issued	267		302
Deferred revenue on extended warranty contracts sold	145		136
Provision for product campaigns issued	65		46
Payments made during period	(289)		(283)
Amortization of deferred revenue on extended warranty contracts	(146)		(124)
Changes in estimates for pre-existing product warranties	(47)		(74)
Foreign currency translation and other	106	(1)	(6)
Balance, end of period	$2,526		$2,304

(1) Includes $95 million of product warranty liability related to the acquisition of Cummins Westport Joint Venture. See NOTE 14, "ACQUISITIONS," to our Condensed Consolidated Financial Statements for additional information.

We recognized supplier recoveries of $10 million and $23 million for the three and six months ended June 30, 2022, compared with $5 million and $9 million for the comparable periods in 2021.

Warranty related deferred revenues and warranty liabilities on our Condensed Consolidated Balance Sheets were as follows:

In millions	June 30, 2022	December 31, 2021	Balance Sheet Location
Deferred revenue related to extended coverage programs
Current portion	$296	$286	Current portion of deferred revenue
Long-term portion	720	700	Deferred revenue
Total	$1,016	$986

Product warranty
Current portion	$796	$755	Current portion of accrued product warranty
Long-term portion	714	684	Accrued product warranty
Total	$1,510	$1,439

Total warranty accrual	$2,526	$2,425

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

The campaigns launched in the third quarter of 2018 are being completed in phases across the affected population. The total engine system campaign charge, excluding supplier recoveries, was $410 million. In the fourth quarter of 2020, we recorded an additional $20 million charge related to this campaign, as a change in estimate, to bring the total campaign, excluding supplier recoveries, to $430 million. At June 30, 2022, the remaining accrual balance was $63 million.
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
On June 28, 2022, KAMAZ was designated to the List of Specially Designated Nationals and Blocked Persons by the U.S. Department of the Treasury’s Office of Foreign Assets Control. We filed blocked property reports for relevant assets and are seeking relevant authorizations to extricate ourselves from our relationship with KAMAZ and its subsidiaries, including the Unconsolidated JV, in compliance with U.S. law.

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
Guarantees and Commitments
Periodically, we enter into guarantee arrangements, including guarantees of non-U.S. distributor financings, residual value guarantees on equipment under operating leases and other miscellaneous guarantees of joint ventures or third-party obligations. At June 30, 2022, the maximum potential loss related to these guarantees was $41 million.
We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. At June 30, 2022, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $126 million. These arrangements enable us to secure supplies of critical components and IT services. We do not currently anticipate paying any penalties under these contracts.
We enter into physical forward contracts with suppliers of platinum and palladium to purchase certain volumes of the commodities at contractually stated prices for various periods, which generally fall within two years. At June 30, 2022, the total commitments under these contracts were $91 million. These arrangements enable us to guarantee the prices of these commodities, which otherwise are subject to market volatility.
We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance. These performance bonds and other performance-related guarantees were $117 million at June 30, 2022.
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

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS
Following are the changes in accumulated other comprehensive income (loss) by component for the three months ended:

In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on derivatives		Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at March 31, 2022	$(330)	$(1,196)	$11		$(1,515)
Other comprehensive income before reclassifications
Before-tax amount	—	(235)	59		(176)	$(15)	$(191)
Tax benefit (expense)	1	5	(15)		(9)	—	(9)
After-tax amount	1	(230)	44		(185)	(15)	(200)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	5	—	(1)		4	—	4
Net current period other comprehensive income (loss)	6	(230)	43	(2)	(181)	$(15)	$(196)
Balance at June 30, 2022	$(324)	$(1,426)	$54		$(1,696)

Balance at April 4, 2021	$(706)	$(1,260)	$29		$(1,937)
Other comprehensive income before reclassifications
Before-tax amount	—	29	(45)		(16)	$(7)	$(23)
Tax benefit	1	—	9		10	—	10
After-tax amount	1	29	(36)		(6)	(7)	(13)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	16	—	(2)		14	—	14
Net current period other comprehensive income (loss)	17	29	(38)	(2)	8	$(7)	$1
Balance at July 4, 2021	$(689)	$(1,231)	$(9)		$(1,929)

(1) Amounts are net of tax. Reclassifications out of accumulated other comprehensive income and the related tax effects are immaterial for separate disclosure.
(2) Primarily related to interest rate lock activity. See the Interest Rate Risk section in NOTE 10, "DEBT," for additional information.

Following are the changes in accumulated other comprehensive income (loss) by component for the six months ended:

In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on derivatives		Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at December 31, 2021	$(346)	$(1,208)	$(17)		$(1,571)
Other comprehensive income before reclassifications
Before-tax amount	14	(224)	95		(115)	$(23)	$(138)
Tax (expense) benefit	(3)	6	(22)		(19)	—	(19)
After-tax amount	11	(218)	73		(134)	(23)	(157)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	11	—	(2)		9	—	9
Net current period other comprehensive income (loss)	22	(218)	71	(2)	(125)	$(23)	$(148)
Balance at June 30, 2022	$(324)	$(1,426)	$54		$(1,696)

Balance at December 31, 2020	$(735)	$(1,204)	$(43)		$(1,982)
Other comprehensive income before reclassifications
Before-tax amount	15	(31)	48		32	$(7)	$25
Tax (expense) benefit	(2)	4	(13)		(11)	—	(11)
After-tax amount	13	(27)	35		21	(7)	14
Amounts reclassified from accumulated other comprehensive income (loss)(1)	33	—	(1)		32	—	32
Net current period other comprehensive income (loss)	46	(27)	34	(2)	53	$(7)	$46
Balance at July 4, 2021	$(689)	$(1,231)	$(9)		$(1,929)

(1) Amounts are net of tax. Reclassifications out of accumulated other comprehensive income and the related tax effects are immaterial for separate disclosure.
(2) Primarily related to interest rate lock activity. See the Interest Rate Risk section in NOTE 10, "DEBT," for additional information.

NOTE 14. ACQUISITIONS
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
On April 8, 2022, we completed the acquisition of Jacobs Vehicle Systems business (Jacobs) from Altra Industrial Motion Corp. Sales of this business were $194 million in 2021. The purchase price was $346 million in cash, subject to typical adjustments related to closing working capital and other amounts and does not contain any contingent consideration. Jacobs is a supplier of engine braking, cylinder deactivation and start and stop thermal management technologies. The acquisition furthers our investment in key technologies and capabilities to drive growth, while securing our supply base. The preliminary purchase price allocation was as follows:

In millions
Cash	$18
Accounts receivable	24
Inventory	15
Fixed assets	70
Intangible assets
Customer relationships	108
Technology	31
Trade name	25
Goodwill	108
Accounts payable	(21)
Deferred tax liability, net	(27)
Other, net	(5)
Total purchase price	$346

Customer relationship assets represent the value of the long-term strategic relationship the business has with its significant customers, which we are amortizing over nine years. The assets were valued using an income approach, specifically the "multi-period excess earnings" method, which identifies an estimated stream of revenues and expenses for a particular group of assets from which deductions of portions of the projected economic benefits, attributable to assets other than the subject asset (contributory assets), are deducted in order to isolate the prospective earnings of the subject asset. This value is considered a level 3 measurement under the GAAP fair value hierarchy. Key assumptions used in the valuation of customer relationships include: (1) a rate of return of 18 percent and (2) renewal probability assumptions. Technology assets primarily represent the associated patents and know how related to the engine braking and emission technology, which we are amortizing over a range of 7 to 12 years. Trade name represents the value of Jacobs trade names in the marketplace, which we are amortizing over 14 years. These assets were valued using the "relief-from-royalty" method, which is a combination of both the income approach and market approach that values a subject asset based on an estimate of the "relief" from the royalty expense that would be incurred if the subject asset were licensed from a third party. Key assumptions impacting these values include: (1) market royalty rates of 2 to 7 percent, (2) rates of return of 17 to 18 percent and (3) technology obsolescence of 7 to 10 percent. These values are considered a level 3 measurement under the GAAP fair value hierarchy. Annual amortization of the intangible assets for the next five years is expected to approximate $18 million.
Goodwill was determined based on the residual difference between the fair value of consideration transferred and the value assigned to tangible and intangible assets and liabilities. Approximately $9 million of the goodwill is deductible for tax purposes. Among the factors contributing to a purchase price resulting in the recognition of goodwill are Jacob’s expected future customers, new versions of technologies, an acquired workforce and other economic benefits that are anticipated to arise from future product sales and operational synergies from combining the business with Cummins.
Included in our second quarter results were revenues of $37 million and income of $2 million related to this business. The results of this business were reported in our Components segment. Pro forma financial information for the acquisition was not presented as the effects are not material to our Condensed Consolidated Financial Statements.

On February 21, 2022, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Meritor, Inc. (Meritor) and Rose NewCo Inc. (Merger Sub) pursuant to which we agreed to acquire Meritor, a global leader of drivetrain, mobility, braking, aftermarket and electric powertrain solutions for commercial vehicle and industrial markets. At closing, Merger Sub will merge into Meritor with Meritor as the surviving entity and becoming our wholly-owned subsidiary. This acquisition will be reported in our Components and New Power segments. Pursuant to the terms of the Merger Agreement, we agreed to pay $36.50 in cash per share of Meritor common stock.
On May 26, 2022, Meritor's shareholders voted to approve the Merger Agreement. On August 3, 2022, we completed the acquisition of Meritor with a purchase price of $3.0 billion (including convertible debt). We repaid $250 million of Meritor's debt as part of the acquisition, and we intend to pay off an additional $310 million in the third quarter of 2022. The acquisition was funded with borrowings drawn under the $2.0 billion term loan agreement and $1.3 billion of additional commercial paper borrowings. The integration of Meritor's people, products and capabilities in axle and brake technology will position us as a leading provider of integrated powertrain solutions across internal combustion and electric power applications. See NOTE 16, “SUBSEQUENT EVENTS,” for additional information related to the $2.0 billion loan agreement. Due to the timing of the acquisition, the initial purchase accounting is not yet complete and will follow in the third quarter Form 10-Q filing.
NOTE 15. OPERATING SEGMENTS
Operating segments under GAAP are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (CODM), or decision-making group, in deciding how to allocate resources and in assessing performance. Our CODM is the Chief Executive Officer.
Our reportable operating segments consist of Engine, Distribution, Components, Power Systems and New Power. This reporting structure is organized according to the products and markets each segment serves. The Engine segment produces engines (15 liters and smaller) and associated parts for sale to customers in on-highway and various off-highway markets. Our engines are used in trucks of all sizes, buses and recreational vehicles, as well as in various industrial applications, including construction, agriculture, power generation systems and other off-highway applications. The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets and service parts, as well as performing service and repair activities on our products and maintaining relationships with various OEMs throughout the world. The Components segment sells filtration products, aftertreatment systems, turbochargers, electronics, fuel systems and automated transmissions. The Power Systems segment is an integrated power provider, which designs, manufactures and sells engines (16 liters and larger) for industrial applications (including mining, oil and gas, marine and rail), standby and prime power generator sets, alternators and other power components. The New Power segment designs, manufactures, sells and supports hydrogen production solutions as well as electrified power systems with innovative components and subsystems, including battery and fuel cell technologies. The New Power segment is currently in the development phase with a primary focus on research and development activities for our power systems, components and subsystems. We continue to serve all our markets as they adopt electrification and alternative power technologies, meeting the needs of our OEM partners and end customers.
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

Summarized financial information regarding our reportable operating segments for the three months ended is shown in the table below:

In millions	Engine	Distribution	Components	Power Systems	New Power	Total Segments
Three months ended June 30, 2022
External sales	$2,092	$2,247	$1,477	$734	$36	$6,586
Intersegment sales	683	6	473	469	6	1,637
Total sales	2,775	2,253	1,950	1,203	42	8,223
Research, development and engineering expenses	116	13	73	58	39	299
Equity, royalty and interest income (loss) from investees	59	21	9	10	(4)	95
Interest income	1	3	2	1	—	7
Russian suspension costs (recoveries)(1)	1	(45)	(2)	(1)	—	(47)
Segment EBITDA	422	297	352	128	(80)	1,119
Depreciation and amortization(2)	49	29	49	31	8	166

Three months ended July 4, 2021
External sales	$1,920	$1,913	$1,556	$699	$23	$6,111
Intersegment sales	571	7	438	444	1	1,461
Total sales	2,491	1,920	1,994	1,143	24	7,572
Research, development and engineering expenses	99	12	79	60	26	276
Equity, royalty and interest income (loss) from investees	104	15	12	9	(3)	137
Interest income	1	2	1	1	—	5
Segment EBITDA	402	201	301	139	(60)	983
Depreciation and amortization(2)	50	30	46	33	7	166

(1) See NOTE 3, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.
(2) Depreciation and amortization, as shown on a segment basis, excludes the amortization of debt discount and deferred costs included in the Condensed Consolidated Statements of Net Income as Interest expense. A portion of depreciation expense is included in Research, development and engineering expenses.

Summarized financial information regarding our reportable operating segments for the six months ended is shown in the table below:

In millions	Engine		Distribution	Components	Power Systems	New Power	Total Segments
Six months ended June 30, 2022
External sales	$4,141		$4,358	$2,994	$1,417	$61	$12,971
Intersegment sales	1,387		12	944	946	12	3,301
Total sales	5,528		4,370	3,938	2,363	73	16,272
Research, development and engineering expenses	225		26	149	122	75	597
Equity, royalty and interest income (loss) from investees	103	(1)	37	37	21	(7)	191
Interest income	5		5	3	2	—	15
Russian suspension costs(2)	33	(3)	55	4	19	—	111
Segment EBITDA	814		407	672	218	(147)	1,964
Depreciation and amortization(4)	100		57	92	62	15	326

Six months ended July 4, 2021
External sales	$3,815		$3,740	$3,280	$1,311	$57	$12,203
Intersegment sales	1,135		15	866	854	2	2,872
Total sales	4,950		3,755	4,146	2,165	59	15,075
Research, development and engineering expenses	191		25	154	117	49	536
Equity, royalty and interest income from investees	217		32	31	21	2	303
Interest income	4		3	2	2	—	11
Segment EBITDA	756		361	722	265	(111)	1,993
Depreciation and amortization(4)	101		60	94	68	12	335

(1) Includes a $28 million impairment of our joint venture with KAMAZ and $3 million of royalty charges as part of our costs associated with the suspension of our Russian operations. See NOTE 3, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.

(2) See NOTE 3, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.
(3) Includes $31 million of Russian suspension costs reflected in the Equity, royalty and interest income (loss) from investees line above.
(4) Depreciation and amortization, as shown on a segment basis, excludes the amortization of debt discount and deferred costs included in the Condensed Consolidated Statements of Net Income as Interest expense. The amortization of debt discount and deferred costs was $2 million and $2 million for the six months ended June 30, 2022 and July 4, 2021, respectively. A portion of depreciation expense is included in Research, development and engineering expenses.

A reconciliation of our total segment sales to total net sales in the Condensed Consolidated Statements of Net Income was as follows:

	Three months ended		Six months ended
In millions	June 30, 2022	July 4, 2021	June 30, 2022	July 4, 2021
Total segment sales	$8,223	$7,572	$16,272	$15,075
Elimination of intersegment sales	(1,637)	(1,461)	(3,301)	(2,872)
Total net sales	$6,586	$6,111	$12,971	$12,203

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Net Income is shown in the table below:

	Three months ended		Six months ended
In millions	June 30, 2022	July 4, 2021	June 30, 2022	July 4, 2021
TOTAL SEGMENT EBITDA	$1,119	$983	$1,964	$1,993
Intersegment eliminations and other(1)	(64)	(9)	(154)	(39)
Less:
Interest expense	34	29	51	57
Depreciation and amortization	166	166	326	335
INCOME BEFORE INCOME TAXES	855	779	1,433	1,562
Less: Income tax expense	148	167	303	339
CONSOLIDATED NET INCOME	707	612	1,130	1,223
Less: Net income attributable to noncontrolling interests	5	12	10	20
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$702	$600	$1,120	$1,203

(1)Intersegment eliminations and other included $24 million and $41 million of costs associated with the planned separation of our Filtration business for the three and six months ended June 30, 2022.

NOTE 16. SUBSEQUENT EVENTS
On July 13, 2022, we entered into a loan agreement under which we may obtain delayed-draw loans in an amount up to $2.0 billion in the aggregate prior to October 13, 2022. We drew down the entire $2.0 billion balance on August 2, 2022, to help fund the acquisition of Meritor. The initial interest rate, based on the Secured Overnight Financing Rate for the one-month interest period plus the relevant spread, is 3.11 percent. The loan will mature on August 2, 2025.
On August 3, 2022, we completed the acquisition of Meritor with a purchase price of $3.0 billion (including convertible debt). We borrowed an additional $1.3 billion under our commercial paper program to complete the acquisition. The acquisition reduced our borrowing capacity under the revolving credit facilities to $1.43 billion at the time of filing. See NOTE 14, "ACQUISITIONS," for additional information.

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
•failure to successfully integrate the acquisition of Meritor, Inc.;
•failure to realize all of the anticipated benefits from our acquisition of Meritor, Inc.;
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
Our reportable operating segments consist of Engine, Distribution, Components, Power Systems and New Power. This reporting structure is organized according to the products and markets each segment serves. The Engine segment produces engines (15 liters and smaller) and associated parts for sale to customers in on-highway and various off-highway markets. Our engines are used in trucks of all sizes, buses and recreational vehicles, as well as in various industrial applications, including construction, agriculture, power generation systems and other off-highway applications. The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets and service parts, as well as performing service and repair activities on our products and maintaining relationships with various OEMs throughout the world. The Components segment sells filtration products, aftertreatment systems, turbochargers, electronics, fuel systems and automated transmissions. The Power Systems segment is an integrated power provider, which designs, manufactures and sells engines (16 liters and larger) for industrial applications (including mining, oil and gas, marine and rail), standby and prime power generator sets, alternators and other power components. The New Power segment designs, manufactures, sells and supports hydrogen production solutions as well as electrified power systems with innovative components and subsystems, including battery and fuel cell technologies. The New Power segment is currently in the development phase with a primary focus on research and development activities for our power systems, components and subsystems. We continue to serve all our markets as they adopt electrification and alternative power technologies, meeting the needs of our OEM partners and end customers.
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

Russian Operations
On March 17, 2022, the Board of Directors (the Board) decided to indefinitely suspend our operations in Russia due to the ongoing conflict in Ukraine. At the time of suspension, our Russian operations included a wholly-owned distributor in Russia, an unconsolidated joint venture (the Unconsolidated JV) with KAMAZ Publicly Traded Company (KAMAZ), a Russian truck manufacturer with whom we share the Unconsolidated JV, and direct sales into Russia from our other business segments. As a result of the suspension of operations, we evaluated the recoverability of assets in Russia and assessed other potential liabilities. We experienced and expect to continue to experience, an inability to collect customer receivables and may be the subject of litigation as a consequence of our suspension of commercial operations in Russia. We recorded a charge of $158 million in the first quarter related to these actions. In the second quarter, we recovered certain inventory and other expense amounts reserved in the first quarter and incurred some small additional charges resulting in a net recovery of $47 million. As of June 30, 2022, we had approximately $17 million of inventory and $26 million of receivables in Russia, all of which are fully reserved. In addition, we have cash balances of $84 million, some of which will be used to fund ongoing employee, tax and contract settlement obligations. The following summarizes the costs (recoveries) associated with the suspension of our Russian operations in our Condensed Consolidated Statements of Net Income:

	Three months ended	Six months ended
In millions	June 30, 2022	June 30, 2022
Inventory write-downs	$(40)	$19
Accounts receivable reserves	—	43
Impairment and other joint venture costs	—	31
Other	(7)	18
Total	$(47)	$111

We will continue to evaluate the situation as conditions evolve and may take additional actions as deemed necessary in future periods.
Supply Chain Disruptions
We continue to experience supply chain disruptions and related financial impacts reflected as increased cost of sales. Our industry continues to be unfavorably impacted by supply chain constraints leading to shortages across multiple components categories and limiting our collective ability to meet end-user demand. Our customers are also experiencing supply chain issues. Should the supply chain issues continue for an extended period of time or worsen, the impact on our production and supply chain could have a material adverse effect on our results of operations, financial condition and cash flows. The Board continues to monitor and evaluate all of these factors and the related impacts on our business and operations, and we are diligently working to minimize the supply chain impacts to our business and to our customers.
2022 Second Quarter and Year-to-Date Results
A summary of our results is as follows:

	Three months ended		Six months ended
In millions, except per share amounts	June 30, 2022	July 4, 2021	June 30, 2022	July 4, 2021
Net sales	$6,586	$6,111	$12,971	$12,203
Net income attributable to Cummins Inc.	702	600	1,120	1,203
Earnings per common share attributable to Cummins Inc.
Basic	$4.97	$4.14	$7.90	$8.24
Diluted	4.94	4.10	7.86	8.16

Our industry's sales continue to be unfavorably impacted by supply chain constraints leading to shortages across multiple components categories and limiting our collective ability to meet end-user demand. Our customers are also experiencing other supply chain issues limiting full production capabilities.

Worldwide revenues increased 8 percent in the three months ended June 30, 2022, compared to the same period in 2021, due to favorable pricing and higher demand in most operating segments and most geographic regions except for China. Net sales in the U.S. and Canada improved 15 percent, primarily due to favorable pricing and increased demand in North American on-highway markets, which positively impacted all components businesses, and most distribution product lines. International demand (excludes the U.S. and Canada) declined 2 percent, with lower sales in China (due to a sharp slowdown in truck and construction markets, exacerbated by COVID lockdowns) and Russia, partially offset by higher sales in all other geographic regions. The decrease in international sales was principally due to lower demand in China as the result of COVID-related lockdowns significantly reducing demand in most businesses. Unfavorable foreign currency fluctuations impacted international sales by 3 percent (primarily the Euro, British pound and Indian rupee).
Worldwide revenues increased 6 percent in the six months ended June 30, 2022, compared to the same period in 2021, due to favorable pricing and higher demand in most operating segments and most geographic regions except for China. Net sales in the U.S. and Canada improved 14 percent, primarily due to favorable pricing and increased demand in North American on-highway markets, which positively impacted all components businesses and all distribution product lines. International demand (excludes the U.S. and Canada) declined by 3 percent, with lower sales in China (due to a sharp slowdown in truck and construction markets, exacerbated by COVID lockdowns), partially offset by higher sales in all other geographic regions. The decrease in international sales was principally due to lower demand in China as the result of COVID-related lockdowns significantly reducing demand in most businesses. Unfavorable foreign currency fluctuations impacted international sales by 2 percent (primarily the Euro, British pound and Indian rupee).
The following tables contain sales and EBITDA (defined as earnings or losses before interest expense, income taxes, depreciation and amortization and noncontrolling interests) by operating segment for the three and six months ended June 30, 2022 and July 4, 2021. See NOTE 15, "OPERATING SEGMENTS," to the Condensed Consolidated Financial Statements for additional information and a reconciliation of our segment information to the corresponding amounts in our Condensed Consolidated Statements of Net Income.

	Three months ended
Operating Segments	June 30, 2022				July 4, 2021			Percent change
		Percent				Percent		2022 vs. 2021
In millions	Sales	of Total	EBITDA		Sales	of Total	EBITDA	Sales	EBITDA
Engine	$2,775	42%	$422		$2,491	41%	$402	11%	5%
Distribution	2,253	34%	297		1,920	31%	201	17%	48%
Components	1,950	30%	352		1,994	33%	301	(2)%	17%
Power Systems	1,203	18%	128		1,143	19%	139	5%	(8)%
New Power	42	1%	(80)		24	—%	(60)	75%	(33)%
Intersegment eliminations	(1,637)	(25)%	(64)		(1,461)	(24)%	(9)	12%	NM
Total	$6,586	100%	$1,055	(1)	$6,111	100%	$974	8%	8%

"NM" - not meaningful information
(1) EBITDA includes $47 million of recoveries associated with the suspension of our Russian operations and $29 million of costs associated with the planned separation of our Filtration business.

Net income attributable to Cummins Inc. was $702 million, or $4.94 per diluted share, on sales of $6.6 billion for the three months ended June 30, 2022, versus the comparable prior year period net income attributable to Cummins Inc. of $600 million, or $4.10 per diluted share, on sales of $6.1 billion. The increases in net income attributable to Cummins Inc. and earnings per diluted share were driven by higher net sales, increased gross margin, recoveries associated with the suspension of our Russian operations and favorable discrete tax items, partially offset by unfavorable changes in corporate owned life insurance, increased consulting expenses driven by acquisitions and the work towards separation of the filtration business and lower equity, royalty and interest income from investees (primarily in China). See NOTE 3, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information. The increase in gross margin was primarily due to favorable pricing and higher volumes, partially offset by higher material costs.

	Six months ended
Operating Segments	June 30, 2022				July 4, 2021			Percent change
		Percent				Percent		2022 vs. 2021
In millions	Sales	of Total	EBITDA		Sales	of Total	EBITDA	Sales	EBITDA
Engine	$5,528	43%	$814		$4,950	41%	$756	12%	8%
Distribution	4,370	34%	407		3,755	31%	361	16%	13%
Components	3,938	30%	672		4,146	34%	722	(5)%	(7)%
Power Systems	2,363	18%	218		2,165	18%	265	9%	(18)%
New Power	73	1%	(147)		59	—%	(111)	24%	(32)%
Intersegment eliminations	(3,301)	(26)%	(154)		(2,872)	(24)%	(39)	15%	NM
Total	$12,971	100%	$1,810	(1)	$12,203	100%	$1,954	6%	(7)%

"NM" - not meaningful information
(1) EBITDA includes $111 million of costs associated with the suspension of our Russian operations and $46 million of costs associated with the planned separation of our Filtration business.
Net income attributable to Cummins Inc. was $1,120 million, or $7.86 per diluted share, on sales of $13.0 billion for the six months ended June 30, 2022, versus the comparable prior year period net income attributable to Cummins Inc. of $1,203 million, or $8.16 per diluted share, on sales of $12.2 billion. The decreases in net income attributable to Cummins Inc. and earnings per diluted share were driven by costs associated with the suspension of our Russian operations, increased consulting expenses driven by acquisitions and the work towards separation of the filtration business, lower equity, royalty and interest income from investees (primarily in China) and unfavorable changes in corporate owned life insurance, partially offset by higher net sales and increased gross margin. See NOTE 3, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information. The increase in gross margin and gross margin as a percentage of sales was primarily due to favorable pricing and increased volumes, partially offset by higher material costs, increased freight costs due to supply chain constraints and unfavorable foreign currency impacts (principally the Euro). Diluted earnings per common share for the six months ended June 30, 2022, benefited $0.06 from fewer weighted-average shares outstanding due to the stock repurchase program.
We generated $763 million of cash from operations for the six months ended June 30, 2022, compared to $955 million for the comparable period in 2021. See the section titled "Cash Flows" in the "LIQUIDITY AND CAPITAL RESOURCES" section for a discussion of items impacting cash flows.
Our debt to capital ratio (total capital defined as debt plus equity) at June 30, 2022, was 31.4 percent, compared to 30.7 percent at December 31, 2021. The increase was primarily due to lower debt balances since December 31, 2021. At June 30, 2022, we had $3.0 billion in cash and marketable securities on hand and access to our $3.5 billion credit facilities, if necessary, to meet acquisition, working capital, investment and funding needs.
In the first six months of 2022, we purchased $347 million, or 1.7 million shares, of our common stock.
On August 3, 2022, we completed the acquisition of Meritor, Inc. (Meritor) with a purchase price of $3.0 billion (including convertible debt). See NOTE 14, "ACQUISITIONS," to our Condensed Consolidated Financial Statements for additional information.
On July 13, 2022, we entered into a loan agreement under which we may obtain delayed-draw loans in an amount up to $2.0 billion in the aggregate prior to October 13, 2022. We drew down the entire $2.0 billion balance on August 2, 2022, to fund the acquisition of Meritor.
In July 2022, the Board authorized an increase to our quarterly dividend of approximately 8 percent from $1.45 per share to $1.57 per share.
On April 8, 2022, we completed the acquisition of Jacobs Vehicle Systems business (Jacobs) from Altra Industrial Motion Corp with a purchase price of $346 million.
On April 20, 2022, we filed a confidential registration statement announcing our intent to separate the filtration business into a stand-alone company.
As a well-known seasoned issuer, we filed an automatic shelf registration of an undetermined amount of debt and equity with the Securities and Exchange Commission (SEC) on February 8, 2022.

In the first six months of 2022, the investment loss on our U.S. pension trust was 5.0 percent while our U.K. pension trust loss was 17.8 percent. We anticipate making additional defined benefit pension contributions during the remainder of 2022 of $10 million for our U.S. and U.K. qualified and non-qualified pension plans. We expect our 2022 annual net periodic pension cost to approximate $31 million.
As of the date of this filing, our credit ratings and outlooks from the credit rating agencies remain unchanged.

RESULTS OF OPERATIONS

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30, 2022	July 4, 2021	(Unfavorable)		June 30, 2022	July 4, 2021	(Unfavorable)
In millions, except per share amounts			Amount	Percent			Amount	Percent
NET SALES	$6,586	$6,111	$475	8%	$12,971	$12,203	$768	6%
Cost of sales	4,860	4,633	(227)	(5)%	9,713	9,239	(474)	(5)%
GROSS MARGIN	1,726	1,478	248	17%	3,258	2,964	294	10%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	622	600	(22)	(4)%	1,237	1,174	(63)	(5)%
Research, development and engineering expenses	299	276	(23)	(8)%	597	536	(61)	(11)%
Equity, royalty and interest income from investees	95	137	(42)	(31)%	191	303	(112)	(37)%
Other operating expense, net	3	4	1	25%	114	12	(102)	NM
OPERATING INCOME	897	735	162	22%	1,501	1,545	(44)	(3)%
Interest expense	34	29	(5)	(17)%	51	57	6	11%
Other (expense) income, net	(8)	73	(81)	NM	(17)	74	(91)	NM
INCOME BEFORE INCOME TAXES	855	779	76	10%	1,433	1,562	(129)	(8)%
Income tax expense	148	167	19	11%	303	339	36	11%
CONSOLIDATED NET INCOME	707	612	95	16%	1,130	1,223	(93)	(8)%
Less: Net income attributable to noncontrolling interests	5	12	7	58%	10	20	10	50%
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$702	$600	$102	17%	$1,120	$1,203	$(83)	(7)%
Diluted Earnings Per Common Share Attributable to Cummins Inc.	$4.94	$4.10	$0.84	20%	$7.86	$8.16	$(0.30)	(4)%

"NM" - not meaningful information

	Three months ended		Favorable/ (Unfavorable)	Six months ended		Favorable/ (Unfavorable)
	June 30, 2022	July 4, 2021		June 30, 2022	July 4, 2021
Percent of sales			Percentage Points			Percentage Points
Gross margin	26.2%	24.2%	2.0	25.1%	24.3%	0.8
Selling, general and administrative expenses	9.4%	9.8%	0.4	9.5%	9.6%	0.1
Research, development and engineering expenses	4.5%	4.5%	—	4.6%	4.4%	(0.2)

Net Sales
Net sales for the three months ended June 30, 2022, increased by $475 million versus the comparable period in 2021. The primary drivers were as follows:
•Distribution segment sales increased 17 percent principally due to higher demand across most product lines in North America.
•Engine segment sales increased 11 percent due to favorable pricing and increased on-highway demand (including higher aftermarket sales) in North America.
•Power Systems segment sales increased 5 percent primarily due to higher demand in oil and gas markets (including higher aftermarket sales) in North America and India and generator technologies markets in Europe and India.
These increases were partially offset by the following drivers:
•Components segment sales decreased 2 percent largely due to lower demand in all businesses in China, partially offset by higher demand in North America.
•Unfavorable foreign currency fluctuations of 1 percent of total sales, primarily in the Euro, British pound and Indian rupee.

Net sales for the six months ended June 30, 2022, increased $768 million versus the comparable period in 2021. The primary drivers were as follows:
•Distribution segment sales increased 16 percent principally due to higher demand across most product lines in North America.
•Engine segment sales increased 12 percent due to favorable pricing and stronger on-highway demand (including higher aftermarket sales) in North America.
•Power Systems segment sales increased 9 percent primarily due to higher demand in power generation markets in China and India and global mining markets and oil and gas markets (including higher aftermarket sales) in North America, China and India.
These increases were partially offset by the following drivers:
•Components segment sales decreased 5 percent largely due to lower demand in all businesses in China, partially offset by higher demand in North America.
•Unfavorable foreign currency fluctuations of 1 percent of total sales, primarily in the Euro, British pound and Indian rupee.
Sales to international markets (excluding the U.S. and Canada), based on location of customers, for the three and six months ended June 30, 2022, were 39 percent and 40 percent of total net sales compared with 43 percent and 44 percent of total net sales for the comparable periods in 2021. A more detailed discussion of sales by segment is presented in the “OPERATING SEGMENT RESULTS” section.
Cost of Sales
The types of expenses included in cost of sales are the following: parts and material consumption, including direct and indirect materials; salaries, wages and benefits; depreciation on production equipment and facilities and amortization of technology intangibles; estimated costs of warranty programs and campaigns; production utilities; production-related purchasing; warehousing, including receiving and inspection; freight costs; engineering support costs; repairs and maintenance; production and warehousing facility property insurance; rent for production facilities; charges for the write-downs of inventories in Russia and other production overhead.
Gross Margin
Gross margin increased $248 million for the three months ended June 30, 2022 and increased 2.0 points as a percentage of net sales versus the comparable period in 2021. The increase in gross margin and gross margin as a percentage of sales was primarily due to favorable pricing and higher volumes, partially offset by higher material costs.
Gross margin increased $294 million for the six months ended June 30, 2022 and increased 0.8 points as a percentage of sales versus the comparable period in 2021. The increase in gross margin and gross margin as a percentage of sales was primarily due to favorable pricing and increased volumes, partially offset by higher material costs, increased freight costs due to supply chain constraints and unfavorable foreign currency impacts (principally the Euro).
The provision for base warranties issued as a percent of sales for the three and six months ended June 30, 2022, was 2.2 percent and 2.1 percent, respectively, compared to 2.4 percent and 2.5 percent for the comparable periods in 2021.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $22 million for the three months ended June 30, 2022, versus the comparable period in 2021, primarily due to higher consulting expenses driven by acquisitions and the work towards separation of the filtration business, partially offset by lower variable compensation expenses. Overall, selling, general and administrative expenses as a percentage of net sales decreased to 9.4 percent in the three months ended June 30, 2022, from 9.8 percent in the comparable period in 2021. The decrease in selling, general and administrative expenses as a percentage of net sales was mainly due to selling, general and administrative expenses increasing at a slower rate than the growth in net sales.
Selling, general and administrative expenses increased $63 million for the six months ended June 30, 2022, versus the comparable period in 2021, primarily due to higher consulting expenses driven by acquisitions and the work towards the separation of the filtration business, partially offset by lower variable compensation expenses. Overall, selling, general and administrative expenses, as a percentage of sales, decreased to 9.5 percent in the six months ended June 30, 2022, from 9.6 percent in the comparable period in 2021. The decrease in selling, general and administrative expenses as a percentage of net sales was mainly due to selling, general and administrative expenses increasing at a slower rate than the increase in net sales.

Research, Development and Engineering Expenses
Research, development and engineering expenses increased $23 million for the three months ended June 30, 2022, versus the comparable period in 2021, primarily due to increased consulting expenses and higher spending on supplies. Overall, research, development and engineering expenses as a percentage of net sales remained flat at 4.5 percent in the three months ended June 30, 2022, and the comparable period in 2021.
Research, development and engineering expenses increased $61 million for the six months ended June 30, 2022, versus the comparable period in 2021, primarily due to increased consulting expenses and higher spending on prototypes and supplies. Overall, research, development and engineering expenses as a percentage of sales increased to 4.6 percent in the six months ended June 30, 2022, from 4.4 percent in the comparable period in 2021. The increase in research, development and engineering expenses as a percentage of net sales was mainly due to research, development and engineering expenses increasing at a faster rate than the increase in net sales.
Research activities continue to focus on development of new products to meet future emission standards around the world, improvements in fuel economy performance of diesel and natural gas powered engines and related components as well as development activities around battery electric, fuel cell electric and hydrogen engine solutions.
Equity, Royalty and Interest Income from Investees
Equity, royalty and interest income from investees decreased $42 million for the three months ended June 30, 2022, versus the comparable period in 2021, primarily due to decreased earnings at Beijing Foton Cummins Engine Co., Ltd. and Dongfeng Cummins Engine Co., Ltd. and the February 7, 2022, purchase of Westport Fuel System Inc.'s stake in Cummins Westport Joint Venture. See NOTE 14, "ACQUISITIONS," to our Condensed Consolidated Financial Statements for additional information.
Equity, royalty and interest income from investees decreased $112 million for the six months ended June 30, 2022, versus the comparable period in 2021, mainly due to decreased earnings at Beijing Foton Cummins Engine Co., Ltd. and Dongfeng Cummins Engine Co., Ltd., the $28 million impairment of our Russian joint venture with KAMAZ and the February 7, 2022, purchase of Westport Fuel System Inc.'s stake in Cummins Westport Joint Venture. See NOTE 3, "RUSSIAN OPERATIONS," and NOTE 14, "ACQUISITIONS," to our Condensed Consolidated Financial Statements for additional information.
Other Operating Expense, Net
Other operating (expense) income, net was as follows:

	Three months ended			Six months ended
In millions	June 30, 2022		July 4, 2021	June 30, 2022		July 4, 2021
Amortization of intangible assets	$(9)		$(5)	$(14)		$(11)
Loss on write-off of assets	(3)		—	(8)		(4)
Asset impairments and other charges	—		—	(36)		—
Gain (loss) on sale of assets, net	—		(2)	1		(1)
Royalty income, net	3		3	5		5
Russian suspension recoveries (costs)	7	(1)	—	(61)	(1)	—
Other, net	(1)		—	(1)		(1)
Total other operating expense, net	$(3)		$(4)	$(114)		$(12)

(1) See NOTE 3, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.

Interest Expense
Interest expense increased $5 million and decreased $6 million for the three and six months ended June 30, 2022, versus the comparable periods in 2021. The three month increase is primarily due to the overall increase in floating interest rates in the second quarter of 2022. The six month decrease is principally due to the performance on the fixed to floating swaps placed in 2021 for our 2030 and 2050 debt maturities.

Other (Expense) Income, Net
Other (expense) income, net was as follows:

	Three months ended		Six months ended
In millions	June 30, 2022	July 4, 2021	June 30, 2022	July 4, 2021
(Loss) gain on corporate owned life insurance	$(48)	$20	$(85)	$(12)
(Loss) gain on marketable securities, net	(5)	3	(9)	3
Foreign currency (loss) gain, net	(1)	3	(13)	(2)
Gain on sale of land	—	18	—	18
Interest income	7	5	15	11
Non-service pension and OPEB credit	32	25	65	49
Other, net	7	(1)	10	7
Total other (expense) income, net	$(8)	$73	$(17)	$74

Income Tax Expense
Our effective tax rate for 2022 is expected to approximate 21.5 percent, excluding any discrete items that may arise.
Our effective tax rates for the three and six months ended June 30, 2022, were 17.3 percent and 21.1 percent, respectively. Our effective tax rates for the three and six months ended July 4, 2021, were 21.4 percent and 21.7 percent, respectively.
The three months ended June 30, 2022, contained favorable discrete tax items of $36 million, primarily due to $36 million of favorable changes in tax reserves, $10 million of favorable changes associated with uncertainty in our Russian operations and $8 million of net favorable other discrete tax items, partially offset by $18 million of unfavorable tax costs associated with internal restructuring ahead of the planned separation of our filtration business.
The six months ended June 30, 2022, contained favorable net discrete tax items of $5 million, primarily due to $27 million of favorable changes in tax reserves and $4 million of net favorable other discrete tax items, partially offset by $18 million of unfavorable tax costs associated with internal restructuring ahead of the planned separation of our filtration business and $8 million of unfavorable changes associated with uncertainty in our Russian operations.
The three months ended July 4, 2021, contained unfavorable discrete items of $7 million, primarily due to a $10 million unfavorable statutory change in tax rates (mostly in the UK), partially offset by $3 million of other favorable discrete items.
The six months ended July 4, 2021, contained unfavorable discrete items of $3 million, primarily due to a $10 million unfavorable statutory change in tax rates (mostly in the UK), partially offset by $7 million of other favorable discrete items.
Noncontrolling Interests
Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities. Noncontrolling interests in income of consolidated subsidiaries for the three and six months ended June 30, 2022, decreased $7 million and $10 million, respectively, versus the comparable periods in 2021. The decrease for the three and six months ended June 30, 2022, was primarily due to lower earnings at Cummins India Limited and Hydrogenics Corporation.
Net Income Attributable to Cummins Inc. and Diluted Earnings Per Common Share Attributable to Cummins Inc.
Net income and diluted earnings per common share attributable to Cummins Inc. for the three months ended June 30, 2022, increased $102 million and $0.84 per diluted share versus the comparable period in 2021, primarily due to higher net sales, increased gross margin, recoveries associated with the suspension of our Russian operations and favorable discrete tax items, partially offset by unfavorable changes in corporate owned life insurance, increased consulting expenses driven by acquisitions and the work towards separation of the filtration business and lower equity, royalty and interest income from investees (primarily in China). See NOTE 3, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.

Net income and diluted earnings per common share attributable to Cummins Inc. for the six months ended June 30, 2022, decreased $83 million and $0.30 per diluted share versus the comparable period in 2021, primarily due to costs associated with the suspension of our Russian operations, increased consulting expenses driven by acquisitions and the work towards separation of the filtration business, lower equity, royalty and interest income from investees (primarily in China) and unfavorable changes in corporate owned life insurance, partially offset by higher net sales and increased gross margin. See NOTE 3, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information. Diluted earnings per common share for the six months ended June 30, 2022, benefited $0.06 from fewer weighted-average shares outstanding due to the stock repurchase program.
Comprehensive Income - Foreign Currency Translation Adjustment
The foreign currency translation adjustment was a net loss of $245 million and $241 million, respectively, for the three and six months ended June 30, 2022, compared to a net gain of $22 million and net loss of $34 million, respectively, for the three and six months ended July 4, 2021, driven by the following:

	Three months ended
	June 30, 2022		July 4, 2021
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly-owned subsidiaries	$(175)	Chinese renminbi, Indian rupee	$20	Brazilian real, Chinese renminbi, partially offset by Indian rupee, British pound
Equity method investments	(55)	Chinese renminbi	9	Chinese renminbi, partially offset by Indian rupee
Consolidated subsidiaries with a noncontrolling interest	(15)	Indian rupee	(7)	Indian rupee
Total	$(245)		$22

	Six months ended
	June 30, 2022		July 4, 2021
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly-owned subsidiaries	$(159)	Chinese renminbi, Indian rupee	$(28)	British pound, Indian rupee, partially offset by Chinese renminbi
Equity method investments	(59)	Chinese renminbi	1	Chinese renminbi, partially offset by Indian rupee
Consolidated subsidiaries with a noncontrolling interest	(23)	Indian rupee	(7)	Indian rupee
Total	$(241)		$(34)

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
We continue to experience supply chain disruptions and related financial impacts reflected as increased cost of sales. Our industry continues to be unfavorably impacted by supply chain constraints leading to shortages across multiple components categories and limiting our collective ability to meet end-user demand. Our customers are also experiencing supply chain issues.
Following is a discussion of results for each of our operating segments.
Engine Segment Results
Financial data for the Engine segment was as follows:

	Three months ended		Favorable/		Six months ended			Favorable/
	June 30,	July 4,	(Unfavorable)		June 30,		July 4,	(Unfavorable)
In millions	2022	2021	Amount	Percent	2022		2021	Amount	Percent
External sales	$2,092	$1,920	$172	9%	$4,141		$3,815	$326	9%
Intersegment sales	683	571	112	20%	1,387		1,135	252	22%
Total sales	2,775	2,491	284	11%	5,528		4,950	578	12%
Research, development and engineering expenses	116	99	(17)	(17)%	225		191	(34)	(18)%
Equity, royalty and interest income from investees	59	104	(45)	(43)%	103	(1)	217	(114)	(53)%
Interest income	1	1	—	—%	5		4	1	25%
Russian suspension costs(2)	1	—	(1)	NM	33	(3)	—	(33)	NM
Segment EBITDA	422	402	20	5%	814		756	58	8%

			Percentage Points					Percentage Points
Segment EBITDA as a percentage of total sales	15.2%	16.1%		(0.9)	14.7%		15.3%		(0.6)

"NM" - not meaningful information
(1) Includes a $28 million impairment of our joint venture with KAMAZ and $3 million of royalty charges as part of our costs associated with the suspension of our Russian operations. In addition, on February 7, 2022, we purchased Westport Fuel System Inc.'s stake in Cummins Westport Joint Venture. See NOTE 3, "RUSSIAN OPERATIONS," and NOTE 14, "ACQUISITIONS," to our Condensed Consolidated Financial Statements for additional information.

(2) See NOTE 3, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.
(3) Includes $31 million of Russian suspension costs reflected in the Equity, royalty and interest income from investees line above.

Sales for our Engine segment by market were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,	July 4,	(Unfavorable)		June 30,	July 4,	(Unfavorable)
In millions	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Heavy-duty truck	$1,001	$839	$162	19%	$1,909	$1,666	$243	15%
Medium-duty truck and bus	875	688	187	27%	1,723	1,362	361	27%
Light-duty automotive	456	484	(28)	(6)%	954	965	(11)	(1)%
Total on-highway	2,332	2,011	321	16%	4,586	3,993	593	15%
Off-highway	443	480	(37)	(8)%	942	957	(15)	(2)%
Total sales	$2,775	$2,491	$284	11%	$5,528	$4,950	$578	12%

			Percentage Points				Percentage Points
On-highway sales as percentage of total sales	84%	81%		3	83%	81%		2

Unit shipments by engine classification (including unit shipments to Power Systems and off-highway engine units included in their respective classification) were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,	July 4,	(Unfavorable)		June 30,	July 4,	(Unfavorable)
	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Heavy-duty	30,900	29,400	1,500	5%	59,500	60,100	(600)	(1)%
Medium-duty	68,800	67,500	1,300	2%	141,400	140,600	800	1%
Light-duty	60,400	68,100	(7,700)	(11)%	126,900	136,600	(9,700)	(7)%
Total unit shipments	160,100	165,000	(4,900)	(3)%	327,800	337,300	(9,500)	(3)%
Sales
Engine segment sales for the three months ended June 30, 2022, increased $284 million versus the comparable period in 2021. The following were the primary drivers by market:
•Medium-duty truck and bus sales increased $187 million mainly due to favorable pricing and higher demand (including higher aftermarket sales), especially in North America.
•Heavy-duty truck sales increased $162 million principally due to favorable pricing and stronger demand (including higher aftermarket sales) in North America and Latin America.
These increases were partially offset by decreased off-highway sales of $37 million primarily due to lower demand in construction markets in China, partially offset by increased demand in Western Europe.
Engine segment sales for the six months ended June 30, 2022, increased $578 million versus the comparable period in 2021. The following were the primary drivers by market:
•Medium-duty truck and bus sales increased $361 million mainly due to favorable pricing and higher demand (including higher aftermarket sales), especially in North America.
•Heavy-duty truck sales increased $243 million principally due to favorable pricing and stronger demand (including higher aftermarket sales), especially in North America with higher shipments of 5 percent.
Segment EBITDA
Engine segment EBITDA for the three months ended June 30, 2022, increased $20 million versus the comparable period in 2021, primarily due to favorable pricing, partially offset by higher material costs, lower equity, royalty and interest income from investees (principally Beijing Foton Cummins Engine Co., Ltd. and Dongfeng Cummins Engine Co., Ltd.) and increased freight costs due to supply chain constraints.

Engine segment EBITDA for the six months ended June 30, 2022, increased $58 million versus the comparable period in 2021, mainly due to favorable pricing, partially offset by higher material costs, lower equity, royalty and interest income from investees (principally Beijing Foton Cummins Engine Co., Ltd. and Dongfeng Cummins Engine Co., Ltd.) and costs associated with the suspension of our Russian operations including a $28 million impairment of our joint venture with KAMAZ. See Note 3, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.
Distribution Segment Results
Financial data for the Distribution segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,	July 4,	(Unfavorable)		June 30,	July 4,	(Unfavorable)
In millions	2022	2021	Amount	Percent	2022	2021	Amount	Percent
External sales	$2,247	$1,913	$334	17%	$4,358	$3,740	$618	17%
Intersegment sales	6	7	(1)	(14)%	12	15	(3)	(20)%
Total sales	2,253	1,920	333	17%	4,370	3,755	615	16%
Research, development and engineering expenses	13	12	(1)	(8)%	26	25	(1)	(4)%
Equity, royalty and interest income from investees	21	15	6	40%	37	32	5	16%
Interest income	3	2	1	50%	5	3	2	67%
Russian suspension (recoveries) costs(1)	(45)	—	45	NM	55	—	(55)	NM
Segment EBITDA	297	201	96	48%	407	361	46	13%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	13.2%	10.5%		2.7	9.3%	9.6%		(0.3)

"NM" - not meaningful information
(1) See NOTE 3, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.

Sales for our Distribution segment by region were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,	July 4,	(Unfavorable)		June 30,	July 4,	(Unfavorable)
In millions	2022	2021	Amount	Percent	2022	2021	Amount	Percent
North America	$1,494	$1,230	$264	21%	$2,861	$2,401	$460	19%
Asia Pacific	242	227	15	7%	488	441	47	11%
Europe	179	161	18	11%	328	324	4	1%
China	99	77	22	29%	182	164	18	11%
Russia	75	66	9	14%	211	123	88	72%
Latin America	56	48	8	17%	97	88	9	10%
Africa and Middle East	55	69	(14)	(20)%	101	123	(22)	(18)%
India	53	42	11	26%	102	91	11	12%
Total sales	$2,253	$1,920	$333	17%	$4,370	$3,755	$615	16%

Sales for our Distribution segment by product line were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,	July 4,	(Unfavorable)		June 30,	July 4,	(Unfavorable)
In millions	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Parts	$990	$765	$225	29%	$1,914	$1,522	$392	26%
Power generation	441	454	(13)	(3)%	842	872	(30)	(3)%
Engines	429	351	78	22%	870	685	185	27%
Service	393	350	43	12%	744	676	68	10%
Total sales	$2,253	$1,920	$333	17%	$4,370	$3,755	$615	16%

Sales
Distribution segment sales for the three months ended June 30, 2022, increased $333 million versus the comparable period in 2021. The following were the primary drivers by region:
•North American sales increased $264 million, representing 79 percent of the total change in Distribution segment sales, mainly due to higher demand for parts and vocational engines.
These increases were partially offset by unfavorable foreign currency fluctuations, primarily in the Euro, Australian dollar, Canadian dollar and Indian rupee.
Distribution segment sales for the six months ended June 30, 2022, increased $615 million versus the comparable period in 2021. The following were the primary drivers by region:
•North American sales increased $460 million, representing 75 percent of the total change in Distribution segment sales, largely due to higher demand for parts and vocational engines.
•Russian sales increased $88 million as a result of increased demand for engines and parts following our announcement to indefinitely suspend our operations in Russia.
These increases were partially offset by unfavorable foreign currency fluctuations, mainly in the Euro, Australian dollar and Japanese yen.
Segment EBITDA
Distribution segment EBITDA for the three months ended June 30, 2022, increased $96 million versus the comparable period in 2021, primarily due to higher volumes and recoveries associated with the suspension of our Russian operations, partially offset by unfavorable foreign currency fluctuations (principally in emerging market currencies and South African rand). See NOTE 3, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.
Distribution segment EBITDA for the six months ended June 30, 2022, increased $46 million versus the comparable period in 2021, mainly due to higher volumes and favorable pricing, partially offset by costs associated with the suspension of our Russian operations, unfavorable foreign currency fluctuations (principally in the emerging market currencies and Australian dollar), increased freight costs due to supply chain constraints and the absence of an $18 million gain on sale of land recorded in the second quarter of 2021. See NOTE 3, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.
Components Segment Results
Financial data for the Components segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,	July 4,	(Unfavorable)		June 30,	July 4,	(Unfavorable)
In millions	2022	2021	Amount	Percent	2022	2021	Amount	Percent
External sales	$1,477	$1,556	$(79)	(5)%	$2,994	$3,280	$(286)	(9)%
Intersegment sales	473	438	35	8%	944	866	78	9%
Total sales	1,950	1,994	(44)	(2)%	3,938	4,146	(208)	(5)%
Research, development and engineering expenses	73	79	6	8%	149	154	5	3%
Equity, royalty and interest income from investees	9	12	(3)	(25)%	37	31	6	19%
Interest income	2	1	1	100%	3	2	1	50%
Russian suspension (recoveries) costs(1)	(2)	—	2	NM	4	—	(4)	NM
Segment EBITDA	352	301	51	17%	672	722	(50)	(7)%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	18.1%	15.1%		3.0	17.1%	17.4%		(0.3)

"NM" - not meaningful information
(1) See NOTE 3, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.

Sales for our Components segment by business were as follows:

	Three months ended			Favorable/		Six months ended			Favorable/
	June 30,		July 4,	(Unfavorable)		June 30,		July 4,	(Unfavorable)
In millions	2022		2021	Amount	Percent	2022		2021	Amount	Percent
Emission solutions	$863		$882	$(19)	(2)%	$1,773		$1,917	$(144)	(8)%
Filtration	391		374	17	5%	773		746	27	4%
Turbo technologies	355	(1)	351	4	1%	701	(1)	718	(17)	(2)%
Electronics and fuel systems	198		241	(43)	(18)%	414		504	(90)	(18)%
Automated transmissions	143		146	(3)	(2)%	277		261	16	6%
Total sales	$1,950		$1,994	$(44)	(2)%	$3,938		$4,146	$(208)	(5)%

(1) The three and six months ended June 30, 2022, included revenues of $37 million related to the newly acquired Jacobs Vehicle Systems business. See NOTE 14, "ACQUISITIONS," to our Condensed Consolidated Financial Statements for additional information.

Sales
Components segment sales for the three months ended June 30, 2022, decreased $44 million versus the comparable period in 2021. The following were the primary drivers by business:
•Electronics and fuel systems sales decreased by $43 million principally due to weaker demand in China.
•Unfavorable foreign currency fluctuations primarily in the Euro, British pound and Indian rupee.
•Emission solutions sales decreased $19 million primarily due to lower demand in China, partially offset by stronger demand in North America and India.
These decreases were partially offset by increased sales of $17 million in the filtration business mainly due to stronger demand in North America and Latin America, partially offset by lower demand in China.
Components segment sales for the six months ended June 30, 2022, decreased $208 million versus the comparable period in 2021. The following were the primary drivers by business:
•Emission solutions sales decreased $144 million primarily due to lower demand in China, partially offset by stronger demand in North America.
•Electronics and fuel systems sales decreased $90 million mainly due to weaker demand in China, partially offset by higher demand in North America.
•Unfavorable foreign currency fluctuations, primarily in the Euro and Indian rupee.
These decreases were partially offset by increased sales of $27 million in the filtration business mainly due to stronger demand in North America and Latin America, partially offset by lower demand in China.
Segment EBITDA
Components segment EBITDA for the three months ended June 30, 2022, increased $51 million versus the comparable period in 2021, mainly due to favorable pricing and lower product coverage costs, partially offset by increased material costs.
Components segment EBITDA for the six months ended June 30, 2022, decreased $50 million versus the comparable period in 2021, primarily due to lower volumes and increased material costs, partially offset by favorable pricing.

Power Systems Segment Results
Financial data for the Power Systems segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,	July 4,	(Unfavorable)		June 30,	July 4,	(Unfavorable)
In millions	2022	2021	Amount	Percent	2022	2021	Amount	Percent
External sales	$734	$699	$35	5%	$1,417	$1,311	$106	8%
Intersegment sales	469	444	25	6%	946	854	92	11%
Total sales	1,203	1,143	60	5%	2,363	2,165	198	9%
Research, development and engineering expenses	58	60	2	3%	122	117	(5)	(4)%
Equity, royalty and interest income from investees	10	9	1	11%	21	21	—	—%
Interest income	1	1	—	—%	2	2	—	—%
Russian suspension (recoveries) costs(1)	(1)	—	1	NM	19	—	(19)	NM
Segment EBITDA	128	139	(11)	(8)%	218	265	(47)	(18)%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	10.6%	12.2%		(1.6)	9.2%	12.2%		(3.0)

"NM" - not meaningful information
(1) See NOTE 3, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.
Sales for our Power Systems segment by product line were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,	July 4,	(Unfavorable)		June 30,	July 4,	(Unfavorable)
In millions	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Power generation	$657	$655	$2	—%	$1,321	$1,266	$55	4%
Industrial	428	399	29	7%	821	723	98	14%
Generator technologies	118	89	29	33%	221	176	45	26%
Total sales	$1,203	$1,143	$60	5%	$2,363	$2,165	$198	9%

Sales
Power Systems segment sales for the three months ended June 30, 2022, increased $60 million versus the comparable period in 2021. The following were the primary drivers by product line:
•Industrial sales increased $29 million due to stronger demand (including higher aftermarket sales) in oil and gas markets in North America and India.
•Generator technologies sales increased $29 million due to higher demand in Europe and India.
These increases were partially offset by unfavorable foreign currency fluctuations, primarily in the Euro, British pound and Indian rupee.
Power Systems segment sales for the six months ended June 30, 2022, increased $198 million versus the comparable period in 2021. The following were the primary drivers by product line:
•Industrial sales increased $98 million due to stronger demand (including higher aftermarket sales) in oil and gas markets in North America and China and global mining markets.
•Power generation sales increased $55 million due to higher demand in China and India, partially offset by weaker demand in North America.
•Generator technologies sales increased $45 million due to higher demand in Europe and India.
These increases were partially offset by unfavorable foreign currency fluctuations, primarily in the Euro, British pound and Indian rupee.

Segment EBITDA
Power Systems segment EBITDA for the three months ended June 30, 2022, decreased $11 million versus the comparable period in 2021, mainly due to higher material costs, increased freight costs due to supply chain constraints and higher product coverage costs, partially offset by favorable pricing.
Power Systems segment EBITDA for the six months ended June 30, 2022, decreased $47 million versus the comparable period in 2021, primarily due to higher material costs, increased freight costs due to supply chain constraints and costs associated with the suspension of our Russian operations, partially offset by favorable pricing. See NOTE 3, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.
New Power Segment Results
The New Power segment designs, manufactures, sells and supports hydrogen production solutions as well as electrified power systems with innovative components and subsystems, including battery and fuel cell technologies. The New Power segment is currently in the development phase with a primary focus on research and development activities for our power systems, components and subsystems. Financial data for the New Power segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,	July 4,	(Unfavorable)		June 30,	July 4,	(Unfavorable)
In millions	2022	2021	Amount	Percent	2022	2021	Amount	Percent
External sales	$36	$23	$13	57%	$61	$57	$4	7%
Intersegment sales	6	1	5	NM	12	2	10	NM
Total sales	42	24	18	75%	73	59	14	24%
Research, development and engineering expenses	39	26	(13)	(50)%	75	49	(26)	(53)%
Equity, royalty and interest (loss) income from investees	(4)	(3)	(1)	(33)%	(7)	2	(9)	NM
Segment EBITDA	(80)	(60)	(20)	(33)%	(147)	(111)	(36)	(32)%

"NM" - not meaningful information

OUTLOOK
Supply Chain Disruptions
We continue to experience supply chain disruptions and related financial impacts reflected as increased cost of sales. Our industry continues to be unfavorably impacted by supply chain constraints leading to shortages across multiple components categories and limiting our collective ability to meet end-user demand. Our customers are also experiencing supply chain issues. Should the supply chain issues continue for an extended period of time or worsen, the impact on our production and supply chain could have a material adverse effect on our results of operations, financial condition and cash flows. The Board continues to monitor and evaluate all of these factors and the related impacts on our business and operations, and we are diligently working to minimize the supply chain impacts to our business and to our customers.
Business Outlook
Our outlook reflects the following positive trends and challenges to our business that could impact our revenue and earnings potential for the remainder of 2022.
Positive Trends
•We expect demand for pick-up trucks in North America to remain strong.
•We expect North American medium-duty and heavy-duty truck demand will remain strong.
•We believe market demand for trucks in India will continue to improve.
•We anticipate demand in our aftermarket business will continue to be robust, driven primarily by increased truck utilization in North America and improved demand in our Power Systems business.
•Our liquidity of $5.8 billion in cash, marketable securities and available credit facilities puts us in a strong position to deal with any uncertainties that may arise in the remainder of 2022.
Challenges
•Supply constraints driven by strong demand in multiple end markets and regions may lead to increased costs, including higher freight and conversion costs.
•Continued increases in material and commodity costs, as well as other inflationary pressures, could negatively impact earnings.
•Our industry's sales continue to be unfavorably impacted by supply chain constraints leading to shortages across multiple components categories and limiting our collective ability to meet end-user demand. Our customers are also experiencing other supply chain issues limiting full production capabilities.
•Resurgence of COVID-19 in China led to lockdowns in several cities that negatively impacted the economy and our end markets. Any continued lockdowns will also contribute to further disruptions in the global supply chain, negatively impacting both our revenues and profitability.
•We expect market demand in truck and construction markets in China to decline from 2021 full year levels.
•The indefinite suspension of our operations in Russia is expected to impact our revenue and profitability. The 2021 sales through our wholly-owned distributor in Russia and direct sales into Russia were 2.7 percent of net sales.
•We expect to incur incremental expenses as a result of the completion of the Meritor, Inc. acquisition and its integration into our business.
•The completion of the Meritor, Inc. acquisition will impact our liquidity and result in incremental interest expense for debt utilized in funding the transaction.
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

Dollars in millions	June 30, 2022	December 31, 2021
Working capital (1)	$5,091	$5,225
Current ratio	1.66	1.74
Accounts and notes receivable, net	$4,156	$3,990
Days' sales in receivables	57	59
Inventories	$4,765	$4,355
Inventory turnover	4.2	4.6
Accounts payable (principally trade)	$3,405	$3,021
Days' payable outstanding	59	57
Total debt	$4,425	$4,159
Total debt as a percent of total capital	31.4%	30.7%

(1) Working capital includes cash and cash equivalents.
Cash Flows
Cash and cash equivalents were impacted as follows:

	Six months ended
In millions	June 30, 2022	July 4, 2021	Change
Net cash provided by operating activities	$763	$955	$(192)
Net cash used in investing activities	(576)	(146)	(430)
Net cash used in financing activities	(391)	(1,722)	1,331
Effect of exchange rate changes on cash and cash equivalents	74	(7)	81
Net decrease in cash and cash equivalents	$(130)	$(920)	$790

Net cash provided by operating activities decreased $192 million for the six months ended June 30, 2022, versus the comparable period in 2021, primarily due to higher working capital requirements of $239 million. During the first six months of 2022, the higher working capital requirements resulted in a cash outflow of $670 million compared to a cash outflow of $431 million in the comparable period in 2021, mainly due to higher variable compensation payouts in accrued expenses, partially offset by favorable changes in inventories and accounts receivable.
Net cash used in investing activities increased $430 million for the six months ended June 30, 2022, versus the comparable period in 2021, primarily due to the acquisition of Jacobs Vehicle Systems and Cummins Westport Joint Venture, net of cash acquired, of $245 million, higher investments in and net advances to equity investees of $63 million, unfavorable changes in cash flows from derivatives not designated as hedges of $44 million and higher capital spending of $39 million.
Net cash used in financing activities decreased $1,331 million for the six months ended June 30, 2022, versus the comparable period in 2021, primarily due to lower repurchases of common stock of $743 million and higher net borrowings of commercial paper of $515 million.
The effect of exchange rate changes on cash and cash equivalents for the six months ended June 30, 2022, versus the comparable period in 2021, increased $81 million primarily due to favorable fluctuations in the British pound of $124 million, partially offset by unfavorable fluctuations in the Chinese renminbi of $38 million.

Sources of Liquidity
We generate significant ongoing cash flow. Cash provided by operations is our principal source of liquidity with $763 million generated in the six months ended June 30, 2022. Our sources of liquidity include:

	June 30, 2022
In millions	Total	U.S.	International	Primary location of international balances
Cash and cash equivalents	$2,462	$732	$1,730	China, Singapore, Belgium, Australia, Mexico, India
Marketable securities (1)	536	100	436	India
Total	$2,998	$832	$2,166
Available credit capacity
Revolving credit facilities (2)	$2,795
International and other uncommitted domestic credit facilities	$271

(1) The majority of marketable securities could be liquidated into cash within a few days.
(2) The five-year credit facility for $2.0 billion and the 364-day credit facility for $1.5 billion, maturing August 2026 and August 2022, respectively, are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. At June 30, 2022, we had $705 million of commercial paper outstanding, which effectively reduced our available capacity under our revolving credit facilities to $2.8 billion.

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
Debt Facilities and Other Sources of Liquidity
As of June 30, 2022, we had access to committed credit facilities totaling $3.5 billion, including the $1.5 billion 364-day facility that expires August 17, 2022 and our $2.0 billion five-year facility that expires on August 18, 2026. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. We intend to maintain credit facilities at the current or higher aggregate amounts by renewing or replacing these facilities at or before expiration. There were no outstanding borrowings under these facilities at June 30, 2022. We anticipate renewing our 364-day credit facility before expiration and adding another credit facility available for general corporate purposes in the near-term.
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
At June 30, 2022, we had $705 million of commercial paper outstanding, which effectively reduced our available capacity under our revolving credit facilities to $2.8 billion.
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
Supply Chain Financing
We currently have supply chain financing programs with financial intermediaries, which provide certain vendors the option to be paid by financial intermediaries earlier than the due date on the applicable invoice. When a vendor utilizes the program and receives an early payment from a financial intermediary, they take a discount on the invoice. We then pay the financial intermediary the face amount of the invoice on the regularly scheduled due date. The maximum amount that we may have outstanding under the program is $457 million. We do not reimburse vendors for any costs they incur for participation in the program and their participation is completely voluntary. As a result, all amounts owed to the financial intermediaries are presented as Accounts payable in our Condensed Consolidated Balance Sheets. Amounts due to the financial intermediaries reflected in accounts payable at June 30, 2022, were $336 million.
Uses of Cash
Stock Repurchases
In December 2021, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the 2019 repurchase plan. In December 2019, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the 2018 repurchase plan. In the first six months of 2022, we made the following purchases under the 2019 stock repurchase program:

In millions, except per share amounts	Shares Purchased	Average Cost Per Share	Total Cost of Repurchases	Remaining Authorized Capacity (1)
March 31	1.6	$199.27	$311	$2,281
June 30	0.1	194.00	36	2,245
Total	1.7	198.72	$347

(1) The remaining $245 million authorized capacity under the 2019 plan was calculated based on the cost to purchase the shares, but excludes commission expenses in accordance with the authorized plan.

We intend to repurchase outstanding shares from time to time during 2022 to enhance shareholder value.
Dividends
We paid dividends of $411 million during the six months ended June 30, 2022. In July 2022, the Board authorized an increase to our quarterly dividend of approximately 8 percent from $1.45 per share to $1.57 per share.
Capital Expenditures
Capital expenditures, including spending on internal use software, for the six months ended June 30, 2022, were $275 million versus $234 million in the comparable period in 2021. We plan to spend an estimated $850 million to $900 million in 2022 on capital expenditures, excluding internal use software, with over 60 percent of these expenditures expected to be invested in North America. In addition, we plan to spend an estimated $60 million to $70 million on internal use software in 2022.

Current Maturities of Short and Long-Term Debt
We had $705 million of commercial paper outstanding at June 30, 2022, that matures in less than one year. The maturity schedule of our existing long-term debt does not require significant cash outflows until 2023 when our 3.65 percent senior notes and 2025 when our 0.75 percent senior notes are due. Required annual long-term debt principal payments range from $41 million to $545 million over the next five years (including the remainder of 2022). See NOTE 10, "DEBT," to the Condensed Consolidated Financial Statements for additional information.
Pensions
Our global pension plans, including our unfunded and non-qualified plans, were 121 percent funded at December 31, 2021. Our U.S. defined benefit plan, which represented approximately 52 percent of the worldwide pension obligation, was 138 percent funded, and our U.K. defined benefit plan was 127 percent funded at December 31, 2021. The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans. In the first six months of 2022, the investment loss on our U.S. pension trust was 5.0 percent while our U.K. pension trust loss was 17.8 percent. Approximately 64 percent of our pension plan assets are held in highly liquid investments such as fixed income and equity securities. The remaining 36 percent of our plan assets are held in less liquid, but market valued investments, including real estate, private equity, venture capital, opportunistic credit and insurance contracts. We anticipate making additional defined benefit pension contributions during the remainder of 2022 of $10 million for our U.S. and U.K. qualified and non-qualified pension plans. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2022 annual net periodic pension cost to approximate $31 million.
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

Subsequent Events
On July 13, 2022, we entered into a loan agreement under which we may obtain delayed-draw loans in an amount up to $2.0 billion in the aggregate prior to October 13, 2022. We drew down the entire $2.0 billion balance on August 2, 2022, to help fund the acquisition of Meritor. The initial interest rate, based on the Secured Overnight Financing Rate for the one-month interest period plus the relevant spread, is 3.11 percent. The loan will mature on August 2, 2025. Borrowings under the agreement will not be secured by liens on any of our assets or assets of our subsidiaries. The agreement contains customary events of default and financial and other covenants, including maintaining a net debt to capital ratio of no more than 0.65 to 1.0.
On August 3, 2022, we completed the acquisition of Meritor with a purchase price of $3.0 billion (including convertible debt). We borrowed an additional $1.3 billion under our commercial paper program to complete the acquisition. The acquisition reduced our borrowing capacity under the revolving credit facilities to $1.43 billion at the time of filing. See NOTE 14, "ACQUISITIONS," to our Condensed Consolidated Financial Statements for additional information.
Management's Assessment of Liquidity
Our financial condition and liquidity remain strong. Our solid balance sheet and credit ratings enable us to have ready access to credit and the capital markets. We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities. We believe our existing cash and marketable securities, operating cash flow and revolving credit facilities provide us with the financial flexibility needed to fund acquisitions, common stock repurchases, dividend payments, targeted capital expenditures, projected pension obligations, working capital and debt service obligations through 2022 and beyond. We continue to generate significant cash from operations and maintain access to our revolving credit facilities and commercial paper programs as noted above.

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
A discussion of our critical accounting estimates may be found in the “Management’s Discussion and Analysis” section of our 2021 Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.” Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first six months of 2022.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II.  OTHER INFORMATION
ITEM 1.  Legal Proceedings
The matters described under "Legal Proceedings" in NOTE 12, "COMMITMENTS AND CONTINGENCIES," to the Condensed Consolidated Financial Statements are incorporated herein by reference.

ITEM 1A.  Risk Factors
In addition to other information set forth in this report and the risk factors noted below, you should consider other risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition or future results. Other than noted below, there have been no material changes to our risks described in our 2021 Annual Report on Form 10-K or the "CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION" in this Quarterly report. Additional risks and uncertainties not currently known to us or that we currently judge to be immaterial also may materially adversely affect our business, financial condition or operating results.
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
Given the nature of our business and our global operations, political, economic, and other conditions in foreign countries and regions, including geopolitical risks such as the current conflict between Russia and Ukraine, may adversely affect our results of operations, financial condition and cash flows. We have suspended our commercial operations in Russia indefinitely, which resulted in a $158 million charge in the first quarter of 2022. In the second quarter, we recovered certain inventory and other expense amounts reserved in the first quarter and incurred some small additional charges resulting in a net recovery of $47 million. We may incur additional charges as conditions continue to evolve including with respect to our planned extrication from our relationship with KAMAZ Publicly Traded Company and its subsidiaries, including the unconsolidated joint venture. In addition, we have experienced, and expect to continue to experience, an inability to collect customer receivables and may be the subject of litigation in connection with our suspension of commercial operations in Russia. The broader consequences of this conflict, which may include further sanctions, embargoes, regional instability, and geopolitical shifts; potential retaliatory action by the Russian government against companies, including possible nationalization of foreign businesses in Russia; increased tensions between the United States and countries in which we operate; and the extent of the conflict’s effect on our business and results of operations as well as the global economy, cannot be predicted. To the extent the current conflict between Russia and Ukraine adversely affects our business, it may also have the effect of heightening many other risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation, particularly with regard to raw material, transportation and labor price fluctuations; disruptions to our information technology environment, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; disruptions in global supply chains; and our exposure to foreign currency exchange rate changes.
Failure to successfully integrate the acquisition of Meritor, Inc. (Meritor) could have a material adverse impact on our results of operations, financial condition and cash flows.
The acquisition of Meritor will involve the integration of Meritor’s operations with our existing operations, and there are uncertainties inherent in such an integration. We will be required to devote significant management attention and resources to integrating Meritor’s operations. A delay in the integration of Meritor could cause us to fail to realize some or all of the anticipated benefits within a reasonable period of time or at all, which could result in additional transaction costs or in other negative effects.
We may fail to fully realize all of the anticipated benefits, including enhanced revenue, earnings, and cash flow from our acquisition of Meritor.
Our ability to fully realize all of the anticipated benefits, including enhanced revenue, earnings, and cash flow, from our acquisition of Meritor will depend, in substantial part, on our ability to successfully integrate the products into our segments, launch the Meritor products around the world and achieve our projected market penetration. While we believe we will ultimately achieve these objectives, it is possible that we will be unable to achieve all of these objectives within our anticipated time frame or in the anticipated amounts. If we are not able to successfully complete the integration of the Meritor business or implement our Meritor strategy, we may not fully realize the anticipated benefits, including enhanced revenue, earnings, and cash flows, from this acquisition or such anticipated benefits may take longer to realize than expected.
ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following information is provided pursuant to Item 703 of Regulation S-K:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
April 1 - April 30	—	$—	—	$2,281
May 1 - May 31	—	—	—	2,281
June 1 - June 30	184,243	194.00	184,243	2,245
Total	184,243	194.00	184,243

(1) Shares purchased represent shares under the Board authorized share repurchase program.
(2) Shares repurchased under our Key Employee Stock Investment Plan only occur in the event of a participant default, which cannot be predicted, and were excluded from this column.
In December 2021, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the 2019 repurchase plan. In December 2019, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the 2018 repurchase plan. During the three months ended June 30, 2022, we repurchased $36 million of common stock under the 2019 authorization. The dollar value remaining available for future purchases under the 2019 program at June 30, 2022, was $245 million.
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
10.1
Loan Agreement, dated as of July 13, 2022, by and among Cummins Inc., the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as Administrative Agent.(incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Cummins Inc. with the Securities and Exchange Commission on July 19, 2022 (File No. 001-04949)).

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
* Filed with this quarterly report on Form 10-Q are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Net Income for the three and six months ended June 30, 2022 and July 4, 2021, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and July 4, 2021, (iii) the Condensed Consolidated Balance Sheets at June 30, 2022 and December 31, 2021, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and July 4, 2021, (v) the Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2022 and July 4, 2021 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cummins Inc.
Date:	August 3, 2022

	By:	/s/ MARK A. SMITH	By:	/s/ LUTHER E. PETERS
		Mark A. Smith		Luther E. Peters
		Vice President and Chief Financial Officer		Vice President-Controller
		(Principal Financial Officer)		(Principal Accounting Officer)