Form 10-Q
period 2022-09-30
CUMMINS INC
filed 2022-11-04
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

As of September 30, 2022, there were 141,022,462 shares of common stock outstanding with a par value of $2.50 per share.

CUMMINS INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

		Page
	PART I. FINANCIAL INFORMATION
ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Statements of Net Income for the three and nine months ended September 30, 2022 and October 3, 2021	3
	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and October 3, 2021	4
	Condensed Consolidated Balance Sheets at September 30, 2022 and December 31, 2021	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and October 3, 2021	6
	Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interests and Equity for the three and nine months ended September 30, 2022 and October 3, 2021	7
	Notes to Condensed Consolidated Financial Statements	9
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	58
ITEM 4.	Controls and Procedures	58
	PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	60
ITEM 1A.	Risk Factors	60
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61
ITEM 3.	Defaults Upon Senior Securities	62
ITEM 4.	Mine Safety Disclosures	62
ITEM 5.	Other Information	62
ITEM 6.	Exhibits	62
	Signatures	64

PART I.  FINANCIAL INFORMATION
ITEM 1.  Condensed Consolidated Financial Statements

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(Unaudited)

	Three months ended		Nine months ended
In millions, except per share amounts	September 30, 2022	October 3, 2021	September 30, 2022	October 3, 2021
NET SALES (a) (Note 2)	$7,333	$5,968	$20,304	$18,171
Cost of sales (Note 3)	5,691	4,554	15,404	13,793
GROSS MARGIN	1,642	1,414	4,900	4,378
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	708	571	1,945	1,745
Research, development and engineering expenses	348	266	945	802
Equity, royalty and interest income from investees (Notes 3 and 5)	70	94	261	397
Other operating expense, net (Note 3)	30	5	144	17
OPERATING INCOME	626	666	2,127	2,211
Interest expense	61	28	112	85
Other income, net	43	37	26	111
INCOME BEFORE INCOME TAXES	608	675	2,041	2,237
Income tax expense (Note 6)	199	134	502	473
CONSOLIDATED NET INCOME	409	541	1,539	1,764
Less: Net income attributable to noncontrolling interests	9	7	19	27
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$400	$534	$1,520	$1,737

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
Basic	$2.83	$3.72	$10.74	$11.96
Diluted	$2.82	$3.69	$10.68	$11.86

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	141.1	143.5	141.5	145.2
Dilutive effect of stock compensation awards	0.9	1.2	0.8	1.3
Diluted	142.0	144.7	142.3	146.5

(a) Includes sales to nonconsolidated equity investees of $295 million and $920 million for the three and nine months ended September 30, 2022, compared with $385 million and $1,286 million for the comparable periods in 2021.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Nine months ended
In millions	September 30, 2022	October 3, 2021	September 30, 2022	October 3, 2021
CONSOLIDATED NET INCOME	$409	$541	$1,539	$1,764
Other comprehensive income (loss), net of tax (Note 15)
Change in pension and other postretirement defined benefit plans	6	17	28	63
Foreign currency translation adjustments	(379)	—	(620)	(34)
Unrealized gain on derivatives	41	3	112	37
Total other comprehensive (loss) income, net of tax	(332)	20	(480)	66
COMPREHENSIVE INCOME	77	561	1,059	1,830
Less: Comprehensive (loss) income attributable to noncontrolling interests	(6)	9	(19)	22
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUMMINS INC.	$83	$552	$1,078	$1,808

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except par value	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$2,499	$2,592
Marketable securities (Note 7)	466	595
Total cash, cash equivalents and marketable securities	2,965	3,187
Accounts and notes receivable, net
Trade and other	4,450	3,565
Nonconsolidated equity investees	349	425
Inventories (Note 8)	5,543	4,355
Prepaid expenses and other current assets	1,091	777
Total current assets	14,398	12,309
Long-term assets
Property, plant and equipment	10,231	9,358
Accumulated depreciation	(5,030)	(4,936)
Property, plant and equipment, net	5,201	4,422
Investments and advances related to equity method investees	1,826	1,538
Goodwill (Note 9)	2,229	1,287
Other intangible assets, net (Note 9)	2,602	900
Pension assets (Note 4)	1,536	1,488
Other assets (Note 10)	1,977	1,766
Total assets	$29,769	$23,710

LIABILITIES
Current liabilities
Accounts payable (principally trade)	$4,000	$3,021
Loans payable (Note 11)	217	208
Commercial paper (Note 11)	2,393	313
Accrued compensation, benefits and retirement costs	575	683
Current portion of accrued product warranty (Note 12)	801	755
Current portion of deferred revenue (Note 2)	921	855
Other accrued expenses (Note 10)	1,568	1,190
Current maturities of long-term debt (Note 11)	55	59
Total current liabilities	10,530	7,084
Long-term liabilities
Long-term debt (Note 11)	5,450	3,579
Pensions and other postretirement benefits (Note 4)	678	604
Accrued product warranty (Note 12)	742	684
Deferred revenue (Note 2)	867	850
Other liabilities (Note 10)	1,892	1,508
Total liabilities	$20,159	$14,309

Commitments and contingencies (Note 13)
Redeemable noncontrolling interests (Notes 1 and 14)	$252	$366

EQUITY
Cummins Inc. shareholders’ equity
Common stock, $2.50 par value, 500 shares authorized, 222.5 and 222.5 shares issued	$2,214	$2,099
Retained earnings	17,628	16,741
Treasury stock, at cost, 81.5 and 80.0 shares	(9,449)	(9,123)
Accumulated other comprehensive loss (Note 15)	(2,013)	(1,571)
Total Cummins Inc. shareholders’ equity	8,380	8,146
Noncontrolling interests	978	889
Total equity	$9,358	$9,035
Total liabilities, redeemable noncontrolling interests and equity	$29,769	$23,710
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
In millions	September 30, 2022	October 3, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$1,539	$1,764
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	544	497
Deferred income taxes	(194)	44
Equity in income of investees, net of dividends	(30)	(150)
Pension and OPEB expense (Note 4)	23	62
Pension contributions and OPEB payments (Note 4)	(71)	(86)
Share-based compensation expense	24	25
Russian suspension costs, net of recoveries (Note 3)	112	—
Asset impairments and other charges	36	—
Loss on corporate owned life insurance	114	11
Foreign currency remeasurement and transaction exposure	(136)	27
Changes in current assets and liabilities, net of acquisitions
Accounts and notes receivable	(333)	(353)
Inventories	(597)	(919)
Other current assets	(18)	(45)
Accounts payable	353	416
Accrued expenses	(124)	435
Changes in other liabilities	(41)	(59)
Other, net	(56)	(145)
Net cash provided by operating activities	1,145	1,524

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(453)	(362)
Investments in internal use software	(44)	(36)
Proceeds from sale of land	—	20
Investments in and net advances from (to) equity investees	(50)	3
Acquisitions of businesses, net of cash acquired (Note 16)	(3,008)	—
Investments in marketable securities—acquisitions	(738)	(569)
Investments in marketable securities—liquidations (Note 7)	819	602
Cash flows from derivatives not designated as hedges	(29)	19
Other, net	7	45
Net cash used in investing activities	(3,496)	(278)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings (Notes 11 and 16)	2,076	35
Net borrowings (payments) of commercial paper	2,080	(123)
Payments on borrowings and finance lease obligations	(1,070)	(57)
Net borrowings (payments) under short-term credit agreements	21	(93)
Distributions to noncontrolling interests	(38)	(28)
Dividend payments on common stock	(633)	(601)
Repurchases of common stock	(370)	(1,228)
Proceeds from issuing common stock	36	27
Other, net	9	(11)
Net cash provided by (used in) financing activities	2,111	(2,079)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	147	20
Net decrease in cash and cash equivalents	(93)	(813)
Cash and cash equivalents at beginning of year	2,592	3,401
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,499	$2,588
 The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
(Unaudited)

	Three months ended
In millions, except per share amounts	Redeemable Noncontrolling Interests	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT JUNE 30, 2022	$226	$556	$1,668	$17,450	$(9,439)	$(1,696)	$8,539	$890	$9,429
Net income	(7)			400			400	16	416
Other comprehensive loss, net of tax (Note 15)						(317)	(317)	(15)	(332)
Issuance of common stock			7				7	—	7
Repurchases of common stock					(23)		(23)	—	(23)
Cash dividends on common stock, $1.57 per share				(222)			(222)	—	(222)
Distributions to noncontrolling interests							—	(24)	(24)
Share-based awards			4		13		17	—	17
Acquisition of business							—	111	111
Fair value adjustment of redeemable noncontrolling interests	33		(33)				(33)	—	(33)
Other shareholder transactions			12				12	—	12
BALANCE AT SEPTEMBER 30, 2022	$252	$556	$1,658	$17,628	$(9,449)	$(2,013)	$8,380	$978	$9,358

BALANCE AT JULY 4, 2021	$346	$556	$1,548	$16,228	$(8,838)	$(1,929)	$7,565	$882	$8,447
Net income	(3)			534			534	10	544
Other comprehensive income, net of tax (Note 15)						18	18	2	20
Repurchases of common stock					(138)		(138)	—	(138)
Cash dividends on common stock, $1.45 per share				(207)			(207)	—	(207)
Distributions to noncontrolling interests							—	(15)	(15)
Share-based awards					1		1	—	1
Fair value adjustment of redeemable noncontrolling interests	(42)		42				42	—	42
Other shareholder transactions			7		1		8	—	8
BALANCE AT OCTOBER 3, 2021	$301	$556	$1,597	$16,555	$(8,974)	$(1,911)	$7,823	$879	$8,702
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
(Unaudited)

	Nine months ended
In millions, except per share amounts	Redeemable Noncontrolling Interests	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2021	$366	$556	$1,543	$16,741	$(9,123)	$(1,571)	$8,146	$889	$9,035
Net income	(18)			1,520			1,520	37	1,557
Other comprehensive loss, net of tax (Note 15)						(442)	(442)	(38)	(480)
Issuance of common stock			8				8	—	8
Repurchases of common stock					(370)		(370)	—	(370)
Cash dividends on common stock, $4.47 per share				(633)			(633)	—	(633)
Distributions to noncontrolling interests							—	(38)	(38)
Share-based awards			(3)		39		36	—	36
Acquisition of business							—	111	111
Fair value adjustment of redeemable noncontrolling interests	(96)		96				96	—	96
Other shareholder transactions			14		5		19	17	36
BALANCE AT SEPTEMBER 30, 2022	$252	$556	$1,658	$17,628	$(9,449)	$(2,013)	$8,380	$978	$9,358

BALANCE AT DECEMBER 31, 2020	$282	$556	$1,617	$15,419	$(7,779)	$(1,982)	$7,831	$876	$8,707
Net income	(9)			1,737			1,737	36	1,773
Other comprehensive income (loss), net of tax (Note 15)						71	71	(5)	66
Issuance of common stock			1				1	—	1
Repurchases of common stock					(1,228)		(1,228)	—	(1,228)
Cash dividends on common stock, $4.15 per share				(601)			(601)	—	(601)
Distributions to noncontrolling interests							—	(28)	(28)
Share-based awards			(4)		31		27	—	27
Fair value adjustment of redeemable noncontrolling interests	28		(28)				(28)	—	(28)
Other shareholder transactions			11		2		13	—	13
BALANCE AT OCTOBER 3, 2021	$301	$556	$1,597	$16,555	$(8,974)	$(1,911)	$7,823	$879	$8,702

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Overview
Cummins Inc. (“Cummins,” “we,” “our” or “us”) was founded in 1919 as Cummins Engine Company, a corporation in Columbus, Indiana, and one of the first diesel engine manufacturers. In 2001, we changed our name to Cummins Inc. We are a global power leader that designs, manufactures, distributes and services diesel, natural gas, electric and hybrid powertrains and powertrain-related components including filtration, aftertreatment, turbochargers, fuel systems, controls systems, air handling systems, automated transmissions, axles, drivelines, brakes, suspension systems, electric power generation systems, batteries, electrified power systems, electric powertrains, hydrogen production and fuel cell products. We sell our products to original equipment manufacturers (OEMs), distributors, dealers and other customers worldwide. We serve our customers through a service network of approximately 500 wholly-owned, joint venture and independent distributor locations and more than 10,000 Cummins certified dealer locations in approximately 190 countries and territories.
Meritor Acquisition
On August 3, 2022, we completed the acquisition of Meritor, Inc. (Meritor) with a purchase price of $2.9 billion (including debt repaid concurrent with the acquisition). Our consolidated results and segment results include Meritor's activity since the date of acquisition. The results are included in our Components segment in the axles and brakes business while the electric powertrain portion is included in our New Power segment. See NOTE 16, "ACQUISITIONS," for additional information.
Reporting Period
Beginning in 2022, we transitioned to a Gregorian calendar with our reporting period ending on the last day of the quarterly calendar period. In 2021 and prior, our reporting period ended on the Sunday closest to the last day of the quarterly calendar period. The third quarters of 2022 and 2021 ended on September 30 and October 3, respectively. Our fiscal year ends on December 31, regardless of the day of the week on which December 31 falls.
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

Revisions
During the third quarter of 2022, we determined that a put right held by a minority shareholder in one of our subsidiaries, which became exercisable in September 2022, was incorrectly classified as noncontrolling interests (NCI) as opposed to mezzanine equity in our Condensed Consolidated Balance Sheets. Because the put right was exercisable at fair value (as defined in the governing documents of the subsidiary), the NCI should have also been reflected at fair value at each balance sheet date with an offset to additional paid-in-capital (APIC). As a result, we have revised our historical financial statements to reflect the NCI at its estimated fair value as redeemable noncontrolling interests in our Condensed Consolidated Balance Sheets with a corresponding offset in NCI and APIC. This error did not impact our Condensed Consolidated Statements of Net Income, Condensed Consolidated Statements of Comprehensive Income or Condensed Consolidated Statements of Cash Flows for any period. The amount reclassified from NCI and APIC was as follows:

In millions	Noncontrolling Interests	Additional Paid-in Capital	Total Correction to Mezzanine Equity
December 31, 2019	$58	$—	$58
December 31, 2020	51	231	282
April 4, 2021	48	297	345
July 4, 2021	45	301	346
October 3, 2021	42	259	301
December 31, 2021	38	328	366
March 31, 2022	34	358	392
June 30, 2022	27	199	226
See NOTE 14, "REDEEMABLE NONCONTROLLING INTERESTS," for further information regarding the put right. We have concluded the correction of this error does not have a material impact to our previously issued annual and interim consolidated financial statements.
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
Weighted-Average Diluted Shares Outstanding
The weighted-average diluted common shares outstanding exclude the anti-dilutive effect of certain stock options. The options excluded from diluted earnings per share were as follows:

	Three months ended		Nine months ended
	September 30, 2022	October 3, 2021	September 30, 2022	October 3, 2021
Options excluded	22,307	7,813	25,290	4,577
NOTE 2. REVENUE FROM CONTRACTS WITH CUSTOMERS
Long-term Contracts
The majority of our contracts are for a period of less than one year. We have certain long-term maintenance agreements, construction contracts and extended warranty coverage arrangements that span a period in excess of one year. The aggregate amount of the transaction price for long-term maintenance agreements and construction contracts allocated to performance obligations that were not satisfied as of September 30, 2022, was $695 million. We expect to recognize the related revenue of $125 million over the next 12 months and $570 million over periods up to 10 years. See NOTE 12, "PRODUCT WARRANTY LIABILITY," for additional disclosures on extended warranty coverage arrangements. Our other contracts generally are for a duration of less than one year, include payment terms that correspond to the timing of costs incurred when providing goods and services to our customers or represent sales-based royalties.

Deferred and Unbilled Revenue
The following is a summary of our unbilled and deferred revenue and related activity:

In millions	September 30, 2022	December 31, 2021
Unbilled revenue	$244	$100
Deferred revenue, primarily extended warranty	1,788	1,705

We recognized revenue of $123 million and $539 million for the three and nine months ended September 30, 2022, compared with $130 million and $432 million for the comparable periods in 2021, that was included in the deferred revenue balance at the beginning of each year. We did not record any impairment losses on our unbilled revenues during the three and nine months ended September 30, 2022 or October 3, 2021.
Disaggregation of Revenue
Consolidated Revenue
The table below presents our consolidated sales by geographic area. Net sales attributed to geographic areas were based on the location of the customer.

	Three months ended		Nine months ended
In millions	September 30, 2022	October 3, 2021	September 30, 2022	October 3, 2021
United States	$4,116	$3,177	$11,361	$9,500
China	601	679	1,774	2,468
India	358	294	978	841
Other international	2,258	1,818	6,191	5,362
Total net sales	$7,333	$5,968	$20,304	$18,171
Segment Revenue
Engine segment external sales by market were as follows:

	Three months ended		Nine months ended
In millions	September 30, 2022	October 3, 2021	September 30, 2022	October 3, 2021
Heavy-duty truck	$751	$662	$2,232	$1,941
Medium-duty truck and bus	583	501	1,794	1,461
Light-duty automotive	465	492	1,377	1,432
Total on-highway	1,799	1,655	5,403	4,834
Off-highway	264	306	801	942
Total sales	$2,063	$1,961	$6,204	$5,776

Distribution segment external sales by region were as follows:

	Three months ended		Nine months ended
In millions	September 30, 2022	October 3, 2021	September 30, 2022	October 3, 2021
North America	$1,512	$1,237	$4,374	$3,631
Asia Pacific	258	236	744	675
Europe	174	143	494	467
China	89	80	270	239
Africa and Middle East	73	74	174	197
Latin America	58	48	155	136
India	55	48	155	138
Russia(1)	13	86	224	209
Total sales	$2,232	$1,952	$6,590	$5,692

(1) The Distribution segment is organized and managed by geographic regions. The Russia region contains sales to several countries in the geographic area.

Distribution segment external sales by product line were as follows:

	Three months ended		Nine months ended
In millions	September 30, 2022	October 3, 2021	September 30, 2022	October 3, 2021
Parts	$942	$796	$2,855	$2,313
Engines	449	376	1,315	1,058
Power generation	428	437	1,266	1,305
Service	413	343	1,154	1,016
Total sales	$2,232	$1,952	$6,590	$5,692

Components segment external sales by business were as follows:

	Three months ended		Nine months ended
In millions	September 30, 2022	October 3, 2021	September 30, 2022	October 3, 2021
Emission solutions	$748	$699	$2,323	$2,466
Axles and brakes	732	—	732	—
Filtration	322	288	949	892
Turbo technologies	205	177	597	609
Automated transmissions	159	112	436	374
Electronics and fuel systems	54	71	177	286
Total sales	$2,220	$1,347	$5,214	$4,627

Power Systems segment external sales by product line were as follows:

	Three months ended		Nine months ended
In millions	September 30, 2022	October 3, 2021	September 30, 2022	October 3, 2021
Power generation	$425	$395	$1,232	$1,127
Industrial	226	209	627	621
Generator technologies	122	84	331	251
Total sales	$773	$688	$2,190	$1,999

NOTE 3. RUSSIAN OPERATIONS
On March 17, 2022, the Board of Directors (the Board) decided to indefinitely suspend our operations in Russia due to the ongoing conflict in Ukraine. At the time of suspension, our Russian operations included a wholly-owned distributor in Russia, an unconsolidated joint venture (the Unconsolidated JV) with KAMAZ Publicly Traded Company (KAMAZ), a Russian truck manufacturer, and direct sales into Russia from our other business segments. As a result of the suspension of operations, we evaluated the recoverability of assets in Russia and assessed other potential liabilities. We experienced and expect to continue to experience an inability to collect customer receivables and may be the subject of litigation as a consequence of our suspension of commercial operations in Russia. We recorded a charge of $158 million in the first quarter related to these actions. In the second quarter, we recovered certain inventory and other expense amounts reserved in the first quarter and incurred some small additional charges resulting in a net recovery of $47 million. In the third quarter, we incurred $4 million of additional contract termination charges, and we recovered certain bad debt expenses and inventory amounts reserved in the first quarter for a net charge of $1 million. As of September 30, 2022, we had approximately $13 million of inventory and $15 million of receivables in Russia, all of which are fully reserved. In addition, we have cash balances of $71 million, some of which will be used to fund ongoing employee, tax and contract settlement obligations. The following summarizes the costs (recoveries) associated with the suspension of our Russian operations in our Condensed Consolidated Statements of Net Income:

	Three months ended	Nine months ended
In millions	September 30, 2022	September 30, 2022	Statement of Net Income Location
Inventory write-downs	$(2)	$17	Cost of sales
Accounts receivable reserves	(1)	42	Other operating expense, net
Impairment and other joint venture costs	—	31	Equity, royalty and interest income from investees
Other	4	22	Other operating expense, net
Total	$1	$112

We will continue to evaluate the situation as conditions evolve and may take additional actions as deemed necessary in future periods.
NOTE 4. PENSIONS AND OTHER POSTRETIREMENT BENEFITS
We sponsor funded and unfunded domestic and foreign defined benefit pension and other postretirement benefit (OPEB) plans. Prior to the acquisition, Meritor provided a range of benefits to its employees and retirees, including pension benefits and postretirement healthcare benefits. As part of the acquisition, we assumed the assets and liabilities associated with these plans. Accordingly, on August 3, 2022, we recorded assets of $147 million and liabilities of $105 million on our Condensed Consolidated Balance Sheets related to Meritor's postretirement benefit plans.
Contributions to these plans were as follows:

	Three months ended		Nine months ended
In millions	September 30, 2022	October 3, 2021	September 30, 2022	October 3, 2021
Defined benefit pension contributions	$7	$13	$46	$67
OPEB payments, net	9	5	25	19
Defined contribution pension plans	26	20	82	72

We anticipate making additional defined benefit pension contributions during the remainder of 2022 of $7 million for our U.S. and U.K. qualified and non-qualified pension plans. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2022 annual net periodic pension cost to approximate $20 million.

The components of net periodic pension and OPEB costs under our plans were as follows:

	Pension
	U.S. Plans		U.K. Plans		OPEB
	Three months ended
In millions	September 30, 2022	October 3, 2021	September 30, 2022	October 3, 2021	September 30, 2022	October 3, 2021
Service cost	$35	$35	$7	$8	$—	$—
Interest cost	27	20	10	8	2	1
Expected return on plan assets	(60)	(49)	(22)	(22)	—	—
Amortization of prior service cost	1	—	—	1	—	—
Recognized net actuarial loss	5	11	1	8	—	—
Net periodic benefit cost (credit)	$8	$17	$(4)	$3	$2	$1

	Pension
	U.S. Plans		U.K. Plans		OPEB
	Nine months ended
In millions	September 30, 2022	October 3, 2021	September 30, 2022	October 3, 2021	September 30, 2022	October 3, 2021
Service cost	$103	$105	$23	$25	$—	$—
Interest cost	71	59	28	23	4	3
Expected return on plan assets	(164)	(149)	(62)	(65)	—	—
Amortization of prior service cost	1	—	—	2	—	—
Recognized net actuarial loss	17	35	2	24	—	—
Net periodic benefit cost (credit)	$28	$50	$(9)	$9	$4	$3

NOTE 5. EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES
Equity, royalty and interest income from investees included in our Condensed Consolidated Statements of Net Income for the reporting periods was as follows:

	Three months ended		Nine months ended
In millions	September 30, 2022	October 3, 2021	September 30, 2022		October 3, 2021
Manufacturing entities
Dongfeng Cummins Engine Company, Ltd.	$8	$11	$35		$63
Chongqing Cummins Engine Company, Ltd.	7	8	23		28
Beijing Foton Cummins Engine Co., Ltd.	6	23	34		108
Tata Cummins, Ltd.	5	6	19		13
All other manufacturers	11	21	14	(1)	104
Distribution entities
Komatsu Cummins Chile, Ltda.	13	8	32		23
All other distributors	3	2	8		6
Cummins share of net income	53	79	165		345
Royalty and interest income	17	15	96		52
Equity, royalty and interest income from investees	$70	$94	$261		$397

(1) Includes a $28 million impairment of our joint venture with KAMAZ and $3 million of royalty charges as part of our costs associated with the suspension of our Russian operations. In addition, on February 7, 2022, we purchased Westport Fuel System Inc.'s stake in Cummins Westport Joint Venture. See NOTE 3, "RUSSIAN OPERATIONS," and NOTE 16, "ACQUISITIONS," to our Condensed Consolidated Financial Statements for additional information.

NOTE 6. INCOME TAXES
Our effective tax rates for the three and nine months ended September 30, 2022, were 32.7 percent and 24.6 percent, respectively. Our effective tax rates for the three and nine months ended October 3, 2021, were 19.9 percent and 21.1 percent, respectively.
The three months ended September 30, 2022, contained unfavorable discrete tax items of $57 million, primarily due to $51 million of unfavorable tax costs associated with internal restructuring ahead of the planned separation of our filtration business and $10 million of unfavorable return to provision adjustments, partially offset by $4 million of net favorable other discrete tax items.
The nine months ended September 30, 2022, contained unfavorable net discrete tax items of $52 million, primarily due to $69 million of unfavorable tax costs associated with internal restructuring ahead of the planned separation of our filtration business and $10 million of unfavorable return to provision adjustments, partially offset by $27 million of favorable changes in tax reserves.
The three months ended October 3, 2021, contained favorable discrete items of $11 million, primarily due to a $16 million favorable release of tax reserves associated with the settlement of tax positions, partially offset by $5 million of unfavorable return to provision adjustments.
The nine months ended October 3, 2021, contained favorable discrete items of $8 million, primarily due to an $18 million favorable release of tax reserves associated with the settlement of tax positions, partially offset by $10 million of unfavorable statutory changes in tax rates (mostly in the U.K.).
NOTE 7. MARKETABLE SECURITIES
A summary of marketable securities, all of which were classified as current, was as follows:

	September 30, 2022			December 31, 2021
In millions	Cost	Gross unrealized gains/(losses)(1)	Estimated fair value	Cost	Gross unrealized gains/(losses)(1)	Estimated fair value
Equity securities
Certificates of deposit	$229	$—	$229	$299	$—	$299
Debt mutual funds	215	(7)	208	254	2	256
Equity mutual funds	28	1	29	29	10	39
Debt securities	—	—	—	1	—	1
Total marketable securities	$472	$(6)	$466	$583	$12	$595

(1) Unrealized gains and losses for debt securities are recorded in other comprehensive income while unrealized gains and losses for equity securities are recorded in other income, net in our Condensed Consolidated Statements of Net Income.

All debt securities are classified as available-for-sale. All marketable securities presented use a Level 2 fair value measure. The fair value of Level 2 securities is estimated using actively quoted prices for similar instruments from brokers and observable inputs where available, including market transactions and third-party pricing services, or net asset values provided to investors. We do not currently have any Level 3 securities, and there were no transfers between Level 2 or 3 during the nine months ended September 30, 2022, or the year ended December 31, 2021.

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
The proceeds from sales and maturities of marketable securities were as follows:

	Nine months ended
In millions	September 30, 2022	October 3, 2021
Proceeds from sales of marketable securities	$576	$428
Proceeds from maturities of marketable securities	243	174
Investments in marketable securities - liquidations	$819	$602
NOTE 8. INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Inventories included the following:

In millions	September 30, 2022	December 31, 2021
Finished products	$2,914	$2,538
Work-in-process and raw materials	2,860	2,009
Inventories at FIFO cost	5,774	4,547
Excess of FIFO over LIFO	(231)	(192)
Total inventories	$5,543	$4,355
NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the changes in the carrying amount of goodwill for the nine months ended September 30, 2022:

In millions	Components	New Power	Distribution	Power Systems	Engine	Total
Balance at December 31, 2021	$934	$257	$79	$11	$6	$1,287
Acquisitions(1)	799	159	—	—	—	958
Translation and other	(15)	—	—	(1)	—	(16)
Balance at September 30, 2022	$1,718	$416	$79	$10	$6	$2,229

(1)See NOTE 16, "ACQUISITIONS," for additional information on acquisition goodwill.

Intangible assets that have finite useful lives are amortized over their estimated useful lives. The following table summarizes our other intangible assets with finite useful lives that are subject to amortization:

In millions	September 30, 2022	December 31, 2021
Software	$652	$586
Less: Accumulated amortization	(378)	(314)
Software, net	274	272

Trademarks, patents, customer relationships and other(1)	2,711	957
Less: Accumulated amortization	(383)	(329)
Trademarks, patents, customer relationships and other, net	2,328	628
Total other intangible assets, net	$2,602	$900

(1)See NOTE 16, "ACQUISITIONS," for additional information on acquired intangible assets.

NOTE 10. SUPPLEMENTAL BALANCE SHEET DATA
Other assets included the following:

In millions	September 30, 2022	December 31, 2021
Deferred income taxes	$472	$428
Operating lease assets	471	444
Corporate owned life insurance	378	492
Other	656	402
Other assets	$1,977	$1,766

Other accrued expenses included the following:

In millions	September 30, 2022	December 31, 2021
Marketing accruals	$307	$303
Income taxes payable	231	107
Other taxes payable	210	234
Current portion of operating lease liabilities	126	128
Other	694	418
Other accrued expenses	$1,568	$1,190
Other liabilities included the following:

In millions	September 30, 2022	December 31, 2021
Deferred income taxes	$570	$403
Operating lease liabilities	347	326
Accrued compensation	201	177
Long-term income taxes	192	263
Mark-to-market valuation on interest rate derivatives	161	19
Other long-term liabilities	421	320
Other liabilities	$1,892	$1,508
NOTE 11. DEBT
Loans Payable and Commercial Paper
Loans payable, commercial paper and the related weighted-average interest rates were as follows:

In millions	September 30, 2022		December 31, 2021
Loans payable (1)	$217		$208
Commercial paper	2,393	(2)(3)	313	(4)

(1) Loans payable consist primarily of notes payable to various domestic and international financial institutions. It is not practicable to aggregate these notes and calculate a quarterly weighted-average interest rate.

(2) The weighted-average interest rate, inclusive of all brokerage fees, was 2.82 percent at September 30, 2022. This included $97 million of borrowings under the Europe program at a weighted-average interest rate of 0.87 percent and $2,296 million of borrowings under the U.S. program at a weighted-average interest rate of 2.91 percent.

(3) Additional commercial paper borrowings were primarily used for the Meritor acquisition. See NOTE 16, "ACQUISITIONS," for additional information.
(4) The weighted-average interest rate, inclusive of all brokerage fees, was negative 0.01 percent at December 31, 2021. This included $113 million of borrowings under the Europe program that were at a negative weighted-average interest rate of 0.39 percent and $200 million of borrowings under the U.S. program at a weighted-average interest rate of 0.21 percent.

We can issue up to $4.0 billion of unsecured, short-term promissory notes (commercial paper) pursuant to the Board authorized commercial paper programs. These programs facilitate the private placement of unsecured short-term debt through third-party brokers. We use the net proceeds from the commercial paper borrowings for acquisitions and general corporate purposes.
Revolving Credit Facilities
On August 17, 2022, we entered into an amended and restated 364-day credit agreement, which allows us to borrow up to $1.5 billion of unsecured funds at any time prior to August 16, 2023. This credit agreement amended and restated the prior $1.5 billion 364-day credit facility that matured on August 17, 2022.
On August 17, 2022, we also entered into an incremental 364-day credit agreement, which allows us to borrow up to $500 million of unsecured funds at any time prior to August 16, 2023.
We have access to committed credit facilities totaling $4.0 billion, including the $1.5 billion 364-day facility that expires August 16, 2023, $500 million incremental 364-day facility that expires August 16, 2023, and our $2.0 billion five-year facility that expires on August 18, 2026. We intend to maintain credit facilities at the current or higher aggregate amounts by renewing or replacing these facilities at or before expiration. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. There were no outstanding borrowings under these facilities at September 30, 2022 and December 31, 2021. At September 30, 2022, the $2,393 million of outstanding commercial paper effectively reduced the $4.0 billion of revolving credit capacity to $1.6 billion.
At September 30, 2022, we also had an additional $230 million available for borrowings under our international and other domestic credit facilities.
Long-term Debt
A summary of long-term debt was as follows:

In millions	Interest Rate	September 30, 2022	December 31, 2021
Long-term debt
Senior notes, due 2023	3.65%	$500	$500
Term loan, due 2025	Variable	2,000	—
Senior notes, due 2025(1)	0.75%	500	500
Debentures, due 2027	6.75%	58	58
Debentures, due 2028	7.125%	250	250
Senior notes, due 2030(1)	1.50%	850	850
Senior notes, due 2043	4.875%	500	500
Senior notes, due 2050	2.60%	650	650
Debentures, due 2098(2)	5.65%	165	165
Other debt		121	110
Unamortized discount and deferred issuance costs		(65)	(68)
Fair value adjustments due to hedge on indebtedness		(133)	34
Finance leases		109	89
Total long-term debt		5,505	3,638
Less: Current maturities of long-term debt		55	59
Long-term debt		$5,450	$3,579

(1) In 2021, we entered into a series of interest rate swaps to effectively convert from a fixed rate to floating rate. See "Interest Rate Risk" below for additional information.
(2) The effective interest rate is 7.48 percent.

On July 13, 2022, we entered into a loan agreement under which we may obtain delayed-draw loans in an amount up to $2.0 billion in the aggregate prior to October 13, 2022. We drew down the entire $2.0 billion balance on August 2, 2022, to help fund the acquisition of Meritor. The interest rate is based on Secured Overnight Financing Rate (SOFR) for the one-month interest period plus the relevant spread. The loan will mature on August 1, 2025. The agreement contains customary events of default and financial and other covenants, including maintaining a net debt to capital ratio of no more than 0.65 to 1.0.

Principal payments required on long-term debt during the next five years are as follows:

In millions	2022	2023	2024	2025	2026
Principal payments	$13	$563	$43	$2,509	$55

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
The following table summarizes the gains and losses:

	Three months ended				Nine months ended
In millions	September 30, 2022		October 3, 2021		September 30, 2022		October 3, 2021
Type of Swap	Gain (Loss) on Swaps	Gain (Loss) on Borrowings	Gain (Loss) on Swaps	Gain (Loss) on Borrowings	Gain (Loss) on Swaps	Gain (Loss) on Borrowings	Gain (Loss) on Swaps	Gain (Loss) on Borrowings
Interest rate swaps(1)	$(47)	$45	$—	$—	$(158)	$159	$—	$—

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

We have interest rate lock agreements to reduce the variability of the cash flows of the interest payments on a total of $500 million of fixed rate debt forecast to be issued in 2023 to replace our senior notes at maturity. The following table summarizes the gains, net of tax, recognized in other comprehensive income:

In millions	Three months ended		Nine months ended
Type of Swap	September 30, 2022	October 3, 2021	September 30, 2022	October 3, 2021
Interest rate locks	$21	$—	$103	$28
Fair Value of Debt
Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair values and carrying values of total debt, including current maturities, were as follows:

In millions	September 30, 2022	December 31, 2021
Fair value of total debt (1)	$7,635	$4,461
Carrying value of total debt	8,115	4,159

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
Filtration Contingent Debt Agreement
On September 30, 2022, certain of our subsidiaries entered into a $1.0 billion credit agreement (Credit Agreement), consisting of a $400 million revolving credit facility and a $600 million term loan facility (Facilities), in anticipation of the separation of our filtration business. Borrowings under the Credit Agreement will not become available under the Credit Agreement unless and until, among other things, there is a sale to the public of shares in our subsidiary that holds the filtration business (Parent Borrower). The Credit Agreement will automatically terminate if no such public sale of shares of Parent Borrower occurs on or prior to March 30, 2023. Borrowings under the Credit Agreement would be available to Parent Borrower and one or more of its subsidiaries (Borrower). If borrowings become available under the Credit Agreement, the Facilities would mature on September 30, 2027.

Borrowings under the Credit Agreement would bear interest at varying rates, depending on the type of loan and, in some cases, the rates of designated benchmarks and the applicable Borrower’s election. Generally, U.S. dollar-denominated loans would bear interest at adjusted term SOFR (which includes a 0.10 percent credit spread adjustment to term SOFR) for the applicable interest period plus a rate ranging from 1.125 percent to 1.75 percent depending on Parent Borrower's net leverage ratio.
NOTE 12. PRODUCT WARRANTY LIABILITY
A tabular reconciliation of the product warranty liability, including the deferred revenue related to our extended warranty coverage and accrued product campaigns, was as follows:

	Nine months ended
In millions	September 30, 2022	October 3, 2021
Balance, beginning of year	$2,425	$2,307
Provision for base warranties issued	395	431
Deferred revenue on extended warranty contracts sold	215	210
Provision for product campaigns issued	132	162
Payments made during period	(476)	(409)
Amortization of deferred revenue on extended warranty contracts	(220)	(191)
Changes in estimates for pre-existing product warranties	(80)	(131)
Acquisitions(1)	144	—
Foreign currency translation and other	19	(4)
Balance, end of period	$2,554	$2,375

(1) See NOTE 16, "ACQUISITIONS," to our Condensed Consolidated Financial Statements for additional information.

We recognized supplier recoveries of $10 million and $33 million for the three and nine months ended September 30, 2022, compared with $88 million and $97 million for the comparable periods in 2021.
Warranty related deferred revenues and warranty liabilities on our Condensed Consolidated Balance Sheets were as follows:

In millions	September 30, 2022	December 31, 2021	Balance Sheet Location
Deferred revenue related to extended coverage programs
Current portion	$295	$286	Current portion of deferred revenue
Long-term portion	716	700	Deferred revenue
Total	$1,011	$986

Product warranty
Current portion	$801	$755	Current portion of accrued product warranty
Long-term portion	742	684	Accrued product warranty
Total	$1,543	$1,439

Total warranty accrual	$2,554	$2,425

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

The campaigns launched in the third quarter of 2018 are being completed in phases across the affected population. The total engine system campaign charge, excluding supplier recoveries, was $410 million. In the fourth quarter of 2020, we recorded an additional

$20 million charge related to this campaign, as a change in estimate, to bring the total campaign, excluding supplier recoveries, to $430 million. At September 30, 2022, the remaining accrual balance was $54 million.
NOTE 13. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are subject to numerous lawsuits and claims arising out of the ordinary course of our business, including actions related to product liability; personal injury; the use and performance of our products; warranty matters; product recalls; patent, trademark or other intellectual property infringement; contractual liability; the conduct of our business; tax reporting in foreign jurisdictions; distributor termination; workplace safety; environmental matters; and asbestos claims. We also have been identified as a potentially responsible party at multiple waste disposal sites under U.S. federal and related state environmental statutes and regulations and may have joint and several liability for any investigation and remediation costs incurred with respect to such sites. We have denied liability with respect to many of these lawsuits, claims and proceedings and are vigorously defending such lawsuits, claims and proceedings. We carry various forms of commercial, property and casualty, product liability and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against us with respect to these lawsuits, claims and proceedings. We do not believe that these lawsuits are material individually or in the aggregate. While we believe we have also established adequate accruals for our expected future liability with respect to pending lawsuits, claims and proceedings, where the nature and extent of any such liability can be reasonably estimated based upon then presently available information, there can be no assurance that the final resolution of any existing or future lawsuits, claims or proceedings will not have a material adverse effect on our business, results of operations, financial condition or cash flows.
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
On April 29, 2019, we announced that we were conducting a formal internal review of our emissions certification process and compliance with emission standards for our pick-up truck applications, following conversations with the EPA and CARB regarding certification of our engines in model year 2019 RAM 2500 and 3500 trucks. This review is being conducted with external advisors as we strive to ensure the certification and compliance processes for all of our pick-up truck applications are consistent with our internal policies, engineering standards and applicable laws. During conversations with the EPA and CARB about the effectiveness of our pick-up truck applications, the regulators raised concerns that certain aspects of our emissions systems may reduce the effectiveness of our emissions control systems and thereby act as defeat devices. As a result, our internal review focuses, in part, on the regulators’ concerns. We are working closely with the regulators to enhance our emissions systems to improve the effectiveness of all of our pick-up truck applications and to fully address the regulators’ requirements. Based on discussions with the regulators, we have developed a new calibration for the engines in model year 2019 RAM 2500 and 3500 trucks that has been included in all engines shipped since September 2019. During our ongoing discussions, the regulators turned their attention to other model years and other engines, most notably our pick-up truck applications for RAM 2500 and 3500 trucks for model years 2013 through 2018 and Titan trucks for model years 2016 through 2019. In connection with these and other ongoing discussions with the EPA and CARB, we are developing a new software calibration and will recall model years 2013 through 2018 RAM 2500 and 3500 trucks. We accrued $30 million for the RAM recall during the first quarter of 2022, an amount that reflected our current estimate of the cost of that recall. We are also developing a new software calibration and hardware fix and will recall model years 2016 through 2019 Titan trucks. We accrued $29 million for the Titan recall during the third quarter of 2022, an amount that reflected our current estimate of the cost of that recall.
We will continue to work together closely with the relevant regulators to develop and implement recommendations for improvement and seek to reach further resolutions as part of our ongoing commitment to compliance. Due to the presence of many unknown facts and circumstances, we are not yet able to estimate any further financial impact of these matters. It is possible that the consequences resulting from our formal review and these regulatory processes could have a material adverse impact on our results of operations and cash flows.
Guarantees and Commitments
Periodically, we enter into guarantee arrangements, including guarantees of non-U.S. distributor financings, residual value guarantees on equipment under operating leases and other miscellaneous guarantees of joint ventures or third-party obligations. At September 30, 2022, the maximum potential loss related to these guarantees was $48 million.

We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. At September 30, 2022, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $138 million. These arrangements enable us to secure supplies of critical components and IT services. We do not currently anticipate paying any penalties under these contracts.
We enter into physical forward contracts with suppliers of platinum and palladium to purchase certain volumes of the commodities at contractually stated prices for various periods, which generally fall within two years. At September 30, 2022, the total commitments under these contracts were $42 million. These arrangements enable us to guarantee the prices of these commodities, which otherwise are subject to market volatility.
We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance. These performance bonds and other performance-related guarantees were $118 million at September 30, 2022.
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
Accounts Receivable Factoring
We assumed an accounts receivable factoring program from the acquisition of Meritor for trade receivables as follows:

	Current Expiration	Total Facility Size at September 30, 2022		Utilized at September 30, 2022
In millions		EUR	USD	EUR	USD
Off-balance sheet arrangements
Committed Swedish factoring facility(1)(2)	March 2024	€155	$151	€144	$139
Committed U.S. factoring facility(1)	February 2023	N/A	75	—	76
Uncommitted U.K. factoring facility(3)	February 2025	25	24	2	2
Uncommitted Italy factoring facility	June 2025	30	29	11	11
Other uncommitted factoring facilities(4)	None	N/A	N/A	7	7
Total off-balance sheet arrangements		€210	$279	€164	$235

(1) Actual amounts may exceed the bank's commitment at the bank's discretion.
(2) The factoring program is supported by a 364-day committed credit facility through June 22, 2023.
(3) The U.K. factoring facility enables the factoring of British pound and Euro denominated accounts receivable.
(4) There is no explicit facility size under the agreement, but the counterparty approves the purchase of receivable tranches as its discretion.

We received $108 million of proceeds from receivables sold, and costs associated with all of the off-balance sheet arrangements described above were $1 million since the August 3, 2022, acquisition date.

NOTE 14. REDEEMABLE NONCONTROLLING INTERESTS
A 19 percent minority shareholder in one of our businesses, Hydrogenics Corporation (Hydrogenics), has, among other rights and subject to related obligations and restrictive covenants, rights that are exercisable between September 2022 and September 2026 to require us to (1) purchase such shareholder's shares (Put Option) at an amount up to the fair market value (calculated pursuant to a process outlined in the shareholders' agreement) and (2) sell to such shareholder Hydrogenics' electrolyzer business at an amount up to the fair market value of the electrolyzer business (calculated pursuant to a process outlined in the shareholders’ agreement). We recorded the estimated fair value of the Put Option as redeemable noncontrolling interests in our Condensed Consolidated Financial Statements with an offset to additional paid-in capital. At September 30, 2022, the redeemable noncontrolling interest balance was $252 million.

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE LOSS
Following are the changes in accumulated other comprehensive income (loss) by component for the three months ended:

In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at June 30, 2022	$(324)	$(1,426)	$54	$(1,696)
Other comprehensive income (loss) before reclassifications
Before-tax amount	—	(365)	51	(314)	$(15)	$(329)
Tax benefit (expense)		1	(13)	(12)	—	(12)
After-tax amount	—	(364)	38	(326)	(15)	(341)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	6	—	3	9	—	9
Net current period other comprehensive income (loss)	6	(364)	41	(317)	$(15)	$(332)
Balance at September 30, 2022	$(318)	$(1,790)	$95	$(2,013)

Balance at July 4, 2021	$(689)	$(1,231)	$(9)	$(1,929)
Other comprehensive income (loss) before reclassifications
Before-tax amount	1	(2)	5	4	$2	$6
Tax expense	(1)	—	(3)	(4)	—	(4)
After-tax amount	—	(2)	2	—	2	2
Amounts reclassified from accumulated other comprehensive income (loss)(1)	17	—	1	18	—	18
Net current period other comprehensive income (loss)	17	(2)	3	18	$2	$20
Balance at October 3, 2021	$(672)	$(1,233)	$(6)	$(1,911)

(1) Amounts are net of tax. Reclassifications out of accumulated other comprehensive income (loss) and the related tax effects are immaterial for separate disclosure.

Following are the changes in accumulated other comprehensive income (loss) by component for the nine months ended:

In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at December 31, 2021	$(346)	$(1,208)	$(17)	$(1,571)
Other comprehensive income (loss) before reclassifications
Before-tax amount	14	(589)	146	(429)	$(38)	$(467)
Tax (expense) benefit	(3)	7	(35)	(31)	—	(31)
After-tax amount	11	(582)	111	(460)	(38)	(498)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	17	—	1	18	—	18
Net current period other comprehensive income (loss)	28	(582)	112	(442)	$(38)	$(480)
Balance at September 30, 2022	$(318)	$(1,790)	$95	$(2,013)

Balance at December 31, 2020	$(735)	$(1,204)	$(43)	$(1,982)
Other comprehensive income (loss) before reclassifications
Before-tax amount	16	(33)	53	36	$(5)	$31
Tax (expense) benefit	(3)	4	(16)	(15)	—	(15)
After-tax amount	13	(29)	37	21	(5)	16
Amounts reclassified from accumulated other comprehensive income (loss)(1)	50	—	—	50	—	50
Net current period other comprehensive income (loss)	63	(29)	37	71	$(5)	$66
Balance at October 3, 2021	$(672)	$(1,233)	$(6)	$(1,911)

(1) Amounts are net of tax. Reclassifications out of accumulated other comprehensive income (loss) and the related tax effects are immaterial for separate disclosure.

NOTE 16. ACQUISITIONS
Acquisitions for the nine months ended September 30, 2022, were as follows.

Entity Acquired (Dollars in millions)	Date of Acquisition	Additional Percent Interest Acquired	Payments to Former Owners	Acquisition Related Debt Retirements	Total Purchase Consideration(1)	Goodwill Acquired	Intangibles Recognized(2)
Meritor, Inc.	08/03/22	100%	$2,613	$248	$2,861	$850	$1,610
Jacobs Vehicle Systems	04/08/22	100%	346	—	346	108	164
Cummins Westport Joint Venture	02/07/22	50%	42	—	42	—	20

(1) The newly consolidated entities were accounted for as business combinations. On the date of acquisition, Meritor, Inc. was included in the Components and New Power segments, Jacobs Vehicle Systems was included in the Components segment and Cummins Westport Joint Venture was included in the Engine segment.

(2) Intangible assets acquired in the business combination were mostly technology and customer related.
Meritor, Inc.
On August 3, 2022, we completed the acquisition of Meritor whereby we paid $36.50 per share for each outstanding share of Meritor, a global leader of drivetrain, mobility, braking, aftermarket and electric powertrain solutions for commercial vehicle and industrial markets. The total purchase price, including debt that was retired on the closing date of $248 million, was $2.9 billion. In addition, we assumed $1.0 billion of additional debt, of which $0.9 billion was retired prior to the end of the third quarter. The acquisition was funded with a combination of $2.0 billion in new debt (see NOTE 11, "DEBT" for additional details), cash on hand and additional commercial paper borrowings. The integration of Meritor’s people, technology and capabilities position us as one of the few companies able to provide integrated powertrain solutions across combustion and electric power applications at a time when demand for decarbonized solutions is continuing to accelerate. The majority of this business will be included within our Components segment with the exception of the electric powertrain business, which will be included in our New Power segment. The values assigned to individual assets acquired and liabilities assumed are preliminary based on management’s current best estimate and subject to change as certain matters are finalized. The primary areas that are preliminary include, but are not limited to, valuation of intangibles, legal and other contingent liabilities and deferred taxes. The preliminary purchase price allocation was as follows:

In millions
Cash and cash equivalents	$98
Accounts and notes receivable, net	640
Inventories	752
Property, plant and equipment	846
Intangible assets	1,610
Investments and advances related to equity method investees	382
Goodwill	850
Pension assets	147
Other current and long-term assets	364
Accounts payable (principally trade)	(711)
Net deferred taxes	(325)
Pensions and other postretirement benefits	(129)
Long-term debt	(962)
Other current and long-term liabilities	(590)
Noncontrolling interests	(111)
Total purchase price	$2,861

The estimated fair values (all considered Level 3 measurements) of the identifiable intangible assets acquired, their weighted-average useful lives, the related valuation methodology and key assumptions are as follows:

	Fair Value (in millions)	Weighted-Average Useful Life (in years)	Valuation Methodology	Key Assumptions
Customer relationships	$960	12	Multi-period excess earnings	Revenue, EBITDA, rate of return, renewal rates
Technology	345	8	Relief-from-royalty	Royalty rate, rate of return, obsolescence factor
Trade name	305	21	Relief-from-royalty	Royalty rate, rate of return

Annual amortization of the intangible assets for the next five years is expected to approximate $142 million per year.
Goodwill was determined based on the residual difference between the fair value of consideration transferred and the value assigned to tangible and intangible assets and liabilities. Goodwill was allocated to the Components segment ($691 million) and the New Power segment ($159 million) based on the relative value of those businesses compared to the assets and liabilities assigned to them. We do not expect any of the goodwill to be deductible for tax purposes. Among the factors contributing to a purchase price resulting in the recognition of goodwill are Meritor’s expected future customers, new versions of technologies, an acquired workforce, other economic benefits that are anticipated to arise from future product sales and operational synergies from combining the business with Cummins.
Included in our third quarter results were revenues of $737 million and net loss of $37 million related to this business. In addition, on a year-to-date basis we have incurred acquisition related costs of $30 million included in selling, general and administrative expenses in our Condensed Consolidated Statements of Net Income.
The following table presents the supplemental consolidated results of the Company for the three and nine months ended September 30, 2022 and October 3, 2021, on an unaudited pro-forma basis as if the acquisition had been consummated on January 1, 2021. The primary adjustments reflected in the pro-forma results related to (1) increase in interest expense for debt used to fund the acquisition, (2) removal of acquisition related costs from 2022 (and included in 2021) and (3) changes related to purchase accounting primarily related to amortization of intangibles, fixed assets and joint ventures. The unaudited pro forma financial information presented below does not purport to represent the actual results of operations that Cummins and Meritor would have achieved had the companies been combined during the periods presented and was not intended to project the future results of operations that the combined company could achieve after the acquisition. The unaudited pro forma financial information does not reflect any potential cost savings, operating efficiencies, long-term debt pay down estimates, financial synergies or other strategic benefits as a result of the acquisition or any restructuring costs to achieve those benefits.

(Unaudited)	Three months ended		Nine months ended
In millions	September 30, 2022	October 3, 2021	September 30, 2022	October 3, 2021
Net sales	$7,734	$6,913	$23,071	$21,115
Net income	397	544	1,565	1,662

The Meritor acquisition increased net assets in the Components segment by $3.8 billion and New Power segment by $0.3 billion.
Jacobs Vehicle Systems
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

The preliminary purchase price allocation was as follows:

In millions
Cash and cash equivalents	$18
Accounts and notes receivable, net	24
Inventories	15
Property, plant and equipment	70
Intangible assets	164
Goodwill	108
Accounts payable (principally trade)	(21)
Net deferred taxes	(27)
Other, net	(5)
Total purchase price	$346

The estimated fair values (all considered Level 3 measurements) of the identifiable intangible assets acquired, their weighted-average useful lives, the related valuation methodology and key assumptions are as follows:

	Fair Value (in millions)	Weighted-Average Useful Life (in years)	Valuation Methodology	Key Assumptions
Customer relationships	$108	9	Multi-period excess earnings	Rate of return, renewal rates
Technology	31	7	Relief-from-royalty	Royalty rate, rate of return, obsolescence factor
Trade name	25	14	Relief-from-royalty	Royalty rate, rate of return

Annual amortization of the intangible assets for the next five years is expected to approximate $18 million per year.
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
Included in our results for the three and nine months ended September 30, 2022, were revenues of $43 million and $80 million, respectively, and loss of $2 million and break-even, respectively, related to this business. The results of this business were reported in our Components segment. Pro forma financial information for the acquisition was not presented as the effects are not material to our Condensed Consolidated Financial Statements.
Cummins Westport Joint Venture
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
Pending Acquisition
Prior to our acquisition of Meritor, Meritor signed an agreement with Siemens to purchase its Commercial Vehicles business for approximately €190 million, subject to working capital and other customary adjustments. This business develops, designs and produces electric drive systems including electric motors, inverters, software and related services for the transit, off-highway and specialty markets. We expect the acquisition to close in the fourth quarter of 2022. This acquisition will be included in our New Power segment.

NOTE 17. OPERATING SEGMENTS
Operating segments under GAAP are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (CODM), or decision-making group, in deciding how to allocate resources and in assessing performance. Our CODM is the Chief Executive Officer.
Our reportable operating segments consist of Engine, Distribution, Components, Power Systems and New Power. This reporting structure is organized according to the products and markets each segment serves. The Engine segment produces engines (15 liters and smaller) and associated parts for sale to customers in on-highway and various off-highway markets. Our engines are used in trucks of all sizes, buses and recreational vehicles, as well as in various industrial applications, including construction, agriculture, power generation systems and other off-highway applications. The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets and service parts, as well as performing service and repair activities on our products and maintaining relationships with various OEMs throughout the world. The Components segment sells filtration products, aftertreatment systems, turbochargers, electronics, fuel systems, automated transmissions, axles, drivelines, brakes and suspension systems. The Power Systems segment is an integrated power provider, which designs, manufactures and sells engines (16 liters and larger) for industrial applications (including mining, oil and gas, marine and rail), standby and prime power generator sets, alternators and other power components. The New Power segment designs, manufactures, sells and supports hydrogen production solutions as well as electrified power systems with innovative components and subsystems, including battery, fuel cell and electric powertrain technologies. The New Power segment is currently in the early stages of commercializing these technologies with efforts primarily focused on the development of our electroloyzers for hydrogen production and electrified power systems and related components and subsystems. We continue to serve all our markets as they adopt electrification and alternative power technologies, meeting the needs of our OEM partners and end customers.
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
The accounting policies of our operating segments are the same as those applied in our Condensed Consolidated Financial Statements. We prepared the financial results of our operating segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. We allocate certain common costs and expenses, primarily corporate functions, among segments differently than we would for stand-alone financial information prepared in accordance with GAAP. These include certain costs and expenses of shared services, such as information technology, human resources, legal, finance and supply chain management. We do not allocate gains or losses of corporate owned life insurance and certain filtration separation costs to individual segments. EBITDA may not be consistent with measures used by other companies.

Summarized financial information regarding our reportable operating segments for the three months ended is shown in the table below:

In millions	Engine	Distribution	Components		Power Systems	New Power	Total Segments
Three months ended September 30, 2022
External sales	$2,063	$2,232	$2,220		$773	$45	$7,333
Intersegment sales	716	7	483		576	5	1,787
Total sales	2,779	2,239	2,703		1,349	50	9,120
Research, development and engineering expenses	140	13	87		62	46	348
Equity, royalty and interest income (loss) from investees	28	20	17		10	(5)	70
Interest income	3	4	4		3	—	14
Russian suspension costs(1)	—	—	1		—	—	1
Segment EBITDA	363	225	297	(2)	193	(96)	982
Depreciation and amortization(3)	51	29	95		30	10	215

Three months ended October 3, 2021
External sales	$1,961	$1,952	$1,347		$688	$20	$5,968
Intersegment sales	617	7	446		476	3	1,549
Total sales	2,578	1,959	1,793		1,164	23	7,517
Research, development and engineering expenses	97	10	78		55	26	266
Equity, royalty and interest income (loss) from investees	61	15	10		11	(3)	94
Interest income	3	2	1		1	—	7
Segment EBITDA	391	192	253		134	(58)	912
Depreciation and amortization(3)	53	28	44		29	5	159

(1) See NOTE 3, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.
(2) Includes $45 million of costs related to the acquisition and integration of Meritor and $10 million of costs associated with the planned separation of our filtration business.
(3) Depreciation and amortization, as shown on a segment basis, excludes the amortization of debt discount and deferred costs included in the Condensed Consolidated Statements of Net Income as Interest expense. A portion of depreciation expense is included in Research, development and engineering expenses.

Summarized financial information regarding our reportable operating segments for the nine months ended is shown in the table below:

In millions	Engine		Distribution	Components		Power Systems	New Power	Total Segments
Nine months ended September 30, 2022
External sales	$6,204		$6,590	$5,214		$2,190	$106	$20,304
Intersegment sales	2,103		19	1,427		1,522	17	5,088
Total sales	8,307		6,609	6,641		3,712	123	25,392
Research, development and engineering expenses	365		39	236		184	121	945
Equity, royalty and interest income (loss) from investees	131	(1)	57	54		31	(12)	261
Interest income	8		9	7		5	—	29
Russian suspension costs(2)	33	(3)	55	5		19	—	112
Segment EBITDA	1,177		632	969	(4)	411	(243)	2,946
Depreciation and amortization(5)	151		86	187		92	25	541

Nine months ended October 3, 2021
External sales	$5,776		$5,692	$4,627		$1,999	$77	$18,171
Intersegment sales	1,752		22	1,312		1,330	5	4,421
Total sales	7,528		5,714	5,939		3,329	82	22,592
Research, development and engineering expenses	288		35	232		172	75	802
Equity, royalty and interest income (loss) from investees	278		47	41		32	(1)	397
Interest income	7		5	3		3	—	18
Segment EBITDA	1,147		553	975		399	(169)	2,905
Depreciation and amortization(5)	154		88	138		97	17	494

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
(4) Includes $56 million of costs related to the acquisition and integration of Meritor and $15 million of costs associated with the planned separation of our filtration business.
(5) Depreciation and amortization, as shown on a segment basis, excludes the amortization of debt discount and deferred costs included in the Condensed Consolidated Statements of Net Income as Interest expense. The amortization of debt discount and deferred costs was $3 million and $3 million for the nine months ended September 30, 2022 and October 3, 2021, respectively. A portion of depreciation expense is included in Research, development and engineering expenses.

A reconciliation of our total segment sales to total net sales in the Condensed Consolidated Statements of Net Income was as follows:

	Three months ended		Nine months ended
In millions	September 30, 2022	October 3, 2021	September 30, 2022	October 3, 2021
Total segment sales	$9,120	$7,517	$25,392	$22,592
Elimination of intersegment sales	(1,787)	(1,549)	(5,088)	(4,421)
Total net sales	$7,333	$5,968	$20,304	$18,171

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Net Income is shown in the table below:

	Three months ended		Nine months ended
In millions	September 30, 2022	October 3, 2021	September 30, 2022	October 3, 2021
TOTAL SEGMENT EBITDA	$982	$912	$2,946	$2,905
Intersegment eliminations and other(1)	(98)	(50)	(252)	(89)
Less:
Interest expense	61	28	112	85
Depreciation and amortization	215	159	541	494
INCOME BEFORE INCOME TAXES	608	675	2,041	2,237
Less: Income tax expense	199	134	502	473
CONSOLIDATED NET INCOME	409	541	1,539	1,764
Less: Net income attributable to noncontrolling interests	9	7	19	27
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$400	$534	$1,520	$1,737

(1)Intersegment eliminations and other included $6 million and $47 million of costs associated with the planned separation of our Filtration business for the three and nine months ended September 30, 2022.

NOTE 18. SUBSEQUENT EVENT
In October 2022, we signed an agreement to purchase all of the equity ownership interest of Teksid Hierro de Mexico, S.A. de C.V. (Teksid MX) and Teksid, Inc. from Stellantis N.V. for approximately €115 million, subject to certain adjustments set forth in the agreement. Teksid MX operates a cast iron foundry located in Monclova, Mexico, which primarily forges blocks and heads used in Cummins and other manufacturers’ engines. Teksid, Inc. facilitates the commercialization of Teksid MX products in North America. The transaction, which is subject to customary closing conditions and receipt of applicable regulatory approvals, is expected to close as soon as December 2022. Since Cummins is the primary customer of the foundry, the acquisition is not expected to result in material incremental sales to our business. This business will be included in our Engine segment.

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
•OUTLOOK
•LIQUIDITY AND CAPITAL RESOURCES
•APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
EXECUTIVE SUMMARY AND FINANCIAL HIGHLIGHTS
Overview
We are a global power leader that designs, manufactures, distributes and services diesel, natural gas, electric and hybrid powertrains and powertrain-related components including filtration, aftertreatment, turbochargers, fuel systems, controls systems, air handling systems, automated transmissions, axles, drivelines, brakes, suspension systems, electric power generation systems, batteries, electrified power systems, electric powertrains, hydrogen production and fuel cell products. We sell our products to original equipment manufacturers (OEMs), distributors, dealers and other customers worldwide. We have long-standing relationships with many of the leading manufacturers in the markets we serve, including PACCAR Inc, Traton Group (formerly Navistar International Corporation), Daimler Trucks North America and Stellantis N.V. We serve our customers through a service network of approximately 500 wholly-owned, joint venture and independent distributor locations and more than 10,000 Cummins certified dealer locations in approximately 190 countries and territories.
Our reportable operating segments consist of Engine, Distribution, Components, Power Systems and New Power. This reporting structure is organized according to the products and markets each segment serves. The Engine segment produces engines (15 liters and smaller) and associated parts for sale to customers in on-highway and various off-highway markets. Our engines are used in trucks of all sizes, buses and recreational vehicles, as well as in various industrial applications, including construction, agriculture, power generation systems and other off-highway applications. The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets and service parts, as well as performing service and repair activities on our products and maintaining relationships with various OEMs throughout the world. The Components segment sells filtration products, aftertreatment systems, turbochargers, electronics, fuel systems, automated transmissions, axles, drivelines, brakes and suspension systems. The Power Systems segment is an integrated power provider, which designs, manufactures and sells engines (16 liters and larger) for industrial applications (including mining, oil and gas, marine and rail), standby and prime power generator sets, alternators and other power components. The New Power segment designs, manufactures, sells and supports hydrogen production solutions as well as electrified power systems with innovative components and subsystems, including battery, fuel cell and electric powertrain technologies. The New Power segment is currently in the early stages of commercializing these technologies with efforts primarily focused on the development of our electroloyzers for hydrogen production and electrified power systems and related components and subsystems. We continue to serve all our markets as they adopt electrification and alternative power technologies, meeting the needs of our OEM partners and end customers.
Our financial performance depends, in large part, on varying conditions in the markets we serve, particularly the on-highway, construction and general industrial markets. Demand in these markets tends to fluctuate in response to overall economic conditions. Our sales may also be impacted by OEM inventory levels, production schedules, stoppages and supply chain challenges. Economic downturns in markets we serve generally result in reduced sales of our products and can result in price reductions in certain products and/or markets. As a worldwide business, our operations are also affected by geopolitical risks (such as the conflict between Russia and Ukraine), currency, political, economic, public health crises, epidemics or pandemics and regulatory matters, including adoption and enforcement of environmental and emission standards, in the countries we serve. As part of our growth strategy, we invest in businesses in certain countries that carry higher levels of these risks such as China, Brazil, India, Mexico and countries in the Middle East and Africa. At the same time, our geographic diversity and broad product and service offerings have helped limit the impact from a drop in demand in any one industry or customer or the economy of any single country on our consolidated results.

Meritor Acquisition
On August 3, 2022, we completed the acquisition of Meritor, Inc. (Meritor) with a purchase price of $2.9 billion (including debt repaid concurrent with the acquisition). Our consolidated results and segment results include Meritor's activity since the date of acquisition. The results are included in our Components segment in the axles and brakes business while the electric powertrain portion is included in our New Power segment. See NOTE 16, "ACQUISITIONS," to the Condensed Consolidated Financial Statements for additional information.
Russian Operations
On March 17, 2022, the Board of Directors (the Board) decided to indefinitely suspend our operations in Russia due to the ongoing conflict in Ukraine. At the time of suspension, our Russian operations included a wholly-owned distributor in Russia, an unconsolidated joint venture (the Unconsolidated JV) with KAMAZ Publicly Traded Company (KAMAZ), a Russian truck manufacturer, and direct sales into Russia from our other business segments. As a result of the suspension of operations, we evaluated the recoverability of assets in Russia and assessed other potential liabilities. We experienced and expect to continue to experience an inability to collect customer receivables and may be the subject of litigation as a consequence of our suspension of commercial operations in Russia. We recorded a charge of $158 million in the first quarter related to these actions. In the second quarter, we recovered certain inventory and other expense amounts reserved in the first quarter and incurred some small additional charges resulting in a net recovery of $47 million. In the third quarter, we incurred $4 million of additional contract termination charges, and we recovered certain bad debt expenses and inventory amounts reserved in the first quarter for a net charge of $1 million. As of September 30, 2022, we had approximately $13 million of inventory and $15 million of receivables in Russia, all of which are fully reserved. In addition, we have cash balances of $71 million, some of which will be used to fund ongoing employee, tax and contract settlement obligations. The following summarizes the costs (recoveries) associated with the suspension of our Russian operations in our Condensed Consolidated Statements of Net Income:

	Three months ended	Nine months ended
In millions	September 30, 2022	September 30, 2022
Inventory write-downs	$(2)	$17
Accounts receivable reserves	(1)	42
Impairment and other joint venture costs	—	31
Other	4	22
Total	$1	$112

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
2022 Third Quarter and Year-to-Date Results
A summary of our results is as follows:

	Three months ended		Nine months ended
In millions, except per share amounts	September 30, 2022	October 3, 2021	September 30, 2022	October 3, 2021
Net sales	$7,333	$5,968	$20,304	$18,171
Net income attributable to Cummins Inc.	400	534	1,520	1,737
Earnings per common share attributable to Cummins Inc.
Basic	$2.83	$3.72	$10.74	$11.96
Diluted	2.82	3.69	10.68	11.86

Our industry's sales continue to be unfavorably impacted by supply chain constraints leading to shortages across multiple components categories and limiting our collective ability to meet end-user demand. Our customers are also experiencing other supply chain issues limiting full production capabilities.
Worldwide revenues increased 23 percent in the three months ended September 30, 2022, compared to the same period in 2021, due to Meritor sales of $737 million since the date of acquisition, favorable pricing and higher demand in all operating segments and most geographic regions except for Russia and China. Net sales in the U.S. and Canada improved 29 percent, primarily due to incremental sales of brakes and axles in North America since the acquisition of Meritor in addition to favorable pricing and increased demand in North American on-highway markets, which positively impacted most components businesses, and all distribution product lines. International demand (excludes the U.S. and Canada) improved 15 percent, with lower sales in Russia (due to suspension of our Russian operations) and China (due to a slowdown in construction markets, exacerbated by COVID lockdowns) more than offset by higher sales in most other geographic regions. The increase in international sales was principally due to incremental sales of brakes and axles in Western Europe and Latin America since the acquisition of Meritor. Unfavorable foreign currency fluctuations impacted international sales by 7 percent (primarily the Euro, British pound, Chinese renminbi and Indian rupee).
Worldwide revenues increased 12 percent in the nine months ended September 30, 2022, compared to the same period in 2021, due to Meritor sales of $737 million since the date of acquisition, favorable pricing and higher demand in most operating segments and most geographic regions except for China and Russia. Net sales in the U.S. and Canada improved 19 percent, primarily due to favorable pricing and increased demand in North American on-highway markets, which positively impacted all components businesses, and all distribution product lines, as well as incremental sales of brakes and axles in North America since the acquisition of Meritor. International demand (excludes the U.S. and Canada) improved by 3 percent, with lower sales in China (due to a sharp slowdown in truck and construction markets, exacerbated by COVID lockdowns) more than offset by higher sales in most other geographic regions. The increase in international sales was principally due to incremental sales of brakes and axles in Western Europe and Latin America since the acquisition of Meritor, favorable pricing and higher demand for power generation and industrial equipment (especially oil and gas) and most distribution product lines. Unfavorable foreign currency fluctuations impacted international sales by 4 percent (primarily the Euro, British pound and Indian rupee).
The following tables contain sales and EBITDA (defined as earnings or losses before interest expense, income taxes, depreciation and amortization and noncontrolling interests) by operating segment for the three and nine months ended September 30, 2022 and October 3, 2021. See NOTE 17, "OPERATING SEGMENTS," to the Condensed Consolidated Financial Statements for additional information and a reconciliation of our segment information to the corresponding amounts in our Condensed Consolidated Statements of Net Income.

	Three months ended
Operating Segments	September 30, 2022				October 3, 2021			Percent change
		Percent				Percent		2022 vs. 2021
In millions	Sales	of Total	EBITDA		Sales	of Total	EBITDA	Sales	EBITDA
Engine	$2,779	38%	$363		$2,578	43%	$391	8%	(7)%
Distribution	2,239	30%	225		1,959	33%	192	14%	17%
Components	2,703	37%	297		1,793	30%	253	51%	17%
Power Systems	1,349	18%	193		1,164	20%	134	16%	44%
New Power	50	1%	(96)		23	—%	(58)	NM	(66)%
Intersegment eliminations	(1,787)	(24)%	(98)		(1,549)	(26)%	(50)	15%	96%
Total	$7,333	100%	$884	(1)	$5,968	100%	$862	23%	3%

"NM" - not meaningful information
(1) EBITDA includes $45 million of costs related to the acquisition and integration of Meritor, $16 million of costs associated with the planned separation of our Filtration business and $1 million of costs associated with the suspension of our Russian operations.

Net income attributable to Cummins Inc. was $0.4 billion, or $2.82 per diluted share, on sales of $7.3 billion for the three months ended September 30, 2022, versus the comparable prior year period net income attributable to Cummins Inc. of $0.53 billion, or $3.69 per diluted share, on sales of $6.0 billion. The decreases in net income attributable to Cummins Inc. and earnings per diluted share were driven by unfavorable discrete tax items, Meritor acquisition and integration costs, one-time employee recognition expenses, higher interest expense related to new borrowings, losses in corporate owned life insurance, lower equity, royalty and interest income from investees (principally in China) and a higher effective tax rate, partially offset by higher net sales and lower variable compensation. The increase in gross margin was primarily due to favorable pricing, higher volumes and lower variable compensation expenses, partially offset by higher material costs, increased freight costs and one-time employee recognition expenses. The 1.3 percentage point decrease in gross margin as a percentage of net sales was principally due to the addition of Meritor activity since the date of acquisition which had a lower gross margin percentage than our legacy business.

	Nine months ended
Operating Segments	September 30, 2022				October 3, 2021			Percent change
		Percent				Percent		2022 vs. 2021
In millions	Sales	of Total	EBITDA		Sales	of Total	EBITDA	Sales	EBITDA
Engine	$8,307	41%	$1,177		$7,528	41%	$1,147	10%	3%
Distribution	6,609	32%	632		5,714	31%	553	16%	14%
Components	6,641	33%	969		5,939	33%	975	12%	(1)%
Power Systems	3,712	18%	411		3,329	18%	399	12%	3%
New Power	123	1%	(243)		82	1%	(169)	50%	(44)%
Intersegment eliminations	(5,088)	(25)%	(252)		(4,421)	(24)%	(89)	15%	NM
Total	$20,304	100%	$2,694	(1)	$18,171	100%	$2,816	12%	(4)%

"NM" - not meaningful information
(1) EBITDA includes $112 million of costs associated with the suspension of our Russian operations, $62 million of costs associated with the planned separation of our Filtration business and $56 million of costs related to the acquisition and integration of Meritor.

Net income attributable to Cummins Inc. was $1.52 billion, or $10.68 per diluted share, on sales of $20.3 billion for the nine months ended September 30, 2022, versus the comparable prior year period net income attributable to Cummins Inc. of $1.74 billion, or $11.86 per diluted share, on sales of $18.2 billion. The decreases in net income attributable to Cummins Inc. and earnings per diluted share were driven by lower equity, royalty and interest income from investees (primarily in China), losses in corporate owned life insurance, costs associated with the suspension of our Russian operations, costs associated with the planned separation of our filtration business, Meritor acquisition and integration costs, one-time employee recognition expenses, unfavorable discrete tax items, higher consulting expenses and increased interest expense related to new borrowings, partially offset by higher net sales and increased gross margin. See NOTE 3, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information. The increase in gross margin was primarily due to favorable pricing, increased volumes and lower variable compensation expenses, partially offset by higher material costs, increased freight costs due to supply chain constraints and one-time employee recognition expenses. Diluted earnings per common share for the nine months ended September 30, 2022, benefited $0.10 from fewer weighted-average shares outstanding due to the stock repurchase program.
We generated $1.15 billion of cash from operations for the nine months ended September 30, 2022, compared to $1.52 billion for the comparable period in 2021. See the section titled "Cash Flows" in the "LIQUIDITY AND CAPITAL RESOURCES" section for a discussion of items impacting cash flows.
Our debt to capital ratio (total capital defined as debt plus equity) at September 30, 2022, was 46.4 percent, compared to 31.5 percent at December 31, 2021. The increase was primarily due to higher debt balances since December 31, 2021, resulting from funding the acquisition of Meritor, Inc. (Meritor). At September 30, 2022, we had $3.0 billion in cash and marketable securities on hand and access to our $4.0 billion credit facilities, if necessary, to meet acquisition, working capital, investment and funding needs.
In the first nine months of 2022, we purchased $370 million, or 1.9 million shares, of our common stock.
On September 30, 2022, certain of our subsidiaries entered into a $1.0 billion credit agreement, consisting of a $400 million revolving credit facility and a $600 million term loan facility, in anticipation of the separation of our filtration business. See NOTE 11, "DEBT," to our Condensed Consolidated Financial Statements for additional information.
On August 17, 2022, we entered into an amended and restated 364-day credit agreement and an incremental 364-day credit agreement, which allow us to borrow up to $1.5 billion and $500 million, respectively, of unsecured funds at any time prior to August 16, 2023.

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
In the first nine months of 2022, the investment loss on our U.S. pension trust was 5.1 percent while our U.K. pension trust loss was 21.7 percent. We anticipate making additional defined benefit pension contributions during the remainder of 2022 of $7 million for our U.S. and U.K. qualified and non-qualified pension plans. We expect our 2022 annual net periodic pension cost to approximate $20 million.
As of the date of this filing, our credit ratings and outlooks from the credit rating agencies remain unchanged.

RESULTS OF OPERATIONS

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30, 2022	October 3, 2021	(Unfavorable)		September 30, 2022	October 3, 2021	(Unfavorable)
In millions, except per share amounts			Amount	Percent			Amount	Percent
NET SALES	$7,333	$5,968	$1,365	23%	$20,304	$18,171	$2,133	12%
Cost of sales	5,691	4,554	(1,137)	(25)%	15,404	13,793	(1,611)	(12)%
GROSS MARGIN	1,642	1,414	228	16%	4,900	4,378	522	12%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	708	571	(137)	(24)%	1,945	1,745	(200)	(11)%
Research, development and engineering expenses	348	266	(82)	(31)%	945	802	(143)	(18)%
Equity, royalty and interest income from investees	70	94	(24)	(26)%	261	397	(136)	(34)%
Other operating expense, net	30	5	(25)	NM	144	17	(127)	NM
OPERATING INCOME	626	666	(40)	(6)%	2,127	2,211	(84)	(4)%
Interest expense	61	28	(33)	NM	112	85	(27)	(32)%
Other income, net	43	37	6	16%	26	111	(85)	(77)%
INCOME BEFORE INCOME TAXES	608	675	(67)	(10)%	2,041	2,237	(196)	(9)%
Income tax expense	199	134	(65)	(49)%	502	473	(29)	(6)%
CONSOLIDATED NET INCOME	409	541	(132)	(24)%	1,539	1,764	(225)	(13)%
Less: Net income attributable to noncontrolling interests	9	7	(2)	(29)%	19	27	8	30%
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$400	$534	$(134)	(25)%	$1,520	$1,737	$(217)	(12)%
Diluted Earnings Per Common Share Attributable to Cummins Inc.	$2.82	$3.69	$(0.87)	(24)%	$10.68	$11.86	$(1.18)	(10)%

"NM" - not meaningful information

	Three months ended		Favorable/ (Unfavorable)	Nine months ended		Favorable/ (Unfavorable)
	September 30, 2022	October 3, 2021		September 30, 2022	October 3, 2021
Percent of sales			Percentage Points			Percentage Points
Gross margin	22.4%	23.7%	(1.3)	24.1%	24.1%	—
Selling, general and administrative expenses	9.7%	9.6%	(0.1)	9.6%	9.6%	—
Research, development and engineering expenses	4.7%	4.5%	(0.2)	4.7%	4.4%	(0.3)

Meritor Acquisition
On August 3, 2022, we completed the acquisition of Meritor. Our results of operations include all activity of Meritor since the acquisition date.
Net Sales
Net sales for the three months ended September 30, 2022, increased by $1,365 million versus the comparable period in 2021. The primary drivers were as follows:
•Components segment sales increased 51 percent largely due to axles and brakes sales since the completion of the Meritor acquisition.
•Distribution segment sales increased 14 percent principally due to higher demand across most product lines in North America.
•Engine segment sales increased 8 percent due to favorable pricing and stronger on-highway demand (including higher aftermarket sales) in North America.
•Power Systems segment sales increased 16 percent primarily due to favorable pricing and higher demand in power generation markets and stronger demand in industrial markets with higher aftermarket sales and increased oil and gas demand in North America.

These increases were partially offset by unfavorable foreign currency fluctuations of 3 percent of total sales, primarily in the Euro, British pound, Chinese renminbi and Indian rupee.
Net sales for the nine months ended September 30, 2022, increased $2,133 million versus the comparable period in 2021. The primary drivers were as follows:
•Distribution segment sales increased 16 percent principally due to higher demand across most product lines in North America.
•Engine segment sales increased 10 percent due to favorable pricing and stronger on-highway demand (including higher aftermarket sales) in North America.
•Components segment sales increased 12 percent largely due to axles and brakes sales since the completion of the Meritor acquisition.
•Power Systems segment sales increased 12 percent primarily due to stronger demand in industrial markets with higher aftermarket sales and increased oil and gas demand in North America and China and favorable pricing and higher demand in power generation markets in Latin America, India and China.
These increases were partially offset by unfavorable foreign currency fluctuations of 2 percent of total sales, primarily in the Euro, British pound and Indian rupee.
Sales to international markets (excluding the U.S. and Canada), based on location of customers, for the three and nine months ended September 30, 2022, were 40 percent and 40 percent of total net sales compared with 43 percent and 44 percent of total net sales for the comparable periods in 2021. A more detailed discussion of sales by segment is presented in the “OPERATING SEGMENT RESULTS” section.
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
Gross Margin
Gross margin increased $228 million for the three months ended September 30, 2022 and decreased 1.3 points as a percentage of net sales versus the comparable period in 2021. The increase in gross margin was primarily due to favorable pricing, higher volumes and lower variable compensation expenses, partially offset by higher material costs, increased freight costs and one-time employee recognition expenses. The 1.3 percentage point decrease in gross margin as a percentage of net sales was principally due to the addition of Meritor activity since the date of acquisition which had a lower gross margin percentage than our legacy business.
Gross margin increased $522 million for the nine months ended September 30, 2022 and remained flat at 24.1 points as a percentage of sales versus the comparable period in 2021. The increase in gross margin was primarily due to favorable pricing, increased volumes and lower variable compensation expenses, partially offset by higher material costs, increased freight costs due to supply chain constraints and one-time employee recognition expenses.
The provision for base warranties issued as a percent of sales for the three and nine months ended September 30, 2022, was 1.7 percent and 1.9 percent, respectively, compared to 2.2 percent and 2.4 percent for the comparable periods in 2021.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $137 million for the three months ended September 30, 2022, versus the comparable period in 2021, primarily due to Meritor acquisition and integration costs, higher consulting expenses driven by acquisitions and the work towards separation of the filtration business, increased travel expenses and one-time employee recognition expenses, partially offset by lower variable compensation expenses. Overall, selling, general and administrative expenses as a percentage of net sales increased to 9.7 percent in the three months ended September 30, 2022, from 9.6 percent in the comparable period in 2021.

Selling, general and administrative expenses increased $200 million for the nine months ended September 30, 2022, versus the comparable period in 2021, primarily due to higher consulting expenses driven by acquisitions, integration and the work towards the separation of the filtration business, increased travel expenses and one-time employee recognition expenses, partially offset by lower variable compensation expenses. Overall, selling, general and administrative expenses, as a percentage of sales, remained flat at 9.6 percent versus the comparable period in 2021.
Research, Development and Engineering Expenses
Research, development and engineering expenses increased $82 million for the three months ended September 30, 2022, versus the comparable period in 2021, primarily due to increased compensation costs including one-time employee recognition expenses, Meritor expenses since the date of acquisition, higher spending on prototypes and testing, and increased consulting expenses. Overall, research, development and engineering expenses as a percentage of net sales increased to 4.7 percent in the three months ended September 30, 2022, from 4.5 percent in the comparable period in 2021.
Research, development and engineering expenses increased $143 million for the nine months ended September 30, 2022, versus the comparable period in 2021, primarily due to higher compensation costs including one-time employee recognition expenses, increased consulting expenses, Meritor expenses since the date of acquisition and higher spending on prototypes, testing and supplies. Overall, research, development and engineering expenses as a percentage of sales increased to 4.7 percent in the nine months ended September 30, 2022, from 4.4 percent in the comparable period in 2021.
Research activities continue to focus on development of new products to meet future emission standards around the world, improvements in fuel economy performance of diesel and natural gas powered engines and related components as well as development activities around battery electric, fuel cell electric and hydrogen engine solutions.
Equity, Royalty and Interest Income from Investees
Equity, royalty and interest income from investees decreased $24 million for the three months ended September 30, 2022, versus the comparable period in 2021, primarily due to decreased earnings at Beijing Foton Cummins Engine Co., Ltd. and the February 7, 2022, purchase of Westport Fuel System Inc.'s stake in Cummins Westport Joint Venture. See NOTE 16, "ACQUISITIONS," to our Condensed Consolidated Financial Statements for additional information.
Equity, royalty and interest income from investees decreased $136 million for the nine months ended September 30, 2022, versus the comparable period in 2021, mainly due to decreased earnings at Beijing Foton Cummins Engine Co., Ltd., the $28 million impairment of our Russian joint venture with KAMAZ, lower earnings at Dongfeng Cummins Engine Co., Ltd. and the February 7, 2022 purchase of Westport Fuel System Inc.'s stake in Cummins Westport Joint Venture. See NOTE 3, "RUSSIAN OPERATIONS," and NOTE 16, "ACQUISITIONS," to our Condensed Consolidated Financial Statements for additional information.
Other Operating Expense, Net
Other operating (expense) income, net was as follows:

	Three months ended			Nine months ended
In millions	September 30, 2022		October 3, 2021	September 30, 2022		October 3, 2021
Amortization of intangible assets	$(25)		$(6)	$(39)		$(17)
Russian suspension costs	(3)	(1)	—	(64)	(1)	—
Asset impairments and other charges	—		—	(36)		—
Loss on write-off of assets	—		(3)	(8)		(7)
Gain on sale of assets, net	—		2	1		1
Royalty income, net	1		2	6		7
Other, net	(3)		—	(4)		(1)
Total other operating expense, net	$(30)		$(5)	$(144)		$(17)

(1) See NOTE 3, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.

Interest Expense
Interest expense increased $33 million and $27 million for the three and nine months ended September 30, 2022, versus the comparable periods in 2021. The overall increase in debt in the third quarter was primarily related to the Meritor acquisition. The three and nine month increases were primarily due to the overall increase in floating interest rates, new term loan borrowings and higher short-term borrowings, including commercial paper.

Other Income, Net
Other (expense) income, net was as follows:

	Three months ended		Nine months ended
In millions	September 30, 2022	October 3, 2021	September 30, 2022	October 3, 2021
Non-service pension and OPEB credit	$37	$23	$102	$72
Foreign currency gain, net	20	7	7	5
Interest income	14	7	29	18
(Loss) gain on marketable securities, net	(3)	2	(12)	5
(Loss) gain on corporate owned life insurance	(29)	1	(114)	(11)
Other, net	4	(3)	14	22
Total other income, net	$43	$37	$26	$111

Income Tax Expense
Our effective tax rate for 2022 is expected to approximate 22.0 percent (increased 0.5 percent from prior quarter), excluding any discrete items that may arise.
Our effective tax rates for the three and nine months ended September 30, 2022, were 32.7 percent and 24.6 percent, respectively. Our effective tax rates for the three and nine months ended October 3, 2021, were 19.9 percent and 21.1 percent, respectively.
The three months ended September 30, 2022, contained unfavorable discrete tax items of $57 million, primarily due to $51 million of unfavorable tax costs associated with internal restructuring ahead of the planned separation of our filtration business and $10 million of unfavorable return to provision adjustments, partially offset by $4 million of net favorable other discrete tax items.
The nine months ended September 30, 2022, contained unfavorable net discrete tax items of $52 million, primarily due to $69 million of unfavorable tax costs associated with internal restructuring ahead of the planned separation of our filtration business and $10 million of unfavorable return to provision adjustments, partially offset by $27 million of favorable changes in tax reserves.
The three months ended October 3, 2021, contained favorable discrete items of $11 million, primarily due to a $16 million favorable release of tax reserves associated with the settlement of tax positions, partially offset by $5 million of unfavorable return to provision adjustments.
The nine months ended October 3, 2021, contained favorable discrete items of $8 million, primarily due to an $18 million favorable release of tax reserves associated with the settlement of tax positions, partially offset by $10 million of unfavorable statutory changes in tax rates (mostly in the U.K.).
On August 16, 2022, the U.S. federal government enacted the Inflation Reduction Act of 2022 into law effective beginning in 2023. The bill includes numerous tax provisions, including a 15 percent corporate minimum tax as well as a one percent excise tax on share repurchases. We are evaluating the potential impacts of the Act on our financial results but do not currently expect the legislation will have a material effect on our results of operations or liquidity.
Noncontrolling Interests
Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities. Noncontrolling interests in income of consolidated subsidiaries for the three and nine months ended September 30, 2022, increased $2 million and decreased $8 million, respectively, versus the comparable periods in 2021. The increase for the three months ended September 30, 2022, was primarily due to higher earnings at Eaton Cummins Joint Venture. The decrease for the nine months ended September 30, 2022, was principally due to lower earnings at Hydrogenics Corporation.
Net Income Attributable to Cummins Inc. and Diluted Earnings Per Common Share Attributable to Cummins Inc.
Net income and diluted earnings per common share attributable to Cummins Inc. for the three months ended September 30, 2022, decreased $134 million and $0.87 per diluted share versus the comparable period in 2021, primarily due to unfavorable discrete tax items, Meritor acquisition and integration costs, one-time employee recognition expenses, higher interest expense related to new borrowings, losses in corporate owned life insurance, lower equity, royalty and interest income from investees (principally in China) and a higher effective tax rate, partially offset by higher net sales and lower variable compensation.

Net income and diluted earnings per common share attributable to Cummins Inc. for the nine months ended September 30, 2022, decreased $217 million and $1.18 per diluted share versus the comparable period in 2021, primarily due to lower equity, royalty and interest income from investees (primarily in China), losses in corporate owned life insurance, costs associated with the suspension of our Russian operations, costs associated with the planned separation of our filtration business, Meritor acquisition and integration costs, one-time employee recognition expenses, unfavorable discrete tax items, higher consulting expenses and increased interest expense related to new borrowings, partially offset by higher net sales and increased gross margin. See NOTE 3, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information. Diluted earnings per common share for the nine months ended September 30, 2022, benefited $0.10 from fewer weighted-average shares outstanding due to the stock repurchase program.
Comprehensive Income - Foreign Currency Translation Adjustment
The foreign currency translation adjustment was a net loss of $379 million and $620 million, respectively, for the three and nine months ended September 30, 2022, compared to flat and net loss of $34 million, respectively, for the three and nine months ended October 3, 2021, driven by the following:

	Three months ended
	September 30, 2022		October 3, 2021
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly-owned subsidiaries	$(306)	Chinese renminbi, British pound, Indian rupee	$(8)	Brazilian real, partially offset by Indian rupee, Chinese renminbi
Equity method investments	(58)	Chinese renminbi	6	Chinese renminbi, Indian rupee
Consolidated subsidiaries with a noncontrolling interest	(15)	Indian rupee	2	Indian rupee
Total	$(379)		$—

	Nine months ended
	September 30, 2022		October 3, 2021
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly-owned subsidiaries	$(465)	Chinese renminbi, British pound, Indian rupee	$(36)	British pound, Brazilian real, Indian rupee, Euro, partially offset by Chinese renminbi
Equity method investments	(117)	Chinese renminbi	7	Chinese renminbi, partially offset by Indian rupee
Consolidated subsidiaries with a noncontrolling interest	(38)	Indian rupee	(5)	Indian rupee
Total	$(620)		$(34)

OPERATING SEGMENT RESULTS
Our reportable operating segments consist of the Engine, Distribution, Components, Power Systems and New Power segments. This reporting structure is organized according to the products and markets each segment serves. We use segment EBITDA as a primary basis for the Chief Operating Decision Maker to evaluate the performance of each of our reportable operating segments. We believe EBITDA is a useful measure of our operating performance as it assists investors and debt holders in comparing our performance on a consistent basis without regard to financing methods, capital structure, income taxes or depreciation and amortization methods, which can vary significantly depending upon many factors. Segment amounts exclude certain expenses not specifically identifiable to segments. See NOTE 17, "OPERATING SEGMENTS," to the Condensed Consolidated Financial Statements for additional information and a reconciliation of our segment information to the corresponding amounts in our Condensed Consolidated Statements of Net Income.
On August 3, 2022, we completed the acquisition of Meritor. Segment results include Meritor's activity since the date of acquisition. The results are included in our Components segment in the axles and brakes business while the electric powertrain portion is included in our New Power segment.
We continue to experience supply chain disruptions and related financial impacts reflected as increased cost of sales. Our industry continues to be unfavorably impacted by supply chain constraints leading to shortages across multiple components categories and limiting our collective ability to meet end-user demand. Our customers are also experiencing supply chain issues.
Following is a discussion of results for each of our operating segments.
Engine Segment Results
Financial data for the Engine segment was as follows:

	Three months ended		Favorable/		Nine months ended			Favorable/
	September 30,	October 3,	(Unfavorable)		September 30,		October 3,	(Unfavorable)
In millions	2022	2021	Amount	Percent	2022		2021	Amount	Percent
External sales	$2,063	$1,961	$102	5%	$6,204		$5,776	$428	7%
Intersegment sales	716	617	99	16%	2,103		1,752	351	20%
Total sales	2,779	2,578	201	8%	8,307		7,528	779	10%
Research, development and engineering expenses	140	97	(43)	(44)%	365		288	(77)	(27)%
Equity, royalty and interest income from investees	28	61	(33)	(54)%	131	(1)	278	(147)	(53)%
Interest income	3	3	—	—%	8		7	1	14%
Russian suspension costs(2)	—	—	—	—%	33	(3)	—	(33)	NM
Segment EBITDA	363	391	(28)	(7)%	1,177		1,147	30	3%

			Percentage Points					Percentage Points
Segment EBITDA as a percentage of total sales	13.1%	15.2%		(2.1)	14.2%		15.2%		(1.0)

"NM" - not meaningful information
(1) Includes a $28 million impairment of our joint venture with KAMAZ and $3 million of royalty charges as part of our costs associated with the suspension of our Russian operations. In addition, on February 7, 2022, we purchased Westport Fuel System Inc.'s stake in Cummins Westport Joint Venture. See NOTE 3, "RUSSIAN OPERATIONS," and NOTE 16, "ACQUISITIONS," to our Condensed Consolidated Financial Statements for additional information.

(2) See NOTE 3, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.
(3) Includes $31 million of Russian suspension costs reflected in the Equity, royalty and interest income from investees line above.

Sales for our Engine segment by market were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,	October 3,	(Unfavorable)		September 30,	October 3,	(Unfavorable)
In millions	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Heavy-duty truck	$972	$861	$111	13%	$2,881	$2,527	$354	14%
Medium-duty truck and bus	868	713	155	22%	2,591	2,075	516	25%
Light-duty automotive	466	515	(49)	(10)%	1,420	1,480	(60)	(4)%
Total on-highway	2,306	2,089	217	10%	6,892	6,082	810	13%
Off-highway	473	489	(16)	(3)%	1,415	1,446	(31)	(2)%
Total sales	$2,779	$2,578	$201	8%	$8,307	$7,528	$779	10%

			Percentage Points				Percentage Points
On-highway sales as percentage of total sales	83%	81%		2	83%	81%		2

Unit shipments by engine classification (including unit shipments to Power Systems and off-highway engine units included in their respective classification) were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,	October 3,	(Unfavorable)		September 30,	October 3,	(Unfavorable)
	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Heavy-duty	30,200	29,200	1,000	3%	89,700	89,300	400	—%
Medium-duty	69,800	65,200	4,600	7%	211,200	205,800	5,400	3%
Light-duty	58,300	73,900	(15,600)	(21)%	185,200	210,500	(25,300)	(12)%
Total unit shipments	158,300	168,300	(10,000)	(6)%	486,100	505,600	(19,500)	(4)%
Sales
Engine segment sales for the three months ended September 30, 2022, increased $201 million versus the comparable period in 2021. The following were the primary drivers by market:
•Medium-duty truck and bus sales increased $155 million mainly due to favorable pricing and higher demand (including higher aftermarket sales), especially in North America.
•Heavy-duty truck sales increased $111 million principally due to favorable pricing and stronger demand (including higher aftermarket sales) in North America with higher shipments of 16 percent.
These increases were partially offset by decreased light-duty automotive sales of $49 million primarily due to our indefinite suspension of operations in Russia and lower sales to Stellantis.
Engine segment sales for the nine months ended September 30, 2022, increased $779 million versus the comparable period in 2021. The following were the primary drivers by market:
•Medium-duty truck and bus sales increased $516 million mainly due to favorable pricing and higher demand (including higher aftermarket sales), especially in North America.
•Heavy-duty truck sales increased $354 million principally due to favorable pricing and stronger demand (including higher aftermarket sales), especially in North America with higher shipments of 9 percent.
Segment EBITDA
Engine segment EBITDA for the three months ended September 30, 2022, decreased $28 million versus the comparable period in 2021, primarily due to higher material costs, increased research, development and engineering expenses, increased product coverage, lower equity, royalty and interest income from investees (principally Beijing Foton Cummins Engine Co., Ltd. and the February 7, 2022, purchase of Westport Fuel System Inc.'s stake in Cummins Westport Joint Venture) and manufacturing inefficiencies, partially offset by favorable pricing. See NOTE 16, "ACQUISITIONS," to our Condensed Consolidated Financial Statements for additional information.

Engine segment EBITDA for the nine months ended September 30, 2022, increased $30 million versus the comparable period in 2021, mainly due to favorable pricing, partially offset by higher material costs, lower equity, royalty and interest income from investees (principally decreased earnings at Beijing Foton Cummins Engine Co., Ltd., the $28 million impairment of our Russian joint venture with KAMAZ, lower earnings at Dongfeng Cummins Engine Co., Ltd. and the February 7, 2022, purchase of Westport Fuel System Inc.'s stake in Cummins Westport Joint Venture) and increased research, development and engineering expenses. See NOTE 3, "RUSSIAN OPERATIONS," and NOTE 16, "ACQUISITIONS," to our Condensed Consolidated Financial Statements for additional information.
Distribution Segment Results
Financial data for the Distribution segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,	October 3,	(Unfavorable)		September 30,	October 3,	(Unfavorable)
In millions	2022	2021	Amount	Percent	2022	2021	Amount	Percent
External sales	$2,232	$1,952	$280	14%	$6,590	$5,692	$898	16%
Intersegment sales	7	7	—	—%	19	22	(3)	(14)%
Total sales	2,239	1,959	280	14%	6,609	5,714	895	16%
Research, development and engineering expenses	13	10	(3)	(30)%	39	35	(4)	(11)%
Equity, royalty and interest income from investees	20	15	5	33%	57	47	10	21%
Interest income	4	2	2	100%	9	5	4	80%
Russian suspension costs(1)	—	—	—	—%	55	—	(55)	NM
Segment EBITDA	225	192	33	17%	632	553	79	14%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	10.0%	9.8%		0.2	9.6%	9.7%		(0.1)

"NM" - not meaningful information
(1) See NOTE 3, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.

Sales for our Distribution segment by region were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,	October 3,	(Unfavorable)		September 30,	October 3,	(Unfavorable)
In millions	2022	2021	Amount	Percent	2022	2021	Amount	Percent
North America	$1,512	$1,236	$276	22%	$4,373	$3,637	$736	20%
Asia Pacific	260	238	22	9%	748	679	69	10%
Europe	175	144	31	22%	503	468	35	7%
China	92	81	11	14%	274	245	29	12%
Africa and Middle East	73	74	(1)	(1)%	174	197	(23)	(12)%
Latin America	58	48	10	21%	155	136	19	14%
India	56	51	5	10%	158	142	16	11%
Russia(1)	13	87	(74)	(85)%	224	210	14	7%
Total sales	$2,239	$1,959	$280	14%	$6,609	$5,714	$895	16%

(1) The Distribution segment is organized and managed by geographic regions. The Russia region contains sales to several countries in the geographic area.

Sales for our Distribution segment by product line were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,	October 3,	(Unfavorable)		September 30,	October 3,	(Unfavorable)
In millions	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Parts	$945	$800	$145	18%	$2,859	$2,322	$537	23%
Engines	449	377	72	19%	1,319	1,062	257	24%
Power generation	431	438	(7)	(2)%	1,273	1,310	(37)	(3)%
Service	414	344	70	20%	1,158	1,020	138	14%
Total sales	$2,239	$1,959	$280	14%	$6,609	$5,714	$895	16%

Sales
Distribution segment sales for the three months ended September 30, 2022, increased $280 million versus the comparable period in 2021. The following were the primary drivers by region:
•North American sales increased $276 million, representing 99 percent of the total change in Distribution segment sales, mainly due to higher demand for parts and vocational engines.
The increase was partially offset by the following:
•Russian sales decreased $74 million as a result of our indefinite suspension of operations in Russia.
•Unfavorable foreign currency fluctuations, primarily in the Euro, Australian dollar, South African rand, Indian rupee and Japanese yen.
Distribution segment sales for the nine months ended September 30, 2022, increased $895 million versus the comparable period in 2021. The following were the primary drivers by region:
•North American sales increased $736 million, representing 82 percent of the total change in Distribution segment sales, largely due to higher demand for parts and vocational engines.
The increase was partially offset by unfavorable foreign currency fluctuations, mainly in the Euro, Australian dollar, Japanese yen and Indian rupee.
Segment EBITDA
Distribution segment EBITDA for the three months ended September 30, 2022, increased $33 million versus the comparable period in 2021, primarily due to higher volumes, partially offset by higher compensation expenses, unfavorable foreign currency fluctuations (principally in the South African rand, Japanese yen, Euro, Australian dollar and Indian rupee) and an inventory write-off.
Distribution segment EBITDA for the nine months ended September 30, 2022, increased $79 million versus the comparable period in 2021, mainly due to higher volumes, partially offset by unfavorable foreign currency fluctuations (principally in emerging market currencies, South African rand, Australian dollar and Japanese yen), costs associated with the suspension of our Russian operations, increased freight costs due to supply chain constraints, an inventory write-off and higher compensation expenses. See NOTE 3, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.

Components Segment Results
Financial data for the Components segment was as follows:

	Three months ended			Favorable/		Nine months ended			Favorable/
	September 30,		October 3,	(Unfavorable)		September 30,		October 3,	(Unfavorable)
In millions	2022		2021	Amount	Percent	2022		2021	Amount	Percent
External sales	$2,220		$1,347	$873	65%	$5,214		$4,627	$587	13%
Intersegment sales	483		446	37	8%	1,427		1,312	115	9%
Total sales	2,703		1,793	910	51%	6,641		5,939	702	12%
Research, development and engineering expenses	87		78	(9)	(12)%	236		232	(4)	(2)%
Equity, royalty and interest income from investees	17		10	7	70%	54		41	13	32%
Interest income	4		1	3	NM	7		3	4	NM
Russian suspension costs(1)	1		—	(1)	NM	5		—	(5)	NM
Segment EBITDA	297	(2)	253	44	17%	969	(3)	975	(6)	(1)%

				Percentage Points					Percentage Points
Segment EBITDA as a percentage of total sales	11.0%		14.1%		(3.1)	14.6%		16.4%		(1.8)

"NM" - not meaningful information
(1) See NOTE 3, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.
(2) Includes $45 million of costs related to the acquisition and integration of Meritor and $10 million of costs associated with the planned separation of our filtration business.
(3) Includes $56 million of costs related to the acquisition and integration of Meritor and $15 million of costs associated with the planned separation of our filtration business.
Sales for our Components segment by business were as follows:

	Three months ended			Favorable/		Nine months ended			Favorable/
	September 30,		October 3,	(Unfavorable)		September 30,		October 3,	(Unfavorable)
In millions	2022		2021	Amount	Percent	2022		2021	Amount	Percent
Emission solutions	$853		$793	$60	8%	$2,626		$2,710	$(84)	(3)%
Axles and brakes	732		—	732	NM	732		—	732	NM
Filtration	399		354	45	13%	1,172		1,100	72	7%
Turbo technologies	367	(1)	325	42	13%	1,068	(1)	1,043	25	2%
Electronics and fuel systems	193		210	(17)	(8)%	607		714	(107)	(15)%
Automated transmissions	159		111	48	43%	436		372	64	17%
Total sales	$2,703		$1,793	$910	51%	$6,641		$5,939	$702	12%

"NM" - not meaningful information
(1) The three and nine months ended September 30, 2022, included sales of $43 million and $80 million, respectively, related to the newly acquired Jacobs Vehicle Systems business. See NOTE 16, "ACQUISITIONS," to our Condensed Consolidated Financial Statements for additional information.

Sales
Components segment sales for the three months ended September 30, 2022, increased $910 million versus the comparable period in 2021. The following were the primary drivers by business:
•Axles and brakes sales added $732 million in sales since the completion of the Meritor acquisition.
•Emission solutions sales increased $60 million primarily due to stronger demand in North America.
•Automated transmissions sales increased $48 million principally due to higher demand in North America.
•Filtration sales increased $45 million mainly due to stronger demand in North America and Latin America.
•Turbo technologies sales increased $42 million largely due to higher demand in North America, partially offset by weaker demand in China.
These increases were partially offset by unfavorable foreign currency fluctuations primarily in the Euro, Indian rupee and Chinese renminbi.

Components segment sales for the nine months ended September 30, 2022, increased $702 million versus the comparable period in 2021. The following were the primary drivers by business:
•Axles and brakes sales added $732 million in sales since the completion of the Meritor acquisition.
•Filtration sales increased $72 million mainly due to stronger demand in North America and Latin America, partially offset by lower demand in China.
These increases were partially offset by the following:
•Electronics and fuel systems sales decreased $107 million principally due to weaker demand in China, partially offset by higher demand in North America.
•Unfavorable foreign currency fluctuations, primarily in the Euro, Indian rupee and British pound.
Segment EBITDA
Components segment EBITDA for the three months ended September 30, 2022, increased $44 million versus the comparable period in 2021, mainly due to favorable pricing and higher volumes, partially offset by Meritor acquisition and integration costs.
Components segment EBITDA for the nine months ended September 30, 2022, decreased $6 million versus the comparable period in 2021, primarily due to higher material costs and Meritor acquisition and integration costs, partially offset by favorable pricing.
Power Systems Segment Results
Financial data for the Power Systems segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,	October 3,	(Unfavorable)		September 30,	October 3,	(Unfavorable)
In millions	2022	2021	Amount	Percent	2022	2021	Amount	Percent
External sales	$773	$688	$85	12%	$2,190	$1,999	$191	10%
Intersegment sales	576	476	100	21%	1,522	1,330	192	14%
Total sales	1,349	1,164	185	16%	3,712	3,329	383	12%
Research, development and engineering expenses	62	55	(7)	(13)%	184	172	(12)	(7)%
Equity, royalty and interest income from investees	10	11	(1)	(9)%	31	32	(1)	(3)%
Interest income	3	1	2	NM	5	3	2	67%
Russian suspension costs(1)	—	—	—	—%	19	—	(19)	NM
Segment EBITDA	193	134	59	44%	411	399	12	3%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	14.3%	11.5%		2.8	11.1%	12.0%		(0.9)

"NM" - not meaningful information
(1) See NOTE 3, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.
Sales for our Power Systems segment by product line were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,	October 3,	(Unfavorable)		September 30,	October 3,	(Unfavorable)
In millions	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Power generation	$739	$664	$75	11%	$2,060	$1,930	$130	7%
Industrial	483	412	71	17%	1,304	1,135	169	15%
Generator technologies	127	88	39	44%	348	264	84	32%
Total sales	$1,349	$1,164	$185	16%	$3,712	$3,329	$383	12%

Sales
Power Systems segment sales for the three months ended September 30, 2022, increased $185 million versus the comparable period in 2021. The following were the primary drivers by product line:
•Power generation sales increased $75 million primarily due to higher demand in North America, Latin America, the Middle East and Asia Pacific and favorable pricing, partially offset by weaker demand in China.
•Industrial sales increased $71 million principally due to stronger aftermarket demand and improved oil and gas sales in North America.
•Generator technologies sales increased $39 million mainly due to higher demand in Europe, China, India and North America.
These increases were partially offset by unfavorable foreign currency fluctuations, primarily in the Euro, British pound and Indian rupee.
Power Systems segment sales for the nine months ended September 30, 2022, increased $383 million versus the comparable period in 2021. The following were the primary drivers by product line:
•Industrial sales increased $169 million due to stronger aftermarket demand and improved oil and gas sales in North America and China.
•Power generation sales increased $130 million due to improved pricing and higher demand in Latin America, India and the Middle East.
•Generator technologies sales increased $84 million due to higher demand in Europe and India.
These increases were partially offset by unfavorable foreign currency fluctuations, primarily in the Euro, British pound and Indian rupee.
Segment EBITDA
Power Systems segment EBITDA for the three months ended September 30, 2022, increased $59 million versus the comparable period in 2021, mainly due to favorable pricing, partially offset by higher material costs.
Power Systems segment EBITDA for the nine months ended September 30, 2022, increased $12 million versus the comparable period in 2021, primarily due to favorable pricing, partially offset by higher material costs, increased freight costs due to supply chain constraints and costs associated with the suspension of our Russian operations.
New Power Segment Results
The New Power segment designs, manufactures, sells and supports hydrogen production solutions as well as electrified power systems with innovative components and subsystems, including battery, fuel cell and electric powertrain technologies. The New Power segment is currently in the early stages of commercializing these technologies with efforts primarily focused on the development of our electroloyzers for hydrogen production and electrified power systems and related components and subsystems.
Financial data for the New Power segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,	October 3,	(Unfavorable)		September 30,	October 3,	(Unfavorable)
In millions	2022	2021	Amount	Percent	2022	2021	Amount	Percent
External sales	$45	$20	$25	NM	$106	$77	$29	38%
Intersegment sales	5	3	2	67%	17	5	12	NM
Total sales	50	23	27	NM	123	82	41	50%
Research, development and engineering expenses	46	26	(20)	(77)%	121	75	(46)	(61)%
Equity, royalty and interest loss from investees	(5)	(3)	(2)	(67)%	(12)	(1)	(11)	NM
Segment EBITDA	(96)	(58)	(38)	(66)%	(243)	(169)	(74)	(44)%

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
Positive Trends
•We expect demand for pick-up, medium-duty and heavy-duty trucks in North America to remain strong.
•We believe market demand for trucks in India will continue to be strong.
•We anticipate demand in our aftermarket business will continue to be robust, driven primarily by increased truck utilization in North America and improved demand in our Power Systems business.
Challenges
•Supply constraints driven by strong demand in multiple end markets and regions may lead to increased costs, including higher freight and conversion costs.
•Continued increases in material costs, as well as other inflationary pressures, could negatively impact earnings.
•Our industry's sales continue to be unfavorably impacted by supply chain constraints leading to shortages across multiple components categories and limiting our collective ability to meet end-user demand. Our customers are also experiencing other supply chain issues limiting full production capabilities.
•Resurgence of COVID-19 lockdowns in several cities in China negatively impacted the economy and our end markets. Future lockdowns will contribute to further disruptions in the global supply chain, reducing both our revenues and profitability.
•We expect market demand in truck and construction markets in China to remain at low levels through the remainder of 2022, impacting our revenues, joint venture earnings and net income.
•The indefinite suspension of our operations in Russia is expected to impact our revenue and profitability. The 2021 sales through our wholly-owned distributor in Russia and direct sales into Russia were 2.7 percent of net sales.
•We expect to continue to incur incremental expenses as a result of the completion of the Meritor, Inc. acquisition and its integration into our business.
•The completion of the Meritor, Inc. acquisition impacted our liquidity and resulted in incremental interest expense for debt utilized in funding the transaction, which will negatively impact future net income.
•We expect the planned separation of our filtration business, into a stand-alone company, will result in incremental expenses.

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

Dollars in millions	September 30, 2022	December 31, 2021
Working capital (1)	$3,868	$5,225
Current ratio	1.37	1.74
Accounts and notes receivable, net	$4,799	$3,990
Days' sales in receivables	59	59
Inventories	$5,543	$4,355
Inventory turnover	4.0	4.6
Accounts payable (principally trade)	$4,000	$3,021
Days' payable outstanding	59	57
Total debt	$8,115	$4,159
Total debt as a percent of total capital	46.4%	31.5%

(1) Working capital includes cash and cash equivalents.
Cash Flows
Cash and cash equivalents were impacted as follows:

	Nine months ended
In millions	September 30, 2022	October 3, 2021	Change
Net cash provided by operating activities	$1,145	$1,524	$(379)
Net cash used in investing activities	(3,496)	(278)	(3,218)
Net cash provided by (used in) financing activities	2,111	(2,079)	4,190
Effect of exchange rate changes on cash and cash equivalents	147	20	127
Net decrease in cash and cash equivalents	$(93)	$(813)	$720

Net cash provided by operating activities decreased $379 million for the nine months ended September 30, 2022, versus the comparable period in 2021, primarily due to higher working capital requirements of $253 million and lower net income of $225 million, partially offset by $107 million of increases in other miscellaneous items. The higher working capital requirements resulted in a cash outflow of $719 million compared to a cash outflow of $466 million in the comparable period in 2021, mainly due to decreased accrued expenses as a result of lower variable compensation accruals in 2022, partially offset by a lower spend in inventories.
Net cash used in investing activities increased $3.2 billion for the nine months ended September 30, 2022, versus the comparable period in 2021, primarily due to the acquisitions of Meritor, Jacobs Vehicle Systems and Cummins Westport Joint Venture, net of cash acquired, of $3.0 billion.
Net cash provided by financing activities decreased $4.2 billion for the nine months ended September 30, 2022, versus the comparable period in 2021, primarily due to higher net borrowings of commercial paper of $2.2 billion, increased proceeds from borrowings of $2.0 billion (principally our $2.0 billion term loan) and lower repurchases of common stock of $0.9 billion, partially offset by higher payments on borrowings and finance lease obligations of $1.0 billion ($0.9 billion of which relates to debt assumed in the Meritor acquisition that was retired during the third quarter of 2022).
The effect of exchange rate changes on cash and cash equivalents for the nine months ended September 30, 2022, versus the comparable period in 2021, increased $127 million primarily due to favorable fluctuations in the British pound, partially offset by unfavorable fluctuations in the Chinese renminbi.

Sources of Liquidity
We generate significant ongoing cash flow. Cash provided by operations is our principal source of liquidity with $1,145 million generated in the nine months ended September 30, 2022. Our sources of liquidity include:

	September 30, 2022
In millions	Total	U.S.	International	Primary location of international balances
Cash and cash equivalents	$2,499	$866	$1,633	China, Singapore, Belgium, Australia, Mexico, Canada
Marketable securities (1)	466	96	370	India
Total	$2,965	$962	$2,003
Available credit capacity
Revolving credit facilities (2)	$1,607
International and other uncommitted domestic credit facilities	$230

(1) The majority of marketable securities could be liquidated into cash within a few days.
(2) The five-year credit facility for $2.0 billion, the 364-day credit facility for $1.5 billion and the $500 million incremental 364-day credit facility, maturing August 2026 and August 2023, respectively, are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. At September 30, 2022, we had $2,393 million of commercial paper outstanding, which effectively reduced our available capacity under our revolving credit facilities to $1.6 billion.

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
Debt Facilities and Other Sources of Liquidity
On July 13, 2022, we entered into a loan agreement under which we may obtain delayed-draw loans in an amount up to $2.0 billion in the aggregate prior to October 13, 2022. We drew down the entire $2.0 billion balance on August 2, 2022, to help fund the acquisition of Meritor. The interest rate is based on SOFR for the one-month interest period plus the relevant spread. The loan will mature on August 1, 2025. The agreement contains customary events of default and financial and other covenants, including maintaining a net debt to capital ratio of no more than 0.65 to 1.0.
On August 17, 2022, we entered into an amended and restated 364-day credit agreement, which allows us to borrow up to $1.5 billion of unsecured funds at any time prior to August 16, 2023. This credit agreement amended and restated the prior $1.5 billion 364-day credit facility that matured on August 17, 2022. On August 17, 2022, we also entered into an incremental 364-day credit agreement, which allows us to borrow up to $500 million of unsecured funds at any time prior to August 16, 2023.
In connection with the new credit agreements, on August 17, 2022, we entered into an amendment to our $2.0 billion five-year facility to replace LIBOR with SOFR as an interest rate benchmark and to make other conforming changes to interest rate determinations.
We have access to committed credit facilities totaling $4.0 billion, including the $1.5 billion 364-day facility that expires August 16, 2023, $500 million incremental 364-day facility that expires August 16, 2023, and our $2.0 billion five-year facility that expires on August 18, 2026. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. We intend to maintain credit facilities at the current or higher aggregate amounts by renewing or replacing these facilities at or before expiration. There were no outstanding borrowings under these facilities at September 30, 2022.

We can issue up to $4.0 billion of unsecured, short-term promissory notes (commercial paper) pursuant to the Board authorized commercial paper programs. These programs facilitate the private placement of unsecured short-term debt through third-party brokers. We use the net proceeds from the commercial paper borrowings for acquisitions and general corporate purposes. The total combined borrowing capacity under the revolving credit facilities and commercial programs should not exceed $4.0 billion. At September 30, 2022, we had $2.4 billion of commercial paper outstanding, which effectively reduced our available capacity under our revolving credit facilities to $1.6 billion.
As a well-known seasoned issuer, we filed an automatic shelf registration of an undetermined amount of debt and equity with the Securities and Exchange Commission (SEC) on February 8, 2022. Under this shelf registration we may offer, from time to time, debt securities, common stock, preferred and preference stock, depositary shares, warrants, stock purchase contracts and stock purchase units.
In July 2017, the U.K.'s Financial Conduct Authority, which regulates the London Interbank Offered Rate (LIBOR), announced it intends to phase out LIBOR by the end of 2021. The cessation date for submission and publication of rates for certain tenors of LIBOR has since been extended until mid-2023. Various central bank committees and working groups continue to discuss replacement of benchmark rates, the process for amending existing LIBOR-based contracts and the potential economic impacts of different alternatives. The Alternative Reference Rates Committee has identified the SOFR as its preferred alternative rate for U.S. dollar LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. We have evaluated the potential impact of the replacement of the LIBOR benchmark interest rate including risk management, internal operational readiness and monitoring the Financial Accounting Standards Board standard-setting process to address financial reporting issues that might arise in connection with transition from LIBOR to a new benchmark rate. While we do not believe the change will materially impact us due to our operational and system readiness coupled with relevant contractual fallback language, we continue to evaluate all eventual transition risks. In anticipation of LIBOR's phase out, our most recent revolving credit agreements include a well-documented transition mechanism for selecting a benchmark replacement rate for LIBOR, subject to our agreement. Additionally, with respect to our $1.3 billion in LIBOR-based fixed to variable rate swaps maturing in 2025 and 2030, we reviewed and believe our adherence to the 2020 LIBOR fallback protocol will allow for a smooth transition to the designated replacement rate when that transition occurs.
On September 30, 2022, certain of our subsidiaries entered into a $1.0 billion credit agreement (Credit Agreement), consisting of a $400 million revolving credit facility and a $600 million term loan facility (Facilities), in anticipation of the separation of our filtration business. Borrowings under the Credit Agreement will not become available under the Credit Agreement unless and until, among other things, there is a sale to the public of shares in our subsidiary that holds the filtration business (Parent Borrower). The Credit Agreement will automatically terminate if no such public sale of shares of Parent Borrower occurs on or prior to March 30, 2023. Borrowings under the Credit Agreement would be available to Parent Borrower and one or more of its subsidiaries (Borrower). If borrowings become available under the Credit Agreement, the Facilities would mature on September 30, 2027.
Borrowings under the Credit Agreement would bear interest at varying rates, depending on the type of loan and, in some cases, the rates of designated benchmarks and the applicable Borrower’s election. Generally, U.S. dollar-denominated loans would bear interest at adjusted term SOFR (which includes a 0.10 percent credit spread adjustment to term SOFR) for the applicable interest period plus a rate ranging from 1.125 percent to 1.75 percent depending on Parent Borrower's net leverage ratio.
Supply Chain Financing
We currently have supply chain financing programs with financial intermediaries, which provide certain vendors the option to be paid by financial intermediaries earlier than the due date on the applicable invoice. When a vendor utilizes the program and receives an early payment from a financial intermediary, they take a discount on the invoice. We then pay the financial intermediary the face amount of the invoice on the regularly scheduled due date. The maximum amount that we may have outstanding under the program is $495 million. We do not reimburse vendors for any costs they incur for participation in the program and their participation is completely voluntary. As a result, all amounts owed to the financial intermediaries are presented as Accounts payable in our Condensed Consolidated Balance Sheets. Amounts due to the financial intermediaries reflected in accounts payable at September 30, 2022, were $227 million.
Accounts Receivable Factoring Arrangements
We assumed an accounts receivable factoring program from the acquisition of Meritor with a total amount utilized at September 30, 2022, of $235 million, of which $215 million was attributable to committed factoring facilities. The remaining amount of $20 million was related to factoring by certain of Meritor's European subsidiaries under uncommitted factoring facilities with financial institutions. The receivables under all of these programs are sold at face value and are excluded from the Condensed Consolidated Balance Sheets. Total facility size, utilized amounts, readily available amounts and expiration dates for each of these programs are shown in the table below.

	Current Expiration	Total Facility Size at September 30, 2022		Utilized at September 30, 2022
In millions		EUR	USD	EUR	USD
Off-balance sheet arrangements
Committed Swedish factoring facility(1)(2)	March 2024	€155	$151	€144	$139
Committed U.S. factoring facility(1)	February 2023	N/A	75	—	76
Uncommitted U.K. factoring facility(3)	February 2025	25	24	2	2
Uncommitted Italy factoring facility	June 2025	30	29	11	11
Other uncommitted factoring facilities(4)	None	N/A	N/A	7	7
Total off-balance sheet arrangements		€210	$279	€164	$235

(1) Actual amounts may exceed the bank's commitment at the bank's discretion.
(2) The factoring program is supported by a 364-day committed credit facility through June 22, 2023.
(3) The U.K. factoring facility enables the factoring of British pound and Euro denominated accounts receivable.
(4) There is no explicit facility size under the agreement, but the counterparty approves the purchase of receivable tranches as its discretion.

The Swedish facility is backed by a 364-day liquidity commitment, which was renewed through June 22, 2023. Commitments under all of Meritor's factoring facilities are subject to standard terms and conditions for these types of arrangements (including, in the case of the U.K. and Italy commitments, a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the respective programs).
We received $108 million of proceeds from receivables sold, and costs associated with all of the off-balance sheet arrangements described above were $1 million since the August 3, 2022, acquisition date.
We intend to wind down existing Meritor factoring programs into 2023.
Uses of Cash
Meritor Acquisition
On August 3, 2022, we completed the acquisition of Meritor, Inc. (Meritor). The total purchase price, including debt that was retired on the closing date, was $2.9 billion. In addition, we assumed $1.0 billion of additional debt, of which $0.9 billion was retired prior to the end of the third quarter. See NOTE 16, "ACQUISITIONS," to our Condensed Consolidated Financial Statements for additional information.
Dividends
We paid dividends of $633 million during the nine months ended September 30, 2022. In July 2022, the Board authorized an increase to our quarterly dividend of approximately 8 percent from $1.45 per share to $1.57 per share.
Stock Repurchases
In December 2021, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the 2019 repurchase plan. In December 2019, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the 2018 repurchase plan. In the first nine months of 2022, we made the following purchases under the 2019 stock repurchase program:

In millions, except per share amounts	Shares Purchased	Average Cost Per Share	Total Cost of Repurchases	Remaining Authorized Capacity (1)
March 31	1.6	$199.27	$311	$2,281
June 30	0.1	194.00	36	2,245
September 30	0.2	197.72	23	2,222
Total	1.9	198.65	$370

(1) The remaining $222 million authorized capacity under the 2019 plan was calculated based on the cost to purchase the shares, but excludes commission expenses in accordance with the authorized plan.

We intend to repurchase outstanding shares from time to time during 2022 to enhance shareholder value.

Capital Expenditures
Capital expenditures, including spending on internal use software, for the nine months ended September 30, 2022, were $497 million versus $398 million in the comparable period in 2021. We plan to spend an estimated $850 million to $900 million in 2022 on capital expenditures related to our legacy Cummins businesses and an additional $40 million to $50 million for Meritor, excluding internal use software, with over 60 percent of these expenditures expected to be invested in North America. In addition, we plan to spend an estimated $55 million to $65 million on internal use software in 2022.
Current Maturities of Short and Long-Term Debt
We had $2.4 billion of commercial paper outstanding at September 30, 2022, that matures in less than one year. The maturity schedule of our existing long-term debt does not require significant cash outflows until 2023 when our 3.65 percent senior notes and 2025 when our term loan and 0.75 percent senior notes are due. Required annual long-term debt principal payments range from $13 million to $2.5 billion over the next five years (including the remainder of 2022). See NOTE 11, "DEBT," to the Condensed Consolidated Financial Statements for additional information.
Pensions
Our global pension plans, including our unfunded and non-qualified plans, were 121 percent funded at December 31, 2021. Our U.S. defined benefit plan, which represented approximately 52 percent of the worldwide pension obligation, was 138 percent funded, and our U.K. defined benefit plan was 127 percent funded at December 31, 2021. As part of the Meritor acquisition, we recorded assets of $147 million and liabilities of $105 million on our Condensed Consolidated Balance Sheets related to Meritor's postretirement benefit plans. The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans. In the first nine months of 2022, the investment loss on our U.S. pension trust was 5.1 percent while our U.K. pension trust loss was 21.7 percent. We anticipate making additional defined benefit pension contributions during the remainder of 2022 of $7 million for our U.S. and U.K. qualified and non-qualified pension plans. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2022 annual net periodic pension cost to approximate $20 million.
Redeemable Noncontrolling Interests
A .19 minority shareholder in one of our businesses, Hydrogenics Corporation (Hydrogenics), has, among other rights and subject to related obligations and restrictive covenants, rights that are exercisable between September 2022 and September 2026 to require us to (1) purchase such shareholder's shares (Put Option) at an amount up to the fair market value (calculated pursuant to a process outlined in the shareholders' agreement) and (2) sell to such shareholder Hydrogenics' electrolyzer business at an amount up to the fair market value of the electrolyzer business (calculated pursuant to a process outlined in the shareholders’ agreement). We recorded the estimated fair value of the Put Option as redeemable noncontrolling interests in our Condensed Consolidated Financial Statements with an offset to additional paid-in capital. At September 30, 2022, the redeemable noncontrolling interest balance was $252 million.
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

Management's Assessment of Liquidity
Our financial condition and liquidity remain strong. Our solid balance sheet and credit ratings enable us to have ready access to credit and the capital markets. We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities. We believe our access to capital markets, our existing cash and marketable securities, operating cash flow and revolving credit facilities provide us with the financial flexibility needed to fund acquisitions, common stock repurchases, dividend payments, targeted capital expenditures, projected pension obligations, working capital and debt service obligations through 2022 and beyond. We continue to generate significant cash from operations and maintain access to our revolving credit facilities and commercial paper programs as noted above.

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
A discussion of our critical accounting estimates may be found in the “Management’s Discussion and Analysis” section of our 2021 Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.” Within the context of these critical accounting estimates, other than noted below we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first nine months of 2022.
Fair Value of Intangible Assets
We make strategic acquisitions that may have a material impact on our consolidated results of operations or financial position. We allocate the purchase price of acquired businesses to the assets acquired and liabilities assumed in the transaction at their estimated fair values. The determination of the fair value of intangible assets, which represent a significant portion of the purchase price in many of our acquisitions can be complex and requires the use of significant judgment with regard to (i) the fair value and (ii) the period and the method by which the intangible asset will be amortized. We use information available to us to make fair value determinations and engage independent valuation specialists, when necessary, to assist in the fair value determination of significant acquired intangibles. We estimate the fair value of acquisition-related intangible assets principally based on projections of cash flows that will arise from identifiable intangible assets of acquired businesses, which includes estimates of discount rates, revenue growth rates, EBITDA, royalty rates, customer attrition rates and technology obsolesce rates. The projected cash flows are discounted to determine the present value of the assets at the dates of acquisition. Although we believe the projections, assumptions and estimates made were reasonable and appropriate, these estimates require significant judgment by management, are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Any adjustments subsequent to the measurement period are recorded to our consolidated statements of income. See NOTE 16, "ACQUISITIONS," to our Condensed Consolidated Financial Statements for additional information about our recent business combinations.
ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
A discussion of quantitative and qualitative disclosures about market risk may be found in Item 7A of our 2021 Form 10-K. There have been no material changes in this information since the filing of our 2021 Form 10-K.
ITEM 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). As permitted by SEC guidance for newly acquired businesses, the evaluation did not include an assessment of those disclosure controls and procedures that are subsumed by and did not include an assessment of internal control over financial reporting as it relates to Meritor, Inc. (Meritor), which was acquired on August 3, 2022. Based upon that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
Except as described below, there has been no change in our internal control over financial reporting during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
On August 3, 2022, we completed the acquisition of Meritor. As part of our ongoing integration of the Meritor business, we are continuing to incorporate our controls and procedures into Meritor and to augment our company-wide controls to reflect the risks inherent in an acquisition of this type. As permitted by the SEC guidance for newly acquired businesses, our report on our internal control over financial reporting in the Annual Report on Form 10-K for the year ending December 31, 2022, will include a scope exception that excludes the acquired Meritor business in order for management to have sufficient time to evaluate and implement our internal control structure over the operations of the Meritor business.

PART II.  OTHER INFORMATION
ITEM 1.  Legal Proceedings
The matters described under "Legal Proceedings" in NOTE 13, "COMMITMENTS AND CONTINGENCIES," to the Condensed Consolidated Financial Statements are incorporated herein by reference.
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
We previously announced that we are conducting a formal internal review of our emissions certification process and compliance with emission standards with respect to all of our pick-up truck applications, following conversations with the EPA and CARB regarding certification of our engines for model year 2019 RAM 2500 and 3500 trucks. During conversations with the EPA and CARB about the effectiveness of our pick-up truck applications, the regulators raised concerns that certain aspects of our emissions systems may reduce the effectiveness of our emissions control systems and thereby act as defeat devices. As a result, our internal review focuses, in part, on the regulators’ concerns. We are working closely with the regulators to enhance our emissions systems to improve the effectiveness of all of our pick-up truck applications and to fully address the regulators’ requirements. Based on discussions with the regulators, we have developed a new calibration for the engines in model year 2019 RAM 2500 and 3500 trucks that has been included in all engines shipped since September 2019. During our ongoing discussions, the regulators turned their attention to other model years and other engines, most notably our pick-up truck applications for RAM 2500 and 3500 trucks for model years 2013 through 2018 and Titan trucks for model years 2016 through 2019. In connection with these and other ongoing discussions with the EPA and CARB, we are developing a new software calibration and will recall model years 2013 through 2018 RAM 2500 and 3500 trucks. We accrued $30 million for the RAM recall during the first quarter of 2022, an amount that reflected our current estimate of the cost of that recall. We are also developing a new software calibration and hardware fix and will recall model years 2016 through 2019 Titan trucks. We accrued $29 million for the Titan recall during the third quarter of 2022, an amount that reflected our current estimate of the cost of that recall.

We will continue to work together closely with the relevant regulators to develop and implement recommendations for improvement and seek to reach further resolutions as part of our ongoing commitment to compliance. Due to the presence of many unknown facts and circumstances, we are not yet able to estimate any further financial impact of these matters. It is possible that the consequences resulting from our formal review and these regulatory processes could have a material adverse impact on our results of operations and cash flows.
BUSINESS CONDITIONS / DISRUPTIONS
The ongoing conflict between Russia and Ukraine, and the global response (including government bans or restrictions on doing business in Russia), could have a material adverse impact on our results of operations, financial condition and cash flows.
Given the nature of our business and our global operations, political, economic, and other conditions in foreign countries and regions, including geopolitical risks such as the current conflict between Russia and Ukraine, may adversely affect our results of operations, financial condition and cash flows. We have suspended our commercial operations in Russia indefinitely, which resulted in a $158 million charge in the first quarter of 2022. In the second quarter, we recovered certain inventory and other expense amounts reserved in the first quarter and incurred some small additional charges resulting in a net recovery of $47 million. In the third quarter, we incurred $4 million of additional contract termination charges, and we recovered certain bad debt expenses and inventory amounts reserved in the first quarter for a net charge of $1 million. We may incur additional charges as conditions continue to evolve including with respect to our planned extrication from our relationship with KAMAZ Publicly Traded Company and its subsidiaries, including the unconsolidated joint venture. In addition, we have experienced, and expect to continue to experience, an inability to collect customer receivables and may be the subject of litigation in connection with our suspension of commercial operations in Russia. The broader consequences of this conflict, which may include further sanctions, embargoes, regional instability, and geopolitical shifts; potential retaliatory action by the Russian government against companies, including possible nationalization of foreign businesses in Russia; increased tensions between the United States and countries in which we operate; and the extent of the conflict’s effect on our business and results of operations as well as the global economy, cannot be predicted. To the extent the current conflict between Russia and Ukraine adversely affects our business, it may also have the effect of heightening many other risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation, particularly with regard to raw material, transportation and labor price fluctuations; disruptions to our information technology environment, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; disruptions in global supply chains; and our exposure to foreign currency exchange rate changes.
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
Our ability to fully realize all of the anticipated benefits, including enhanced revenue, earnings, and cash flow, from our acquisition of Meritor will depend, in substantial part, on our ability to successfully integrate the products into our segments, launch the Meritor products around the world and achieve our projected sales goals. While we believe we will ultimately achieve these objectives, it is possible that we will be unable to achieve all of these objectives within our anticipated time frame or in the anticipated amounts. If we are not able to successfully complete the integration of the Meritor business or implement our Meritor strategy, we may not fully realize the anticipated benefits, including enhanced revenue, earnings, and cash flows, from this acquisition or such anticipated benefits may take longer to realize than expected. As part of the purchase accounting associated with the acquisition, significant goodwill and intangible asset balances were recorded on the consolidated balance sheet. If cash flows from the acquisition fall short of our anticipated amounts, these assets could be subject to non-cash impairment charges, negatively impacting our earnings.
ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following information is provided pursuant to Item 703 of Regulation S-K:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
July 1 - July 31	73,856	$193.02	73,856	$2,231
August 1 - August 31	—	—	—	2,231
September 1 - September 30	42,589	205.86	42,589	2,222
Total	116,445	197.72	116,445

(1) Shares purchased represent shares under the Board authorized share repurchase program.
(2) Shares repurchased under our Key Employee Stock Investment Plan only occur in the event of a participant default, which cannot be predicted, and were excluded from this column.
In December 2021, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the 2019 repurchase plan. In December 2019, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the 2018 repurchase plan. During the three months ended September 30, 2022, we repurchased $23 million of common stock under the 2019 authorization. The dollar value remaining available for future purchases under the 2019 program at September 30, 2022, was $222 million.
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
10.1
Fourth Amended and Restated 364-Day Credit Agreement, dated as of August 17, 2022, by and among Cummins Inc., the subsidiary borrowers referred to therein, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.(incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Cummins Inc. with the Securities and Exchange Commission on August 19, 2022 (File No. 001-04949)).

10.2
Incremental 364-Day Credit Agreement, dated as of August 17, 2022, by and among Cummins Inc., the subsidiary borrowers referred to therein, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Cummins Inc. with the Securities and Exchange Commission on August 19, 2022 (File No. 001-04949)).

10.3
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of August 17, 2022, by and among Cummins Inc., the subsidiary borrowers referred to therein, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Cummins Inc. with the Securities and Exchange Commission on August 19, 2022 (File No.001-04949)).

10.4
Credit Agreement, dated as of September 30, 2022, among FILT Red, Inc., Cummins Filtration Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Cummins Inc. with the Securities and Exchange Commission on September 30, 2022 (File No.001-04949)).

10.5
Guaranty, dated as of September 30, 2022, by Cummins Inc. in favor of Bank of America, N.A., as administrative agent for the lenders party to the Credit Agreement. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Cummins Inc. with the Securities and Exchange Commission on September 30, 2022 (File No.001-04949)).

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
* Filed with this quarterly report on Form 10-Q are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Net Income for the three and nine months ended September 30, 2022 and October 3, 2021, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and October 3, 2021, (iii) the Condensed Consolidated Balance Sheets at September 30, 2022 and December 31, 2021, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and

October 3, 2021, (v) the Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interests and Equity for the three and nine months ended September 30, 2022 and October 3, 2021 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cummins Inc.
Date:	November 4, 2022

	By:	/s/ MARK A. SMITH	By:	/s/ LUTHER E. PETERS
		Mark A. Smith		Luther E. Peters
		Vice President and Chief Financial Officer		Vice President-Controller
		(Principal Financial Officer)		(Principal Accounting Officer)