Form 10-K
period 2022-12-31
CUMMINS INC
filed 2023-02-14
CIK 26172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒    No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting stock held by non-affiliates was approximately $27.3 billion at June 30, 2022. This value includes all shares of the registrant's common stock, except for treasury shares.
As of January 31, 2023, there were 141,375,256 shares outstanding of $2.50 par value common stock.
Documents Incorporated by Reference
Portions of the registrant's definitive Proxy Statement for its 2023 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission on Schedule 14A within 120 days after the end of 2022, will be incorporated by reference in Part III of this Form 10-K to the extent indicated therein upon such filing.

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
•changes in taxation;
•global legal and ethical compliance costs and risks;
•evolving environmental and climate change legislation and regulatory initiatives;
•future bans or limitations on the use of diesel-powered products;
BUSINESS CONDITIONS / DISRUPTIONS
•failure to successfully integrate and / or failure to fully realize all of the anticipated benefits of the acquisition of Meritor, Inc. (Meritor);
•raw material, transportation and labor price fluctuations and supply shortages;
•any adverse effects of the conflict between Russia and Ukraine and the global response (including government bans or restrictions on doing business in Russia);
•aligning our capacity and production with our demand;
•the actions of, and income from, joint ventures and other investees that we do not directly control;
•large truck manufacturers' and original equipment manufacturers' customers discontinuing outsourcing their engine supply needs or experiencing financial distress, or change in control;
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
•increasing interest rates;
•challenging markets for talent and ability to attract, develop and retain key personnel;
•climate change, global warming, more stringent climate change regulations, accords, mitigation efforts, greenhouse gas (GHG) regulations or other legislation designed to address climate change;
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
•failure to meet environmental, social and governance (ESG) expectations or standards, or achieve our ESG goals;
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

PART I
ITEM 1.    Business
OVERVIEW
We were founded in 1919 as Cummins Engine Company, a corporation in Columbus, Indiana and one of the first diesel engine manufacturers. In 2001, we changed our name to Cummins Inc. We are a global power leader that designs, manufactures, distributes and services diesel, natural gas, electric and hybrid powertrains and powertrain-related components including filtration, aftertreatment, turbochargers, fuel systems, controls systems, air handling systems, automated transmissions, axles, drivelines, brakes, suspension systems, electric power generation systems, batteries, electrified power systems, electric powertrains, hydrogen production and fuel cell products. We sell our products to original equipment manufacturers (OEMs), distributors, dealers and other customers worldwide. We serve our customers through a service network of approximately 460 wholly-owned, joint venture and independent distributor locations and more than 10,000 Cummins certified dealer locations in approximately 190 countries and territories.
Meritor Acquisition
On August 3, 2022, we completed the acquisition of Meritor with a purchase price of $2.9 billion (including debt repaid concurrent with the acquisition). Our consolidated results and segment results include Meritor's activity since the date of acquisition. Meritor was split into the newly formed axles and brakes business and electric powertrain. The results for the axles and brakes business are included in our Components segment while the electric powertrain portion is included in our New Power segment. See NOTE 2, "ACQUISITIONS," to the Consolidated Financial Statements for additional information.
Supply Chain Disruptions
We continue to experience supply chain disruptions, increased price levels and related financial impacts reflected as increased cost of sales and inventory holdings. Our industry continues to be unfavorably impacted by supply chain constraints leading to shortages and price increases across multiple component categories and limiting our collective ability to meet end-user demand. Our customers are also experiencing supply chain issues. Should the supply chain issues continue for an extended period of time or worsen, the impact on our production and supply chain could have a material adverse effect on our results of operations, financial condition and cash flows.
OPERATING SEGMENTS
We have five complementary operating segments: Engine, Components, Distribution, Power Systems and New Power. These segments share technology, customers, strategic partners, brand recognition and our distribution network in order to compete more efficiently and effectively in their respective markets. In each of our operating segments, we compete worldwide with a number of other manufacturers and distributors that produce and sell similar products. Our products primarily compete on the basis of performance, price, total cost of ownership, fuel economy, emissions compliance, speed of delivery, quality and customer support.
We use segment earnings or losses before interest expense, income taxes, depreciation and amortization and noncontrolling interests (EBITDA) as the primary basis for the Chief Operating Decision Maker to evaluate the performance of each of our reportable operating segments. We believe EBITDA is a useful measure of our operating performance as it assists investors and debt holders in comparing our performance on a consistent basis without regard to financing methods, capital structure, income taxes or depreciation and amortization methods, which can vary significantly depending upon many factors. See NOTE 24, "OPERATING SEGMENTS," to the Consolidated Financial Statements for additional information and a reconciliation of our segment information to the corresponding amounts in our Consolidated Statements of Net Income.

Engine Segment
Engine segment sales and EBITDA as a percentage of consolidated results were:

	Years ended December 31,
	2022	2021	2020
Percent of consolidated net sales(1)	31%	33%	32%
Percent of consolidated EBITDA(1)	38%	39%	41%

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
•Light-duty automotive (Pick-up and Light Commercial Vehicle (LCV)) - We manufacture 105 to 400 horsepower diesel engines, including engines for the pick-up truck market for Stellantis N.V. (Stellantis) in North America and LCV markets in Latin America and China.
•Off-highway - We manufacture diesel engines that range from 48 to 715 horsepower serving key global markets including construction, mining, marine, rail, oil and gas, defense and agriculture and also the power generation business for standby, mobile and distributed power generation solutions throughout the world.
The principal customers of our heavy-duty truck engines include truck manufacturers such as PACCAR Inc. (PACCAR), Traton Group (Traton, formerly Navistar International Corporation) and Daimler Trucks North America (Daimler). The principal customers of our medium-duty truck engines include truck manufacturers such as Daimler, Traton and PACCAR. The principal customers of our light-duty on-highway engines are Anhui Jianghuai Automobile Group Co., Ltd., Volkswagen Caminhões e Ônibus and China National Heavy Duty Truck Group. The principal customer of our pick-up on-highway engines is Stellantis. We sell our industrial engines to manufacturers of construction and agricultural equipment including Hyundai Heavy Industries, Xuzhou Construction Machinery Group, Komatsu, John Deere, JLG Industries, Inc. and Guangxi LiuGong Machinery Co., Ltd.
In the Engine segment, our competitors vary from country to country, with local manufacturers generally predominant in each geography. Other independent engine manufacturers include Weichai Power Co. Ltd. and Deutz AG. Truck OEMs may also elect to produce their own engines, and we must provide competitive products to win and keep their business. Truck OEMs that currently produce some or all of their own engines include Daimler, PACCAR, Traton, Volvo Powertrain, Ford Motor Company, China First Auto Works, Dongfeng Motor Corporation, CNH Industrial and Isuzu.

Components Segment
Components segment sales and EBITDA as a percentage of consolidated results were:

	Years ended December 31,
	2022	2021	2020
Percent of consolidated net sales(1)	28%	26%	24%
Percent of consolidated EBITDA(1)	33%	33%	32%

(1) Measured before intersegment eliminations

The Components segment supplies products which complement the Engine and Power Systems segments, including aftertreatment systems, turbochargers, transmissions, filtration products, electronics, fuel systems, axles, drivelines, brakes and suspension systems for commercial diesel and natural gas applications. We develop aftertreatment systems, turbochargers, fuel systems, drivetrain systems, transmissions and electronics to meet increasingly stringent emission and fuel economy standards. We manufacture filtration systems for on- and off-highway heavy-duty and medium-duty equipment, and we are a supplier of filtration products for industrial vehicle applications.
The Components segment is organized around the following businesses:
•Emission solutions - We are a global leader in designing, manufacturing and integrating aftertreatment technology and solutions for the commercial on- and off-highway light-duty, medium-duty, heavy-duty and high-horsepower engine markets. Aftertreatment is the mechanism used to convert engine emissions of criteria pollutants, such as particulate matter, nitrogen oxides (NOx), carbon monoxide and unburned hydrocarbons into harmless emissions. Our products include custom engineering systems and integrated controls, oxidation catalysts, particulate filters, selective catalytic reduction systems and engineered components, including dosers. Our emission solutions business primarily serves markets in North America, Europe, China, India, Brazil and Asia Pacific. We serve both OEM first fit and retrofit customers.
•Axles and brakes - We design, manufacture and supply drivetrain systems, including axles, drivelines, brakes and suspension systems primarily for commercial vehicle and industrial applications. We also market and sell truck, trailer, on- and off-highway and other products principally for OEM dealers and other independent distributors and service garages within the aftermarket industry. We primarily serve markets in North America, Europe, South America, India, Asia Pacific and China.
•Filtration - We design, manufacture and sell filters, coolants and chemical products. Our filtration business offers over 8,800 products for first fit and aftermarket applications including air filters, fuel filters, fuel water separators, lube filters, hydraulic filters, coolants, fuel additives and other filtration systems to OEMs, dealers/distributors and end-users. We support a wide customer base in a diverse range of markets including on- and off-highway segments such as oil and gas, agriculture, mining, construction, power generation and marine. We produce and sell globally recognized Fleetguard® branded products globally including in North America, Europe, Asia Pacific, South America, China, Africa and Middle East. Fleetguard products are available through thousands of distribution points worldwide.
•Turbo technologies - We design, manufacture and market turbochargers and engine brakes for light-duty, medium-duty, heavy-duty and high-horsepower markets with worldwide sales and distribution. We provide critical valvetrain and air handling technologies for engines to meet challenging performance requirements and worldwide emission standards. We primarily serve markets in North America, Europe, China, India, Asia Pacific and Brazil.
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
•Automated transmissions - We develop and supply automated transmissions for the heavy-duty commercial vehicle market. Automated transmissions include automated manual transmissions, dual-clutch transmissions and automatic transmissions for internal combustion engines. The Eaton Cummins Automated Transmission Technologies (ECJV) joint venture is a consolidated 50/50 joint venture between Cummins Inc. and Eaton Corporation Plc. and serves markets in North America and China.

Customers of the Components segment generally include the Engine, Distribution and Power Systems segments, joint ventures including Tata Cummins Ltd. and Beijing Foton Cummins Engine Co., Ltd., truck manufacturers and other OEMs, many of which are also customers of the Engine segment, such as PACCAR, Traton, Daimler, Beiqi Foton Motor Company, Volvo, Stellantis, Komatsu and other manufacturers that use our components in their product platforms.
The Components segment competes with other manufacturers of aftertreatment systems, filtration, turbochargers, fuel systems, drivetrain systems and transmissions. Our primary competitors in these markets include Robert Bosch GmbH, Donaldson Company, Inc., Parker-Hannifin Corporation, Mann+Hummel Group, Garrett Motion, Inc., Borg-Warner Inc., Tenneco Inc., Eberspacher Holding GmbH & Co. KG, Denso Corporation, Allison Transmission, Aisin Seiki Co., Ltd., ZF Friedrichshafen AG and Dana Incorporated.
Distribution Segment
Distribution segment sales and EBITDA as a percentage of consolidated results were:

	Years ended December 31,
	2022	2021	2020
Percent of consolidated net sales(1)	26%	26%	29%
Percent of consolidated EBITDA(1)	22%	20%	22%

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
The Distribution segment was historically organized and managed as eight geographic regions, including North America, Asia Pacific, Europe, China, Commonwealth of Independent States (CIS and historically mostly Russia), Africa and Middle East, India and Latin America. As the result of the indefinite suspension of our Russian operations due to the conflict in Ukraine in 2022, we are re-evaluating our regional structure for the remaining operations, excluding Russia, for 2023 and future years. Across these regions, our locations compete with distributors or dealers that offer similar products. In many cases, these competing distributors or dealers are owned by, or affiliated with the companies that are listed as competitors of the Engine, Components or Power Systems segments. These competitors vary by geographical location and application market.
Power Systems Segment
Power Systems segment sales and EBITDA as a percentage of consolidated results were:

	Years ended December 31,
	2022	2021	2020
Percent of consolidated net sales(1)	14%	15%	15%
Percent of consolidated EBITDA(1)	15%	14%	11%

(1) Measured before intersegment eliminations

The Power Systems segment is organized around the following product lines:
•Power generation - We are a global OEM offering standby and prime power generators ranging from 2 kilowatts to 3.5 megawatts, as well as controls, paralleling systems and transfer switches, for customers with consumer, commercial, industrial, data center, health care, prime rental fleet and defense applications. We also provide turnkey solutions for distributed generation and energy management applications using natural gas, diesel and newer alternative sustainable fuels such as hydrotreated vegetable oil and renewable natural gas.

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
Our customer base for Power Systems offerings is highly diversified, with customer groups varying based on their power needs. China, India, Europe, Asia Pacific, Latin America, the Middle East and Africa are our largest geographic markets outside of North America.
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
New Power Segment
The New Power segment designs, manufactures, sells and supports hydrogen production solutions as well as electrified power systems with innovative components and subsystems, including battery, fuel cell and electric powertrain technologies. The New Power segment is currently in the early stages of commercializing these technologies with efforts primarily focused on the development of our electrolyzers for hydrogen production and electrified power systems and related components and subsystems.
We anticipate our customer base for New Power offerings will be highly diversified, representing multiple end markets with a broad range of application requirements. This includes new markets, like the growing green hydrogen market, which we serve with our leading electrolyzer technologies. We will continue to pursue relationships in markets as they adopt hydrogen and electric solutions.
In the markets served by the New Power segment, we compete with emerging fuel cell and battery companies, powertrain component manufacturers, vertically integrated OEMs and entities providing hydrogen production solutions. Our primary competitors include Proterra Inc, Daimler, PACCAR, Volvo, Traton, BYD Company Limited, Dana Incorporated, BorgWarner Inc., Ballard Power Systems, Inc., Nel ASA and Plug Power Inc.
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
Financial information about our investments in joint ventures and alliances is incorporated by reference from NOTE 4, "INVESTMENTS IN EQUITY INVESTEES," to the Consolidated Financial Statements.

Our equity income from these investees was as follows:

	Years ended December 31,
In millions	2022			2021		2020
Manufacturing entities
Dongfeng Cummins Engine Company, Ltd.	$45		20%	$82	19%	$63		17%
Beijing Foton Cummins Engine Co., Ltd.	37		17%	112	26%	113		30%
Chongqing Cummins Engine Company, Ltd.	32		14%	39	9%	35		9%
Tata Cummins, Ltd.	27		12%	18	4%	19	(1)	5%
All other manufacturers	28	(2)	12%	131	32%	115	(3)	30%
Distribution entities
Komatsu Cummins Chile, Ltda.	44		20%	32	8%	31		8%
All other distributors	11		5%	10	2%	2		1%
Cummins share of net income(4)	$224		100%	$424	100%	$378		100%

(1) Includes $18 million in favorable adjustments related to tax changes within India's 2020-2021 Union Budget of India (India Tax Law Change) passed in March 2020. See NOTE 5, "INCOME TAXES," to our Consolidated Financial Statements for additional information on India Tax Law Change.

(2) Includes a $28 million impairment of our joint venture with KAMAZ and $3 million of royalty charges as part of our costs associated with the suspension of our Russian operations. In addition, on February 7, 2022, we purchased Westport Fuel System Inc.'s stake in Cummins Westport, Inc. (Westport JV). See NOTE 2, "ACQUISITIONS," and NOTE 23, "RUSSIAN OPERATIONS," to our Consolidated Financial Statements for additional information.

(3) Includes $19 million in favorable adjustments related to India Tax Law Change, impairment charges of $13 million and loss on sale of business of $8 million for a joint venture in the Power Systems segment. See NOTE 5, "INCOME TAXES," to our Consolidated Financial Statements for additional information on India Tax Law Change.

(4) This total represents our share of net income of our equity investees and is exclusive of royalties and interest income from our equity investees. To see how this amount reconciles to Equity, royalty and interest income from investees in the Consolidated Statements of Net Income, see NOTE 4, "INVESTMENTS IN EQUITY INVESTEES," to our Consolidated Financial Statements for additional information.

Manufacturing Entities
Our manufacturing joint ventures were generally formed with customers and are primarily intended to allow us to increase our market penetration in geographic regions, reduce capital spending, streamline our supply chain management and develop technologies. Our largest manufacturing joint ventures are based in China and are included in the list below. Our engine manufacturing joint ventures are supplied by our Components segment in the same manner as it supplies our wholly-owned Engine segment and Power Systems segment manufacturing facilities. Our Components segment joint ventures and wholly-owned entities provide electronics, fuel systems, filtration, aftertreatment systems, turbocharger products, axles, drivelines, braking systems and automated transmissions that are used with our engines as well as some competitors' products. The results and investments in our joint ventures in which we have 50 percent or less ownership interest (except for Eaton Cummins Automated Transmission Technologies joint venture, which is consolidated due to our majority voting interest) discussed below are included in equity, royalty and interest income from investees and investments and advances related to equity method investees in our Consolidated Statements of Net Income and Consolidated Balance Sheets, respectively.
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
•Beijing Foton Cummins Engine Co., Ltd. - Beijing Foton Cummins Engine Co., Ltd. is a joint venture in China with Beiqi Foton Motor Co., Ltd., a commercial vehicle manufacturer, which has two distinct lines of business - a light-duty business and a heavy-duty business. The light-duty business produces our families of ISF 2.5 liter to 4.5 liter high performance light-duty diesel engines in Beijing. These engines are used in light-duty and medium-duty commercial trucks, pick-up trucks, buses, multipurpose and sport utility vehicles with main markets in China and Brazil. Certain types of small construction equipment and industrial applications are also served by these engine families. The heavy-duty business produces the X11, X12, X13 and X15, ranging from 10.5 liter to 14.5 liter, high performance heavy-duty diesel engines and natural gas engines in Beijing. Certain types of construction equipment and industrial applications are also served by these engine families.

•Chongqing Cummins Engine Company, Ltd. - Chongqing Cummins Engine Company, Ltd. is a joint venture in China with Chongqing Machinery and Electric Co. Ltd. This joint venture manufactures several models of our heavy-duty and high-horsepower diesel engines primarily serving the industrial and stationary power markets in China.
•Tata Cummins, Ltd. - Tata Cummins, Ltd. is a joint venture in India with Tata Motors Ltd., the largest automotive company in India and a member of the Tata group of companies. This joint venture manufactures Cummins' 3.80 to 8.9-liter diesel and natural gas engines in India with a power range from 75 to 400 horsepower for use in trucks manufactured by Tata Motors, as well as for various industrial and power generation applications for Cummins.
Distribution Entity
Komatsu Cummins Chile, Ltda. - Komatsu Cummins Chile, Ltda. is a joint venture with Komatsu America Corporation. The joint venture is a distributor that offers the full range of our products and services to customers and end-users in Chile and Peru. See further discussion of our distribution network under the Distribution segment section above.
Non-Wholly-Owned Subsidiaries
We have a majority voting interest in ECJV by virtue of a tie-breaking vote on the joint venture’s board of directors. ECJV develops and supplies automated transmissions for the heavy-duty commercial vehicle markets in North America and China.
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
We use a combination of proactive and reactive methodologies to enhance our understanding of supply base risks, which guide the development of risk monitoring and sourcing strategies. Our category strategy process supports the review of our long-term needs and guides decisions on what we make internally and what we purchase externally. For the items we decide to purchase externally, the strategies also identify the suppliers we should enter into long-term supply agreements to provide the best technology, the lowest total cost and highest supply chain performance. We design and/or manufacture our strategic components used in or with our engines and power generation units and New Power products. Key suppliers are managed through long-term supply agreements that seek to secure capacity, delivery, quality and cost requirements are met over an extended period.
Other important elements of our sourcing strategy include the following:
•expanding risk management scope to include sub-tier value chain suppliers for critical components;
•broadening dual and multi-sourcing where applicable;
•selecting and managing suppliers to comply with our Supplier Code of Conduct; and
•assuring our suppliers comply with our prohibited and restricted materials policy.
As we adjust to the current global supply chain challenges, global inflationary pressures and other global macroeconomic forces, we are experiencing supply chain disruptions, incremental costs and related challenges throughout the supply chain. We continue to monitor the supply chain disruptions utilizing early detection technology complemented by structured supplier risk and resiliency assessments. We increased frequency of formal and informal supplier engagement to address potentially impactful supply base constraints and enhanced collaboration to develop specific countermeasures to mitigate risks. Our global team, located in different regions of the world, uses various approaches to identify and resolve threats to supply continuity.

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
LARGEST CUSTOMERS
We have thousands of customers around the world and have developed long-standing business relationships with many of them. PACCAR is our largest customer, accounting for 16 percent of our consolidated net sales in 2022, 15 percent in 2021 and 15 percent in 2020. We have long-term supply agreements with PACCAR for our heavy-duty and medium-duty engines and aftertreatment systems. While a significant number of our sales to PACCAR are under long-term supply agreements, these agreements provide for particular engine requirements for specific vehicle models and not a specific volume of engines or aftertreatment systems. PACCAR is our only customer accounting for more than 10 percent of our net sales in 2022. The loss of this customer or a significant decline in the production level of PACCAR vehicles that use our engines would have an adverse effect on our results of operations and financial condition. We have supplied engines to PACCAR for 78 years. A summary of principal customers for each operating segment is included in our segment discussion.
In addition to our agreement with PACCAR, we have long-term heavy-duty and medium-duty engine and aftertreatment system supply agreements with Traton and Daimler. We also have an agreement with Stellantis to supply engines for its Ram trucks. Collectively, our net sales to these four customers, including PACCAR, were 36 percent of our consolidated net sales in 2022, 33 percent in 2021 and 32 percent in 2020. Excluding PACCAR, net sales to any single customer were less than 8 percent of our consolidated net sales in 2022, less than 8 percent in 2021 and less than 7 percent in 2020. These agreements contain standard purchase and sale agreement terms covering engine, aftertreatment and engine parts pricing, quality and delivery commitments, as well as engineering product support obligations. The basic nature of our agreements with OEM customers is that they are long-term price and operations agreements that help provide for the availability of our products to each customer through the duration of the respective agreements. Agreements with most OEMs contain bilateral termination provisions giving either party the right to terminate in the event of a material breach, change of control or insolvency or bankruptcy of the other party.
BACKLOG
As we adjust to the current global supply chain challenges, global inflationary pressures and other global macroeconomic forces, we are experiencing supply chain disruptions, incremental costs and related challenges throughout the supply chain. The supply chain disruptions are impacting our business as well as our suppliers and customers resulting in longer lead times in some of our businesses. We have supply agreements with some truck and off-highway equipment OEMs, however most of our business is transacted through open purchase orders. These open orders are historically subject to month-to-month releases and are subject to cancellation on reasonable notice without cancellation charges and therefore are not considered firm. We are working closely with our suppliers as discussed in the Supply section above as well as with customers to meet the demand and work through backlogs as efficiently as possible.
RESEARCH AND DEVELOPMENT
In 2022, we continued to invest in future critical technologies and products. We will continue to make investments to develop new products and improve our current technologies to meet future emission standards around the world, improvements in fuel economy performance of diesel and natural gas powered engines and related components as well as development activities around battery electric, fuel cell electric and hydrogen engine solutions.
Our research and development programs are focused on product improvements, product extensions, innovations and cost reductions for our customers. Research and development expenditures include salaries, contractor fees, building costs, utilities, testing, technical information technology expenses, administrative expenses and allocation of corporate costs and are expensed, net of contract reimbursements, when incurred. From time to time, we enter into agreements with customers and government agencies to fund a portion of the research and development costs of a particular project. When not associated with a sales contract, we generally account for these reimbursements as an offset to the related research and development expenditure. Research and development expenses, net of contract reimbursements, were $1.2 billion in 2022, $1.1 billion in 2021 and $903 million in 2020. Contract reimbursements were $110 million, $104 million and $86 million in 2022, 2021 and 2020, respectively.

ENVIRONMENTAL SUSTAINABILITY
We are committed to making people's lives better by powering a more prosperous world. That prosperity includes strong communities, robust business and environmental sustainability.
The highest level of accountability for our climate-related risks and opportunities is with the Safety, Environment and Technology (SET) Committee of the Board of Directors (the Board). The internal Action Committee for Environmental Sustainability meets monthly and reports to the Chief Executive Officer (CEO) and to the SET Committee at least annually.
In 2019, we introduced PLANET 2050, a sustainability strategy focused on three priority areas: addressing climate change and air emissions, using natural resources in the most sustainable way and improving communities. Additional commitments followed including Cummins Water Works, our program for strengthening communities through sustainable water and addressing the global water crisis, and Destination Zero, our long-term product decarbonization strategy. The PLANET 2050 strategy includes nine specific goals to achieve by 2030, including science-based carbon dioxide reduction targets for newly sold products and facilities, as well as aspirational targets for 2050. We started reporting progress in 2022. Key areas of focus in 2022 included product decarbonization pathways, customer sustainability collaboration and circular economy efforts such as incorporating expanded lifecycle analysis tools.
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
The most recent Sustainability Progress Report, prior reports and a Data Book of more detailed environmental data in accordance with the Global Reporting Initiative's Standard core compliance designation is available on our website at www.cummins.com. Our annual submission to the Carbon Disclosure Project (CDP) for climate change and water are also available on the website. The climate submission provides information on our scenario planning for climate and other risks and detailed facility emissions data as requested by CDP. We also published reports in accordance with the Sustainability Accounting Standards Board as well as the framework of the Task Force on Climate-Related Financial Disclosures. These reports and data book are not incorporated into this Form 10-K by reference.
We continue to articulate our positions on key public policy issues and on a wide range of environmental issues. We are actively engaged around the world to promote science-based climate policies by working with regulatory, industry and other stakeholders, including joining advocacy groups and testifying before legislators and regulators. We will continue to work in partnership with others to advocate for tough, clear and enforceable regulations around the globe to address air and GHG emissions. In 2022, we were named to the S&P Dow Jones World and North American Sustainability Indices. It was the seventeenth consecutive time we were named to the North American index and the second time we were named to the world index since 2013. In 2021, we were named one of the inaugural recipients of the Terra Carta Seal by the Sustainable Markets Initiative, the effort founded by King Charles III while the Prince of Wales to recognize industry leaders in environmental sustainability. In addition, in 2022 we were awarded a gold medal for sustainability performance by EcoVadis, a globally collaborative platform for trading partners to share sustainability performance information.
We were named to Investor Business Daily's Best ESG Companies list for performance on environmental, social and governance matters, ranking number 27. We were also ranked number 47 among Barron's Top 100 Most Sustainable Companies.
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
Announced in late 2019 and launched in early 2020, the Product Compliance and Regulatory Affairs team leads both engine emissions certification and compliance and regulatory affairs initiatives and reports to the SET Committee of the Board at least annually. This organization is led by the Vice President - Product Compliance and Regulatory Affairs. The focus of this organization is to strengthen our ability to design great products that help our customers win while complying with increasingly challenging global emission regulations. The organization also works to enhance our collaboration with the agencies setting the direction and regulations of emissions as we strive to meet every expectation today while planning for future changes.
Following conversations with the U.S. Environmental Protection Agency (EPA) and California Air Resources Board (CARB) regarding certification for the engines in the 2019 RAM 2500 and 3500 trucks, we made the decision to review our certification process and compliance with emission standards. This review is being conducted with external advisors as we strive to ensure the certification and compliance processes for all of our pick-up truck applications are consistent with our internal policies, engineering standards and applicable laws. During conversations with the EPA and CARB about the effectiveness of our pick-up truck applications, the regulators raised concerns that certain aspects of our emissions systems may reduce the effectiveness of our emissions control systems and thereby act as defeat devices. As a result, our internal review focuses, in part, on the regulators’ concerns. We are working closely with the regulators to enhance our emissions systems to improve the effectiveness of all of our pick-up truck applications and to fully address the regulators’ requirements. Based on discussions with the regulators, we have developed a new calibration for the engines in model year 2019 RAM 2500 and 3500 trucks that has been included in all engines shipped since September 2019. During our ongoing discussions, the regulators turned their attention to other model years and other engines, most notably our pick-up truck applications for RAM 2500 and 3500 trucks for model years 2013 through 2018 and Titan trucks for model years 2016 through 2019. We have also been in communication with Environmental and Climate Change Canada regarding similar issues relating to some of these very same platforms. In connection with these and other ongoing discussions with the EPA and CARB, we are developing a new software calibration and will recall model years 2013 through 2018 RAM 2500 and 3500 trucks. We are also developing a new software calibration and hardware fix and will recall model years 2016 through 2019 Titan trucks. We will continue to work together closely with the relevant regulators to develop and implement recommendations for improvement as part of our ongoing commitment to compliance. See NOTE 15, "COMMITMENTS AND CONTINGENCIES," to the Consolidated Financial Statements for additional information.
Engine Certifications
Our engines are certified globally through various categories within on-highway and off-highway applications. Regulations in these categories typically control nitrogen oxides (NOx), particulate matter (PM) and GHG. The current on-highway NOx and PM emission standards came into effect in India on April 1, 2020, (Bharat Stage VI), China on July 1, 2019, (National Standard NS VI), the European Union (EU) on January 1, 2013, (Euro VI) and on January 1, 2010, for the EPA. To meet these regulations, mid-range and heavy-duty engines for India, China, EU and EPA require NOx aftertreatment. NOx reduction is achieved by an integrated technology solution comprised of the XPI High Pressure Common Rail fuel system, SCR technology (in some cases), next-generation cooled EGR, advanced electronic controls, proven air handling and the Cummins Diesel Particulate Filter (DPF). The Ministry of Road Transport and Highways, Ministry of Ecology and Environment, EU, EPA and CARB certified that our engines meet the current emission requirements. Emission standards in international markets, including Japan, Mexico, Australia and Brazil are becoming more stringent. We believe that our experience in meeting the EU and EPA emission standards leaves us well positioned to take advantage of opportunities in these markets as the need for emission control capability grows.
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
Other Environmental Statutes and Regulations
Expenditures for environmental control activities and environmental remediation projects at our facilities in the U.S. were not a substantial portion of our annual expenses and are not expected to be material in 2023. We believe we are in compliance in all material respects with laws and regulations applicable to our plants and operations.
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
HUMAN CAPITAL RESOURCES
At December 31, 2022, we employed approximately 73,600 persons worldwide, which includes the addition of more than 10,000 employees to our organization through acquisitions completed in 2022. Approximately 23,400 of our employees worldwide are represented by various unions under collective bargaining agreements that expire between 2023 and 2027.
Throughout our more than 100-year history, we always recognized that people drive the strength of our business and our ability to effectively serve our clients and sustain our competitive position. We are focused on harmonizing our approach to talent to provide seamless opportunities and better experiences to our employees around the world. Our workforce strategy cultivates an environment where all employees, regardless of employee type and location, know what is expected of them, are rewarded based on performance and have access to differentiated experiences, tools and leadership coaching to help them develop. This strategy has several key focus areas: creating a diverse, accessible, equitable and inclusive work environment; engaging employees and their families in improving wellness; developing self-aware and effective leaders and extending our talent development programs to our workforce at every level and job type.
Leadership and Talent Management
Managing our human capital resources is a key focus of the company. In 2020, the Board recast our Compensation Committee as the Talent Management and Compensation Committee to reflect the Board’s commitment to overseeing and providing guidance to our leadership team in this important work.
We strive to create a leadership culture that begins with authentic leaders who create an outstanding place to work by encouraging all employees to achieve their full potential. We encourage leaders to connect our people and their work to our mission, vision, values, brand promise and strategies of the company, motivating and giving them a higher sense of purpose. We have designed leadership and talent development programs for employees ranging from the manufacturing floor and technicians through middle management and executives. When an individual joins Cummins, we are committed to providing both that employee and their manager with the tools and resources to manage their career and navigate in a large global organization. Through our Talent Management strategy our goal is to provide all employees access to the development and career opportunities that a global company enables.
Competitive Pay and Benefits
To attract and retain the best employees, we focus on providing competitive pay and benefits. Our programs target the market for competitiveness and sustainability while ensuring that we honor our core values. We provide benefit programs with the goal of improving the physical, mental and financial wellness of our employees throughout their lifetime. Some examples include base and variable pay, medical, paid time off, retirement saving plans and employee stock purchase plans.
When designing our base pay compensation ranges, we do market analyses to be sure ranges are current and our employees are advancing their earning potential. We also do annual compensation studies to assess market movement, pay equity and living wages. We review wages globally as we continuously work to ensure we are fair, equitable, competitive and can attract and retain the best talent. As an example, during 2022, to recognize extraordinary efforts by employees during the challenges over the last several years, as well as to promote retention in a period of tight labor markets, a one-time employee recognition bonus was provided.

We also provide diverse benefit programs that are aligned with our values and focused on supporting employees and their families based on their unique needs, some of which are: tiered health care costs so that more junior employees pay less for their premiums; paid parental leave for primary and secondary caregivers; advanced medical services from clinicians to support complex health care needs and employee assistance programs with diverse providers that can meet a range of employee needs from race related trauma to financial planning to transgender transition support.
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
Since 2020, we have taken many steps in the employee safety and wellness area including the following:
•Executed robust safety protocols for essential on-site personnel.
•Implemented a remote work environment where possible for employees who prefer working off-site.
•Launched a global mental health awareness campaign to destigmatize conditions such as depression and encourage employees to seek support offered by us.
•Launched an aggressive global effort to acquire vaccines and provide them on-site or near-site to our employees, their families and other stakeholders. By partnering with governments and health care providers, we facilitated the delivery of over 45,000 doses of approved vaccines to employees at or near the workplace. This includes over 5,000 shots in the U.S., over 30,000 shots in India and over 10,000 shots in Mexico.
Diversity, Equity and Inclusion
Diversity, equity and inclusion at all levels of the company are critical to our ability to innovate, to win in the marketplace and to create sustainable success. Having diverse, accessible, equitable and inclusive workplaces allows us to attract and retain the best employees to deliver results for our shareholders. This is exemplified by the composition of the Board of which 5 of 13 directors are female and 3 of 13 directors are ethnically diverse. In addition, 47 percent of our leadership team is female including our Chief Executive Officer (CEO). We disclose publicly the percentage of women in supervisory roles and the overall workforce. We also launched several initiatives to increase representation of minorities in the workplace. We created a Global Inclusion Leadership Council to oversee more than 100 employee resource groups around the world to provide opportunities to employees from all backgrounds for leadership training, cross cultural learning and professional development. We developed and piloted a diversity, equity and inclusion learning curriculum with a focus on awareness of privilege and unconscious bias. In 2020, we launched Cummins Advocating for Racial Equity (CARE), which seeks to drive a sustainable impact in dismantling institutional racism and creating systemic equity. CARE now has hundreds of employees engaged and has deployed over $30 million in funding to fight racial injustice in the U.S.
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

We also have a Corporate Governance webpage. You can access our Governance Documents webpage through our internet site, www.cummins.com, by clicking on the heading "About" followed by "Cummins Inc. Investor Website" then "Board & ESG" and select "Governance Documents" from the drop-down menu. Code of Conduct, Committee Charters and other governance documents are included at this site. Our Code of Conduct applies to all employees, regardless of their position or the country in which they work. It also applies to the employees of any entity owned or controlled by us. We will post any amendments to the Code of Conduct and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange LLC (NYSE), on our internet site. The information on our internet site is not incorporated by reference into this report.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Following are the names and ages of our executive officers, their positions with us at January 31, 2023 and summaries of their backgrounds and business experience:

Name and Age	Present Cummins Inc. position and year appointed to position	Principal position during the past five years other than Cummins Inc. position currently held
N. Thomas Linebarger (60)	Chairman of the Board of Directors and Executive Chairman (2022)	Chairman of the Board of Directors and Chief Executive Officer (2012-2022)
Jennifer Rumsey (49)	President and Chief Executive Officer (2022)	President and Chief Operating Officer (2021-2022) Vice President and President—Components (2019-2020) Vice President—Chief Technical Officer (2015-2019)
Sharon R. Barner (65)	Vice President—Chief Administrative Officer and Corporate Secretary (2021)	Vice President—General Counsel and Corporate Secretary (2020-2021) Vice President—General Counsel (2012-2020)
Marvin Boakye (49)	Vice President—Chief Human Resources Officer (2022)	Chief People and Diversity Officer—Papa John's International (2019-2022) Chief People Officer—Papa John's International (2019) Vice President, Human Resources—Andeavor (2017-2019)
Jenny M. Bush (48)	Vice President and President—Power Systems (2022)	Vice President—Cummins Sales & Service North America (2017-2022)
Amy R. Davis (53)	Vice President and President—New Power (2020)	Vice President—Cummins Filtration (2018-2020) General Manager—Filtration Business (2015-2018)
Tracy A. Embree (49)	Vice President and President— Distribution Business (2019)	Vice President and President— Components (2015-2019)
Bonnie Fetch (52)	Vice President—Global Supply Chain and Manufacturing (2022)	Vice President—DBU Supply Chain Services (2020-2022) Executive Director, Supply Chain—DBU (2018-2020)
Walter J. Fier (58)	Vice President—Chief Technical Officer (2019)	Vice President—Engineering, Engine Business (2015-2019)
Donald G. Jackson (53)	Vice President—Treasury and Tax (2020)	Vice President—Treasurer (2015-2020)
Nicole Y. Lamb-Hale (56)	Vice President—Chief Legal Officer (2022)	Vice President—General Counsel (2021-2022) Managing Director and Washington, DC City Leader—Kroll (2020-2021) Managing Director—Kroll (2016-2020)
Mahesh M. Narang (47)	Vice President and President—Components (2021)	Vice President and President—Cummins Emissions Solutions (2017-2021)
Srikanth Padmanabhan (58)	Vice President and President—Engine Business (2016)
Luther E. Peters (50)	Vice President—Controller (2022)	Vice President—Controller, Components (2017-2022)
Livingston L. Satterthwaite (62)	Senior Vice President (2022)	Vice Chairman (2021-2022) President and Chief Operating Officer (2019-2021) Vice President and President—Distribution Business (2015-2019)
Mark A. Smith (55)	Vice President—Chief Financial Officer (2019)	Vice President—Financial Operations (2016-2019)
Nathan R. Stoner (45)	Vice President—China ABO (2020)	General Manager—Partnerships and EBU China Joint Venture Business (2018-2020) General Manager—Power Systems Business, China (2016-2018)
Jeffrey T. Wiltrout (42)	Vice President—Corporate Strategy (2022)	Executive Director—Corporate Development (2021-2022) Strategy Director—Power Systems Business Unit (2018-2021) Corporate Strategy Director (2016-2018)
Our CEO is elected annually by the Board and holds office until the meeting of the Board at which her election is next considered. Other officers are appointed by the CEO, are ratified by the Board and hold office for such period as the CEO or the Board may prescribe.

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
We previously announced that we are conducting a formal internal review of our emissions certification process and compliance with emission standards with respect to all of our pick-up truck applications, following conversations with the EPA and CARB regarding certification of our engines for model year 2019 RAM 2500 and 3500 trucks. During conversations with the EPA and CARB about the effectiveness of our pick-up truck applications, the regulators raised concerns that certain aspects of our emissions systems may reduce the effectiveness of our emissions control systems and thereby act as defeat devices. As a result, our internal review focuses, in part, on the regulators’ concerns. We are working closely with the regulators to enhance our emissions systems to improve the effectiveness of all of our pick-up truck applications and to fully address the regulators’ requirements. Based on discussions with the regulators, we have developed a new calibration for the engines in model year 2019 RAM 2500 and 3500 trucks that has been included in all engines shipped since September 2019. During our ongoing discussions, the regulators turned their attention to other model years and other engines, most notably our pick-up truck applications for RAM 2500 and 3500 trucks for model years 2013 through 2018 and Titan trucks for model years 2016 through 2019. We have also been in communication with Environmental and Climate Change Canada regarding similar issues relating to some of these very same platforms. In connection with these and other ongoing discussions with the EPA and CARB, we are developing a new software calibration and will recall model years 2013 through 2018 RAM 2500 and 3500 trucks. We accrued $30 million for the RAM recall during the first quarter of 2022, an amount that reflected our current estimate of the cost of that recall. We are also developing a new software calibration and hardware fix and will recall model years 2016 through 2019 Titan trucks. We accrued $29 million for the Titan recall during the third quarter of 2022, an amount that reflected our current estimate of the cost of that recall.

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
We manufacture, sell and service products globally and rely upon a global supply chain to deliver the raw materials, components, systems and parts that we need to manufacture and service our products. Changes in laws, regulations and government policies on foreign trade and investment can affect the demand for our products and services, cause non-U.S. customers to shift preferences toward domestically manufactured or branded products and impact the competitive position of our products or prevent us from being able to sell products in certain countries. Our business benefits from free trade agreements, such as the United States-Mexico-Canada Agreement and the U.S. trade relationship with China, Brazil and France and efforts to withdraw from, or substantially modify such agreements or arrangements, in addition to the implementation of more restrictive trade policies, such as more detailed inspections, higher tariffs (including, but not limited to, additional tariffs on the import of steel or aluminum and imposition of new or retaliatory tariffs against certain countries, including based on developments in U.S. and China relations), import or export licensing requirements and exchange controls or new barriers to entry, could limit our ability to capitalize on current and future growth opportunities in international markets, impair our ability to expand the business by offering new technologies, products and services, and could adversely impact our production costs, customer demand and our relationships with customers and suppliers. Any of these consequences could have a material adverse effect on our results of operations, financial condition and cash flows.
Embargoes, sanctions and export controls imposed by the U.S. and other governments restricting or prohibiting transactions with certain persons or entities, including financial institutions, to certain countries or regions, or involving certain products, limit the sales of our products. Embargoes, sanctions and export control laws are changing rapidly for certain geographies, including with respect to China. In particular, changing U.S. export controls and sanctions on China, as well as other restrictions affecting transactions involving China and Chinese parties, could affect our ability to collect receivables, provide aftermarket and warranty support for our products, sell products and otherwise impact our reputation and business, any of which could have a material adverse effect on our results of operations, financial condition and cash flows.
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

Evolving environmental and climate change legislation and regulatory initiatives may adversely impact our operations, could impact the competitive landscape within our markets and could negatively affect demand for our products.
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

Concern over climate change has resulted in, and could continue to result in, new legal or regulatory requirements designed to reduce or mitigate the effects of greenhouse gas (GHG) emissions. We may become subject to additional legislation, regulations or accords regarding climate change, and compliance with any new rules could be difficult and costly, including increased capital expenditures. Our failure to successfully comply with any such legislation, regulation or accord could also impact our ability to compete in our markets and decrease demand for our products.
Future bans or limitations on the use of diesel-powered vehicles or other applications could have a material adverse impact on our business over the long term.
In an effort to limit GHG emissions and combat climate change, multiple countries and cities have announced that they plan to implement a ban on the use in their countries or cities of diesel-powered products in the near or distant future. These countries include China, India and Germany. In addition, California government officials have called for the state to phase out sales of certain diesel-powered vehicles by 2035. To the extent that these types of bans are actually implemented in the future on a broad basis, or in one or more of our key markets, our diesel business over the long-term could experience material adverse impacts.
BUSINESS CONDITIONS / DISRUPTIONS
We may fail to successfully integrate the acquisition of Meritor and / or fail to fully realize all of the anticipated benefits, including enhanced revenue, earnings and cash flow from our acquisition which could have a material adverse impact on our results of operations, financial condition and cash flows.
The acquisition of Meritor will involve the integration of Meritor’s operations with our existing operations, and there are uncertainties inherent in such an integration. We will be required to devote significant management attention and resources to integrating Meritor’s operations. Our ability to fully realize all of the anticipated benefits, including enhanced revenue, earnings and cash flow, from our acquisition of Meritor will depend, in substantial part, on our ability to successfully integrate the products into our segments, launch the Meritor products around the world and achieve our projected sales goals. While we believe we will ultimately achieve these objectives, it is possible that we will be unable to achieve some or all of these objectives within our anticipated time frame or in the anticipated amounts. If we are not able to successfully complete the integration of the Meritor business or implement our Meritor strategy, we may not fully realize the anticipated benefits, including enhanced revenue, earnings and cash flows, from this acquisition or such anticipated benefits may take longer to realize than expected. As part of the purchase accounting associated with the acquisition, significant goodwill and intangible asset balances were recorded on the consolidated balance sheet. If cash flows from the acquisition fall short of our anticipated amounts, these assets could be subject to non-cash impairment charges, negatively impacting our earnings. Failure to successfully integrate Meritor and / or realize the anticipated benefits could have a material adverse impact on our results of operations, financial condition and cash flows.
We are vulnerable to raw material, transportation and labor price fluctuations and supply shortages, which impacted and could continue to impact our results of operations, financial condition and cash flows.
We are experiencing supply chain disruptions and related challenges throughout the supply chain. We single source a number of parts and raw materials critical to our business operations. Any delay in our suppliers' deliveries may adversely affect our operations at multiple manufacturing locations, forcing us to seek alternative supply sources to avoid serious disruptions. Delays may be caused by factors affecting our suppliers (including, but not limited to, raw material availability, capacity constraints, port congestion, labor disputes or unrest, shortages of labor, economic downturns, availability of credit, impaired financial condition, sanctions/tariffs, pandemic restrictions, energy inflation/availability, suppliers' allocations to other purchasers, weather emergencies, natural disasters, acts of government or acts of war or terrorism). The effects of climate change, including extreme weather events, long-term changes in temperature levels and water availability may exacerbate these risks. Any extended delay in receiving critical supplies could impair our ability to deliver products to our customers and have a material adverse effect on our results of operations, financial condition and cash flows.

In addition, the current economic environment has resulted, and may continue to result, in price volatility and increased levels of inflation of many of our raw material, transportation and other costs. In particular, increased levels of inflation, rising interest rates and concerns regarding a potential economic recession may result in increased operating costs and/or decreased levels of profitability. Further, the labor market for skilled manufacturing remains tight, and our labor costs have increased as a result. Material, transportation, labor and other cost inflation has impacted and could continue to impact our results of operations, financial condition and cash flows.
The ongoing conflict between Russia and Ukraine, and the global response (including government bans or restrictions on doing business in Russia), could have a material adverse impact on our results of operations, financial condition and cash flows.
Given the nature of our business and our global operations, political, economic, and other conditions in foreign countries and regions, including geopolitical risks such as the current conflict between Russia and Ukraine, may adversely affect our results of operations, financial condition and cash flows. We suspended our commercial operations in Russia indefinitely, which resulted in a charge of $111 million during 2022 related to these actions. As of December 31, 2022, we had no inventory and approximately $14 million of receivables in Russia, all of which are fully reserved. In addition, we have cash balances of $66 million, some of which will be used to fund ongoing employee, tax and contract settlement obligations. We may incur additional charges as conditions continue to evolve including with respect to our planned extrication from our relationship with KAMAZ Publicly Traded Company and its subsidiaries, including the unconsolidated joint venture. In addition, we have experienced, and expect to continue to experience, an inability to collect customer receivables and may be the subject of litigation in connection with our suspension of commercial operations in Russia. The broader consequences of this conflict, which may include further sanctions, embargoes, regional instability, and geopolitical shifts; potential retaliatory action by the Russian government against companies, including possible nationalization of foreign businesses in Russia; increased tensions between the United States and countries in which we operate; and the extent of the conflict’s effect on our business and results of operations as well as the global economy, cannot be predicted. To the extent the current conflict between Russia and Ukraine adversely affects our business, it may also have the effect of heightening many other risks, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation, particularly with regard to raw material, transportation and labor price fluctuations; disruptions to our information technology environment, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; disruptions in global supply chains; and our exposure to foreign currency exchange rate changes.
We face the challenge of accurately aligning our capacity with our demand.
Our markets are cyclical in nature and we face periods when demand fluctuates significantly higher or lower than our normal operating levels, including variability driven by supply chain inconsistency. Accurately forecasting our expected volumes and appropriately adjusting our capacity are important factors in determining our results of operations and cash flows. We manage our capacity by adjusting our manufacturing workforce, capital expenditures and purchases from suppliers. In periods of weak demand, we may face under-utilized capacity and un-recovered overhead costs, while in periods of strong demand we may experience unplanned costs and could fail to meet customer demand. We cannot guarantee that we will be able to adequately adjust our manufacturing capacity in response to significant changes in customer demand, which could harm our business. If we do not accurately align our manufacturing capabilities with demand it could have a material adverse effect on our results of operations, financial condition and cash flows.
We derive significant earnings from investees that we do not directly control, with more than 50 percent of these earnings from our China-based investees.
For 2022, we recognized $349 million of equity, royalty and interest income from investees, compared to $506 million in 2021. Approximately one third of our equity, royalty and interest income from investees is from three of our 50 percent owned joint ventures in China - Beijing Foton Cummins Engine Co., Ltd., Dongfeng Cummins Engine Company, Ltd. and Chongqing Cummins Engine Company, Ltd. Although a significant percentage of our net income is derived from these unconsolidated entities, we do not unilaterally control their management or their operations, which puts a substantial portion of our net income at risk from the actions or inactions of these entities. A significant reduction in the level of contribution by these entities to our net income would likely have a material adverse effect on our results of operations and cash flows.
Our truck manufacturers and OEM customers discontinuing outsourcing their engine supply needs, experiencing financial distress or experiencing a change-in-control of one of our large truck OEM customers, could have a material adverse impact on our results of operations, financial condition and cash flows.
We recognize significant sales of engines and components to a few large on-highway truck OEM customers which have been an integral part of our positive business results for several years. Many are truck manufacturers or OEMs that manufacture engines for some of their own vehicles. Despite their own engine manufacturing abilities, these customers have historically chosen to outsource certain types of engine production to us due to the quality of our engine products, our emission compliance capabilities, our systems integration, their customers' preferences, their desire for cost reductions, their desire for eliminating production risks and their desire to maintain company focus. However, there can be no assurance that these customers will continue to outsource, or outsource as much of, their engine production in the future. In addition, increased levels of OEM vertical integration could result from a number of factors, such as shifts in our customers' business strategies, acquisition by a customer of another engine manufacturer, the inability of third-party suppliers to meet product specifications and the emergence of low-cost production opportunities in foreign countries. Any significant reduction in the level of engine production outsourcing from our truck manufacturer or OEM customers, financial distress of one of our large truck OEM customers due to a change-in-control, could likely lead to significant reductions in our sales volumes, commercial disputes, receivable collection issues, and other negative consequences that could have a material adverse impact on our results of operations, financial condition and cash flows.
PRODUCTS AND TECHNOLOGY
Our products are subject to recall for performance or safety-related issues.
Our products are subject to recall for performance or safety-related issues. Product recalls subject us to reputational risk, loss of current and future customers, reduced revenue and product recall costs. Product recall costs are incurred when we decide, either voluntarily or involuntarily, to recall a product through a formal campaign to solicit the return of specific products due to known or suspected performance or safety issues. Any significant product recalls could have material adverse effects on our results of operations, financial condition and cash flows. See NOTE 14, "PRODUCT WARRANTY LIABILITY" to the Consolidated Financial Statements for additional information.
Our products are exposed to variability in material and commodity costs.
Our businesses establish prices with our customers in accordance with contractual time frames; however, the timing of material and commodity market price increases may prevent us from passing these additional costs on to our customers through timely pricing actions. Additionally, higher material and commodity costs around the world as well as elevated levels of inflation may offset our efforts to reduce our cost structure. While we customarily enter into financial transactions and contractual pricing adjustment provisions with our customers that attempt to address some of these risks, there can be no assurance that commodity price fluctuations will not adversely affect our results of operations and cash flows. While the use of commodity price hedging instruments and contractual pricing adjustments may provide us with some protection from adverse fluctuations in commodity prices, by utilizing these instruments, we potentially forego the benefits that might result from favorable fluctuations in price. As a result, higher material and commodity costs, could result in declining margins.
The development of new technologies may materially reduce the demand for our current products and services.
We are investing in new products and technologies, including electrified powertrains, hydrogen production and fuel cells, for planned introduction into certain new and existing markets. Given the early stages of development of some of these new products and technologies, there can be no guarantee of the future market acceptance and investment returns with respect to our planned products, which will face competition from an array of other technologies and manufacturers. The ongoing energy transition away from fossil fuels and the increased adoption of electrified powertrains in some market segments could result in lower demand for current diesel or natural gas engines and components and, over time, reduce the demand for related parts and service revenues from diesel or natural gas powertrains. Furthermore, it is possible that we may not be successful in developing segment-leading electrified or alternate fuel powertrains and some of our existing customers could choose to develop their own, or source from other manufacturers, and any of these factors could have a material adverse impact on our results of operations, financial condition and cash flows.
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
Our business and operations are subject to interest rate risks and changes in interest rates can reduce demand for our products and increase borrowing costs.
Rising interest rates could have a dampening effect on overall economic activity and/or the financial condition of our customers, either or both of which could negatively affect customer demand for our products and our customers’ ability to repay obligations to us. Rising interest rates may increase our cost of capital which could have material adverse effects on our financial condition and cash flows.
We operate in challenging markets for talent and may fail to attract, develop and retain key personnel.
We depend on the skills, institutional knowledge, working relationships, and continued services and contributions of key personnel, including our leadership team and others at all levels of the company, as a critical part of our human capital resources. In addition, our ability to achieve our operating and strategic goals depends on our ability to identify, hire, train and retain qualified individuals. We compete with other companies both within and outside of our industry for talented personnel in a highly competitive labor market, and we may lose key personnel or fail to attract other talented personnel. Any such loss or failure could have material adverse effects on our results of operations, financial condition and cash flows.
We may be adversely impacted by the effects of climate change and may incur increased costs and experience other impacts due to new or more stringent climate change regulations, accords, mitigation efforts, GHG regulations or other legislation designed to address climate change.
The scientific consensus indicates that emissions of GHG continue to alter the composition of Earth’s atmosphere in ways that are affecting, and are expected to continue to affect, the global climate. The potential impacts of climate change on our customers, product offerings, operations, facilities and suppliers are accelerating and uncertain, as they will be particular to local and customer-specific circumstances. These potential impacts may include, among other items, physical long-term changes in freshwater availability and the frequency and severity of weather events as well as customer product changes either through preference or regulation.
Concerns regarding climate change may lead to additional international, national, regional and local legislative and regulatory responses, accords and mitigation efforts. Various stakeholders, including legislators and regulators, shareholders and non-governmental organizations, are continuing to look for ways to reduce GHG emissions, and consumers are increasingly demanding products and services resulting in lower GHG emissions. We could face risks to our brand reputation, investor confidence and market share due to an inability to innovate and develop new products that decrease GHG emissions. Increased input costs, such as fuel, utility, transportation and compliance-related costs could increase our operating costs and negatively impact customer operations and demand for our products. As the impact of any future climate related legislative or regulatory requirements on our global businesses and products is dependent on the timing, scope and design of the mandates or standards, we are currently unable to predict its potential impact which could have a material adverse effect on our results of operations, financial condition and cash flows.
Climate change may exacerbate the frequency and intensity of natural disasters and adverse weather conditions, which may cause disruptions to our operations, including disrupting manufacturing, distribution and our supply chain.
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
The data handled by our technologies is vulnerable to security threats. Our operations routinely involve receiving, storing, processing and transmitting sensitive information pertaining to our business, customers, dealers, suppliers, employees and other sensitive matters. While we continually work to safeguard our information technology environment and mitigate potential risks, there is no assurance that these actions will be sufficient to prevent information technology security threats, such as security breaches, computer malware, ransomware attacks and other "cyber attacks," which are increasing in both frequency and sophistication, along with power outages or hardware failures. These threats could result in unauthorized public disclosures of information, create financial liability, subject us to legal or regulatory sanctions, disrupt our ability to conduct our business, result in the loss of intellectual property or damage our reputation with customers, dealers, suppliers and other stakeholders. As the result of changing market conditions, a large percentage of our salaried employees continue to work remotely full or part-time. This remote working environment may pose a heightened risk for security breaches or other disruptions of our information technology environment.
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
Our business is subject to the political, economic and other risks that are inherent in operating in numerous countries. These risks include:
•public health crises, including the spread of a contagious disease, such as future pandemics or epidemics, quarantines or shutdowns related to public health crises, and other catastrophic events;
•economic and political instability, including international conflicts, war, acts of terrorism or the threat thereof, political or labor unrest, civil unrest, riots or insurrections;
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
•required compliance with a variety of foreign laws and regulations; and
•changes in general economic and political conditions, including changes in relationship with the U.S., in countries where we operate, particularly in China and emerging markets.
As we continue to operate and grow our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other related risks. There can be no assurance that the consequences of these and other factors relating to our multinational operations will not have a material adverse effect upon us.
In addition, there continues to be significant uncertainty about the future relationships between the U.S. and China, including with respect to trade policies, treaties, government regulations and tariffs. Any increased trade barriers or restrictions on global trade, especially trade with China could adversely impact our competitive position, results of operations, financial condition and cash flows.
We face significant competition in the regions we serve.
The markets in which we operate are highly competitive. We compete worldwide with a number of other manufacturers and distributors that produce and sell similar products. We primarily compete with diesel engines and related diesel products; however, new technologies continue to be developed for gasoline, natural gas, hydrogen, electrification and other technologies, and we will continue to face new competition from these expanding technologies. Our products primarily compete on the basis of performance, price, total cost of ownership, fuel economy, emissions compliance, speed of delivery, quality and customer support. We also face competitors in some emerging regions who have established local practices and long standing relationships with participants in these markets. Additionally, we face increasing competition to develop innovative products that result in lower emissions. There can be no assurance that our products will be able to compete successfully with the products of other companies and in other markets.
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
Failure to meet environmental, social and governance (ESG) expectations or standards, or to achieve our ESG goals, could adversely affect our business, results of operations and financial condition.
In recent years, there has been an increased focus from stakeholders on ESG matters, including GHG emissions and climate-related risks, renewable energy, water stewardship, waste management, diversity, equity and inclusion, responsible sourcing and supply chain, human rights and social responsibility. Given our commitment to certain ESG principles, we actively manage these issues and have established and publicly announced certain goals, commitments and targets which we may refine, or even expand further, in the future. These goals, commitments and targets reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Evolving stakeholder expectations and our efforts to manage these issues, report on them and accomplish our goals present numerous operational, regulatory, reputational, financial, legal and other risks, any of which could have a material adverse impact, including on our reputation.
Such risks and uncertainties include:
•reputational harm, including damage to our relationships with customers, suppliers, investors, governments or other stakeholders;
•adverse impacts on our ability to sell and manufacture products;
•the success of our collaborations with third parties;
•increased risk of litigation, investigations or regulatory enforcement action;
•unfavorable ESG ratings or investor sentiment;
•diversion of resources and increased costs to control, assess and report on ESG metrics;
•our ability to achieve our goals, commitments and targets within the timeframes announced;
•access to and increased cost of capital and
•adverse impacts on our stock price.
Any failure, or perceived failure, to meet evolving stakeholder expectations and industry standards or achieve our ESG goals, commitments and targets could have a material adverse effect on our business, results of operations and financial condition.
We may be adversely impacted by work stoppages and other labor matters.
At December 31, 2022, we employed approximately 73,600 persons worldwide. Approximately 23,400 of our employees worldwide were represented by various unions under collective bargaining agreements that expire between 2023 and 2027. While we have no reason to believe that we will be materially impacted by work stoppages or other labor matters, there can be no assurance that future issues with our labor unions will be resolved favorably or that we will not encounter future strikes, work stoppages, or other types of conflicts with labor unions or our employees. Any of these consequences may have an adverse effect on us or may limit our flexibility in dealing with our workforce. In addition, many of our customers and suppliers have unionized work forces. Work stoppages or slowdowns experienced by us, our customers or suppliers could result in slowdowns or closures that would have a material adverse effect on our results of operations, financial condition and cash flow.
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
ITEM 1B. Unresolved Staff Comments
None.

ITEM 2.    Properties

Manufacturing Facilities

Our principal manufacturing facilities by segment are as follows:

Segment	U.S. Facilities	Facilities Outside the U.S.
Engine	Indiana: Columbus	Brazil: Sao Paulo
	New York: Lakewood	India: Phaltan
	North Carolina: Whitakers	U.K.: Darlington

Components	Indiana: Columbus	Australia: Kilsyth
	North Carolina: Fletcher	Brazil: Sao Paulo
	South Carolina: Charleston	China: Shanghai, Wuxi, Wuhan
	Tennessee: Cookeville	France: Quimper
	Wisconsin: Mineral Point, Neillsville	Germany: Marktheidenfeld
India: Pune, Dewas, Pithampur, Phaltan, Rudrapur
Mexico: Ciudad Juarez, Monterrey, San Luis Potosi
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

Distribution Facilities
The principal distribution facilities that serve our segments are as follows:

U.S. Facilities	Facilities Outside the U.S.
Arizona: Avondale	Australia: Mackay, Perth
Colorado: Henderson	China: Beijing
Kentucky: Florence	South Africa: Johannesburg
Minnesota: White Bear Lake	U.K.: Wellingborough
Texas: Dallas
Utah: West Valley City

Supply Chain Facilities
The principal supply chain facilities that serve our segments are as follows:

U.S. Facilities	Facilities Outside the U.S.
Georgia: Atlanta	Belgium: Rumst
Indiana: Columbus, Indianapolis	China: Beijing, Shanghai, Wuhan
Kentucky: Walton	India: Phaltan, Pithampur, Pune
Pennsylvania: Harrisburg	Mexico: San Luis Potosi
South Carolina: Charleston	U.K.: Daventry
Tennessee: Memphis
Texas: Dallas

Other Facilities
We operate numerous management, research and development, marketing and administrative facilities globally.
ITEM 3.    Legal Proceedings
The matters described under "Legal Proceedings" in NOTE 15, "COMMITMENTS AND CONTINGENCIES," to the Consolidated Financial Statements are incorporated herein by reference.
ITEM 4.    Mine Safety Disclosures
Not Applicable.
PART II
ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the NYSE under the symbol "CMI." For other matters related to our common stock and shareholders' equity, see NOTE 17, "CUMMINS INC. SHAREHOLDERS' EQUITY," to the Consolidated Financial Statements.
At December 31, 2022, there were 2,446 holders of record of Cummins Inc.'s $2.50 par value common stock.

The following information is provided pursuant to Item 703 of Regulation S-K:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
October 1 - October 31	21,830	$206.12	21,830	$2,218
November 1 - November 30	—	—	—	2,218
December 1 - December 31	—	—	—	2,218
Total	21,830	206.12	21,830

(1) Shares purchased represent shares under the Board authorized share repurchase program.
(2) Shares repurchased under our Key Employee Stock Investment Plan only occur in the event of a participant default, which cannot be predicted, and were excluded from this column.

In December 2021, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the $2.0 billion repurchase plan authorized in 2019. During the three months ended December 31, 2022, we repurchased $4 million of common stock under the 2019 authorization. The dollar value remaining available for future purchases under the 2019 program at December 31, 2022, was $218 million.
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
The following graph compares the cumulative total shareholder return on our common stock for the last five years with the cumulative total return on the S&P 500 Index and an index of peer companies selected by us. Our peer group includes BorgWarner Inc., Caterpillar, Inc., Daimler Truck Holding AG, Deere & Company, Donaldson Company Inc., Eaton Corporation, Emerson Electric Co., Fortive Corporation, W.W. Grainger Inc., Honeywell International, Illinois Tool Works Inc., PACCAR, Parker-Hannifin Corporation, Textron Inc. and Volvo AB. Daimler Truck Holding AG is excluded from the peer index in the following graph due to the corporate split and public filing in December 2021. Each of the measures of cumulative total return assumes reinvestment of dividends. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
AMONG CUMMINS INC., S&P 500 INDEX AND CUSTOM PEER GROUP

200
175
150
125
100
75
U.S. DOLLARS ($)
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Cummins Inc.
S&P 500 Index
Custom Peer Group

ASSUMES $100 INVESTED ON DECEMBER 31, 2017
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2022

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
•2023 OUTLOOK
•LIQUIDITY AND CAPITAL RESOURCES
•APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
•RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
The following is the discussion and analysis of changes in the financial condition and results of operations for fiscal year 2022 compared to fiscal year 2021. The discussion and analysis of fiscal year 2020 and changes in the financial condition and results of operations for fiscal year 2021 compared to fiscal year 2020 that are not included in this Form 10-K may be found in Part II, ITEM 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (SEC) on February 8, 2022.
EXECUTIVE SUMMARY AND FINANCIAL HIGHLIGHTS
Overview
We are a global power leader that designs, manufactures, distributes and services diesel, natural gas, electric and hybrid powertrains and powertrain-related components including filtration, aftertreatment, turbochargers, fuel systems, controls systems, air handling systems, automated transmissions, axles, drivelines, brakes, suspension systems, electric power generation systems, batteries, electrified power systems, electric powertrains, hydrogen production and fuel cell products. We sell our products to original equipment manufacturers (OEMs), distributors, dealers and other customers worldwide. We have long-standing relationships with many of the leading manufacturers in the markets we serve, including PACCAR Inc, Traton Group (formerly Navistar International Corporation), Daimler Trucks North America and Stellantis N.V. We serve our customers through a service network of approximately 460 wholly-owned, joint venture and independent distributor locations and more than 10,000 Cummins certified dealer locations in approximately 190 countries and territories.
Our reportable operating segments consist of Engine, Components, Distribution, Power Systems and New Power. This reporting structure is organized according to the products and markets each segment serves. The Engine segment produces engines (15 liters and smaller) and associated parts for sale to customers in on-highway and various off-highway markets. Our engines are used in trucks of all sizes, buses and recreational vehicles, as well as in various industrial applications, including construction, agriculture, power generation systems and other off-highway applications. The Components segment sells filtration products, aftertreatment systems, turbochargers, electronics, fuel systems, automated transmissions, axles, drivelines, brakes and suspension systems. The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets and service parts, as well as performing service and repair activities on our products and maintaining relationships with various OEMs throughout the world. The Power Systems segment is an integrated power provider, which designs, manufactures and sells engines (16 liters and larger) for industrial applications (including mining, oil and gas, marine and rail), standby and prime power generator sets, alternators and other power components. The New Power segment designs, manufactures, sells and supports hydrogen production solutions as well as electrified power systems with innovative components and subsystems, including battery, fuel cell and electric powertrain technologies. The New Power segment is currently in the early stages of commercializing these technologies with efforts primarily focused on the development of our electrolyzers for hydrogen production and electrified power systems and related components and subsystems. We continue to serve all our markets as they adopt electrification and alternative power technologies, meeting the needs of our OEM partners and end customers.

Our financial performance depends, in large part, on varying conditions in the markets we serve, particularly the on-highway, construction and general industrial markets. Demand in these markets tends to fluctuate in response to overall economic conditions. Our sales may also be impacted by OEM inventory levels, production schedules, stoppages and supply chain challenges. Economic downturns in markets we serve generally result in reduced sales of our products and can result in price reductions in certain products and/or markets. As a worldwide business, our operations are also affected by geopolitical risks (such as the conflict between Russia and Ukraine), currency fluctuations, political and economic uncertainty, public health crises (epidemics or pandemics) and regulatory matters, including adoption and enforcement of environmental and emission standards, in the countries we serve. As part of our growth strategy, we invest in businesses in certain countries that carry higher levels of these risks such as China, Brazil, India, Mexico and countries in the Middle East and Africa. At the same time, our geographic diversity and broad product and service offerings have helped limit the impact from a drop in demand in any one industry, region, the economy of any single country or customer on our consolidated results.
Meritor Acquisition
On August 3, 2022, we completed the acquisition of Meritor, Inc. (Meritor) with a purchase price of $2.9 billion (including debt repaid concurrent with the acquisition). Our consolidated results and segment results include Meritor's activity since the date of acquisition. Meritor was split into the newly formed axles and brakes business and electric powertrain. The results for the axles and brakes business are included in our Components segment while the electric powertrain portion is included in our New Power segment. See NOTE 2, "ACQUISITIONS," to the Consolidated Financial Statements for additional information.
Supply Chain Disruptions
We continue to experience supply chain disruptions, increased price levels and related financial impacts reflected as increased cost of sales and inventory holdings. Our industry continues to be unfavorably impacted by supply chain constraints leading to shortages and price increases across multiple component categories and limiting our collective ability to meet end-user demand. Our customers are also experiencing supply chain issues. Should the supply chain issues continue for an extended period of time or worsen, the impact on our production and supply chain could have a material adverse effect on our results of operations, financial condition and cash flows. The Board of Directors (the Board) continues to monitor and evaluate all of these factors and the related impacts on our business and operations, and we are diligently working to minimize the supply chain impacts to our business and to our customers.
Russian Operations
On March 17, 2022, the Board indefinitely suspended our operations in Russia due to the ongoing conflict in Ukraine, which resulted in reduced sales in Russia and charges of $111 million in 2022. See NOTE 23, "RUSSIAN OPERATIONS," to our Consolidated Financial Statements for additional information.
2022 Results
A summary of our results is as follows:

	Years ended December 31,
In millions, except per share amounts	2022	2021	2020
Net sales	$28,074	$24,021	$19,811
Net income attributable to Cummins Inc.	2,151	2,131	1,789
Earnings per common share attributable to Cummins Inc.
Basic	$15.20	$14.74	$12.07
Diluted	15.12	14.61	12.01

Our industry's sales continue to be unfavorably impacted by supply chain constraints leading to shortages across multiple components categories and limiting our collective ability to meet end-user demand. Our customers are also experiencing other supply chain issues limiting full production capabilities.
Worldwide revenues improved 17 percent in 2022 compared to 2021, due to Meritor sales of $1.9 billion since the date of acquisition, favorable pricing and higher demand in all operating segments and most geographic regions except for China and Russia. Net sales in the U.S. and Canada improved by 24 percent primarily due to favorable pricing and increased demand in North American heavy-duty and medium-duty on-highway markets, which positively impacted all Components businesses and all Distribution product lines, as well as incremental sales of axles and brakes in North America since the acquisition of Meritor. International demand (excludes the U.S. and Canada) improved by 8 percent compared to 2021, with lower sales in China (due to a sharp slowdown in construction and truck markets, exacerbated by COVID lockdowns) and Russia (resulting from the indefinite suspension of our Russian operations)

more than offset by higher sales in most other geographic regions. The increase in international sales was principally due to incremental sales of axles and brakes in Latin America and Western Europe since the acquisition of Meritor, favorable pricing and higher demand for power generation and generator technologies equipment and all distribution product lines. Unfavorable foreign currency fluctuations impacted international sales by 5 percent (mainly the Euro, Chinese renminbi, British pound and Indian rupee).
The following table contains sales and EBITDA (defined as earnings or losses before interest expense, income taxes, depreciation and amortization and noncontrolling interests) by operating segment for the years ended December 31, 2022 and 2021. See NOTE 24, "OPERATING SEGMENTS," to the Consolidated Financial Statements for additional information and a reconciliation of our segment information to the corresponding amounts in our Consolidated Statements of Net Income.

	Operating Segments
	2022				2021			Percent change
		Percent of Total				Percent of Total		2022 vs. 2021
In millions	Sales		EBITDA		Sales		EBITDA	Sales	EBITDA
Engine	$10,945	39%	$1,541		$9,954	42%	$1,411	10%	9%
Components	9,736	34%	1,346		7,665	32%	1,180	27%	14%
Distribution	8,929	32%	888		7,772	32%	731	15%	21%
Power Systems	5,033	18%	596		4,415	18%	496	14%	20%
New Power	198	1%	(340)		116	1%	(223)	71%	(52)%
Intersegment eliminations	(6,767)	(24)%	(232)		(5,901)	(25)%	(74)	15%	NM
Total	$28,074	100%	$3,799	(1)	$24,021	100%	$3,521	17%	8%

"NM" - not meaningful information
(1) EBITDA includes $111 million of costs associated with the suspension of our Russian operations, $83 million of costs related to the acquisition and integration of Meritor and $81 million of costs associated with the planned separation of our filtration business.

Net income attributable to Cummins Inc. for 2022 was $2.2 billion, or $15.12 per diluted share, on sales of $28.1 billion, compared to 2021 net income attributable to Cummins Inc. of $2.1 billion, or $14.61 per diluted share, on sales of $24.0 billion.
The increases in net income attributable to Cummins Inc. and earnings per diluted share were driven by higher net sales and increased gross margin, partially offset by higher selling, general and administrative expenses (including Meritor acquisition and integration costs and costs associated with the planned separation of our filtration business), increased research, development and engineering expenses, lower equity, royalty and interest income from investees (primarily in China), costs associated with the suspension of our Russian operations, losses in corporate owned life insurance, increased interest expense related to new borrowings and higher intangible asset amortization resulting from our acquisitions. The increase in gross margin and gross margin as a percentage of sales was mainly due to favorable pricing and increased volumes, partially offset by higher material costs and increased compensation expenses. Diluted earnings per common share for 2022 benefited $0.15 per share from fewer weighted-average shares outstanding, primarily due to the stock repurchase program.
We generated $2.0 billion of operating cash flows in 2022, compared to $2.3 billion in 2021. See the section titled "Cash Flows" in the "LIQUIDITY AND CAPITAL RESOURCES" section for a discussion of items impacting cash flows.
Our debt to capital ratio (total capital defined as debt plus equity) at December 31, 2022, was 44.1 percent, compared to 31.5 percent at December 31, 2021. The increase was primarily due to higher debt balances since December 31, 2021, resulting from funding the acquisition of Meritor. At December 31, 2022, we had $2.6 billion in cash and marketable securities on hand and access to our $4.0 billion credit facilities, net of commercial paper outstanding, to meet acquisition, working capital, investment and funding needs.
In 2022, we repurchased $374 million or 1.9 million shares of common stock. See NOTE 17, "CUMMINS INC. SHAREHOLDERS' EQUITY" to the Consolidated Financial Statements for additional information.
On November 30, 2022, we completed the acquisition of Siemens' Commercial Vehicles Propulsion business (Siemens CVP) for approximately $187 million. See NOTE 2, "ACQUISITIONS," to our Consolidated Financial Statements for additional information.
On September 30, 2022, certain of our subsidiaries entered into a $1.0 billion credit agreement, consisting of a $400 million revolving credit facility and a $600 million term loan facility, in anticipation of the separation of our filtration business. See NOTE 13, "DEBT," to our Consolidated Financial Statements for additional information.
On August 17, 2022, we entered into an amended and restated 364-day credit agreement and an incremental 364-day credit agreement, which allow us to borrow up to $1.5 billion and $500 million, respectively, of unsecured funds at any time prior to August 16, 2023.

On August 3, 2022, we completed the acquisition of Meritor with a purchase price of $2.9 billion (including debt that was retired on the closing date). See NOTE 2, "ACQUISITIONS," to our Consolidated Financial Statements for additional information.
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
On April 8, 2022, we completed the acquisition of Jacobs Vehicle Systems business (Jacobs) from Altra Industrial Motion Corp. with a purchase price of $345 million. See NOTE 2, "ACQUISITIONS," to our Consolidated Financial Statements for additional information.
As a well-known seasoned issuer, we filed an automatic shelf registration of an undetermined amount of debt and equity with the SEC on February 8, 2022.
On February 7, 2022, we purchased Westport Fuel System Inc.'s stake in Cummins Westport, Inc. (Westport JV) with a purchase price of $42 million. See NOTE 2, "ACQUISITIONS," to our Consolidated Financial Statements for additional information.
In 2022, the investment loss on our U.S. pension trusts was 5.7 percent while our U.K. pension trusts' loss was 41.3 percent. Our global pension plans, including our unfunded and non-qualified plans, were 120 percent funded at December 31, 2022. Our U.S. defined benefit plans (qualified and non-qualified), which represented approximately 69 percent of the worldwide pension obligation, were 121 percent funded, and our U.K. defined benefit plans were 119 percent funded at December 31, 2022. We expect to contribute approximately $106 million in cash to our global pension plans in 2023. In addition, we expect our 2023 net periodic pension income to approximate $2 million. See application of critical accounting estimates within MD&A and NOTE 11, "PENSIONS AND OTHER POSTRETIREMENT BENEFITS," to the Consolidated Financial Statements, for additional information concerning our pension and other postretirement benefit plans.
As of the date of this filing, our credit ratings and outlooks from the credit rating agencies remain unchanged.

RESULTS OF OPERATIONS

				Favorable/(Unfavorable)
	Years ended December 31,			2022 vs. 2021		2021 vs. 2020
In millions (except per share amounts)	2022	2021	2020	Amount	Percent	Amount	Percent
NET SALES	$28,074	$24,021	$19,811	$4,053	17%	$4,210	21%
Cost of sales	21,355	18,326	14,917	(3,029)	(17)%	(3,409)	(23)%
GROSS MARGIN	6,719	5,695	4,894	1,024	18%	801	16%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	2,687	2,374	2,125	(313)	(13)%	(249)	(12)%
Research, development and engineering expenses	1,278	1,090	906	(188)	(17)%	(184)	(20)%
Equity, royalty and interest income from investees	349	506	452	(157)	(31)%	54	12%
Other operating expense, net	174	31	46	(143)	NM	15	33%
OPERATING INCOME	2,929	2,706	2,269	223	8%	437	19%
Interest expense	199	111	100	(88)	(79)%	(11)	(11)%
Other income, net	89	156	169	(67)	(43)%	(13)	(8)%
INCOME BEFORE INCOME TAXES	2,819	2,751	2,338	68	2%	413	18%
Income tax expense	636	587	527	(49)	(8)%	(60)	(11)%
CONSOLIDATED NET INCOME	2,183	2,164	1,811	19	1%	353	19%
Less: Net income attributable to noncontrolling interests	32	33	22	1	3%	(11)	(50)%
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$2,151	$2,131	$1,789	$20	1%	$342	19%
Diluted earnings per common share attributable to Cummins Inc.	$15.12	$14.61	$12.01	$0.51	3%	$2.60	22%

"NM" - not meaningful information

				Favorable/(Unfavorable) Percentage Points
Percent of sales	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Gross margin	23.9%	23.7%	24.7%	0.2	(1.0)
Selling, general and administrative expenses	9.6%	9.9%	10.7%	0.3	0.8
Research, development and engineering expenses	4.6%	4.5%	4.6%	(0.1)	0.1

2022 vs. 2021
Net Sales
Net sales increased $4.1 billion, primarily driven by the following:
•Components segment sales increased 27 percent largely due to axles and brakes sales since the completion of the Meritor acquisition.
•Distribution segment sales increased 15 percent mainly due to higher demand across all product lines in North America.
•Engine segment sales increased 10 percent principally due to favorable pricing and stronger medium-duty and heavy-duty on-highway demand (including higher aftermarket sales) in North America.
•Power Systems segment sales increased 14 percent primarily due to favorable pricing and higher demand in power generation markets in Latin America, North America and India and stronger demand in industrial markets with higher aftermarket sales and increased oil and gas demand in North America and China.
•New Power segment sales increased 71 percent principally due to higher electrified components sales, traction sales since the completion of the Meritor and Siemens CVP acquisitions and improved sales of fuel cells and electrolyzers.
These increases were partially offset by unfavorable foreign currency fluctuations of 2 percent of total sales, primarily in the Euro, Chinese renminbi, British pound and Indian rupee.

Sales to international markets (excluding the U.S. and Canada), based on location of customers, were 41 percent of total net sales in 2022, compared with 44 percent of total net sales in 2021. A more detailed discussion of sales by segment is presented in the "OPERATING SEGMENT RESULTS" section.
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
Gross Margin
Gross margin increased $1.0 billion and increased 0.2 points as a percentage of sales. The increase in gross margin and gross margin as a percentage of sales was mainly due to favorable pricing and increased volumes, partially offset by higher material costs and increased compensation expenses. The provision for base warranties issued as a percentage of sales, was 1.8 percent in 2022 and 2.1 percent in 2021.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $313 million, primarily due to higher consulting expenses driven by acquisitions, integration and the work towards the separation of the filtration business, higher compensation costs and increased travel expenses, partially offset by lower variable compensation expenses. Overall, selling, general and administrative expenses, as a percentage of sales, decreased to 9.6 percent in 2022 from 9.9 percent in 2021. The decrease in selling, general and administrative expenses as a percentage of sales was due mainly to net sales increasing at a faster rate than the increase in selling, general and administrative expenses.
Research, Development and Engineering Expenses
Research, development and engineering expenses increased $188 million, principally due to higher compensation costs, increased spending on prototypes, testing and supplies and higher consulting expenses, partially offset by lower variable compensation expenses. Overall, research, development and engineering expenses, as a percentage of sales, increased to 4.6 percent in 2022 from 4.5 percent in 2021.
Research activities continue to focus on development of new products to meet future emission standards around the world, improvements in fuel economy performance of diesel and natural gas powered engines and related components as well as development activities around battery electric, fuel cell electric and hydrogen engine solutions.
Equity, Royalty and Interest Income From Investees
Equity, royalty and interest income from investees decreased $157 million, mainly due to lower earnings at Beijing Foton Cummins Engine Co., Ltd. and Dongfeng Cummins Engine Co., Ltd., the $28 million impairment of our investment in our Russian joint venture with KAMAZ and the February 7, 2022, purchase of Westport Fuel System Inc.'s stake in Westport JV. See NOTE 2, "ACQUISITIONS," and NOTE 23, "RUSSIAN OPERATIONS," to our Consolidated Financial Statements for additional information.

Other Operating Expense, Net
Other operating (expense) income, net was as follows:

	Years ended December 31,
In millions	2022		2021
Amortization of intangible assets	$(70)		$(22)
Russian suspension costs	(63)	(1)	—
Asset impairments and other charges	(36)		—
Loss on write-off of assets	(7)		(12)
Gain (loss) on sale of assets, net	1		(2)
Royalty income, net	7		9
Other, net	(6)		(4)
Other operating expense, net	$(174)		$(31)

(1) See NOTE 23, "RUSSIAN OPERATIONS," to our Consolidated Financial Statements for additional information.

Interest Expense
Interest expense increased $88 million, primarily due to the overall increase in floating interest rates, new term loan borrowings and higher short-term borrowings, including commercial paper.
Other Income, Net
Other income, net was as follows:

	Years ended December 31,
In millions	2022	2021
Non-service pension and OPEB income	$140	$96
Interest income	49	25
(Loss) gain on marketable securities, net	(7)	6
Foreign currency (loss) gain, net	(8)	2
Loss on corporate owned life insurance	(102)	—
Other, net	17	27
Other income, net	$89	$156

(1) Includes $35 million in gains from unwinding derivative instruments not designated as hedges as a result of foreign dividends paid.

Income Tax Expense
Our effective tax rate for 2022 was 22.6 percent compared to 21.3 percent for 2021.
The year ended December 31, 2022, contained discrete tax items that netted to zero, primarily due to $31 million of favorable changes in accrued withholding taxes, $29 million of favorable changes in tax reserves, $15 million of favorable valuation allowance adjustments and $9 million of favorable other net discrete items, offset by $69 million of unfavorable tax costs associated with internal restructuring ahead of the planned separation of our filtration business and $15 million of unfavorable return to provision adjustments related to the 2021 filed tax returns.
The year ended December 31, 2021, contained $9 million of unfavorable net discrete tax items, primarily due to $12 million of unfavorable provision to return adjustments related to the 2020 filed tax returns, partially offset by $3 million of favorable other discrete tax items.
The change in effective tax rate for the year ended December 31, 2022, versus year ended December 31, 2021, was primarily due to the jurisdictional mix of pre-tax income.
Our effective tax rate for 2023 is expected to approximate 22.0 percent, excluding any discrete tax items that may arise.

On August 16, 2022, the U.S. federal government enacted the Inflation Reduction Act of 2022 into law effective beginning in 2023. The bill includes numerous tax provisions, including a 15 percent corporate minimum tax as well as a one percent excise tax on share repurchases. We do not currently expect the legislation will have a material effect on our results of operations or liquidity.
Net Income Attributable to Noncontrolling Interests
Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities. Noncontrolling interests in income of consolidated subsidiaries decreased $1 million principally due to lower earnings at Hydrogenics Corporation, partially offset by higher earnings at Eaton Cummins Joint Venture.
2021 vs. 2020
For prior year results of operations comparisons to 2020 see the Results of Operations section of our 2021 Form 10-K.
Comprehensive Income - Foreign Currency Translation Adjustment
The foreign currency translation adjustment was a net loss of $384 million and $9 million for the years ended December 31, 2022 and 2021, respectively. The details were as follows:

	Years ended December 31,
	2022		2021
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly-owned subsidiaries	$(250)	Chinese renminbi and Indian rupee	$(23)	Brazilian real, British pound, Indian rupee and Euro, partially offset by Chinese renminbi
Equity method investments	(94)	Chinese renminbi	19	Chinese renminbi, partially offset by Indian rupee
Consolidated subsidiaries with a noncontrolling interest	(40)	Indian rupee	(5)	Indian rupee
Total	$(384)		$(9)

2021 vs. 2020
For prior year foreign currency translation adjustment comparisons to 2020 see the Results of Operations section of our 2021 Form 10-K.

OPERATING SEGMENT RESULTS
Our reportable operating segments consist of the Engine, Components, Distribution, Power Systems and New Power segments. This reporting structure is organized according to the products and markets each segment serves. We use segment EBITDA as the primary basis for the Chief Operating Decision Maker to evaluate the performance of each of our reportable operating segments. We believe EBITDA is a useful measure of our operating performance as it assists investors and debt holders in comparing our performance on a consistent basis without regard to financing methods, capital structure, income taxes or depreciation and amortization methods, which can vary significantly depending upon many factors. Segment amounts exclude certain expenses not specifically identifiable to segments. See NOTE 24, "OPERATING SEGMENTS," to the Consolidated Financial Statements for additional information and a reconciliation of our segment information to the corresponding amounts in our Consolidated Statements of Net Income.
Following is a discussion of results for each of our operating segments.
For all prior year segment results comparisons to 2020 see the Results of Operations section of our 2021 Form 10-K.
Engine Segment Results
Financial data for the Engine segment was as follows:

					Favorable/(Unfavorable)
	Years ended December 31,				2022 vs. 2021		2021 vs. 2020
In millions	2022		2021	2020	Amount	Percent	Amount	Percent
External sales	$8,199		$7,589	$5,925	$610	8%	$1,664	28%
Intersegment sales	2,746		2,365	2,097	381	16%	268	13%
Total sales	10,945		9,954	8,022	991	10%	1,932	24%
Research, development and engineering expenses	506		399	290	(107)	(27)%	(109)	(38)%
Equity, royalty and interest income from investees	166	(1)	340	312	(174)	(51)%	28	9%
Interest income	14		8	9	6	75%	(1)	(11)%
Russian suspension costs(2)	33	(3)	—	—	33	NM	—	—%
Segment EBITDA	1,541		1,411	1,235	130	9%	176	14%

					Percentage Points		Percentage Points
Segment EBITDA as a percentage of total sales	14.1%		14.2%	15.4%		(0.1)		(1.2)

"NM" - not meaningful information
(1) Includes a $28 million impairment of our joint venture with KAMAZ and $3 million of royalty charges as part of our costs associated with the suspension of our Russian operations. In addition, on February 7, 2022, we purchased Westport Fuel System Inc.'s stake in the Westport JV. See NOTE 2, "ACQUISITIONS," and NOTE 23, "RUSSIAN OPERATIONS," to our Consolidated Financial Statements for additional information.

(2) See NOTE 23, "RUSSIAN OPERATIONS," to our Consolidated Financial Statements for additional information.
(3) Includes $31 million of Russian suspension costs reflected in the equity, royalty and interest income from investees line above.

Sales for our Engine segment by market were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2022 vs. 2021		2021 vs. 2020
In millions	2022	2021	2020	Amount	Percent	Amount	Percent
Heavy-duty truck	$3,847	$3,328	$2,648	$519	16%	$680	26%
Medium-duty truck and bus	3,460	2,777	2,066	683	25%	711	34%
Light-duty automotive	1,738	1,912	1,547	(174)	(9)%	365	24%
Total on-highway	9,045	8,017	6,261	1,028	13%	1,756	28%
Off-highway	1,900	1,937	1,761	(37)	(2)%	176	10%
Total sales	$10,945	$9,954	$8,022	$991	10%	$1,932	24%

				Percentage Points		Percentage Points
On-highway sales as percentage of total sales	83%	81%	78%		2		3

Unit shipments by engine classification (including unit shipments to Power Systems and off-highway engine units included in their respective classification) were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	Amount	Percent	Amount	Percent
Heavy-duty	120,700	117,600	92,500	3,100	3%	25,100	27%
Medium-duty	283,600	273,800	220,900	9,800	4%	52,900	24%
Light-duty	227,600	273,300	215,800	(45,700)	(17)%	57,500	27%
Total unit shipments	631,900	664,700	529,200	(32,800)	(5)%	135,500	26%

2022 vs. 2021
Sales
Engine segment sales increased $991 million across most markets. The following were the primary drivers by market:
•Medium-duty truck and bus sales increased $683 million mainly due to favorable pricing and higher demand (including higher aftermarket sales), especially in North America.
•Heavy-duty truck engine sales increased $519 million principally due to favorable pricing and stronger demand (including higher aftermarket sales), especially in North America with shipments up 18 percent.
The increases were partially offset by decreased light-duty automotive demand of $174 million primarily due to our indefinite suspension of our operations in Russia and lower sales to Stellantis.
Segment EBITDA
Engine segment EBITDA increased $130 million, primarily due to favorable pricing and improved mix, partially offset by higher material costs, lower equity, royalty and interest income from investees (principally decreased earnings at Beijing Foton Cummins Engine Co., Ltd. and Dongfeng Cummins Engine Co., Ltd., the $28 million impairment of our investment in our Russian joint venture with KAMAZ and the February 7, 2022, purchase of Westport Fuel System Inc.'s stake in the Westport JV) and increased research, development and engineering expenses. See NOTE 2, "ACQUISITIONS," and NOTE 23, "RUSSIAN OPERATIONS," to our Consolidated Financial Statements for additional information.

Components Segment Results
Financial data for the Components segment was as follows:

					Favorable/(Unfavorable)
	Years ended December 31,				2022 vs. 2021		2021 vs. 2020
In millions	2022		2021	2020	Amount	Percent	Amount	Percent
External sales	$7,847		$5,932	$4,650	$1,915	32%	$1,282	28%
Intersegment sales	1,889		1,733	1,374	156	9%	359	26%
Total sales	9,736		7,665	6,024	2,071	27%	1,641	27%
Research, development and engineering expenses	309		307	264	(2)	(1)%	(43)	(16)%
Equity, royalty and interest income from investees	71		50	61	21	42%	(11)	(18)%
Interest income	12		5	4	7	NM	1	25%
Russian suspension costs(1)	5		—	—	5	NM	—	—%
Segment EBITDA	1,346	(2)	1,180	961	166	14%	219	23%

					Percentage Points		Percentage Points
Segment EBITDA as a percentage of total sales	13.8%		15.4%	16.0%		(1.6)		(0.6)

"NM" - not meaningful information
(1) See NOTE 23, "RUSSIAN OPERATIONS," to our Consolidated Financial Statements for additional information.
(2) Includes $83 million of costs related to the acquisition and integration of Meritor and $28 million of costs associated with the planned separation of our filtration business.

Sales for our Components segment by business were as follows:

					Favorable/(Unfavorable)
	Years ended December 31,				2022 vs. 2021		2021 vs. 2020
In millions	2022		2021	2020	Amount	Percent	Amount	Percent
Emission solutions	$3,494		$3,499	$2,632	$(5)	—%	$867	33%
Axles and brakes	1,879		—	—	1,879	NM	—	—%
Filtration	1,557		1,438	1,232	119	8%	206	17%
Turbo technologies	1,421	(1)	1,351	1,098	70	5%	253	23%
Electronics and fuel systems	792		899	754	(107)	(12)%	145	19%
Automated transmissions	593		478	308	115	24%	170	55%
Total sales	$9,736		$7,665	$6,024	$2,071	27%	$1,641	27%

"NM" - not meaningful information
(1) Includes sales of $118 million related to the newly acquired Jacobs Vehicle Systems business. See NOTE 2, "ACQUISITIONS," to our Consolidated Financial Statements for additional information.

2022 vs. 2021
Sales
Components segment sales increased $2.1 billion across most businesses. The following were the primary drivers by business:
•Axles and brakes sales added $1.9 billion in sales since the completion of the Meritor acquisition.
•Filtration sales increased $119 million mainly due to stronger aftermarket demand in North America.
•Automated transmissions sales increased $115 million largely due to higher demand in North America.
These increases were partially offset by the following:
•Electronics and fuel systems sales decreased $107 million principally due to weaker demand in China, partially offset by higher demand in North America.

•Unfavorable foreign currency fluctuations, primarily in the Euro, Indian rupee and Chinese renminbi.
Segment EBITDA
Components segment EBITDA increased $166 million, mainly due to favorable pricing, improved mix and increased volumes (including axles and brakes since the completion of the Meritor acquisition), partially offset by higher material costs and Meritor acquisition and integration costs.
Distribution Segment Results
Financial data for the Distribution segment was as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2022 vs. 2021		2021 vs. 2020
In millions	2022	2021	2020	Amount	Percent	Amount	Percent
External sales	$8,901	$7,742	$7,110	$1,159	15%	$632	9%
Intersegment sales	28	30	26	(2)	(7)%	4	15%
Total sales	8,929	7,772	7,136	1,157	15%	636	9%
Research, development and engineering expenses	52	48	31	(4)	(8)%	(17)	(55)%
Equity, royalty and interest income from investees	77	63	62	14	22%	1	2%
Interest income	16	7	4	9	NM	3	75%
Russian suspension costs(1)	54	—	—	54	NM	—	—%
Segment EBITDA	888	731	665	157	21%	66	10%

				Percentage Points		Percentage Points
Segment EBITDA as a percentage of total sales	9.9%	9.4%	9.3%		0.5		0.1

"NM" - not meaningful information
(1) See NOTE 23, "RUSSIAN OPERATIONS," to our Consolidated Financial Statements for additional information.

Sales for our Distribution segment by region were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2022 vs. 2021		2021 vs. 2020
In millions	2022	2021	2020	Amount	Percent	Amount	Percent
North America	$5,948	$4,912	$4,696	$1,036	21%	$216	5%
Asia Pacific	1,016	906	805	110	12%	101	13%
Europe	720	650	598	70	11%	52	9%
China	355	330	346	25	8%	(16)	(5)%
Commonwealth of Independent States	232	335	194	(103)	(31)%	141	73%
Africa and Middle East	228	259	200	(31)	(12)%	59	30%
India	220	198	150	22	11%	48	32%
Latin America	210	182	147	28	15%	35	24%
Total sales	$8,929	$7,772	$7,136	$1,157	15%	$636	9%

Sales for our Distribution segment by product line were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2022 vs. 2021		2021 vs. 2020
In millions	2022	2021	2020	Amount	Percent	Amount	Percent
Parts	$3,818	$3,145	$2,931	$673	21%	$214	7%
Engines	1,776	1,499	1,250	277	18%	249	20%
Power generation	1,774	1,762	1,692	12	1%	70	4%
Service	1,561	1,366	1,263	195	14%	103	8%
Total sales	$8,929	$7,772	$7,136	$1,157	15%	$636	9%

2022 vs. 2021
Sales
Distribution segment sales increased $1.2 billion across all product lines primarily due to $1.0 billion of increased North American sales representing 90 percent of the total change in Distribution segment sales, largely due to higher demand for parts and engines. The increase was partially offset by unfavorable foreign currency fluctuations, mainly in the Euro, Australian dollar, Indian rupee, Japanese yen and Canadian dollar.
Segment EBITDA
Distribution segment EBITDA increased $157 million, primarily due to higher volumes, partially offset by unfavorable foreign currency fluctuations (principally in emerging market currencies, South African rand, Australian dollar and Japanese yen), costs associated with the suspension of our Russian operations, increased freight costs due to supply chain constraints, higher compensation expenses and an inventory write-off. See NOTE 23, "RUSSIAN OPERATIONS," to our Consolidated Financial Statements for additional information.
Power Systems Segment Results
Financial data for the Power Systems segment was as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2022 vs. 2021		2021 vs. 2020
In millions	2022	2021	2020	Amount	Percent	Amount	Percent
External sales	$2,951	$2,650	$2,055	$301	11%	$595	29%
Intersegment sales	2,082	1,765	1,576	317	18%	189	12%
Total sales	5,033	4,415	3,631	618	14%	784	22%
Research, development and engineering expenses	240	234	212	(6)	(3)%	(22)	(10)%
Equity, royalty and interest income from investees	43	56	21	(13)	(23)%	35	NM
Interest income	7	5	4	2	40%	1	25%
Russian suspension costs(1)	19	—	—	19	NM	—	—%
Segment EBITDA	596	496	343	100	20%	153	45%

				Percentage Points		Percentage Points
Segment EBITDA as a percentage of total sales	11.8%	11.2%	9.4%		0.6		1.8

"NM" - not meaningful information
(1) See NOTE 23, "RUSSIAN OPERATIONS," to our Consolidated Financial Statements for additional information.

Sales for our Power Systems segment by product line were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2022 vs. 2021		2021 vs. 2020
In millions	2022	2021	2020	Amount	Percent	Amount	Percent
Power generation	$2,790	$2,515	$2,167	$275	11%	$348	16%
Industrial	1,772	1,534	1,188	238	16%	346	29%
Generator technologies	471	366	276	105	29%	90	33%
Total sales	$5,033	$4,415	$3,631	$618	14%	$784	22%

2022 vs. 2021
Sales
Power Systems segment sales increased $618 million across all product lines. The following were the primary drivers:
•Power generation sales increased $275 million mainly due to improved pricing and higher demand in Latin America, North America and India.
•Industrial sales increased $238 million principally due to stronger aftermarket demand and improved oil and gas sales in North America and China.
•Generator technologies sales increased $105 million due to higher demand in Europe and India.
These increases were partially offset by unfavorable foreign currency fluctuations, primarily in the Euro, Indian rupee and British pound.
Segment EBITDA
Power Systems segment EBITDA increased $100 million, primarily due to favorable pricing, partially offset by higher material costs, increased freight costs due to supply chain constraints and costs associated with the suspension of our Russian operations.
New Power Segment Results
The New Power segment designs, manufactures, sells and supports hydrogen production solutions as well as electrified power systems with innovative components and subsystems, including battery, fuel cell and electric powertrain technologies. The New Power segment is currently in the early stages of commercializing these technologies with efforts primarily focused on the development of our electrolyzers for hydrogen production and electrified power systems and related components and subsystems.
Financial data for the New Power segment was as follows:

				Favorable/(Unfavorable)		Favorable/(Unfavorable)
	Years ended December 31,			2022 vs. 2021		2021 vs. 2020
In millions	2022	2021	2020	Amount	Percent	Amount	Percent
External sales	$176	$108	$71	$68	63%	$37	52%
Intersegment sales	22	8	1	14	NM	7	NM
Total sales	198	116	72	82	71%	44	61%
Research, development and engineering expenses	171	102	109	(69)	(68)%	7	6%
Equity, royalty and interest loss from investees	(8)	(3)	(4)	(5)	NM	1	25%
Segment EBITDA	(340)	(223)	(172)	(117)	(52)%	(51)	(30)%

"NM" - not meaningful information

New Power segment sales increased 71 percent principally due to higher electrified components sales, traction sales since the completion of the Meritor and Siemens CVP acquisitions and improved sales of fuel cells and electrolyzers.

2023 OUTLOOK
Supply Chain Disruptions
We continue to experience supply chain disruptions, increased price levels and related financial impacts reflected as increased cost of sales and inventory holdings. Our industry continues to be unfavorably impacted by supply chain constraints leading to shortages and price increases across multiple component categories and limiting our collective ability to meet end-user demand. Our customers are also experiencing supply chain issues. The Board continues to monitor and evaluate all of these factors and the related impacts on our business and operations, and we are diligently working to minimize the supply chain impacts to our business and to our customers.
Business Outlook
Our outlook reflects the following positive trends and challenges to our business that could impact our revenue and earnings potential in 2023.
Positive Trends
•We expect demand for pick-up, medium-duty and heavy-duty trucks in North America to remain strong.
•We believe market demand for trucks in India will continue to be strong.
•We expect demand within our Power Systems business to remain strong, including the power generation, mining, oil and gas and marine markets.
•We anticipate demand in our aftermarket business will continue to be robust, driven primarily by truck utilization in North America and continued strong demand in our Power Systems business.
•We expect demand for trucks in China to improve from the low demand levels in 2022 as COVID-19 restrictions are eased. Significant outbreaks of infection among the population, could, however, hamper the level of demand improvement through the year.
Challenges
•Continued increases in material and labor costs, as well as other inflationary pressures, could negatively impact earnings.
•Our industry's sales continue to be unfavorably impacted by supply chain constraints leading to shortages across multiple components categories and limiting our collective ability to meet end-user demand. Our customers are also experiencing other supply chain issues limiting full production capabilities.
•We expect demand in construction markets in China to decline in 2023 due to emission changes and a build-up of inventory.
•The completion of the Meritor, Inc. acquisition in 2022 impacted our liquidity and resulted in incremental interest expense for debt utilized in funding the transaction and increased amortization of intangible assets which will negatively impact net income.
•We expect the planned separation of our filtration business, into a stand-alone company, will continue to result in incremental expenses.
•Increasing interest rates could increase borrowing costs and negatively impact net income.

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

Dollars in millions	December 31, 2022	December 31, 2021
Working capital (1)	$3,030	$5,225
Current ratio	1.27	1.74
Accounts and notes receivable, net	$5,202	$3,990
Days' sales in receivables	60	59
Inventories	$5,603	$4,355
Inventory turnover	4.2	4.6
Accounts payable (principally trade)	$4,252	$3,021
Days' payable outstanding	60	57
Total debt	$7,855	$4,159
Total debt as a percent of total capital	44.1%	31.5%

(1) Working capital includes cash and cash equivalents.

Cash Flows
Cash and cash equivalents were impacted as follows:

	Years ended December 31,			Change
In millions	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Net cash provided by operating activities	$1,962	$2,256	$2,722	$(294)	$(466)
Net cash used in investing activities	(4,172)	(873)	(719)	(3,299)	(154)
Net cash provided by (used in) financing activities	1,669	(2,227)	280	3,896	(2,507)
Effect of exchange rate changes on cash and cash equivalents	50	35	(11)	15	46
Net (decrease) increase in cash and cash equivalents	$(491)	$(809)	$2,272	$318	$(3,081)

2022 vs. 2021
Net cash provided by operating activities decreased $294 million, primarily due to higher working capital requirements of $646 million, partially offset by lower equity earnings, net of dividends of $147 million and Russian suspension costs of $111 million. The higher working capital requirements resulted in a cash outflow of $1.0 billion compared to a cash outflow of $359 million in the comparable period in 2021, mainly due to decreased accrued expenses (as a result of lower variable compensation accruals in 2022) and higher accounts receivable due to increased sales, partially offset by a lower spend in inventories and favorable changes in accounts payable.
Net cash used in investing activities increased $3.3 billion, principally due to $3.2 billion of acquisitions, net of cash acquired for Meritor, Jacobs Vehicle Systems, Siemens CVP and Westport JV. See NOTE 2, "ACQUISITIONS," to our Consolidated Financial Statements for additional information.
Net cash provided by financing activities increased $3.9 billion, primarily due to higher net borrowings of commercial paper of $2.3 billion, increased proceeds from borrowings of $2.0 billion (principally our $2.0 billion term loan) and lower repurchases of common stock of $1.0 billion, partially offset by higher payments on borrowings and finance lease obligations of $1.5 billion ($0.9 billion of which relates to debt assumed in the Meritor acquisition that was retired during the third quarter of 2022 and $450 million of term loan payments in the fourth quarter of 2022).
The effect of exchange rate changes on cash and cash equivalents increased $15 million, primarily due to favorable fluctuations in the British pound, partially offset by unfavorable fluctuations in the Chinese renminbi.

2021 vs. 2020
For prior year liquidity comparisons see the Liquidity and Capital Resources section of our 2021 Form 10-K.
Sources of Liquidity
We generate significant ongoing operating cash flow. Cash provided by operations is our principal source of liquidity with $2.0 billion provided in 2022. At December 31, 2022, our sources of liquidity included:

	December 31, 2022
In millions	Total	U.S.	International	Primary location of international balances
Cash and cash equivalents	$2,101	$870	$1,231	Singapore, China, Canada, Belgium, Australia, Mexico
Marketable securities (1)	472	80	392	India
Total	$2,573	$950	$1,623
Available credit capacity
Revolving credit facilities (2)	$1,426
International and other uncommitted domestic credit facilities	$226

(1) The majority of marketable securities could be liquidated into cash within a few days.
(2) The five-year credit facility for $2.0 billion, the 364-day credit facility for $1.5 billion and the $500 million incremental 364-day credit facility, maturing August 2026 and August 2023, respectively, are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. At December 31, 2022, we had $2.6 billion of commercial paper outstanding, which effectively reduced our available capacity under our revolving credit facilities to $1.4 billion.

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
If we distribute our foreign cash balances to the U.S. or to other foreign subsidiaries, we could be required to accrue and pay withholding taxes, for example, if we repatriated cash from certain foreign subsidiaries whose earnings we asserted are completely or partially permanently reinvested. Foreign earnings for which we assert permanent reinvestment outside the U.S. consist primarily of earnings of our China, India, Canada (including underlying subsidiaries) and Netherlands domiciled subsidiaries. At present, we do not foresee a need to repatriate any earnings for which we assert permanent reinvestment. However, to help fund cash needs of the U.S. or other international subsidiaries as they arise, we repatriate available cash from certain foreign subsidiaries whose earnings are not permanently reinvested when it is cost effective to do so.
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
We have access to committed credit facilities totaling $4.0 billion, including the $1.5 billion 364-day facility that expires August 16, 2023, $500 million incremental 364-day facility that expires August 16, 2023, and $2.0 billion five-year facility that expires on August 18, 2026. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. We intend to maintain credit facilities at the current or higher aggregate amounts by renewing or replacing these facilities at or before expiration. The credit agreements include various financial covenants, including, among others, maintaining a net debt to capital ratio of no more than 0.65 to 1.0. At December 31, 2022, our net leverage ratio was 0.31 to 1.0. There were no outstanding borrowings under these facilities at December 31, 2022.
We can issue up to $4.0 billion of unsecured, short-term promissory notes (commercial paper) pursuant to the Board authorized commercial paper programs. These programs facilitate the private placement of unsecured short-term debt through third-party brokers. We use the net proceeds from the commercial paper borrowings for acquisitions and general corporate purposes. The total combined borrowing capacity under the revolving credit facilities and commercial paper programs should not exceed $4.0 billion. At December 31, 2022, we had $2.6 billion of commercial paper outstanding, which effectively reduced our available capacity under our revolving credit facilities to $1.4 billion. See NOTE 13, "DEBT," to our Consolidated Financial Statements for additional information.
In 2021 we entered into a series of interest rate swaps to effectively convert our $500 million senior notes, due in 2025, from a fixed rate of 0.75 percent to a floating rate equal to the three-month LIBOR plus a spread. We also entered into a series of interest rate swaps to effectively convert $765 million of our $850 million senior notes, due in 2030, from a fixed rate of 1.50 percent to a floating rate equal to the three-month LIBOR plus a spread. The swaps were designated, and are accounted for, as fair value hedges.
In 2019 we entered into $350 million of interest rate lock agreements, and in 2020 we entered into an additional $150 million of lock agreements to reduce the variability of the cash flows of the interest payments on a total of $500 million of fixed rate debt forecast to be issued in 2023 to replace our senior notes at maturity. In December 2022, we settled certain rate lock agreements with notional amounts totaling $150 million for $49 million in cash. This amount will remain in other comprehensive income to be recognized over the term of the anticipated new debt as discussed above.
As a well-known seasoned issuer, we filed an automatic shelf registration for an undetermined amount of debt and equity securities with the SEC on February 8, 2022. Under this shelf registration we may offer, from time to time, debt securities, common stock, preferred and preference stock, depositary shares, warrants, stock purchase contracts and stock purchase units.
In July 2017, the U.K.'s Financial Conduct Authority, which regulates the LIBOR, announced it intends to phase out LIBOR by the end of 2021. The cessation date for submission and publication of rates for certain tenors of LIBOR has since been extended until mid-2023. Various central bank committees and working groups continue to discuss replacement of benchmark rates, the process for amending existing LIBOR-based contracts and the potential economic impacts of different alternatives. The Alternative Reference Rates Committee has identified the SOFR as its preferred alternative rate for U.S. dollar LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. We have evaluated the potential impact of the replacement of the LIBOR benchmark interest rate including risk management, internal operational readiness and monitoring the Financial Accounting Standards Board standard-setting process to address financial reporting issues that might arise in connection with transition from LIBOR to a new benchmark rate. While we do not believe the change will materially impact us due to our operational and system readiness coupled with relevant contractual fallback language, we continue to evaluate all eventual transition risks. In anticipation of LIBOR's phase out, our revolving credit and term loan agreements incorporate the use of SOFR as a replacement for LIBOR. Our 5-year credit facility maturing August 18, 2026, as amended to date, also incorporates SOFR. Additionally, with respect to our approximately $1.3 billion in LIBOR-based fixed to variable rate swaps maturing in 2025 and 2030, we reviewed and believe our adherence to the 2020 LIBOR fallback protocol will allow for a smooth transition to the designated replacement rate when that transition occurs.
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
Supply Chain Financing
We currently have supply chain financing programs with financial intermediaries, which provide certain vendors the option to be paid by financial intermediaries earlier than the due date on the applicable invoice. When a vendor utilizes the program and receives an early payment from a financial intermediary, they take a discount on the invoice. We then pay the financial intermediary the face amount of the invoice on the regularly scheduled due date. The maximum amount that we may have outstanding under the program is $532 million. We do not reimburse vendors for any costs they incur for participation in the program and their participation is completely voluntary. As a result, all amounts owed to the financial intermediaries are presented as accounts payable in our Consolidated Balance Sheets. Amounts due to the financial intermediaries reflected in accounts payable at December 31, 2022, were $331 million.
Uses of Cash
Acquisitions
Acquisitions for the year ended December 31, 2022, were as follows.

Entity Acquired (Dollars in millions)	Date of Acquisition	Additional Percent Interest Acquired	Payments to Former Owners	Acquisition Related Debt Retirements	Total Purchase Consideration(1)
Siemens Commercial Vehicles Propulsion (Siemens CVP)	11/30/22	100%	$187	$—	$187
Meritor, Inc.	08/03/22	100%	2,613	248	2,861
Jacobs Vehicle Systems	04/08/22	100%	345	—	345
Westport JV	02/07/22	50%	42	—	42

See NOTE 2, "ACQUISITIONS," to our Consolidated Financial Statements for additional information.
Dividends
Total dividends paid to common shareholders in 2022, 2021 and 2020 were $855 million, $809 million and $782 million, respectively. Declaration and payment of dividends in the future depends upon our income and liquidity position, among other factors, and is subject to declaration by the Board, who meets quarterly to consider our dividend payment. We expect to fund dividend payments with cash from operations.
In July 2022, the Board authorized an increase to our quarterly dividend of approximately 8 percent from $1.45 per share to $1.57 per share. Cash dividends per share paid to common shareholders and the Board authorized increases for the last three years were as follows:

	Quarterly Dividends
	2022	2021	2020
First quarter	$1.45	$1.35	$1.311
Second quarter	1.45	1.35	1.311
Third quarter	1.57	1.45	1.311
Fourth quarter	1.57	1.45	1.35
Total	$6.04	$5.60	$5.28

Stock Repurchases
In December 2021, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the $2.0 billion repurchase plan authorized in 2019. For the year ended December 31, 2022, we made the following purchases under our stock repurchase program:

In millions (except per share amounts) For each quarter ended	Shares Purchased		Average Cost Per Share	Total Cost of Repurchases	Remaining Authorized Capacity (1)
March 31	1.6		$199.27	$311	$2,281
June 30	0.1		194.00	36	2,245
September 30	0.2		197.72	23	2,222
December 31	0.0	(2)	206.12	4	2,218
Total	1.9		198.74	$374

(1) The remaining $218 million authorized capacity under the 2019 plan was calculated based on the cost to purchase the shares, but excludes commission expenses in accordance with the authorized plan.
(2) Shares purchased in the fourth quarter totaled 21,830.

We intend to repurchase outstanding shares from time to time during 2023 to enhance shareholder value.
Capital Expenditures
Capital expenditures were $916 million, $734 million and $528 million in 2022, 2021 and 2020, respectively. We continue to invest in new product lines and targeted capacity expansions. We plan to spend an estimated $1.2 billion to $1.3 billion in 2023 on capital expenditures with over 60 percent of these expenditures expected to be invested in North America.
Current Maturities of Short and Long-Term Debt
We had $2.6 billion of commercial paper outstanding at December 31, 2022, that matures in less than one year. The maturity schedule of our existing long-term debt requires significant cash outflows in 2023 when our 3.65 percent senior notes and 2025 when our term loan and 0.75 percent senior notes are due. Required annual long-term debt principal payments range from $44 million (2024) to $2.1 billion (2025) over the next five years. See NOTE 13, "DEBT," to the Consolidated Financial Statements for additional information.
Pensions
Our global pension plans, including our unfunded and non-qualified plans, were 120 percent funded at December 31, 2022. Our U.S. defined benefit plans (qualified and non-qualified), which represented approximately 69 percent of the worldwide pension obligation, were 121 percent funded, and our U.K. defined benefit plans were 119 percent funded at December 31, 2022. The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans. In 2022, the investment loss on our U.S. pension trusts was 5.7 percent while our U.K. pension trusts' loss was 41.3 percent.
We sponsor funded and unfunded domestic and foreign defined benefit pension plans. Contributions to the U.S. and U.K. plans were as follows:

	Years ended December 31,
In millions	2022	2021	2020
Defined benefit pension contributions	$53	$78	$92
Defined contribution pension plans	110	92	85

We anticipate making total contributions of approximately $106 million to our global defined benefit pension plans in 2023. Expected contributions to our defined benefit pension plans in 2023 will meet or exceed the current funding requirements.

Future Uses of Cash
A summary of our contractual obligations and other commercial commitments at December 31, 2022, are as follows:

Contractual Cash Obligations	Payments Due by Period
In millions	Current	Long-Term
Long-term debt and finance lease obligations (1)	$765	$6,486
Operating leases (1)	145	412
Capital expenditures	547	—
Purchase commitments for inventory	1,024	2
Other purchase commitments	438	116
Transitional tax liability	43	185
Other postretirement benefits	22	136
International and other domestic letters of credit	60	50
Performance and excise bonds	27	80
Guarantees and other commitments	34	12
Total	$3,105	$7,479

(1) Includes principal payments and expected interest payments based on the terms of the obligations.

The contractual obligations reported above exclude our unrecognized tax benefits of $283 million as of December 31, 2022, which includes $104 million of current tax liabilities and $179 million of long-term deferred tax liabilities. We are not able to reasonably estimate the period in which cash outflows relating to uncertain tax contingencies could occur. See NOTE 5, "INCOME TAXES," to the Consolidated Financial Statements for additional information.
Redeemable Noncontrolling Interests
A 19 percent minority shareholder in one of our businesses, Hydrogenics Corporation (Hydrogenics), has, among other rights and subject to related obligations and restrictive covenants, rights that are exercisable between September 2022 and September 2026 to require us to (1) purchase such shareholder's shares (put option) at an amount up to the fair market value (calculated pursuant to a process outlined in the shareholders' agreement) and (2) sell to such shareholder Hydrogenics' electrolyzer business at an amount up to the fair market value of the electrolyzer business (calculated pursuant to a process outlined in the shareholders’ agreement). We recorded the estimated fair value of the put option as redeemable noncontrolling interests in our Consolidated Financial Statements with an offset to additional paid-in capital. At December 31, 2022, the redeemable noncontrolling interest balance was $258 million.
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

Management's Assessment of Liquidity
Our financial condition and liquidity remain strong. Our solid balance sheet and credit ratings enable us to have ready access to credit and the capital markets. We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities. We believe our access to capital markets, our existing cash and marketable securities, operating cash flow and revolving credit facilities provide us with the financial flexibility needed to fund acquisitions, dividend payments, common stock repurchases, targeted capital expenditures, projected pension obligations, working capital and debt service obligations through 2023 and beyond. We continue to generate significant cash from operations and maintain access to our revolving credit facilities and commercial paper programs as noted above.

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
Critical accounting estimates are defined as follows: the estimate requires management to make assumptions about matters that were highly uncertain at the time the estimate was made; different estimates reasonably could have been used; or if changes in the estimate are reasonably likely to occur from period to period and the change would have a material impact on our financial condition or results of operations. Our senior management has discussed the development and selection of our accounting policies, related accounting estimates and the disclosures set forth below with the Audit Committee of the Board. We believe our critical accounting estimates include estimating liabilities for warranty programs, fair value of intangible assets, assessing goodwill impairments, accounting for income taxes and pension benefits.
Warranty Programs
We estimate and record a liability for base warranty programs at the time our products are sold. Our estimates are based on historical experience and reflect management's best estimates of expected costs at the time products are sold and subsequent adjustment to those expected costs when actual costs differ. As a result of the uncertainty surrounding the nature and frequency of product recall programs, the liability for such programs is recorded when we commit to a recall action or when a recall becomes probable and estimable, which generally occurs when management internally approves or commits to the action. Our warranty liability is generally affected by component failure rates, repair costs and the point of failure within the product life cycle. Future events and circumstances related to these factors could materially change our estimates and require adjustments to our liability. New product launches require a greater use of judgment in developing estimates until historical experience becomes available. Product specific experience is typically available four or five quarters after product launch, with a clear experience trend evident eight quarters after launch. We generally record warranty expense for new products upon shipment using a preceding product's warranty history and a multiplicative factor based upon preceding similar product experience and new product assessment until sufficient new product data is available for warranty estimation. We then use a blend of actual new product experience and preceding product historical experience for several subsequent quarters and new product specific experience thereafter. NOTE 14, "PRODUCT WARRANTY LIABILITY," to our Consolidated Financial Statements contains a summary of the activity in our warranty liability account for 2022, 2021 and 2020 including adjustments to pre-existing warranties.
Fair Value of Intangible Assets
We make strategic acquisitions that may have a material impact on our consolidated results of operations or financial position. We allocate the purchase price of acquired businesses to the assets acquired and liabilities assumed in the transaction at their estimated fair values. The determination of the fair value of intangible assets, which represent a significant portion of the purchase price in many of our acquisitions can be complex and requires the use of significant judgment with regard to (i) the fair value and (ii) the period and the method by which the intangible asset will be amortized. We use information available to us to make fair value determinations and engage independent valuation specialists, when necessary, to assist in the fair value determination of significant acquired intangibles. We estimate the fair value of acquisition-related intangible assets principally based on projections of cash flows that will arise from identifiable intangible assets of acquired businesses, which includes estimates of discount rates, revenue growth rates, earnings or losses before interest expense, income taxes, depreciation and amortization and noncontrolling interests (EBITDA), royalty rates, customer attrition rates, customer renewal rates and technology obsolesce rates. The projected cash flows are discounted to determine the present value of the assets at the dates of acquisition. Although we believe the projections, assumptions and estimates made were reasonable and appropriate, these estimates require significant judgment by management, are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Any adjustments subsequent to the measurement period are recorded to our consolidated statements of income. See NOTE 2, "ACQUISITIONS," to our Consolidated Financial Statements for additional information about our recent business combinations.

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
The discounted cash flow model requires us to make projections of revenue, gross margin, operating expenses, working capital investment and fixed asset additions for the reporting units over a multi-year period. Additionally, management must estimate a weighted-average cost of capital, which reflects a market rate, for each reporting unit for use as a discount rate. The discounted cash flows are compared to the carrying value of the reporting unit and, if less than the carrying value, the difference is recorded as a goodwill impairment loss. In addition, we also perform a sensitivity analysis to determine how much our forecasts can fluctuate before the fair value of a reporting unit would be lower than its carrying amount. Future changes in the judgments, assumptions and estimates that are used in our goodwill impairment testing, including discount rates or future operating results and related cash flow projections, could result in significantly different estimates of the fair values in the future. An increase in discount rates, a reduction in projected cash flows or a combination of the two could lead to a reduction in the estimated fair values, which may result in impairment charges that could materially affect our financial statements in any given year. We perform the required procedures as of the end of our fiscal third quarter.
After considering the results of the recent fair value valuations related to the Meritor acquisition, the capital markets environment, economic conditions, results of operations and other factors, we concluded that the fair value of all of our reporting units exceeded their carrying value as of September 30, 2022. However, given the recent acquisition of Meritor, when fair value equaled carrying value as of the acquisition date (August 3, 2022), there is a heightened risk of a future impairment to the extent its fair value changes in future periods.

Accounting for Income Taxes
We determine our income tax expense using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Future tax benefits of net operating loss and credit carryforwards are also recognized as deferred tax assets. We evaluate the recoverability of our deferred tax assets each quarter by assessing the likelihood of future profitability and available tax planning strategies that could be implemented to realize our net deferred tax assets. At December 31, 2022, we recorded a net deferred tax liability of $24 million. The net deferred tax assets included $799 million for the value of net operating loss and credit carryforwards. A valuation allowance of $704 million was recorded to reduce the tax assets to the net value management believed was more likely than not to be realized. In the event our operating performance deteriorates, future assessments could conclude that a larger valuation allowance will be needed to further reduce the deferred tax assets.
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
Pension Benefits
We sponsor a number of pension plans globally, with the majority of assets in the U.S. and the U.K. In the U.S. and the U.K., we have major defined benefit plans that are separately funded. We account for our pension programs in accordance with employers' accounting for defined benefit pension plans, which requires that amounts recognized in financial statements be determined using an actuarial basis. As a result, our pension benefit programs are based on a number of statistical and judgmental assumptions that attempt to anticipate future events and are used in calculating the expense and liability related to our plans each year at December 31. These assumptions include discount rates used to value liabilities, assumed rates of return on plan assets, future compensation increases, inflation, employee turnover rates, actuarial assumptions relating to retirement age, mortality rates and participant withdrawals. The actuarial assumptions we use may differ significantly from actual results due to changing economic conditions, participant life span and withdrawal rates. These differences may result in a material impact to the amount of net periodic pension cost to be recorded in our Consolidated Financial Statements in the future.
The expected long-term return on plan assets is used in calculating the net periodic pension cost. We considered several factors in developing our expected rate of return on plan assets. The long-term rate of return considers historical returns and expected returns on current and projected asset allocations. Projected returns are based primarily on broad, publicly traded passive fixed income and equity indices and forward-looking estimates of the value added by active investment management. At December 31, 2022, based upon our target asset allocations, it is anticipated that our U.S. investment policy will generate an average annual return over the 30-year projection period equal to or in excess of 6.50 percent, including the additional positive returns expected from active investment management.
The one-year return for our U.S. plans was a 5.7 percent loss for 2022. Our U.S. plan assets averaged annualized returns of 6.58 percent over the prior ten years and resulted in approximately $166 million of actuarial losses in accumulated other comprehensive loss (AOCL) in the same period. Based on the historical returns and forward-looking return expectations for capital markets, as plan assets continue to be de-risked, consistent with our investment policy, we believe our investment return assumption of 7.00 percent in 2023 for U.S. pension assets is reasonable and attainable.
The methodology used to determine the rate of return on pension plan assets in the U.K. was based on establishing an equity-risk premium over current long-term bond yields adjusted based on target asset allocations. At December 31, 2022, based upon our target asset allocations, it is anticipated that our U.K. investment policy will generate an average annual return over the 20-year projection period equal to or in excess of 4.01 percent. The one-year return for our U.K. plans was a 41.3 percent loss for 2022. The majority of the Cummins U.K. plan’s assets and certain Meritor U.K. plan’s assets are linked to the price of U.K. government gilts in order to hedge movements in the liabilities. U.K. government gilts fell approximately 40 percent during 2022 while our total U.K. pension assets fell by 41.3 percent as a result of the asset price declines over the same period. We generated average annualized returns of 2.76 percent over ten years, resulting in approximately $310 million of actuarial losses in AOCL. Our strategy with respect to our investments in pension plan assets is to be invested with a long-term outlook. Based on the historical returns and forward-looking return expectations as the plan assets continue to be de-risked, we believe that an investment return assumption of 5.00 percent in 2023 for U.K. pension assets is reasonable and attainable.
Our target allocation for 2023 and pension plan asset allocations, excluding Meritor, at December 31, 2022 and 2021 are as follows:

	Cummins U.S. Plan			Cummins U.K. Plan
	Target Allocation	Percentage of Plan Assets at December 31,		Target Allocation	Percentage of Plan Assets at December 31,
Investment description	2023	2022	2021	2023	2022	2021
Liability matching	72.0%	70.0%	70.0%	65.0%	48.0%	52.0%
Risk seeking	28.0%	30.0%	30.0%	35.0%	52.0%	48.0%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Meritor’s investment policies in the U.S. and U.K. have historically targeted a well-diversified asset allocation strategy to promote asset growth while maintaining an acceptable level of risk over the long-term with a goal of minimizing company contributions. We are actively reviewing the plan investments and will pursue adjustments to the allocation when appropriate and necessary to align the assets more closely with our management’s strategy and view of prudent and acceptable risk to the company, the plan and its funding goals. Target allocation for 2023 and pension plan asset allocation at December 31, 2022, for Meritor plans are as follows:

	Meritor U.S. Plan		Meritor U.K. Plan
	Target Allocation	Percentage of Plan Assets at December 31,	Target Allocation	Percentage of Plan Assets at December 31,
Investment description	2023	2022	2023	2022
Liability matching	—%	—%	35%	70%
Risk seeking	100%	100%	65%	30%
Total	100%	100%	100%	100%

Due to the extreme market volatility in the U.K. during the fourth quarter of 2022, the Meritor U.K. plan rebalanced a significant portion of the plan into liability matching assets. The current investment policy and asset allocation targets for the U.K. plan are being actively reviewed to determine if any changes are appropriate.
The differences between the actual return on plan assets and expected long-term return on plan assets are recognized in the asset value used to calculate net periodic cost over five years. The table below sets forth our expected rate of return for 2023 and the expected return assumptions used to develop our pension cost for the period 2020-2022.

	Long-term Expected Return Assumptions
	2023	2022	2021	2020
U.S. plans	7.00%	6.50%	6.25%	6.25%
U.K. plans	5.00%	4.01%	4.00%	4.00%

Pension accounting offers various acceptable alternatives to account for the differences that eventually arise between the estimates used in the actuarial valuations and the actual results. It is acceptable to delay or immediately recognize these differences. Under the delayed recognition alternative, changes in pension obligations (including those resulting from plan amendments) and changes in the value of assets set aside to meet those obligations are not recognized in net periodic pension cost as they occur but are recognized initially in AOCL and subsequently amortized as components of net periodic pension cost systematically and gradually over future periods. In addition to this approach, we may also adopt immediate recognition of actuarial gains or losses. Immediate recognition introduces volatility in financial results. We have chosen to delay recognition and amortize actuarial differences over future periods. If we adopted the immediate recognition approach, we would record a loss of $693 million ($525 million after-tax) from cumulative actuarial net losses for our U.S. and U.K. pension plans.
The difference between the expected return and the actual return on plan assets is deferred from recognition in our results of operations and under certain circumstances, such as when the difference exceeds 10 percent of the greater of the market value of plan assets or the projected benefit obligation, the difference is amortized over future years of service. This is also true of changes to actuarial assumptions. Under the delayed recognition alternative, the actuarial gains and losses are recognized and recorded in AOCL. As our losses related to the U.S. and U.K. pension plans exceed 10 percent of their respective plan assets, the excess is amortized over the average remaining service lives of participating employees. Net actuarial losses decreased our shareholders' equity by $129 million after-tax in 2022. The loss is primarily due to unfavorable asset returns, partially offset by higher discount rates in the U.S. and U.K.

The table below sets forth the net periodic pension (income) cost for the years ended December 31 and our expected cost for 2023.

In millions	2023	2022	2021	2020
Net periodic pension (income) cost	$(2)	$19	$78	$102

We expect 2023 net periodic pension income to increase compared to 2022, primarily due to the full year benefit of the Meritor pension plans added during the acquisition and a higher estimated return on assets in the U.S. and U.K. The decrease in net periodic pension cost in 2022 compared to 2021 was primarily due to higher discount rates in the U.S. and U.K. and favorable actuarial experience in the U.S., partially offset by a lower expected rate of return in the U.K. The decrease in net periodic pension cost in 2021 compared to 2020 was due to favorable actuarial experience and investment returns, partially offset by lower discount rates in the U.S. and U.K.
The weighted-average discount rates used to develop our net periodic pension cost are set forth in the table below.

	Discount Rates
	2023	2022	2021	2020
U.S. plans	5.55%	3.31%	2.62%	3.36%
U.K. plans	4.99%	2.26%	1.50%	2.00%

The discount rate enables us to state expected future cash payments for benefits as a present value on the measurement date. The guidelines for setting this rate suggest the use of a high-quality corporate bond rate. We used bond information provided by Moody's Investor Services, Inc. and Standard & Poor's Rating Services. All bonds used to develop our hypothetical portfolio in the U.S. and U.K. were deemed high-quality, non-callable bonds (Aa or better) at December 31, 2022, by at least one of the bond rating agencies.
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
The table below sets forth the estimated impact on our 2023 net periodic pension income relative to a change in the discount rate and a change in the expected rate of return on plan assets.

In millions	Impact on Pension Income Increase/(Decrease)
Discount rate used to value liabilities
0.25 percent increase	$(1)
0.25 percent decrease	1
Expected rate of return on assets
1 percent increase	(60)
1 percent decrease	60

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
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
See NOTE 1, "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES" to our Consolidated Financial Statements for additional information.
ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to financial risk resulting from volatility in foreign exchange rates, interest rates and commodity prices. This risk is closely monitored and managed through the use of physical forward contracts (which are not considered derivatives), and financial derivative instruments including foreign currency forward contracts, commodity swap contracts and interest rate swaps and locks. Financial derivatives are used expressly for hedging purposes and under no circumstances are they used for speculative purposes. When material, we adjust the estimated fair value of our derivative contracts for counterparty or our credit risk. None of our derivative instruments are subject to collateral requirements. Substantially all of our derivative contracts are subject to master netting arrangements, which provide us with the option to settle certain contracts on a net basis when they settle on the same day with the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event.
We also enter into physical forward contracts with certain suppliers to purchase minimum volumes of commodities at contractually stated prices for various periods. These arrangements, as further described below, enable us to fix the prices of portions of our normal purchases of these commodities, which otherwise are subject to market volatility.
The following describes our risk exposures and provides the results of a sensitivity analysis performed at December 31, 2022. The sensitivity analysis assumes instantaneous, parallel shifts in foreign currency exchange rates and commodity prices. See NOTE 22, "DERIVATIVES," to our Consolidated Financial Statements for additional information.
Foreign Currency Exchange Rate Risk
As a result of our international business presence, we are exposed to foreign currency exchange rate risks. We transact business in foreign currencies and, as a result, our income experiences some volatility related to movements in foreign currency exchange rates. To help manage our exposure to exchange rate volatility, we use foreign currency forward contracts on a regular basis to hedge forecasted intercompany and third-party sales and purchases denominated in non-functional currencies. Our foreign currency cash flow hedges generally mature within two years. These foreign currency forward contracts are designated and qualify as foreign currency cash flow hedges. For the years ended December 31, 2022 and 2021, there were no circumstances that resulted in the discontinuance of a foreign currency cash flow hedge.
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
We are further exposed to foreign currency exchange risk as many of our subsidiaries are subject to fluctuations as the functional currencies of the underlying entities are not our U.S. dollar reporting currency. In order to minimize movements in certain investments, in 2022 we began entering into foreign exchange forwards designated as net investment hedges. Under the terms of our foreign exchange forwards, we agreed with third parties to sell British pounds in exchange for U.S. dollar currency at a specified rate at the maturity of the contract. These forwards are utilized to hedge portions of our net investments denominated in the British pound against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. The change in fair value related to the spot-to-forward rate difference is recorded as other income (expense) with all other changes in fair value deferred and reported as components of AOCL. The unrealized gain or loss is classified into income in the same period when the foreign subsidiary is sold or substantially liquidated.
At December 31, 2022, the potential gain or loss in the fair value of our outstanding foreign currency contracts, assuming a hypothetical 10 percent fluctuation in the currencies of such contracts, would be approximately $9 million. The sensitivity analysis of the effects of changes in foreign currency exchange rates assumes the notional value to remain constant for the next 12 months. The analysis ignores the impact of foreign exchange movements on our competitive position and potential changes in sales levels. Any change in the value of the contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items.

Interest Rate Risk
We are exposed to market risk from fluctuations in interest rates. We manage our exposure to interest rate fluctuations through the use of interest rate swaps and interest rate locks. The objective of the swaps is to more effectively balance our borrowing costs and interest rate risk.
At any time, a change in interest rates could have an adverse impact on the fair value of our portfolios. Assuming a hypothetical adverse movement in interest rates of one percentage point, the combined value of our interest rate derivatives portfolios would be reduced by $7 million, as calculated as of December 31, 2022. However, this does not take into consideration an offset in the underlying hedged items. While these are our best estimates of the impact of the specified interest rate scenario, actual results could differ from those projected. The sensitivity analysis presented assumes interest rate changes are instantaneous with parallel shifts in the yield curve.
Commodity Price Risk
We are exposed to fluctuations in commodity prices due to contractual agreements with component suppliers. In order to protect ourselves against future price volatility and, consequently, fluctuations in gross margins, we periodically enter into commodity swap and forward contracts with designated banks and other counterparties to fix the cost of certain raw material purchases with the objective of minimizing changes in inventory cost due to market price fluctuations. These commodity swaps are designated and qualify as cash flow hedges. At December 31, 2022, realized and unrealized gains and losses related to these hedges were not material to our financial statements. We also enter into physical forward contracts, which qualify for the normal purchases scope exception and are treated as purchase commitments.
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

ITEM 8.    Financial Statements and Supplementary Data
Index to Financial Statements
•Management's Report to Shareholders
•Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
•Consolidated Statements of Net Income for the years ended December 31, 2022, 2021 and 2020
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020
•Consolidated Balance Sheets at December 31, 2022 and 2021
•Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
•Consolidated Statements of Changes in Redeemable Noncontrolling Interests and Equity for the years ended December 31, 2022, 2021 and 2020
•Notes to the Consolidated Financial Statements

NOTE	1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NOTE	2	ACQUISITIONS
NOTE	3	REVENUE FROM CONTRACTS WITH CUSTOMERS
NOTE	4	INVESTMENTS IN EQUITY INVESTEES
NOTE	5	INCOME TAXES
NOTE	6	MARKETABLE SECURITIES
NOTE	7	INVENTORIES
NOTE	8	PROPERTY, PLANT AND EQUIPMENT
NOTE	9	LEASES
NOTE	10	GOODWILL AND OTHER INTANGIBLE ASSETS
NOTE	11	PENSIONS AND OTHER POSTRETIREMENT BENEFITS
NOTE	12	SUPPLEMENTAL BALANCE SHEET DATA
NOTE	13	DEBT
NOTE	14	PRODUCT WARRANTY LIABILITY
NOTE	15	COMMITMENTS AND CONTINGENCIES
NOTE	16	REDEEMABLE NONCONTROLLING INTERESTS
NOTE	17	CUMMINS INC. SHAREHOLDERS' EQUITY
NOTE	18	ACCUMULATED OTHER COMPREHENSIVE LOSS
NOTE	19	NONCONTROLLING INTERESTS
NOTE	20	STOCK INCENTIVE AND STOCK OPTION PLANS
NOTE	21	EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
NOTE	22	DERIVATIVES
NOTE	23	RUSSIAN OPERATIONS
NOTE	24	OPERATING SEGMENTS

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
On August 3, 2022, we completed the acquisition of Meritor. As part of our ongoing integration of the Meritor business, we are continuing to incorporate our controls and procedures into Meritor and to augment our company-wide controls to reflect the risks inherent in an acquisition of this type. As permitted by the Securities and Exchange Commission (SEC) staff guidance for newly acquired businesses, management’s assessment of the effectiveness of our internal control over financial reporting for the year ending December 31, 2022, excludes the acquired Meritor business in order for management to have sufficient time to evaluate and implement our internal control structure over the operations of the Meritor business. Meritor is a wholly-owned subsidiary whose total assets and total net sales represent approximately 12 percent and 7 percent of our consolidated financial statement amounts as of and for the year ended December 31, 2022.
Management assessed the effectiveness of our internal control over financial reporting and concluded it was effective as of December 31, 2022. In making its assessment, management utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).
The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Officer Certifications
Please refer to Exhibits 31(a) and 31(b) attached to this report for certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

/s/ JENNIFER RUMSEY	/s/ MARK A. SMITH
President and Chief Executive Officer	Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cummins Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cummins Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of net income, comprehensive income, changes in redeemable noncontrolling interests and equity, and cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Meritor, Inc. (Meritor) from its assessment of internal control over financial reporting as of December 31, 2022 because it was acquired by the Company in a purchase business combination during 2022. We have also excluded Meritor from our audit of internal control over financial reporting. Meritor is a wholly-owned subsidiary whose total assets and total net sales excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 12% and 7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.

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

Acquisition of Meritor - Valuation of Customer Relationships

As described in Note 2 to the consolidated financial statements, the Company completed the acquisition of Meritor on August 3, 2022 for the total purchase price of $2.9 billion, including debt that was retired on the closing date of $248 million. Of the identifiable intangible assets acquired, management recognized customer relationships of $960 million. Management estimated the fair value of the customer relationships using the multi-period excess earnings method. Key assumptions used in the multi-period excess earnings method include projections of revenue and earnings or losses before interest expense, income taxes, depreciation and amortization and non-controlling interests (EBITDA), discount rate, customer attrition rates, and customer renewal rates.

The principal considerations for our determination that performing procedures relating to the valuation of the customer relationships acquired in the acquisition of Meritor is a critical audit matter are (i) the significant judgment by management when determining the fair value estimate of the customer relationships acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projections of EBITDA; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of the customer relationships acquired, including controls over the determination of the significant assumptions related to projections of EBITDA. These procedures also included, among others (i) reading the purchase agreement and (ii) testing management’s process for determining the fair value estimate of the customer relationships acquired. This included evaluating the appropriateness of the multi-period excess earnings method, testing the completeness and accuracy of underlying data used in the multi-period excess earnings method, and evaluating the reasonableness of the significant assumptions used by management related to projections of EBITDA. Evaluating management’s significant assumptions related to projections of EBITDA involved considering (i) the past performance of Meritor and (ii) the consistency with economic and industry data. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the Company’s multi-period excess earnings method.

Base Product Warranty Liability

As described in Notes 1 and 14 to the consolidated financial statements, management estimates and records a liability for base product warranty programs at the time products are sold. As of December 31, 2022, the total accrued liability for product warranty programs was $1,470 million. The estimate for one of the base product warranty programs is based on historical experience and reflects management's best estimates of expected costs at the time products are sold and subsequent adjustment to those expected costs when actual costs differ. Management’s estimate of the base product warranty liability is generally affected by component failure rates, repair costs, and the point of failure within the product life cycle.

The principal considerations for our determination that performing procedures relating to the base product warranty liability is a critical audit matter are (i) the significant judgment by management when determining the estimate for the base product warranty liability and (ii) a high degree of auditor judgment and effort in performing procedures and evaluating management’s significant assumptions related to component failure rates, repair costs, and the point of failure within the product life cycle.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimate for the base product warranty liability, including controls related to the determination of the significant assumptions related to component failure rates, repair costs, and the point of failure within the product life cycle. These procedures also included, among others, testing management’s process for determining the estimate for the base product warranty liability. This included evaluating the appropriateness of the method used by management, testing the completeness and accuracy of underlying data used in the warranty estimate, and evaluating the reasonableness of the significant assumptions used by management related to component failure rates, repair costs, and the point of failure within the product life cycle. Evaluating management’s significant assumptions related to component failure rates, repair costs, and the point of failure within the product life cycle involved considering the historical product experience of the Company.

/s/PricewaterhouseCoopers LLP
Indianapolis, Indiana
February 14, 2023

We have served as the Company’s auditor since 2002.

CUMMINS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME

	Years ended December 31,
In millions, except per share amounts	2022	2021	2020
NET SALES (Note 3)	$28,074	$24,021	$19,811
Cost of sales	21,355	18,326	14,917
GROSS MARGIN	6,719	5,695	4,894
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	2,687	2,374	2,125
Research, development and engineering expenses	1,278	1,090	906
Equity, royalty and interest income from investees (Notes 4 and 23)	349	506	452
Other operating expense, net (Note 23)	174	31	46
OPERATING INCOME	2,929	2,706	2,269
Interest expense (Note 13)	199	111	100
Other income, net	89	156	169
INCOME BEFORE INCOME TAXES	2,819	2,751	2,338
Income tax expense (Note 5)	636	587	527
CONSOLIDATED NET INCOME	2,183	2,164	1,811
Less: Net income attributable to noncontrolling interests	32	33	22
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$2,151	$2,131	$1,789

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC. (Note 21)
Basic	$15.20	$14.74	$12.07
Diluted	$15.12	$14.61	$12.01

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
In millions	2022	2021	2020
CONSOLIDATED NET INCOME	$2,183	$2,164	$1,811
Other comprehensive income (loss), net of tax (Note 18)
Change in pension and other postretirement defined benefit plans	(81)	389	(1)
Foreign currency translation adjustments	(384)	(9)	71
Unrealized gain (loss) on derivatives	106	26	(34)
Total other comprehensive (loss) income, net of tax	(359)	406	36
COMPREHENSIVE INCOME	1,824	2,570	1,847
Less: Comprehensive (loss) income attributable to noncontrolling interests	(8)	28	12
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUMMINS INC.	$1,832	$2,542	$1,835
The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
In millions, except par value	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$2,101	$2,592
Marketable securities (Note 6)	472	595
Total cash, cash equivalents and marketable securities	2,573	3,187
Accounts and notes receivable, net
Trade and other	4,826	3,565
Nonconsolidated equity investees	376	425
Inventories (Note 7)	5,603	4,355
Prepaid expenses and other current assets	1,073	777
Total current assets	14,451	12,309
Long-term assets
Property, plant and equipment, net (Note 8)	5,521	4,422
Investments and advances related to equity method investees (Note 4)	1,759	1,538
Goodwill (Note 10)	2,343	1,287
Other intangible assets, net (Note 10)	2,687	900
Pension assets (Note 11)	1,398	1,488
Other assets (Note 12)	2,140	1,766
Total assets	$30,299	$23,710

LIABILITIES
Current liabilities
Accounts payable (principally trade)	$4,252	$3,021
Loans payable (Note 13)	210	208
Commercial paper (Note 13)	2,574	313
Current maturities of long-term debt (Note 13)	573	59
Accrued compensation, benefits and retirement costs	617	683
Current portion of accrued product warranty (Note 14)	726	755
Current portion of deferred revenue (Note 3)	1,004	855
Other accrued expenses (Note 12)	1,465	1,190
Total current liabilities	11,421	7,084
Long-term liabilities
Long-term debt (Note 13)	4,498	3,579
Deferred revenue (Note 3)	844	850
Other liabilities (Note 12)	3,311	2,796
Total liabilities	$20,074	$14,309

Commitments and contingencies (Note 15)

Redeemable noncontrolling interests (Notes 1 and 16)	$258	$366

EQUITY
Cummins Inc. shareholders’ equity (Note 17)
Common stock, $2.50 par value, 500 shares authorized, 222.5 and 222.5 shares issued	$2,243	$2,099
Retained earnings	18,037	16,741
Treasury stock, at cost, 81.2 and 80.0 shares	(9,415)	(9,123)
Accumulated other comprehensive loss (Note 18)	(1,890)	(1,571)
Total Cummins Inc. shareholders’ equity	8,975	8,146
Noncontrolling interests (Note 19)	992	889
Total equity	$9,967	$9,035
Total liabilities, redeemable noncontrolling interests and equity	$30,299	$23,710
The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
In millions	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$2,183	$2,164	$1,811
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	784	662	673
Deferred income taxes (Note 5)	(274)	7	7
Equity in income of investees, net of dividends	64	(83)	(105)
Pension and OPEB expense (Note 11)	24	83	108
Pension contributions and OPEB payments (Note 11)	(85)	(102)	(121)
Russian suspension costs, net of recoveries (Note 23)	111	—	—
Restructuring payments	—	(1)	(110)
Loss (gain) on corporate owned life insurance	102	—	(57)
Foreign currency remeasurement and transaction exposure	(27)	37	2
Changes in current assets and liabilities, net of acquisitions
Accounts and notes receivable	(697)	(174)	(51)
Inventories	(567)	(945)	46
Other current assets	(109)	2	(39)
Accounts payable	538	217	288
Accrued expenses	(170)	541	121
Changes in other liabilities	(1)	(6)	189
Other, net	86	(146)	(40)
Net cash provided by operating activities	1,962	2,256	2,722

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(916)	(734)	(528)
Acquisitions of businesses, net of cash acquired (Note 2)	(3,191)	—	—
Investments in marketable securities—acquisitions	(1,073)	(806)	(593)
Investments in marketable securities—liquidations (Note 6)	1,151	673	469
Other, net	(143)	(6)	(67)
Net cash used in investing activities	(4,172)	(873)	(719)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings (Note 13)	2,103	79	2,014
Net borrowings (payments) of commercial paper (Note 13)	2,261	(10)	(337)
Payments on borrowings and finance lease obligations	(1,550)	(73)	(73)
Dividend payments on common stock (Note 17)	(855)	(809)	(782)
Repurchases of common stock (Note 17)	(374)	(1,402)	(641)
Other, net	84	(12)	99
Net cash provided by (used in) financing activities	1,669	(2,227)	280
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	50	35	(11)
Net (decrease) increase in cash and cash equivalents	(491)	(809)	2,272
Cash and cash equivalents at beginning of year	2,592	3,401	1,129
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,101	$2,592	$3,401

The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY

In millions	Redeemable Noncontrolling Interests	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Common Stock Held in Trust	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2019	$58	$556	$1,790	$14,416	$(7,225)	$(2)	$(2,028)	$7,507	$900	$8,407
Adoption of new accounting standards				(4)				(4)	—	(4)
Net income	(4)			1,789				1,789	26	1,815
Other comprehensive income (loss), net of tax (Note 18)							46	46	(10)	36
Issuance of common stock			10					10	—	10
Employee benefits trust activity			32			2		34	—	34
Repurchases of common stock (Note 17)					(641)			(641)	—	(641)
Cash dividends on common stock (Note 17)				(782)				(782)	—	(782)
Distributions to noncontrolling interests								—	(26)	(26)
Share-based awards			1		87			88	—	88
Fair value adjustment of redeemable noncontrolling interests	231		(231)					(231)	—	(231)
Other shareholder transactions	(3)		15					15	(14)	1
BALANCE AT DECEMBER 31, 2020	$282	$556	$1,617	$15,419	$(7,779)	$—	$(1,982)	$7,831	$876	$8,707
Net income	(13)			2,131				2,131	46	2,177
Other comprehensive income (loss), net of tax (Note 18)							411	411	(5)	406
Issuance of common stock			1					1	—	1
Repurchases of common stock (Note 17)					(1,402)			(1,402)	—	(1,402)
Cash dividends on common stock (Note 17)				(809)				(809)	—	(809)
Distributions to noncontrolling interests								—	(28)	(28)
Share-based awards			1		55			56	—	56
Fair value adjustment of redeemable noncontrolling interests	97		(97)					(97)	—	(97)
Other shareholder transactions			21		3			24	—	24
BALANCE AT DECEMBER 31, 2021	$366	$556	$1,543	$16,741	$(9,123)	$—	$(1,571)	$8,146	$889	$9,035
Net income	(24)			2,151				2,151	56	2,207
Other comprehensive loss, net of tax (Note 18)							(319)	(319)	(40)	(359)
Issuance of common stock			8					8	—	8
Repurchases of common stock (Note 17)					(374)			(374)	—	(374)
Cash dividends on common stock (Note 17)				(855)				(855)	—	(855)
Distributions to noncontrolling interests								—	(38)	(38)
Share-based awards			3		77			80	—	80
Acquisition of business (Note 2)								—	111	111
Fair value adjustment of redeemable noncontrolling interests	(104)		104					104	—	104
Other shareholder transactions	20		29		5			34	14	48
BALANCE AT DECEMBER 31, 2022	$258	$556	$1,687	$18,037	$(9,415)	$—	$(1,890)	$8,975	$992	$9,967
The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
We were founded in 1919 as Cummins Engine Company, a corporation in Columbus, Indiana and one of the first diesel engine manufacturers. In 2001, we changed our name to Cummins Inc. We are a global power leader that designs, manufactures, distributes and services diesel, natural gas, electric and hybrid powertrains and powertrain-related components including filtration, aftertreatment, turbochargers, fuel systems, controls systems, air handling systems, automated transmissions, axles, drivelines, brakes, suspension systems, electric power generation systems, batteries, electrified power systems, electric powertrains, hydrogen production and fuel cell products. We sell our products to original equipment manufacturers (OEMs), distributors, dealers and other customers worldwide. We serve our customers through a service network of approximately 460 wholly-owned, joint venture and independent distributor locations and more than 10,000 Cummins certified dealer locations in approximately 190 countries and territories.
Meritor Acquisition
On August 3, 2022, we completed the acquisition of Meritor, Inc. (Meritor) with a purchase price of $2.9 billion (including debt repaid concurrent with the acquisition). Our consolidated results and segment results include Meritor's activity since the date of acquisition. Meritor was split into the newly formed axles and brakes business and electric powertrain. The results for the axles and brakes business are included in our Components segment while the electric powertrain portion is included in our New Power segment. See NOTE 2, "ACQUISITIONS," for additional information.
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
Reclassifications
Certain amounts for 2021 and 2020 were reclassified to conform to the current year presentation.

Revisions
During the third quarter of 2022, we determined that a put right held by a minority shareholder in one of our subsidiaries, which became exercisable in September 2022, was incorrectly classified as noncontrolling interests (NCI) as opposed to mezzanine equity in our Consolidated Balance Sheets. Because the put right was exercisable at fair value (as defined in the governing documents of the subsidiary), the NCI should have also been reflected at fair value at each balance sheet date with an offset to additional paid-in-capital (APIC). As a result, we have revised our historical financial statements to reflect the NCI at its estimated fair value as redeemable noncontrolling interests in our Consolidated Balance Sheets with a corresponding offset in NCI and APIC. This error did not impact our Consolidated Statements of Net Income, Consolidated Statements of Comprehensive Income or Consolidated Statements of Cash Flows for any period. The amounts reclassified from NCI and revisions to APIC were as follows:

In millions	Noncontrolling Interests	Additional Paid-in Capital	Total Correction to Mezzanine Equity
December 31, 2019	$58	$—	$58
December 31, 2020	51	231	282
December 31, 2021	38	328	366
March 31, 2022	34	358	392
June 30, 2022	27	199	226
See NOTE 16, "REDEEMABLE NONCONTROLLING INTERESTS," for further information regarding the put right. We have concluded the correction of this error does not have a material impact to our previously issued annual and interim consolidated financial statements.
Investments in Equity Investees
We use the equity method to account for our investments in joint ventures, affiliated companies and alliances in which we have the ability to exercise significant influence, generally represented by equity ownership or partnership equity of at least 20 percent but not more than 50 percent. Generally, under the equity method, original investments in these entities are recorded at cost and subsequently adjusted by our share of equity in income or losses after the date of acquisition. Investment amounts in excess of our share of an investee's net assets are amortized over the life of the related asset creating the excess, except goodwill which is not amortized. Equity in income or losses of each investee is recorded according to our level of ownership; if losses accumulate, we record our share of losses until our investment has been fully depleted. If our investment has been fully depleted, we recognize additional losses only when we are the primary funding source. We eliminate (to the extent of our ownership percentage) in our Consolidated Financial Statements the profit in inventory held by our equity method investees that has not yet been sold to a third-party. Dividends received from equity method investees reduce the amount of our investment when received and do not impact our earnings. Our investments are classified as Investments and advances related to equity method investees in our Consolidated Balance Sheets. Our share of the results from joint ventures, affiliated companies and alliances is reported in our Consolidated Statements of Net Income as Equity, royalty and interest income from investees, and is reported net of all applicable income taxes.
Our share of the results from our foreign equity investees are presented net of applicable foreign income taxes in our Consolidated Statements of Net Income. Our remaining U.S. equity investees are partnerships (non-taxable), thus there is no difference between gross or net of tax presentation as the investees are not taxed. See NOTE 4, "INVESTMENTS IN EQUITY INVESTEES," for additional information.
Use of Estimates in the Preparation of the Financial Statements
Preparation of financial statements requires management to make estimates and assumptions that affect reported amounts presented and disclosed in our Consolidated Financial Statements. Significant estimates and assumptions in these Consolidated Financial Statements require the exercise of judgement and are used for, but not limited to, estimates of future cash flows and other assumptions associated with the valuation of intangible assets and goodwill and long-lived asset impairment tests, useful lives for depreciation and amortization, warranty programs, determination of discount rate and other assumptions for pensions and other postretirement benefit obligations and related costs, income taxes, deferred tax valuation allowances, contingencies and allowances for doubtful accounts. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates.
Current supply chain disruptions and related future financial impacts cannot be estimated at this time. This uncertainty could have an impact on certain estimates used in the preparation of our 2022 financial results.

Revenue From Contracts with Customers
Revenue Recognition Sales of Products
We sell to customers either through long-term arrangements or standalone purchase orders. Our long-term arrangements generally do not include committed volumes until underlying purchase orders are issued. Our performance obligations vary by contract, but may include diesel and natural gas engines and engine-related component products, including filtration, aftertreatment, turbochargers, fuel systems, controls systems, air handling systems, automated transmissions, engine braking, cylinder deactivation and start and stop thermal management technologies, drivetrain systems and components including axles, drivelines, braking and suspension systems, electric power generation systems and construction related projects, batteries, electrified power systems, hydrogen production and fuel cell products, parts, maintenance services and extended warranty coverage.
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
Unbilled Revenue
We recognize unbilled revenue when the revenue has been earned, but not yet billed. Unbilled revenue is included in our Consolidated Balance Sheets as a component of current assets for those expected to be collected in a period of less than one year and long-term assets for those expected to be collected in a period beyond one year. Unbilled revenue relates to our right to consideration for our completed performance under a contract. Unbilled revenue generally arises from contractual provisions that delay a portion of the billings on genset deliveries until commissioning occurs. Unbilled revenue may also occur when billings trail the provision of service in construction and long-term maintenance contracts. Our unbilled revenue is assessed for collection risks at the time the amounts are initially recorded. This estimate of expected losses reflects those losses expected to occur over the contractual life of the unbilled amount through the time of collection. We did not record any impairment losses on our unbilled revenues during the years ended December 31, 2022, 2021 and 2020.
Contract Costs
We are required to record an asset for the incremental costs of obtaining a contract with a customer and other costs to fulfill a contract not otherwise required to be immediately expensed when we expect to recover those costs. The only material incremental cost we incur is commission expense, which is generally incurred in the same period as the underlying revenue. Costs to fulfill a contract are generally limited to customer-specific engineering expenses that do not meet the definition of research and development expenses. As a practical expedient, we have elected to recognize these costs of obtaining a contract as an expense when the related contract period is less than one year. When the period exceeds one year, this asset is amortized over the life of the contract. We did not have any material capitalized balances at December 31, 2022 or 2021.
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
Foreign currency transaction gains and losses are included in current net income. For foreign entities where the U.S. dollar is the functional currency, including those operating in highly inflationary economies when applicable, we remeasure non-monetary balances and the related income statement amounts using historical exchange rates. We include the resulting gains and losses in income, including the effect of derivatives in our Consolidated Statements of Net Income, which combined with transaction gains and losses amounted to a net loss of $8 million and a net gain of $2 million and $4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Due to our international business presence, we are exposed to foreign currency exchange risk. We transact in foreign currencies and have assets, liabilities and investments in subsidiaries denominated in foreign currencies. Consequently, our income experiences some volatility related to movements in foreign currency exchange rates. In order to benefit from global diversification and after considering naturally offsetting currency positions, we enter into foreign currency forward contracts to minimize our existing exposures (recognized assets and liabilities) and hedge forecasted transactions. Foreign currency forward contracts are designated and qualify as foreign currency cash flow hedges. The unrealized gain or loss on the forward contract is deferred and reported as a component of AOCL. When the hedged forecasted transaction (sale or purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income. At December 31, 2022 and 2021, realized and unrealized gains and losses related to these hedges were not material to our financial statements.

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
We are further exposed to foreign currency exchange risk as many of our subsidiaries are subject to fluctuations as the functional currencies of the underlying entities are not our U.S. dollar reporting currency. In order to minimize movements in certain investments, in 2022 we began entering into foreign exchange forwards designated as net investment hedges. These forwards are utilized to hedge portions of our net investments against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. The change in fair value related to the spot-to-forward rate difference is recorded as other income (expense) with all other changes in fair value deferred and reported as components of AOCL. The unrealized gain or loss is classified into income in the same period when the foreign subsidiary is sold or substantially liquidated.
We are exposed to fluctuations in commodity prices due to contractual agreements with component suppliers. In order to protect ourselves against future price volatility and, consequently, fluctuations in gross margins, we periodically enter into commodity swap and forward contracts with designated banks and other counterparties to fix the cost of certain raw material purchases with the objective of minimizing changes in inventory cost due to market price fluctuations. These commodity swaps are designated and qualify as cash flow hedges. At December 31, 2022, realized and unrealized gains and losses related to these hedges were not material to our financial statements. We also enter into physical forward contracts, which qualify for the normal purchases scope exception and are treated as purchase commitments. Additional information on the physical forwards is included in NOTE 15, "COMMITMENTS AND CONTINGENCIES."
We are exposed to market risk from fluctuations in interest rates. We manage our exposure to interest rate fluctuations through the use of interest rate swaps and locks. The objective is to more effectively balance our borrowing costs and interest rate risk for current and future exposure. The gain or loss on the swaps as well as the offsetting gain or loss on the hedged item are recognized in current income as interest expense. The gain or loss on the locks is deferred and reported as a component of AOCL. For more detail on our interest rate swaps, see NOTE 22, "DERIVATIVES."
We record all derivatives at fair value in our financial statements. Cash flows related to derivatives that are designated as hedges are classified in the same manner as the item being hedged, while cash flows related to derivatives that are not designated as hedges are included in cash flows from investing activities in our Consolidated Statements of Cash Flows.
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

Cash payments for income taxes and interest were as follows:

	Years ended December 31,
In millions	2022	2021	2020
Cash payments for income taxes, net of refunds	$903	$521	$432
Cash payments for interest, net of capitalized interest	184	111	88

Marketable Securities
Debt securities are classified as "held-to-maturity," "available-for-sale" or "trading." We determine the appropriate classification of debt securities at the time of purchase and re-evaluate such classifications at each balance sheet date. At December 31, 2022 and 2021, all of our debt securities were classified as available-for-sale. Debt and equity securities are carried at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income and other income, respectively. For debt securities, unrealized losses considered to be "other-than-temporary" are recognized currently in other income. The cost of securities sold is based on the specific identification method. The fair value of most investment securities is determined by currently available market prices. Where quoted market prices are not available, we use the market price of similar types of securities that are traded in the market to estimate fair value. See NOTE 6, "MARKETABLE SECURITIES," for a detailed description of our investments in marketable securities.
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable represent amounts billed to customers and not yet collected or amounts that were earned, but may not be billed until the passage of time, and are recorded when the right to consideration becomes unconditional. Trade accounts receivable are recorded at the invoiced amount, which approximates net realizable value, and generally do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of expected credit losses in our existing accounts receivable. We determine the allowance based on our historical collection experience and by performing an analysis of our accounts receivable in light of the current economic environment. This estimate of expected losses reflects those losses expected to occur over the contractual life of the receivable. We review our allowance for doubtful accounts on a regular basis. In addition, when necessary, we provide an allowance for the full amount of specific accounts deemed to be uncollectible. Account balances are charged off against the allowance in the period in which we determine that it is probable the receivable will not be recovered. The allowance for doubtful accounts balances were $78 million and $33 million at December 31, 2022, and 2021, respectively, and bad debt write-offs were not material.
Inventories
Our inventories are stated at the lower of cost or net realizable value. For the years ended December 31, 2022 and 2021, approximately 14 percent and 15 percent, respectively, of our consolidated inventories (primarily heavy-duty and high-horsepower engines and parts) were valued using the last-in, first-out (LIFO) cost method. The cost of other inventories is generally valued using the first-in, first-out (FIFO) cost method. Our inventories at interim and year-end reporting dates include estimates for adjustments related to annual physical inventory results and for inventory cost changes under the LIFO cost method. Due to significant movements of partially-manufactured components and parts between manufacturing plants, we do not internally measure, nor do our accounting systems provide, a meaningful segregation between raw materials and work-in-process. See NOTE 7, "INVENTORIES," for additional information.
Property, Plant and Equipment
We record property, plant and equipment at cost, inclusive of assets under finance leases. We depreciate the cost of the majority of our property, plant and equipment using the straight-line method with depreciable lives ranging from 20 to 40 years for buildings and 3 to 15 years for machinery, equipment and fixtures. Finance lease asset amortization is recorded in depreciation expense. We expense normal maintenance and repair costs as incurred. Depreciation expense totaled $557 million, $514 million and $504 million for the years ended December 31, 2022, 2021 and 2020, respectively. See NOTE 8, "PROPERTY, PLANT AND EQUIPMENT" and NOTE 9, "LEASES," for additional information.
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
Lease expense for operating leases is recognized on a straight-line basis over the lease term. Lease expense for finance leases is generally front-loaded as the finance lease ROU asset is depreciated on a straight-line basis, but interest expense on the liability is recognized utilizing the interest method that results in more expense during the early years of the lease. We have lease agreements with lease and non-lease components, primarily related to real estate, vehicle and information technology (IT) assets. For vehicle and real estate leases, we account for the lease and non-lease components as a single lease component. For IT leases, we allocate the payment between the lease and non-lease components based on the relative value of each component. See NOTE 9, "LEASES," for additional information.
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
When we are required or opt to perform the quantitative impairment test, the fair value of each reporting unit is estimated with either the market approach or the income approach. Our income approach method uses a discounted cash flow model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate rate of return. Our reporting units are generally defined as one level below an operating segment. However, there are three situations where we have aggregated two or more reporting units which share similar economic characteristics and thus are aggregated into a single reporting unit for testing purposes. These three situations are described further below:
•Within our Components segment, our emission solutions and filtration businesses were aggregated into a single reporting unit,
•Within our New Power segment, our fuel cell and electrolyzer businesses were aggregated into a single reporting unit and
•Our Distribution segment is considered a single reporting unit as it is managed geographically and all regions share similar economic characteristics and provide similar products and services.
The discounted cash flow model requires us to make projections of revenue, gross margin, operating expenses, working capital investment and fixed asset additions for the reporting units over a multi-year period. Additionally, management must estimate a weighted-average cost of capital, which reflects a market rate, for each reporting unit for use as a discount rate. The discounted cash flows are compared to the carrying value of the reporting unit and, if less than the carrying value, the difference is recorded as a goodwill impairment loss. In addition, we also perform a sensitivity analysis to determine how much our forecasts can fluctuate before the fair value of a reporting unit would be lower than its carrying amount. Future changes in the judgments, assumptions and estimates that are used in our goodwill impairment testing, including discount rates or future operating results and related cash flow projections, could result in significantly different estimates of the fair values in the future. An increase in discount rates, a reduction in projected cash flows or a combination of the two could lead to a reduction in the estimated fair values, which may result in impairment charges that could materially affect our financial statements in any given year. We perform the required procedures as of the end of our fiscal third quarter.
After considering the results of the recent fair value valuations related to the Meritor acquisition, the capital markets environment, economic conditions, results of operations and other factors, we concluded that the fair value of all of our reporting units exceeded their carrying value as of September 30, 2022. However, given the recent acquisition of Meritor, when fair value equaled carrying value as of the acquisition date (August 3, 2022), there is a heightened risk of a future impairment to the extent its fair value changes in future periods.
At December 31, 2022, our recorded goodwill was $2.3 billion, of which approximately 31 percent resided in the axles and brakes reporting unit, 23 percent in the automated transmissions reporting unit and 16 percent in the aggregated emission solutions and filtration reporting unit. Changes in our projections or estimates, a deterioration of our operating results and the related cash flow effect or a significant increase in the discount rate could decrease the estimated fair value of our reporting units and result in a future impairment of goodwill. See NOTE 10, "GOODWILL AND OTHER INTANGIBLE ASSETS," for additional information.
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
Warranty
We estimate and record a liability for base warranty programs at the time our products are sold. Our estimates are based on historical experience and reflect management's best estimates of expected costs at the time products are sold and subsequent adjustment to those expected costs when actual costs differ. Factors considered in developing these estimates included component failure rates, repair costs and the point of failure within the product life cycle. As a result of the uncertainty surrounding the nature and frequency of product campaigns, the liability for such campaigns is recorded when we commit to a recall action or when a recall becomes probable and estimable, which generally occurs when it is announced. The liability for these campaigns is reflected in the provision for product campaigns. We review and assess the liability for these programs on a quarterly basis. We also assess our ability to recover certain costs from our suppliers and record a receivable when we believe a recovery is probable. In addition to costs incurred on warranty and product campaigns, from time to time we also incur costs related to customer satisfaction programs for items not covered by warranty. We accrue for these costs when agreement is reached with a specific customer. These costs are not included in the provision for warranties, but are included in cost of sales. In addition, we sell extended warranty coverage on most of our engines. See Extended Warranty policy discussion above and NOTE 14, "PRODUCT WARRANTY LIABILITY," for additional information.
Research and Development
Our research and development programs are focused on product improvements, product extensions, innovations and cost reductions for our customers. Research and development expenditures include salaries, contractor fees, building costs, utilities, testing, technical information technology expenses, administrative expenses and allocation of corporate costs and are expensed, net of contract reimbursements, when incurred. From time to time, we enter into agreements with customers and government agencies to fund a portion of the research and development costs of a particular project. When not associated with a sales contract, we generally account for these reimbursements as an offset to the related research and development expenditure. Research and development expenses, net of contract reimbursements, were $1.2 billion, $1.1 billion and $0.9 billion for the years ended December 31, 2022, 2021 and 2020, respectively. Contract reimbursements were $110 million, $104 million and $86 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Related Party Transactions
In accordance with the provisions of various joint venture agreements, we may purchase products and components from our joint ventures, sell products and components to our joint ventures and our joint ventures may sell products and components to unrelated parties. Joint venture transfer prices may differ from normal selling prices. Certain joint venture agreements transfer product at cost, some transfer product on a cost-plus basis, and others transfer product at market value. Sales to nonconsolidated equity investees were $1.2 billion, $1.7 billion and $1.3 billion for the years ended December 31, 2022, 2021 and 2020, respectively. Related party sales in 2022 were down primarily due to lower sales in China due to COVID shutdowns and the acquisition of Cummins Westport, Inc. (Westport JV). Accounts receivable from nonconsolidated equity investees are presented on the face of our Consolidated Balance Sheets. Purchases from nonconsolidated equity investees were $1.8 billion, $1.8 billion and $1.3 billion for the years ended December 31, 2022, 2021 and 2020, respectively, and accounts payable to nonconsolidated equity investees were $292 million and $227 million at December 31, 2022, and 2021, respectively.
Government Assistance
From time to time, we receive assistance from government agencies primarily related to two areas (1) expense reimbursement and funding grants in the form of cash in conjunction with research and development projects and (2) incentives primarily related to investments in new or existing facilities. The grants and related projects range in term from 1 to 6 years. Generally, the grant awards for research are payable to us when we achieve specific milestones or deliverables. Certain grant awards are subject to audit, whereby non-compliance may result in a refund to the government agency. Grants related to investments supporting facilities are typically in the form of reimbursement for capital assets or expenses such as training the employees at those facilities.
We recognize grant awards related to research and development as an offset of the related research and development expenditure when the awards become payable upon us meeting a specific milestone or deliverable. We recognize grant awards for reimbursement of capital as a reduction in value of the related fixed asset. We recognize grants for reimbursement of training or other expenses as an offset to the related expense. For the year ended December 31, 2022, government grants did not have a material impact on our financial statements as a whole and we did not have any individually material grant awards.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In November 2021, the Financial Accounting Standards Board (FASB) issued a standard related to the disclosure of government assistance received by an entity. Under the new standard, entities are required to disclose (1) the types of assistance received, (2) accounting for the assistance and (3) impact of the assistance in the financial statements. We adopted the new standard on January 1, 2022, on a prospective basis, and it did not have a material impact on our financial statements. See Government Assistance above for additional information.
NOTE 2. ACQUISITIONS
Acquisitions for the year ended December 31, 2022, were as follows.

Entity Acquired (Dollars in millions)	Date of Acquisition	Additional Percent Interest Acquired	Payments to Former Owners	Acquisition Related Debt Retirements	Total Purchase Consideration(1)	Goodwill Acquired	Intangibles Recognized(2)
Siemens Commercial Vehicles Propulsion (Siemens CVP)	11/30/22	100%	$187	$—	$187	$70	$106
Meritor, Inc.	08/03/22	100%	2,613	248	2,861	894	1,610
Jacobs Vehicle Systems	04/08/22	100%	345	—	345	108	164
Westport JV	02/07/22	50%	42	—	42	—	20

(1) The newly consolidated entities were accounted for as business combinations. On the date of acquisition, Meritor, Inc. was included in the Components and New Power segments, Siemens CVP was included in the New Power segment, Jacobs Vehicle Systems was included in the Components segment and Westport JV was included in the Engine segment.

(2) Intangible assets acquired in the business combination were mostly customer, technology and trade name related.
Siemens CVP
On November 30, 2022, we acquired Siemens' Commercial Vehicles Propulsion business for approximately $187 million, subject to working capital and other customary adjustments. This business develops, designs and produces electric drive systems including electric motors, inverters, software and related services for the commercial vehicle markets. This acquisition is included in our New Power segment. This acquisition added key capabilities in direct drive and transmission-based remote mount electric motors, inverters, software and related services that are critical elements in the next generation of electric powertrain, which will accelerate our ability to offer global customers a wider array of electrified product solutions across commercial vehicle applications.

The preliminary purchase price allocation was as follows:

In millions
Inventories	$21
Property, plant and equipment	3
Intangible assets	106
Goodwill	70
Deferred revenue	(3)
Other, net	(10)
Total purchase price	$187

The estimated fair values (all considered Level 3 measurements) of the identifiable intangible assets acquired, their weighted-average useful lives, the related valuation methodology and key assumptions are as follows:

	Fair Value (in millions)	Weighted-Average Useful Life (in years)	Valuation Methodology	Key Assumptions
Customer relationships	$62	20	Multi-period excess earnings	Discount rate, customer renewal rates
Technology	28	11	Relief-from-royalty	Royalty rate, rate of return, obsolescence factor
Trade name	16	17	Relief-from-royalty	Royalty rate, discount rate

Annual amortization of the intangible assets for the next five years is expected to approximate $7 million per year.
Goodwill was determined based on the residual difference between the fair value of consideration transferred and the value assigned to tangible and intangible assets and liabilities. The majority of the goodwill is deductible for tax purposes. Among the factors contributing to a purchase price resulting in the recognition of goodwill are the business's expected future customers, new versions of technologies, an acquired workforce and other economic benefits that are anticipated to arise from future product sales and operational synergies from combining the business with Cummins.
Included in our results for the year ended December 31, 2022, were revenues of $2 million and loss of $4 million related to this business. The results of this business were reported in our New Power segment. Pro forma financial information for the acquisition was not presented as the effects are not material to our Consolidated Financial Statements.
Meritor, Inc.
On August 3, 2022, we completed the acquisition of Meritor whereby we paid $36.50 per share for each outstanding share of Meritor, a global leader of drivetrain, mobility, braking, aftermarket and electric powertrain solutions for commercial vehicle and industrial markets. The total purchase price was $2.9 billion, including debt that was retired on the closing date of $248 million. In addition, we assumed $1.0 billion of additional debt, of which $0.9 billion was retired prior to the end of the third quarter. The acquisition was funded with a combination of $2.0 billion in new debt (see NOTE 13, "DEBT" for additional details), cash on hand and additional commercial paper borrowings. The integration of Meritor’s people, technology and capabilities position us as one of the few companies able to provide integrated powertrain solutions across combustion and electric power applications at a time when demand for decarbonized solutions is continuing to accelerate. The majority of this business will be included within our Components segment with the exception of the electric powertrain business, which will be included in our New Power segment. The values assigned to individual assets acquired and liabilities assumed are preliminary based on management’s current best estimate and subject to change as certain matters are finalized. The primary areas that remain open include, but are not limited to, legal and other contingent liabilities and deferred taxes as we continue to refine our allocation by jurisdiction.

The preliminary purchase price allocation has been updated as follows:

In millions
Cash and cash equivalents	$98
Accounts and notes receivable, net	640
Inventories	750
Property, plant and equipment	846
Intangible assets	1,610
Investments and advances related to equity method investees	382
Goodwill	894
Pension assets	147
Other current and long-term assets	322
Accounts payable (principally trade)	(711)
Net deferred taxes	(320)
Other liabilities (pensions and other postretirement benefits)	(129)
Long-term debt	(962)
Other current and long-term liabilities	(595)
Noncontrolling interests	(111)
Total purchase price	$2,861

We made certain measurement period adjustments in the fourth quarter to the balance sheet resulting in an increase in goodwill of $44 million. None of the adjustments were individually material. There was no income statement impact on prior periods as a result of these changes. The estimated fair values (all considered Level 3 measurements) of the identifiable intangible assets acquired, their weighted-average useful lives, the related valuation methodology and key assumptions are as follows:

	Fair Value (in millions)	Weighted-Average Useful Life (in years)	Valuation Methodology	Key Assumptions
Customer relationships	$960	12	Multi-period excess earnings	Revenue, EBITDA(1), discount rate, customer renewal rates, customer attrition rates
Technology	345	8	Relief-from-royalty	Royalty rate, discount rate, obsolescence factor
Trade name	305	21	Relief-from-royalty	Royalty rate, discount rate

(1) Earnings or losses before interest expense, income taxes, depreciation and amortization and noncontrolling interests
Annual amortization of the intangible assets for the next five years is expected to approximate $142 million per year.
Goodwill was determined based on the residual difference between the fair value of consideration transferred and the value assigned to tangible and intangible assets and liabilities. Goodwill was allocated to the Components segment ($727 million) and the New Power segment ($167 million) based on the relative value of those businesses compared to the assets and liabilities assigned to them. We do not expect any of the goodwill to be deductible for tax purposes. Among the factors contributing to a purchase price resulting in the recognition of goodwill are Meritor’s expected future customers, new versions of technologies, an acquired workforce, other economic benefits that are anticipated to arise from future product sales and operational synergies from combining the business with Cummins.
Included in our results for the year ended December 31, 2022, were revenues of $1.9 billion and net loss of $43 million related to this business. In addition, in 2022 we incurred acquisition related costs of $30 million included in selling, general and administrative expenses in our Consolidated Statements of Net Income.

The following table presents the supplemental consolidated results of the Company for the years ended December 31, 2022 and 2021, on an unaudited pro-forma basis as if the acquisition had been consummated on January 1, 2021. The primary adjustments reflected in the pro-forma results related to (1) increase in interest expense for debt used to fund the acquisition, (2) removal of acquisition related costs from 2022 (and included in 2021) and (3) changes related to purchase accounting primarily related to amortization of intangibles, fixed assets and joint ventures. The unaudited pro forma financial information presented below does not purport to represent the actual results of operations that Cummins and Meritor would have achieved had the companies been combined during the periods presented and was not intended to project the future results of operations that the combined company could achieve after the acquisition. The unaudited pro forma financial information does not reflect any potential cost savings, operating efficiencies, long-term debt pay down estimates, financial synergies or other strategic benefits as a result of the acquisition or any restructuring costs to achieve those benefits.

(Unaudited)	Years ended
In millions	December 31, 2022	December 31, 2021
Net sales	$30,841	$27,949
Net income	2,196	2,058

The Meritor acquisition increased net assets in the Components segment by $3.8 billion and New Power segment by $0.3 billion.
Jacobs Vehicle Systems
On April 8, 2022, we completed the acquisition of Jacobs Vehicle Systems business (Jacobs) from Altra Industrial Motion Corp. The purchase price was $345 million in cash, subject to typical adjustments related to closing working capital and other amounts and does not contain any contingent consideration. Jacobs is a supplier of engine braking, cylinder deactivation and start and stop thermal management technologies. The acquisition furthers our investment in key technologies and capabilities to drive growth, while securing our supply base.
The final purchase price allocation was as follows:

In millions
Cash and cash equivalents	$18
Accounts and notes receivable, net	24
Inventories	15
Property, plant and equipment	70
Intangible assets	164
Goodwill	108
Accounts payable (principally trade)	(21)
Net deferred taxes	(27)
Other, net	(6)
Total purchase price	$345

The estimated fair values (all considered Level 3 measurements) of the identifiable intangible assets acquired, their weighted-average useful lives, the related valuation methodology and key assumptions are as follows:

	Fair Value (in millions)	Weighted-Average Useful Life (in years)	Valuation Methodology	Key Assumptions
Customer relationships	$108	9	Multi-period excess earnings	Discount rate, customer renewal rates
Technology	31	7	Relief-from-royalty	Royalty rate, rate of return, obsolescence factor
Trade name	25	14	Relief-from-royalty	Royalty rate, discount

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
Included in our results for the year ended December 31, 2022, were revenues of $118 million and loss of $1 million related to this business. The results of this business were reported in our Components segment. Pro forma financial information for the acquisition was not presented as the effects are not material to our Consolidated Financial Statements.
Westport JV
On February 7, 2022, we purchased Westport Fuel System Inc.'s stake in Westport JV. We will continue to operate the business as the sole owner. The purchase price was $42 million and was allocated primarily to cash, warranty and deferred revenue related to extended coverage contracts. The results of the business were reported in our Engine segment. Pro forma financial information for the acquisition was not presented as the effects are not material to our Consolidated Financial Statements.
Pending Acquisition
In October 2022, we signed an agreement to purchase all of the equity ownership interest of Teksid Hierro de Mexico, S.A. de C.V. (Teksid MX) and Teksid, Inc. from Stellantis N.V. for approximately €115 million, subject to certain adjustments set forth in the agreement. Teksid MX operates a cast iron foundry located in Monclova, Mexico, which primarily forges blocks and heads used in our and other manufacturers’ engines. Teksid, Inc. facilitates the commercialization of Teksid MX products in North America. The transaction, which is subject to customary closing conditions and receipt of applicable regulatory approvals, is expected to close in early 2023. Since we are the primary customer of the foundry, the acquisition is not expected to result in material incremental sales to our business. The acquisition will be included in our Engine segment.
NOTE 3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Long-term Contracts
The majority of our contracts are for a period of less than one year. We have certain long-term maintenance agreements, construction contracts and extended warranty coverage arrangements that span a period in excess of one year. The aggregate amount of the transaction price for long-term maintenance agreements and construction contracts allocated to performance obligations that were not satisfied as of December 31, 2022, was $663 million. We expect to recognize the related revenue of $123 million over the next 12 months and $540 million over periods up to 10 years. See NOTE 14,"PRODUCT WARRANTY LIABILITY," for additional disclosures on extended warranty coverage arrangements. Our other contracts generally are for a duration of less than one year, include payment terms that correspond to the timing of costs incurred when providing goods and services to our customers or represent sales-based royalties.
Deferred and Unbilled Revenue
The following is a summary of our unbilled and deferred revenue and related activity:

	Years ended December 31,
In millions	2022	2021
Unbilled revenue	$257	$100
Deferred revenue, primarily extended warranty	1,848	1,705

We recognized revenue of $639 million and $509 million in 2022 and 2021, respectively, that was included in the deferred revenue balance at the beginning of each year. We did not record any impairment losses on our unbilled revenues during 2022 or 2021.

Disaggregation of Revenue
Consolidated Revenue
The table below presents our consolidated sales by geographic area. Net sales attributed to geographic areas were based on the location of the customer.

	Years ended December 31,
In millions	2022	2021	2020
United States	$15,552	$12,489	$10,605
China	2,390	3,169	2,832
India	1,392	1,133	680
Other international	8,740	7,230	5,694
Total net sales	$28,074	$24,021	$19,811

Segment Revenue
Engine segment external sales by market were as follows:

	Years ended December 31,
In millions	2022	2021	2020
Heavy-duty truck	$2,995	$2,511	$1,800
Medium-duty truck and bus	2,412	1,978	1,629
Light-duty automotive	1,704	1,845	1,441
Total on-highway	7,111	6,334	4,870
Off-highway	1,088	1,255	1,055
Total sales	$8,199	$7,589	$5,925

Components segment external sales by business were as follows:

	Years ended December 31,
In millions	2022	2021	2020
Emission solutions	$3,086	$3,142	$2,352
Axles and brakes	1,879	—	—
Filtration	1,259	1,171	1,005
Turbo technologies	806	787	673
Automated transmissions	593	481	303
Electronics and fuel systems	224	351	317
Total sales	$7,847	$5,932	$4,650

Distribution segment external sales by region were as follows:

	Years ended December 31,
In millions	2022	2021	2020
North America	$5,948	$4,902	$4,688
Asia Pacific	1,011	901	799
Europe	705	647	597
China	351	323	340
Africa and Middle East	227	259	198
Commonwealth of Independent States	232	334	191
India	217	194	150
Latin America	210	182	147
Total sales	$8,901	$7,742	$7,110

Distribution segment external sales by product line were as follows:

	Years ended December 31,
In millions	2022	2021	2020
Parts	$3,809	$3,136	$2,921
Engines	1,770	1,493	1,245
Power generation	1,767	1,754	1,686
Service	1,555	1,359	1,258
Total sales	$8,901	$7,742	$7,110

Power Systems segment external sales by product line were as follows:

	Years ended December 31,
In millions	2022	2021	2020
Power generation	$1,658	$1,481	$1,155
Industrial	843	820	638
Generator technologies	450	349	262
Total sales	$2,951	$2,650	$2,055

NOTE 4. INVESTMENTS IN EQUITY INVESTEES
Investments and advances related to equity method investees and our ownership percentages were as follows:

	Ownership	December 31,
Dollars in millions	percentage	2022	2021
Komatsu alliances	20-50%	$295	$275
Beijing Foton Cummins Engine Co., Ltd.	50%	189	255
Sisamex	50%	144	—
Cummins-Scania XPI Manufacturing, LLC	50%	130	125
Automotive Axles Limited	36%	125	—
Chongqing Cummins Engine Company, Ltd.	50%	118	144
Dongfeng Cummins Engine Company, Ltd.	50%	106	148
Tata Cummins, Ltd.	50%	92	88
Freios Master	49%	86	—
Other	Various	474	503
Investments and advances related to equity method investees		$1,759	$1,538

We have approximately $851 million in our investment account at December 31, 2022, that represents cumulative undistributed income in our equity investees. Dividends received from our unconsolidated equity investees were $318 million, $336 million and $271 million in 2022, 2021 and 2020, respectively.
Equity, royalty and interest income from investees, net of applicable taxes, was as follows:

	Years ended December 31,
In millions	2022		2021	2020
Manufacturing entities
Dongfeng Cummins Engine Company, Ltd.	$45		$82	$63
Beijing Foton Cummins Engine Co., Ltd.	37		112	113
Chongqing Cummins Engine Company, Ltd.	32		39	35
Tata Cummins, Ltd.	27		18	19	(1)
All other manufacturers	28	(2)	131	115	(3)
Distribution entities
Komatsu Cummins Chile, Ltda.	44		32	31
All other distributors	11		10	2
Cummins share of net income	224		424	378
Royalty and interest income	125		82	74
Equity, royalty and interest income from investees	$349		$506	$452

(1) Includes $18 million in favorable adjustments related to tax changes within India's 2020-2021 Union Budget of India (India Tax Law Change) passed in March 2020. See NOTE 5, "INCOME TAXES" for additional information on India Tax Law Change.

(2) Includes a $28 million impairment of our joint venture with KAMAZ and $3 million of royalty charges as part of our costs associated with the suspension of our Russian operations. In addition, on February 7, 2022, we purchased Westport Fuel System Inc.'s stake in Westport JV. See NOTE 2, "ACQUISITIONS," and NOTE 23, "RUSSIAN OPERATIONS," to our Consolidated Financial Statements for additional information.

(3) Includes $19 million in favorable adjustments related to India Tax Law Change, impairment charges of $13 million and loss on sale of business of $8 million for a joint venture in the Power Systems segment. See NOTE 5, "INCOME TAXES" for additional information on India Tax Law Change.

Manufacturing Entities
Our manufacturing joint ventures were generally formed with customers and are primarily intended to allow us to increase our market penetration in geographic regions, reduce capital spending, streamline our supply chain management and develop technologies. Our largest manufacturing joint ventures are based in China and are included in the list below. Our engine manufacturing joint ventures are supplied by our Components segment in the same manner as it supplies our wholly-owned Engine segment and Power Systems segment manufacturing facilities. Our Components segment joint ventures and wholly-owned entities provide electronics, fuel systems, filtration, aftertreatment systems, turbocharger products, axles, drivelines, braking systems and automated transmissions that are used with our engines as well as some competitors' products. The results and investments in our joint ventures in which we have 50 percent or less ownership interest (except for Eaton Cummins Automated Transmission Technologies joint venture, which is consolidated due to our majority voting interest) are included in equity, royalty and interest income from investees and investments and advances related to equity method investees in our Consolidated Statements of Net Income and Consolidated Balance Sheets, respectively.
•Beijing Foton Cummins Engine Co., Ltd. - Beijing Foton Cummins Engine Co., Ltd. is a joint venture in China with Beiqi Foton Motor Co., Ltd., a commercial vehicle manufacturer, which has two distinct lines of business - a light-duty business and a heavy-duty business. The light-duty business produces our families of ISF 2.5 liter to 4.5 liter high performance light-duty diesel engines in Beijing. These engines are used in light-duty and medium-duty commercial trucks, pick-up trucks, buses, multipurpose and sport utility vehicles with main markets in China and Brazil. Certain types of small construction equipment and industrial applications are also served by these engine families. The heavy-duty business produces the X11, X12, X13 and X15, ranging from 10.5 liter to 14.5 liter, high performance heavy-duty diesel engines and natural gas engines in Beijing. Certain types of construction equipment and industrial applications are also served by these engine families.
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
•Tata Cummins, Ltd. - Tata Cummins, Ltd. is a joint venture in India with Tata Motors Ltd., the largest automotive company in India and a member of the Tata group of companies. This joint venture manufactures Cummins' 3.80 to 8.9-liter diesel and natural gas engines in India with a power range from 75 to 400 horsepower for use in trucks manufactured by Tata Motors, as well as for various industrial and power generation applications for Cummins.
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
Equity Investee Financial Summary
Summary financial information for our equity investees was as follows:

	Years ended and at December 31,
In millions	2022	2021	2020
Net sales	$7,501	$8,934	$7,794
Gross margin	1,211	1,574	1,418
Net income	475	802	696

Cummins share of net income	$224	$424	$378
Royalty and interest income	125	82	74
Total equity, royalty and interest from investees	$349	$506	$452

Current assets	$4,252	$4,587
Long-term assets	1,935	1,850
Current liabilities	(3,224)	(3,573)
Long-term liabilities	(399)	(288)
Net assets	$2,564	$2,576

Cummins share of net assets	$1,715	$1,490
NOTE 5. INCOME TAXES
The following table summarizes income before income taxes:

	Years ended December 31,
In millions	2022	2021	2020
U.S. income	$1,336	$1,251	$1,134
Foreign income	1,483	1,500	1,204
Income before income taxes	$2,819	$2,751	$2,338

Income tax expense (benefit) consisted of the following:

	Years ended December 31,
In millions	2022	2021	2020
Current
U.S. federal and state	$425	$261	$162
Foreign	485	319	358
Total current income tax expense	910	580	520
Deferred
U.S. federal and state	(229)	(12)	2
Foreign	(45)	19	22
Impact of India tax law changes	—	—	(17)
Total deferred income tax (benefit) expense	(274)	7	7
Income tax expense	$636	$587	$527

A reconciliation of the statutory U.S. federal income tax rate to the effective tax rate was as follows:

	Years ended December 31,
	2022	2021	2020
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income tax, net of federal effect	1.3	1.1	1.0
Differences in rates and taxability of foreign subsidiaries and joint ventures	3.1	0.1	3.6
Research tax credits	(1.8)	(0.6)	(1.3)
Foreign derived intangible income	(2.0)	(1.0)	(1.2)
Impact of India tax law changes	—	—	(0.7)
Other, net	1.0	0.7	0.1
Effective tax rate	22.6%	21.3%	22.5%

The year ended December 31, 2022, contained discrete tax items that netted to zero, primarily due to $31 million of favorable changes in accrued withholding taxes, $29 million of favorable changes in tax reserves, $15 million of favorable valuation allowance adjustments and $9 million of favorable other net discrete items, offset by $69 million of unfavorable tax costs associated with internal restructuring ahead of the planned separation of our filtration business and $15 million of unfavorable return to provision adjustments related to the 2021 filed tax returns.
The year ended December 31, 2021, contained $9 million of unfavorable net discrete tax items, primarily due to $12 million of unfavorable provision to return adjustments related to the 2020 filed tax returns, partially offset by $3 million of favorable other discrete tax items.
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

(1) The adjustment to income tax expense includes $15 million of favorable discrete items.

At December 31, 2022, $5.2 billion of non-U.S. earnings are considered indefinitely reinvested in operations outside the U.S. for which deferred taxes were not provided. Determination of the related deferred tax liability, if any, is not practicable because of the complexities associated with the hypothetical calculation.
Carryforward tax benefits and the tax effect of temporary differences between financial and tax reporting that give rise to net deferred tax assets (liabilities) were as follows:

	December 31,
In millions	2022	2021
Deferred tax assets
U.S. and state carryforward benefits	$272	$218
Foreign carryforward benefits	527	177
Employee benefit plans	258	254
Warranty expenses	458	445
Lease liabilities	110	108
Capitalized research and development expenditures	238	—
Accrued expenses	174	111
Other	126	74
Gross deferred tax assets	2,163	1,387
Valuation allowance	(704)	(360)
Total deferred tax assets	1,459	1,027
Deferred tax liabilities
Property, plant and equipment	(369)	(272)
Unremitted income of foreign subsidiaries and joint ventures	(210)	(197)
Employee benefit plans	(311)	(355)
Lease assets	(108)	(105)
Intangible assets	(435)	(44)
Other	(50)	(29)
Total deferred tax liabilities	(1,483)	(1,002)
Net deferred tax (liabilities) assets	$(24)	$25

Our 2022 U.S. carryforward benefits include $272 million of state credit and net operating loss carryforward benefits that begin to expire in 2023. Our foreign carryforward benefits include $527 million of net operating loss carryforwards that begin to expire in 2023. A valuation allowance is recorded to reduce the gross deferred tax assets to an amount we believe is more likely than not to be realized. The valuation allowance is $704 million and increased in 2022 by a net $344 million primarily due to the Meritor acquisition. The valuation allowance is primarily attributable to the uncertainty regarding the realization of a portion of the U.S. state and foreign net operating loss and tax credit carryforward benefits.

Our Consolidated Balance Sheets contain the following tax related items:

	December 31,
In millions	2022	2021
Prepaid expenses and other current assets
Refundable income taxes	$83	$101
Other assets
Deferred income tax assets	625	428
Long-term refundable income taxes	14	—
Other accrued expenses
Income tax payable	173	107
Other liabilities
Long-term income taxes	192	263
Deferred income tax liabilities	649	403

A reconciliation of unrecognized tax benefits for the years ended December 31, 2022, 2021 and 2020 was as follows:

	December 31,
In millions	2022	2021	2020
Balance at beginning of year	$89	$122	$77
Additions to tax positions due to acquisitions	189	—	—
Additions to current year tax positions	17	11	9
Additions to prior years' tax positions	17	16	49
Reductions to prior years' tax positions	(1)	(28)	(13)
Reductions for tax positions due to settlements with taxing authorities	(28)	(32)	—
Balance at end of year	$283	$89	$122

Included in the December 31, 2022, 2021 and 2020, balances are $270 million, $85 million and $114 million, respectively, related to tax positions that, if recognized, would favorably impact the effective tax rate in future periods. We also accrued interest expense related to the unrecognized tax benefits of $18 million, $15 million and $17 million as of December 31, 2022, 2021 and 2020, respectively. We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.
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

NOTE 6. MARKETABLE SECURITIES
A summary of marketable securities, all of which are classified as current, was as follows:

	December 31,
	2022			2021
In millions	Cost	Gross unrealized gains/(losses) (1)	Estimated fair value	Cost	Gross unrealized gains/(losses) (1)	Estimated fair value
Equity securities
Certificates of deposit	$209	$—	$209	$299	$—	$299
Debt mutual funds	238	(5)	233	254	2	256
Equity mutual funds	25	3	28	29	10	39
Debt securities	2	—	2	1	—	1
Marketable securities	$474	$(2)	$472	$583	$12	$595

(1) Unrealized gains and losses for debt securities are recorded in other comprehensive income while unrealized gains and losses for equity securities are recorded in our Consolidated Statements of Net Income.

All debt securities are classified as available-for-sale. All marketable securities presented use a Level 2 fair value measure. The fair value of Level 2 securities is estimated using actively quoted prices for similar instruments from brokers and observable inputs where available, including market transactions and third-party pricing services, or net asset values provided to investors. We do not currently have any Level 3 securities, and there were no transfers between Level 2 or 3 during 2022 or 2021.
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
The proceeds from sales and maturities of marketable securities were as follows:

	Years ended December 31,
In millions	2022	2021	2020
Proceeds from sales of marketable securities	$750	$494	$343
Proceeds from maturities of marketable securities	401	179	126
Investments in marketable securities - liquidations	$1,151	$673	$469

NOTE 7. INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Inventories included the following:

	December 31,
In millions	2022	2021
Finished products	$2,917	$2,538
Work-in-process and raw materials	2,926	2,009
Inventories at FIFO cost	5,843	4,547
Excess of FIFO over LIFO	(240)	(192)
Inventories	$5,603	$4,355
NOTE 8. PROPERTY, PLANT AND EQUIPMENT
Details of our property, plant and equipment balance were as follows:

	December 31,
In millions	2022	2021
Land and buildings	$2,908	$2,632
Machinery, equipment and fixtures	6,598	5,910
Construction in process	1,001	816
Property, plant and equipment, gross	10,507	9,358
Less: Accumulated depreciation	(4,986)	(4,936)
Property, plant and equipment, net	$5,521	$4,422

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
The components of our lease cost were as follows:

	Years ended December 31,
In millions	2022	2021	2020
Operating lease cost	$160	$172	$172
Finance lease cost
Amortization of right-of-use asset	19	16	18
Interest expense	4	4	4
Short-term lease cost	23	18	19
Variable lease cost	12	11	12
Total lease cost	$218	$221	$225

Supplemental balance sheet information related to leases:

	December 31,
In millions	2022	2021	Balance Sheet Location
Assets
Operating lease assets	$492	$444	Other assets
Finance lease assets(1)	117	95	Property, plant and equipment, net
Total lease assets	$609	$539

Liabilities
Current
Operating lease liabilities	$132	$128	Other accrued expenses
Finance lease liabilities	32	14	Current maturities of long-term debt
Long-term
Operating lease liabilities	368	326	Other liabilities
Finance lease liabilities	81	75	Long-term debt
Total lease liabilities	$613	$543

(1) Finance lease assets were recorded net of accumulated amortization of $78 million and $66 million at December 31, 2022 and 2021.

Supplemental cash flow and other information related to leases:

	Years ended December 31,
In millions	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$151	$159	$149
Operating cash flows from finance leases	4	4	4
Financing cash flows from finance leases	16	14	14

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$148	$160	$97
Finance leases	29	13	19

Additional information related to leases:

	December 31,
	2022	2021
Weighted-average remaining lease term (in years)
Operating leases	5.4	5.1
Finance leases	7.9	9.8

Weighted-average discount rate
Operating leases	3.7%	2.8%
Finance leases	4.7%	3.9%

Following is a summary of the future minimum lease payments due to finance and operating leases with terms of more than one year at December 31, 2022, together with the net present value of the minimum payments:

In millions	Finance Leases	Operating Leases
2023	$37	$145
2024	16	118
2025	13	93
2026	10	62
2027	9	45
After 2027	53	94
Total minimum lease payments	138	557
Interest	(25)	(57)
Present value of net minimum lease payments	$113	$500

NOTE 10. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021:

In millions	Components	New Power	Distribution	Power Systems	Engine	Total
Balance at December 31, 2020	$941	$257	$79	$10	$6	$1,293
Acquisitions	—	—	—	2	—	2
Foreign currency translation and other	(7)	—	—	(1)	—	(8)
Balance at December 31, 2021	934	257	79	11	6	1,287
Acquisitions	835	237	—	—	—	1,072
Foreign currency translation and other	(17)	1	—	—	—	(16)
Balance at December 31, 2022	$1,752	$495	$79	$11	$6	$2,343

Intangible assets that have finite useful lives are amortized over their estimated useful lives. The following table summarizes our other intangible assets with finite useful lives that are subject to amortization:

	December 31,
In millions	2022	2021
Software	$679	$586
Less: Accumulated amortization	(410)	(314)
Software, net	269	272

Trademarks, patents, customer relationships and other	2,858	957
Less: Accumulated amortization	(440)	(329)
Trademarks, patents, customer relationships and other, net	2,418	628
Other intangible assets, net	$2,687	$900

Amortization expense for software and other intangibles totaled $223 million, $144 million and $165 million for the years ended December 31, 2022, 2021 and 2020, respectively. The projected amortization expense of our intangible assets, assuming no further acquisitions or dispositions, is as follows:

In millions	2023	2024	2025	2026	2027
Projected amortization expense	$315	$304	$274	$252	$231

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
Prior to the acquisition, Meritor provided a range of benefits to certain employees and retirees, including pension benefits and postretirement healthcare benefits (OPEB). The Meritor U.S. and U.K. defined benefit plans are frozen. As part of the acquisition, we assumed the assets and liabilities associated with these plans, which are included in the tables below.
Obligations, Assets and Funded Status
Benefit obligation balances presented below reflect the projected benefit obligation (PBO) for our pension plans. The changes in the benefit obligations, the various plan assets, the funded status of the plans and the amounts recognized in our Consolidated Balance Sheets for our significant pension plans at December 31 were as follows:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans		U.K. Plans
In millions	2022	2021	2022	2021
Change in benefit obligation
Benefit obligation at the beginning of the year	$3,012	$3,122	$1,887	$2,050
Service cost	137	139	30	33
Interest cost	101	79	39	30
Actuarial gain	(643)	(132)	(702)	(136)
Benefits paid from fund	(200)	(178)	(70)	(63)
Benefits paid directly by employer	(25)	(18)	—	—
Plan amendment	3	—	—	—
Assumption of Meritor's benefit obligation	786	—	418	—
Foreign currency translation adjustments	—	—	(204)	(27)
Benefit obligation at end of year	$3,171	$3,012	$1,398	$1,887
Change in plan assets
Fair value of plan assets at beginning of year	$3,548	$3,429	$2,390	$2,337
Actual return on plan assets	(244)	267	(960)	118
Employer contributions	25	30	3	30
Benefits paid from fund	(200)	(178)	(70)	(63)
Assumption of Meritor's plan assets	699	—	565	—
Foreign currency translation adjustments	—	—	(258)	(32)
Fair value of plan assets at end of year	$3,828	$3,548	$1,670	$2,390
Funded status (including unfunded plans) at end of year	$657	$536	$272	$503
Amounts recognized in consolidated balance sheets
Pension assets	$1,126	$985	$272	$503
Accrued compensation, benefits and retirement costs	(24)	(18)	—	—
Other liabilities	(445)	(431)	—	—
Net amount recognized	$657	$536	$272	$503
Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$273	$467	$402	$61
Prior service cost	8	6	10	11
Net amount recognized	$281	$473	$412	$72

In addition to the pension plans in the above table, we also maintain less significant defined benefit pension plans in 14 other countries outside of the U.S. and the U.K. that comprise approximately 4 percent and 5 percent of our pension plan assets and obligations, respectively, at December 31, 2022. These plans are reflected in other liabilities on our Consolidated Balance Sheets. In 2022 and 2021, we made $12 million and $13 million of contributions to these plans, respectively.
The following table summarizes the total accumulated benefit obligation (ABO), the ABO for defined benefit pension plans with ABO in excess of plan assets and the PBO for defined benefit pension plans with PBO in excess of plan assets:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans		U.K. Plans
In millions	2022	2021	2022	2021
Total ABO	$3,138	$2,986	$1,376	$1,844
Plans with ABO in excess of plan assets
ABO	1,044	424	—	—
Plans with PBO in excess of plan assets
PBO	1,078	449	—	—

Components of Net Periodic Pension Cost (Income)
The following table presents the net periodic pension cost (income) under our plans for the years ended December 31:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans			U.K. Plans
In millions	2022	2021	2020	2022	2021	2020
Service cost	$137	$139	$133	$30	$33	$29
Interest cost	101	79	95	39	30	36
Expected return on plan assets	(229)	(199)	(195)	(87)	(85)	(74)
Amortization of prior service cost	1	1	1	1	2	2
Recognized net actuarial loss	23	47	41	3	31	34
Net periodic pension cost (income)	$33	$67	$75	$(14)	$11	$27

Other changes in benefit obligations and plan assets recognized in other comprehensive loss (income) for the years ended December 31 were as follows:

In millions	2022	2021	2020
Amortization of prior service cost	$(2)	$(3)	$(3)
Recognized net actuarial loss	(26)	(78)	(75)
Incurred prior service cost	3	—	—
Incurred actuarial loss (gain)	173	(368)	85
Foreign currency translation adjustments	—	5	19
Total recognized in other comprehensive loss (income)	$148	$(444)	$26

Total recognized in net periodic pension cost and other comprehensive loss (income)	$167	$(366)	$128

Assumptions
The table below presents various assumptions used in determining the PBO for each year and reflects weighted-average percentages for the various plans as follows:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans		U.K. Plans
	2022	2021	2022	2021
Discount rate	5.55%	3.01%	4.99%	1.95%
Cash balance crediting rate	4.56%	3.79%	—	—
Compensation increase rate	5.35%	2.71%	3.75%	3.75%

The table below presents various assumptions used in determining the net periodic pension cost and reflects weighted-average percentages for the various plans as follows:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans			U.K. Plans
	2022	2021	2020	2022	2021	2020
Discount rate	3.31%	2.62%	3.36%	2.26%	1.50%	2.00%
Expected return on plan assets	6.50%	6.25%	6.25%	4.01%	4.00%	4.00%
Compensation increase rate	2.71%	2.72%	2.73%	3.75%	3.75%	3.75%

Plan Assets
Our investment policies, excluding Meritor, in the U.S. and U.K. provide for the rebalancing of assets to maintain our long-term strategic asset allocation. We are committed to this long-term strategy and do not attempt to time the market. Given empirical evidence that asset allocation is critical, rebalancing of the assets has and continues to occur, maintaining the proper weighting of assets to achieve the expected total portfolio returns. We believe that our portfolio is highly diversified and does not have any significant exposure to concentration risk. The plan assets for our defined benefit pension plans do not include any of our common stock or corporate bonds.
Meritor’s investment policies in the U.S. and U.K. have historically targeted a well-diversified asset allocation strategy to promote asset growth while maintaining an acceptable level of risk over the long-term with a goal of minimizing company contributions. We are actively reviewing the plan investments and will pursue adjustments to the allocation when appropriate and necessary to align the assets more closely with our management’s strategy and view of prudent and acceptable risk to the company, the plan and its funding goals.
U.S. Plan Assets
For the Cummins U.S. qualified pension plan, our assumption for the expected return is greatly influenced by our objective to match assets and liabilities and the increase in bond yields. Projected returns are based primarily on broad, publicly traded equity and fixed income indices and forward-looking estimates of active portfolio and investment management. We expect additional positive returns from this active investment management. Based on the historical returns and forward-looking return expectations, we elected an assumption of 7.00 percent in 2023.
For the Meritor U.S. qualified pension plan, our assumption for the expected return is based upon the primary investment objective to exceed, on a net-of-fees basis, the rate of return on a policy portfolio represented in the following table. We expect active management and the alternative investments to provide excess return over the long run. Based upon these objectives, historical returns, yield curve movements and forward-looking expectations, we elected an assumption of 7.00 percent in 2023.
To achieve these objectives, we established the following targets:

	Cummins	Meritor
Asset Class	Plan Target	Plan Target
U.S. equities	5%	11%
Non-U.S. equities	1%	9%
Global equities	6%	—%
Total equities	12%	20%
Real assets	6%	—%
Private equity/venture capital	6%	—%
Opportunistic credit	4%	—%
Alternative investments	—%	39%
Fixed income	72%	41%
Total	100%	100%

The fixed income component of the Cummins plan is structured to represent a custom bond benchmark that will closely hedge the change in the value of our liabilities. This component is structured in such a way that its benchmark covers approximately 100 percent of the plan's exposure to changes in its discount rate (AA corporate bond yields). In order to achieve a hedge on more than the targeted 72 percent of plan assets invested in fixed income securities, our Benefits Policy Committee (BPC) permits the fixed income managers, other managers or the custodian/trustee to utilize derivative securities, as part of a liability driven investment strategy to further reduce the plan's risk of declining interest rates. However, all managers hired to manage assets for the trust are prohibited from using leverage unless approved by the BPC.
Investment strategies for the Meritor plan assets reflect a balance of risk-reducing and return-seeking considerations. The objective of minimizing the volatility of assets relative to liabilities is addressed primarily through asset diversification. Assets are broadly diversified across several asset classes to achieve risk-adjusted returns that accomplish this objective. Meritor plan assets are also allocated to fixed income investments, which seek to minimize interest rate risk volatility relative to pension liabilities. The fixed income portfolio partially matches the long-dated nature of the pension liabilities reducing interest rate risk.

U.K. Plan Assets
The methodology used to determine the rate of return on the Cummins and Meritor pension plan assets in the U.K. was based on establishing an equity-risk premium over current long-term bond yields adjusted based on target asset allocations. Our strategy with respect to our investments in these assets is to be invested in a suitable mixture of return-seeking assets such as equities, real estate and liability matching assets such as group annuity insurance contracts and duration matched bonds. Therefore, the risk and return balance of our U.K. asset portfolio should reflect a long-term horizon. To achieve these objectives, we established the following targets:

	Cummins Plan Target	Meritor Plan Target Range
Asset Class		Minimum	Maximum
Equities	8%	15%	30%
Private markets/secure income assets	19%	—%	—%
Credit/bank loans	4%	—%	15%
Diversified strategies	4%	25%	50%
Real estate	—%	—%	15%
Fixed income/insurance annuity	64%	25%	45%
Cash	1%	—%	—%
Total	100%

As part of our strategy in the U.K. we have not prohibited the use of any financial instrument, including derivatives. As in the U.S. plan, derivatives may be used to better match liability duration and are not used in a speculative way. The fixed income component of the Cummins portfolio, excluding the annuity contract, hedges approximately 15 percent of the plan’s exposure to interest rates and 30 percent of the plan’s exposure to inflation. The insurance annuity contract covers approximately another 21 percent of exposure to interest rates and 18 percent of inflation. The fixed income component of the Meritor portfolio, excluding the annuity contract, hedges approximately 100 percent of the plan's exposure to interest rates and 100 percent of the plan's exposure to inflation. The insurance annuity contract effectively hedges 100 percent of the insured liabilities exposure to interest rates and 100 percent of the insured liabilities to inflation. Based on the above discussion, we elected an assumption of 5.00 percent in 2023.
Fair Value of U.S. Plan Assets
The fair values of U.S. pension plan assets by asset category were as follows:

	Fair Value Measurements at December 31, 2022
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Equities
U.S.	$118	$—	$—	$118
Non-U.S.	31	—	—	31
Fixed income
Government debt		188	—	188
Corporate debt
U.S.	—	423	—	423
Non-U.S.	12	41	—	53
Asset/mortgaged backed securities	7	—	—	7
Net cash equivalents (1)	499	9	—	508
Diversified strategies	14	—	—	14
Private markets and real assets (2)	—	—	641	641
Net plan assets subject to leveling	$681	$661	$641	$1,983
Accruals (3)				7
Investments measured at net asset value				1,838
Net plan assets				$3,828

	Fair Value Measurements at December 31, 2021
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Equities
U.S.	$115	$—	$—	$115
Non-U.S.	38	—	—	38
Fixed income
Government debt	37	30	—	67
Corporate debt
U.S.	—	489	—	489
Non-U.S.	—	19	—	19
Net cash equivalents (1)	270	57	—	327
Private markets and real assets (2)	—	—	551	551
Net plan assets subject to leveling	$460	$595	$551	$1,606
Pending trade/purchases/sales				2
Accruals (3)				6
Investments measured at net asset value				1,934
Net plan assets				$3,548

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

Certain of our assets are valued based on their respective net asset value (NAV) (or its equivalent), as an alternative to estimated fair value due to the absence of readily available market prices. The fair value of each such investment category was as follows:
•U.S. and Non-U.S. Corporate Debt ($938 million and $995 million at December 31, 2022 and 2021, respectively) - These commingled funds have observable NAVs provided to investors and provide for liquidity either immediately or within a couple of days.
•U.S. and Non-U.S. Equities ($224 million and $145 million at December 31, 2022 and 2021, respectively) - These commingled funds have observable NAVs provided to investors and provide for liquidity either immediately or within a couple of days.
•Government Debt ($227 million and $361 million at December 31, 2022 and 2021, respectively) - These commingled funds have observable NAVs provided to investors and provide for liquidity either immediately or within a couple of days.
•Real Estate ($154 million and $171 million at December 31, 2022 and 2021, respectively) - This asset type represents different types of real estate including development property, industrial property, individual mortgages, office property, property investment companies and retail property. These funds are valued using NAVs and allow quarterly or more frequent redemptions.
•Asset/Mortgage Backed Securities ($277 million and $262 million at December 31, 2022 and 2021, respectively) - This asset type represents investments in fixed- and floating-rate loans. These funds are valued using NAVs and allow quarterly or more frequent redemptions.
•Diversified Strategies ($18 million at December 31, 2022) - These commingled funds invest in commodities, fixed income and equity securities. They have observable NAVs provided to investors and provide for liquidity either immediately or within a couple of days.

The reconciliation of Level 3 assets was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
In millions	Private Markets	Real Assets	Total
Balance at December 31, 2020	$359	$72	$431
Actual return on plan assets
Unrealized gains on assets still held at the reporting date	144	11	155
Purchases, sales and settlements, net	(32)	(3)	(35)
Balance at December 31, 2021	471	80	551
Actual return on plan assets
Unrealized gains on assets still held at the reporting date	6	19	25
Purchases, sales and settlements, net	(12)	(17)	(29)
Assumption of Meritor's plan assets	94	—	94
Balance at December 31, 2022	$559	$82	$641

Fair Value of U.K. Plan Assets
The fair values of U.K. pension plan assets by asset category were as follows:

	Fair Value Measurements at December 31, 2022
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Equities
U.S.	$13	$—	$—	$13
Non-U.S.	9	—	—	9
Fixed income
Government debt	—	222	—	222
Corporate debt
U.S.	—	24	—	24
Non-U.S.	—	80	—	80
Net cash equivalents (1)	27	11	—	38
Insurance annuity	—	—	428	428
Private markets and real assets (2)	—	—	390	390
Net plan assets subject to leveling	$49	$337	$818	$1,204
Pending trade/purchases/sales				141
Accruals (3)				2
Investments measured at net asset value				323
Net plan assets				$1,670

	Fair Value Measurements at December 31, 2021
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Equities
U.S.	$—	$79	$—	$79
Non-U.S.	—	74	—	74
Fixed income
Net cash equivalents (1)	35	—	—	35
Insurance annuity	—	—	514	514
Private markets and real assets (2)	—	—	389	389
Net plan assets subject to leveling	$35	$153	$903	$1,091
Investments measured at net asset value				1,299
Net plan assets				$2,390

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

Certain of our assets are valued based on their respective NAV (or its equivalent), as an alternative to estimated fair value due to the absence of readily available market prices. The fair value of each such investment category was as follows:
•U.S. and Non-U.S. Corporate Debt ($77 million and $894 million at December 31, 2022 and 2021, respectively) - These commingled funds have observable NAVs provided to investors and provide for liquidity either immediately or within a couple of days.
•U.S. and Non-U.S. Equities ($0 million and $194 million at December 31, 2022 and 2021, respectively) - These commingled funds have observable NAVs provided to investors and provide for liquidity either immediately or within a couple of days.
•Government Debt ($64 million at December 31, 2022) - These commingled funds have observable NAVs provided to investors and provide for liquidity either immediately or within a couple of days.
•Asset/Mortgage Backed Securities ($128 million and $99 million at December 31, 2022 and 2021, respectively) - This asset type represents investments in fixed- and floating-rate loans. These funds are valued using NAVs and allow quarterly or more frequent redemptions.
•Re-insurance ($54 million and $61 million at December 31, 2022 and 2021, respectively) - This commingled fund has a NAV that is determined on a monthly basis and the investment may be sold at that value.
•Diversified Strategies ($0 million and $51 million at December 31, 2022 and 2021, respectively) - These commingled funds invest in commodities, fixed income and equity securities. They have observable NAVs provided to investors and provide for liquidity either immediately or within a couple of days.

The reconciliation of Level 3 assets was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
In millions	Insurance Annuity	Real Assets	Private Markets	Total
Balance at December 31, 2020	$556	$31	$251	$838
Actual return on plan assets
Unrealized (losses) gains on assets still held at the reporting date	(42)	2	114	74
Purchases, sales and settlements, net	—	—	(9)	(9)
Balance at December 31, 2021	514	33	356	903
Actual return on plan assets
Unrealized (losses) gains on assets still held at the reporting date	(178)	(2)	39	(141)
Purchases, sales and settlements, net	—	(23)	(13)	(36)
Assumption of Meritor's plan assets	92	—	—	92
Balance at December 31, 2022	$428	$8	$382	$818

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
Estimated Future Contributions and Benefit Payments
We plan to contribute approximately $106 million to our defined benefit pension plans in 2023. The table below presents expected future benefit payments under our pension plans:

	Qualified and Non-Qualified Pension Plans
In millions	2023	2024	2025	2026	2027	2028 - 2032
Expected benefit payments	$367	$351	$357	$361	$363	$1,841

Other Pension Plans
We also sponsor defined contribution plans for certain hourly and salaried employees. Our contributions to these plans were $110 million, $92 million and $85 million for the years ended December 31, 2022, 2021 and 2020.
Other Postretirement Benefits
Our OPEB plans provide various health care and life insurance benefits to eligible employees, who retire and satisfy certain age and service requirements, and their dependents. The plans are contributory and contain cost-sharing features such as caps, deductibles, coinsurance and spousal contributions. Employer contributions are limited by formulas in each plan. Retiree contributions for health care benefits are adjusted annually, and we reserve the right to change benefits covered under these plans. There were no plan assets for OPEB plans as our policy is to fund benefits and expenses for these plans as claims and premiums are incurred.

Obligations and Funded Status
Benefit obligation balances presented below reflect the accumulated postretirement benefit obligations for our OPEB plans. The changes in the benefit obligations, the funded status of the plans and the amounts recognized in our Consolidated Balance Sheets for our significant OPEB plans were as follows:

	December 31,
In millions	2022	2021
Change in benefit obligation
Benefit obligation at the beginning of the year	$192	$219
Interest cost	5	5
Plan participants' contributions	4	14
Actuarial gain	(25)	(8)
Benefits paid directly by employer	(36)	(38)
Assumption of Meritor's benefit obligation	22	—
Benefit obligation at end of year	$162	$192

Funded status at end of year	$(162)	$(192)

Amounts recognized in consolidated balance sheets
Accrued compensation, benefits and retirement costs	$(21)	$(19)
Other liabilities	(141)	(173)
Net amount recognized	$(162)	$(192)

Amounts recognized in accumulated other comprehensive loss
Net actuarial gain	$(44)	$(18)
Prior service credit	(3)	(4)
Net amount recognized	$(47)	$(22)

In addition to the OPEB plans in the above table, we also maintain less significant OPEB plans in five other countries outside the U.S. that comprise approximately 14 percent and 8 percent of our OPEB obligations at December 31, 2022 and 2021, respectively. These plans are reflected in other liabilities in our Consolidated Balance Sheets.
Components of Net Periodic OPEB Cost
The following table presents the net periodic OPEB cost under our plans:

	Years ended December 31,
In millions	2022	2021	2020
Interest cost	$5	$5	$7
Recognized net actuarial gain	—	—	(1)
Net periodic OPEB cost	$5	$5	$6

Other changes in benefit obligations recognized in other comprehensive (income) loss for the years ended December 31 were as follows:

	Years ended December 31,
In millions	2022	2021	2020
Recognized net actuarial gain	$—	$—	$1
Incurred actuarial (gain) loss	(25)	(8)	14
Total recognized in other comprehensive (income) loss	$(25)	$(8)	$15

Total recognized in net periodic OPEB cost and other comprehensive (income) loss	$(20)	$(3)	$21

Assumptions
The table below presents assumptions used in determining the OPEB obligation for each year and reflects weighted-average percentages for our other OPEB plans as follows:

	2022	2021
Discount rate	5.59%	2.75%

The table below presents assumptions used in determining the net periodic OPEB cost and reflects weighted-average percentages for the various plans as follows:

	2022	2021	2020
Discount rate	2.93%	2.30%	3.15%

Our consolidated OPEB obligation is determined by application of the terms of health care and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates. For measurement purposes, a 6.75 percent annual rate of increase in the per capita cost of covered health care benefits was assumed in 2022. The rate is assumed to decrease on a linear basis to 5.0 percent through 2032 and remain at that level thereafter.
Estimated Benefit Payments
The table below presents expected benefit payments under our OPEB plans:

In millions	2023	2024	2025	2026	2027	2028 - 2032
Expected benefit payments	$22	$20	$19	$17	$16	$64

NOTE 12. SUPPLEMENTAL BALANCE SHEET DATA
Other assets included the following:

	December 31,
In millions	2022	2021
Deferred income taxes	$625	$428
Operating lease assets	492	444
Corporate owned life insurance	390	492
Other	633	402
Other assets	$2,140	$1,766

Other accrued expenses included the following:

	December 31,
In millions	2022	2021
Marketing accruals	$316	$303
Other taxes payable	224	234
Income taxes payable	173	107
Current portion of operating lease liabilities	132	128
Other	620	418
Other accrued expenses	$1,465	$1,190

Other liabilities included the following:

	December 31,
In millions	2022	2021
Accrued product warranty	$744	$684
Deferred income taxes	649	403
Pensions	445	431
Operating lease liabilities	368	326
Long-term income taxes	192	263
Accrued compensation	184	177
Mark-to-market valuation on interest rate derivatives	151	19
Other postretirement benefits	141	173
Other long-term liabilities	437	320
Other liabilities	$3,311	$2,796

NOTE 13. DEBT
Loans Payable
Loans payable at December 31, 2022 and 2021 were $210 million and $208 million, respectively, and consisted primarily of notes payable to financial institutions. The weighted-average interest rate for notes payable, bank overdrafts and current maturities of long-term debt at December 31 was as follows:

	2022	2021
Weighted-average interest rate	4.02%	2.71%

Commercial Paper
We can issue up to $4.0 billion of unsecured, short-term promissory notes (commercial paper) pursuant to the Board of Directors (the Board) authorized commercial paper programs. The programs facilitate the private placement of unsecured short-term debt through third-party brokers. We intend to use the net proceeds from the commercial paper borrowings for acquisitions and general corporate purposes. We had $2.6 billion and $313 million in outstanding borrowings under our commercial paper programs at December 31, 2022 and 2021, respectively. The weighted-average interest rate for commercial paper at December 31 was as follows:

	2022		2021
Weighted-average interest rate	4.27%	(1)	(0.01)%	(2)

 (1) The weighted-average interest rate, inclusive of all brokerage fees, was 4.27 percent at December 31, 2022. This included $107 million of borrowings under the Europe program at a weighted-average interest rate of 1.86 percent and $2.5 billion of borrowings under the U.S. program at a weighted-average interest rate of 4.38 percent.

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

On August 18, 2021, we entered into an amended and restated 5-year revolving credit agreement, which allows us to borrow up to $2 billion of unsecured funds at any time prior to August 18, 2026. In connection with the new credit agreements, on August 17, 2022, we entered into an amendment to our $2.0 billion five-year facility to replace LIBOR with Secured Overnight Financing Rate (SOFR) as an interest rate benchmark and to make other conforming changes to interest rate determinations. Amounts payable under our revolving credit facility rank pro rata with all of our unsecured, unsubordinated indebtedness. Up to $300 million under this credit facility is available for swingline loans. Based on our current long-term debt ratings, the applicable margin on SOFR rate loans was 0.85 percent per annum including a 0.10 percent LIBOR to SOFR adjustment as of December 31, 2022. Advances under the facility may be prepaid without premium or penalty, subject to customary breakage costs.
Our credit agreements include various covenants, including, among others, maintaining a net debt to total capital ratio of no more than 0.65 to 1.0. At December 31, 2022, we were in compliance with the financial debt covenants. We intend to maintain credit facilities at the current or higher aggregate amounts by renewing or replacing these facilities at or before expiration. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. There were no outstanding borrowings under these facilities at December 31, 2022.
The total combined borrowing capacity under the revolving credit facilities and commercial programs should not exceed $4.0 billion. At December 31, 2022, our $2.6 billion of commercial paper outstanding effectively reduced the $4.0 billion available capacity under our revolving credit facilities to $1.4 billion.
At December 31, 2022, we also had $226 million available for borrowings under our international and other domestic credit facilities.
Long-term Debt
A summary of long-term debt was as follows:

		December 31,
In millions	Interest Rate	2022	2021
Long-term debt
Senior notes, due 2023 (1)	3.65%	$500	$500
Term loan, due 2025	Variable	1,550	—
Senior notes, due 2025 (2)	0.75%	500	500
Debentures, due 2027	6.75%	58	58
Debentures, due 2028	7.125%	250	250
Senior notes, due 2030 (2)	1.50%	850	850
Senior notes, due 2043	4.875%	500	500
Senior notes, due 2050	2.60%	650	650
Debentures, due 2098 (3)	5.65%	165	165
Other debt		121	110
Unamortized discount and deferred issuance costs		(64)	(68)
Fair value adjustments due to hedge on indebtedness		(122)	34
Finance leases		113	89
Total long-term debt		5,071	3,638
Less: Current maturities of long-term debt		573	59
Long-term debt		$4,498	$3,579

(1) Senior notes, due 2023, are classified as current maturities of long-term debt at December 31, 2022.
(2) In 2021 we entered into a series of interest rate swaps to effectively convert from a fixed rate to floating rate. See "Interest Rate Risk" section of NOTE 22, "DERIVATIVES," for additional information.

(3) The effective interest rate is 7.48 percent.

Principal payments required on long-term debt during the next five years are as follows:

In millions	2023	2024	2025	2026	2027
Principal payments	$573	$44	$2,061	$56	$64

On July 13, 2022, we entered into a loan agreement under which we may obtain delayed-draw loans in an amount up to $2.0 billion in the aggregate prior to October 13, 2022. We drew down the entire $2.0 billion balance on August 2, 2022, to help fund the acquisition of Meritor. During the fourth quarter of 2022, we paid down $450 million of the term loan. The interest rate is based on SOFR for the one-month interest period plus the relevant spread. The loan will mature on August 1, 2025. The agreement contains customary events of default and financial and other covenants, including maintaining a net debt to capital ratio of no more than 0.65 to 1.0.
The $250 million 7.125 percent debentures and $165 million 5.65 percent debentures are unsecured and are not subject to any sinking fund requirements. We can redeem these debentures at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the debenture holders are not penalized by the early redemption.
Our debt agreements contain several restrictive covenants. The most restrictive of these covenants applies to our revolving credit facility which will upon default, among other things, limit our ability to incur additional debt or issue preferred stock, enter into sale-leaseback transactions, sell or create liens on our assets, make investments and merge or consolidate with any other entity. At December 31, 2022, we were in compliance with all of the financial debt covenants under our borrowing agreements.
Shelf Registration
As a well-known seasoned issuer, we filed an automatic shelf registration for an undetermined amount of debt and equity securities with the Securities and Exchange Commission (SEC) on February 8, 2022. Under this shelf registration we may offer, from time to time, debt securities, common stock, preferred and preference stock, depositary shares, warrants, stock purchase contracts and stock purchase units. Our current shelf is scheduled to expire in February 2025.
Interest Expense
For the years ended December 31, 2022, 2021 and 2020, total interest incurred was $204 million, $113 million and $102 million, respectively, and interest capitalized was $5 million, $2 million and $2 million, respectively.
Fair Value of Debt
Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair values and carrying values of total debt, including current maturities, were as follows:

	December 31,
In millions	2022	2021
Fair values of total debt (1)	$7,400	$4,461
Carrying value of total debt	7,855	4,159

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

NOTE 14. PRODUCT WARRANTY LIABILITY
A tabular reconciliation of the product warranty liability, including the deferred revenue related to our extended warranty coverage and accrued product campaigns, was as follows:

	December 31,
In millions	2022	2021	2020
Balance, beginning of year	$2,425	$2,307	$2,389
Provision for base warranties issued	515	503	443
Deferred revenue on extended warranty contracts sold	287	288	248
Provision for product campaigns issued	141	346	90
Payments made during period	(596)	(530)	(589)
Amortization of deferred revenue on extended warranty contracts	(298)	(260)	(227)
Changes in estimates for pre-existing product warranties and campaigns	(128)	(228)	(52)
Acquisitions(1)	147	—	—
Foreign currency translation adjustments and other	(16)	(1)	5
Balance, end of year	$2,477	$2,425	$2,307

(1) See NOTE 2, "ACQUISITIONS," to our Consolidated Financial Statements for additional information.

We recognized supplier recoveries of $39 million, $170 million and $20 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Warranty related deferred revenues and warranty liabilities on our Consolidated Balance Sheets were as follows:

	December 31,
In millions	2022	2021	Balance Sheet Location
Deferred revenue related to extended coverage programs
Current portion	$290	$286	Current portion of deferred revenue
Long-term portion	717	700	Deferred revenue
Total	$1,007	$986

Product warranty
Current portion	$726	$755	Current portion of accrued product warranty
Long-term portion	744	684	Other liabilities
Total	$1,470	$1,439

Total warranty accrual	$2,477	$2,425

NOTE 15. COMMITMENTS AND CONTINGENCIES
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
On June 28, 2022, KAMAZ Publicly Traded Company (KAMAZ) was designated to the List of Specially Designated Nationals and Blocked Persons by the U.S. Department of the Treasury’s Office of Foreign Assets Control. We filed blocked property reports for relevant assets and are seeking relevant authorizations to extricate ourselves from our relationship with KAMAZ and its subsidiaries, including our unconsolidated joint venture with KAMAZ (Unconsolidated JV), in compliance with U.S. law.
On April 29, 2019, we announced that we were conducting a formal internal review of our emissions certification process and compliance with emission standards for our pick-up truck applications, following conversations with the Environmental Protection Agency (EPA) and California Air Resources Board (CARB) regarding certification of our engines in model year 2019 RAM 2500 and 3500 trucks. This review is being conducted with external advisors as we strive to ensure the certification and compliance processes for all of our pick-up truck applications are consistent with our internal policies, engineering standards and applicable laws. During conversations with the EPA and CARB about the effectiveness of our pick-up truck applications, the regulators raised concerns that certain aspects of our emissions systems may reduce the effectiveness of our emissions control systems and thereby act as defeat devices. As a result, our internal review focuses, in part, on the regulators’ concerns. We are working closely with the regulators to enhance our emissions systems to improve the effectiveness of all of our pick-up truck applications and to fully address the regulators’ requirements. Based on discussions with the regulators, we have developed a new calibration for the engines in model year 2019 RAM 2500 and 3500 trucks that has been included in all engines shipped since September 2019. During our ongoing discussions, the regulators turned their attention to other model years and other engines, most notably our pick-up truck applications for RAM 2500 and 3500 trucks for model years 2013 through 2018 and Titan trucks for model years 2016 through 2019. We have also been in communication with Environmental and Climate Change Canada regarding similar issues relating to some of these very same platforms. In connection with these and other ongoing discussions with the EPA and CARB, we are developing a new software calibration and will recall model years 2013 through 2018 RAM 2500 and 3500 trucks. We accrued $30 million for the RAM recall during the first quarter of 2022, an amount that reflected our current estimate of the cost of that recall. We are also developing a new software calibration and hardware fix and will recall model years 2016 through 2019 Titan trucks. We accrued $29 million for the Titan recall during the third quarter of 2022, an amount that reflected our current estimate of the cost of that recall.
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
Guarantees and Commitments
Periodically, we enter into guarantee arrangements, including guarantees of non-U.S. distributor financings, residual value guarantees on equipment under operating leases and other miscellaneous guarantees of joint ventures or third-party obligations. At December 31, 2022, the maximum potential loss related to these guarantees was $46 million.

We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. At December 31, 2022, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $141 million. These arrangements enable us to secure supplies of critical components and IT services. We do not currently anticipate paying any penalties under these contracts.
We enter into physical forward contracts with suppliers of platinum and palladium to purchase certain volumes of the commodities at contractually stated prices for various periods, which generally fall within two years. At December 31, 2022, the total commitments under these contracts were $75 million. These arrangements enable us to guarantee the prices of these commodities, which otherwise are subject to market volatility.
We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance. These performance bonds and other performance-related guarantees were $107 million at December 31, 2022.
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
NOTE 16. REDEEMABLE NONCONTROLLING INTERESTS
A 19 percent minority shareholder in one of our businesses, Hydrogenics Corporation (Hydrogenics), has, among other rights and subject to related obligations and restrictive covenants, rights that are exercisable between September 2022 and September 2026 to require us to (1) purchase such shareholder's shares (put option) at an amount up to the fair market value (calculated pursuant to a process outlined in the shareholders' agreement) and (2) sell to such shareholder Hydrogenics' electrolyzer business at an amount up to the fair market value of the electrolyzer business (calculated pursuant to a process outlined in the shareholders’ agreement). We recorded the estimated fair value of the put option as redeemable noncontrolling interests in our Consolidated Financial Statements with an offset to additional paid-in capital. The redeemable noncontrolling interest balance was $258 million and $366 million at December 31, 2022 and 2021, respectively.
NOTE 17. CUMMINS INC. SHAREHOLDERS' EQUITY
Preferred and Preference Stock
We are authorized to issue one million shares of zero par value preferred and one million shares of preference stock with preferred shares being senior to preference shares. We can determine the number of shares of each series, and the rights, preferences and limitations of each series. At December 31, 2022 and 2021, there was no preferred or preference stock outstanding.

Common Stock
Changes in shares of common stock, treasury stock and common stock held in trust for employee benefit plans were as follows:

In millions	Common Stock	Treasury Stock	Common Stock Held in Trust
Balance at December 31, 2019	222.4	71.7	0.2
Shares acquired	—	3.9	—
Shares issued	—	(0.8)	(0.2)
Balance at December 31, 2020	222.4	74.8	—
Shares acquired	—	5.7	—
Shares issued	0.1	(0.5)	—
Balance at December 31, 2021	222.5	80.0	—
Shares acquired	—	1.9	—
Shares issued	—	(0.7)	—
Balance at December 31, 2022	222.5	81.2	—

Treasury Stock
Shares of common stock repurchased by us are recorded at cost as treasury stock and result in a reduction of shareholders' equity in our Consolidated Balance Sheets. Treasury shares may be reissued as part of our stock-based compensation programs. When shares are reissued, we use the weighted-average cost method for determining cost. The gains between the cost of the shares and the issuance price are added to additional paid-in-capital. The losses are deducted from additional paid-in capital to the extent of the gains. Thereafter, the losses are deducted from retained earnings. Treasury stock activity for the three-year period ended December 31, 2022, consisting of shares issued and repurchased is presented in our Consolidated Statements of Changes in Redeemable Noncontrolling Interests and Equity.
In December 2021, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the $2.0 billion repurchase plan authorized in 2019. For the year ended December 31, 2022, we made the following purchases under the stock repurchase program:

In millions (except per share amounts) For each quarter ended	Shares Purchased		Average Cost Per Share	Total Cost of Repurchases	Remaining Authorized Capacity (1)
March 31	1.6		$199.27	$311	$2,281
June 30	0.1		194.00	36	2,245
September 30	0.2		197.72	23	2,222
December 31	0.0	(2)	206.12	4	2,218
Total	1.9		198.74	$374

(1) The remaining $218 million authorized capacity under the 2019 plan was calculated based on the cost to purchase the shares, but excludes commission expenses in accordance with the authorized plan.
(2) Shares purchased in the fourth quarter totaled 21,830.

We repurchased $374 million, $1,402 million and $641 million of our common stock in the years ended December 31, 2022, 2021 and 2020, respectively.
Dividends
Total dividends paid to common shareholders in 2022, 2021 and 2020 were $855 million, $809 million and $782 million, respectively. Declaration and payment of dividends in the future depends upon our income and liquidity position, among other factors, and is subject to declaration by the Board, who meet quarterly to consider our dividend payment. We expect to fund dividend payments with cash from operations.

In July 2022, the Board authorized an increase to our quarterly dividend of 8.3 percent from $1.45 per share to $1.57 per share. In July 2021, the Board authorized a 7.4 percent increase to our quarterly cash dividend on our common stock from $1.35 per share to $1.45 per share. In October 2020, the Board approved a 3.0 percent increase to our quarterly dividend on our common stock from $1.311 per share to $1.35 per share. Cash dividends per share paid to common shareholders for the last three years were as follows:

	Quarterly Dividends
	2022	2021	2020
First quarter	$1.45	$1.35	$1.311
Second quarter	1.45	1.35	1.311
Third quarter	1.57	1.45	1.311
Fourth quarter	1.57	1.45	1.35
Total	$6.04	$5.60	$5.28

NOTE 18. ACCUMULATED OTHER COMPREHENSIVE LOSS
Following are the changes in accumulated other comprehensive income (loss) by component:

In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at December 31, 2019	$(734)	$(1,285)	$(9)	$(2,028)
Other comprehensive income (loss) before reclassifications
Before-tax amount	(92)	73	(41)	(60)	$(10)	$(70)
Tax benefit	26	8	9	43	—	43
After-tax amount	(66)	81	(32)	(17)	(10)	(27)
Amounts reclassified from accumulated other comprehensive income(1)	65	—	(2)	63	—	63
Net current period other comprehensive (loss) income	(1)	81	(34)	46	$(10)	$36
Balance at December 31, 2020	$(735)	$(1,204)	$(43)	$(1,982)
Other comprehensive income (loss) before reclassifications
Before-tax amount	425	(5)	38	458	$(5)	$453
Tax (expense) benefit	(103)	1	(12)	(114)	—	(114)
After-tax amount	322	(4)	26	344	(5)	339
Amounts reclassified from accumulated other comprehensive income(1)	67	—	—	67	—	67
Net current period other comprehensive income (loss)	389	(4)	26	411	$(5)	$406
Balance at December 31, 2021	$(346)	$(1,208)	$(17)	$(1,571)
Other comprehensive income (loss) before reclassifications
Before-tax amount	(123)	(350)	136	(337)	$(40)	$(377)
Tax benefit (expense)	19	6	(32)	(7)	—	(7)
After-tax amount	(104)	(344)	104	(344)	(40)	(384)
Amounts reclassified from accumulated other comprehensive income(1)	23	—	2	25	—	25
Net current period other comprehensive (loss) income	(81)	(344)	106	(319)	$(40)	$(359)
Balance at December 31, 2022	$(427)	$(1,552)	$89	$(1,890)

(1) Amounts are net of tax. Reclassifications out of accumulated other comprehensive income (loss) and the related tax effects are immaterial for separate disclosure.

NOTE 19. NONCONTROLLING INTERESTS
Noncontrolling interests in the equity of consolidated subsidiaries were as follows:

	December 31,
In millions	2022	2021
Eaton Cummins Automated Transmission Technologies	$525	$518
Cummins India Ltd.	342	347
Other	125	24
Noncontrolling interests	$992	$889

NOTE 20. STOCK INCENTIVE AND STOCK OPTION PLANS
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
Restricted stock and restricted stock units are awarded from time to time at no cost to certain employees. Restrictions limit the sale or transfer of the shares during a defined period. Most awards are not entitled to cash dividends and voting rights until vesting. Generally, the shares vest and become free from restrictions ratably over a three-year service period, provided the participant remains an employee. The fair value of the awards typically equals the average market price of our stock on the grant date adjusted for the present value of dividends over the vesting period. Compensation expense is determined at the grant date and is recognized over the restriction period on a straight-line basis.
Employee compensation expense (net of estimated forfeitures) related to our share-based plans for the years ended December 31, 2022, 2021 and 2020, was approximately $33 million, $36 million and $30 million, respectively. The excess tax benefit associated with our employee share-based plans for the years ended December 31, 2022, 2021 and 2020, was $8 million, $9 million and $4 million, respectively. The total unrecognized compensation expense (net of estimated forfeitures) related to nonvested awards for our employee share-based plans was approximately $86 million at December 31, 2022 and is expected to be recognized over a weighted-average period of approximately two years.

The table below summarizes the employee share-based activity in the Plan:

	Options	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Balance at December 31, 2019	3,237,570	$140.36
Granted	632,080	142.81
Exercised	(660,786)	131.25
Forfeited	(33,334)	150.83
Balance at December 31, 2020	3,175,530	142.63
Granted	16,550	232.44
Exercised	(400,154)	138.93
Forfeited	(48,828)	153.72
Balance at December 31, 2021	2,743,098	143.51
Granted	18,900	207.79
Exercised	(586,990)	137.83
Forfeited	(29,045)	148.08
Balance at December 31, 2022	2,145,963	$145.57	5.2	$208

Exercisable, December 31, 2020	1,589,015	$130.28	4.6	$151
Exercisable, December 31, 2021	1,629,588	$136.74	4.4	$133
Exercisable, December 31, 2022	1,655,298	$146.37	4.6	$159

The weighted-average grant date fair value of options granted during the years ended December 31, 2022, 2021 and 2020, was $45.74, $46.03 and $25.40, respectively. The total intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020, was approximately $53 million, $41 million and $40 million, respectively.
The weighted-average grant date fair value of performance and restricted shares was as follows:

	Performance Shares		Restricted Shares
Nonvested	Shares	Weighted-average Fair Value	Shares	Weighted-average Fair Value
Balance at December 31, 2019	395,931	$144.64	2,697	$117.68
Granted	260,480	132.57	3,704	165.04
Vested	(268,773)	138.27	(2,697)	117.68
Forfeited	(10,684)	144.22	—	—
Balance at December 31, 2020	376,954	140.85	3,704	165.04
Granted	217,684	234.22	26,224	265.41
Vested	(131,744)	146.55	—	—
Forfeited	(22,745)	171.91	—	—
Balance at December 31, 2021	440,149	183.72	29,928	252.99
Granted	230,535	184.92	215,260	209.08
Vested	(122,188)	148.99	(5,513)	249.79
Forfeited	(63,197)	182.68	(3,262)	211.37
Balance at December 31, 2022	485,299	$193.17	236,413	$213.66

The total vesting date fair value of performance shares vested during the years ended December 31, 2022, 2021 and 2020, was $24 million, $35 million and $41 million, respectively. The total fair value of restricted shares vested was $1 million, $0 and less than $1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	2022	2021	2020
Expected life (years)	6	6	6
Risk-free interest rate	2.32%	1.15%	0.62%
Expected volatility	28.40%	28.68%	27.05%
Dividend yield	2.85%	2.95%	2.88%

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
NOTE 21. EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
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

	Years ended December 31,
In millions, except per share amounts	2022	2021	2020
Net income attributable to Cummins Inc.	$2,151	$2,131	$1,789

Weighted-average common shares outstanding
Basic	141.5	144.6	148.2
Dilutive effect of stock compensation awards	0.8	1.3	0.8
Diluted	142.3	145.9	149.0
Earnings per common share attributable to Cummins Inc.
Basic	$15.20	$14.74	$12.07
Diluted	15.12	14.61	12.01

The weighted-average diluted common shares outstanding exclude the anti-dilutive effect of certain stock options. The options excluded from diluted earnings per share were as follows:

	Years ended December 31,
	2022	2021	2020
Options excluded	20,595	6,463	645,334

NOTE 22. DERIVATIVES
We are exposed to financial risk resulting from volatility in foreign exchange rates, interest rates and commodity prices. This risk is closely monitored and managed through the use of physical forward contracts (which are not considered derivatives), and financial derivative instruments including foreign currency forward contracts, commodity swap contracts and interest rate swaps and locks. Financial derivatives are used expressly for hedging purposes and under no circumstances are they used for speculative purposes. When material, we adjust the estimated fair value of our derivative contracts for counterparty or our credit risk. None of our derivative instruments are subject to collateral requirements. Substantially all of our derivative contracts are subject to master netting arrangements, which provide us with the option to settle certain contracts on a net basis when they settle on the same day with the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event.
Foreign Currency Exchange Rate Risk
We had foreign currency forward contracts with notional amounts of $3.6 billion and $2.7 billion at December 31, 2022 and 2021, respectively. The following currencies comprise 88 percent and 87 percent of outstanding foreign currency forward contracts at December 31, 2022 and 2021, respectively: Chinese renminbi, British pound, Canadian dollar, Australian dollar and Euro.
We are further exposed to foreign currency exchange risk as many of our subsidiaries are subject to fluctuations as the functional currencies of the underlying entities are not our U.S. dollar reporting currency. To help minimize movements for certain investments, in 2022 we began entering into foreign exchange forwards designated as net investment hedges for certain of our investments. Under the current terms of our foreign exchange forwards, we agreed with third parties to sell British pound in exchange for U.S. dollar currency at a specified rate at the maturity of the contract. The notional amount of these hedges at December 31, 2022, was $705 million.
The following table summarizes the net investment hedge activity in AOCL:

	Year ended December 31,
In millions	2022
Type of Derivative	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Earnings
Foreign exchange forwards	$(22)	$—

Interest Rate Risk
In 2021 we entered into a series of interest rate swaps to effectively convert our $500 million senior notes, due in 2025, from a fixed rate of 0.75 percent to a floating rate equal to the three-month LIBOR plus a spread. We also entered into a series of interest rate swaps to effectively convert $765 million of our $850 million senior notes, due in 2030, from a fixed rate of 1.50 percent to a floating rate equal to the three-month LIBOR plus a spread. The swaps were designated, and will be accounted for, as fair value hedges. The gain or loss on these derivative instruments, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current income as interest expense. The net swap settlements that accrue each period are also reported in the Consolidated Financial Statements as interest expense.
We had a series of interest rate swaps to effectively convert our September 2013, $500 million debt issue, due in 2023, from a fixed rate of 3.65 percent to a floating rate equal to the one-month LIBOR plus a spread. The debt is included in the Consolidated Balance Sheets as long-term debt. The terms of the swaps mirrored those of the debt, with interest paid semi-annually. The swaps were designated, and were accounted for, as fair value hedges. The gain or loss on these derivative instruments, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, were recognized in current income as interest expense. The net swap settlements that accrued each period were also reported in the Consolidated Financial Statements as interest expense. A basis adjustment related to credit risk, excluded from the assessment of effectiveness, was being amortized over the life of the hedge using a straight-line method and was considered de minimis.

The following table summarizes the gains and losses:

	Years ended December 31,
In millions	2022		2021		2020
Type of Swap	Gain (Loss) on Swaps	Gain (Loss) on Borrowings	Gain (Loss) on Swaps	Gain (Loss) on Borrowings	Gain (Loss) on Swaps	Gain (Loss) on Borrowings
Interest rate swaps(1)	$(148)	$145	$(3)	$2	$7	$(5)

(1) The difference between the gain (loss) on swaps and borrowings represented hedge ineffectiveness.

In 2019 we entered into $350 million of interest rate lock agreements, and in 2020 we entered into an additional $150 million of lock agreements to reduce the variability of the cash flows of the interest payments on a total of $500 million of fixed rate debt forecast to be issued in 2023 to replace our senior notes at maturity. The terms of the rate locks mirror the time period of the expected fixed rate debt issuance and the expected timing of interest payments on that debt. The gains and losses on these derivative instruments will be initially recorded in other comprehensive income and will be released to earnings in interest expense in future periods to reflect the difference in (1) the fixed rates economically locked in at the inception of the hedge and (2) the actual fixed rates established in the debt instrument at issuance. In December 2022, we settled certain rate lock agreements with notional amounts totaling $150 million for $49 million. This amount will remain in other comprehensive income to be recognized over the term of the anticipated new debt as discussed above.
The following table summarizes the interest rate lock activity in AOCL:

	Year ended December 31,
In millions	2022		2021		2020
Type of Swap	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Interest Expense	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Interest Expense	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Interest Expense
Interest rate locks	$112	$—	$19	$—	$(22)	$—

Cash Flow Hedging
The following table summarizes the effect on our Consolidated Statements of Net Income for derivative instruments classified as cash flow hedges. The table does not include amounts related to ineffectiveness as it was not material for the periods presented.

	Years ended December 31,
In millions	2022	2021	2020
Gain (loss) reclassified from AOCL into income - Net sales(1)	$(4)	$(4)	$3
Gain (loss) reclassified from AOCL into income - Cost of sales(1)(2)	1	6	—
Total	$(3)	$2	$3

(1) Includes foreign currency forward contracts.
(2) Includes commodity swap contracts.

Derivatives Not Designated as Hedging Instruments
The following table summarizes the effect on our Consolidated Statements of Net Income for derivative instruments not classified as cash flow hedges:

	Years ended December 31,
In millions	2022	2021	2020
Gain (loss) recognized in income - Cost of sales(1)	$2	$—	$(1)
Gain (loss) recognized in income - Other income, net(1)	(5)	45	1
Total	$(3)	$45	$—

(1) Includes foreign currency forward contracts.

Fair Value Amount and Location of Derivative Instruments
The following table summarizes the location and fair value of derivative instruments on our Consolidated Balance Sheets:

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	December 31,		December 31,
In millions	2022	2021	2022	2021
Notional amount	$3,051	$2,558	$2,900	$1,888

Derivative assets
Prepaid expenses and other current assets	$18	$15	$27	$4
Other assets	80	—	—	—
Total derivative assets(1)	$98	$15	$27	$4

Derivative liabilities
Other accrued expenses	$19	$11	$3	$4
Other liabilities	151	19	—	—
Total derivative liabilities(1)	$170	$30	$3	$4

(1) Estimates of the fair value of all derivative assets and liabilities above are derived from Level 2 inputs, which are estimated using actively quoted prices for similar instruments from brokers and observable inputs where available, including market transactions and third-party pricing services, or net asset values provided to investors. We do not currently have any Level 3 input measures and there were no transfers into or out of Level 2 or 3 during 2022 or 2021.

We elected to present our derivative contracts on a gross basis in our Consolidated Balance Sheets. Had we chosen to present on a net basis, we would have derivatives in a net asset position of $52 million and derivatives in a net liability position of $100 million.
NOTE 23. RUSSIAN OPERATIONS
On March 17, 2022, the Board indefinitely suspended our operations in Russia due to the ongoing conflict in Ukraine. At the time of suspension, our Russian operations included a wholly-owned distributor in Russia, an Unconsolidated JV with KAMAZ (a Russian truck manufacturer) and direct sales into Russia from our other business segments. As a result of the suspension of operations, we evaluated the recoverability of assets in Russia and assessed other potential liabilities. We experienced and expect to continue to experience an inability to collect customer receivables and may be the subject of litigation as a consequence of our suspension of commercial operations in Russia. We recorded a charge of $111 million during 2022 related to these actions. As of December 31, 2022, we had no inventory and approximately $14 million of receivables in Russia, all of which are fully reserved. In addition, we have cash balances of $66 million, some of which will be used to fund ongoing employee, tax and contract settlement obligations. The following summarizes the costs associated with the suspension of our Russian operations in our Consolidated Statements of Net Income:

	Year ended
In millions	December 31, 2022	Statement of Net Income Location
Inventory write-downs	$17	Cost of sales
Accounts receivable reserves	41	Other operating expense, net
Impairment and other joint venture costs	31	Equity, royalty and interest income from investees
Other	22	Other operating expense, net
Russian suspension costs, net of recoveries	$111

We will continue to evaluate the situation as conditions evolve and may take additional actions as deemed necessary in future periods.

NOTE 24. OPERATING SEGMENTS
Operating segments under GAAP are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (CODM), or decision-making group, in deciding how to allocate resources and in assessing performance. Our CODM is the Chief Executive Officer.
Our reportable operating segments consist of Engine, Components, Distribution, Power Systems and New Power. This reporting structure is organized according to the products and markets each segment serves. The Engine segment produces engines (15 liters and smaller) and associated parts for sale to customers in on-highway and various off-highway markets. Our engines are used in trucks of all sizes, buses and recreational vehicles, as well as in various industrial applications, including construction, agriculture, power generation systems and other off-highway applications. The Components segment sells filtration products, aftertreatment systems, turbochargers, electronics, fuel systems, automated transmissions, axles, drivelines, brakes and suspension systems. The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets and service parts, as well as performing service and repair activities on our products and maintaining relationships with various OEMs throughout the world. The Power Systems segment is an integrated power provider, which designs, manufactures and sells engines (16 liters and larger) for industrial applications (including mining, oil and gas, marine and rail), standby and prime power generator sets, alternators and other power components. The New Power segment designs, manufactures, sells and supports hydrogen production solutions as well as electrified power systems with innovative components and subsystems, including battery, fuel cell and electric powertrain technologies. The New Power segment is currently in the early stages of commercializing these technologies with efforts primarily focused on the development of our electrolyzers for hydrogen production and electrified power systems and related components and subsystems. We continue to serve all our markets as they adopt electrification and alternative power technologies, meeting the needs of our OEM partners and end customers.
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

Summarized financial information regarding our reportable operating segments at December 31, is shown in the table below:

In millions	Engine		Components		Distribution	Power Systems	New Power	Total Segments
2022
External sales	$8,199		$7,847		$8,901	$2,951	$176	$28,074
Intersegment sales	2,746		1,889		28	2,082	22	6,767
Total sales	10,945		9,736		8,929	5,033	198	34,841
Research, development and engineering expenses	506		309		52	240	171	1,278
Equity, royalty and interest income (loss) from investees	166	(1)	71		77	43	(8)	349
Interest income	14		12		16	7	—	49
Russian suspension costs (2)	33	(3)	5		54	19	—	111
Segment EBITDA	1,541		1,346	(4)	888	596	(340)	4,031
Depreciation and amortization (5)	205		304		114	120	38	781
Net assets	1,451		7,306		2,698	2,382	1,158	14,995
Investments and advances to equity investees	590		617		352	138	60	1,757
Capital expenditures	368		264		114	96	74	916
2021
External sales	$7,589		$5,932		$7,742	$2,650	$108	$24,021
Intersegment sales	2,365		1,733		30	1,765	8	5,901
Total sales	9,954		7,665		7,772	4,415	116	29,922
Research, development and engineering expenses	399		307		48	234	102	1,090
Equity, royalty and interest income (loss) from investees	340		50		63	56	(3)	506
Interest income	8		5		7	5	—	25
Segment EBITDA	1,411		1,180		731	496	(223)	3,595
Depreciation and amortization (5)	205		183		116	131	24	659
Net assets	1,554		2,938		2,294	2,251	602	9,639
Investments and advances to equity investees	742		254		329	164	49	1,538
Capital expenditures	341		184		92	80	37	734
2020
External sales	$5,925		$4,650		$7,110	$2,055	$71	$19,811
Intersegment sales	2,097		1,374		26	1,576	1	5,074
Total sales	8,022		6,024		7,136	3,631	72	24,885
Research, development and engineering expenses	290		264		31	212	109	906
Equity, royalty and interest income (loss) from investees	312		61		62	21	(4)	452
Interest income	9		4		4	4	—	21
Segment EBITDA	1,235		961		665	343	(172)	3,032
Depreciation and amortization (5)	208		192		122	130	18	670
Capital expenditures	202		140		89	79	18	528

(1) Includes a $28 million impairment of our joint venture with KAMAZ and $3 million of royalty charges as part of our costs associated with the suspension of our Russian operations. See NOTE 23, "RUSSIAN OPERATIONS," to our Consolidated Financial Statements for additional information.

(2) See NOTE 23, "RUSSIAN OPERATIONS," to our Consolidated Financial Statements for additional information.
(3) Includes $31 million of Russian suspension costs reflected in the equity, royalty and interest income (loss) from investees line above.
(4) Includes $83 million of costs related to the acquisition and integration of Meritor and $28 million of costs associated with the planned separation of our filtration business.
(5) Depreciation and amortization, as shown on a segment basis, excludes the amortization of debt discount and deferred costs included in the Consolidated Statements of Net Income as interest expense. The amortization of debt discount and deferred costs were $3 million, $3 million and $3 million for the years ended 2022, 2021 and 2020, respectively. A portion of depreciation expense is included in research, development and engineering expense.

A reconciliation of our segment information to the corresponding amounts in the Consolidated Statements of Net Income is shown in the table below:

	Years ended December 31,
In millions	2022		2021	2020
TOTAL SEGMENT EBITDA	$4,031		$3,595	$3,032
Intersegment eliminations and other	(232)	(1)	(74)	76
Less:
Interest expense	199		111	100
Depreciation and amortization	781		659	670
INCOME BEFORE INCOME TAXES	2,819		2,751	2,338
Less: Income tax expense	636		587	527
CONSOLIDATED NET INCOME	2,183		2,164	1,811
Less: Net income attributable to noncontrolling interests	32		33	22
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$2,151		$2,131	$1,789

(1)Intersegment eliminations and other included $53 million of costs associated with the planned separation of our filtration business.
A reconciliation of our segment net assets to the corresponding amounts in the Consolidated Balance Sheets is shown in the table below:

	December 31,
In millions	2022	2021
Net assets for operating segments	$14,995	$9,639
Cash, cash equivalents and marketable securities	2,573	3,187
Net liabilities deducted in arriving at net segment assets (1)	11,270	9,486
Pension and OPEB adjustments excluded from net segment assets	832	966
Deferred tax assets not allocated to segments	625	428
Deferred debt costs not allocated to segments	4	4
Total assets	$30,299	$23,710

(1) Liabilities deducted in arriving at net segment assets include certain accounts payable, accrued expenses, long-term liabilities and other items.
See NOTE 3, "REVENUE FROM CONTRACTS WITH CUSTOMERS," for segment net sales by geographic area.
Long-lived assets include property, plant and equipment, net of depreciation, investments and advances to equity investees and other assets, excluding deferred tax assets, refundable taxes and deferred debt expenses. Long-lived segment assets by geographic area were as follows:

	December 31,
In millions	2022	2021
United States	$4,714	$3,978
China	1,052	1,136
India	665	573
United Kingdom	431	384
Mexico	429	195
Netherlands	334	314
Brazil	256	76
Canada	168	163
Other international countries	731	478
Total long-lived assets	$8,780	$7,297

Our largest customer is PACCAR Inc. Worldwide sales to this customer were approximately $4.5 billion, $3.6 billion and $2.9 billion for the years ended December 31, 2022, 2021 and 2020, representing 16 percent, 15 percent and 15 percent, respectively, of our consolidated net sales. No other customer accounted for more than 10 percent of consolidated net sales.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Our evaluation did not include an assessment of disclosure controls and procedures that are subsumed by and did not include an assessment of internal control over financial reporting as it relates to Meritor, Inc. (Meritor), which was acquired on August 3, 2022. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
Except as described below, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2022, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
On August 3, 2022, we completed the acquisition of Meritor. As part of our ongoing integration of the Meritor business, we are continuing to incorporate our controls and procedures into Meritor and to augment our company-wide controls to reflect the risks inherent in an acquisition of this type. As permitted by the SEC staff guidance for newly acquired businesses, our report on our internal control over financial reporting for the year ending December 31, 2022, includes a scope exception that excludes the acquired Meritor business in order for management to have sufficient time to evaluate and implement our internal control structure over the operations of the Meritor business.
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
ITEM 9B.    Other Information
On February 13, 2023, the Talent Management and Compensation Committee (TMCC) of the Company's Board of Directors adopted a Deposit Share Program (Program) under which designated participants, including certain of the Company’s named executive officers, will be eligible to receive matching grants of restricted stock units if they commit newly acquired shares of the Company’s common stock within a designated range to the Program and agree to hold those newly acquired shares for five years. The number of newly acquired shares in the designated range will be based on percentages of the participants’ base salaries approved by the TMCC, divided by the average closing price per share of the Company’s common stock over a 20 trading day period. The shares may be acquired in open market purchases or under certain equity compensation awards.
The matching grants of restricted stock units will cliff vest on the fifth anniversary of the participation deadline if the participant has remained continuously employed and has satisfied the holding requirement for the newly acquired shares.
The purposes of the Program include encouraging long-term retention and continuity and alignment of interests with the Company’s shareholders. The named executive officers who are eligible to participate in the Program include Jennifer W. Rumsey, President and Chief Executive Officer, Mark Smith, Vice President and Chief Financial Officer, and Srikanth Padmanabhan, Vice President and President – Engine Business, with designated ranges for newly acquired shares and matching restricted stock units of 100 percent-200 percent, 65 percent-150 percent and 65 percent-150 percent, respectively, of base salary.
The preceding description is a summary only and is qualified in its entirety by the Program, which is filed as Exhibit 10(y) to this Annual Report on Form 10-K and incorporated herein by reference.
ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to the relevant information under the captions "Corporate Governance" and "Election of Directors" in our 2023 Proxy Statement, which will be filed within 120 days after the end of 2022. Information regarding our executive officers may be found in Part 1 of this annual report under the caption "Information About Our Executive Officers." Except as otherwise specifically incorporated by reference, our Proxy Statement is not deemed to be filed as part of this annual report.
ITEM 11.    Executive Compensation
The information required by Item 11 is incorporated by reference to the relevant information under the caption "Executive Compensation" in our 2023 Proxy Statement, which will be filed within 120 days after the end of 2022.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning our equity compensation plans at December 31, 2022, was as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2,867,675	$145.57	4,539,907

(1) The number is comprised of 2,145,963 stock options, 485,299 performance shares and 236,413 restricted shares. See Note 20, "STOCK INCENTIVE AND STOCK OPTION PLANS," to the Consolidated Financial Statements for a description of how options and shares are awarded.

(2) The weighted-average exercise price relates only to the 2,145,963 stock options. Performance and restricted shares do not have an exercise price and, therefore, are not included in this calculation.

We have no equity compensation plans not approved by security holders.
The remaining information required by Item 12 is incorporated by reference to the relevant information under the caption "Stock Ownership of Directors, Management and Others" in our 2023 Proxy Statement, which will be filed within 120 days after the end of 2022.
ITEM 13.    Certain Relationships, Related Transactions and Director Independence
The information required by Item 13 is incorporated by reference to the relevant information under the captions "Corporate Governance" and "Other Information-Related Party Transactions" in our 2023 Proxy Statement, which will be filed within 120 days after the end of 2022.
ITEM 14.    Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to the relevant information under the caption "Ratification of Independent Public Accountants" in our 2023 Proxy Statement, which will be filed within 120 days after the end of 2022.

PART IV
ITEM 15.    Exhibits and Financial Statement Schedules
(a)The following Consolidated Financial Statements and schedules filed as part of this report can be found in Item 8 "Financial Statements and Supplementary Data":
•Management's Report to Shareholders
•Report of Independent Registered Public Accounting Firm
•Consolidated Statements of Net Income for the years ended December 31, 2022, 2021 and 2020
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020
•Consolidated Balance Sheets at December 31, 2022 and 2021
•Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
•Consolidated Statements of Changes in Redeemable Noncontrolling Interests and Equity for the years ended December 31, 2022, 2021 and 2020
•Notes to the Consolidated Financial Statements
(b)Financial Statement Schedules
Separate financial statement schedules were omitted because such information was inapplicable or was included in the financial statements or notes described above.

(c)The exhibits listed in the following Exhibit Index are filed as part of this Annual Report on Form 10-K.
CUMMINS INC.

Exhibit No.		Description of Exhibit
2	(a)
Agreement and Plan of Merger, dated February 21, 2022, by and among Meritor, Inc., Cummins Inc. and Rose NewCo Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2022 (File No. 001-04949)).

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

10	(q)#	Key Employee Stock Investment Plan (incorporated by reference to Exhibit 10(r) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-04949)).
10	(r)
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

10	(s)
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

10	(u)
Loan Agreement, dated as of July 13, 2022, by and among Cummins Inc., the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as Administrative Agent.(incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Cummins Inc. with the Securities and Exchange Commission on July 19, 2022 (File No. 001-04949)).

10	(v)
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

10	(w)
Credit Agreement, dated as of September 30, 2022, among FILT Red, Inc., Cummins Filtration Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Cummins Inc. with the Securities and Exchange Commission on September 30, 2022 (File No.001-04949)).

10	(x)
Guaranty, dated as of September 30, 2022, by Cummins Inc. in favor of Bank of America, N.A., as administrative agent for the lenders party to the Credit Agreement. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Cummins Inc. with the Securities and Exchange Commission on September 30, 2022 (File No.001-04949)).

10	(y)#	Deposit Share Program, dated as of February 13, 2023 (filed herewith).
21		Subsidiaries of the Registrant (filed herewith).
23		Consent of PricewaterhouseCoopers LLP (filed herewith).
24		Powers of Attorney (filed herewith).
31	(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31	(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32		Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101	.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101	.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101	.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101	.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101	.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________________________
# A management contract or compensatory plan or arrangement.
* Filed with this annual report on Form 10-K are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Net Income for the years ended December 31, 2022, 2021 and 2020, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020, (iii) the Consolidated Balance Sheets for the years ended December 31, 2022 and 2021, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020, (v) the Consolidated Statements of Changes in Redeemable Noncontrolling Interests and Equity for the years ended December 31, 2022, 2021 and 2020 and (vi) Notes to the Consolidated Financial Statements.
ITEM 16.    Form 10-K Summary (optional)
Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUMMINS INC.
By:	/s/ MARK A. SMITH	By:	/s/ LUTHER E. PETERS
	Mark A. Smith Vice President and Chief Financial Officer (Principal Financial Officer)		Luther E. Peters Vice President—Corporate Controller (Principal Accounting Officer)

Date:	February 14, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ JENNIFER RUMSEY	President and Chief Executive Officer (Principal Executive Officer)	February 14, 2023
Jennifer Rumsey
/s/ MARK A. SMITH	Vice President and Chief Financial Officer (Principal Financial Officer)	February 14, 2023
Mark A. Smith
/s/ LUTHER E. PETERS	Vice President—Corporate Controller (Principal Accounting Officer)	February 14, 2023
Luther E. Peters
*		February 14, 2023
N. Thomas Linebarger	Chairman of the Board and Executive Chairman
*		February 14, 2023
Gary L. Belske	Director
*		February 14, 2023
Robert J. Bernhard	Director
*		February 14, 2023
Bruno V. Di Leo Allen	Director
*		February 14, 2023
Stephen B. Dobbs	Director
*		February 14, 2023
Carla A. Harris	Director
*		February 14, 2023
Robert K. Herdman	Director
*		February 14, 2023
Thomas J. Lynch	Director
*		February 14, 2023
William I. Miller	Director
*		February 14, 2023
Georgia R. Nelson	Director
*		February 14, 2023
Kimberly A. Nelson	Director
*		February 14, 2023
Karen H. Quintos	Director

*By:	/s/ MARK A. SMITH
Mark A. Smith Attorney-in-fact