Form 10-Q
period 2023-03-31
CUMMINS INC
filed 2023-05-02
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

As of March 31, 2023, there were 141,561,784 shares of common stock outstanding with a par value of $2.50 per share.

CUMMINS INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION
ITEM 1.  Condensed Consolidated Financial Statements

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(Unaudited)

	Three months ended
	March 31,
In millions, except per share amounts	2023	2022
NET SALES (Notes 1 and 2)	$8,453	$6,385
Cost of sales	6,424	4,853
GROSS MARGIN	2,029	1,532
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	753	615
Research, development and engineering expenses	350	298
Equity, royalty and interest income from investees (Note 4)	119	96
Other operating expense, net	19	111
OPERATING INCOME	1,026	604
Interest expense	87	17
Other income (expense), net	90	(9)
INCOME BEFORE INCOME TAXES	1,029	578
Income tax expense (Note 5)	223	155
CONSOLIDATED NET INCOME	806	423
Less: Net income attributable to noncontrolling interests	16	5
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$790	$418

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
Basic	$5.58	$2.94
Diluted	$5.55	$2.92

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	141.5	142.2
Dilutive effect of stock compensation awards	0.9	0.9
Diluted	142.4	143.1

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended
	March 31,
In millions	2023	2022
CONSOLIDATED NET INCOME	$806	$423
Other comprehensive income (loss), net of tax (Note 13)
Change in pension and other postretirement defined benefit plans	(9)	16
Foreign currency translation adjustments	82	4
Unrealized (loss) gain on derivatives	(3)	28
Total other comprehensive income, net of tax	70	48
COMPREHENSIVE INCOME	876	471
Less: Comprehensive income (loss) attributable to noncontrolling interests	19	(3)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUMMINS INC.	$857	$474

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except par value	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$1,980	$2,101
Marketable securities (Note 6)	459	472
Total cash, cash equivalents and marketable securities	2,439	2,573
Accounts and notes receivable, net	5,834	5,202
Inventories (Note 7)	5,878	5,603
Prepaid expenses and other current assets	1,217	1,073
Total current assets	15,368	14,451
Long-term assets
Property, plant and equipment	10,629	10,507
Accumulated depreciation	(5,039)	(4,986)
Property, plant and equipment, net	5,590	5,521
Investments and advances related to equity method investees	1,860	1,759
Goodwill	2,365	2,343
Other intangible assets, net	2,640	2,687
Pension assets (Note 3)	1,496	1,398
Other assets (Note 8)	2,114	2,140
Total assets	$31,433	$30,299

LIABILITIES
Current liabilities
Accounts payable (principally trade)	$4,636	$4,252
Loans payable (Note 9)	229	210
Commercial paper (Note 9)	2,545	2,574
Current maturities of long-term debt (Note 9)	569	573
Accrued compensation, benefits and retirement costs	510	617
Current portion of accrued product warranty (Note 10)	746	726
Current portion of deferred revenue (Note 2)	1,040	1,004
Other accrued expenses (Note 8)	1,648	1,465
Total current liabilities	11,923	11,421
Long-term liabilities
Long-term debt (Note 9)	4,409	4,498
Deferred revenue (Note 2)	937	844
Other liabilities (Note 8)	3,283	3,311
Total liabilities	$20,552	$20,074

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests (Note 12)	$261	$258

EQUITY
Cummins Inc. shareholders’ equity
Common stock, $2.50 par value, 500 shares authorized, 222.5 and 222.5 shares issued	$2,230	$2,243
Retained earnings	18,605	18,037
Treasury stock, at cost, 80.9 and 81.2 shares	(9,389)	(9,415)
Accumulated other comprehensive loss (Note 13)	(1,823)	(1,890)
Total Cummins Inc. shareholders’ equity	9,623	8,975
Noncontrolling interests	997	992
Total equity	$10,620	$9,967
Total liabilities, redeemable noncontrolling interests and equity	$31,433	$30,299
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
In millions	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$806	$423
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	246	161
Deferred income taxes	(38)	(66)
Equity in income of investees, net of dividends	(67)	(76)
Pension and OPEB expense (Note 3)	1	9
Pension contributions and OPEB payments (Note 3)	(92)	(43)
Russian suspension costs (Note 15)	—	158
(Gain) loss on corporate owned life insurance	(19)	37
Foreign currency remeasurement and transaction exposure	(11)	(7)
Changes in current assets and liabilities, net of acquisitions
Accounts and notes receivable	(621)	(417)
Inventories	(263)	(289)
Other current assets	(142)	(57)
Accounts payable	381	484
Accrued expenses	151	(251)
Changes in other liabilities	64	70
Other, net	99	28
Net cash provided by operating activities	495	164

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(193)	(104)
Acquisition of a business, net of cash acquired (Note 16)	—	83
Investments in marketable securities—acquisitions	(326)	(197)
Investments in marketable securities—liquidations (Note 6)	345	254
Other, net	(54)	(46)
Net cash used in investing activities	(228)	(10)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	43	14
Net payments of commercial paper	(29)	(2)
Payments on borrowings and finance lease obligations	(142)	(24)
Dividend payments on common stock	(222)	(207)
Repurchases of common stock	—	(311)
Other, net	(13)	33
Net cash used in financing activities	(363)	(497)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(25)	27
Net decrease in cash and cash equivalents	(121)	(316)
Cash and cash equivalents at beginning of year	2,101	2,592
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,980	$2,276
 The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
(Unaudited)

	Three months ended
In millions, except per share amounts	Redeemable Noncontrolling Interests	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2022	$258	$556	$1,687	$18,037	$(9,415)	$(1,890)	$8,975	$992	$9,967
Net income	(8)			790			790	24	814
Other comprehensive income, net of tax (Note 13)						67	67	3	70
Cash dividends on common stock, $1.57 per share				(222)			(222)	—	(222)
Distributions to noncontrolling interests							—	(22)	(22)
Share-based awards			(5)		25		20	—	20
Fair value adjustment of redeemable noncontrolling interests	11		(11)				(11)	—	(11)
Other shareholder transactions			3		1		4	—	4
BALANCE AT MARCH 31, 2023	$261	$556	$1,674	$18,605	$(9,389)	$(1,823)	$9,623	$997	$10,620

BALANCE AT DECEMBER 31, 2021	$366	$556	$1,543	$16,741	$(9,123)	$(1,571)	$8,146	$889	$9,035
Net income	(4)			418			418	9	427
Other comprehensive income (loss), net of tax (Note 13)						56	56	(8)	48
Repurchases of common stock					(311)		(311)	—	(311)
Cash dividends on common stock, $1.45 per share				(207)			(207)	—	(207)
Distributions to noncontrolling interests							—	(14)	(14)
Share-based awards			(9)		18		9	—	9
Fair value adjustment of redeemable noncontrolling interests	30		(30)				(30)	—	(30)
Other shareholder transactions			(7)		4		(3)	17	14
BALANCE AT MARCH 31, 2022	$392	$556	$1,497	$16,952	$(9,412)	$(1,515)	$8,078	$893	$8,971
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
These interim condensed financial statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. Our interim period financial results for the three month periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all required annual disclosures.
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

	Three months ended
	March 31,
	2023	2022
Options excluded	4,833	20,463

Related Party Transactions
In accordance with the provisions of various joint venture agreements, we may purchase products and components from our joint ventures, sell products and components to our joint ventures and our joint ventures may sell products and components to unrelated parties.
The following is a summary of sales to and purchases from nonconsolidated equity investees:

	Three months ended
	March 31,
In millions	2023	2022
Sales to nonconsolidated equity investees	$376	$344
Purchases from nonconsolidated equity investees	704	427

The following is a summary of accounts receivable from and accounts payable to nonconsolidated equity investees:

In millions	March 31, 2023	December 31, 2022	Balance Sheet Location
Accounts receivable from nonconsolidated equity investees	$469	$376	Accounts and notes receivable, net
Accounts payable to nonconsolidated equity investees	370	292	Accounts payable (principally trade)

Supply Chain Financing
We currently have supply chain financing programs with financial intermediaries, which provide certain vendors the option to be paid by financial intermediaries earlier than the due date on the applicable invoice. When a vendor utilizes the program and receives an early payment from a financial intermediary, they take a discount on the invoice. We then pay the financial intermediary the face amount of the invoice on the original due date. The maximum amount that we may have outstanding under the program is $532 million at March 31, 2023. We do not reimburse vendors for any costs they incur for participation in the program, their participation is completely voluntary and there are no assets pledged as security or other forms of guarantees provided for the committed payment to the finance provider or intermediary. As a result, all amounts owed to the financial intermediaries are presented as accounts payable in our Condensed Consolidated Balance Sheets. Amounts due to the financial intermediaries reflected in accounts payable at March 31, 2023 and December 31, 2022, were $253 million and $331 million, respectively.
NOTE 2. REVENUE FROM CONTRACTS WITH CUSTOMERS
Long-term Contracts
The majority of our contracts are for a period of less than one year. We have certain long-term maintenance agreements, construction contracts and extended warranty coverage arrangements that span a period in excess of one year. The aggregate amount of the transaction price for long-term maintenance agreements and construction contracts allocated to performance obligations that were not satisfied as of March 31, 2023, was $649 million. We expect to recognize the related revenue of $126 million over the next 12 months and $523 million over periods up to 10 years. See NOTE 10, "PRODUCT WARRANTY LIABILITY," for additional disclosures on extended warranty coverage arrangements. Our other contracts generally are for a duration of less than one year, include payment terms that correspond to the timing of costs incurred when providing goods and services to our customers or represent sales-based royalties.
Deferred and Unbilled Revenue
The following is a summary of our unbilled and deferred revenue and related activity:

In millions	March 31, 2023	December 31, 2022
Unbilled revenue	$332	$257
Deferred revenue	1,977	1,848

We recognized revenue of $206 million for the three months ended March 31, 2023, compared with $240 million for the comparable period in 2022, that was included in the deferred revenue balance at the beginning of each year. We did not record any impairment losses on our unbilled revenues during the three months ended March 31, 2023 or March 31, 2022.

Disaggregation of Revenue
Consolidated Revenue
The table below presents our consolidated sales by geographic area. Net sales attributed to geographic areas were based on the location of the customer.

	Three months ended
	March 31,
In millions	2023	2022
United States	$4,802	$3,457
China	790	653
India	411	309
Other international	2,450	1,966
Total net sales	$8,453	$6,385
Segment Revenue
As previously announced, our Components segment reorganized its reporting structure to carve out the electronics business into the newly formed software and electronics business and combined the turbo technologies and fuels systems businesses into the newly formed engine components business. We started reporting results for the reorganized business in the first quarter of 2023 and reflected these changes for prior periods.
Components segment external sales by business were as follows:

	Three months ended
	March 31,
In millions	2023	2022
Axles and brakes	$1,272	$—
Emission solutions	939	808
Filtration	342	308
Engine components	292	240
Automated transmissions	178	134
Software and electronics	20	27
Total sales	$3,043	$1,517

Engine segment external sales by market were as follows:

	Three months ended
	March 31,
In millions	2023	2022
Heavy-duty truck	$860	$684
Medium-duty truck and bus	617	591
Light-duty automotive	441	487
Total on-highway	1,918	1,762
Off-highway	334	287
Total sales	$2,252	$2,049

As previously announced, due to the indefinite suspension of operations in Russia, we reorganized the regional management structure of our Distribution segment and moved all Commonwealth of Independent States (CIS) sales into the Europe and Africa and Middle East regions. The Russian portion of prior period CIS sales moved to the Europe region. We started to report results for our new regional management structure in the first quarter of 2023 and reflected these changes for historical periods.
Distribution segment external sales by region were as follows:

	Three months ended
	March 31,
In millions	2023	2022
North America	$1,693	$1,371
Asia Pacific	239	244
Europe	194	275
China	101	82
Africa and Middle East	62	50
India	57	48
Latin America	53	41
Total sales	$2,399	$2,111
Distribution segment external sales by product line were as follows:

	Three months ended
	March 31,
In millions	2023	2022
Parts	$1,052	$926
Power generation	491	398
Engines	456	438
Service	400	349
Total sales	$2,399	$2,111

Power Systems segment external sales by product line were as follows:

	Three months ended
	March 31,
In millions	2023	2022
Power generation	$380	$399
Industrial	189	188
Generator technologies	110	96
Total sales	$679	$683

NOTE 3. PENSIONS AND OTHER POSTRETIREMENT BENEFITS
We sponsor funded and unfunded domestic and foreign defined benefit pension and other postretirement benefit (OPEB) plans. Contributions to these plans were as follows:

	Three months ended
	March 31,
In millions	2023	2022
Defined benefit pension contributions	$88	$33
OPEB payments, net	4	10
Defined contribution pension plans	43	36

We anticipate making additional defined benefit pension contributions during the remainder of 2023 of $20 million for our U.S. and U.K. qualified and non-qualified pension plans. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2023 annual net periodic pension cost to be near zero.
The components of net periodic pension and OPEB expense (income) under our plans were as follows:

	Pension
	U.S. Plans		U.K. Plans		OPEB
	Three months ended March 31,
In millions	2023	2022	2023	2022	2023	2022
Service cost	$29	$34	$4	$8	$—	$—
Interest cost	42	22	17	9	2	1
Expected return on plan assets	(69)	(52)	(25)	(20)	—	—
Recognized net actuarial loss (gain)	2	6	—	1	(1)	—
Net periodic benefit expense (income)	$4	$10	$(4)	$(2)	$1	$1

NOTE 4. EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES
Equity, royalty and interest income from investees included in our Condensed Consolidated Statements of Net Income for the reporting period was as follows:

	Three months ended
	March 31,
In millions	2023	2022
Manufacturing entities
Dongfeng Cummins Engine Company, Ltd.	$19	$16
Beijing Foton Cummins Engine Co., Ltd.	16	14
Chongqing Cummins Engine Company, Ltd.	9	9
Tata Cummins, Ltd.	8	9
All other manufacturers	19	(10)	(1)
Distribution entities
Komatsu Cummins Chile, Ltda.	14	7
All other distributors	3	2
Cummins share of net income	88	47
Royalty and interest income	31	49
Equity, royalty and interest income from investees	$119	$96

(1) Includes a $28 million impairment of our joint venture with KAMAZ and $3 million of royalty charges as part of our costs associated with the suspension of our Russian operations. See NOTE 15, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.

NOTE 5. INCOME TAXES
Our effective tax rates for the three months ended March 31, 2023 and 2022, were 21.7 percent and 26.8 percent, respectively.
The three months ended March 31, 2023, contained favorable discrete tax items of $3 million, primarily due to share-based compensation tax benefits.
The three months ended March 31, 2022, contained unfavorable discrete items of $31 million, primarily due to $18 million of unfavorable changes associated with the indefinite suspension of Russian operations, $9 million of net unfavorable changes in tax reserves and $4 million of net unfavorable other discrete tax items.
NOTE 6. MARKETABLE SECURITIES
A summary of marketable securities, all of which were classified as current, was as follows:

	March 31, 2023			December 31, 2022
In millions	Cost	Gross unrealized gains/(losses)(1)	Estimated fair value	Cost	Gross unrealized gains/(losses)(1)	Estimated fair value
Equity securities
Certificates of deposit	$226	$—	$226	$209	$—	$209
Debt mutual funds	206	(4)	202	238	(5)	233
Equity mutual funds	31	(2)	29	25	3	28
Debt securities	1	1	2	2	—	2
Marketable securities	$464	$(5)	$459	$474	$(2)	$472

(1) Unrealized gains and losses for debt securities are recorded in other comprehensive income while unrealized gains and losses for equity securities are recorded in our Condensed Consolidated Statements of Net Income.

All debt securities are classified as available-for-sale. All marketable securities presented use a Level 2 fair value measure. The fair value of Level 2 securities is estimated using actively quoted prices for similar instruments from brokers and observable inputs where available, including market transactions and third-party pricing services, or net asset values provided to investors. We do not currently have any Level 3 securities, and there were no transfers between Level 2 or 3 during the three months ended March 31, 2023, or the year ended December 31, 2022.

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

The proceeds from sales and maturities of marketable securities were as follows:

	Three months ended
	March 31,
In millions	2023	2022
Proceeds from sales of marketable securities	$276	$195
Proceeds from maturities of marketable securities	69	59
Investments in marketable securities - liquidations	$345	$254
NOTE 7. INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Inventories included the following:

In millions	March 31, 2023	December 31, 2022
Finished products	$3,089	$2,917
Work-in-process and raw materials	3,019	2,926
Inventories at FIFO cost	6,108	5,843
Excess of FIFO over LIFO	(230)	(240)
Inventories	$5,878	$5,603
NOTE 8. SUPPLEMENTAL BALANCE SHEET DATA
Other assets included the following:

In millions	March 31, 2023	December 31, 2022
Deferred income taxes	$688	$625
Operating lease assets	489	492
Corporate owned life insurance	409	390
Other	528	633
Other assets	$2,114	$2,140

Other accrued expenses included the following:

In millions	March 31, 2023	December 31, 2022
Income taxes payable	$341	$173
Marketing accruals	339	316
Other taxes payable	226	224
Current portion of operating lease liabilities	133	132
Other	609	620
Other accrued expenses	$1,648	$1,465

Other liabilities included the following:

In millions	March 31, 2023	December 31, 2022
Accrued product warranty	$753	$744
Deferred income taxes	662	649
Pensions	442	445
Operating lease liabilities	364	368
Long-term income taxes	192	192
Accrued compensation	172	184
Other postretirement benefits	138	141
Mark-to-market valuation on interest rate derivatives	118	151
Other long-term liabilities	442	437
Other liabilities	$3,283	$3,311
NOTE 9. DEBT
Loans Payable and Commercial Paper
Loans payable, commercial paper and the related weighted-average interest rates were as follows:

In millions	March 31, 2023	December 31, 2022
Loans payable (1)	$229	$210
Commercial paper (2)	2,545	2,574

(1) Loans payable consist primarily of notes payable to various domestic and international financial institutions. It is not practicable to aggregate these notes and calculate a quarterly weighted-average interest rate.

(2) The weighted-average interest rate, inclusive of all brokerage fees, was 4.82 percent and 4.27 percent at March 31, 2023 and December 31, 2022, respectively.

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
Revolving Credit Facilities
We have access to committed credit facilities totaling $4.0 billion, including the $1.5 billion 364-day facility that expires August 16, 2023, $500 million incremental 364-day facility that expires August 16, 2023, and our $2.0 billion five-year facility that expires on August 18, 2026. We intend to maintain credit facilities at the current or higher aggregate amounts by renewing or replacing these facilities at or before expiration. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. There were no outstanding borrowings under these facilities at March 31, 2023 and December 31, 2022. At March 31, 2023, the $2.5 billion of outstanding commercial paper effectively reduced the $4.0 billion of revolving credit capacity to $1.5 billion.
At March 31, 2023, we also had an additional $215 million available for borrowings under our international and other domestic credit facilities.

Long-term Debt
A summary of long-term debt was as follows:

In millions	Interest Rate	March 31, 2023	December 31, 2022
Long-term debt
Senior notes, due 2023(1)	3.65%	$500	$500
Term loan, due 2025(2)	Variable	1,450	1,550
Senior notes, due 2025(3)	0.75%	500	500
Debentures, due 2027	6.75%	58	58
Debentures, due 2028	7.125%	250	250
Senior notes, due 2030(3)	1.50%	850	850
Senior notes, due 2043	4.875%	500	500
Senior notes, due 2050	2.60%	650	650
Debentures, due 2098(4)	5.65%	165	165
Other debt		109	121
Unamortized discount and deferred issuance costs		(63)	(64)
Fair value adjustments due to hedge on indebtedness		(102)	(122)
Finance leases		111	113
Total long-term debt		4,978	5,071
Less: Current maturities of long-term debt		569	573
Long-term debt		$4,409	$4,498

(1) Senior notes, due 2023, are classified as current maturities of long-term debt.
(2) During the first quarter of 2023, we paid down $100 million of the term loan.
(3) In 2021, we entered into a series of interest rate swaps to effectively convert from a fixed rate to floating rate. See "Interest Rate Risk" in NOTE 14, "DERIVATIVES," to our Condensed Consolidated Financial Statements for additional information.

(4) The effective interest rate is 7.48 percent.

Principal payments required on long-term debt during the next five years are as follows:

In millions	2023	2024	2025	2026	2027
Principal payments	$559	$46	$1,962	$56	$65

Fair Value of Debt
Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair values and carrying values of total debt, including current maturities, were as follows:

In millions	March 31, 2023	December 31, 2022
Fair value of total debt (1)	$7,386	$7,400
Carrying value of total debt	7,752	7,855

(1) The fair value of debt is derived from Level 2 input measures.

Filtration Contingent Debt Agreement
On February 15, 2023, certain of our subsidiaries entered into an amendment to the $1.0 billion credit agreement (Credit Agreement), consisting of a $400 million revolving credit facility and a $600 million term loan facility (Facilities), in anticipation of the separation of our filtration business, which extended the date on which the Credit Agreement terminates from March 30, 2023 to June 30, 2023. Borrowings under the Credit Agreement will not become available under the Credit Agreement unless and until, among other things, there is a sale to the public of shares in our subsidiary that holds the filtration business (Parent Borrower). The Credit Agreement will automatically terminate if no such public sale of shares of Parent Borrower occurs on or prior to June 30, 2023. Borrowings under the Credit Agreement would be available to Parent Borrower and one or more of its subsidiaries (Borrower). If borrowings become available under the Credit Agreement, the Facilities would mature on September 30, 2027.
Borrowings under the Credit Agreement would bear interest at varying rates, depending on the type of loan and, in some cases, the rates of designated benchmarks and the applicable Borrower’s election. Generally, U.S. dollar-denominated loans would bear interest at adjusted term Secured Overnight Financing Rate (SOFR) (which includes a 0.10 percent credit spread adjustment to term SOFR) for the applicable interest period plus a rate ranging from 1.125 percent to 1.75 percent depending on Parent Borrower's net leverage ratio.
NOTE 10. PRODUCT WARRANTY LIABILITY
A tabular reconciliation of the product warranty liability, including the deferred revenue related to our extended warranty coverage and accrued product campaigns, was as follows:

	Three months ended
	March 31,
In millions	2023	2022
Balance, beginning of year	$2,477	$2,425
Provision for base warranties issued	146	123
Deferred revenue on extended warranty contracts sold	102	70
Provision for product campaigns issued	6	42
Payments made during period	(143)	(132)
Amortization of deferred revenue on extended warranty contracts	(75)	(73)
Changes in estimates for pre-existing product warranties and campaigns	10	(26)
Acquisition(1)	—	95
Foreign currency translation adjustments and other	7	(1)
Balance, end of period	$2,530	$2,523

(1) See NOTE 16, "ACQUISITION," to our Condensed Consolidated Financial Statements for additional information.

We recognized supplier recoveries of $10 million for the three months ended March 31, 2023, compared with $13 million for the comparable period in 2022.

Warranty related deferred revenues and warranty liabilities on our Condensed Consolidated Balance Sheets were as follows:

In millions	March 31, 2023	December 31, 2022	Balance Sheet Location
Deferred revenue related to extended coverage programs
Current portion	$289	$290	Current portion of deferred revenue
Long-term portion	742	717	Deferred revenue
Total	$1,031	$1,007

Product warranty
Current portion	$746	$726	Current portion of accrued product warranty
Long-term portion	753	744	Other liabilities
Total	$1,499	$1,470

Total warranty accrual	$2,530	$2,477

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
On June 28, 2022, KAMAZ Publicly Traded Company (KAMAZ) was designated to the List of Specially Designated Nationals and Blocked Persons by the U.S. Department of the Treasury’s Office of Foreign Assets Control. We filed blocked property reports for relevant assets and are seeking relevant authorizations to extricate ourselves from our relationship with KAMAZ and its subsidiaries, including our unconsolidated joint venture with KAMAZ, in compliance with U.S. law.
On April 29, 2019, we announced that we were conducting a formal internal review of our emissions certification process and compliance with emission standards for our pick-up truck applications, following conversations with the Environmental Protection Agency (EPA) and California Air Resources Board (CARB) regarding certification of our engines in model year 2019 RAM 2500 and 3500 trucks. This review is being conducted with external advisors as we strive to ensure the certification and compliance processes for all of our pick-up truck applications are consistent with our internal policies, engineering standards and applicable laws. During conversations with the EPA and CARB about the effectiveness of our pick-up truck applications, the regulators raised concerns that certain aspects of our emissions systems may reduce the effectiveness of our emissions control systems and thereby act as defeat devices. As a result, our internal review focuses, in part, on the regulators’ concerns. We are working closely with the regulators to enhance our emissions systems to improve the effectiveness of all of our pick-up truck applications and to fully address the regulators’ requirements. Based on discussions with the regulators, we have developed a new calibration for the engines in model year 2019 RAM 2500 and 3500 trucks that has been included in all engines shipped since September 2019. During our ongoing discussions, the regulators turned their attention to other model years and other engines, most notably our pick-up truck applications for RAM 2500 and 3500 trucks for model years 2013 through 2018 and Titan trucks for model years 2016 through 2019. Most recently, the regulators have also raised concerns regarding the completeness of our disclosures in our certification applications for RAM 2500 and 3500 trucks for model years 2013 through 2023. We have also been in communication with Environmental and Climate Change Canada regarding similar issues relating to some of these very same platforms. In connection with these and other ongoing discussions with the EPA and CARB, we are developing a new software calibration and will recall model years 2013 through 2018 RAM 2500 and 3500 trucks. We accrued $30 million for the RAM recall during the first quarter of 2022, an amount that reflected our current estimate of the cost of that recall. We are also developing a new software calibration and hardware fix and will recall model years 2016 through 2019 Titan trucks. We accrued $29 million for the Titan recall during the third quarter of 2022, an amount that reflected our current estimate of the cost of that recall.
We will continue to work together closely with the relevant regulators to develop and implement recommendations for improvements and seek to reach further resolutions as part of our ongoing commitment to compliance. Based upon our discussions to date with the regulators which are continuing, such resolutions may involve our agreeing to one or more consent decrees and paying civil penalties. Due to the presence of many unknown facts and circumstances, we are not yet able to estimate any further financial impact of these matters. The consequences resulting from our formal review and these regulatory processes likely will have a material adverse impact on our results of operations and cash flows, however we cannot yet reasonably estimate a loss or range of loss.
Guarantees and Commitments
Periodically, we enter into guarantee arrangements, including guarantees of non-U.S. distributor financings, residual value guarantees on equipment under operating leases and other miscellaneous guarantees of joint ventures or third-party obligations. At March 31, 2023, the maximum potential loss related to these guarantees was $42 million.
We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. At March 31, 2023, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $161 million. These arrangements enable us to secure supplies of critical components and IT services. We do not currently anticipate paying any penalties under these contracts.
We enter into physical forward contracts with suppliers of platinum and palladium to purchase certain volumes of the commodities at contractually stated prices for various periods, which generally fall within two years. At March 31, 2023, the total commitments under these contracts were $38 million. These arrangements enable us to guarantee the prices of these commodities, which otherwise are subject to market volatility.
We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance. These performance bonds and other performance-related guarantees were $126 million at March 31, 2023.
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
NOTE 12. REDEEMABLE NONCONTROLLING INTERESTS
A 19 percent minority shareholder in one of our businesses, Hydrogenics Corporation (Hydrogenics), has, among other rights and subject to related obligations and restrictive covenants, rights that are exercisable between September 2022 and September 2026 to require us to (1) purchase such shareholder's shares (put option) at an amount up to the fair market value (calculated pursuant to a process outlined in the shareholders' agreement) and (2) sell to such shareholder Hydrogenics' electrolyzer business at an amount up to the fair market value of the electrolyzer business (calculated pursuant to a process outlined in the shareholders’ agreement). We recorded the estimated fair value of the put option as redeemable noncontrolling interests in our Condensed Consolidated Financial Statements with an offset to additional paid-in capital. The redeemable noncontrolling interest balance was $261 million and $258 million at March 31, 2023 and December 31, 2022, respectively.

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS
Following are the changes in accumulated other comprehensive income (loss) by component for the three months ended:

In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at December 31, 2022	$(427)	$(1,552)	$89	$(1,890)
Other comprehensive income (loss) before reclassifications
Before-tax amount	(13)	75	(3)	59	$3	$62
Tax benefit	2	4	1	7	—	7
After-tax amount	(11)	79	(2)	66	3	69
Amounts reclassified from accumulated other comprehensive income (loss)(1)	2	—	(1)	1	—	1
Net current period other comprehensive (loss) income	(9)	79	(3)	67	$3	$70
Balance at March 31, 2023	$(436)	$(1,473)	$86	$(1,823)

Balance at December 31, 2021	$(346)	$(1,208)	$(17)	$(1,571)
Other comprehensive income (loss) before reclassifications
Before-tax amount	14	11	36	61	$(8)	$53
Tax (expense) benefit	(4)	1	(7)	(10)	—	(10)
After-tax amount	10	12	29	51	(8)	43
Amounts reclassified from accumulated other comprehensive income (loss)(1)	6	—	(1)	5	—	5
Net current period other comprehensive income (loss)	16	12	28	56	$(8)	$48
Balance at March 31, 2022	$(330)	$(1,196)	$11	$(1,515)

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
Foreign Currency Exchange Rate Risk
We had foreign currency forward contracts with notional amounts of $4.4 billion and $3.6 billion at March 31, 2023 and December 31, 2022, respectively. The following currencies comprise 86 percent and 88 percent of outstanding foreign currency forward contracts at March 31, 2023 and December 31, 2022, respectively: British pound, Chinese renminbi, Euro, Canadian dollar and Australian dollar.
We are further exposed to foreign currency exchange risk as many of our subsidiaries are subject to fluctuations as the functional currencies of the underlying entities are not our U.S. dollar reporting currency. To help minimize movements for certain investments, in the third quarter of 2022 we began entering into foreign exchange forwards designated as net investment hedges for certain of our investments. Under the current terms of our foreign exchange forwards, we agreed with third parties to sell British pound in exchange for U.S. dollar currency at a specified rate at the maturity of the contract. The notional amount of these hedges at March 31, 2023, was $724 million.
The following table summarizes the net investment hedge activity in AOCL:

	Three months ended
	March 31,
In millions	2023
Type of Derivative	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Earnings
Foreign exchange forwards	$(15)	$—

Interest Rate Risk
In 2021, we entered into a series of interest rate swaps to effectively convert our $500 million senior notes, due in 2025, from a fixed rate of 0.75 percent to a floating rate equal to the three-month LIBOR plus a spread. We also entered into a series of interest rate swaps to effectively convert $765 million of our $850 million senior notes, due in 2030, from a fixed rate of 1.50 percent to a floating rate equal to the three-month LIBOR plus a spread. We designated the swaps as fair value hedges. The gain or loss on these derivative instruments, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current income as interest expense. The net swap settlements that accrue each period are also reported in the Condensed Consolidated Financial Statements as interest expense. In March 2023, we settled a portion of our 2021 interest rate swaps with a notional amount of $100 million. The $7 million loss on settlement will be amortized over the remaining term of the related debt.
The following table summarizes the gains and losses:

	Three months ended
	March 31,
In millions	2023		2022
Type of Swap	Gain (Loss) on Swaps	Gain (Loss) on Borrowings	Gain (Loss) on Swaps	Gain (Loss) on Borrowings
Interest rate swaps(1)	$27	$(22)	$(72)	$80

(1) The difference between the gain (loss) on swaps and borrowings represents hedge ineffectiveness.

In 2019, we entered into $350 million of interest rate lock agreements, and in 2020 we entered into an additional $150 million of lock agreements to reduce the variability of the cash flows of the interest payments on a total of $500 million of fixed rate debt forecast to be issued in 2023 to replace our senior notes at maturity. The terms of the rate locks mirror the time period of the expected fixed rate debt issuance and the expected timing of interest payments on that debt. The gains and losses on these derivative instruments are initially recorded in other comprehensive income and will be released to earnings in interest expense in future periods to reflect the difference in (1) the fixed rates economically locked in at the inception of the hedge and (2) the actual fixed rates established in the debt instrument at issuance. In December 2022, we settled certain rate lock agreements with notional amounts totaling $150 million for $49 million. In February 2023, we settled certain rate lock agreements with notional amounts totaling $100 million for $34 million. The $83 million of gains on settlements will remain in other comprehensive income and will be amortized over the term of the anticipated new debt as discussed above.
The following table summarizes the interest rate lock activity in AOCL:

	Three months ended
	March 31,
In millions	2023		2022
Type of Swap	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Interest Expense	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Interest Expense
Interest rate locks	$(9)	$—	$39	$—

Cash Flow Hedging
The following table summarizes the effect on our Condensed Consolidated Statements of Net Income for derivative instruments classified as cash flow hedges. The table does not include amounts related to ineffectiveness as it was not material for the periods presented.

	Three months ended
	March 31,
In millions	2023	2022
Gain reclassified from AOCL into income - Net sales(1)	$1	$3
Loss reclassified from AOCL into income - Cost of sales(1)(2)	—	(2)

(1) Includes foreign currency forward contracts.
(2) Includes commodity swap contracts.

Derivatives Not Designated as Hedging Instruments
The following table summarizes the effect on our Condensed Consolidated Statements of Net Income for derivative instruments not classified as cash flow hedges:

	Three months ended
	March 31,
In millions	2023	2022
Loss recognized in income - Cost of sales(1)	$(2)	$(1)
Gain recognized in income - Other income (expense), net(1)	27	8

(1) Includes foreign currency forward contracts.

Fair Value Amount and Location of Derivative Instruments
The following table summarizes the location and fair value of derivative instruments on our Condensed Consolidated Balance Sheets:

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
In millions	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Notional amount	$2,898	$3,051	$3,688	$2,900

Derivative assets
Prepaid expenses and other current assets	$16	$18	$7	$27
Other assets	35	80	—	—
Total derivative assets(1)	$51	$98	$7	$27

Derivative liabilities
Other accrued expenses	$22	$19	$2	$3
Other liabilities	118	151	—	—
Total derivative liabilities(1)	$140	$170	$2	$3

(1) Estimates of the fair value of all derivative assets and liabilities above are derived from Level 2 inputs, which are estimated using actively quoted prices for similar instruments from brokers and observable inputs where available, including market transactions and third-party pricing services, or net asset values provided to investors. We do not currently have any Level 3 input measures and there were no transfers into or out of Level 2 or 3 during the three months ended March 31, 2023, or the year ended December 31, 2022.

We elected to present our derivative contracts on a gross basis in our Condensed Consolidated Balance Sheets. Had we chosen to present on a net basis, we would have derivatives in a net asset position of $29 million and $52 million and derivatives in a net liability position of $113 million and $100 million at March 31, 2023 and December 31, 2022, respectively.
NOTE 15. RUSSIAN OPERATIONS
On March 17, 2022, the Board indefinitely suspended our operations in Russia due to the ongoing conflict in Ukraine. At the time of suspension, our Russian operations included a wholly-owned distributor in Russia, an unconsolidated joint venture with KAMAZ (a Russian truck manufacturer) and direct sales into Russia from our other business segments. As a result of the suspension of operations, we evaluated the recoverability of assets in Russia and assessed other potential liabilities. We experienced and expect to continue to experience an inability to collect customer receivables and may be the subject of litigation as a consequence of our suspension of commercial operations in Russia. The following summarizes the costs associated with the suspension of our Russian operations in our Condensed Consolidated Statements of Net Income:

	Three months ended
In millions	March 31, 2022	Statement of Net Income Location
Inventory write-downs	$59	Cost of sales
Accounts receivable reserves	43	Other operating expense, net
Impairment and other joint venture costs	31	Equity, royalty and interest income from investees
Other	25	Other operating expense, net
Total	$158

For the three month ended March 31, 2023, there were no material additional costs. We will continue to evaluate the situation as conditions evolve and may take additional actions as deemed necessary in future periods.
NOTE 16. ACQUISITION
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
Our reportable operating segments consist of Components, Engine, Distribution, Power Systems and Accelera. This reporting structure is organized according to the products and markets each segment serves. The Components segment sells filtration products, aftertreatment systems, turbochargers, electronics, fuel systems, automated transmissions, axles, drivelines, brakes and suspension systems. The Engine segment produces engines (15 liters and smaller) and associated parts for sale to customers in on-highway and various off-highway markets. Our engines are used in trucks of all sizes, buses and recreational vehicles, as well as in various industrial applications, including construction, agriculture, power generation systems and other off-highway applications. The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets and service parts, as well as performing service and repair activities on our products and maintaining relationships with various OEMs throughout the world. The Power Systems segment is an integrated power provider, which designs, manufactures and sells engines (16 liters and larger) for industrial applications (including mining, oil and gas, marine and rail), standby and prime power generator sets, alternators and other power components. The Accelera segment designs, manufactures, sells and supports hydrogen production solutions as well as electrified power systems with innovative components and subsystems, including battery, fuel cell and electric powertrain technologies. The Accelera segment is currently in the early stages of commercializing these technologies with efforts primarily focused on the development of our electrolyzers for hydrogen production and electrified power systems and related components and subsystems. We continue to serve all our markets as they adopt electrification and alternative power technologies, meeting the needs of our OEM partners and end customers.
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
As previously announced, in March 2023, we rebranded our New Power segment as "Accelera" to better represent our commitment to zero-emission technologies. In addition, we moved our NPROXX joint venture from the Accelera segment to the Engine segment, which adjusted both the equity, royalty and interest income from investees and segment EBITDA line items for the current and prior year. We started to report results for the changes within our operating segments effective January 1, 2023, and reflected these changes in the historical periods presented.

Summarized financial information regarding our reportable operating segments for the three months ended is shown in the table below:

In millions	Components		Engine		Distribution	Power Systems	Accelera	Total Segments
Three months ended March 31, 2023
External sales	$3,043		$2,252		$2,399	$679	$80	$8,453
Intersegment sales	514		734		7	664	5	1,924
Total sales	3,557		2,986		2,406	1,343	85	10,377
Research, development and engineering expenses	91		134		14	63	48	350
Equity, royalty and interest income (loss) from investees	21		65		24	13	(4)	119
Interest income	6		3		7	2	—	18
Segment EBITDA	507	(1)	457		335	219	(94)	1,424
Depreciation and amortization(2)	123		51		28	29	14	245

Three months ended March 31, 2022
External sales	$1,517		$2,049		$2,111	$683	$25	$6,385
Intersegment sales	471		704		6	477	6	1,664
Total sales	1,988		2,753		2,117	1,160	31	8,049
Research, development and engineering expenses	76		109		13	64	36	298
Equity, royalty and interest income (loss) from investees	28		42	(3)	16	11	(1)	96
Interest income	1		4		2	1	—	8
Russian suspension costs(4)	6		32	(5)	100	20	—	158
Segment EBITDA	320		390		110	90	(65)	845
Depreciation and amortization(2)	43		51		28	31	7	160

(1) Includes $12 million of costs associated with the planned separation of our filtration business.
(2) Depreciation and amortization, as shown on a segment basis, excludes the amortization of debt discount and deferred costs included in the Condensed Consolidated Statements of Net Income as interest expense. The amortization of debt discount and deferred costs was $1 million and $1 million for the three months ended March 31, 2023 and March 31, 2022, respectively. A portion of depreciation expense is included in research, development and engineering expenses.

(3) Includes a $28 million impairment of our joint venture with KAMAZ and $3 million of royalty charges as part of our costs associated with the suspension of our Russian operations. See NOTE 15, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.

(4) See NOTE 15, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.
(5) Includes $31 million of Russian suspension costs reflected in the equity, royalty and interest income (loss) from investees line above.

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Net Income is shown in the table below:

	Three months ended
	March 31,
In millions	2023	2022
TOTAL SEGMENT EBITDA	$1,424	$845
Intersegment eliminations and other(1)	(63)	(90)
Less:
Interest expense	87	17
Depreciation and amortization	245	160
INCOME BEFORE INCOME TAXES	$1,029	$578

(1)Intersegment eliminations and other included $6 million and $17 million of costs associated with the planned separation of our filtration business for the three months ended March 31, 2023 and 2022.

NOTE 18. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In September 2022, the Financial Accounting Standards Board issued a standard related to the disclosure of additional information about the use of supplier finance programs. Under the new standard, entities are required to disclose (1) key terms of the programs, (2) the amount outstanding that remains unpaid as of the end of the period, including where amounts are recorded in the balance sheets and (3) an annual rollforward of those obligations, including the amount of obligations confirmed and the amount of obligations subsequently paid. We adopted the new standard on January 1, 2023, on a retrospective basis other than the rollforward, which we currently plan to early adopt on a prospective basis beginning with our 2023 annual financial statements. The adoption did not have a material impact on our financial statements. See "Supply Chain Financing" section in NOTE 1, "NATURE OF OPERATIONS AND BASIS OF PRESENTATION," for additional information.
NOTE 19. SUBSEQUENT EVENT
On April 3, 2023, we purchased all of the equity ownership interest of Teksid Hierro de Mexico, S.A. de C.V. (Teksid MX) and Teksid, Inc. from Stellantis N.V. for approximately €138 million, subject to certain adjustments set forth in the agreement. Teksid MX operates a cast iron foundry located in Monclova, Mexico, which primarily forges blocks and heads used in our and other manufacturers’ engines. Teksid, Inc. facilitates the commercialization of Teksid MX products in North America. Since we are the primary customer of the foundry, the acquisition is not expected to result in material incremental sales to our business. The acquisition will be included in our Engine segment starting in the second quarter of 2023. Due to the timing of the acquisition, the initial purchase accounting is not yet complete and will follow in the second quarter Form 10-Q filing.

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
•climate change, global warming, more stringent climate change regulations, accords, mitigation efforts, greenhouse gas regulations or other legislation designed to address climate change;
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
•the price and availability of energy;
•continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support our future business; and
•other risk factors described in Part II, Item 1A in this quarterly report and our 2022 Form 10-K, Part I, Item 1A, both under the caption "Risk Factors."
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

ORGANIZATION OF INFORMATION
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) was prepared to provide the reader with a view and perspective of our business through the eyes of management and should be read in conjunction with our Management's Discussion and Analysis of Financial Condition and Results of Operations section of our 2022 Form 10-K. Our MD&A is presented in the following sections:
•EXECUTIVE SUMMARY AND FINANCIAL HIGHLIGHTS
•RESULTS OF OPERATIONS
•OPERATING SEGMENT RESULTS
•OUTLOOK
•LIQUIDITY AND CAPITAL RESOURCES
•APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
•RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
EXECUTIVE SUMMARY AND FINANCIAL HIGHLIGHTS
Overview
We are a global power leader that designs, manufactures, distributes and services diesel, natural gas, electric and hybrid powertrains and powertrain-related components including filtration, aftertreatment, turbochargers, fuel systems, controls systems, air handling systems, automated transmissions, axles, drivelines, brakes, suspension systems, electric power generation systems, batteries, electrified power systems, electric powertrains, hydrogen production and fuel cell products. We sell our products to original equipment manufacturers (OEMs), distributors, dealers and other customers worldwide. We have long-standing relationships with many of the leading manufacturers in the markets we serve, including PACCAR Inc, Traton Group, Daimler Trucks North America and Stellantis N.V. We serve our customers through a service network of approximately 460 wholly-owned, joint venture and independent distributor locations and more than 10,000 Cummins certified dealer locations in approximately 190 countries and territories.
As previously announced, beginning in the first quarter of 2023, we realigned certain businesses and regions within our reportable segments to be consistent with how our segment managers monitor the performance of our segments. We reorganized the businesses within our Components segment to carve out the electronics business into the newly formed software and electronics business and combined the turbo technologies and fuel systems businesses into the newly formed engine components business. Our Components segment now consists of the following businesses: axles and brakes, emission solutions, engine components, filtration, automated transmissions and software and electronics. As a result of the indefinite suspension of operations in Russia, we reorganized the regional management structure of our Distribution segment and moved all Commonwealth of Independent States (CIS) sales into the Europe and Africa and Middle East regions. The Russian portion of prior period CIS sales moved to the Europe region. In March 2023, we rebranded our New Power segment as "Accelera" to better represent our commitment to zero-emission technologies. In addition, we moved our NPROXX joint venture from the Accelera segment to the Engine segment, which adjusted both the equity, royalty and interest income from investees and segment EBITDA line items for the current and prior year. We started to report results for the changes within our operating segments effective January 1, 2023, and reflected these changes in the historical periods presented.
Our reportable operating segments consist of Components, Engine, Distribution, Power Systems and Accelera. This reporting structure is organized according to the products and markets each segment serves. The Components segment sells filtration products, aftertreatment systems, turbochargers, electronics, fuel systems, automated transmissions, axles, drivelines, brakes and suspension systems. The Engine segment produces engines (15 liters and smaller) and associated parts for sale to customers in on-highway and various off-highway markets. Our engines are used in trucks of all sizes, buses and recreational vehicles, as well as in various industrial applications, including construction, agriculture, power generation systems and other off-highway applications. The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets and service parts, as well as performing service and repair activities on our products and maintaining relationships with various OEMs throughout the world. The Power Systems segment is an integrated power provider, which designs, manufactures and sells engines (16 liters and larger) for industrial applications (including mining, oil and gas, marine and rail), standby and prime power generator sets, alternators and other power components. The Accelera segment designs, manufactures, sells and supports hydrogen production solutions as well as electrified power systems with innovative components and subsystems, including battery, fuel cell and electric powertrain technologies. The Accelera segment is currently in the early stages of commercializing these technologies with efforts primarily focused on the development of our electrolyzers for hydrogen production and electrified power systems and related components and subsystems. We continue to serve all our markets as they adopt electrification and alternative power technologies, meeting the needs of our OEM partners and end customers.
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
2023 First Quarter Results
A summary of our results is as follows:

	Three months ended
	March 31,
In millions, except per share amounts	2023	2022
Net sales	$8,453	$6,385
Net income attributable to Cummins Inc.	790	418
Earnings per common share attributable to Cummins Inc.
Basic	$5.58	$2.94
Diluted	5.55	2.92

Worldwide revenues increased 32 percent in the three months ended March 31, 2023, compared to the same period in 2022, due to axles and brakes sales in the Components segment of $1.3 billion from the Meritor acquisition and higher demand in all operating segments and most geographic regions, partially offset by decreases in Russia due to the indefinite suspension of our Russian operations. Net sales in the U.S. and Canada improved 39 percent, primarily due to incremental sales of axles and brakes in North America, increased demand in all Distribution product lines and stronger demand in North American heavy-duty and medium-duty truck markets, which positively impacted most Components businesses. International demand (excludes the U.S. and Canada) improved 24 percent, with lower sales in Russia more than offset by higher sales in most other geographic regions. The increase in international sales was principally due to incremental sales of axles and brakes in Western Europe and Latin America. Unfavorable foreign currency fluctuations impacted international sales by 5 percent (primarily the Chinese renminbi, Indian rupee and Euro).

The following table contains sales and EBITDA (defined as earnings or losses before interest expense, income taxes, depreciation and amortization and noncontrolling interests) by operating segment, including adjusted prior year balances for the NPROXX changes noted above, for the three months ended March 31, 2023 and 2022. See NOTE 17, "OPERATING SEGMENTS," to the Condensed Consolidated Financial Statements for additional information and a reconciliation of our segment information to the corresponding amounts in our Condensed Consolidated Statements of Net Income.

	Three months ended March 31,
Operating Segments	2023				2022				Percent change
		Percent				Percent			2023 vs. 2022
In millions	Sales	of Total	EBITDA		Sales	of Total	EBITDA		Sales	EBITDA
Components	3,557	42%	507		1,988	31%	320		79%	58%
Engine	2,986	36%	457		2,753	43%	390		8%	17%
Distribution	2,406	28%	335		2,117	33%	110		14%	NM
Power Systems	1,343	16%	219		1,160	18%	90		16%	NM
Accelera	85	1%	(94)		31	1%	(65)		NM	(45)%
Intersegment eliminations	(1,924)	(23)%	(63)		(1,664)	(26)%	(90)		16%	(30)%
Total	$8,453	100%	$1,361	(1)	$6,385	100%	$755	(2)	32%	80%

"NM" - not meaningful information
(1) EBITDA includes $18 million of costs associated with the planned separation of our filtration business.
(2) EBITDA includes $158 million of costs associated with the suspension of our Russian operations and $17 million of costs associated with the planned separation of our filtration business. See NOTE 15, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.

Net income attributable to Cummins Inc. was $790 million, or $5.55 per diluted share, on sales of $8.5 billion for the three months ended March 31, 2023, versus the comparable prior year period net income attributable to Cummins Inc. of $418 million, or $2.92 per diluted share, on sales of $6.4 billion. The increases in net income attributable to Cummins Inc. and earnings per diluted share were driven by higher net sales and the absence of costs associated with the suspension of our Russian operations, partially offset by increased compensation costs, higher interest expense related to increased floating interest rates and new borrowings and higher amortization of intangible assets resulting from our acquisitions. The increase in gross margin was primarily due to higher volumes (including sales of axles and brakes due to the Meritor acquisition) and favorable pricing, partially offset by higher compensation expenses.
We generated $495 million of cash from operations for the three months ended March 31, 2023, compared to $164 million for the comparable period in 2022. See the section titled "Cash Flows" in the "LIQUIDITY AND CAPITAL RESOURCES" section for a discussion of items impacting cash flows.
Our debt to capital ratio (total capital defined as debt plus equity) at March 31, 2023, was 42.2 percent, compared to 44.1 percent at December 31, 2022. The decrease was primarily due to the increased equity balance from strong first quarter earnings and lower debt balances since December 31, 2022. At March 31, 2023, we had $2.4 billion in cash and marketable securities on hand and access to our $4.0 billion credit facilities, if necessary, to meet acquisition, working capital, investment and funding needs.
On February 15, 2023, certain of our subsidiaries entered into an amendment to the $1.0 billion credit agreement (Credit Agreement), consisting of a $400 million revolving credit facility and a $600 million term loan facility, in anticipation of the separation of our filtration business, which extended the date on which the Credit Agreement terminates from March 30, 2023 to June 30, 2023.
In the first three months of 2023, the investment gain on our U.S. pension trusts was 1.49 percent while our U.K. pension trusts' gain was 0.41 percent. We anticipate making additional defined benefit pension contributions during the remainder of 2023 of $20 million for our U.S. and U.K. qualified and non-qualified pension plans. We expect our 2023 annual net periodic pension cost to be near zero.
On April 3, 2023, we purchased all of the equity ownership interest of Teksid Hierro de Mexico, S.A. de C.V. and Teksid, Inc. from Stellantis N.V. for approximately €138 million, subject to certain adjustments set forth in the agreement. See NOTE 19, "SUBSEQUENT EVENT," to the Condensed Consolidated Financial Statements for additional information.
As of the date of this filing, our credit ratings and outlooks from the credit rating agencies remain unchanged.

RESULTS OF OPERATIONS

	Three months ended		Favorable/
	March 31,		(Unfavorable)
In millions, except per share amounts	2023	2022	Amount	Percent
NET SALES	$8,453	$6,385	$2,068	32%
Cost of sales	6,424	4,853	(1,571)	(32)%
GROSS MARGIN	2,029	1,532	497	32%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	753	615	(138)	(22)%
Research, development and engineering expenses	350	298	(52)	(17)%
Equity, royalty and interest income from investees	119	96	23	24%
Other operating expense, net	19	111	92	83%
OPERATING INCOME	1,026	604	422	70%
Interest expense	87	17	(70)	NM
Other income (expense), net	90	(9)	99	NM
INCOME BEFORE INCOME TAXES	1,029	578	451	78%
Income tax expense	223	155	(68)	(44)%
CONSOLIDATED NET INCOME	806	423	383	91%
Less: Net income attributable to noncontrolling interests	16	5	(11)	NM
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$790	$418	$372	89%
Diluted Earnings Per Common Share Attributable to Cummins Inc.	$5.55	$2.92	$2.63	90%

"NM" - not meaningful information

	Three months ended		Favorable/ (Unfavorable)
	March 31,
Percent of sales	2023	2022	Percentage Points
Gross margin	24.0%	24.0%	—
Selling, general and administrative expenses	8.9%	9.6%	0.7
Research, development and engineering expenses	4.1%	4.7%	0.6

Net Sales
Net sales for the three months ended March 31, 2023, increased by $2.1 billion versus the comparable period in 2022. The primary drivers were as follows:
•Components segment sales increased 79 percent largely due to axles and brakes sales from the Meritor acquisition.
•Distribution segment sales increased 14 percent due to higher demand across all product lines in North America.
•Engine segment sales increased 8 percent principally due to strong heavy-duty truck demand (including higher aftermarket sales) in North America.
•Power Systems segment sales increased 16 percent primarily due to higher demand in power generation markets and industrial oil and gas markets in North America.
These increases were partially offset by unfavorable foreign currency fluctuations of 2 percent of total sales, primarily in the Chinese renminbi, Indian rupee and Euro.
Sales to international markets (excluding the U.S. and Canada), based on location of customers, for the three months ended March 31, 2023, were 39 percent of total net sales compared with 42 percent of total net sales for the comparable period in 2022. A more detailed discussion of sales by segment is presented in the “OPERATING SEGMENT RESULTS” section.

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
Gross Margin
Gross margin increased $497 million for the three months ended March 31, 2023 and remained flat as a percentage of net sales versus the comparable period in 2022. The increase in gross margin was primarily due to higher volumes (including sales of axles and brakes due to the Meritor acquisition) and favorable pricing, partially offset by higher compensation expenses.
The provision for base warranties issued as a percent of sales for the three months ended March 31, 2023, was 1.7 percent compared to 1.9 percent for the comparable period in 2022.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $138 million for the three months ended March 31, 2023, versus the comparable period in 2022, primarily due to higher compensation expenses and higher consulting expenses. Compensation and related expenses include variable compensation, salaries and fringe benefits. Overall, selling, general and administrative expenses as a percentage of net sales decreased to 8.9 percent in the three months ended March 31, 2023, from 9.6 percent in the comparable period in 2022. The decrease in selling, general and administrative expenses as a percentage of net sales was due to net sales increasing at a faster rate than selling, general and administrative expenses.
Research, Development and Engineering Expenses
Research, development and engineering expenses increased $52 million for the three months ended March 31, 2023, versus the comparable period in 2022, primarily due to higher compensation expenses and lower expense recovery. Compensation and related expenses include variable compensation, salaries and fringe benefits. Overall, research, development and engineering expenses as a percentage of net sales decreased to 4.1 percent in the three months ended March 31, 2023, from 4.7 percent in the comparable period in 2022. The decrease in research, development and engineering expenses as a percentage of net sales was due to net sales increasing at a faster rate than research, development and engineering expenses.
Research activities continue to focus on development of new products to meet future emission standards around the world, improvements in fuel economy performance of diesel and natural gas-powered engines and related components as well as development activities around battery electric, fuel cell electric and hydrogen engine solutions.
Equity, Royalty and Interest Income from Investees
Equity, royalty and interest income from investees increased $23 million for the three months ended March 31, 2023, versus the comparable period in 2022, primarily due to the absence of the $28 million impairment of our Russian joint venture with KAMAZ in the first quarter of 2022 and higher earnings at Komatsu Cummins Chile, Ltda., partially offset by lower royalty and interest income from investees. See NOTE 15, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.

Other Operating Expense, Net
Other operating (expense) income, net was as follows:

	Three months ended
	March 31,
In millions	2023	2022
Amortization of intangible assets	$(32)	$(5)
Loss on write-off of assets	(1)	(5)
Russian suspension costs	—	(68)	(1)
Asset impairments and other charges	—	(36)
Other, net	14	3
Total other operating expense, net	$(19)	$(111)

(1) See NOTE 15, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.

Interest Expense
Interest expense increased $70 million for the three months ended March 31, 2023, versus the comparable periods in 2022. The increase was primarily due to the overall increase in floating interest rates, higher short-term borrowings (including commercial paper) and new term loan borrowings.
Other Income (Expense), Net
Other income (expense), net was as follows:

	Three months ended
	March 31,
In millions	2023	2022
Non-service pension and OPEB income	$31	$33
Gain (loss) on corporate owned life insurance	19	(37)
Interest income	18	8
Foreign currency gain (loss), net	12	(12)
Gain (loss) on marketable securities, net	5	(4)
Other, net	5	3
Total other income (expense), net	$90	$(9)

Income Tax Expense
Our effective tax rate for 2023 is expected to approximate 22.0 percent, excluding any discrete items that may arise.
Our effective tax rates for the three months ended March 31, 2023 and 2022, were 21.7 percent and 26.8 percent, respectively.
The three months ended March 31, 2023, contained favorable discrete tax items of $3 million, primarily due to share-based compensation tax benefits.
The three months ended March 31, 2022, contained unfavorable discrete items of $31 million, primarily due to $18 million of unfavorable changes associated with the indefinite suspension of Russian operations, $9 million of net unfavorable changes in tax reserves and $4 million of net unfavorable other discrete tax items.
Noncontrolling Interests
Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities. Noncontrolling interests in income of consolidated subsidiaries for the three months ended March 31, 2023, increased $11 million versus the comparable period in 2022 primarily due to higher earnings at Eaton Cummins Joint Venture and Cummins India Limited.

Comprehensive Income - Foreign Currency Translation Adjustment
The foreign currency translation adjustment was a net gain of $82 million for the three months ended March 31, 2023, compared to a net gain of $4 million for the three months ended March 31, 2022, driven by the following:

	Three months ended
	March 31,
	2023		2022
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly-owned subsidiaries	$73	British pound, Brazilian real, Euro	$16	Brazilian real, partially offset by Indian rupee, British pound, Euro
Equity method investments	6	Brazilian real, Chinese renminbi	(4)	Indian rupee
Consolidated subsidiaries with a noncontrolling interest	3	Indian rupee	(8)	Indian rupee
Total	$82		$4

OPERATING SEGMENT RESULTS
As previously announced, beginning in the first quarter of 2023, we realigned certain businesses and regions within our reportable segments to be consistent with how our segment managers monitor the performance of our segments. We reorganized the businesses within our Components segment to carve out the electronics business into the newly formed software and electronics business and combined the turbo technologies and fuel systems businesses into the newly formed engine components business. Our Components segment now consists of the following businesses: axles and brakes, emission solutions, engine components, filtration, automated transmissions and software and electronics. As a result of the indefinite suspension of operations in Russia, we reorganized the regional management structure of our Distribution segment and moved all Commonwealth of Independent States (CIS) sales into the Europe and Africa and Middle East regions. The Russian portion of prior period CIS sales moved to the Europe region. In March 2023, we rebranded our New Power segment as "Accelera" to better represent our commitment to zero-emission technologies. In addition, we moved our NPROXX joint venture from the Accelera segment to the Engine segment, which adjusted both the equity, royalty and interest income from investees and segment EBITDA line items for the current and prior year. We started to report results for the changes within our operating segments effective January 1, 2023, and reflected these changes in the historical periods presented.
Our reportable operating segments consist of the Components, Engine, Distribution, Power Systems and Accelera segments. This reporting structure is organized according to the products and markets each segment serves. We use segment EBITDA as a primary basis for the CODM to evaluate the performance of each of our reportable operating segments. We believe EBITDA is a useful measure of our operating performance as it assists investors and debt holders in comparing our performance on a consistent basis without regard to financing methods, capital structure, income taxes or depreciation and amortization methods, which can vary significantly depending upon many factors. Segment amounts exclude certain expenses not specifically identifiable to segments. See NOTE 17, "OPERATING SEGMENTS," to the Condensed Consolidated Financial Statements for additional information and a reconciliation of our segment information to the corresponding amounts in our Condensed Consolidated Statements of Net Income.
Following is a discussion of results for each of our operating segments.
Components Segment Results
Financial data for the Components segment was as follows:

	Three months ended				Favorable/
	March 31,				(Unfavorable)
In millions	2023		2022		Amount	Percent
External sales	$3,043		$1,517		$1,526	NM
Intersegment sales	514		471		43	9%
Total sales	3,557		1,988		1,569	79%
Research, development and engineering expenses	91		76		(15)	(20)%
Equity, royalty and interest income from investees	21		28		(7)	(25)%
Interest income	6		1		5	NM
Russian suspension costs	—		6	(1)	6	100%
Segment EBITDA	507	(2)	320		187	58%

					Percentage Points
Segment EBITDA as a percentage of total sales	14.3%		16.1%			(1.8)

"NM" - not meaningful information
(1) See NOTE 15, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.
(2) Includes $12 million of costs associated with the planned separation of our filtration business.

As noted above, the descriptions of the two new businesses are as follows:
•Engine components - We design, manufacture and market turbocharger, valvetrain and fuel system technologies for light-duty, mid-range, heavy-duty and high-horsepower markets across North America, Europe, China and India.
•Software and electronics - We develop, supply and remanufacture control units, specialty sensors, power electronics, actuators and software for on-highway, off-highway and power generation applications. We primarily serve markets in the Americas, China, India and Europe.

Sales for our Components segment by business, including adjusted prior year balances for the changes noted above, were as follows:

	Three months ended		Favorable/
	March 31,		(Unfavorable)
In millions	2023	2022	Amount	Percent
Axles and brakes	$1,272	$—	$1,272	NM
Emission solutions	1,056	910	146	16%
Engine components	581	502	79	16%
Filtration	417	382	35	9%
Automated transmissions	179	134	45	34%
Software and electronics	52	60	(8)	(13)%
Total sales	$3,557	$1,988	$1,569	79%

"NM" - not meaningful information

Sales
Components segment sales for the three months ended March 31, 2023, increased $1.6 billion versus the comparable period in 2022. The following were the primary drivers by business:
•Axles and brakes sales added $1.3 billion in sales due to the Meritor acquisition.
•Emission solutions sales increased $146 million primarily due to stronger demand in North America and China.
•Engine components sales increased $79 million largely due to higher demand in North America and China.
These increases were partially offset by unfavorable foreign currency fluctuations primarily in the Chinese renminbi, Euro and Indian rupee.
Segment EBITDA
Components segment EBITDA for the three months ended March 31, 2023, increased $187 million versus the comparable period in 2022, mainly due to higher volumes (including sales of axles and brakes due to the Meritor acquisition) and favorable pricing, partially offset by higher compensation expenses.

Engine Segment Results
Financial data for the Engine segment was as follows:

	Three months ended			Favorable/
	March 31,			(Unfavorable)
In millions	2023	2022		Amount	Percent
External sales	$2,252	$2,049		$203	10%
Intersegment sales	734	704		30	4%
Total sales	2,986	2,753		233	8%
Research, development and engineering expenses	134	109		(25)	(23)%
Equity, royalty and interest income from investees	65	42	(1)	23	55%
Interest income	3	4		(1)	(25)%
Russian suspension costs	—	32	(2)	32	100%
Segment EBITDA	457	390		67	17%

				Percentage Points
Segment EBITDA as a percentage of total sales	15.3%	14.2%			1.1

(1) Includes a $28 million impairment of our joint venture with KAMAZ and $3 million of royalty charges as part of our costs associated with the suspension of our Russian operations. See NOTE 15, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.

(2) Includes $31 million of Russian suspension costs reflected in the equity, royalty and interest income from investees line above. See NOTE 15, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.

Sales for our Engine segment by market were as follows:

	Three months ended		Favorable/
	March 31,		(Unfavorable)
In millions	2023	2022	Amount	Percent
Heavy-duty truck	$1,114	$908	$206	23%
Medium-duty truck and bus	903	848	55	6%
Light-duty automotive	439	498	(59)	(12)%
Total on-highway	2,456	2,254	202	9%
Off-highway	530	499	31	6%
Total sales	$2,986	$2,753	$233	8%

			Percentage Points
On-highway sales as percentage of total sales	82%	82%		—

Unit shipments by engine classification (including unit shipments to Power Systems and off-highway engine units included in their respective classification) were as follows:

	Three months ended		Favorable/
	March 31,		(Unfavorable)
	2023	2022	Amount	Percent
Heavy-duty	34,700	28,600	6,100	21%
Medium-duty	78,900	72,600	6,300	9%
Light-duty	55,000	66,500	(11,500)	(17)%
Total unit shipments	168,600	167,700	900	1%

Sales
Engine segment sales for the three months ended March 31, 2023, increased $233 million versus the comparable period in 2022. The following were the primary drivers by market:
•Heavy-duty truck sales increased $206 million principally due to stronger demand (including higher aftermarket sales) in North America with higher shipments of 26 percent.
•Medium-duty truck and bus sales increased $55 million mainly due to higher demand (including higher aftermarket sales) especially in North America.
These increases were partially offset by decreased light-duty automotive sales of $59 million primarily due to lower sales to Stellantis and our indefinite suspension of operations in Russia.
Segment EBITDA
Engine segment EBITDA for the three months ended March 31, 2023, increased $67 million versus the comparable period in 2022, primarily due to favorable pricing, the absence of costs related to asset impairments and other charges recorded in the first quarter of 2022 and the absence of costs associated with the suspension of our Russian operations (including impairment of our joint venture with KAMAZ), partially offset by higher compensation expenses, increased materials costs and unfavorable mix. See NOTE 15, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.
Distribution Segment Results
Financial data for the Distribution segment was as follows:

	Three months ended			Favorable/
	March 31,			(Unfavorable)
In millions	2023	2022		Amount	Percent
External sales	$2,399	$2,111		$288	14%
Intersegment sales	7	6		1	17%
Total sales	2,406	2,117		289	14%
Research, development and engineering expenses	14	13		(1)	(8)%
Equity, royalty and interest income from investees	24	16		8	50%
Interest income	7	2		5	NM
Russian suspension costs	—	100	(1)	100	100%
Segment EBITDA	335	110		225	NM

				Percentage Points
Segment EBITDA as a percentage of total sales	13.9%	5.2%			8.7

"NM" - not meaningful information
(1) See NOTE 15, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.
Sales for our Distribution segment by region, including adjusted prior year balances for the changes noted above, were as follows:

	Three months ended		Favorable/
	March 31,		(Unfavorable)
In millions	2023	2022	Amount	Percent
North America	$1,695	$1,367	$328	24%
Asia Pacific	240	246	(6)	(2)%
Europe	195	281	(86)	(31)%
China	102	83	19	23%
Africa and Middle East	62	50	12	24%
India	59	49	10	20%
Latin America	53	41	12	29%
Total sales	$2,406	$2,117	$289	14%

Sales for our Distribution segment by product line were as follows:

	Three months ended		Favorable/
	March 31,		(Unfavorable)
In millions	2023	2022	Amount	Percent
Parts	$1,057	$924	$133	14%
Power generation	492	401	91	23%
Engines	456	441	15	3%
Service	401	351	50	14%
Total sales	$2,406	$2,117	$289	14%

Sales
Distribution segment sales for the three months ended March 31, 2023, increased $289 million versus the comparable period in 2022. The following were the primary drivers by region:
•North American sales increased $328 million due to higher demand across all product lines.
The increase was partially offset by the following:
•Europe sales decreased $86 million as a result of our indefinite suspension of operations in Russia.
•Unfavorable foreign currency fluctuations, primarily in the Chinese renminbi, Canadian dollar, Indian rupee, Australian dollar and Euro.
Segment EBITDA
Distribution segment EBITDA for the three months ended March 31, 2023, increased $225 million versus the comparable period in 2022, primarily due to the absence of costs associated with the suspension of our Russian operations, favorable mix and increased volumes. See NOTE 15, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.
Power Systems Segment Results
Financial data for the Power Systems segment was as follows:

	Three months ended			Favorable/
	March 31,			(Unfavorable)
In millions	2023	2022		Amount	Percent
External sales	$679	$683		$(4)	(1)%
Intersegment sales	664	477		187	39%
Total sales	1,343	1,160		183	16%
Research, development and engineering expenses	63	64		1	2%
Equity, royalty and interest income from investees	13	11		2	18%
Interest income	2	1		1	100%
Russian suspension costs	—	20	(1)	20	100%
Segment EBITDA	219	90		129	NM

				Percentage Points
Segment EBITDA as a percentage of total sales	16.3%	7.8%			8.5

"NM" - not meaningful information
(1) See NOTE 15, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.

Sales for our Power Systems segment by product line were as follows:

	Three months ended		Favorable/
	March 31,		(Unfavorable)
In millions	2023	2022	Amount	Percent
Power generation	$770	$664	$106	16%
Industrial	455	393	62	16%
Generator technologies	118	103	15	15%
Total sales	$1,343	$1,160	$183	16%

Sales
Power Systems segment sales for the three months ended March 31, 2023, increased $183 million versus the comparable period in 2022. The following were the primary drivers by product line:
•Power generation sales increased $106 million primarily due to higher demand in North America, Asia Pacific, Western Europe, Latin America and India, partially offset by weaker demand in China.
•Industrial sales increased $62 million principally due to improved oil and gas market demand in North America.
These increases were partially offset by unfavorable foreign currency fluctuations, primarily in the Indian rupee, Chinese renminbi and British pound.
Segment EBITDA
Power Systems segment EBITDA for the three months ended March 31, 2023, increased $129 million versus the comparable period in 2022, mainly due to favorable pricing, increased volumes, favorable foreign currency fluctuations (principally in the British pound and Indian rupee) and the absence of costs associated with the suspension of our Russian operations, partially offset by higher compensation expenses. See NOTE 15, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.
Accelera Segment Results
Financial data for the Accelera segment was as follows:

	Three months ended		Favorable/
	March 31,		(Unfavorable)
In millions	2023	2022	Amount	Percent
External sales	$80	$25	$55	NM
Intersegment sales	5	6	(1)	(17)%
Total sales	85	31	54	NM
Research, development and engineering expenses	48	36	(12)	(33)%
Equity, royalty and interest loss from investees	(4)	(1)	(3)	NM
Segment EBITDA	(94)	(65)	(29)	(45)%

"NM" - not meaningful information

Accelera segment sales for the three months ended March 31, 2023, increased $54 million versus the comparable period in 2022 principally due to incremental sales of central drive systems, e-axles and accessory systems since the acquisitions of Siemens' Commercial Vehicles Propulsion business and Meritor as well as improved electrified components and fuel cell sales.

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
Business Outlook
Our outlook reflects the following positive trends and challenges to our business that could impact our revenue and earnings potential for the remainder of 2023.
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
•We expect demand for trucks in China to improve from the low demand levels in 2022.
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
•The completion of the Meritor, Inc. acquisition in 2022 impacted our liquidity and resulted in incremental interest expense for debt utilized in funding the transaction and increased amortization of intangible assets, which will negatively impact net income.
•Increasing interest rates could increase borrowing costs and negatively impact net income.
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

Dollars in millions	March 31, 2023	December 31, 2022
Working capital (1)	$3,445	$3,030
Current ratio	1.29	1.27
Accounts and notes receivable, net	$5,834	$5,202
Days' sales in receivables	60	60
Inventories	$5,878	$5,603
Inventory turnover	4.4	4.2
Accounts payable (principally trade)	$4,636	$4,252
Days' payable outstanding	62	60
Total debt	$7,752	$7,855
Total debt as a percent of total capital	42.2%	44.1%

(1) Working capital includes cash and cash equivalents.
Cash Flows
Cash and cash equivalents were impacted as follows:

	Three months ended
	March 31,
In millions	2023	2022	Change
Net cash provided by operating activities	$495	$164	$331
Net cash used in investing activities	(228)	(10)	(218)
Net cash used in financing activities	(363)	(497)	134
Effect of exchange rate changes on cash and cash equivalents	(25)	27	(52)
Net decrease in cash and cash equivalents	$(121)	$(316)	$195

Net cash provided by operating activities increased $331 million for the three months ended March 31, 2023, versus the comparable period in 2022, primarily due to higher net income of $383 million and lower working capital requirement of $36 million, partially offset by the absence of Russian suspension costs in 2023. The lower working capital requirements resulted in a cash outflow of $494 million compared to a cash outflow of $530 million in the comparable period of 2022, mainly due to increased accrued expenses (from higher variable compensation accruals in 2023 and higher variable compensation payments in the first quarter of 2022 for the previous year), partially offset by increased accounts and notes receivable balances and lower accounts payable balances.
Net cash used in investing activities increased $218 million for the three months ended March 31, 2023, versus the comparable period in 2022, primarily due to higher capital expenditures of $89 million and the absence of $83 million of cash acquired from the acquisition of Cummins Westport Inc., net of purchase price, in the first quarter of 2022.
Net cash used in financing activities decreased $134 million for the three months ended March 31, 2023, versus the comparable period in 2022, primarily due to the absence of repurchases of common stock of $311 million, partially offset by higher payments on borrowings and finance lease obligations of $118 million and higher net payments of commercial paper of $27 million.
The effect of exchange rate changes on cash and cash equivalents for the three months ended March 31, 2023, versus the comparable period in 2022, changed $52 million primarily due to unfavorable fluctuations in the British pound.

Sources of Liquidity
We generate significant ongoing cash flow. Cash provided by operations is our principal source of liquidity with $495 million generated in the three months ended March 31, 2023. Our sources of liquidity include:

	March 31, 2023
In millions	Total	U.S.	International	Primary location of international balances
Cash and cash equivalents	$1,980	$658	$1,322	Singapore, China, Belgium, Canada, Australia, Mexico, India
Marketable securities (1)	459	89	370	India
Total	$2,439	$747	$1,692
Available credit capacity
Revolving credit facilities (2)	$1,455
International and other uncommitted domestic credit facilities	$215

(1) The majority of marketable securities could be liquidated into cash within a few days.
(2) The five-year credit facility for $2.0 billion, the 364-day credit facility for $1.5 billion and the $500 million incremental 364-day credit facility, maturing August 2026 and August 2023, respectively, are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. At March 31, 2023, we had $2.5 billion of commercial paper outstanding, which effectively reduced our available capacity under our revolving credit facilities to $1.5 billion.

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
Debt Facilities and Other Sources of Liquidity
We have access to committed credit facilities totaling $4.0 billion, including the $1.5 billion 364-day facility that expires August 16, 2023, $500 million incremental 364-day facility that expires August 16, 2023, and our $2.0 billion five-year facility that expires on August 18, 2026. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. We intend to maintain credit facilities at the current or higher aggregate amounts by renewing or replacing these facilities at or before expiration. There were no outstanding borrowings under these facilities at March 31, 2023.
We can issue up to $4.0 billion of unsecured, short-term promissory notes (commercial paper) pursuant to the Board authorized commercial paper programs. These programs facilitate the private placement of unsecured short-term debt through third-party brokers. We intend to use the net proceeds from the commercial paper borrowings for acquisitions and general corporate purposes. The total combined borrowing capacity under the revolving credit facilities and commercial programs should not exceed $4.0 billion. At March 31, 2023, we had $2.5 billion of commercial paper outstanding, which effectively reduced our available capacity under our revolving credit facilities to $1.5 billion.
In 2021, we entered into a series of interest rate swaps to effectively convert our $500 million senior notes, due in 2025, from a fixed rate of 0.75 percent to a floating rate equal to the three-month LIBOR plus a spread. We also entered into a series of interest rate swaps to effectively convert $765 million of our $850 million senior notes, due in 2030, from a fixed rate of 1.50 percent to a floating rate equal to the three-month LIBOR plus a spread. The swaps were designated and are accounted for as fair value hedges. In March

2023, we settled a portion of our 2021 interest rate swaps with a notional amount of $100 million. The $7 million loss on settlement will be amortized over the remaining term of the related debt.
In 2019 we entered into $350 million of interest rate lock agreements, and in 2020 we entered into an additional $150 million of lock agreements to reduce the variability of the cash flows of the interest payments on a total of $500 million of fixed rate debt forecast to be issued in 2023 to replace our senior notes at maturity. In December 2022, we settled certain rate lock agreements with notional amounts totaling $150 million for $49 million. In February 2023, we settled certain rate lock agreements with notional amounts totaling $100 million for $34 million. The $83 million of gains on settlements will remain in other comprehensive income and will be amortized over the term of the anticipated new debt.
As a well-known seasoned issuer, we filed an automatic shelf registration of an undetermined amount of debt and equity with the Securities and Exchange Commission (SEC) on February 8, 2022. Under this shelf registration we may offer, from time to time, debt securities, common stock, preferred and preference stock, depositary shares, warrants, stock purchase contracts and stock purchase units.
In July 2017, the U.K.'s Financial Conduct Authority, which regulates the LIBOR, announced it intends to phase out LIBOR by the end of 2021. The cessation date for submission and publication of rates for certain tenors of LIBOR has since been extended until mid-2023. Various central bank committees and working groups continue to discuss replacement of benchmark rates, the process for amending existing LIBOR-based contracts and the potential economic impacts of different alternatives. The Alternative Reference Rates Committee has identified the Secured Overnight Financing Rate (SOFR) as its preferred alternative rate for U.S. dollar LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. We have evaluated the potential impact of the replacement of the LIBOR benchmark interest rate including risk management, internal operational readiness and monitoring the Financial Accounting Standards Board standard-setting process to address financial reporting issues that might arise in connection with transition from LIBOR to a new benchmark rate. While we do not believe the change will materially impact us due to our operational and system readiness coupled with relevant contractual fallback language, we continue to evaluate all eventual transition risks. In anticipation of LIBOR's phase out, our revolving credit and term loan agreements incorporate the use of SOFR as a replacement for LIBOR. Our 5-year credit facility maturing August 18, 2026, as amended to date, also incorporates SOFR. Additionally, with respect to our $1.2 billion in LIBOR-based fixed to variable rate swaps maturing in 2025 and 2030, we reviewed and believe our adherence to the 2020 LIBOR fallback protocol will allow for a smooth transition to the designated replacement rate when that transition occurs.
On February 15, 2023, certain of our subsidiaries entered into an amendment to the $1.0 billion credit agreement (Credit Agreement), consisting of a $400 million revolving credit facility and a $600 million term loan facility (Facilities), in anticipation of the separation of our filtration business, which extended the date on which the Credit Agreement terminates from March 30, 2023 to June 30, 2023. Borrowings under the Credit Agreement will not become available under the Credit Agreement unless and until, among other things, there is a sale to the public of shares in our subsidiary that holds the filtration business (Parent Borrower). The Credit Agreement will automatically terminate if no such public sale of shares of Parent Borrower occurs on or prior to June 30, 2023. Borrowings under the Credit Agreement would be available to Parent Borrower and one or more of its subsidiaries (Borrower). If borrowings become available under the Credit Agreement, the Facilities would mature on September 30, 2027.
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
Supply Chain Financing
We currently have supply chain financing programs with financial intermediaries, which provide certain vendors the option to be paid by financial intermediaries earlier than the due date on the applicable invoice. When a vendor utilizes the program and receives an early payment from a financial intermediary, they take a discount on the invoice. We then pay the financial intermediary the face amount of the invoice on the original due date. The maximum amount that we may have outstanding under the program is $532 million. We do not reimburse vendors for any costs they incur for participation in the program, their participation is completely voluntary and there are no assets pledged as security or other forms of guarantees provided for the committed payment to the finance provider or intermediary. As a result, all amounts owed to the financial intermediaries are presented as accounts payable in our Condensed Consolidated Balance Sheets. Amounts due to the financial intermediaries reflected in accounts payable at March 31, 2023, were $253 million.
Uses of Cash
Dividends
We paid dividends of $222 million during the three months ended March 31, 2023.

Capital Expenditures
Capital expenditures for the three months ended March 31, 2023, were $193 million versus $104 million in the comparable period in 2022. We continue to invest in new product lines and targeted capacity expansions. We plan to spend an estimated $1.2 billion to $1.3 billion in 2023 on capital expenditures with over 60 percent of these expenditures expected to be invested in North America.
Current Maturities of Short and Long-Term Debt
We had $2.5 billion of commercial paper outstanding at March 31, 2023, that matures in less than one year. The maturity schedule of our existing long-term debt requires significant cash outflows in 2023 when our 3.65 percent senior notes are due and in 2025 when our term loan and 0.75 percent senior notes are due. Required annual long-term debt principal payments range from $46 million to $2.0 billion over the next five years (including the remainder of 2023). In 2023, we intend to have a greater emphasis on the repayment of debt to maintain our strong credit ratings. See NOTE 9, "DEBT," to the Condensed Consolidated Financial Statements for additional information.
Pensions
Our global pension plans, including our unfunded and non-qualified plans, were 120 percent funded at December 31, 2022. Our U.S. defined benefit plans (qualified and non-qualified), which represented approximately 69 percent of the worldwide pension obligation, were 121 percent funded, and our U.K. defined benefit plans were 119 percent funded at December 31, 2022. The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans. In the first three months of 2023, the investment gain on our U.S. pension trusts was 1.49 percent while our U.K. pension trusts' gain was 0.41 percent. We anticipate making additional defined benefit pension contributions during the remainder of 2023 of $20 million for our U.S. and U.K. qualified and non-qualified pension plans. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2023 annual net periodic pension cost to be near zero.
Stock Repurchases
In December 2021, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the $2.0 billion repurchase plan authorized in 2019. We did not make any repurchases of common stock in the first three months of 2023.
Redeemable Noncontrolling Interests
A 19 percent minority shareholder in one of our businesses, Hydrogenics Corporation (Hydrogenics), has, among other rights and subject to related obligations and restrictive covenants, rights that are exercisable between September 2022 and September 2026 to require us to (1) purchase such shareholder's shares (put option) at an amount up to the fair market value (calculated pursuant to a process outlined in the shareholders' agreement) and (2) sell to such shareholder Hydrogenics' electrolyzer business at an amount up to the fair market value of the electrolyzer business (calculated pursuant to a process outlined in the shareholders’ agreement). We recorded the estimated fair value of the put option as redeemable noncontrolling interests in our Condensed Consolidated Financial Statements with an offset to additional paid-in capital. At March 31, 2023, the redeemable noncontrolling interest balance was $261 million.
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

Management's Assessment of Liquidity
Our financial condition and liquidity remain strong. Our solid balance sheet and credit ratings enable us to have ready access to credit and the capital markets. We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities. We believe our access to capital markets, our existing cash and marketable securities, operating cash flow and revolving credit facilities provide us with the financial flexibility needed to fund repayment of debt obligations, dividend payments, acquisitions, targeted capital expenditures, common stock repurchases, projected pension obligations and working capital through 2023 and beyond. We continue to generate significant cash from operations and maintain access to our revolving credit facilities and commercial paper programs as noted above.
APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
A summary of our significant accounting policies is included in NOTE 1, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” of the Notes to the Consolidated Financial Statements of our 2022 Form 10-K, which discusses accounting policies that we have selected from acceptable alternatives.
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
Critical accounting estimates are defined as follows: the estimate requires management to make assumptions about matters that were highly uncertain at the time the estimate was made; different estimates reasonably could have been used; or if changes in the estimate are reasonably likely to occur from period to period and the change would have a material impact on our financial condition or results of operations. Our senior management has discussed the development and selection of our accounting policies, related accounting estimates and the disclosures set forth below with the Audit Committee of the Board. Our critical accounting estimates disclosed in the Form 10-K address estimating liabilities for warranty programs, fair value of intangible assets, assessing goodwill impairment, accounting for income taxes and pension benefits.
A discussion of our critical accounting estimates may be found in the “Management’s Discussion and Analysis” section of our 2022 Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.” Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first three months of 2023.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
See Note 18, "RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS," in the Notes to Condensed Consolidated Financial Statements for additional information.
ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
A discussion of quantitative and qualitative disclosures about market risk may be found in Item 7A of our 2022 Form 10-K. There have been no material changes in this information since the filing of our 2022 Form 10-K.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.  Legal Proceedings
The matters described under "Legal Proceedings" in NOTE 11, "COMMITMENTS AND CONTINGENCIES," to the Condensed Consolidated Financial Statements are incorporated herein by reference.
ITEM 1A.  Risk Factors
In addition to other information set forth in this report and the risk factor noted below, you should consider other risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition or future results. Other than noted below, there have been no material changes to our risks described in our 2022 Annual Report on Form 10-K or the "CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION" in this Quarterly report. Additional risks and uncertainties not currently known to us or that we currently judge to be immaterial also may materially adversely affect our business, financial condition or operating results.
GOVERNMENT REGULATION
We are conducting a formal internal review of our emission certification process and compliance with emission standards with respect to our pick-up truck applications and are working with the Environmental Protection Agency (EPA) and California Air Resources Board (CARB) to address their questions about these applications. Due to the continuing nature of our formal internal review and on-going discussions with the EPA and CARB, we cannot predict the final results of this formal review and these regulatory processes, nor the extent to which, they likely will have a material adverse impact on the results of operations and cash flows.
We previously announced that we are conducting a formal internal review of our emissions certification process and compliance with emission standards with respect to all of our pick-up truck applications, following conversations with the EPA and CARB regarding certification of our engines for model year 2019 RAM 2500 and 3500 trucks. During conversations with the EPA and CARB about the effectiveness of our pick-up truck applications, the regulators raised concerns that certain aspects of our emissions systems may reduce the effectiveness of our emissions control systems and thereby act as defeat devices. As a result, our internal review focuses, in part, on the regulators’ concerns. We are working closely with the regulators to enhance our emissions systems to improve the effectiveness of all of our pick-up truck applications and to fully address the regulators’ requirements. Based on discussions with the regulators, we have developed a new calibration for the engines in model year 2019 RAM 2500 and 3500 trucks that has been included in all engines shipped since September 2019. During our ongoing discussions, the regulators turned their attention to other model years and other engines, most notably our pick-up truck applications for RAM 2500 and 3500 trucks for model years 2013 through 2018 and Titan trucks for model years 2016 through 2019. Most recently, the regulators have also raised concerns regarding the completeness of our disclosures in our certification applications for RAM 2500 and 3500 trucks for model years 2013 through 2023. We have also been in communication with Environmental and Climate Change Canada regarding similar issues relating to some of these very same platforms. In connection with these and other ongoing discussions with the EPA and CARB, we are developing a new software calibration and will recall model years 2013 through 2018 RAM 2500 and 3500 trucks. We accrued $30 million for the RAM recall during the first quarter of 2022, an amount that reflected our current estimate of the cost of that recall. We are also developing a new software calibration and hardware fix and will recall model years 2016 through 2019 Titan trucks. We accrued $29 million for the Titan recall during the third quarter of 2022, an amount that reflected our current estimate of the cost of that recall.

We will continue to work together closely with the relevant regulators to develop and implement recommendations for improvements and seek to reach further resolutions as part of our ongoing commitment to compliance. Based upon our discussions to date with the regulators which are continuing, such resolutions may involve our agreeing to one or more consent decrees and paying civil penalties. Due to the presence of many unknown facts and circumstances, we are not yet able to estimate any further financial impact of these matters. The consequences resulting from our formal review and these regulatory processes likely will have a material adverse impact on our results of operations and cash flows, however we cannot yet reasonably estimate a loss or range of loss.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following information is provided pursuant to Item 703 of Regulation S-K:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
January 1 - January 31	—	$—	—	$2,218
February 1 - February 28	—	—	—	2,218
March 1 - March 31	—	—	—	2,218
Total	—	—	—

(1) Shares purchased represent shares under the Board authorized share repurchase program.
(2) Shares repurchased under our Key Employee Stock Investment Plan only occur in the event of a participant default, which cannot be predicted, and were excluded from this column.
In December 2021, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the $2.0 billion repurchase plan authorized in 2019. During the three months ended March 31, 2023, we did not make any repurchases of common stock. The dollar value remaining available for future purchases under the 2019 program at March 31, 2023, was $218 million.
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
10(a)
Amendment No. 1 to Credit Agreement, dated as of February 15, 2023, among Atmus Filtration Technologies Inc., Cummins Filtration Inc, the lenders party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Cummins Inc. with the Securities and Exchange Commission on February 15, 2023 (File No. 001-04949)).

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
* Filed with this quarterly report on Form 10-Q are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Net Income for the three months ended March 31, 2023 and March 31, 2022, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and March 31, 2022, (iii) the Condensed Consolidated Balance Sheets at March 31, 2023 and December 31, 2022, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and March 31, 2022, (v) the Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interests and Equity for the three months ended March 31, 2023 and March 31, 2022 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cummins Inc.
Date:	May 2, 2023

	By:	/s/ MARK A. SMITH	By:	/s/ LUTHER E. PETERS
		Mark A. Smith		Luther E. Peters
		Vice President and Chief Financial Officer		Vice President-Controller
		(Principal Financial Officer)		(Principal Accounting Officer)