Form 10-Q
period 2023-06-30
CUMMINS INC
filed 2023-08-03
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

As of June 30, 2023, there were 141,647,129 shares of common stock outstanding with a par value of $2.50 per share.

CUMMINS INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

		Page
	PART I. FINANCIAL INFORMATION
ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Statements of Net Income for the three and six months ended June 30, 2023 and June 30, 2022	3
	Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and June 30, 2022	4
	Condensed Consolidated Balance Sheets at June 30, 2023 and December 31, 2022	5
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and June 30, 2022	6
	Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interests and Equity for the three and six months ended June 30, 2023 and June 30, 2022	7
	Notes to Condensed Consolidated Financial Statements	9
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	55
ITEM 4.	Controls and Procedures	56
	PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	57
ITEM 1A.	Risk Factors	57
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58
ITEM 3.	Defaults Upon Senior Securities	58
ITEM 4.	Mine Safety Disclosures	58
ITEM 5.	Other Information	58
ITEM 6.	Exhibits	59
	Signatures	60

PART I.  FINANCIAL INFORMATION
ITEM 1.  Condensed Consolidated Financial Statements

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
In millions, except per share amounts	2023	2022	2023	2022
NET SALES (Notes 1 and 2)	$8,638	$6,586	$17,091	$12,971
Cost of sales	6,490	4,860	12,914	9,713
GROSS MARGIN	2,148	1,726	4,177	3,258
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	873	622	1,626	1,237
Research, development and engineering expenses	384	299	734	597
Equity, royalty and interest income from investees (Note 4)	133	95	252	191
Other operating expense, net	27	3	46	114
OPERATING INCOME	997	897	2,023	1,501
Interest expense	99	34	186	51
Other income (expense), net	51	(8)	141	(17)
INCOME BEFORE INCOME TAXES	949	855	1,978	1,433
Income tax expense (Note 5)	212	148	435	303
CONSOLIDATED NET INCOME	737	707	1,543	1,130
Less: Net income attributable to noncontrolling interests	17	5	33	10
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$720	$702	$1,510	$1,120

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
Basic	$5.08	$4.97	$10.66	$7.90
Diluted	$5.05	$4.94	$10.60	$7.86

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	141.7	141.2	141.6	141.7
Dilutive effect of stock compensation awards	0.8	0.8	0.9	0.8
Diluted	142.5	142.0	142.5	142.5

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2023	2022	2023	2022
CONSOLIDATED NET INCOME	$737	$707	$1,543	$1,130
Other comprehensive income (loss), net of tax (Note 12)
Change in pension and other postretirement defined benefit plans	2	6	(7)	22
Foreign currency translation adjustments	(110)	(245)	(28)	(241)
Unrealized gain on derivatives	12	43	9	71
Total other comprehensive loss, net of tax	(96)	(196)	(26)	(148)
COMPREHENSIVE INCOME	641	511	1,517	982
Less: Comprehensive income (loss) attributable to noncontrolling interests	15	(10)	34	(13)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUMMINS INC.	$626	$521	$1,483	$995

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except par value	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$1,802	$2,101
Marketable securities (Note 6)	512	472
Total cash, cash equivalents and marketable securities	2,314	2,573
Accounts and notes receivable, net	5,863	5,202
Inventories (Note 7)	6,026	5,603
Prepaid expenses and other current assets	1,207	1,073
Total current assets	15,410	14,451
Long-term assets
Property, plant and equipment	10,922	10,507
Accumulated depreciation	(5,199)	(4,986)
Property, plant and equipment, net	5,723	5,521
Investments and advances related to equity method investees	1,861	1,759
Goodwill	2,404	2,343
Other intangible assets, net	2,584	2,687
Pension assets (Note 3)	1,523	1,398
Other assets (Note 8)	2,230	2,140
Total assets	$31,735	$30,299

LIABILITIES
Current liabilities
Accounts payable (principally trade)	$4,308	$4,252
Loans payable (Note 9)	419	210
Commercial paper (Note 9)	1,617	2,574
Current maturities of long-term debt (Note 9)	575	573
Accrued compensation, benefits and retirement costs	721	617
Current portion of accrued product warranty (Note 10)	751	726
Current portion of deferred revenue (Note 2)	1,017	1,004
Other accrued expenses (Note 8)	1,637	1,465
Total current liabilities	11,045	11,421
Long-term liabilities
Long-term debt (Note 9)	5,089	4,498
Deferred revenue (Note 2)	939	844
Other liabilities (Note 8)	3,306	3,311
Total liabilities	$20,379	$20,074

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests (Note 16)	$—	$258

EQUITY
Cummins Inc. shareholders’ equity
Common stock, $2.50 par value, 500 shares authorized, 222.5 and 222.5 shares issued	$2,532	$2,243
Retained earnings	19,102	18,037
Treasury stock, at cost, 80.9 and 81.2 shares	(9,380)	(9,415)
Accumulated other comprehensive loss (Note 12)	(1,917)	(1,890)
Total Cummins Inc. shareholders’ equity	10,337	8,975
Noncontrolling interests	1,019	992
Total equity	$11,356	$9,967
Total liabilities, redeemable noncontrolling interests and equity	$31,735	$30,299
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
In millions	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$1,543	$1,130
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	503	328
Deferred income taxes	(132)	(112)
Equity in income of investees, net of dividends	(113)	(62)
Pension and OPEB expense (Note 3)	3	17
Pension contributions and OPEB payments (Note 3)	(103)	(55)
Russian suspension costs, net of recoveries (Note 14)	—	111
(Gain) loss on corporate owned life insurance	(20)	85
Foreign currency remeasurement and transaction exposure	(59)	(10)
Changes in current assets and liabilities, net of acquisitions
Accounts and notes receivable	(635)	(252)
Inventories	(403)	(498)
Other current assets	(137)	(65)
Accounts payable	65	426
Accrued expenses	261	(281)
Changes in other liabilities	75	(11)
Other, net	130	12
Net cash provided by operating activities	978	763

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(414)	(251)
Acquisitions of businesses, net of cash acquired (Note 16)	(134)	(245)
Investments in marketable securities—acquisitions	(648)	(433)
Investments in marketable securities—liquidations (Note 6)	620	461
Other, net	(30)	(108)
Net cash used in investing activities	(606)	(576)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	737	56
Net (payments) borrowings of commercial paper	(658)	392
Payments on borrowings and finance lease obligations	(228)	(71)
Dividend payments on common stock	(445)	(411)
Repurchases of common stock	—	(347)
Other, net	(9)	(10)
Net cash used in financing activities	(603)	(391)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(68)	74
Net decrease in cash and cash equivalents	(299)	(130)
Cash and cash equivalents at beginning of year	2,101	2,592
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,802	$2,462
 The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
(Unaudited)

	Three months ended
In millions, except per share amounts	Redeemable Noncontrolling Interests	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT MARCH 31, 2023	$261	$556	$1,674	$18,605	$(9,389)	$(1,823)	$9,623	$997	$10,620
Net income	(12)			720			720	29	749
Other comprehensive loss, net of tax (Note 12)						(94)	(94)	(2)	(96)
Issuance of common stock			2				2	—	2
Cash dividends on common stock, $1.57 per share				(223)			(223)	—	(223)
Distributions to noncontrolling interests							—	(2)	(2)
Share-based awards			1		7		8	—	8
Fair value adjustment of redeemable noncontrolling interests	22		(22)				(22)	—	(22)
Acquisition of redeemable noncontrolling interests (Note 16)	(271)						—	—	—
Sale of Atmus stock (Note 15)			285				285	(3)	282
Other shareholder transactions			36		2		38	—	38
BALANCE AT JUNE 30, 2023	$—	$556	$1,976	$19,102	$(9,380)	$(1,917)	$10,337	$1,019	$11,356

BALANCE AT MARCH 31, 2022	$392	$556	$1,497	$16,952	$(9,412)	$(1,515)	$8,078	$893	$8,971
Net income	(7)			702			702	12	714
Other comprehensive loss, net of tax (Note 12)						(181)	(181)	(15)	(196)
Issuance of common stock			1				1	—	1
Repurchases of common stock					(36)		(36)	—	(36)
Cash dividends on common stock, $1.45 per share				(204)			(204)	—	(204)
Share-based awards			2		8		10	—	10
Fair value adjustment of redeemable noncontrolling interests	(159)		159				159	—	159
Other shareholder transactions			9		1		10	—	10
BALANCE AT JUNE 30, 2022	$226	$556	$1,668	$17,450	$(9,439)	$(1,696)	$8,539	$890	$9,429
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

	Six months ended
In millions, except per share amounts	Redeemable Noncontrolling Interests	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2022	$258	$556	$1,687	$18,037	$(9,415)	$(1,890)	$8,975	$992	$9,967
Net income	(20)			1,510			1,510	53	1,563
Other comprehensive (loss) income, net of tax (Note 12)						(27)	(27)	1	(26)
Issuance of common stock			2				2	—	2
Cash dividends on common stock, $3.14 per share				(445)			(445)	—	(445)
Distributions to noncontrolling interests							—	(24)	(24)
Share-based awards			(4)		32		28	—	28
Fair value adjustment of redeemable noncontrolling interests	33		(33)				(33)	—	(33)
Acquisition of redeemable noncontrolling interests (Note 16)	(271)						—	—	—
Sale of Atmus stock (Note 15)			285				285	(3)	282
Other shareholder transactions			39		3		42	—	42
BALANCE AT JUNE 30, 2023	$—	$556	$1,976	$19,102	$(9,380)	$(1,917)	$10,337	$1,019	$11,356

BALANCE AT DECEMBER 31, 2021	$366	$556	$1,543	$16,741	$(9,123)	$(1,571)	$8,146	$889	$9,035
Net income	(11)			1,120			1,120	21	1,141
Other comprehensive loss, net of tax (Note 12)						(125)	(125)	(23)	(148)
Issuance of common stock			1				1	—	1
Repurchases of common stock					(347)		(347)	—	(347)
Cash dividends on common stock, $2.90 per share				(411)			(411)	—	(411)
Distributions to noncontrolling interests							—	(14)	(14)
Share-based awards			(7)		26		19	—	19
Fair value adjustment of redeemable noncontrolling interests	(129)		129				129	—	129
Other shareholder transactions			2		5		7	17	24
BALANCE AT JUNE 30, 2022	$226	$556	$1,668	$17,450	$(9,439)	$(1,696)	$8,539	$890	$9,429

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
Weighted-Average Diluted Shares Outstanding
The weighted-average diluted common shares outstanding exclude the anti-dilutive effect of certain stock options. The options excluded from diluted earnings per share were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Options excluded	14,210	33,100	9,522	26,782

Related Party Transactions
In accordance with the provisions of various joint venture agreements, we may purchase products and components from our joint ventures, sell products and components to our joint ventures and our joint ventures may sell products and components to unrelated parties.
The following is a summary of sales to and purchases from nonconsolidated equity investees:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2023	2022	2023	2022
Sales to nonconsolidated equity investees	$320	$281	$696	$625
Purchases from nonconsolidated equity investees	687	328	1,391	755

The following is a summary of accounts receivable from and accounts payable to nonconsolidated equity investees:

In millions	June 30, 2023	December 31, 2022	Balance Sheet Location
Accounts receivable from nonconsolidated equity investees	$466	$376	Accounts and notes receivable, net
Accounts payable to nonconsolidated equity investees	332	292	Accounts payable (principally trade)

Supply Chain Financing
We currently have supply chain financing programs with financial intermediaries, which provide certain vendors the option to be paid by financial intermediaries earlier than the due date on the applicable invoice. When a vendor utilizes the program and receives an early payment from a financial intermediary, they take a discount on the invoice. We then pay the financial intermediary the face amount of the invoice on the original due date. The maximum amount that we could have outstanding under the program was $482 million at June 30, 2023. We do not reimburse vendors for any costs they incur for participation in the program, their participation is completely voluntary and there are no assets pledged as security or other forms of guarantees provided for the committed payment to the finance provider or intermediary. As a result, all amounts owed to the financial intermediaries are presented as accounts payable in our Condensed Consolidated Balance Sheets. Amounts due to the financial intermediaries reflected in accounts payable at June 30, 2023 and December 31, 2022, were $231 million and $331 million, respectively.
NOTE 2. REVENUE FROM CONTRACTS WITH CUSTOMERS
Long-term Contracts
The majority of our contracts are for a period of less than one year. We have certain arrangements, primarily long-term maintenance agreements, construction contracts and extended warranty coverage arrangements that span a period in excess of one year. The aggregate amount of the transaction price for long-term maintenance agreements and construction contracts allocated to performance obligations that were not satisfied as of June 30, 2023, was $730 million. We expect to recognize the related revenue of $232 million over the next 12 months and $498 million over periods up to 10 years. See NOTE 10, "PRODUCT WARRANTY LIABILITY," for additional disclosures on extended warranty coverage arrangements. Our other contracts generally are for a duration of less than one year, include payment terms that correspond to the timing of costs incurred when providing goods and services to our customers or represent sales-based royalties.
Deferred and Unbilled Revenue
The following is a summary of our unbilled and deferred revenue and related activity:

In millions	June 30, 2023	December 31, 2022
Unbilled revenue	$299	$257
Deferred revenue	1,956	1,848

We recognized revenue of $178 million and $384 million for the three and six months ended June 30, 2023, compared with $176 million and $416 million for the comparable periods in 2022, that was included in the deferred revenue balance at the beginning of each year. We did not record any impairment losses on our unbilled revenues during the three and six months ended June 30, 2023 or 2022.

Disaggregation of Revenue
Consolidated Revenue
The table below presents our consolidated sales by geographic area. Net sales attributed to geographic areas were based on the location of the customer.

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2023	2022	2023	2022
United States	$4,937	$3,788	$9,739	$7,245
China	762	520	1,552	1,173
India	413	311	824	620
Other international	2,526	1,967	4,976	3,933
Total net sales	$8,638	$6,586	$17,091	$12,971
Segment Revenue
As previously announced, our Components segment reorganized its reporting structure to carve out the electronics business into the newly formed software and electronics business and combined the turbo technologies and fuel systems businesses into the newly formed engine components business. We started reporting results for the reorganized business in the first quarter of 2023 and reflected these changes for prior periods. On May 26, 2023, with the Atmus Filtration Technologies Inc. (Atmus) initial public offering (IPO), we changed the name of our Components' filtration business to Atmus. See NOTE 15, "FORMATION OF ATMUS AND IPO," to our Condensed Consolidated Financial Statements for additional information.
Components segment external sales by business were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2023	2022	2023	2022
Axles and brakes	$1,249	$—	$2,521	$—
Emission solutions	842	767	1,781	1,575
Atmus	341	319	683	627
Engine components	283	223	575	463
Automated transmissions	180	143	358	277
Software and electronics	29	25	49	52
Total sales	$2,924	$1,477	$5,967	$2,994
Engine segment external sales by market were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2023	2022	2023	2022
Heavy-duty truck	$856	$797	$1,716	$1,481
Medium-duty truck and bus	687	620	1,304	1,211
Light-duty automotive	444	425	885	912
Total on-highway	1,987	1,842	3,905	3,604
Off-highway	276	250	610	537
Total sales	$2,263	$2,092	$4,515	$4,141

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
Distribution segment external sales by region were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2023	2022	2023	2022
North America	$1,783	$1,491	$3,476	$2,862
Asia Pacific	265	242	504	486
Europe	213	246	407	521
China	112	99	213	181
Africa and Middle East	80	61	142	111
India	63	52	120	100
Latin America	60	56	113	97
Total sales	$2,576	$2,247	$4,975	$4,358
Distribution segment external sales by product line were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2023	2022	2023	2022
Parts	$1,011	$987	$2,063	$1,913
Power generation	609	440	1,100	838
Engines	527	428	983	866
Service	429	392	829	741
Total sales	$2,576	$2,247	$4,975	$4,358

Power Systems segment external sales by product line were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2023	2022	2023	2022
Power generation	$447	$408	$827	$807
Industrial	218	213	407	401
Generator technologies	129	113	239	209
Total sales	$794	$734	$1,473	$1,417

NOTE 3. PENSIONS AND OTHER POSTRETIREMENT BENEFITS
We sponsor funded and unfunded domestic and foreign defined benefit pension and other postretirement benefit (OPEB) plans. Contributions to these plans were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2023	2022	2023	2022
Defined benefit pension contributions	$6	$6	$94	$39
OPEB payments, net	5	6	9	16
Defined contribution pension plans	30	20	73	56

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
The components of net periodic pension and OPEB expense (income) under our plans were as follows:

	Pension
	U.S. Plans		U.K. Plans		OPEB
	Three months ended June 30,
In millions	2023	2022	2023	2022	2023	2022
Service cost	$29	$34	$4	$8	$—	$—
Interest cost	42	22	18	9	2	1
Expected return on plan assets	(69)	(52)	(27)	(20)	—	—
Amortization of prior service cost	1	—	—	—	—	—
Recognized net actuarial loss	2	6	—	—	—	—
Net periodic benefit expense (income)	$5	$10	$(5)	$(3)	$2	$1

	Pension
	U.S. Plans		U.K. Plans		OPEB
	Six months ended June 30,
In millions	2023	2022	2023	2022	2023	2022
Service cost	$58	$68	$8	$16	$—	$—
Interest cost	84	44	35	18	4	2
Expected return on plan assets	(138)	(104)	(52)	(40)	—	—
Amortization of prior service cost	1	—	—	—	—	—
Recognized net actuarial loss (gain)	4	12	—	1	(1)	—
Net periodic benefit expense (income)	$9	$20	$(9)	$(5)	$3	$2

NOTE 4. EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES
Equity, royalty and interest income from investees included in our Condensed Consolidated Statements of Net Income for the reporting periods was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2023	2022	2023	2022
Manufacturing entities
Dongfeng Cummins Engine Company, Ltd.	$18	$11	$37	$27
Chongqing Cummins Engine Company, Ltd.	13	7	22	16
Beijing Foton Cummins Engine Co., Ltd.	9	14	25	28
Tata Cummins, Ltd.	7	5	15	14
All other manufacturers	32	13	51	3	(1)
Distribution entities
Komatsu Cummins Chile, Ltda.	13	12	27	19
All other distributors	4	3	7	5
Cummins share of net income	96	65	184	112
Royalty and interest income	37	30	68	79
Equity, royalty and interest income from investees	$133	$95	$252	$191

(1) Includes a $28 million impairment of our joint venture with KAMAZ and $3 million of royalty charges as part of our costs associated with the indefinite suspension of our Russian operations. See NOTE 14, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.

NOTE 5. INCOME TAXES
Our effective tax rates for the three and six months ended June 30, 2023, were 22.3 percent and 22.0 percent, respectively. Our effective tax rates for the three and six months ended June 30, 2022, were 17.3 percent and 21.1 percent, respectively.
The three months ended June 30, 2023, contained net unfavorable discrete tax items of $3 million.
The six months ended June 30, 2023, contained net discrete tax amounts of zero, as the result of offsetting amounts for the first two quarters, primarily due to share-based compensation tax benefits and other discrete items.
The three months ended June 30, 2022, contained favorable discrete items of $36 million, primarily due to $36 million of favorable changes in tax reserves, $10 million of favorable changes associated with the indefinite suspension in our Russian operations and $8 million of net favorable other discrete tax items, partially offset by $18 million of unfavorable tax costs associated with internal restructuring ahead of the planned separation of Atmus.
The six months ended June 30, 2022, contained favorable net discrete tax items of $5 million, primarily due to $27 million of favorable changes in tax reserves and $4 million of net favorable other discrete tax items, partially offset by $18 million of unfavorable tax costs associated with internal restructuring ahead of the planned separation of Atmus and $8 million of unfavorable changes associated with the indefinite suspension in our Russian operations.

NOTE 6. MARKETABLE SECURITIES
A summary of marketable securities, all of which were classified as current, was as follows:

	June 30, 2023			December 31, 2022
In millions	Cost	Gross unrealized gains/(losses) (1)	Estimated fair value	Cost	Gross unrealized gains/(losses) (1)	Estimated fair value
Equity securities
Debt mutual funds	$244	$(5)	$239	$238	$(5)	$233
Certificates of deposit	242	—	242	209	—	209
Equity mutual funds	29	2	31	25	3	28
Debt securities	—	—	—	2	—	2
Marketable securities	$515	$(3)	$512	$474	$(2)	$472

(1) Unrealized gains and losses for debt securities are recorded in other comprehensive income while unrealized gains and losses for equity securities are recorded in our Condensed Consolidated Statements of Net Income.

All debt securities are classified as available-for-sale. All marketable securities presented use a Level 2 fair value measure. The fair value of Level 2 securities is estimated using actively quoted prices for similar instruments from brokers and observable inputs where available, including market transactions and third-party pricing services, or net asset values provided to investors. We do not currently have any Level 3 securities, and there were no transfers between Level 2 or 3 during the six months ended June 30, 2023, or the year ended December 31, 2022.

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
The proceeds from sales and maturities of marketable securities were as follows:

	Six months ended
	June 30,
In millions	2023	2022
Proceeds from sales of marketable securities	$509	$346
Proceeds from maturities of marketable securities	111	115
Investments in marketable securities - liquidations	$620	$461

NOTE 7. INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Inventories included the following:

In millions	June 30, 2023	December 31, 2022
Finished products	$3,169	$2,917
Work-in-process and raw materials	3,102	2,926
Inventories at FIFO cost	6,271	5,843
Excess of FIFO over LIFO	(245)	(240)
Inventories	$6,026	$5,603
NOTE 8. SUPPLEMENTAL BALANCE SHEET DATA
Other assets included the following:

In millions	June 30, 2023	December 31, 2022
Deferred income taxes	$767	$625
Operating lease assets	514	492
Corporate owned life insurance	409	390
Other	540	633
Other assets	$2,230	$2,140

Other accrued expenses included the following:

In millions	June 30, 2023	December 31, 2022
Marketing accruals	$348	$316
Other taxes payable	233	224
Income taxes payable	202	173
Current portion of operating lease liabilities	135	132
Other	719	620
Other accrued expenses	$1,637	$1,465
Other liabilities included the following:

In millions	June 30, 2023	December 31, 2022
Accrued product warranty (1)	$778	$744
Deferred income taxes	615	649
Pensions	441	445
Operating lease liabilities	386	368
Accrued compensation	183	184
Mark-to-market valuation on interest rate derivatives	138	151
Other postretirement benefits	138	141
Long-term income taxes	116	192
Other long-term liabilities	511	437
Other liabilities	$3,306	$3,311

(1) See NOTE 10, "PRODUCT WARRANTY LIABILITY," to our Condensed Consolidated Financial Statements for additional information.

NOTE 9. DEBT
Loans Payable and Commercial Paper
Loans payable, commercial paper and the related weighted-average interest rates were as follows:

In millions	June 30, 2023	December 31, 2022
Loans payable (1)	$419	$210
Commercial paper (2)	1,617	2,574

(1) Loans payable consist primarily of notes payable to various domestic and international financial institutions. It is not practicable to aggregate these notes and calculate a quarterly weighted-average interest rate.

(2) The weighted-average interest rate, inclusive of all brokerage fees, was 5.14 percent and 4.27 percent at June 30, 2023 and December 31, 2022, respectively.

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
Revolving Credit Facilities
On June 5, 2023, we entered into an amended and restated 364-day credit agreement that allows us to borrow up to $2.0 billion of unsecured funds at any time prior to June 3, 2024. This credit agreement amended and restated the prior $1.5 billion 364-day credit facility that matured on August 16, 2023. In connection with the 364-day credit agreement, effective June 5, 2023, we terminated our $500 million incremental 364-day credit agreement dated August 17, 2022.
We have access to committed credit facilities totaling $4.0 billion, including our $2.0 billion 364-day facility that expires June 3, 2024, and our $2.0 billion five-year facility that expires on August 18, 2026. We intend to maintain credit facilities at the current or higher aggregate amounts by renewing or replacing these facilities at or before expiration. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. There were no outstanding borrowings under these facilities at June 30, 2023 and December 31, 2022. At June 30, 2023, the $1.6 billion of outstanding commercial paper effectively reduced the $4.0 billion of revolving credit capacity to $2.4 billion.
At June 30, 2023, we also had an additional $221 million available for borrowings under our international and other domestic credit facilities.
On May 26, 2023, Atmus borrowed $50 million of its $400 million revolving credit facility. See "Atmus Credit Agreement" section below for additional details.

Long-term Debt
A summary of long-term debt was as follows:

In millions	Interest Rate	June 30, 2023	December 31, 2022
Long-term debt
Senior notes, due 2023 (1)	3.65%	$500	$500
Hydrogenics promissory notes, due 2024 and 2025 (2)	—%	160	—
Term loan, due 2025 (3)	Variable	1,400	1,550
Senior notes, due 2025 (4)	0.75%	500	500
Atmus revolving credit facility, due 2027 (5)	Variable	50	—
Atmus term loan, due 2027 (5)	Variable	600	—
Debentures, due 2027	6.75%	58	58
Debentures, due 2028	7.125%	250	250
Senior notes, due 2030 (4)	1.50%	850	850
Senior notes, due 2043	4.875%	500	500
Senior notes, due 2050	2.60%	650	650
Debentures, due 2098 (6)	5.65%	165	165
Other debt		68	121
Unamortized discount and deferred issuance costs		(77)	(64)
Fair value adjustments due to hedge on indebtedness		(121)	(122)
Finance leases		111	113
Total long-term debt		5,664	5,071
Less: Current maturities of long-term debt		575	573
Long-term debt		$5,089	$4,498

(1) Senior notes, due 2023, are classified as current maturities of long-term debt.
(2) See NOTE 16, "ACQUISITIONS," to our Condensed Consolidated Financial Statements for additional information.
(3) During the first six months of 2023, we paid down $150 million of the term loan.
(4) In 2021, we entered into a series of interest rate swaps to effectively convert from a fixed rate to floating rate. See "Interest Rate Risk" in NOTE 13, "DERIVATIVES," to our Condensed Consolidated Financial Statements for additional information.

(5) See "Atmus Credit Agreement" section below for additional information.
(6) The effective interest rate is 7.48 percent.

Principal payments required on long-term debt during the next five years are as follows:

In millions	2023	2024	2025	2026	2027
Principal payments	$550	$98	$2,016	$9	$715

Fair Value of Debt
Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair values and carrying values of total debt, including current maturities, were as follows:

In millions	June 30, 2023	December 31, 2022
Fair value of total debt (1)	$7,280	$7,400
Carrying value of total debt	7,700	7,855

(1) The fair value of debt is derived from Level 2 input measures.

Atmus Credit Agreement
On February 15, 2023, certain of our subsidiaries entered into an amendment to the $1.0 billion credit agreement (Credit Agreement), consisting of a $400 million revolving credit facility and a $600 million term loan facility, in anticipation of the separation of our filtration business, which extended the date on which the Credit Agreement terminates from March 30, 2023 to June 30, 2023. On May 26, 2023, Atmus drew down the entire $600 million term loan facility and borrowed $50 million under the revolving credit facility. Borrowings under the Credit Agreement mature in September 2027 and bear interest at varying rates, depending on the type of loan and, in some cases, the rates of designated benchmarks and the applicable borrower’s election. Generally, U.S. dollar-denominated loans bear interest at adjusted term Secured Overnight Financing Rate (SOFR) (which includes a 0.10 percent credit spread adjustment to term SOFR) for the applicable interest period plus a rate ranging from 1.125 percent to 1.75 percent. The Credit Agreement contains customary events of default and financial and other covenants, including maintaining a net leverage ratio of 4.0 to 1.0 and a minimum interest coverage ratio of 3.0 to 1.0. See NOTE 15, "FORMATION OF ATMUS AND IPO," to our Condensed Consolidated Financial Statements for additional information.
NOTE 10. PRODUCT WARRANTY LIABILITY
A tabular reconciliation of the product warranty liability, including the deferred revenue related to our extended warranty coverage and accrued product campaigns, was as follows:

	Six months ended
	June 30,
In millions	2023	2022
Balance, beginning of year	$2,477	$2,425
Provision for base warranties issued	301	267
Deferred revenue on extended warranty contracts sold	166	145
Provision for product campaigns issued	12	65
Payments made during period	(283)	(289)
Amortization of deferred revenue on extended warranty contracts	(152)	(146)
Changes in estimates for pre-existing product warranties and campaigns	22	(47)
Acquisitions	—	97
Foreign currency translation adjustments and other	2	9
Balance, end of period	$2,545	$2,526

We recognized supplier recoveries of $2 million and $12 million for the three and six months ended June 30, 2023, compared with $10 million and $23 million for the comparable periods in 2022.
Warranty related deferred revenues and warranty liabilities on our Condensed Consolidated Balance Sheets were as follows:

In millions	June 30, 2023	December 31, 2022	Balance Sheet Location
Deferred revenue related to extended coverage programs
Current portion	$285	$290	Current portion of deferred revenue
Long-term portion	731	717	Deferred revenue
Total	$1,016	$1,007

Product warranty
Current portion	$751	$726	Current portion of accrued product warranty
Long-term portion	778	744	Other liabilities
Total	$1,529	$1,470

Total warranty accrual	$2,545	$2,477

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
On June 28, 2022, KAMAZ Publicly Traded Company (KAMAZ) was designated to the List of Specially Designated Nationals and Blocked Persons by the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC). We filed blocked property reports for relevant assets and are seeking relevant authorizations to extricate ourselves from our relationship with KAMAZ and its subsidiaries, including our unconsolidated joint venture with KAMAZ, in compliance with U.S. and other applicable laws. We received OFAC authorization on May 26, 2023. We are now waiting on approval from the Office of Financial Sanctions Implementation in the U.K., at which time we are able to execute the termination agreements with KAMAZ necessary to transfer our shares to KAMAZ and exit our unconsolidated joint venture with KAMAZ.
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

Guarantees and Commitments
Periodically, we enter into guarantee arrangements, including guarantees of non-U.S. distributor financings, residual value guarantees on equipment under operating leases and other miscellaneous guarantees of joint ventures or third-party obligations. At June 30, 2023, the maximum potential loss related to these guarantees was $46 million.
We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. At June 30, 2023, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $160 million. These arrangements enable us to secure supplies of critical components and IT services. We do not currently anticipate paying any penalties under these contracts.
We enter into physical forward contracts with suppliers of platinum and palladium to purchase certain volumes of the commodities at contractually stated prices for various periods, which generally fall within two years. At June 30, 2023, the total commitments under these contracts were $60 million. These arrangements enable us to guarantee the prices of these commodities, which otherwise are subject to market volatility.
We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance. These performance bonds and other performance-related guarantees were $145 million at June 30, 2023.
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

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE LOSS
Following are the changes in accumulated other comprehensive income (loss) by component for the three months ended:

In millions	Change in pension and OPEB plans	Foreign currency translation adjustment	Unrealized gain (loss) on derivatives		Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at March 31, 2023	$(436)	$(1,473)	$86		$(1,823)
Other comprehensive income (loss) before reclassifications
Before-tax amount	—	(111)	18		(93)	$(2)	$(95)
Tax benefit (expense)	—	3	(2)		1	—	1
After-tax amount	—	(108)	16		(92)	(2)	(94)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	2	—	(4)		(2)	—	(2)
Net current period other comprehensive income (loss)	2	(108)	12		(94)	$(2)	$(96)
Balance at June 30, 2023	$(434)	$(1,581)	$98		$(1,917)

Balance at March 31, 2022	$(330)	$(1,196)	$11		$(1,515)
Other comprehensive income (loss) before reclassifications
Before-tax amount	—	(235)	59		(176)	$(15)	$(191)
Tax benefit (expense)	1	5	(15)		(9)	—	(9)
After-tax amount	1	(230)	44		(185)	(15)	(200)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	5	—	(1)		4	—	4
Net current period other comprehensive income (loss)	6	(230)	43	(2)	(181)	$(15)	$(196)
Balance at June 30, 2022	$(324)	$(1,426)	$54		$(1,696)

(1) Amounts are net of tax. Reclassifications out of accumulated other comprehensive income (loss) and the related tax effects are immaterial for separate disclosure.
(2) Primarily related to interest rate lock activity. See the Interest Rate Risk section in NOTE 13, "DERIVATIVES," for additional information.

Following are the changes in accumulated other comprehensive income (loss) by component for the six months ended:

In millions	Change in pension and OPEB plans	Foreign currency translation adjustment	Unrealized gain (loss) on derivatives		Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at December 31, 2022	$(427)	$(1,552)	$89		$(1,890)
Other comprehensive income (loss) before reclassifications
Before-tax amount	(13)	(36)	15		(34)	$1	$(33)
Tax benefit (expense)	2	7	(1)		8	—	8
After-tax amount	(11)	(29)	14		(26)	1	(25)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	4	—	(5)		(1)	—	(1)
Net current period other comprehensive (loss) income	(7)	(29)	9		(27)	$1	$(26)
Balance at June 30, 2023	$(434)	$(1,581)	$98		$(1,917)

Balance at December 31, 2021	$(346)	$(1,208)	$(17)		$(1,571)
Other comprehensive income (loss) before reclassifications
Before-tax amount	14	(224)	95		(115)	$(23)	$(138)
Tax (expense) benefit	(3)	6	(22)		(19)	—	(19)
After-tax amount	11	(218)	73		(134)	(23)	(157)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	11	—	(2)		9	—	9
Net current period other comprehensive income (loss)	22	(218)	71	(2)	(125)	$(23)	$(148)
Balance at June 30, 2022	$(324)	$(1,426)	$54		$(1,696)

(1) Amounts are net of tax. Reclassifications out of accumulated other comprehensive income (loss) and the related tax effects are immaterial for separate disclosure.
(2) Primarily related to interest rate lock activity. See the Interest Rate Risk section in NOTE 13, "DERIVATIVES," for additional information.

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
Foreign Currency Exchange Rate Risk
We had foreign currency forward contracts with notional amounts of $4.4 billion and $3.6 billion at June 30, 2023 and December 31, 2022, respectively. The following currencies comprise 86 percent and 88 percent of outstanding foreign currency forward contracts at June 30, 2023 and December 31, 2022, respectively: British pound, Chinese renminbi, Canadian dollar, Australian dollar and Euro.
We are further exposed to foreign currency exchange risk as many of our subsidiaries are subject to fluctuations as the functional currencies of the underlying entities are not our U.S. dollar reporting currency. To help minimize movements for certain investments, in the third quarter of 2022 we began entering into foreign exchange forwards designated as net investment hedges for certain of our investments. Under the current terms of our foreign exchange forwards, we agreed with third parties to sell British pound in exchange for U.S. dollar currency at a specified rate at the maturity of the contract. The notional amount of these hedges at June 30, 2023, was $741 million.
The following table summarizes the net investment hedge activity in accumulated other comprehensive loss (AOCL):

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2023		2023
Type of Derivative	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Earnings	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Earnings
Foreign exchange forwards	$(13)	$—	$(28)	$—

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
The following table summarizes the gains and losses:

	Three months ended				Six months ended
	June 30,				June 30,
In millions	2023		2022		2023		2022
Type of Swap	Gain (Loss) on Swaps	Gain (Loss) on Borrowings	Gain (Loss) on Swaps	Gain (Loss) on Borrowings	Gain (Loss) on Swaps	Gain (Loss) on Borrowings	Gain (Loss) on Swaps	Gain (Loss) on Borrowings
Interest rate swaps (1)	$(20)	$16	$(39)	$34	$7	$(6)	$(111)	$114

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
The following table summarizes the interest rate lock activity in AOCL:

	Three months ended				Six months ended
	June 30,				June 30,
In millions	2023		2022		2023		2022
Type of Swap	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Interest Expense	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Interest Expense	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Interest Expense	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Interest Expense
Interest rate locks	$10	$—	$43	$—	$1	$—	$82	$—

Cash Flow Hedging
The following table summarizes the effect on our Condensed Consolidated Statements of Net Income for derivative instruments classified as cash flow hedges. The table does not include amounts related to ineffectiveness as it was not material for the periods presented.

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2023	2022	2023	2022
Gain (loss) reclassified from AOCL into income - Net sales (1)	$4	$(1)	$5	$2
Gain (loss) reclassified from AOCL into income - Cost of sales (1)(2)	1	1	1	(1)

(1) Includes foreign currency forward contracts.
(2) Includes commodity swap contracts.

Derivatives Not Designated as Hedging Instruments
The following table summarizes the effect on our Condensed Consolidated Statements of Net Income for derivative instruments not designated as hedging instruments:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2023	2022	2023	2022
(Loss) gain recognized in income - Cost of sales (1)	$(1)	$3	$(3)	$2
Loss recognized in income - Other income (expense), net (1)	(44)	(31)	(17)	(23)

(1) Includes foreign currency forward contracts.

Fair Value Amount and Location of Derivative Instruments
The following table summarizes the location and fair value of derivative instruments on our Condensed Consolidated Balance Sheets:

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
In millions	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Notional amount	$2,908	$3,051	$3,691	$2,900

Derivative assets
Prepaid expenses and other current assets	$17	$18	$20	$27
Other assets	47	80	—	—
Total derivative assets (1)	$64	$98	$20	$27

Derivative liabilities
Other accrued expenses	$21	$19	$17	$3
Other liabilities	138	151	—	—
Total derivative liabilities (1)	$159	$170	$17	$3

(1) Estimates of the fair value of all derivative assets and liabilities above are derived from Level 2 inputs, which are estimated using actively quoted prices for similar instruments from brokers and observable inputs where available, including market transactions and third-party pricing services, or net asset values provided to investors. We do not currently have any Level 3 input measures and there were no transfers into or out of Level 2 or 3 during the six months ended June 30, 2023, or the year ended December 31, 2022.

We elected to present our derivative contracts on a gross basis in our Condensed Consolidated Balance Sheets. Had we chosen to present on a net basis, we would have derivatives in a net asset position of $44 million and $52 million and derivatives in a net liability position of $136 million and $100 million at June 30, 2023 and December 31, 2022, respectively.
NOTE 14. RUSSIAN OPERATIONS
On March 17, 2022, the Board indefinitely suspended our operations in Russia due to the ongoing conflict in Ukraine. At the time of suspension, our Russian operations included a wholly-owned distributor in Russia, an unconsolidated joint venture with KAMAZ (a Russian truck manufacturer) and direct sales into Russia from our other business segments. As a result of the indefinite suspension of operations, we evaluated the recoverability of assets in Russia and assessed other potential liabilities. We experienced an inability to collect customer receivables and may be the subject of litigation as a consequence of our indefinite suspension of commercial operations in Russia. The following summarizes the (recoveries) costs associated with the suspension of our Russian operations in our Condensed Consolidated Statements of Net Income:

	Three months ended	Six months ended
In millions	June 30, 2022	June 30, 2022	Statement of Net Income Location
Inventory write-downs	$(40)	$19	Cost of sales
Accounts receivable reserves	—	43	Other operating expense, net
Impairment and other joint venture costs	—	31	Equity, royalty and interest income from investees
Other	(7)	18	Other operating expense, net
Total	$(47)	$111

For the three and six months ended June 30, 2023, there were no material additional costs. We will continue to evaluate the situation as conditions evolve and may take additional actions as deemed necessary in future periods.

NOTE 15. FORMATION OF ATMUS AND IPO
On May 23, 2023, in connection with the Atmus IPO, Cummins issued approximately $350 million of commercial paper with certain lenders. On May 26, 2023, Atmus shares began trading on the New York Stock Exchange under the symbol "ATMU." The IPO was completed on May 30, 2023, whereby Cummins exchanged 19.5 percent (approximately 16 million shares) of its ownership in Atmus, at $19.50 per share, to retire $299 million of the commercial paper as proceeds from the offering through a non-cash transaction.
In connection with the completion of the IPO, through a series of asset and equity contributions, we transferred the filtration business to Atmus. In exchange, Atmus transferred consideration of approximately $650 million to Cummins, which consisted primarily of the net proceeds from a term loan facility and revolver executed by Atmus during May 2023. The commercial paper issued and retired through the IPO proceeds, coupled with the $650 million received, is intended to be used for the retirement of our historical debt, dividends and share repurchases. The difference between the commercial paper retired from the IPO, other IPO related fees and the net book value of our divested interest was $285 million and was recorded as an offset to additional paid-in capital. Of our consolidated cash and cash equivalents at June 30, 2023, $134 million is retained by Atmus for its working capital purposes. See NOTE 9, "DEBT," to our Condensed Consolidated Financial Statements for additional information.
We will continue to consolidate the financial position and results of Atmus, so long as we retain control. The earnings attributable to the divested, noncontrolling interest for the period from IPO until June 30, 2023, were not material for the three months ended June 30, 2023. At June 30, 2023, the noncontrolling interest associated with Atmus is reflected in noncontrolling interests in our Condensed Consolidated Balance Sheets.
Subject to market conditions, we intend to make a tax-free split-off of Atmus, pursuant to which Cummins will offer its stockholders the option to exchange their shares of Cummins common stock for shares of Atmus common stock in an exchange offer.
NOTE 16. ACQUISITIONS
Acquisitions for the six months ended June 30, 2023 and 2022, were as follows:

Entity Acquired (Dollars in millions)	Date of Acquisition	Additional Percent Interest Acquired	Payments to Former Owners	Acquisition Related Debt Retirements	Total Purchase Consideration(1)	Type of Acquisition(2)	Goodwill Acquired	Intangibles Recognized(3)
2023
Hydrogenics Corporation (Hydrogenics)	06/29/23	19%	$287	$48	$335	EQUITY	$—	$—
Teksid Hierro de Mexico, S.A. de C.V. (Teksid MX)	04/03/23	100%	150	—	150	COMB	25	—
2022 (4)
Jacobs Vehicle Systems (Jacobs)	04/08/22	100%	$345	$—	$345	COMB	$108	$164
Cummins Westport, Inc. (Westport JV)	02/07/22	50%	42	—	42	COMB	—	20

(1) The "Total Purchase Consideration" represents the total amount that will or is estimated to be paid to complete the acquisition. Hydrogenics entered into three non-interest-bearing promissory notes with $175 million paid on July 31, 2023, and the remaining $160 million due in three installments through 2025.

(2) All results from acquired entities were included in segment results subsequent to the acquisition date. Previously consolidated entities were accounted for as equity transactions (EQUITY). Newly consolidated entities were accounted for as business combinations (COMB).

(3) Intangible assets acquired in the business combination were mostly customer, technology and trade name related.
(4) See Note 2, "ACQUISITIONS," of the Notes to the Consolidated Financial Statements of our 2022 Form 10-K for additional information on prior year acquisitions.
Hydrogenics Corporation - Redeemable Noncontrolling Interest
On June 29, 2023, a share purchase agreement was executed with a 19 percent minority shareholder in one of our businesses, Hydrogenics Corporation (Hydrogenics), whereby we agreed to pay the minority shareholder $335 million for their 19 percent ownership, including the settlement of shareholder loans of $48 million. As part of the share purchase agreement, Hydrogenics entered into three non-interest-bearing promissory notes with $175 million paid on July 31, 2023, and the remaining $160 million due in three installments through 2025. We recorded the non-interest-bearing promissory notes at their present value in our Condensed Consolidated Financial Statements. The short-term amount was $175 million and recorded in loans payable at June 30, 2023. The long-term amount, net of unamortized debt discount, was $145 million and reflected in long-term debt at June 30, 2023.

Prior to the execution of this transaction, the minority shareholder had, among other rights and subject to related obligations and restrictive covenants, rights that were exercisable between September 2022 and September 2026 to require us to (1) purchase such shareholder's shares (put option) at an amount up to the fair market value (calculated pursuant to a process outlined in the shareholders' agreement) and (2) sell to such shareholder Hydrogenics' electrolyzer business at an amount up to the fair market value of the electrolyzer business (calculated pursuant to a process outlined in the shareholders’ agreement). The estimated fair value of the put option was recorded as redeemable noncontrolling interests in our Condensed Consolidated Financial Statements with an offset to additional paid-in capital, and at December 31, 2022, the balance was $258 million. The redeemable noncontrolling interest balance was reduced to zero as of the acquisition date.
Teksid Hierro de Mexico, S.A. de C.V.
On April 3, 2023, we purchased all of the equity ownership interest of Teksid Hierro de Mexico, S.A. de C.V. (Teksid MX) and Teksid, Inc. from Stellantis N.V. for approximately $150 million, subject to certain adjustments set forth in the agreement. Teksid MX operates a cast iron foundry located in Monclova, Mexico, which primarily forges blocks and heads used in our and other manufacturers’ engines. Teksid, Inc. facilitates the commercialization of Teksid MX products in North America. Since we are the primary customer of the foundry, the acquisition is not expected to result in material incremental sales to our business. Approximately $90 million of the purchase price was allocated to property, plant and equipment. The remainder was allocated primarily to working capital assets and liabilities (including approximately $16 million of cash and cash equivalents) and resulted in approximately $25 million of goodwill, none of which is deductible for tax purposes. The values assigned to individual assets acquired and liabilities assumed are preliminary based on management’s current best estimate and subject to change as certain matters are finalized. The primary areas that remain open are related to deferred taxes and other tax contingencies. The results of the business were reported in our Engine segment. Pro forma financial information for the acquisition was not presented as the effects are not material to our Condensed Consolidated Financial Statements.
Meritor, Inc.
During the second quarter of 2023, we finalized our accounting for the Meritor, Inc. acquisition. The primary components of the change were to increase contingent liabilities by $62 million offset by finalization of deferred taxes and tax reserves, with a net increase to goodwill of $26 million. There was no impact to the Condensed Consolidated Statements of Net Income for any of the changes.
Pending Acquisition
In May 2023, we agreed to purchase from the Forvia Group, Faurecia's U.S. and Europe commercial vehicle exhaust business for approximately €142 million, subject to final working capital and other adjustments. The transaction is expected to close in the fourth quarter. This acquisition will be included in our Components segment with the emission solutions business unit. Since we are the primary customer of this business, the acquisition is not expected to result in material incremental sales to our business.
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

We use segment earnings or losses before interest expense, income taxes, depreciation and amortization and noncontrolling interests (EBITDA) as the basis for the CODM to evaluate the performance of each of our reportable operating segments. We believe EBITDA is a useful measure of our operating performance as it assists investors and debt holders in comparing our performance on a consistent basis without regard to financing methods, capital structure, income taxes or depreciation and amortization methods, which can vary significantly depending upon many factors. Segment amounts exclude certain expenses not specifically identifiable to segments.
The accounting policies of our operating segments are the same as those applied in our Condensed Consolidated Financial Statements. We prepared the financial results of our operating segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. We allocate certain common costs and expenses, primarily corporate functions, among segments differently than we would for stand-alone financial information prepared in accordance with GAAP. These include certain costs and expenses of shared services, such as information technology, human resources, legal, finance and supply chain management. We do not allocate gains or losses of corporate owned life insurance and certain Atmus separation costs to individual segments. EBITDA may not be consistent with measures used by other companies.
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

Summarized financial information regarding our reportable operating segments for the three and six months ended June 30, 2023 and 2022 is shown in the table below:

In millions	Components		Engine		Distribution	Power Systems	Accelera	Total Segments
Three months ended June 30, 2023
External sales	$2,924		$2,263		$2,576	$794	$81	$8,638
Intersegment sales	501		725		19	663	4	1,912
Total sales	3,425		2,988		2,595	1,457	85	10,550
Research, development and engineering expenses	103		148		15	66	52	384
Equity, royalty and interest income (loss) from investees	24		71		24	18	(4)	133
Interest income	7		7		8	2	1	25
Segment EBITDA	486	(1)	425		299	201	(114)	1,297
Depreciation and amortization (2)	125		56		28	32	15	256

Three months ended June 30, 2022
External sales	$1,477		$2,092		$2,247	$734	$36	$6,586
Intersegment sales	473		683		6	469	6	1,637
Total sales	1,950		2,775		2,253	1,203	42	8,223
Research, development and engineering expenses	73		116		13	58	39	299
Equity, royalty and interest income (loss) from investees	9		58		21	10	(3)	95
Interest income	2		1		3	1	—	7
Russian suspension (recoveries) costs (3)	(2)		1		(45)	(1)	—	(47)
Segment EBITDA	352		421		297	128	(79)	1,119
Depreciation and amortization (2)	49		49		29	31	8	166

Six months ended June 30, 2023
External sales	$5,967		$4,515		$4,975	$1,473	$161	$17,091
Intersegment sales	1,015		1,459		26	1,327	9	3,836
Total sales	6,982		5,974		5,001	2,800	170	20,927
Research, development and engineering expenses	194		282		29	129	100	734
Equity, royalty and interest income (loss) from investees	45		136		48	31	(8)	252
Interest income	13		10		15	4	1	43
Segment EBITDA	993	(1)	882		634	420	(208)	2,721
Depreciation and amortization (2)	248		107		56	61	29	501

Six months ended June 30, 2022
External sales	$2,994		$4,141		$4,358	$1,417	$61	$12,971
Intersegment sales	944		1,387		12	946	12	3,301
Total sales	3,938		5,528		4,370	2,363	73	16,272
Research, development and engineering expenses	149		225		26	122	75	597
Equity, royalty and interest income (loss) from investees	37		100	(4)	37	21	(4)	191
Interest income	3		5		5	2	—	15
Russian suspension costs (3)	4		33	(5)	55	19	—	111
Segment EBITDA	672		811		407	218	(144)	1,964
Depreciation and amortization (2)	92		100		57	62	15	326

(1) Includes $18 million and $30 million of costs associated with the IPO and separation of Atmus for the three and six months ended June 30, 2023, respectively. See NOTE 15, "FORMATION OF ATMUS AND IPO," to our Condensed Consolidated Financial Statements for additional information.

(2) Depreciation and amortization, as shown on a segment basis, excludes the amortization of debt discount and deferred costs included in the Condensed Consolidated Statements of Net Income as interest expense. The amortization of debt discount and deferred costs was $2 million and $2 million for the six months ended June 30, 2023 and June 30, 2022, respectively. A portion of depreciation expense is included in research, development and engineering expenses.

(3) See NOTE 14, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.
(4) Includes a $28 million impairment of our joint venture with KAMAZ and $3 million of royalty charges as part of our costs associated with the indefinite suspension of our Russian operations. See NOTE 14, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.

(5) Includes $31 million of Russian suspension costs reflected in the equity, royalty and interest income (loss) from investees line above.

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Net Income is shown in the table below:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2023	2022	2023	2022
TOTAL SEGMENT EBITDA	$1,297	$1,119	$2,721	$1,964
Intersegment eliminations and other (1)	7	(64)	(56)	(154)
Less:
Interest expense	99	34	186	51
Depreciation and amortization	256	166	501	326
INCOME BEFORE INCOME TAXES	$949	$855	1,978	1,433

(1) Intersegment eliminations and other included $5 million and $11 million of costs associated with the IPO and separation of Atmus for the three and six month periods ended June 30, 2023, respectively and $24 million and $41 million for the comparable periods in 2022, respectively. See NOTE 15, "FORMATION OF ATMUS AND IPO," to our Condensed Consolidated Financial Statements for additional information.

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
•product liability claims;
•our sales mix of products;

GENERAL
•uncertainties and risks related to timing and potential value to both Atmus Filtration Technologies Inc. (Atmus) and Cummins of the planned separation of Atmus, including business, industry and market risks, as well as the risks involving the anticipated favorable tax treatment if there is a significant delay in the completion of the envisioned separation;
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
As previously announced, beginning in the first quarter of 2023, we realigned certain businesses and regions within our reportable segments to be consistent with how our segment managers monitor the performance of our segments. We reorganized the businesses within our Components segment to carve out the electronics business into the newly formed software and electronics business and combined the turbo technologies and fuel systems businesses into the newly formed engine components business. On May 26, 2023, we changed the name of our Components' filtration business to Atmus with the initial public offering (IPO). Our Components segment now consists of the following businesses: axles and brakes, emission solutions, engine components, Atmus, automated transmissions and software and electronics. In the first quarter of 2023, as a result of the indefinite suspension of operations in Russia, we reorganized the regional management structure of our Distribution segment and moved all Commonwealth of Independent States (CIS) sales into the Europe and Africa and Middle East regions. The Russian portion of prior period CIS sales moved to the Europe region. In March 2023, we rebranded our New Power segment as "Accelera" to better represent our commitment to zero-emission technologies. In addition, we moved our NPROXX joint venture from the Accelera segment to the Engine segment, which adjusted both the equity, royalty and interest income from investees and segment EBITDA (defined as earnings or losses before interest expense, income taxes, depreciation and amortization and noncontrolling interests) line items for the current and prior year. We started to report results for the changes within our operating segments effective January 1, 2023, and reflected these changes in the historical periods presented. See NOTE 15, "FORMATION OF ATMUS AND IPO," to our Condensed Consolidated Financial Statements for additional information about the Atmus IPO.
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
2023 Second Quarter and Year-to-Date Results
A summary of our results is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions, except per share amounts	2023	2022	2023	2022
Net sales	$8,638	$6,586	$17,091	$12,971
Net income attributable to Cummins Inc.	720	702	1,510	1,120
Earnings per common share attributable to Cummins Inc.
Basic	$5.08	$4.97	$10.66	$7.90
Diluted	5.05	4.94	10.60	7.86

Worldwide revenues increased 31 percent in the three months ended June 30, 2023, compared to the same period in 2022, due to axles and brakes sales in the Components segment of $1.2 billion from the Meritor acquisition and higher demand in all operating segments and all geographic regions. Net sales in the U.S. and Canada improved 31 percent, primarily due to incremental sales of axles and brakes, increased demand in all Distribution product lines and stronger demand in heavy-duty and medium-duty truck markets, which positively impacted all Components businesses. International demand (excludes the U.S. and Canada) improved 32 percent, with higher sales in all other geographic regions. The increase in international sales was principally due to incremental sales of axles and brakes in Western Europe, Latin America and Asia Pacific and higher demand for power generation equipment. Unfavorable foreign currency fluctuations impacted international sales by 3 percent (primarily the Chinese renminbi, Indian rupee and Euro).
Worldwide revenues increased 32 percent in the six months ended June 30, 2023, compared to the same period in 2022, due to axles and brakes sales in the Components segment of $2.5 billion from the Meritor acquisition and higher demand in all operating segments and all geographic regions, partially offset by the decrease in Russian sales due to the indefinite suspension of our Russian operations in March 2022. Net sales in the U.S. and Canada improved 35 percent, primarily due to incremental sales of axles and brakes, increased demand in all Distribution product lines and stronger demand in heavy-duty and medium-duty truck markets, which positively impacted all Components businesses. International demand (excludes the U.S. and Canada) improved by 27 percent, with lower sales in Russia more than offset by higher sales in all other geographic regions. The increase in international sales was principally due to incremental sales of axles and brakes in Western Europe, Latin America, India and Asia Pacific. Unfavorable foreign currency fluctuations impacted international sales by 4 percent (primarily the Chinese renminbi, Indian rupee, Australian dollar, British pound and Euro).

The following tables contain sales and EBITDA by operating segment, including adjusted prior year balances for the NPROXX changes noted above, for the three and six months ended June 30, 2023 and 2022. See NOTE 17, "OPERATING SEGMENTS," to the Condensed Consolidated Financial Statements for additional information and a reconciliation of our segment information to the corresponding amounts in our Condensed Consolidated Statements of Net Income.

	Three months ended June 30,
Operating Segments	2023				2022				Percent change
		Percent				Percent			2023 vs. 2022
In millions	Sales	of Total	EBITDA		Sales	of Total	EBITDA		Sales	EBITDA
Components	$3,425	40%	$486		$1,950	30%	$352		76%	38%
Engine	2,988	34%	425		2,775	42%	421		8%	1%
Distribution	2,595	30%	299		2,253	34%	297		15%	1%
Power Systems	1,457	17%	201		1,203	18%	128		21%	57%
Accelera	85	1%	(114)		42	1%	(79)		NM	(44)%
Intersegment eliminations	(1,912)	(22)%	7		(1,637)	(25)%	(64)		17%	NM
Total	$8,638	100%	$1,304	(1)	$6,586	100%	$1,055	(2)	31%	24%

"NM" - not meaningful information
(1) EBITDA includes $23 million of costs associated with the IPO and separation of Atmus. See NOTE 15, "FORMATION OF ATMUS AND IPO," to our Condensed Consolidated Financial Statements for additional information.

(2) EBITDA includes $47 million of recoveries associated with the suspension of our Russian operations and $29 million of costs associated with the planned separation of our Atmus business. See NOTE 14, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.

Net income attributable to Cummins Inc. was $720 million, or $5.05 per diluted share, on sales of $8.6 billion for the three months ended June 30, 2023, versus the comparable prior year period net income attributable to Cummins Inc. of $702 million, or $4.94 per diluted share, on sales of $6.6 billion. The increases in net income attributable to Cummins Inc. and earnings per diluted share were driven by higher net sales and improved gross margins, partially offset by increased compensation costs, higher interest expense related to increased floating interest rates and new borrowings, the absence of recoveries associated with the suspension of our Russian operations and increased intangible asset amortization resulting from our acquisitions. The increase in gross margin was primarily due to higher volumes (including sales of axles and brakes from the Meritor acquisition) and favorable pricing, partially offset by higher compensation expenses.

	Six months ended June 30,
Operating Segments	2023				2022				Percent change
		Percent				Percent			2023 vs. 2022
In millions	Sales	of Total	EBITDA		Sales	of Total	EBITDA		Sales	EBITDA
Components	$6,982	41%	$993		$3,938	30%	$672		77%	48%
Engine	5,974	35%	882		5,528	43%	811		8%	9%
Distribution	5,001	29%	634		4,370	34%	407		14%	56%
Power Systems	2,800	16%	420		2,363	18%	218		18%	93%
Accelera	170	1%	(208)		73	1%	(144)		NM	(44)%
Intersegment eliminations	(3,836)	(22)%	(56)		(3,301)	(26)%	(154)		16%	(64)%
Total	$17,091	100%	$2,665	(1)	$12,971	100%	$1,810	(2)	32%	47%

"NM" - not meaningful information
(1) EBITDA includes $41 million of costs associated with the IPO and separation of Atmus. See NOTE 15, "FORMATION OF ATMUS AND IPO," to our Condensed Consolidated Financial Statements for additional information.

(2) EBITDA includes $111 million of costs associated with the indefinite suspension of our Russian operations and $46 million of costs associated with the planned separation of Atmus. See NOTE 14, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.

Net income attributable to Cummins Inc. was $1.5 billion, or $10.60 per diluted share, on sales of $17.1 billion for the six months ended June 30, 2023, versus the comparable prior year period net income attributable to Cummins Inc. of $1.1 billion, or $7.86 per diluted share, on sales of $13.0 billion. The increases in net income attributable to Cummins Inc. and earnings per diluted share were driven by higher net sales, improved gross margins and the absence of costs associated with the suspension of our Russian operations, partially offset by increased compensation expenses, increased interest expense related to increased floating interest rates and new borrowings, increased intangible asset amortization resulting from our acquisitions and higher consulting expenses. See NOTE 14, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information. The increase in gross margin was primarily due to higher volumes (including sales of axles and brakes from the Meritor acquisition) and favorable pricing, partially offset by higher compensation expenses.
We generated $978 million of cash from operations for the six months ended June 30, 2023, compared to $763 million for the comparable period in 2022. See the section titled "Cash Flows" in the "LIQUIDITY AND CAPITAL RESOURCES" section for a discussion of items impacting cash flows.
Our debt to capital ratio (total capital defined as debt plus equity) at June 30, 2023, was 40.4 percent, compared to 44.1 percent at December 31, 2022. The decrease was primarily due to the increased equity balance from strong earnings since December 31, 2022. At June 30, 2023, we had $2.3 billion in cash and marketable securities on hand and access to our $4.0 billion credit facilities, if necessary, to meet acquisition, working capital, investment and funding needs.
In July 2023, the Board authorized an increase to our quarterly dividend of approximately 7 percent from $1.57 per share to $1.68 per share.
On June 29, 2023, a share purchase agreement was executed with the minority shareholders of Hydrogenics Corporation (Hydrogenics) whereby we agreed to pay the minority shareholders $335 million for their 19 percent ownership, including the settlement of shareholder loans of $48 million. As part of the share purchase agreement, Hydrogenics entered into three non-interest-bearing promissory notes with $175 million paid on July 31, 2023, and the remaining $160 million due in three installments through 2025. See NOTE 16, "ACQUISITIONS," to the Condensed Consolidated Financial Statements for additional information.
On June 5, 2023, we entered into an amended and restated 364-day credit agreement that allows us to borrow up to $2.0 billion of unsecured funds at any time prior to June 3, 2024. This credit agreement amended and restated the prior $1.5 billion 364-day credit facility that was scheduled to mature on August 16, 2023. In connection with the 364-day credit agreement, effective June 5, 2023, we terminated our $500 million incremental 364-day credit agreement dated August 17, 2022.
On May 23, 2023, in connection with the Atmus IPO, Cummins issued approximately $350 million of commercial paper with certain lenders. On May 26, 2023, Atmus shares began trading on the New York Stock Exchange under the symbol "ATMU." The IPO was completed on May 30, 2023, whereby Cummins exchanged 19.5 percent (approximately 16 million shares) of its ownership in Atmus, at $19.50 per share, to retire $299 million of the commercial paper as proceeds from the offering through a non-cash transaction. As we still own 80.5 percent of Atmus shares, it remains included in our Condensed Consolidated Financial Statements. See NOTE 15, "FORMATION OF ATMUS AND IPO," to the Condensed Consolidated Financial Statements for additional information.
In May 2023, we agreed to purchase from the Forvia Group, Faurecia's U.S. and Europe commercial vehicle exhaust business for approximately €142 million, subject to final working capital and other adjustments. The transaction is expected to close in the fourth quarter.
On April 3, 2023, we purchased all of the equity ownership interest of Teksid Hierro de Mexico, S.A. de C.V. (Teksid MX) and Teksid, Inc. from Stellantis N.V. for approximately $150 million, subject to certain adjustments set forth in the agreement. See NOTE 16, "ACQUISITIONS," to the Condensed Consolidated Financial Statements for additional information.
In the first six months of 2023, our U.K. pension trusts' loss was 4.3 percent, while the investment gain on our U.S. pension trusts was 3.3 percent, excluding the Meritor plan as their return was not available at the time of filing. We anticipate making additional defined benefit pension contributions during the remainder of 2023 of $20 million for our U.S. and U.K. qualified and non-qualified pension plans. We expect our 2023 annual net periodic pension cost to be near zero.
As of the date of this filing, our credit ratings and outlooks from the credit rating agencies remain unchanged.

RESULTS OF OPERATIONS

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
In millions, except per share amounts	2023	2022	Amount	Percent	2023	2022	Amount	Percent
NET SALES	$8,638	$6,586	$2,052	31%	$17,091	$12,971	$4,120	32%
Cost of sales	6,490	4,860	(1,630)	(34)%	12,914	9,713	(3,201)	(33)%
GROSS MARGIN	2,148	1,726	422	24%	4,177	3,258	919	28%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	873	622	(251)	(40)%	1,626	1,237	(389)	(31)%
Research, development and engineering expenses	384	299	(85)	(28)%	734	597	(137)	(23)%
Equity, royalty and interest income from investees	133	95	38	40%	252	191	61	32%
Other operating expense, net	27	3	(24)	NM	46	114	68	60%
OPERATING INCOME	997	897	100	11%	2,023	1,501	522	35%
Interest expense	99	34	(65)	NM	186	51	(135)	NM
Other income (expense), net	51	(8)	59	NM	141	(17)	158	NM
INCOME BEFORE INCOME TAXES	949	855	94	11%	1,978	1,433	545	38%
Income tax expense	212	148	(64)	(43)%	435	303	(132)	(44)%
CONSOLIDATED NET INCOME	737	707	30	4%	1,543	1,130	413	37%
Less: Net income attributable to noncontrolling interests	17	5	(12)	NM	33	10	(23)	NM
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$720	$702	$18	3%	$1,510	$1,120	$390	35%
Diluted Earnings Per Common Share Attributable to Cummins Inc.	$5.05	$4.94	$0.11	2%	$10.60	$7.86	$2.74	35%

"NM" - not meaningful information

	Three months ended		Favorable/ (Unfavorable)	Six months ended		Favorable/ (Unfavorable)
	June 30,			June 30,
Percent of sales	2023	2022	Percentage Points	2023	2022	Percentage Points
Gross margin	24.9%	26.2%	(1.3)	24.4%	25.1%	(0.7)
Selling, general and administrative expenses	10.1%	9.4%	(0.7)	9.5%	9.5%	—
Research, development and engineering expenses	4.4%	4.5%	0.1	4.3%	4.6%	0.3

Net Sales
Net sales for the three months ended June 30, 2023, increased by $2.1 billion versus the comparable period in 2022. The primary drivers were as follows:
•Components segment sales increased 76 percent largely due to axles and brakes sales from the Meritor acquisition.
•Distribution segment sales increased 15 percent due to higher demand across all product lines, especially in North America.
•Power Systems segment sales increased 21 percent primarily due to higher demand in power generation markets.
•Engine segment sales increased 8 percent principally due to strong heavy-duty and medium-duty truck demand in North America.
These increases were partially offset by unfavorable foreign currency fluctuations of 1 percent of total sales, primarily in the Chinese renminbi, Indian rupee and Australian dollar.

Net sales for the six months ended June 30, 2023, increased $4.1 billion versus the comparable period in 2022. The primary drivers were as follows:
•Components segment sales increased 77 percent largely due to axles and brakes sales from the Meritor acquisition.
•Distribution segment sales increased 14 percent principally due to higher demand across all product lines, especially in North America.
•Engine segment sales increased 8 percent due to strong heavy-duty and medium-duty truck demand (including higher aftermarket sales) in North America.
•Power Systems segment sales increased 18 percent primarily due to higher demand in power generation markets.
These increases were partially offset by unfavorable foreign currency fluctuations of 2 percent of total sales, primarily in the Chinese renminbi, Indian rupee, Australian dollar, British pound and Euro.
Sales to international markets (excluding the U.S. and Canada), based on location of customers, for the three and six months ended June 30, 2023, were 39 percent and 39 percent of total net sales compared with 39 percent and 40 percent of total net sales for the comparable periods in 2022. A more detailed discussion of sales by segment is presented in the “OPERATING SEGMENT RESULTS” section.
Cost of Sales
The types of expenses included in cost of sales are the following: parts and material consumption, including direct and indirect materials; compensation and related expenses including variable compensation, salaries and fringe benefits; depreciation on production equipment and facilities and amortization of technology intangibles; estimated costs of warranty programs and campaigns; production utilities; production-related purchasing; warehousing, including receiving and inspection; freight costs; engineering support costs; repairs and maintenance; production and warehousing facility property insurance; rent for production facilities; charges for the write-downs of inventories in Russia and other production overhead.
Gross Margin
Gross margin increased $422 million for the three months ended June 30, 2023 and decreased 1.3 points as a percentage of net sales versus the comparable period in 2022. The increase in gross margin was primarily due to higher volumes (including sales of axles and brakes from the Meritor acquisition) and favorable pricing, partially offset by higher compensation expenses. Compensation and related expenses include variable compensation, salaries and fringe benefits. The 1.3 percentage point decrease in gross margin as a percentage of sales was principally due to the addition of Meritor activity, which has a lower gross margin percentage than our legacy business, and the absence of inventory recoveries associated with the suspension of our Russian operations.
Gross margin increased $919 million for the six months ended June 30, 2023 and decreased 0.7 points as a percentage of sales versus the comparable period in 2022. The increase in gross margin was primarily due to higher volumes (including sales of axles and brakes from the Meritor acquisition) and favorable pricing, partially offset by higher compensation expenses. The 0.7 percentage point decrease in gross margin as a percentage of sales was principally due to the addition of Meritor activity, which has a lower gross margin percentage than our legacy business.
The provision for base warranties issued as a percent of sales for the three and six months ended June 30, 2023, was 1.8 percent and 1.8 percent, respectively, compared to 2.2 percent and 2.1 percent for the comparable periods in 2022.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $251 million for the three months ended June 30, 2023, versus the comparable period in 2022, primarily due to higher compensation expenses and higher consulting expenses. Compensation and related expenses include variable compensation, salaries and fringe benefits. Overall, selling, general and administrative expenses as a percentage of net sales increased to 10.1 percent in the three months ended June 30, 2023, from 9.4 percent in the comparable period in 2022, as selling, general and administrative expenses increased at a faster rate than net sales.
Selling, general and administrative expenses increased $389 million for the six months ended June 30, 2023, versus the comparable period in 2022, primarily due to higher compensation expenses and higher consulting expenses. Overall, selling, general and administrative expenses, as a percentage of sales, remained flat at 9.5 percent.

Research, Development and Engineering Expenses
Research, development and engineering expenses increased $85 million for the three months ended June 30, 2023, versus the comparable period in 2022, primarily due to higher compensation expenses, higher consulting expenses and lower expense recovery. Compensation and related expenses include variable compensation, salaries and fringe benefits. Overall, research, development and engineering expenses as a percentage of net sales decreased to 4.4 percent in the three months ended June 30, 2023, from 4.5 percent in the comparable period in 2022, as research, development and engineering expenses increased at a slower rate than net sales.
Research, development and engineering expenses increased $137 million for the six months ended June 30, 2023, versus the comparable period in 2022, primarily due to higher compensation costs, lower expense recovery and higher consulting expenses. Overall, research, development and engineering expenses as a percentage of sales decreased to 4.3 percent in the six months ended June 30, 2023, from 4.6 percent in the comparable period in 2022, as research, development and engineering expenses increased at a slower rate than net sales.
Research activities continue to focus on development of new products to meet future emission standards around the world, improvements in fuel economy performance of diesel and natural gas-powered engines and related components as well as development activities around battery electric, fuel cell electric, hydrogen engine and hydrogen production solutions.
Equity, Royalty and Interest Income from Investees
Equity, royalty and interest income from investees increased $38 million for the three months ended June 30, 2023, versus the comparable period in 2022, primarily due higher earnings at Dongfeng Cummins Engine Co., Ltd., joint venture earnings from the Meritor acquisition and higher royalty and interest income from investees.
Equity, royalty and interest income from investees increased $61 million for the six months ended June 30, 2023, versus the comparable period in 2022, mainly due to the absence of the $28 million impairment of our Russian joint venture with KAMAZ and joint venture earnings from the Meritor acquisition. See NOTE 14, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.
Other Operating Expense, Net
Other operating (expense) income, net was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2023	2022	2023	2022
Amortization of intangible assets	$(34)	$(9)	$(66)	$(14)
Loss on write-off of assets	(1)	(3)	(2)	(8)
Royalty income, net	10	3	11	5
Russian suspension recoveries (cost)(1)	—	7	—	(61)
Asset impairments and other charges	—	—	—	(36)
Other, net	(2)	(1)	11	—
Total other operating expense, net	$(27)	$(3)	$(46)	$(114)

(1) See NOTE 14, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.

Interest Expense
Interest expense was $99 million and $186 million for the three and six months ended June 30, 2023, versus $34 million and $51 million for the comparable periods in 2022. Interest expense increased $65 million and $135 million primarily due to the overall increase in floating interest rates, higher short-term borrowings (including commercial paper) and new term loan borrowings.

Other Income (Expense), Net
Other income (expense), net was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2023	2022	2023	2022
Non-service pension and OPEB income	$31	$32	$62	$65
Interest income	25	7	43	15
Gain (loss) on marketable securities, net	3	(5)	8	(9)
Gain (loss) on corporate owned life insurance	1	(48)	20	(85)
Foreign currency (loss) gain, net	(11)	(1)	1	(13)
Other, net	2	7	7	10
Total other income (expense), net	$51	$(8)	$141	$(17)

Income Tax Expense
Our effective tax rate for 2023 is expected to approximate 22.0 percent, excluding any discrete items that may arise.
Our effective tax rates for the three and six months ended June 30, 2023, were 22.3 percent and 22.0 percent, respectively. Our effective tax rates for the three and six months ended June 30, 2022, were 17.3 percent and 21.1 percent, respectively.
The three months ended June 30, 2023, contained net unfavorable discrete tax items of $3 million.
The six months ended June 30, 2023, contained net discrete tax amounts of zero, as the result of offsetting amounts for the first two quarters, primarily due to share-based compensation tax benefits and other discrete items.
The three months ended June 30, 2022, contained favorable discrete items of $36 million, primarily due to $36 million of favorable changes in tax reserves, $10 million of favorable changes associated with the indefinite suspension in our Russian operations and $8 million of net favorable other discrete tax items, partially offset by $18 million of unfavorable tax costs associated with internal restructuring ahead of the planned separation of Atmus.
The six months ended June 30, 2022, contained favorable net discrete tax items of $5 million, primarily due to $27 million of favorable changes in tax reserves and $4 million of net favorable other discrete tax items, partially offset by $18 million of unfavorable tax costs associated with internal restructuring ahead of the planned separation of Atmus and $8 million of unfavorable changes associated with the indefinite suspension in our Russian operations.
Noncontrolling Interests
Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities. Noncontrolling interests in income of consolidated subsidiaries for the three and six months ended June 30, 2023, increased $12 million and $23 million versus the comparable periods in 2022 primarily due to higher earnings at Cummins India Limited and Eaton Cummins Joint Venture.

Comprehensive Income - Foreign Currency Translation Adjustment
The foreign currency translation adjustment was a net loss of $110 million and $28 million, respectively, for the three and six months ended June 30, 2023, compared to a net loss of $245 million and $241 million, respectively, for the three and six months ended June 30, 2022, driven by the following:

	Three months ended
	June 30,
	2023		2022
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly-owned subsidiaries	$(72)	Chinese renminbi, partially offset by Brazilian real and British pound	$(175)	Chinese renminbi, Indian rupee
Equity method investments	(36)	Chinese renminbi	(55)	Chinese renminbi
Consolidated subsidiaries with a noncontrolling interest	(2)	Chinese renminbi	(15)	Indian rupee
Total	$(110)		$(245)

	Six months ended
	June 30,
	2023		2022
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly-owned subsidiaries	$1	Chinese renminbi, partially offset by Brazilian real, British pound and Euro	$(159)	Chinese renminbi, Indian rupee
Equity method investments	(30)	Chinese renminbi, partially offset by Brazilian real	(59)	Chinese renminbi
Consolidated subsidiaries with a noncontrolling interest	1	Indian rupee, partially offset by Chinese renminbi	(23)	Indian rupee
Total	$(28)		$(241)

OPERATING SEGMENT RESULTS
As previously announced, beginning in the first quarter of 2023, we realigned certain businesses and regions within our reportable segments to be consistent with how our segment managers monitor the performance of our segments. We reorganized the businesses within our Components segment to carve out the electronics business into the newly formed software and electronics business and combined the turbo technologies and fuel systems businesses into the newly formed engine components business. On May 26, 2023, we changed the name of our Components' filtration business to Atmus with the IPO. Our Components segment now consists of the following businesses: axles and brakes, emission solutions, engine components, Atmus, automated transmissions and software and electronics. In the first quarter of 2023, as a result of the indefinite suspension of operations in Russia, we reorganized the regional management structure of our Distribution segment and moved all Commonwealth of Independent States (CIS) sales into the Europe and Africa and Middle East regions. The Russian portion of prior period CIS sales moved to the Europe region. In March 2023, we rebranded our New Power segment as "Accelera" to better represent our commitment to zero-emission technologies. In addition, we moved our NPROXX joint venture from the Accelera segment to the Engine segment, which adjusted both the equity, royalty and interest income from investees and segment EBITDA line items for the current and prior year. We started to report results for the changes within our operating segments effective January 1, 2023, and reflected these changes in the historical periods presented. See NOTE 15, "FORMATION OF ATMUS AND IPO," to our Condensed Consolidated Financial Statements for additional information about the Atmus IPO.
Our reportable operating segments consist of the Components, Engine, Distribution, Power Systems and Accelera segments. This reporting structure is organized according to the products and markets each segment serves. We use segment EBITDA as the basis for the Chief Operating Decision Maker to evaluate the performance of each of our reportable operating segments. We believe EBITDA is a useful measure of our operating performance as it assists investors and debt holders in comparing our performance on a consistent basis without regard to financing methods, capital structure, income taxes or depreciation and amortization methods, which can vary significantly depending upon many factors. Segment amounts exclude certain expenses not specifically identifiable to segments. See NOTE 17, "OPERATING SEGMENTS," to the Condensed Consolidated Financial Statements for additional information and a reconciliation of our segment information to the corresponding amounts in our Condensed Consolidated Statements of Net Income.
Following is a discussion of results for each of our operating segments.
Components Segment Results
Financial data for the Components segment was as follows:

	Three months ended			Favorable/		Six months ended			Favorable/
	June 30,			(Unfavorable)		June 30,			(Unfavorable)
In millions	2023		2022	Amount	Percent	2023		2022	Amount	Percent
External sales	$2,924		$1,477	$1,447	98%	$5,967		$2,994	$2,973	99%
Intersegment sales	501		473	28	6%	1,015		944	71	8%
Total sales	3,425		1,950	1,475	76%	6,982		3,938	3,044	77%
Research, development and engineering expenses	103		73	(30)	(41)%	194		149	(45)	(30)%
Equity, royalty and interest income from investees	24		9	15	NM	45		37	8	22%
Interest income	7		2	5	NM	13		3	10	NM
Russian suspension (recoveries) costs (1)	—		(2)	(2)	(100)%	—		4	4	100%
Segment EBITDA	486	(2)	352	134	38%	993	(3)	672	321	48%

				Percentage Points					Percentage Points
Segment EBITDA as a percentage of total sales	14.2%		18.1%		(3.9)	14.2%		17.1%		(2.9)

"NM" - not meaningful information
(1) See NOTE 14, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.
(2) Includes $18 million of costs associated with the IPO and separation of Atmus.
(3) Includes $30 million of costs associated with the IPO and separation of Atmus.

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
Sales for our Components segment by business, including adjusted prior year balances for the changes noted above, were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
In millions	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Axles and brakes	$1,249	$—	$1,249	NM	$2,521	$—	$2,521	NM
Emission solutions	964	863	101	12%	2,020	1,773	247	14%
Engine components	557	503	54	11%	1,138	1,005	133	13%
Atmus	417	391	26	7%	834	773	61	8%
Automated transmissions	179	143	36	25%	358	277	81	29%
Software and electronics	59	50	9	18%	111	110	1	1%
Total sales	$3,425	$1,950	$1,475	76%	$6,982	$3,938	$3,044	77%

"NM" - not meaningful information

Sales
Components segment sales for the three months ended June 30, 2023, increased $1.5 billion versus the comparable period in 2022. The following were the primary drivers by business:
•Axles and brakes sales added $1.2 billion in sales due to the Meritor acquisition.
•Emission solutions sales increased $101 million primarily due to stronger demand in China and North America.
•Engine components sales increased $54 million largely due to higher demand in China.
Components segment sales for the six months ended June 30, 2023, increased $3.0 billion versus the comparable period in 2022. The following were the primary drivers by business:
•Axles and brakes sales added $2.5 billion in sales due to the Meritor acquisition.
•Emission solutions sales increased $247 million principally due to stronger demand in North America and China.
•Engine components sales increased $133 million mainly due to higher demand in China and North America.
Segment EBITDA
Components segment EBITDA for the three months ended June 30, 2023, increased $134 million versus the comparable period in 2022, mainly due to higher volumes (including sales of axles and brakes from the Meritor acquisition), improved pricing and favorable mix, partially offset by higher compensation expenses.
Components segment EBITDA for the six months ended June 30, 2023, increased $321 million versus the comparable period in 2022, primarily due to higher volumes (including sales of axles and brakes from the Meritor acquisition) and favorable pricing, partially offset by higher compensation expenses.

Engine Segment Results
Financial data for the Engine segment was as follows:

	Three months ended		Favorable/		Six months ended			Favorable/
	June 30,		(Unfavorable)		June 30,			(Unfavorable)
In millions	2023	2022	Amount	Percent	2023	2022		Amount	Percent
External sales	$2,263	$2,092	$171	8%	$4,515	$4,141		$374	9%
Intersegment sales	725	683	42	6%	1,459	1,387		72	5%
Total sales	2,988	2,775	213	8%	5,974	5,528		446	8%
Research, development and engineering expenses	148	116	(32)	(28)%	282	225		(57)	(25)%
Equity, royalty and interest income from investees	71	58	13	22%	136	100	(1)	36	36%
Interest income	7	1	6	NM	10	5		5	100%
Russian suspension costs	—	1	1	100%	—	33	(2)	33	100%
Segment EBITDA	425	421	4	1%	882	811		71	9%

			Percentage Points					Percentage Points
Segment EBITDA as a percentage of total sales	14.2%	15.2%		(1.0)	14.8%	14.7%			0.1

"NM" - not meaningful information
(1) Includes a $28 million impairment of our joint venture with KAMAZ and $3 million of royalty charges as part of our costs associated with the indefinite suspension of our Russian operations. See NOTE 14, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.

(2) Includes $31 million of Russian suspension costs reflected in the equity, royalty and interest income from investees line above. See NOTE 14, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.

Sales for our Engine segment by market were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
In millions	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Heavy-duty truck	$1,117	$1,001	$116	12%	$2,231	$1,909	$322	17%
Medium-duty truck and bus	942	875	67	8%	1,845	1,723	122	7%
Light-duty automotive	445	456	(11)	(2)%	884	954	(70)	(7)%
Total on-highway	2,504	2,332	172	7%	4,960	4,586	374	8%
Off-highway	484	443	41	9%	1,014	942	72	8%
Total sales	$2,988	$2,775	$213	8%	$5,974	$5,528	$446	8%

			Percentage Points				Percentage Points
On-highway sales as percentage of total sales	84%	84%		—	83%	83%		—

Unit shipments by engine classification (including unit shipments to Power Systems and off-highway engine units included in their respective classification) were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Heavy-duty	36,400	30,900	5,500	18%	71,100	59,500	11,600	19%
Medium-duty	76,000	68,800	7,200	10%	154,900	141,400	13,500	10%
Light-duty	53,600	60,400	(6,800)	(11)%	108,600	126,900	(18,300)	(14)%
Total unit shipments	166,000	160,100	5,900	4%	334,600	327,800	6,800	2%

Sales
Engine segment sales for the three months ended June 30, 2023, increased $213 million versus the comparable period in 2022. The following were the primary drivers by market:
•Heavy-duty truck sales increased $116 million principally due to stronger demand in North America and China.
•Medium-duty truck and bus sales increased $67 million mainly due to higher demand, especially in North America with shipments up 18 percent.
Engine segment sales for the six months ended June 30, 2023, increased $446 million versus the comparable period in 2022. The following were the primary drivers by market:
•Heavy-duty truck sales increased $322 million principally due to higher demand (including higher aftermarket sales), especially in North America with shipments up 18 percent.
•Medium-duty truck and bus sales increased $122 million mainly due to higher demand (including higher aftermarket sales) especially in North America.
These increases were partially offset by decreased light-duty automotive sales of $70 million primarily due to our indefinite suspension of operations in Russia.
Segment EBITDA
Engine segment EBITDA for the three months ended June 30, 2023, increased $4 million versus the comparable period in 2022, primarily due to favorable pricing, partially offset by higher compensation expenses and increased material costs.
Engine segment EBITDA for the six months ended June 30, 2023, increased $71 million versus the comparable period in 2022, mainly due to favorable pricing, partially offset by higher compensation expenses.
Distribution Segment Results
Financial data for the Distribution segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
In millions	2023	2022	Amount	Percent	2023	2022	Amount	Percent
External sales	$2,576	$2,247	$329	15%	$4,975	$4,358	$617	14%
Intersegment sales	19	6	13	NM	26	12	14	NM
Total sales	2,595	2,253	342	15%	5,001	4,370	631	14%
Research, development and engineering expenses	15	13	(2)	(15)%	29	26	(3)	(12)%
Equity, royalty and interest income from investees	24	21	3	14%	48	37	11	30%
Interest income	8	3	5	NM	15	5	10	NM
Russian suspension (recoveries) costs (1)	—	(45)	(45)	(100)%	—	55	55	100%
Segment EBITDA	299	297	2	1%	634	407	227	56%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	11.5%	13.2%		(1.7)	12.7%	9.3%		3.4

"NM" - not meaningful information
(1) See NOTE 14, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.

Sales for our Distribution segment by region, including adjusted prior year balances for the changes noted above, were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
In millions	2023	2022	Amount	Percent	2023	2022	Amount	Percent
North America	$1,797	$1,494	$303	20%	$3,492	$2,861	$631	22%
Asia Pacific	266	242	24	10%	506	488	18	4%
Europe	213	248	(35)	(14)%	408	529	(121)	(23)%
China	113	99	14	14%	215	182	33	18%
Africa and Middle East	80	61	19	31%	142	111	31	28%
India	65	53	12	23%	124	102	22	22%
Latin America	61	56	5	9%	114	97	17	18%
Total sales	$2,595	$2,253	$342	15%	$5,001	$4,370	$631	14%

Sales for our Distribution segment by product line were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
In millions	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Parts	$1,019	$990	$29	3%	$2,076	$1,914	$162	8%
Power generation	614	441	173	39%	1,106	842	264	31%
Engines	531	429	102	24%	987	870	117	13%
Service	431	393	38	10%	832	744	88	12%
Total sales	$2,595	$2,253	$342	15%	$5,001	$4,370	$631	14%

Sales
Distribution segment sales for the three months ended June 30, 2023, increased $342 million versus the comparable period in 2022. The primary driver was an increase in North American sales of $303 million due to higher demand in all product lines (mainly power generation and aftermarket products). The increase was partially offset by unfavorable foreign currency fluctuations, primarily in the Australian dollar, Canadian dollar, South African rand and Chinese renminbi.
Distribution segment sales for the six months ended June 30, 2023, increased $631 million versus the comparable period in 2022. The primary driver was an increase in North American sales of $631 million due to higher demand in all product lines.
The increase was partially offset by the following:
•European sales decreased $121 million as a result of our indefinite suspension of operations in Russia.
•Unfavorable foreign currency fluctuations, primarily in the Australian dollar, Canadian dollar, Chinese renminbi, Indian rupee and South African rand.
Segment EBITDA
Distribution segment EBITDA for the three months ended June 30, 2023, increased $2 million versus the comparable period in 2022, primarily due to increased volumes and favorable mix, partially offset by higher compensation expenses and the absence of recoveries associated with the suspension of our Russian operations. See NOTE 14, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.
Distribution segment EBITDA for the six months ended June 30, 2023, increased $227 million versus the comparable period in 2022, primarily due to increased volumes, favorable mix and improved pricing, partially offset by higher compensation expenses.

Power Systems Segment Results
Financial data for the Power Systems segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
In millions	2023	2022	Amount	Percent	2023	2022	Amount	Percent
External sales	$794	$734	$60	8%	$1,473	$1,417	$56	4%
Intersegment sales	663	469	194	41%	1,327	946	381	40%
Total sales	1,457	1,203	254	21%	2,800	2,363	437	18%
Research, development and engineering expenses	66	58	(8)	(14)%	129	122	(7)	(6)%
Equity, royalty and interest income from investees	18	10	8	80%	31	21	10	48%
Interest income	2	1	1	100%	4	2	2	100%
Russian suspension (recoveries) costs (1)	—	(1)	(1)	(100)%	—	19	19	100%
Segment EBITDA	201	128	73	57%	420	218	202	93%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	13.8%	10.6%		3.2	15.0%	9.2%		5.8

(1) See NOTE 14, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.
Sales for our Power Systems segment by product line were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
In millions	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Power generation	$854	$657	$197	30%	$1,624	$1,321	$303	23%
Industrial	468	428	40	9%	923	821	102	12%
Generator technologies	135	118	17	14%	253	221	32	14%
Total sales	$1,457	$1,203	$254	21%	$2,800	$2,363	$437	18%

Sales
Power Systems segment sales for the three months ended June 30, 2023, increased $254 million versus the comparable period in 2022. The primary driver was an increase in power generation sales of $197 million mainly due to higher demand in North America, India, Asia Pacific, Western Europe and Mexico. The increase was partially offset by unfavorable foreign currency fluctuations, primarily in the Indian rupee and Chinese renminbi.
Power Systems segment sales for the six months ended June 30, 2023, increased $437 million versus the comparable period in 2022. The following were the primary drivers by product line:
•Power generation sales increased $303 million mainly due to higher demand in North America, India and Asia Pacific.
•Industrial sales increased $102 million principally due to improved demand in oil and gas market in North America and global mining markets.
These increases were partially offset by unfavorable foreign currency fluctuations, primarily in the Indian rupee and Chinese renminbi.
Segment EBITDA
Power Systems segment EBITDA for the three months ended June 30, 2023, increased $73 million versus the comparable period in 2022, mainly due to increased volumes and favorable pricing, partially offset by higher compensation expenses and severance costs.
Power Systems segment EBITDA for the six months ended June 30, 2023, increased $202 million versus the comparable period in 2022, primarily due to favorable pricing and increased volumes, partially offset by higher compensation expenses and severance costs.

Accelera Segment Results
Financial data for the Accelera segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
In millions	2023	2022	Amount	Percent	2023	2022	Amount	Percent
External sales	$81	$36	$45	NM	$161	$61	$100	NM
Intersegment sales	4	6	(2)	(33)%	9	12	(3)	(25)%
Total sales	85	42	43	NM	170	73	97	NM
Research, development and engineering expenses	52	39	(13)	(33)%	100	75	(25)	(33)%
Equity, royalty and interest loss from investees	(4)	(3)	(1)	(33)%	(8)	(4)	(4)	(100)%
Interest income	1	—	1	NM	1	—	1	NM
Segment EBITDA	(114)	(79)	(35)	(44)%	(208)	(144)	(64)	(44)%

"NM" - not meaningful information

Accelera segment sales for the three months ended June 30, 2023, increased $43 million versus the comparable period in 2022 principally due to incremental sales of central drive systems, e-axles and accessory systems since the acquisitions of Siemens' Commercial Vehicles Propulsion business and Meritor's electric powertrain business.
Accelera segment sales for the six months ended June 30, 2023, increased $97 million versus the comparable period in 2022 principally due to incremental sales of central drive systems, e-axles and accessory systems since the acquisitions of Siemens' Commercial Vehicles Propulsion business and Meritor's electric powertrain business, as well as improved electrified components and fuel cell sales.

OUTLOOK
Supply Chain Disruptions
We continue to experience supply chain disruptions, increased price levels and related financial impacts reflected as increased cost of sales and inventory holdings. Our industry continues to be unfavorably impacted by supply chain constraints leading to shortages and price increases across multiple component categories and limiting our collective ability to meet end-user demand. Our customers are also experiencing supply chain issues. The Board continues to monitor and evaluate all of these factors and the related impacts on our business and operations and we are diligently working to minimize the supply chain impacts to our business and to our customers.
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
•We expect the ongoing separation of Atmus, our filtration business, into a stand-alone company, will continue to result in incremental expenses.

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

Dollars in millions	June 30, 2023	December 31, 2022
Working capital (1)	$4,365	$3,030
Current ratio	1.40	1.27
Accounts and notes receivable, net	$5,863	$5,202
Days' sales in receivables	59	60
Inventories	$6,026	$5,603
Inventory turnover	4.3	4.2
Accounts payable (principally trade)	$4,308	$4,252
Days' payable outstanding	60	60
Total debt	$7,700	$7,855
Total debt as a percent of total capital	40.4%	44.1%

(1) Working capital includes cash and cash equivalents.
Cash Flows
Cash and cash equivalents were impacted as follows:

	Six months ended
	June 30,
In millions	2023	2022	Change
Net cash provided by operating activities	$978	$763	$215
Net cash used in investing activities	(606)	(576)	(30)
Net cash used in financing activities	(603)	(391)	(212)
Effect of exchange rate changes on cash and cash equivalents	(68)	74	(142)
Net decrease in cash and cash equivalents	$(299)	$(130)	$(169)

Net cash provided by operating activities increased $215 million for the six months ended June 30, 2023, versus the comparable period in 2022, primarily due to higher net income of $413 million, partially offset by higher working capital requirement of $179 million and the absence of Russian suspension costs, net of recoveries, in 2023 of $111 million. The higher working capital requirements resulted in a cash outflow of $849 million compared to a cash outflow of $670 million in the comparable period of 2022, mainly due to unfavorable changes in accounts and notes receivable and accounts payable, partially offset by increased accrued expenses (from higher variable compensation accruals in 2023 and higher variable compensation payments in the first quarter of 2022 for the previous year).
Net cash used in investing activities increased $30 million for the six months ended June 30, 2023, versus the comparable period in 2022, primarily due to higher capital expenditures of $163 million, partially offset by lower acquisition of businesses, net of cash acquired of $111 million.
Net cash used in financing activities increased $212 million for the six months ended June 30, 2023, versus the comparable period in 2022, primarily due to higher net payments of commercial paper of $1.1 billion and higher payments on borrowings and finance lease obligations of $157 million (largely related to term loan payments), partially offset by higher proceeds from borrowings of $681 million (including $650 million of Atmus debt) and the absence of repurchases of common stock of $347 million.
The effect of exchange rate changes on cash and cash equivalents for the six months ended June 30, 2023, versus the comparable period in 2022, changed $142 million primarily due to unfavorable fluctuations in the British pound, partially offset by the Chinese renminbi.

Sources of Liquidity
We generate significant ongoing cash flow. Cash provided by operations is our principal source of liquidity with $978 million generated in the six months ended June 30, 2023. Our sources of liquidity include:

	June 30, 2023
In millions	Total	U.S.	International	Primary location of international balances
Cash and cash equivalents	$1,802	$805	$997	Singapore, China, Belgium, Australia, Canada, Mexico
Marketable securities (1)	512	90	422	India
Total	$2,314	$895	$1,419
Available credit capacity
Revolving credit facilities (2)	$2,383
Atmus revolving credit facility (3)	$350
International and other uncommitted domestic credit facilities	$221

(1) The majority of marketable securities could be liquidated into cash within a few days.
(2) The five-year credit facility for $2.0 billion and the 364-day credit facility for $2.0 billion, maturing August 2026 and June 2024, respectively, are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. At June 30, 2023, we had $1.6 billion of commercial paper outstanding, which effectively reduced our available capacity under our revolving credit facilities to $2.4 billion.

(3) In February 2023, Atmus entered into a $400 million revolving credit facility. At June 30, 2023, they had $50 million of outstanding borrowings, which effectively reduced the available capacity under the revolving credit facility to $350 million.

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
Divestiture of Atmus
On May 23, 2023, in connection with the Atmus IPO, Cummins issued approximately $350 million of commercial paper with certain lenders. On May 26, 2023, Atmus shares began trading on the New York Stock Exchange under the symbol "ATMU." The IPO was completed on May 30, 2023, whereby Cummins exchanged 19.5 percent (approximately 16 million shares) of its ownership in Atmus, at $19.50 per share, to retire $299 million of the commercial paper as proceeds from the offering through a non-cash transaction. In exchange for the filtration business, Atmus also transferred to Cummins consideration of approximately $650 million. The commercial paper issued and retired through the IPO proceeds, coupled with the $650 million received, is intended to be used for the retirement of our historical debt, dividends and share repurchases. See NOTE 15, "FORMATION OF ATMUS AND IPO," to the Condensed Consolidated Financial Statements for additional information.
Debt Facilities and Other Sources of Liquidity
On June 5, 2023, we entered into an amended and restated 364-day credit agreement that allows us to borrow up to $2.0 billion of unsecured funds at any time prior to June 3, 2024. This credit agreement amended and restated the prior $1.5 billion 364-day credit facility that matured on August 16, 2023. In connection with the 364-day credit agreement, effective June 5, 2023, we terminated our $500 million incremental 364-day credit agreement dated August 17, 2022.

We have access to committed credit facilities totaling $4.0 billion, including our $2.0 billion 364-day facility that expires June 3, 2024, and our $2.0 billion five-year facility that expires on August 18, 2026. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. We intend to maintain credit facilities at the current or higher aggregate amounts by renewing or replacing these facilities at or before expiration. There were no outstanding borrowings under these facilities at June 30, 2023.
We can issue up to $4.0 billion of unsecured, short-term promissory notes (commercial paper) pursuant to the Board authorized commercial paper programs. These programs facilitate the private placement of unsecured short-term debt through third-party brokers. We intend to use the net proceeds from the commercial paper borrowings for acquisitions and general corporate purposes. The total combined borrowing capacity under the revolving credit facilities and commercial programs should not exceed $4.0 billion. At June 30, 2023, we had $1.6 billion of commercial paper outstanding, which effectively reduced our available capacity under our revolving credit facilities to $2.4 billion.
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
On February 15, 2023, certain of our subsidiaries entered into an amendment to the $1.0 billion credit agreement (Credit Agreement), consisting of a $400 million revolving credit facility and a $600 million term loan facility, in anticipation of the separation of our filtration business, which extended the date on which the Credit Agreement terminates from March 30, 2023 to June 30, 2023. On May 26, 2023, Atmus drew down the entire $600 million term loan facility and borrowed $50 million under the revolving credit facility for use as partial consideration for the filtration business. Borrowings under the Credit Agreement mature in September 2027 and bear interest at varying rates, depending on the type of loan and, in some cases, the rates of designated benchmarks and the applicable borrower’s election. Generally, U.S. dollar-denominated loans bear interest at adjusted term Secured Overnight Financing Rate (SOFR) (which includes a 0.10 percent credit spread adjustment to term SOFR) for the applicable interest period plus a rate ranging from 1.125 percent to 1.75 percent. The Credit Agreement contains customary events of default and financial and other covenants, including maintaining a net leverage ratio of 4.0 to 1.0 and a minimum interest coverage ratio of 3.0 to 1.0.
As a well-known seasoned issuer, we filed an automatic shelf registration of an undetermined amount of debt and equity with the Securities and Exchange Commission (SEC) on February 8, 2022. Under this shelf registration we may offer, from time to time, debt securities, common stock, preferred and preference stock, depositary shares, warrants, stock purchase contracts and stock purchase units.
On July 3, 2023, the Financial Conduct Authority published a statement confirming that the U.S. dollar LIBOR panel had ceased. The Alternative Reference Rates Committee identified SOFR as its preferred alternative rate for U.S. dollar LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. We evaluated the potential impact of the replacement of the LIBOR benchmark interest rate including risk management, internal operational readiness and monitoring the Financial Accounting Standards Board standard-setting process to address financial reporting issues that might arise in connection with transition from LIBOR to a new benchmark rate. The change had no material impact due to our operational and system readiness coupled with relevant contractual fallback language. In anticipation of LIBOR's phase out, our revolving credit and term loan agreements incorporated the use of SOFR as a replacement for LIBOR. Our 5-year credit facility maturing August 18, 2026, as amended to date, also incorporates SOFR. Additionally, with respect to our $1.2 billion in LIBOR-based fixed to variable rate swaps maturing in 2025 and 2030, we reviewed and believe our adherence to the 2020 LIBOR fallback protocol allowed for a smooth transition to the designated replacement rate.
Supply Chain Financing
We currently have supply chain financing programs with financial intermediaries, which provide certain vendors the option to be paid by financial intermediaries earlier than the due date on the applicable invoice. When a vendor utilizes the program and receives an early payment from a financial intermediary, they take a discount on the invoice. We then pay the financial intermediary the face amount of the invoice on the original due date. The maximum amount that we could have outstanding under the program was $482 million. We do not reimburse vendors for any costs they incur for participation in the program, their participation is completely voluntary and there are no assets pledged as security or other forms of guarantees provided for the committed payment to the finance provider or intermediary. As a result, all amounts owed to the financial intermediaries are presented as accounts payable in our Condensed Consolidated Balance Sheets. Amounts due to the financial intermediaries reflected in accounts payable at June 30, 2023, were $231 million.
Uses of Cash
Dividends
We paid dividends of $445 million during the six months ended June 30, 2023. In July 2023, the Board authorized an increase to our quarterly dividend of approximately 7 percent from $1.57 per share to $1.68 per share.
Capital Expenditures
Capital expenditures for the six months ended June 30, 2023, were $414 million versus $251 million in the comparable period in 2022. We continue to invest in new product lines and targeted capacity expansions. We plan to spend an estimated $1.2 billion to $1.3 billion in 2023 on capital expenditures with over 60 percent of these expenditures expected to be invested in North America.
Acquisitions
Acquisitions for the six months ended June 30, 2023, were as follows:

Entity Acquired (Dollars in millions)	Date of Acquisition	Additional Percent Interest Acquired	Payments to Former Owners	Acquisition Related Debt Retirements	Total Purchase Consideration(1)
Hydrogenics Corporation (Hydrogenics)	06/29/23	19%	$287	$48	$335
Teksid Hierro de Mexico, S.A. de C.V. (Teksid MX)	04/03/23	100%	150	—	150

(1) The "Total Purchase Consideration" represents the total amount that will or is estimated to be paid to complete the acquisition. Hydrogenics entered into three non-interest-bearing promissory notes with $175 million paid on July 31, 2023, and the remaining $160 million due in three installments through 2025.

See NOTE 16, "ACQUISITIONS," to our Condensed Consolidated Financial Statements for additional information.
Current Maturities of Short and Long-Term Debt
We had $1.6 billion of commercial paper outstanding at June 30, 2023, that matures in less than one year. The maturity schedule of our existing long-term debt requires significant cash outflows in 2023 when our 3.65 percent senior notes are due and in 2025 when our term loan and 0.75 percent senior notes are due. Required annual long-term debt principal payments range from $9 million to $2.0 billion over the next five years (including the remainder of 2023). In 2023, we intend to have a greater emphasis on the repayment of debt to maintain our strong credit ratings. See NOTE 9, "DEBT," to the Condensed Consolidated Financial Statements for additional information.
Pensions
Our global pension plans, including our unfunded and non-qualified plans, were 120 percent funded at December 31, 2022. Our U.S. defined benefit plans (qualified and non-qualified), which represented approximately 69 percent of the worldwide pension obligation, were 121 percent funded, and our U.K. defined benefit plans were 119 percent funded at December 31, 2022. The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans. In the first six months of 2023, our U.K. pension trusts' loss was 4.3 percent, while the investment gain on our U.S. pension trusts was 3.3 percent, excluding the Meritor plan as their return was not available at the time of filing. We anticipate making additional defined benefit pension contributions during the remainder of 2023 of $20 million for our U.S. and U.K. qualified and non-qualified pension plans. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2023 annual net periodic pension cost to be near zero.
Stock Repurchases
In December 2021, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the $2.0 billion repurchase plan authorized in 2019. We did not make any repurchases of common stock in the first six months of 2023.

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

Management's Assessment of Liquidity
Our financial condition and liquidity remain strong. Our solid balance sheet and credit ratings enable us to have ready access to credit and the capital markets. We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities. We believe our access to capital markets, our existing cash and marketable securities, operating cash flow and revolving credit facilities provide us with the financial flexibility needed to fund repayment of debt obligations, dividend payments, acquisitions, targeted capital expenditures, common stock repurchases, projected pension obligations, working capital and equity injections for our subsidiaries through 2023 and beyond. We continue to generate significant cash from operations and maintain access to our revolving credit facilities and commercial paper programs as noted above.
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
A discussion of our critical accounting estimates may be found in the “Management’s Discussion and Analysis” section of our 2022 Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.” Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first six months of 2023.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
April 1 - April 30	—	$—	—	$2,218
May 1 - May 31	—	—	—	2,218
June 1 - June 30	—	—	—	2,218
Total	—	—	—

(1) Shares repurchased under our Key Employee Stock Investment Plan only occur in the event of a participant default, which cannot be predicted, and were excluded from this column.
In December 2021, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the $2.0 billion repurchase plan authorized in 2019. During the three months ended June 30, 2023, we did not make any repurchases of common stock. The dollar value remaining available for future purchases under the 2019 program at June 30, 2023, was $218 million.
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
ITEM 3.  Defaults Upon Senior Securities
Not applicable.
ITEM 4.  Mine Safety Disclosures
Not applicable.
ITEM 5.  Other Information
(c) During the second quarter of 2023, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6. Exhibits
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.
CUMMINS INC.
EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1
Fifth Amended and Restated 364-Day Credit Agreement, dated as of June 5, 2023, by and among Cummins Inc., the subsidiary borrowers referred to therein, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Cummins Inc. with the Securities and Exchange Commission on June 7, 2023 (File No. 001-04949)).

10.2
Cummins Inc. Employee Stock Purchase Plan, as amended (incorporated by reference to Annex B to the Company's definitive proxy statement filed with the Securities and Exchange Commission on Schedule 14A on March 27, 2023 (File No. 001-04949)).

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
* Filed with this quarterly report on Form 10-Q are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Net Income for the three and six months ended June 30, 2023 and June 30, 2022, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and June 30, 2022, (iii) the Condensed Consolidated Balance Sheets at June 30, 2023 and December 31, 2022, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and June 30, 2022, (v) the Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interests and Equity for the three and six months ended June 30, 2023 and June 30, 2022 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cummins Inc.
Date:	August 3, 2023

	By:	/s/ MARK A. SMITH	By:	/s/ LUTHER E. PETERS
		Mark A. Smith		Luther E. Peters
		Vice President and Chief Financial Officer		Vice President-Controller
		(Principal Financial Officer)		(Principal Accounting Officer)