Form 10-Q
period 2023-09-30
CUMMINS INC
filed 2023-11-02
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

As of September 30, 2023, there were 141,744,863 shares of common stock outstanding with a par value of $2.50 per share.

CUMMINS INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

		Page
	PART I. FINANCIAL INFORMATION
ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Statements of Net Income for the three and nine months ended September 30, 2023 and September 30, 2022	3
	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and September 30, 2022	4
	Condensed Consolidated Balance Sheets at September 30, 2023 and December 31, 2022	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and September 30, 2022	6
	Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interests and Equity for the three and nine months ended September 30, 2023 and September 30, 2022	7
	Notes to Condensed Consolidated Financial Statements	9
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	58
ITEM 4.	Controls and Procedures	58
	PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	59
ITEM 1A.	Risk Factors	59
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	60
ITEM 3.	Defaults Upon Senior Securities	60
ITEM 4.	Mine Safety Disclosures	60
ITEM 5.	Other Information	60
ITEM 6.	Exhibits	61
	Signatures	62

PART I.  FINANCIAL INFORMATION
ITEM 1.  Condensed Consolidated Financial Statements

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
In millions, except per share amounts	2023	2022	2023	2022
NET SALES (Notes 1 and 2)	$8,431	$7,333	$25,522	$20,304
Cost of sales	6,360	5,691	19,274	15,404
GROSS MARGIN	2,071	1,642	6,248	4,900
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	831	708	2,457	1,945
Research, development and engineering expenses	376	348	1,110	945
Equity, royalty and interest income from investees (Note 4)	118	70	370	261
Other operating expense, net	32	30	78	144
OPERATING INCOME	950	626	2,973	2,127
Interest expense	97	61	283	112
Other income, net	25	43	166	26
INCOME BEFORE INCOME TAXES	878	608	2,856	2,041
Income tax expense (Note 5)	188	199	623	502
CONSOLIDATED NET INCOME	690	409	2,233	1,539
Less: Net income attributable to noncontrolling interests	34	9	67	19
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$656	$400	$2,166	$1,520

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
Basic	$4.63	$2.83	$15.29	$10.74
Diluted	$4.59	$2.82	$15.19	$10.68

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	141.8	141.1	141.7	141.5
Dilutive effect of stock compensation awards	1.0	0.9	0.9	0.8
Diluted	142.8	142.0	142.6	142.3

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2023	2022	2023	2022
CONSOLIDATED NET INCOME	$690	$409	$2,233	$1,539
Other comprehensive income (loss), net of tax (Note 12)
Change in pension and other postretirement defined benefit plans	3	6	(4)	28
Foreign currency translation adjustments	(163)	(379)	(191)	(620)
Unrealized gain on derivatives	19	41	28	112
Total other comprehensive loss, net of tax	(141)	(332)	(167)	(480)
COMPREHENSIVE INCOME	549	77	2,066	1,059
Less: Comprehensive income (loss) attributable to noncontrolling interests	27	(6)	61	(19)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUMMINS INC.	$522	$83	$2,005	$1,078

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except par value	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$2,387	$2,020
Restricted cash	225	81
Marketable securities (Note 6)	452	472
Total cash, cash equivalents, restricted cash and marketable securities	3,064	2,573
Accounts and notes receivable, net	5,662	5,202
Inventories (Note 7)	5,906	5,603
Prepaid expenses and other current assets	1,280	1,073
Total current assets	15,912	14,451
Long-term assets
Property, plant and equipment	11,098	10,507
Accumulated depreciation	(5,297)	(4,986)
Property, plant and equipment, net	5,801	5,521
Investments and advances related to equity method investees	1,785	1,759
Goodwill	2,379	2,343
Other intangible assets, net	2,518	2,687
Pension assets (Note 3)	1,500	1,398
Other assets (Note 8)	2,202	2,140
Total assets	$32,097	$30,299

LIABILITIES
Current liabilities
Accounts payable (principally trade)	$4,262	$4,252
Loans payable (Note 9)	231	210
Commercial paper (Note 9)	1,710	2,574
Current maturities of long-term debt (Note 9)	573	573
Accrued compensation, benefits and retirement costs	884	617
Current portion of accrued product warranty (Note 10)	731	726
Current portion of deferred revenue (Note 2)	1,029	1,004
Other accrued expenses (Note 8)	1,706	1,465
Total current liabilities	11,126	11,421
Long-term liabilities
Long-term debt (Note 9)	4,950	4,498
Deferred revenue (Note 2)	1,011	844
Other liabilities (Note 8)	3,332	3,311
Total liabilities	$20,419	$20,074

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests (Note 16)	$—	$258

EQUITY
Cummins Inc. shareholders’ equity
Common stock, $2.50 par value, 500 shares authorized, 222.5 and 222.5 shares issued	$2,558	$2,243
Retained earnings	19,520	18,037
Treasury stock, at cost, 80.8 and 81.2 shares	(9,369)	(9,415)
Accumulated other comprehensive loss (Note 12)	(2,051)	(1,890)
Total Cummins Inc. shareholders’ equity	10,658	8,975
Noncontrolling interests	1,020	992
Total equity	$11,678	$9,967
Total liabilities, redeemable noncontrolling interests and equity	$32,097	$30,299
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
In millions	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$2,233	$1,539
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	760	544
Deferred income taxes	(238)	(194)
Equity in income of investees, net of dividends	(100)	(30)
Pension and OPEB expense (Note 3)	4	23
Pension contributions and OPEB payments (Note 3)	(115)	(71)
Russian suspension costs, net of recoveries (Note 14)	—	112
Changes in current assets and liabilities, net of acquisitions
Accounts and notes receivable	(447)	(333)
Inventories	(318)	(597)
Other current assets	(191)	(18)
Accounts payable	43	353
Accrued expenses	543	(124)
Other, net	333	(59)
Net cash provided by operating activities	2,507	1,145

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(694)	(453)
Acquisitions of businesses, net of cash acquired (Note 16)	(127)	(3,008)
Investments in marketable securities—acquisitions	(976)	(738)
Investments in marketable securities—liquidations (Note 6)	1,002	819
Other, net	(65)	(116)
Net cash used in investing activities	(860)	(3,496)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	779	2,076
Net (payments) borrowings of commercial paper	(566)	2,080
Payments on borrowings and finance lease obligations	(391)	(1,070)
Dividend payments on common stock	(683)	(633)
Repurchases of common stock	—	(370)
Payments for purchase of redeemable noncontrolling interests (Note 16)	(175)	—
Other, net	(33)	28
Net cash (used in) provided by financing activities	(1,069)	2,111
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(67)	147
Net increase (decrease) in cash, cash equivalents and restricted cash	511	(93)
Cash, cash equivalents and restricted cash at beginning of year	2,101	2,592
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$2,612	$2,499
 The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
(Unaudited)

	Three months ended
In millions, except per share amounts	Redeemable Noncontrolling Interests	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT JUNE 30, 2023	$—	$556	$1,976	$19,102	$(9,380)	$(1,917)	$10,337	$1,019	$11,356
Net income				656			656	34	690
Other comprehensive loss, net of tax (Note 12)						(134)	(134)	(7)	(141)
Issuance of common stock			1				1	—	1
Cash dividends on common stock, $1.68 per share				(238)			(238)	—	(238)
Distributions to noncontrolling interests							—	(26)	(26)
Share-based awards			3		10		13	—	13
Other shareholder transactions			22		1		23	—	23
BALANCE AT SEPTEMBER 30, 2023	$—	$556	$2,002	$19,520	$(9,369)	$(2,051)	$10,658	$1,020	$11,678

BALANCE AT JUNE 30, 2022	$226	$556	$1,668	$17,450	$(9,439)	$(1,696)	$8,539	$890	$9,429
Net income	(7)			400			400	16	416
Other comprehensive loss, net of tax (Note 12)						(317)	(317)	(15)	(332)
Issuance of common stock			7				7	—	7
Repurchases of common stock					(23)		(23)	—	(23)
Cash dividends on common stock, $1.57 per share				(222)			(222)	—	(222)
Distributions to noncontrolling interests							—	(24)	(24)
Share-based awards			4		13		17	—	17
Acquisition of business							—	111	111
Fair value adjustment of redeemable noncontrolling interests	33		(33)				(33)	—	(33)
Other shareholder transactions			12				12	—	12
BALANCE AT SEPTEMBER 30, 2022	$252	$556	$1,658	$17,628	$(9,449)	$(2,013)	$8,380	$978	$9,358
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

	Nine months ended
In millions, except per share amounts	Redeemable Noncontrolling Interests	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2022	$258	$556	$1,687	$18,037	$(9,415)	$(1,890)	$8,975	$992	$9,967
Net income	(20)			2,166			2,166	87	2,253
Other comprehensive loss, net of tax (Note 12)						(161)	(161)	(6)	(167)
Issuance of common stock			3				3	—	3
Cash dividends on common stock, $4.82 per share				(683)			(683)	—	(683)
Distributions to noncontrolling interests							—	(50)	(50)
Share-based awards			(1)		42		41	—	41
Fair value adjustment of redeemable noncontrolling interests	33		(33)				(33)	—	(33)
Acquisition of redeemable noncontrolling interests (Note 16)	(271)						—	—	—
Sale of Atmus stock (Note 15)			285				285	(3)	282
Other shareholder transactions			61		4		65	—	65
BALANCE AT SEPTEMBER 30, 2023	$—	$556	$2,002	$19,520	$(9,369)	$(2,051)	$10,658	$1,020	$11,678

BALANCE AT DECEMBER 31, 2021	$366	$556	$1,543	$16,741	$(9,123)	$(1,571)	$8,146	$889	$9,035
Net income	(18)			1,520			1,520	37	1,557
Other comprehensive loss, net of tax (Note 12)						(442)	(442)	(38)	(480)
Issuance of common stock			8				8	—	8
Repurchases of common stock					(370)		(370)	—	(370)
Cash dividends on common stock, $4.47 per share				(633)			(633)	—	(633)
Distributions to noncontrolling interests							—	(38)	(38)
Share-based awards			(3)		39		36	—	36
Acquisition of business							—	111	111
Fair value adjustment of redeemable noncontrolling interests	(96)		96				96	—	96
Other shareholder transactions			14		5		19	17	36
BALANCE AT SEPTEMBER 30, 2022	$252	$556	$1,658	$17,628	$(9,449)	$(2,013)	$8,380	$978	$9,358

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Overview
Cummins Inc. (“Cummins,” “we,” “our” or “us”) was founded in 1919 as Cummins Engine Company, a corporation in Columbus, Indiana, and one of the first diesel engine manufacturers. In 2001, we changed our name to Cummins Inc. We are a global power leader that designs, manufactures, distributes and services diesel, natural gas, electric and hybrid powertrains and powertrain-related components including filtration, aftertreatment, turbochargers, fuel systems, controls systems, air handling systems, automated transmissions, axles, drivelines, brakes, suspension systems, electric power generation systems, batteries, electrified power systems, electric powertrains, hydrogen production technologies and fuel cell products. We sell our products to original equipment manufacturers (OEMs), distributors, dealers and other customers worldwide. We serve our customers through a service network of approximately 460 wholly-owned, joint venture and independent distributor locations and more than 10,000 Cummins certified dealer locations in approximately 190 countries and territories.
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
These interim condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. Our interim period financial results for the three and nine month periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all required annual disclosures.
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
Weighted-Average Diluted Shares Outstanding
The weighted-average diluted common shares outstanding exclude the anti-dilutive effect of certain stock options. The options excluded from diluted earnings per share were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Options excluded	7,267	22,307	8,770	25,290

Related Party Transactions
In accordance with the provisions of various joint venture agreements, we may purchase products and components from our joint ventures, sell products and components to our joint ventures and our joint ventures may sell products and components to unrelated parties.
The following is a summary of sales to and purchases from nonconsolidated equity investees:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2023	2022	2023	2022
Sales to nonconsolidated equity investees	$315	$295	$1,011	$920
Purchases from nonconsolidated equity investees	602	515	1,993	1,270

The following is a summary of accounts receivable from and accounts payable to nonconsolidated equity investees:

In millions	September 30, 2023	December 31, 2022	Balance Sheet Location
Accounts receivable from nonconsolidated equity investees	$458	$376	Accounts and notes receivable, net
Accounts payable to nonconsolidated equity investees	296	292	Accounts payable (principally trade)

Supply Chain Financing
We currently have supply chain financing programs with financial intermediaries, which provide certain vendors the option to be paid by financial intermediaries earlier than the due date on the applicable invoice. When a vendor utilizes the program and receives an early payment from a financial intermediary, they take a discount on the invoice. We then pay the financial intermediary the face amount of the invoice on the original due date, which generally have 60 to 90 day payment terms. The maximum amount that we could have outstanding under the program was $482 million at September 30, 2023. We do not reimburse vendors for any costs they incur for participation in the program, their participation is completely voluntary and there are no assets pledged as security or other forms of guarantees provided for the committed payment to the finance provider or intermediary. As a result, all amounts owed to the financial intermediaries are presented as accounts payable in our Condensed Consolidated Balance Sheets. Amounts due to the financial intermediaries reflected in accounts payable at September 30, 2023 and December 31, 2022, were $220 million and $331 million, respectively.
NOTE 2. REVENUE FROM CONTRACTS WITH CUSTOMERS
Long-term Contracts
We have certain arrangements, primarily long-term maintenance agreements, construction contracts, product sales with associated performance obligations extending beyond a year and extended warranty coverage arrangements that span a period in excess of one year. The aggregate amount of the transaction price for long-term maintenance agreements and construction contracts allocated to performance obligations that were not satisfied as of September 30, 2023, was $795 million. We expect to recognize the related revenue of $334 million over the next 12 months and $461 million over periods up to 10 years. See NOTE 10, "PRODUCT WARRANTY LIABILITY," for additional disclosures on extended warranty coverage arrangements. Our other contracts generally are for a duration of less than one year, include payment terms that correspond to the timing of costs incurred when providing goods and services to our customers or represent sales-based royalties.
Deferred and Unbilled Revenue
The following is a summary of our unbilled and deferred revenue and related activity:

In millions	September 30, 2023	December 31, 2022
Unbilled revenue	$296	$257
Deferred revenue	2,040	1,848

We recognized revenue of $126 million and $510 million for the three and nine months ended September 30, 2023, compared with $123 million and $539 million for the comparable periods in 2022, that was included in the deferred revenue balance at the beginning of each year. We did not record any impairment losses on our unbilled revenues during the three and nine months ended September 30, 2023 or 2022.
Disaggregation of Revenue
Consolidated Revenue
The table below presents our consolidated sales by geographic area. Net sales attributed to geographic areas were based on the location of the customer.

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2023	2022	2023	2022
United States (1)	$4,886	$4,226	$14,625	$11,471
China	721	601	2,273	1,774
India	374	358	1,198	978
Other international (1)	2,450	2,148	7,426	6,081
Total net sales	$8,431	$7,333	$25,522	$20,304

(1) We revised $110 million from other international to United States for both the three and nine months ended September 30, 2022.
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
Components segment external sales by business were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2023	2022	2023	2022
Axles and brakes	$1,177	$732	$3,698	$732
Emission solutions	803	748	2,584	2,323
Atmus	324	322	1,007	949
Engine components	263	239	838	702
Automated transmissions	187	159	545	436
Software and electronics	26	20	75	72
Total sales	$2,780	$2,220	$8,747	$5,214
Engine segment external sales by market were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2023	2022	2023	2022
Heavy-duty truck	$885	$751	$2,601	$2,232
Medium-duty truck and bus	656	583	1,960	1,794
Light-duty automotive	451	465	1,336	1,377
Total on-highway	1,992	1,799	5,897	5,403
Off-highway	244	264	854	801
Total sales	$2,236	$2,063	$6,751	$6,204

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
Distribution segment external sales by region were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2023	2022	2023	2022
North America	$1,719	$1,512	$5,195	$4,374
Asia Pacific	292	258	796	744
Europe	200	181	607	702
China	110	89	323	270
Africa and Middle East	77	79	219	190
India	66	55	186	155
Latin America	55	58	168	155
Total sales	$2,519	$2,232	$7,494	$6,590
Distribution segment external sales by product line were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2023	2022	2023	2022
Parts	$991	$942	$3,054	$2,855
Power generation	601	428	1,701	1,266
Engines	507	449	1,490	1,315
Service	420	413	1,249	1,154
Total sales	$2,519	$2,232	$7,494	$6,590

Power Systems segment external sales by product line were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2023	2022	2023	2022
Power generation	$420	$425	$1,247	$1,232
Industrial	263	226	670	627
Generator technologies	115	122	354	331
Total sales	$798	$773	$2,271	$2,190

NOTE 3. PENSIONS AND OTHER POSTRETIREMENT BENEFITS
We sponsor funded and unfunded domestic and foreign defined benefit pension and other postretirement benefit (OPEB) plans. Contributions to these plans were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2023	2022	2023	2022
Defined benefit pension contributions	$8	$7	$102	$46
OPEB payments, net	4	9	13	25
Defined contribution pension plans	29	26	102	82

We anticipate making additional defined benefit pension contributions during the remainder of 2023 of $13 million for our U.S. and U.K. qualified and non-qualified pension plans. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2023 annual net periodic pension cost to be near zero.
The components of net periodic pension and OPEB expense (income) under our plans were as follows:

	Pension
	U.S. Plans		U.K. Plans		OPEB
	Three months ended September 30,
In millions	2023	2022	2023	2022	2023	2022
Service cost	$29	$35	$4	$7	$—	$—
Interest cost	42	27	18	10	2	2
Expected return on plan assets	(69)	(60)	(27)	(22)	—	—
Amortization of prior service cost	—	1	1	—	—	—
Recognized net actuarial loss (gain)	2	5	—	1	(1)	—
Net periodic benefit expense (income)	$4	$8	$(4)	$(4)	$1	$2

	Pension
	U.S. Plans		U.K. Plans		OPEB
	Nine months ended September 30,
In millions	2023	2022	2023	2022	2023	2022
Service cost	$87	$103	$12	$23	$—	$—
Interest cost	126	71	53	28	6	4
Expected return on plan assets	(207)	(164)	(79)	(62)	—	—
Amortization of prior service cost	1	1	1	—	—	—
Recognized net actuarial loss (gain)	6	17	—	2	(2)	—
Net periodic benefit expense (income)	$13	$28	$(13)	$(9)	$4	$4

NOTE 4. EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES
Equity, royalty and interest income from investees included in our Condensed Consolidated Statements of Net Income for the reporting periods was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2023	2022	2023	2022
Manufacturing entities
Dongfeng Cummins Engine Company, Ltd.	$15	$8	$52	$35
Beijing Foton Cummins Engine Co., Ltd.	8	6	33	34
Chongqing Cummins Engine Company, Ltd.	7	7	29	23
Tata Cummins, Ltd.	6	5	21	19
All other manufacturers	18	11	69	14	(1)
Distribution entities
Komatsu Cummins Chile, Ltda.	13	13	40	32
All other distributors	3	3	10	8
Cummins share of net income	70	53	254	165
Royalty and interest income	48	17	116	96
Equity, royalty and interest income from investees	$118	$70	$370	$261

(1) Includes a $28 million impairment of our joint venture with KAMAZ and $3 million of royalty charges as part of our costs associated with the indefinite suspension of our Russian operations. See NOTE 14, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.

In September 2023, our Accelera business signed an agreement to form a joint venture with Daimler Trucks and Buses US Holding LLC (Daimler Truck), PACCAR Inc. (PACCAR) and EVE Energy to accelerate and localize battery cell production and the battery supply chain in the U.S., including building a 21-gigawatt hour battery production facility. The joint venture will manufacture battery cells for electric commercial vehicles and industrial applications. Accelera, Daimler Truck and PACCAR will each own 30 percent of the joint venture, while EVE Energy will own 10 percent. Total investment by the partners is expected to be in the range of $2 billion to $3 billion for the 21-gigawatt hour facility. The transaction is subject to closing conditions and receipt of applicable merger control and regulatory approvals including submission of a voluntary notice to the Committee on Foreign Investment in the U.S., which is currently expected in late 2023 or early 2024.
NOTE 5. INCOME TAXES
Our effective tax rates for the three and nine months ended September 30, 2023, were 21.4 percent and 21.8 percent, respectively. Our effective tax rates for the three and nine months ended September 30, 2022, were 32.7 percent and 24.6 percent, respectively.
The three months ended September 30, 2023, contained net favorable discrete tax items of $5 million, primarily due to $13 million of favorable return to provision adjustments and $1 million of favorable share-based compensation tax benefits, partially offset by $9 million of unfavorable adjustments for uncertain tax positions.
The nine months ended September 30, 2023, contained net favorable discrete tax items of $5 million, primarily due to $15 million of favorable return to provision adjustments and $5 million of favorable share-based compensation tax benefit, partially offset by $11 million of unfavorable adjustments for uncertain tax positions and $4 million of other unfavorable adjustments.
The three months ended September 30, 2022, contained unfavorable discrete tax items of $57 million, primarily due to $51 million of unfavorable tax costs associated with internal restructuring ahead of the planned separation of Atmus and $10 million of unfavorable return to provision adjustments, partially offset by $4 million of net favorable other discrete tax items.
The nine months ended September 30, 2022, contained unfavorable net discrete tax items of $52 million, primarily due to $69 million of unfavorable tax costs associated with internal restructuring ahead of the planned separation of Atmus and $10 million of unfavorable return to provision adjustments, partially offset by $27 million of favorable changes in tax reserves.

NOTE 6. MARKETABLE SECURITIES
A summary of marketable securities, all of which were classified as current, was as follows:

	September 30, 2023			December 31, 2022
In millions	Cost	Gross unrealized gains/(losses) (1)	Estimated fair value	Cost	Gross unrealized gains/(losses) (1)	Estimated fair value
Equity securities
Debt mutual funds	$236	$(7)	$229	$238	$(5)	$233
Certificates of deposit	191	—	191	209	—	209
Equity mutual funds	24	4	28	25	3	28
Debt securities	4	—	4	2	—	2
Marketable securities	$455	$(3)	$452	$474	$(2)	$472

(1) Unrealized gains and losses for debt securities are recorded in other comprehensive income while unrealized gains and losses for equity securities are recorded in our Condensed Consolidated Statements of Net Income.

All debt securities are classified as available-for-sale. All marketable securities presented use a Level 2 fair value measure. The fair value of Level 2 securities is estimated using actively quoted prices for similar instruments from brokers and observable inputs where available, including market transactions and third-party pricing services, or net asset values provided to investors. We do not currently have any Level 3 securities, and there were no transfers between Level 2 or 3 during the nine months ended September 30, 2023, or the year ended December 31, 2022.

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
The proceeds from sales and maturities of marketable securities were as follows:

	Nine months ended
	September 30,
In millions	2023	2022
Proceeds from sales of marketable securities	$812	$576
Proceeds from maturities of marketable securities	190	243
Investments in marketable securities - liquidations	$1,002	$819

NOTE 7. INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Inventories included the following:

In millions	September 30, 2023	December 31, 2022
Finished products	$3,168	$2,917
Work-in-process and raw materials	2,988	2,926
Inventories at FIFO cost	6,156	5,843
Excess of FIFO over LIFO	(250)	(240)
Inventories	$5,906	$5,603
NOTE 8. SUPPLEMENTAL BALANCE SHEET DATA
Other assets included the following:

In millions	September 30, 2023	December 31, 2022
Deferred income taxes	$865	$625
Operating lease assets	500	492
Corporate owned life insurance	383	390
Other	454	633
Other assets	$2,202	$2,140

Other accrued expenses included the following:

In millions	September 30, 2023	December 31, 2022
Marketing accruals	$403	$316
Income taxes payable	239	173
Other taxes payable	238	224
Current portion of operating lease liabilities	133	132
Other	693	620
Other accrued expenses	$1,706	$1,465
Other liabilities included the following:

In millions	September 30, 2023	December 31, 2022
Accrued product warranty (1)	$806	$744
Deferred income taxes	607	649
Pensions	438	445
Operating lease liabilities	373	368
Accrued compensation	192	184
Mark-to-market valuation on interest rate derivatives	155	151
Other postretirement benefits	135	141
Long-term income taxes	120	192
Other long-term liabilities	506	437
Other liabilities	$3,332	$3,311

(1) See NOTE 10, "PRODUCT WARRANTY LIABILITY," to our Condensed Consolidated Financial Statements for additional information.

NOTE 9. DEBT
Loans Payable and Commercial Paper
Loans payable, commercial paper and the related weighted-average interest rates were as follows:

In millions	September 30, 2023	December 31, 2022
Loans payable (1)	$231	$210
Commercial paper (2)	1,710	2,574

(1) Loans payable consist primarily of notes payable to various domestic and international financial institutions. It is not practicable to aggregate these notes and calculate a quarterly weighted-average interest rate.

(2) The weighted-average interest rate, inclusive of all brokerage fees, was 5.48 percent and 4.27 percent at September 30, 2023 and December 31, 2022, respectively.

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
We have access to committed credit facilities totaling $4.0 billion, including our $2.0 billion 364-day facility that expires June 3, 2024, and our $2.0 billion five-year facility that expires on August 18, 2026. We intend to maintain credit facilities at the current or higher aggregate amounts by renewing or replacing these facilities at or before expiration. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. There were no outstanding borrowings under these facilities at September 30, 2023 and December 31, 2022. At September 30, 2023, the $1.7 billion of outstanding commercial paper effectively reduced the $4.0 billion of revolving credit capacity to $2.3 billion.
At September 30, 2023, we also had an additional $356 million available for borrowings under our international and other domestic credit facilities.
At September 30, 2023, Atmus had no outstanding borrowings under its $400 million revolving credit facility. See "Atmus Credit Agreement" section below for additional details.

Long-term Debt
A summary of long-term debt was as follows:

In millions	Interest Rate	September 30, 2023	December 31, 2022
Long-term debt
Senior notes, due 2023 (1)	3.65%	$500	$500
Hydrogenics promissory notes, due 2024 and 2025 (2)	—%	160	—
Term loan, due 2025 (3) (4)	Variable	1,350	1,550
Senior notes, due 2025 (5)	0.75%	500	500
Atmus term loan, due 2027 (6)	Variable	600	—
Debentures, due 2027	6.75%	58	58
Debentures, due 2028	7.125%	250	250
Senior notes, due 2030 (5)	1.50%	850	850
Senior notes, due 2043	4.875%	500	500
Senior notes, due 2050	2.60%	650	650
Debentures, due 2098 (7)	5.65%	165	165
Other debt		56	121
Unamortized discount and deferred issuance costs		(75)	(64)
Fair value adjustments due to hedge on indebtedness		(141)	(122)
Finance leases		100	113
Total long-term debt		5,523	5,071
Less: Current maturities of long-term debt		573	573
Long-term debt		$4,950	$4,498

(1) Senior notes, due 2023, are classified as current maturities of long-term debt. On October 2, 2023, we repaid the $500 million senior notes. See NOTE 19, "SUBSEQUENT EVENTS," to our Condensed Consolidated Financial Statements for additional information.

(2) See NOTE 16, "ACQUISITIONS," to our Condensed Consolidated Financial Statements for additional information.
(3) During the first nine months of 2023, we paid down $200 million of the term loan, and on October 31, 2023, we repaid an additional $150 million of the term loan.
(4) In September 2023, we entered into a series of interest rate swaps in order to trade a portion of the floating rate debt into fixed rate. See "Interest Rate Risk" in NOTE 13, "DERIVATIVES," to our Condensed Consolidated Financial Statements for additional information.

(5) In 2021, we entered into a series of interest rate swaps to effectively convert debt from a fixed rate to floating rate. See "Interest Rate Risk" in NOTE 13, "DERIVATIVES," to our Condensed Consolidated Financial Statements for additional information.

(6) See "Atmus Credit Agreement" section below for additional information.
(7) The effective interest rate is 7.48 percent.

Principal payments required on long-term debt during the next five years are as follows:

In millions	2023		2024	2025	2026	2027
Principal payments	$523	(1)	$106	$1,989	$50	$604

(1) On October 2, 2023, we repaid our $500 million senior notes, due 2023. See NOTE 19, "SUBSEQUENT EVENTS," to our Condensed Consolidated Financial Statements for additional information.
Fair Value of Debt
Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair values and carrying values of total debt, including current maturities, were as follows:

In millions	September 30, 2023	December 31, 2022
Fair value of total debt (1)	$6,939	$7,400
Carrying value of total debt	7,464	7,855

(1) The fair value of debt is derived from Level 2 input measures.

Atmus Credit Agreement
On February 15, 2023, certain of our subsidiaries entered into an amendment to the $1.0 billion credit agreement (Credit Agreement), consisting of a $400 million revolving credit facility and a $600 million term loan facility, in anticipation of the separation of Atmus, which extended the date on which the Credit Agreement terminated from March 30, 2023, to June 30, 2023. On May 26, 2023, Atmus drew down the entire $600 million term loan facility and borrowed $50 million under the revolving credit facility. Borrowings under the Credit Agreement mature in September 2027 (with quarterly payments on the term loan beginning in September 2024) and bear interest at varying rates, depending on the type of loan and, in some cases, the rates of designated benchmarks and the applicable borrower’s election. Generally, U.S. dollar-denominated loans bear interest at adjusted term Secured Overnight Financing Rate (SOFR) (which includes a 0.10 percent credit spread adjustment to term SOFR) for the applicable interest period plus a rate ranging from 1.125 percent to 1.75 percent. The Credit Agreement contains customary events of default and financial and other covenants, including maintaining a net leverage ratio of 4.0 to 1.0 and a minimum interest coverage ratio of 3.0 to 1.0. At September 30, 2023, they had no outstanding borrowings under the revolving credit facility and $600 million outstanding under the term loan facility. See NOTE 15, "FORMATION OF ATMUS AND IPO," to our Condensed Consolidated Financial Statements for additional information.
NOTE 10. PRODUCT WARRANTY LIABILITY
A tabular reconciliation of the product warranty liability, including the deferred revenue related to our extended warranty coverage and accrued product campaigns, was as follows:

	Nine months ended
	September 30,
In millions	2023	2022
Balance, beginning of year	$2,477	$2,425
Provision for base warranties issued	458	395
Deferred revenue on extended warranty contracts sold	244	215
Provision for product campaigns issued	17	132
Payments made during period	(429)	(476)
Amortization of deferred revenue on extended warranty contracts	(226)	(220)
Changes in estimates for pre-existing product warranties and campaigns	19	(80)
Acquisitions	—	144
Foreign currency translation adjustments and other	(2)	19
Balance, end of period	$2,558	$2,554

We recognized supplier recoveries of $7 million and $19 million for the three and nine months ended September 30, 2023, compared with $10 million and $33 million for the comparable periods in 2022.
Warranty related deferred revenues and warranty liabilities on our Condensed Consolidated Balance Sheets were as follows:

In millions	September 30, 2023	December 31, 2022	Balance Sheet Location
Deferred revenue related to extended coverage programs
Current portion	$282	$290	Current portion of deferred revenue
Long-term portion	739	717	Deferred revenue
Total	$1,021	$1,007

Product warranty
Current portion	$731	$726	Current portion of accrued product warranty
Long-term portion	806	744	Other liabilities
Total	$1,537	$1,470

Total warranty accrual	$2,558	$2,477

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
On June 28, 2022, KAMAZ Publicly Traded Company (KAMAZ) was designated to the List of Specially Designated Nationals and Blocked Persons by the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC). We filed blocked property reports for relevant assets and sought relevant authorizations to extricate ourselves from our relationship with KAMAZ and its subsidiaries, including our unconsolidated joint venture with KAMAZ, in compliance with U.S. and other applicable laws. We received OFAC authorization on May 26, 2023, and from the U.K. Office of Financial Sanctions Implementation on September 15, 2023, which will allow us to finalize the exit of our unconsolidated joint venture with KAMAZ.
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

Guarantees and Commitments
Periodically, we enter into guarantee arrangements, including guarantees of non-U.S. distributor financings, residual value guarantees on equipment under operating leases and other miscellaneous guarantees of joint ventures or third-party obligations. At September 30, 2023, the maximum potential loss related to these guarantees was $47 million.
We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. At September 30, 2023, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $252 million. These arrangements enable us to secure supplies of critical components and IT services. We do not currently anticipate paying any penalties under these contracts.
We enter into physical forward contracts with suppliers of platinum and palladium to purchase certain volumes of the commodities at contractually stated prices for various periods, which generally fall within two years. At September 30, 2023, the total commitments under these contracts were $38 million. These arrangements enable us to guarantee the prices of these commodities, which otherwise are subject to market volatility.
We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance. These performance bonds and other performance-related guarantees were $154 million at September 30, 2023.
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

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE LOSS
Following are the changes in accumulated other comprehensive income (loss) by component for the three months ended:

In millions	Change in pension and OPEB plans	Foreign currency translation adjustment	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at June 30, 2023	$(434)	$(1,581)	$98	$(1,917)
Other comprehensive income (loss) before reclassifications
Before-tax amount	1	(154)	34	(119)	$(7)	$(126)
Tax expense	—	(2)	(9)	(11)	—	(11)
After-tax amount	1	(156)	25	(130)	(7)	(137)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	2	—	(6)	(4)	—	(4)
Net current period other comprehensive income (loss)	3	(156)	19	(134)	$(7)	$(141)
Balance at September 30, 2023	$(431)	$(1,737)	$117	$(2,051)

Balance at June 30, 2022	$(324)	$(1,426)	$54	$(1,696)
Other comprehensive income (loss) before reclassifications
Before-tax amount	—	(365)	51	(314)	$(15)	$(329)
Tax benefit (expense)	—	1	(13)	(12)	—	(12)
After-tax amount	—	(364)	38	(326)	(15)	(341)
Amounts reclassified from accumulated other comprehensive income (1)	6	—	3	9	—	9
Net current period other comprehensive income (loss)	6	(364)	41	(317)	$(15)	$(332)
Balance at September 30, 2022	$(318)	$(1,790)	$95	$(2,013)

(1) Amounts are net of tax. Reclassifications out of accumulated other comprehensive income (loss) and the related tax effects are immaterial for separate disclosure.

Following are the changes in accumulated other comprehensive income (loss) by component for the nine months ended:

In millions	Change in pension and OPEB plans	Foreign currency translation adjustment	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at December 31, 2022	$(427)	$(1,552)	$89	$(1,890)
Other comprehensive income (loss) before reclassifications
Before-tax amount	(12)	(190)	49	(153)	$(6)	$(159)
Tax benefit (expense)	2	5	(10)	(3)	—	(3)
After-tax amount	(10)	(185)	39	(156)	(6)	(162)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	6	—	(11)	(5)	—	(5)
Net current period other comprehensive (loss) income	(4)	(185)	28	(161)	$(6)	$(167)
Balance at September 30, 2023	$(431)	$(1,737)	$117	$(2,051)

Balance at December 31, 2021	$(346)	$(1,208)	$(17)	$(1,571)
Other comprehensive income (loss) before reclassifications
Before-tax amount	14	(589)	146	(429)	$(38)	$(467)
Tax (expense) benefit	(3)	7	(35)	(31)	—	(31)
After-tax amount	11	(582)	111	(460)	(38)	(498)
Amounts reclassified from accumulated other comprehensive income (1)	17	—	1	18	—	18
Net current period other comprehensive income (loss)	28	(582)	112	(442)	$(38)	$(480)
Balance at September 30, 2022	$(318)	$(1,790)	$95	$(2,013)

(1) Amounts are net of tax. Reclassifications out of accumulated other comprehensive income (loss) and the related tax effects are immaterial for separate disclosure.

NOTE 13. DERIVATIVES
We are exposed to financial risk resulting from volatility in foreign exchange rates, interest rates and commodity prices. This risk is closely monitored and managed through the use of physical forward contracts (which are not considered derivatives) and financial derivative instruments including foreign currency forward contracts, commodity swap contracts and interest rate swaps and locks. Financial derivatives are used expressly for hedging purposes and under no circumstances are they used for speculative purposes. When material, we adjust the estimated fair value of our derivative contracts for counterparty or our credit risk. None of our derivative instruments are subject to collateral requirements. Substantially all of our derivative contracts are subject to master netting arrangements, which provide us with the option to settle certain contracts on a net basis when they settle on the same day with the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event.
Foreign Currency Exchange Rate Risk
We had foreign currency forward contracts with notional amounts of $4.7 billion and $3.6 billion at September 30, 2023, and December 31, 2022, respectively. The following currencies comprise 87 percent and 88 percent of outstanding foreign currency forward contracts at September 30, 2023, and December 31, 2022, respectively: British pound, Chinese renminbi, Canadian dollar, Euro and Australian dollar.
We are further exposed to foreign currency exchange risk as many of our subsidiaries are subject to fluctuations as the functional currencies of the underlying entities are not our U.S. dollar reporting currency. To help minimize movements for certain investments, in the third quarter of 2022 we began entering into foreign exchange forwards designated as net investment hedges for certain of our investments. Under the current terms of our foreign exchange forwards, we agreed with third parties to sell British pound in exchange for U.S. dollar currency at a specified rate at the maturity of the contract. The notional amount of these hedges at September 30, 2023, was $776 million.
The following table summarizes the net investment hedge activity in accumulated other comprehensive loss (AOCL):

	Three months ended				Nine months ended
	September 30,				September 30,
In millions	2023		2022		2023		2022
Type of Derivative	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Earnings	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Earnings	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Earnings	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Earnings
Foreign exchange forwards	$22	$—	$29	$—	$(6)	$—	$29	$—

Interest Rate Risk
In September 2023, we entered into a series of interest rate swaps with a total notional value of $500 million in order to trade a portion of the floating rate into a fixed rate on our term loan, due in 2025. The maturity date of the interest rate swaps is August 1, 2025. The weighted-average interest rate of the interest rate swaps is 5.72 percent. We designated the swaps as cash flow hedges. The gains and losses on these derivative instruments are initially recorded in other comprehensive income and reclassified into earnings as interest expense in the Condensed Consolidated Financial Statements as each interest payment is accrued. The interest rate swap activity in AOCL was immaterial for the three and nine months ended September 30, 2023.
In 2021, we entered into a series of interest rate swaps to effectively convert our $500 million senior notes, due in 2025, from a fixed rate of 0.75 percent to a floating rate equal to the three-month LIBOR plus a spread. We also entered into a series of interest rate swaps to effectively convert $765 million of our $850 million senior notes, due in 2030, from a fixed rate of 1.50 percent to a floating rate equal to the three-month LIBOR plus a spread. The fallback protocol in our derivative agreements allowed for a transition from LIBOR to SOFR in the third quarter of 2023. We designated the swaps as fair value hedges. The gain or loss on these derivative instruments, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current income as interest expense. The net swap settlements that accrue each period are also reported in the Condensed Consolidated Financial Statements as interest expense. In March 2023, we settled a portion of our 2021 interest rate swaps with a notional amount of $100 million. The $7 million loss on settlement will be amortized over the remaining term of the related debt.

The following table summarizes the gains and losses:

	Three months ended				Nine months ended
	September 30,				September 30,
In millions	2023		2022		2023		2022
Type of Swap	Gain (Loss) on Swaps	Gain (Loss) on Borrowings	Gain (Loss) on Swaps	Gain (Loss) on Borrowings	Gain (Loss) on Swaps	Gain (Loss) on Borrowings	Gain (Loss) on Swaps	Gain (Loss) on Borrowings
Interest rate swaps (1)	$(17)	$19	$(47)	$45	$(10)	$13	$(158)	$159

(1) The difference between the gain (loss) on swaps and borrowings represents hedge ineffectiveness.
In 2019, we entered into $350 million of interest rate lock agreements, and in 2020 we entered into an additional $150 million of lock agreements to reduce the variability of the cash flows of the interest payments on a total of $500 million of fixed rate debt forecast to be issued in 2023 to replace our senior notes at maturity. The terms of the rate locks mirror the time period of the expected fixed rate debt issuance and the expected timing of interest payments on that debt. The gains and losses on these derivative instruments are initially recorded in other comprehensive income and will be released to earnings in interest expense in future periods to reflect the difference in (1) the fixed rates economically locked in at the inception of the hedge and (2) the actual fixed rates established in the debt instrument at issuance. In December 2022, we settled certain rate lock agreements with notional amounts totaling $150 million for $49 million. In February 2023, we settled certain rate lock agreements with notional amounts totaling $100 million for $34 million. In August 2023, we settled all remaining rate lock agreements with notional amounts totaling $250 million for $67 million. The $150 million of gains on settlements will remain in other comprehensive income and will be amortized over the term of the anticipated new debt.
The following table summarizes the interest rate lock activity in AOCL:

	Three months ended				Nine months ended
	September 30,				September 30,
In millions	2023		2022		2023		2022
Type of Swap	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Interest Expense	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Interest Expense	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Interest Expense	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Interest Expense
Interest rate locks	$15	$—	$21	$—	$16	$—	$103	$—

Cash Flow Hedging
The following table summarizes the effect on our Condensed Consolidated Statements of Net Income for derivative instruments classified as cash flow hedges. The table does not include amounts related to ineffectiveness as it was not material for the periods presented.

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2023	2022	2023	2022
Gain (loss) reclassified from AOCL into income - Net sales (1)	$7	$(4)	$12	$(2)
Gain reclassified from AOCL into income - Cost of sales (1)(2)	1	1	2	—

(1) Includes foreign currency forward contracts.
(2) Includes commodity swap contracts.

Derivatives Not Designated as Hedging Instruments
The following table summarizes the effect on our Condensed Consolidated Statements of Net Income for derivative instruments not designated as hedging instruments:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2023	2022	2023	2022
Gain (loss) recognized in income - Cost of sales (1)	$1	$5	$(2)	$7
Loss recognized in income - Other income (expense), net (1)	(60)	(84)	(77)	(107)

(1) Includes foreign currency forward contracts.

Fair Value Amount and Location of Derivative Instruments
The following table summarizes the location and fair value of derivative instruments on our Condensed Consolidated Balance Sheets:

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
In millions	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Notional amount	$2,824	$3,051	$3,968	$2,900

Derivative assets
Prepaid expenses and other current assets	$42	$18	$5	$27
Other assets	—	80	—	—
Total derivative assets (1)	$42	$98	$5	$27

Derivative liabilities
Other accrued expenses	$5	$19	$21	$3
Other liabilities	155	151	—	—
Total derivative liabilities (1)	$160	$170	$21	$3

(1) Estimates of the fair value of all derivative assets and liabilities above are derived from Level 2 inputs, which are estimated using actively quoted prices for similar instruments from brokers and observable inputs where available, including market transactions and third-party pricing services, or net asset values provided to investors. We do not currently have any Level 3 input measures and there were no transfers into or out of Level 2 or 3 during the nine months ended September 30, 2023, or the year ended December 31, 2022.

We elected to present our derivative contracts on a gross basis in our Condensed Consolidated Balance Sheets. Had we chosen to present on a net basis, we would have derivatives in a net asset position of $9 million and $52 million and derivatives in a net liability position of $143 million and $100 million at September 30, 2023, and December 31, 2022, respectively.

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

For the three and nine months ended September 30, 2023, there were no material additional costs. We will continue to evaluate the situation as conditions evolve and may take additional actions as deemed necessary in future periods.
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
In connection with the completion of the IPO, through a series of asset and equity contributions, we transferred the filtration business to Atmus. In exchange, Atmus transferred consideration of $650 million to Cummins, which consisted primarily of the net proceeds from a term loan facility and revolver executed by Atmus during May 2023. The commercial paper issued and retired through the IPO proceeds, coupled with the $650 million received, is intended to be used for the retirement of our historical debt, dividends and share repurchases. The difference between the commercial paper retired from the IPO, other IPO related fees and the net book value of our divested interest was $285 million and was recorded as an offset to additional paid-in capital. Of our consolidated cash and cash equivalents at September 30, 2023, $130 million is retained by Atmus for its working capital purposes. See NOTE 9, "DEBT," to our Condensed Consolidated Financial Statements for additional information.
We will continue to consolidate the financial position and results of Atmus, so long as we retain control. The earnings attributable to the divested, noncontrolling interest for the three and nine months ended September 30, 2023, were $7 million and $10 million, respectively. At September 30, 2023, the noncontrolling interest associated with Atmus is reflected in noncontrolling interests in our Condensed Consolidated Balance Sheets.
Subject to market conditions, we intend to make a tax-free split-off of Atmus, pursuant to which Cummins will offer its stockholders the option to exchange their shares of Cummins common stock for shares of Atmus common stock in an exchange offer.

NOTE 16. ACQUISITIONS
Acquisitions for the nine months ended September 30, 2023 and 2022, were as follows:

Entity Acquired (Dollars in millions)	Date of Acquisition	Additional Percent Interest Acquired	Payments to Former Owners	Acquisition Related Debt Retirements	Total Purchase Consideration		Type of Acquisition(1)	Goodwill Acquired	Intangibles Recognized(2)
2023
Hydrogenics Corporation (Hydrogenics)	06/29/23	19%	$287	$48	$335	(3)	EQUITY	$—	$—
Teksid Hierro de Mexico, S.A. de C.V. (Teksid MX)	04/03/23	100%	143	—	143	(4)	COMB	18	—
2022 (5)
Meritor, Inc. (Meritor)	08/03/22	100%	$2,613	$248	$2,861		COMB	$926	$1,610
Jacobs Vehicle Systems (Jacobs)	04/08/22	100%	345	—	345		COMB	108	164
Cummins Westport, Inc. (Westport JV)	02/07/22	50%	42	—	42		COMB	—	20

(1) All results from acquired entities were included in segment results subsequent to the acquisition date. Previously consolidated entities were accounted for as equity transactions (EQUITY). Newly consolidated entities were accounted for as business combinations (COMB).

(2) Intangible assets acquired in the business combination were mostly customer, technology and trade name related.
(3) Hydrogenics entered into three non-interest-bearing promissory notes with $175 million paid on July 31, 2023, and the remaining $160 million due in three installments through 2025.
(4) Total purchase consideration included $32 million for the settlement of accounts payable.
(5) See NOTE 2, "ACQUISITIONS," of the Notes to the Consolidated Financial Statements of our 2022 Form 10-K for additional information on prior year acquisitions.
Hydrogenics Corporation - Redeemable Noncontrolling Interest
On June 29, 2023, a share purchase agreement was executed with a 19 percent minority shareholder in one of our businesses, Hydrogenics Corporation (Hydrogenics), whereby we agreed to pay the minority shareholder $335 million for their 19 percent ownership, including the settlement of shareholder loans of $48 million. As part of the share purchase agreement, Hydrogenics entered into three non-interest-bearing promissory notes with $175 million paid on July 31, 2023, and the remaining $160 million due in three installments through 2025. We recorded the non-interest-bearing promissory notes at their present value in our Condensed Consolidated Financial Statements. The long-term amount, net of unamortized debt discount, was $145 million and reflected in long-term debt at September 30, 2023.
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
Teksid Hierro de Mexico, S.A. de C.V.
On April 3, 2023, we purchased all of the equity ownership interest of Teksid Hierro de Mexico, S.A. de C.V. (Teksid MX) and Teksid, Inc. from Stellantis N.V. for approximately $143 million (including $32 million for the settlement of accounts payable), subject to certain adjustments set forth in the agreement. Teksid MX operates a cast iron foundry located in Monclova, Mexico, which primarily forges blocks and heads used in our and other manufacturers’ engines. Teksid, Inc. facilitates the commercialization of Teksid MX products in North America. Since we are the primary customer of the foundry, the acquisition is not expected to result in material incremental sales to our business. Approximately $90 million of the purchase price was allocated to property, plant and equipment. The remainder was allocated primarily to working capital assets and liabilities (including approximately $16 million of cash and cash equivalents) and resulted in approximately $18 million of goodwill, none of which is deductible for tax purposes. In the third quarter we finalized the purchase price and made certain other adjustments, which resulted in a $7 million decrease in goodwill. The values assigned to individual assets acquired and liabilities assumed are preliminary based on management’s current best estimate and subject to change as certain matters are finalized. The primary areas that remain open are related to deferred taxes and other tax contingencies. The results of the business were reported in our Engine segment. Pro forma financial information for the acquisition was not presented as the effects are not material to our Condensed Consolidated Financial Statements.

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
The following table presents the supplemental consolidated results of the Company for the three and nine months ended September 30, 2022, on an unaudited pro-forma basis as if the acquisition had been consummated on January 1, 2021. The primary adjustments reflected in the pro-forma results related to (1) increase in interest expense for debt used to fund the acquisition, (2) removal of acquisition related costs from 2022 and (3) changes related to purchase accounting primarily related to amortization of intangibles, fixed assets and joint ventures. The unaudited pro forma financial information presented below does not purport to represent the actual results of operations that Cummins and Meritor would have achieved had the companies been combined during the periods presented and was not intended to project the future results of operations that the combined company could achieve after the acquisition. The unaudited pro forma financial information does not reflect any potential cost savings, operating efficiencies, long-term debt pay down estimates, financial synergies or other strategic benefits as a result of the acquisition or any restructuring costs to achieve those benefits.

(Unaudited)	Three months ended	Nine months ended
In millions	September 30, 2022	September 30, 2022
Net sales	$7,734	$23,071
Net income	397	1,565

NOTE 17. OPERATING SEGMENTS
Operating segments under GAAP are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (CODM), or decision-making group, in deciding how to allocate resources and in assessing performance. Our CODM is the Chief Executive Officer.
Our reportable operating segments consist of Components, Engine, Distribution, Power Systems and Accelera. This reporting structure is organized according to the products and markets each segment serves. The Components segment sells filtration products, aftertreatment systems, turbochargers, electronics, fuel systems, automated transmissions, axles, drivelines, brakes and suspension systems. The Engine segment produces engines (15 liters and smaller) and associated parts for sale to customers in on-highway and various off-highway markets. Our engines are used in trucks of all sizes, buses and recreational vehicles, as well as in various industrial applications, including construction, agriculture, power generation systems and other off-highway applications. The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets and service parts, as well as performing service and repair activities on our products and maintaining relationships with various OEMs throughout the world. The Power Systems segment is an integrated power provider, which designs, manufactures and sells engines (16 liters and larger) for industrial applications (including mining, oil and gas, marine and rail), standby and prime power generator sets, alternators and other power components. The Accelera segment designs, manufactures, sells and supports hydrogen production technologies as well as electrified power systems with innovative components and subsystems, including battery, fuel cell and electric powertrain technologies. The Accelera segment is currently in the early stages of commercializing these technologies with efforts primarily focused on the development of our electrolyzers for hydrogen production and electrified power systems and related components and subsystems. We continue to serve all our markets as they adopt electrification and alternative power technologies, meeting the needs of our OEM partners and end customers.
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

Summarized financial information regarding our reportable operating segments for the three and nine months ended September 30, 2023 and 2022 is shown in the table below:

In millions	Components		Engine		Distribution	Power Systems	Accelera	Total Segments
Three months ended September 30, 2023
External sales	$2,780		$2,236		$2,519	$798	$98	$8,431
Intersegment sales	456		695		16	646	5	1,818
Total sales	3,236		2,931		2,535	1,444	103	10,249
Research, development and engineering expenses	93		159		14	60	50	376
Equity, royalty and interest income (loss) from investees	26		62		22	11	(3)	118
Interest income	8		4		9	3	—	24
Segment EBITDA	441	(1)	395		306	234	(114)	1,262
Depreciation and amortization (2)	120		59		28	30	18	255

Three months ended September 30, 2022
External sales	$2,220		$2,063		$2,232	$773	$45	$7,333
Intersegment sales	483		716		7	576	5	1,787
Total sales	2,703		2,779		2,239	1,349	50	9,120
Research, development and engineering expenses	87		140		13	62	46	348
Equity, royalty and interest income (loss) from investees	17		27		20	10	(4)	70
Interest income	4		3		4	3	—	14
Russian suspension costs (3)	1		—		—	—	—	1
Segment EBITDA	297	(4)	362		225	193	(95)	982
Depreciation and amortization (2)	95		51		29	30	10	215

Nine months ended September 30, 2023
External sales	$8,747		$6,751		$7,494	$2,271	$259	$25,522
Intersegment sales	1,471		2,154		42	1,973	14	5,654
Total sales	10,218		8,905		7,536	4,244	273	31,176
Research, development and engineering expenses	287		441		43	189	150	1,110
Equity, royalty and interest income (loss) from investees	71		198		70	42	(11)	370
Interest income	21		14		24	7	1	67
Segment EBITDA	1,434	(1)	1,277		940	654	(322)	3,983
Depreciation and amortization (2)	368		166		84	91	47	756

Nine months ended September 30, 2022
External sales	$5,214		$6,204		$6,590	$2,190	$106	$20,304
Intersegment sales	1,427		2,103		19	1,522	17	5,088
Total sales	6,641		8,307		6,609	3,712	123	25,392
Research, development and engineering expenses	236		365		39	184	121	945
Equity, royalty and interest income (loss) from investees	54		127	(5)	57	31	(8)	261
Interest income	7		8		9	5	—	29
Russian suspension costs (3)	5		33	(6)	55	19	—	112
Segment EBITDA	969	(4)	1,173		632	411	(239)	2,946
Depreciation and amortization (2)	187		151		86	92	25	541

(1) Includes $20 million and $50 million of costs associated with the IPO and separation of Atmus for the three and nine months ended September 30, 2023, respectively. See NOTE 15, "FORMATION OF ATMUS AND IPO," to our Condensed Consolidated Financial Statements for additional information.

(2) Depreciation and amortization, as shown on a segment basis, excludes the amortization of debt discount and deferred costs included in the Condensed Consolidated Statements of Net Income as interest expense. The amortization of debt discount and deferred costs was $4 million and $3 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. A portion of depreciation expense is included in research, development and engineering expenses.

(3) See NOTE 14, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.
(4) Includes $45 million and $56 million of costs related to the acquisition and integration of Meritor and $10 million and $15 million of costs associated with the separation of Atmus for three and nine months ended September 30, 2022, respectively. See NOTE 15, "FORMATION OF ATMUS AND IPO," and NOTE 16 "ACQUISITIONS," to our Condensed Consolidated Financial Statements for additional information.

(5) Includes a $28 million impairment of our joint venture with KAMAZ and $3 million of royalty charges as part of our costs associated with the indefinite suspension of our Russian operations. See NOTE 14, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.

(6) Includes $31 million of Russian suspension costs reflected in the equity, royalty and interest income (loss) from investees line above.

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Net Income is shown in the table below:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2023	2022	2023	2022
TOTAL SEGMENT EBITDA	$1,262	$982	$3,983	$2,946
Intersegment eliminations and other (1)	(32)	(98)	(88)	(252)
Less:
Interest expense	97	61	283	112
Depreciation and amortization	255	215	756	541
INCOME BEFORE INCOME TAXES	$878	$608	$2,856	$2,041

(1) Intersegment eliminations and other included $6 million and $17 million of costs associated with the IPO and separation of Atmus for the three and nine month periods ended September 30, 2023, respectively and $6 million and $47 million for the comparable periods in 2022, respectively. See NOTE 15, "FORMATION OF ATMUS AND IPO," to our Condensed Consolidated Financial Statements for additional information.

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
NOTE 19. SUBSEQUENT EVENTS
On October 2, 2023, we purchased from the Forvia Group all of the equity ownership of Faurecia's U.S. and Europe commercial vehicle exhaust business for approximately €199 million, subject to certain adjustments set forth in the agreement. This business provides canning and assembly operations for full exhaust systems primarily for the on-highway applications. This acquisition will be included in our Components segment starting in the fourth quarter of 2023. Due to the timing of the acquisition, the initial purchase accounting is not yet complete and will be included in the fourth quarter Form 10-K filing.
On October 2, 2023, we repaid our $500 million senior notes, due 2023, using a combination of cash on hand and additional commercial paper borrowings. On October 31, 2023, we repaid $150 million of our term loan, due 2025, using cash on hand.

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
•LIQUIDITY AND CAPITAL RESOURCES
•APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
•RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
EXECUTIVE SUMMARY AND FINANCIAL HIGHLIGHTS
Overview
We are a global power leader that designs, manufactures, distributes and services diesel, natural gas, electric and hybrid powertrains and powertrain-related components including filtration, aftertreatment, turbochargers, fuel systems, controls systems, air handling systems, automated transmissions, axles, drivelines, brakes, suspension systems, electric power generation systems, batteries, electrified power systems, electric powertrains, hydrogen production technologies and fuel cell products. We sell our products to original equipment manufacturers (OEMs), distributors, dealers and other customers worldwide. We have long-standing relationships with many of the leading manufacturers in the markets we serve, including PACCAR Inc, Traton Group, Daimler Trucks North America and Stellantis N.V. We serve our customers through a service network of approximately 460 wholly-owned, joint venture and independent distributor locations and more than 10,000 Cummins certified dealer locations in approximately 190 countries and territories.
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
Our reportable operating segments consist of Components, Engine, Distribution, Power Systems and Accelera. This reporting structure is organized according to the products and markets each segment serves. The Components segment sells filtration products, aftertreatment systems, turbochargers, electronics, fuel systems, automated transmissions, axles, drivelines, brakes and suspension systems. The Engine segment produces engines (15 liters and smaller) and associated parts for sale to customers in on-highway and various off-highway markets. Our engines are used in trucks of all sizes, buses and recreational vehicles, as well as in various industrial applications, including construction, agriculture, power generation systems and other off-highway applications. The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets and service parts, as well as performing service and repair activities on our products and maintaining relationships with various OEMs throughout the world. The Power Systems segment is an integrated power provider, which designs, manufactures and sells engines (16 liters and larger) for industrial applications (including mining, oil and gas, marine and rail), standby and prime power generator sets, alternators and other power components. The Accelera segment designs, manufactures, sells and supports hydrogen production technologies as well as electrified power systems with innovative components and subsystems, including battery, fuel cell and electric powertrain technologies. The Accelera segment is currently in the early stages of commercializing these technologies with efforts primarily focused on the development of our electrolyzers for hydrogen production and electrified power systems and related components and subsystems. We continue to serve all our markets as they adopt electrification and alternative power technologies, meeting the needs of our OEM partners and end customers.
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
2023 Third Quarter and Year-to-Date Results
A summary of our results is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions, except per share amounts	2023	2022	2023	2022
Net sales	$8,431	$7,333	$25,522	$20,304
Net income attributable to Cummins Inc.	656	400	2,166	1,520
Earnings per common share attributable to Cummins Inc.
Basic	$4.63	$2.83	$15.29	$10.74
Diluted	4.59	2.82	15.19	10.68

Worldwide revenues increased 15 percent in the three months ended September 30, 2023, compared to the same period in 2022, due to a full quarter of axles and brakes sales in the Components segment from the Meritor acquisition on August 3, 2022, and higher demand in all operating segments and most geographic regions. Net sales in the U.S. and Canada improved 16 percent, primarily due to a full quarter of axles and brakes sales, increased demand in most Distribution product lines and stronger demand in heavy-duty and medium-duty truck markets, which positively impacted most Components businesses. International demand (excludes the U.S. and Canada) improved 13 percent, with higher sales in most geographic regions. The increase in international sales was principally due to a full quarter of axles and brakes sales in Western Europe, Latin America and Asia Pacific and higher demand for power generation equipment.
Worldwide revenues increased 26 percent in the nine months ended September 30, 2023, compared to the same period in 2022, due to increased axles and brakes sales in the Components segment of $3.0 billion from the Meritor acquisition and higher demand in all operating segments and most geographic regions, partially offset by the decrease in Russian sales due to the indefinite suspension of our Russian operations in March 2022. Net sales in the U.S. and Canada improved 28 percent, primarily due to incremental sales of axles and brakes, increased demand in all Distribution product lines and stronger demand in heavy-duty and medium-duty truck markets, which positively impacted most Components businesses. International demand (excludes the U.S. and Canada) improved by 22 percent, with higher sales in most geographic regions, partially offset by the decrease in Russian sales due to the indefinite suspension of our operations in March 2022. The increase in international sales was principally due to incremental sales of axles and brakes in Western Europe, Latin America, India and Asia Pacific. Unfavorable foreign currency fluctuations impacted international sales by 3 percent (primarily the Chinese renminbi and Indian rupee).

The following tables contain sales and EBITDA by operating segment, including adjusted prior year balances for the NPROXX changes noted above, for the three and nine months ended September 30, 2023 and 2022. See NOTE 17, "OPERATING SEGMENTS," to the Condensed Consolidated Financial Statements for additional information and a reconciliation of our segment information to the corresponding amounts in our Condensed Consolidated Statements of Net Income.

	Three months ended September 30,
Operating Segments	2023				2022				Percent change
		Percent				Percent			2023 vs. 2022
In millions	Sales	of Total	EBITDA		Sales	of Total	EBITDA		Sales	EBITDA
Components	$3,236	38%	$441		$2,703	37%	$297		20%	48%
Engine	2,931	35%	395		2,779	38%	362		5%	9%
Distribution	2,535	30%	306		2,239	30%	225		13%	36%
Power Systems	1,444	17%	234		1,349	18%	193		7%	21%
Accelera	103	1%	(114)		50	1%	(95)		NM	(20)%
Intersegment eliminations	(1,818)	(21)%	(32)		(1,787)	(24)%	(98)		2%	(67)%
Total	$8,431	100%	$1,230	(1)	$7,333	100%	$884	(2)	15%	39%

(1) EBITDA includes $26 million of costs associated with the separation of Atmus for the three months ended September 30, 2023. See NOTE 15, "FORMATION OF ATMUS AND IPO," to our Condensed Consolidated Financial Statements for additional information.

(2) EBITDA includes $45 million of costs related to the acquisition and integration of Meritor, $16 million of costs associated with the planned separation of Atmus and $1 million of costs associated with the suspension of our Russian operations for the three months ended September 30, 2022. See NOTE 14, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.

Net income attributable to Cummins Inc. was $656 million, or $4.59 per diluted share, on sales of $8.4 billion for the three months ended September 30, 2023, versus the comparable prior year period net income attributable to Cummins Inc. of $400 million, or $2.82 per diluted share, on sales of $7.3 billion. The increases in net income attributable to Cummins Inc. and earnings per diluted share were driven by higher net sales, improved gross margins and a lower effective tax rate, partially offset by increased compensation costs, higher interest expense related to increased floating interest rates and new borrowings, increased net income attributable to noncontrolling interests and higher consulting expenses. The increase in gross margin was primarily due to favorable pricing, lower freight costs, higher volumes (including a full quarter of axles and brakes from the Meritor acquisition) and favorable mix, partially offset by higher compensation expenses.

	Nine months ended September 30,
Operating Segments	2023				2022				Percent change
		Percent				Percent			2023 vs. 2022
In millions	Sales	of Total	EBITDA		Sales	of Total	EBITDA		Sales	EBITDA
Components	$10,218	40%	$1,434		$6,641	33%	$969		54%	48%
Engine	8,905	35%	1,277		8,307	41%	1,173		7%	9%
Distribution	7,536	29%	940		6,609	32%	632		14%	49%
Power Systems	4,244	17%	654		3,712	18%	411		14%	59%
Accelera	273	1%	(322)		123	1%	(239)		NM	(35)%
Intersegment eliminations	(5,654)	(22)%	(88)		(5,088)	(25)%	(252)		11%	(65)%
Total	$25,522	100%	$3,895	(1)	$20,304	100%	$2,694	(2)	26%	45%

(1) EBITDA includes $67 million of costs associated with the IPO and separation of Atmus for the nine months ended September 30, 2023. See NOTE 15, "FORMATION OF ATMUS AND IPO," to our Condensed Consolidated Financial Statements for additional information.

(2) EBITDA includes $112 million of costs associated with the indefinite suspension of our Russian operations, $62 million of costs associated with the planned separation of Atmus and $56 million of costs related to the acquisition and integration of Meritor for the nine months ended September 30, 2022. See NOTE 14, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.

Net income attributable to Cummins Inc. was $2.2 billion, or $15.19 per diluted share, on sales of $25.5 billion for the nine months ended September 30, 2023, versus the comparable prior year period net income attributable to Cummins Inc. of $1.5 billion, or $10.68 per diluted share, on sales of $20.3 billion. The increases in net income attributable to Cummins Inc. and earnings per diluted share were driven by higher net sales and improved gross margins, partially offset by increased compensation expenses and higher interest expense related to increased floating interest rates and new borrowings. The increase in gross margin was primarily due to higher volumes (including sales of axles and brakes from the Meritor acquisition) and favorable pricing, partially offset by higher compensation expenses.

We generated $2.5 billion of cash from operations for the nine months ended September 30, 2023, compared to $1.1 billion for the comparable period in 2022. See the section titled "Cash Flows" in the "LIQUIDITY AND CAPITAL RESOURCES" section for a discussion of items impacting cash flows.
Our debt to capital ratio (total capital defined as debt plus equity) at September 30, 2023, was 39.0 percent, compared to 44.1 percent at December 31, 2022. The decrease was primarily due to the increased equity balance from strong earnings since December 31, 2022 and lower debt. At September 30, 2023, we had $3.1 billion in cash and marketable securities on hand and access to our $4.0 billion credit facilities, if necessary, to meet acquisition, working capital, investment and funding needs.
On October 2, 2023, we repaid our $500 million senior notes, due 2023, using a combination of cash on hand and additional commercial paper borrowings.
On October 2, 2023, we purchased all of the equity ownership of Faurecia's U.S. and Europe commercial vehicle exhaust business from the Forvia Group for approximately €199 million, subject to certain adjustments set forth in the agreement. See NOTE 19, "SUBSEQUENT EVENTS," to the Condensed Consolidated Financial Statements for additional information.
In July 2023, the Board authorized an increase to our quarterly dividend of approximately 7 percent from $1.57 per share to $1.68 per share.
In the first nine months of 2023, the investment gain on our U.S. pension trusts was 2.32 percent, while our U.K. pension trusts' loss was 10.69 percent. To better hedge its liabilities, our U.K. pension plan sold a substantial portion of its private markets assets at a discount at the end of the second quarter, which fully settled in the third quarter and detracted from investment performance for the period. We anticipate making additional defined benefit pension contributions during the remainder of 2023 of $13 million for our U.S. and U.K. qualified and non-qualified pension plans. We expect our 2023 annual net periodic pension cost to be near zero.
As of the date of this filing, our credit ratings and outlooks from the credit rating agencies remain unchanged.

RESULTS OF OPERATIONS

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,		(Unfavorable)		September 30,		(Unfavorable)
In millions, except per share amounts	2023	2022	Amount	Percent	2023	2022	Amount	Percent
NET SALES	$8,431	$7,333	$1,098	15%	$25,522	$20,304	$5,218	26%
Cost of sales	6,360	5,691	(669)	(12)%	19,274	15,404	(3,870)	(25)%
GROSS MARGIN	2,071	1,642	429	26%	6,248	4,900	1,348	28%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	831	708	(123)	(17)%	2,457	1,945	(512)	(26)%
Research, development and engineering expenses	376	348	(28)	(8)%	1,110	945	(165)	(17)%
Equity, royalty and interest income from investees	118	70	48	69%	370	261	109	42%
Other operating expense, net	32	30	(2)	(7)%	78	144	66	46%
OPERATING INCOME	950	626	324	52%	2,973	2,127	846	40%
Interest expense	97	61	(36)	(59)%	283	112	(171)	NM
Other income, net	25	43	(18)	(42)%	166	26	140	NM
INCOME BEFORE INCOME TAXES	878	608	270	44%	2,856	2,041	815	40%
Income tax expense	188	199	11	6%	623	502	(121)	(24)%
CONSOLIDATED NET INCOME	690	409	281	69%	2,233	1,539	694	45%
Less: Net income attributable to noncontrolling interests	34	9	(25)	NM	67	19	(48)	NM
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$656	$400	$256	64%	$2,166	$1,520	$646	43%
Diluted Earnings Per Common Share Attributable to Cummins Inc.	$4.59	$2.82	$1.77	63%	$15.19	$10.68	$4.51	42%

"NM" - not meaningful information

	Three months ended		Favorable/ (Unfavorable)	Nine months ended		Favorable/ (Unfavorable)
	September 30,			September 30,
Percent of sales	2023	2022	Percentage Points	2023	2022	Percentage Points
Gross margin	24.6%	22.4%	2.2	24.5%	24.1%	0.4
Selling, general and administrative expenses	9.9%	9.7%	(0.2)	9.6%	9.6%	—
Research, development and engineering expenses	4.5%	4.7%	0.2	4.3%	4.7%	0.4

Net Sales
Net sales for the three months ended September 30, 2023, increased by $1.1 billion versus the comparable period in 2022. The primary drivers were as follows:
•Components segment sales increased 20 percent largely due to a full quarter of axles and brakes sales from the Meritor acquisition versus two months of sales in the comparable period in 2022.
•Distribution segment sales increased 13 percent due to higher demand across all product lines, especially in North America.
•Engine segment sales increased 5 percent principally due to strong heavy-duty and medium-duty truck demand in North America.
•Power Systems segment sales increased 7 percent primarily due to higher demand in power generation markets.

Net sales for the nine months ended September 30, 2023, increased $5.2 billion versus the comparable period in 2022. The primary drivers were as follows:
•Components segment sales increased 54 percent largely due to axles and brakes sales from the Meritor acquisition.
•Distribution segment sales increased 14 percent due to higher demand across all product lines, especially in North America.
•Engine segment sales increased 7 percent principally due to strong heavy-duty and medium-duty truck demand in North America.
•Power Systems segment sales increased 14 percent primarily due to higher demand in power generation markets.
These increases were partially offset by unfavorable foreign currency fluctuations of 1 percent of total sales, primarily in the Chinese renminbi and Indian rupee.
Sales to international markets (excluding the U.S. and Canada), based on location of customers, for the three and nine months ended September 30, 2023, were 38 percent and 39 percent of total net sales compared with 39 percent and 40 percent of total net sales for the comparable periods in 2022. A more detailed discussion of sales by segment is presented in the “OPERATING SEGMENT RESULTS” section.
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
Gross Margin
Gross margin increased $429 million for the three months ended September 30, 2023, and increased 2.2 points as a percentage of net sales versus the comparable period in 2022. The increase in gross margin and gross margin as a percentage of sales was primarily due to favorable pricing, lower freight costs, higher volumes (including a full quarter of axles and brakes from the Meritor acquisition) and favorable mix, partially offset by higher compensation expenses. Compensation and related expenses include variable compensation, salaries and fringe benefits.
Gross margin increased $1.3 billion for the nine months ended September 30, 2023, and increased 0.4 points as a percentage of sales versus the comparable period in 2022. The increase in gross margin and gross margin as a percentage of sales was primarily due to higher volumes (including sales of axles and brakes from the Meritor acquisition) and favorable pricing, partially offset by higher compensation expenses.
The provision for base warranties issued as a percent of sales for the three and nine months ended September 30, 2023, was 1.9 percent and 1.8 percent, respectively, compared to 1.7 percent and 1.9 percent for the comparable periods in 2022.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $123 million for the three months ended September 30, 2023, versus the comparable period in 2022, primarily due to higher variable compensation expenses and higher consulting expenses. Overall, selling, general and administrative expenses as a percentage of net sales increased to 9.9 percent in the three months ended September 30, 2023, from 9.7 percent in the comparable period in 2022, as selling, general and administrative expenses increased at a faster rate than net sales.
Selling, general and administrative expenses increased $512 million for the nine months ended September 30, 2023, versus the comparable period in 2022, primarily due to higher compensation expenses. Compensation and related expenses include variable compensation, salaries and fringe benefits. Overall, selling, general and administrative expenses, as a percentage of sales, remained flat at 9.6 percent.
Research, Development and Engineering Expenses
Research, development and engineering expenses increased $28 million for the three months ended September 30, 2023, versus the comparable period in 2022, primarily due to higher variable compensation expenses. Overall, research, development and engineering expenses as a percentage of net sales decreased to 4.5 percent in the three months ended September 30, 2023, from 4.7 percent in the comparable period in 2022, as research, development and engineering expenses increased at a slower rate than net sales.

Research, development and engineering expenses increased $165 million for the nine months ended September 30, 2023, versus the comparable period in 2022, primarily due to higher compensation costs and lower expense recovery. Compensation and related expenses include variable compensation, salaries and fringe benefits. Overall, research, development and engineering expenses as a percentage of sales decreased to 4.3 percent in the nine months ended September 30, 2023, from 4.7 percent in the comparable period in 2022, as research, development and engineering expenses increased at a slower rate than net sales.
Research activities continue to focus on development of new products to meet future emission standards around the world, improvements in fuel economy performance of diesel and natural gas-powered engines and related components as well as development activities around hydrogen engine solutions, battery electric, fuel cell electric and hydrogen production technologies.
Equity, Royalty and Interest Income from Investees
Equity, royalty and interest income from investees increased $48 million for the three months ended September 30, 2023, versus the comparable period in 2022, primarily due higher royalty and interest income from investees and increased earnings at Dongfeng Cummins Engine Co., Ltd.
Equity, royalty and interest income from investees increased $109 million for the nine months ended September 30, 2023, versus the comparable period in 2022, mainly due to the absence of the $28 million impairment of our Russian joint venture with KAMAZ, higher royalty and interest income from investees, joint venture earnings from the Meritor acquisition and higher earnings at Dongfeng Cummins Engine Co., Ltd. See NOTE 14, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.
Other Operating Expense, Net
Other operating (expense) income, net was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2023	2022	2023	2022
Amortization of intangible assets	$(34)	$(25)	$(100)	$(39)
Loss on write-off of assets	(1)	—	(3)	(8)
Royalty income, net	1	1	12	6
Russian suspension costs (1)	—	(3)	—	(64)
Asset impairments and other charges	—	—	—	(36)
Other, net	2	(3)	13	(3)
Total other operating expense, net	$(32)	$(30)	$(78)	$(144)

(1) See NOTE 14, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.
Interest Expense
Interest expense was $97 million and $283 million for the three and nine months ended September 30, 2023, versus $61 million and $112 million for the comparable periods in 2022. Interest expense increased $36 million and $171 million primarily due to the overall increase in floating interest rates and higher average term loan borrowings outstanding for the respective periods in 2023.

Other Income, Net
Other income (expense), net was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2023	2022	2023	2022
Non-service pension and OPEB income	$32	$37	$94	$102
Interest income	24	14	67	29
Foreign currency (loss) gain, net	(5)	20	(4)	7
Loss on corporate owned life insurance	(28)	(29)	(8)	(114)
(Loss) gain on marketable securities, net	—	(3)	8	(12)
Other, net	2	4	9	14
Total other income, net	$25	$43	$166	$26

Income Tax Expense
Our effective tax rate for 2023 is expected to approximate 22.0 percent, excluding any discrete items that may arise.
Our effective tax rates for the three and nine months ended September 30, 2023, were 21.4 percent and 21.8 percent, respectively. Our effective tax rates for the three and nine months ended September 30, 2022, were 32.7 percent and 24.6 percent, respectively.
The three months ended September 30, 2023, contained net favorable discrete tax items of $5 million, primarily due to $13 million of favorable return to provision adjustments and $1 million of favorable share-based compensation tax benefits, partially offset by $9 million of unfavorable adjustments for uncertain tax positions.
The nine months ended September 30, 2023, contained net favorable discrete tax items of $5 million, primarily due to $15 million of favorable return to provision adjustments and $5 million of favorable share-based compensation tax benefit, partially offset by $11 million of unfavorable adjustments for uncertain tax positions and $4 million of other unfavorable adjustments.
The three months ended September 30, 2022, contained unfavorable discrete tax items of $57 million, primarily due to $51 million of unfavorable tax costs associated with internal restructuring ahead of the planned separation of Atmus and $10 million of unfavorable return to provision adjustments, partially offset by $4 million of net favorable other discrete tax items.
The nine months ended September 30, 2022, contained unfavorable net discrete tax items of $52 million, primarily due to $69 million of unfavorable tax costs associated with internal restructuring ahead of the planned separation of Atmus and $10 million of unfavorable return to provision adjustments, partially offset by $27 million of favorable changes in tax reserves.
Noncontrolling Interests
Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities. Noncontrolling interests in income of consolidated subsidiaries for the three and nine months ended September 30, 2023, increased $25 million and $48 million, respectively versus the comparable periods in 2022. The increase for the for three months ended September 30, 2023, was primarily due to the absence of losses at Hydrogenics Corporation resulting from the June 2023 acquisition, earnings attributable to the divested, noncontrolling interest in Atmus and higher earnings at Eaton Cummins Joint Venture. The increase for the nine months ended September 30, 2023, was principally due to higher earnings at Cummins India Limited and Eaton Cummins Joint Venture.

Comprehensive Income - Foreign Currency Translation Adjustment
The foreign currency translation adjustment was a net loss of $163 million and $191 million, respectively, for the three and nine months ended September 30, 2023, compared to a net loss of $379 million and $620 million, respectively, for the three and nine months ended September 30, 2022, driven by the following:

	Three months ended
	September 30,
	2023		2022
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly-owned subsidiaries	$(142)	British pound, Brazilian real, Chinese renminbi, Indian rupee	$(306)	Chinese renminbi, British pound, Indian rupee
Equity method investments	(14)	Chinese renminbi, Indian rupee, Brazilian real	(58)	Chinese renminbi
Consolidated subsidiaries with a noncontrolling interest	(7)	Indian rupee, Chinese renminbi	(15)	Indian rupee
Total	$(163)		$(379)

	Nine months ended
	September 30,
	2023		2022
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly-owned subsidiaries	$(141)	Chinese renminbi, partially offset by Brazilian real	$(465)	Chinese renminbi, British pound, Indian rupee
Equity method investments	(44)	Chinese renminbi, partially offset by Brazilian real	(117)	Chinese renminbi
Consolidated subsidiaries with a noncontrolling interest	(6)	Chinese renminbi, Indian rupee	(38)	Indian rupee
Total	$(191)		$(620)

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
Following is a discussion of results for each of our operating segments.
Components Segment Results
Financial data for the Components segment was as follows:

	Three months ended				Favorable/		Nine months ended				Favorable/
	September 30,				(Unfavorable)		September 30,				(Unfavorable)
In millions	2023		2022		Amount	Percent	2023		2022		Amount	Percent
External sales	$2,780		$2,220		$560	25%	$8,747		$5,214		$3,533	68%
Intersegment sales	456		483		(27)	(6)%	1,471		1,427		44	3%
Total sales	3,236		2,703		533	20%	10,218		6,641		3,577	54%
Research, development and engineering expenses	93		87		(6)	(7)%	287		236		(51)	(22)%
Equity, royalty and interest income from investees	26		17		9	53%	71		54		17	31%
Interest income	8		4		4	100%	21		7		14	NM
Russian suspension costs (1)	—		1		1	100%	—		5		5	100%
Segment EBITDA	441	(2)	297	(3)	144	48%	1,434	(2)	969	(3)	465	48%

					Percentage Points						Percentage Points
Segment EBITDA as a percentage of total sales	13.6%		11.0%			2.6	14.0%		14.6%			(0.6)

"NM" - not meaningful information
(1) See NOTE 14, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.
(2) Includes costs associated with the IPO and separation of Atmus of $20 million and $50 million for the three and nine months ended September 30, 2023, respectively.
(3) Includes $45 million and $56 million of costs related to the acquisition and integration of Meritor and $10 million and $15 million of costs associated with the separation of Atmus for the three and nine months ended September 30, 2022, respectively.

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
Sales for our Components segment by business, including adjusted prior year balances for the changes noted above, were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,		(Unfavorable)		September 30,		(Unfavorable)
In millions	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Axles and brakes	$1,177	$732	$445	61%	$3,698	$732	$2,966	NM
Emission solutions	893	853	40	5%	2,913	2,626	287	11%
Engine components	532	509	23	5%	1,670	1,514	156	10%
Atmus	396	399	(3)	(1)%	1,230	1,172	58	5%
Automated transmissions	187	159	28	18%	545	436	109	25%
Software and electronics	51	51	—	—%	162	161	1	1%
Total sales	$3,236	$2,703	$533	20%	$10,218	$6,641	$3,577	54%

"NM" - not meaningful information
Sales
Components segment sales for the three months ended September 30, 2023, increased $533 million versus the comparable period in 2022. The following were the primary drivers by business:
•Axles and brakes sales increased $445 million mainly due to a full quarter of sales versus two months of sales in comparable period in 2022.
•Emission solutions sales increased $40 million primarily due to stronger demand in North America.
Components segment sales for the nine months ended September 30, 2023, increased $3.6 billion versus the comparable period in 2022. The following were the primary drivers by business:
•Axles and brakes sales increased $3.0 billion due to the Meritor acquisition on August 3, 2022.
•Emission solutions sales increased $287 million principally due to stronger demand in North America and China.
•Engine components sales increased $156 million mainly due to higher demand in China and North America.
Segment EBITDA
Components segment EBITDA for the three months ended September 30, 2023, increased $144 million versus the comparable period in 2022, mainly due to higher volumes (including a full quarter of sales of axles and brakes from the Meritor acquisition), the absence of Meritor acquisition and integration costs, favorable pricing and lower freight costs, partially offset by higher compensation expenses.
Components segment EBITDA for the nine months ended September 30, 2023, increased $465 million versus the comparable period in 2022, primarily due to higher volumes (including sales of axles and brakes from the Meritor acquisition), favorable pricing and the absence of Meritor acquisition and integration costs, partially offset by higher compensation expenses.

Engine Segment Results
Financial data for the Engine segment was as follows:

	Three months ended		Favorable/		Nine months ended			Favorable/
	September 30,		(Unfavorable)		September 30,			(Unfavorable)
In millions	2023	2022	Amount	Percent	2023	2022		Amount	Percent
External sales	$2,236	$2,063	$173	8%	$6,751	$6,204		$547	9%
Intersegment sales	695	716	(21)	(3)%	2,154	2,103		51	2%
Total sales	2,931	2,779	152	5%	8,905	8,307		598	7%
Research, development and engineering expenses	159	140	(19)	(14)%	441	365		(76)	(21)%
Equity, royalty and interest income from investees	62	27	35	NM	198	127	(1)	71	56%
Interest income	4	3	1	33%	14	8		6	75%
Russian suspension costs	—	—	—	—%	—	33	(2)	33	100%
Segment EBITDA	395	362	33	9%	1,277	1,173		104	9%

			Percentage Points					Percentage Points
Segment EBITDA as a percentage of total sales	13.5%	13.0%		0.5	14.3%	14.1%			0.2

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

Sales for our Engine segment by market were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,		(Unfavorable)		September 30,		(Unfavorable)
In millions	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Heavy-duty truck	$1,116	$972	$144	15%	$3,347	$2,881	$466	16%
Medium-duty truck and bus	931	868	63	7%	2,776	2,591	185	7%
Light-duty automotive	455	466	(11)	(2)%	1,339	1,420	(81)	(6)%
Total on-highway	2,502	2,306	196	8%	7,462	6,892	570	8%
Off-highway	429	473	(44)	(9)%	1,443	1,415	28	2%
Total sales	$2,931	$2,779	$152	5%	$8,905	$8,307	$598	7%

			Percentage Points				Percentage Points
On-highway sales as percentage of total sales	85%	83%		2	84%	83%		1

Unit shipments by engine classification (including unit shipments to Power Systems and off-highway engine units included in their respective classification) were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,		(Unfavorable)		September 30,		(Unfavorable)
	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Heavy-duty	36,300	30,200	6,100	20%	107,400	89,700	17,700	20%
Medium-duty	71,300	69,800	1,500	2%	226,200	211,200	15,000	7%
Light-duty	53,300	58,300	(5,000)	(9)%	161,900	185,200	(23,300)	(13)%
Total unit shipments	160,900	158,300	2,600	2%	495,500	486,100	9,400	2%

Sales
Engine segment sales for the three months ended September 30, 2023, increased $152 million versus the comparable period in 2022. The following were the primary drivers by market:
•Heavy-duty truck sales increased $144 million principally due to stronger demand in North America (with higher shipments of 14 percent) and China.
•Medium-duty truck and bus sales increased $63 million mainly due to higher demand, especially in North America with medium-duty truck shipments up 12 percent.
These increases were partially offset by decreased off-highway sales of $44 million primarily due to weaker demand in global agriculture markets and lower demand in global construction markets, especially in Latin America and China.
Engine segment sales for the nine months ended September 30, 2023, increased $598 million versus the comparable period in 2022. The following were the primary drivers by market:
•Heavy-duty truck sales increased $466 million principally due to higher demand, especially in North America (with shipments up 17 percent) and China.
•Medium-duty truck and bus sales increased $185 million mainly due to higher demand, especially in North America with higher medium-duty truck engine shipments of 13 percent.
These increases were partially offset by decreased light-duty automotive sales of $81 million primarily due to our indefinite suspension of operations in Russia and weaker demand in Brazil.
Segment EBITDA
Engine segment EBITDA for the three months ended September 30, 2023, increased $33 million versus the comparable period in 2022, primarily due to favorable pricing, partially offset by lower parts volumes.
Engine segment EBITDA for the nine months ended September 30, 2023, increased $104 million versus the comparable period in 2022, mainly due to favorable pricing, partially offset by higher compensation expenses and increased material costs.
Distribution Segment Results
Financial data for the Distribution segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,		(Unfavorable)		September 30,		(Unfavorable)
In millions	2023	2022	Amount	Percent	2023	2022	Amount	Percent
External sales	$2,519	$2,232	$287	13%	$7,494	$6,590	$904	14%
Intersegment sales	16	7	9	NM	42	19	23	NM
Total sales	2,535	2,239	296	13%	7,536	6,609	927	14%
Research, development and engineering expenses	14	13	(1)	(8)%	43	39	(4)	(10)%
Equity, royalty and interest income from investees	22	20	2	10%	70	57	13	23%
Interest income	9	4	5	NM	24	9	15	NM
Russian suspension costs (1)	—	—	—	—%	—	55	55	100%
Segment EBITDA	306	225	81	36%	940	632	308	49%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	12.1%	10.0%		2.1	12.5%	9.6%		2.9

"NM" - not meaningful information
(1) See NOTE 14, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.

Sales for our Distribution segment by region, including adjusted prior year balances for the changes noted above, were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,		(Unfavorable)		September 30,		(Unfavorable)
In millions	2023	2022	Amount	Percent	2023	2022	Amount	Percent
North America	$1,731	$1,512	$219	14%	$5,223	$4,373	$850	19%
Asia Pacific	292	260	32	12%	798	748	50	7%
Europe	200	182	18	10%	608	711	(103)	(14)%
China	112	92	20	22%	327	274	53	19%
Africa and Middle East	77	79	(2)	(3)%	219	190	29	15%
India	68	56	12	21%	192	158	34	22%
Latin America	55	58	(3)	(5)%	169	155	14	9%
Total sales	$2,535	$2,239	$296	13%	$7,536	$6,609	$927	14%

Sales for our Distribution segment by product line were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,		(Unfavorable)		September 30,		(Unfavorable)
In millions	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Parts	$995	$945	$50	5%	$3,071	$2,859	$212	7%
Power generation	606	431	175	41%	1,712	1,273	439	34%
Engines	511	449	62	14%	1,498	1,319	179	14%
Service	423	414	9	2%	1,255	1,158	97	8%
Total sales	$2,535	$2,239	$296	13%	$7,536	$6,609	$927	14%

Sales
Distribution segment sales for the three months ended September 30, 2023, increased $296 million versus the comparable period in 2022. The primary driver was an increase in North American sales of $219 million due to higher demand in most product lines (especially power generation).
Distribution segment sales for the nine months ended September 30, 2023, increased $927 million versus the comparable period in 2022. The primary driver was an increase in North American sales of $850 million due to higher demand in all product lines.
The increase was partially offset by the following:
•European sales decreased $103 million mainly as a result of our indefinite suspension of operations in Russia.
•Unfavorable foreign currency fluctuations, primarily in the Australian dollar, Canadian dollar, Chinese renminbi, South African rand and Indian rupee.
Segment EBITDA
Distribution segment EBITDA for the three months ended September 30, 2023, increased $81 million versus the comparable period in 2022, primarily due to favorable mix and increased volumes, partially offset by higher compensation expenses.
Distribution segment EBITDA for the nine months ended September 30, 2023, increased $308 million versus the comparable period in 2022, primarily due to favorable mix, increased volumes and improved pricing, partially offset by higher compensation expenses.

Power Systems Segment Results
Financial data for the Power Systems segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,		(Unfavorable)		September 30,		(Unfavorable)
In millions	2023	2022	Amount	Percent	2023	2022	Amount	Percent
External sales	$798	$773	$25	3%	$2,271	$2,190	$81	4%
Intersegment sales	646	576	70	12%	1,973	1,522	451	30%
Total sales	1,444	1,349	95	7%	4,244	3,712	532	14%
Research, development and engineering expenses	60	62	2	3%	189	184	(5)	(3)%
Equity, royalty and interest income from investees	11	10	1	10%	42	31	11	35%
Interest income	3	3	—	—%	7	5	2	40%
Russian suspension costs (1)	—	—	—	—%	—	19	19	100%
Segment EBITDA	234	193	41	21%	654	411	243	59%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	16.2%	14.3%		1.9	15.4%	11.1%		4.3

(1) See NOTE 14, "RUSSIAN OPERATIONS," to our Condensed Consolidated Financial Statements for additional information.
Sales for our Power Systems segment by product line were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,		(Unfavorable)		September 30,		(Unfavorable)
In millions	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Power generation	$850	$739	$111	15%	$2,474	$2,060	$414	20%
Industrial	475	483	(8)	(2)%	1,398	1,304	94	7%
Generator technologies	119	127	(8)	(6)%	372	348	24	7%
Total sales	$1,444	$1,349	$95	7%	$4,244	$3,712	$532	14%

Sales
Power Systems segment sales for the three months ended September 30, 2023, increased $95 million versus the comparable period in 2022. The primary driver was an increase in power generation sales of $111 million mainly due to higher demand in North America and the Middle East.
Power Systems segment sales for the nine months ended September 30, 2023, increased $532 million versus the comparable period in 2022. The primary driver was an increase in power generation sales of $414 million mainly due to higher demand in North America, Asia Pacific, India and the Middle East.
Segment EBITDA
Power Systems segment EBITDA for the three months ended September 30, 2023, increased $41 million versus the comparable period in 2022, mainly due to favorable pricing, partially offset by unfavorable mix and higher compensation expenses.
Power Systems segment EBITDA for the nine months ended September 30, 2023, increased $243 million versus the comparable period in 2022, primarily due to favorable pricing and increased volumes, partially offset by higher compensation expenses.

Accelera Segment Results
Financial data for the Accelera segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,		(Unfavorable)		September 30,		(Unfavorable)
In millions	2023	2022	Amount	Percent	2023	2022	Amount	Percent
External sales	$98	$45	$53	NM	$259	$106	$153	NM
Intersegment sales	5	5	—	—%	14	17	(3)	(18)%
Total sales	103	50	53	NM	273	123	150	NM
Research, development and engineering expenses	50	46	(4)	(9)%	150	121	(29)	(24)%
Equity, royalty and interest loss from investees	(3)	(4)	1	25%	(11)	(8)	(3)	(38)%
Interest income	—	—	—	—%	1	—	1	NM
Segment EBITDA	(114)	(95)	(19)	(20)%	(322)	(239)	(83)	(35)%

"NM" - not meaningful information
Accelera segment sales for the three months ended September 30, 2023, increased $53 million versus the comparable period in 2022 principally due to improved sales of electrolyzers and incremental sales of central drive systems since the acquisition of Siemens' Commercial Vehicles Propulsion business.
Accelera segment sales for the nine months ended September 30, 2023, increased $150 million versus the comparable period in 2022 principally due to incremental sales of central drive systems, e-axles and accessory systems since the acquisitions of Siemens' Commercial Vehicles Propulsion business and Meritor's electric powertrain business, as well as improved electrolyzer and electrified components sales.

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
Positive Trends
•We expect demand for medium-duty trucks in North America to remain strong.
•We believe market demand for trucks in India will continue to be strong.
•We expect demand within our Power Systems business to remain strong, including the power generation, mining, oil and gas and marine markets.
•We anticipate demand in our aftermarket business will continue to be robust, albeit with some softening in the remainder of the year, driven primarily by truck utilization in North America and continued strong demand in our Power Systems business.
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
•Labor actions within the North American automotive sector could disrupt pick-up truck production with a negative impact on net income.
•Increasing interest rates could increase borrowing costs and negatively impact net income.
•We expect the ongoing separation of Atmus, our filtration business, into a stand-alone company will continue to result in incremental expenses.

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

Dollars in millions	September 30, 2023	December 31, 2022
Working capital (1)	$4,786	$3,030
Current ratio	1.43	1.27
Accounts and notes receivable, net	$5,662	$5,202
Days' sales in receivables	58	60
Inventories	$5,906	$5,603
Inventory turnover	4.4	4.2
Accounts payable (principally trade)	$4,262	$4,252
Days' payable outstanding	61	60
Total debt	$7,464	$7,855
Total debt as a percent of total capital	39.0%	44.1%

(1) Working capital includes cash, cash equivalents and restricted cash.
Cash Flows
Cash and cash equivalents were impacted as follows:

	Nine months ended
	September 30,
In millions	2023	2022	Change
Net cash provided by operating activities	$2,507	$1,145	$1,362
Net cash used in investing activities	(860)	(3,496)	2,636
Net cash (used in) provided by financing activities	(1,069)	2,111	(3,180)
Effect of exchange rate changes on cash and cash equivalents	(67)	147	(214)
Net increase (decrease) in cash, cash equivalents and restricted cash	$511	$(93)	$604

Net cash provided by operating activities increased $1.4 billion for the nine months ended September 30, 2023, versus the comparable period in 2022, primarily due to higher net income of $694 million and lower working capital requirements of $349 million. The lower working capital requirements resulted in a cash outflow of $370 million compared to a cash outflow of $719 million in the comparable period of 2022, mainly due to increased accrued expenses (from higher variable compensation accruals in 2023 and higher variable compensation payments in the first quarter of 2022 for the previous year), partially offset by unfavorable changes in accounts payable.
Net cash used in investing activities decreased $2.6 billion for the nine months ended September 30, 2023, versus the comparable period in 2022, primarily due to lower acquisition activity of $2.9 billion, partially offset by higher capital expenditures of $241 million.
Net cash used in financing activities increased $3.2 billion for the nine months ended September 30, 2023, versus the comparable period in 2022, primarily due to higher net payments of commercial paper of $2.6 billion and lower proceeds from borrowings of $1.3 billion, partially offset by lower payments on borrowings and finance lease obligations of $679 million and the absence of repurchases of common stock of $370 million.
The effect of exchange rate changes on cash and cash equivalents for the nine months ended September 30, 2023, versus the comparable period in 2022, decreased $214 million primarily due to unfavorable fluctuations in the British pound, partially offset by the Chinese renminbi.

Sources of Liquidity
We generate significant ongoing cash flow. Cash provided by operations is our principal source of liquidity with $2,507 million generated in the nine months ended September 30, 2023. Our sources of liquidity include:

	September 30, 2023
In millions	Total	U.S.	International	Primary location of international balances
Cash, cash equivalents and restricted cash	$2,612	$1,270	$1,342	Belgium, China, Australia, Canada, Mexico, Singapore, India
Marketable securities (1)	452	87	365	India
Total	$3,064	$1,357	$1,707
Available credit capacity
Revolving credit facilities (2)	$2,290
Atmus revolving credit facility (3)	$400
International and other uncommitted domestic credit facilities	$356

(1) The majority of marketable securities could be liquidated into cash within a few days.
(2) The five-year credit facility for $2.0 billion and the 364-day credit facility for $2.0 billion, maturing August 2026 and June 2024, respectively, are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. At September 30, 2023, we had $1.7 billion of commercial paper outstanding, which effectively reduced our available capacity under our revolving credit facilities to $2.3 billion.

(3) In February 2023, Atmus entered into a $400 million revolving credit facility and at September 30, 2023, they had no outstanding borrowings under this facility.
Cash, Cash Equivalents, Restricted Cash and Marketable Securities
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
Restricted Cash
We had $225 million of restricted cash at September 30, 2023, of which $216 million was in an escrow account and used to fund the acquisition of Faurecia's U.S. and Europe commercial vehicle exhaust business on October 2, 2023. See NOTE 19, "SUBSEQUENT EVENTS," to our Condensed Consolidated Financial Statements for additional information.
IPO of Atmus
On May 23, 2023, in connection with the Atmus IPO, Cummins issued approximately $350 million of commercial paper with certain lenders. On May 26, 2023, Atmus shares began trading on the New York Stock Exchange under the symbol "ATMU." The IPO was completed on May 30, 2023, whereby Cummins exchanged 19.5 percent (approximately 16 million shares) of its ownership in Atmus, at $19.50 per share, to retire $299 million of the commercial paper as proceeds from the offering through a non-cash transaction. In exchange for the filtration business, Atmus also transferred to Cummins consideration of $650 million. The commercial paper issued and retired through the IPO proceeds, coupled with the $650 million received, is intended to be used for the retirement of our historical debt, dividends and share repurchases. See NOTE 15, "FORMATION OF ATMUS AND IPO," to the Condensed Consolidated Financial Statements for additional information.

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
We have access to committed credit facilities totaling $4.0 billion, including our $2.0 billion 364-day facility that expires June 3, 2024, and our $2.0 billion five-year facility that expires on August 18, 2026. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. We intend to maintain credit facilities at the current or higher aggregate amounts by renewing or replacing these facilities at or before expiration. There were no outstanding borrowings under these facilities at September 30, 2023.
We can issue up to $4.0 billion of unsecured, short-term promissory notes (commercial paper) pursuant to the Board authorized commercial paper programs. These programs facilitate the private placement of unsecured short-term debt through third-party brokers. We intend to use the net proceeds from the commercial paper borrowings for acquisitions and general corporate purposes. The total combined borrowing capacity under the revolving credit facilities and commercial programs should not exceed $4.0 billion. At September 30, 2023, we had $1.7 billion of commercial paper outstanding, which effectively reduced our available capacity under our revolving credit facilities to $2.3 billion.
In September 2023, we entered into a series of interest rate swaps with a total notional value of $500 million in order to trade a portion of the floating rate into a fixed rate on our term loan, due in 2025. The maturity date of the interest rate swaps is August 1, 2025. We designated the swaps as cash flow hedges. The gains and losses on these derivative instruments are initially recorded in other comprehensive income and reclassified into earnings as interest expense in the Condensed Consolidated Financial Statements as each interest payment is accrued.
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
In 2019, we entered into $350 million of interest rate lock agreements, and in 2020 we entered into an additional $150 million of lock agreements to reduce the variability of the cash flows of the interest payments on a total of $500 million of fixed rate debt forecast to be issued in 2023 to replace our senior notes at maturity. In December 2022, we settled certain rate lock agreements with notional amounts totaling $150 million for $49 million. In February 2023, we settled certain rate lock agreements with notional amounts totaling $100 million for $34 million. In August 2023, we settled all remaining rate lock agreements with notional amounts totaling $250 million for $67 million. The $150 million of gains on settlements will remain in other comprehensive income and will be amortized over the term of the anticipated new debt.
On February 15, 2023, certain of our subsidiaries entered into an amendment to the $1.0 billion credit agreement (Credit Agreement), consisting of a $400 million revolving credit facility and a $600 million term loan facility, in anticipation of the separation of our filtration business, which extended the date on which the Credit Agreement terminates from March 30, 2023, to June 30, 2023. On May 26, 2023, Atmus drew down the entire $600 million term loan facility and borrowed $50 million under the revolving credit facility for use as partial consideration for the filtration business. Borrowings under the Credit Agreement mature in September 2027 (with quarterly payments on the term loan beginning in September 2024) and bear interest at varying rates, depending on the type of loan and, in some cases, the rates of designated benchmarks and the applicable borrower’s election. Generally, U.S. dollar-denominated loans bear interest at adjusted term Secured Overnight Financing Rate (SOFR) (which includes a 0.10 percent credit spread adjustment to term SOFR) for the applicable interest period plus a rate ranging from 1.125 percent to 1.75 percent. The Credit Agreement contains customary events of default and financial and other covenants, including maintaining a net leverage ratio of 4.0 to 1.0 and a minimum interest coverage ratio of 3.0 to 1.0. At September 30, 2023, they had no outstanding borrowings under the revolving credit facility and $600 million outstanding under the term loan facility.
As a well-known seasoned issuer, we filed an automatic shelf registration of an undetermined amount of debt and equity with the Securities and Exchange Commission (SEC) on February 8, 2022. Under this shelf registration we may offer, from time to time, debt securities, common stock, preferred and preference stock, depositary shares, warrants, stock purchase contracts and stock purchase units.

Supply Chain Financing
We currently have supply chain financing programs with financial intermediaries, which provide certain vendors the option to be paid by financial intermediaries earlier than the due date on the applicable invoice. When a vendor utilizes the program and receives an early payment from a financial intermediary, they take a discount on the invoice. We then pay the financial intermediary the face amount of the invoice on the original due date, which generally have 60 to 90 day payment terms. The maximum amount that we could have outstanding under the program was $482 million. We do not reimburse vendors for any costs they incur for participation in the program, their participation is completely voluntary and there are no assets pledged as security or other forms of guarantees provided for the committed payment to the finance provider or intermediary. As a result, all amounts owed to the financial intermediaries are presented as accounts payable in our Condensed Consolidated Balance Sheets. Amounts due to the financial intermediaries reflected in accounts payable at September 30, 2023, were $220 million.
Uses of Cash
Dividends
We paid dividends of $683 million during the nine months ended September 30, 2023. In July 2023, the Board authorized an increase to our quarterly dividend of approximately 7 percent from $1.57 per share to $1.68 per share.
Capital Expenditures
Capital expenditures for the nine months ended September 30, 2023, were $694 million versus $453 million in the comparable period in 2022. We continue to invest in new product lines and targeted capacity expansions. We plan to spend an estimated $1.2 billion to $1.3 billion in 2023 on capital expenditures with over 60 percent of these expenditures expected to be invested in North America.
Acquisitions
Acquisitions for the nine months ended September 30, 2023, were as follows:

Entity Acquired (Dollars in millions)	Date of Acquisition	Additional Percent Interest Acquired	Payments to Former Owners	Acquisition Related Debt Retirements	Total Purchase Consideration
Hydrogenics Corporation (Hydrogenics)	06/29/23	19%	$287	$48	$335	(1)
Teksid Hierro de Mexico, S.A. de C.V. (Teksid MX)	04/03/23	100%	143	—	143	(2)

(1) Hydrogenics entered into three non-interest-bearing promissory notes with $175 million paid on July 31, 2023, and the remaining $160 million due in three installments through 2025.
(2) Total purchase consideration included $32 million for the settlement of accounts payable.
See NOTE 16, "ACQUISITIONS," to our Condensed Consolidated Financial Statements for additional information.
Current Maturities of Short and Long-Term Debt
We had $1.7 billion of commercial paper outstanding at September 30, 2023, that matures in less than one year. The maturity schedule of our existing long-term debt requires significant cash outflows in the fourth quarter of 2023 when our 3.65 percent senior notes are due and in 2025 when our term loan and 0.75 percent senior notes are due. Required annual long-term debt principal payments range from $50 million to $2.0 billion over the next five years (including the remainder of 2023). In 2023, we intend to have a greater emphasis on the repayment of debt to maintain our strong credit ratings. See NOTE 9, "DEBT," to the Condensed Consolidated Financial Statements for additional information.
On October 2, 2023, we repaid our $500 million senior notes, due 2023, using a combination of cash on hand and additional commercial paper borrowings. On October 31, 2023, we repaid $150 million of our term loan, due 2025, using cash on hand.
Pensions
Our global pension plans, including our unfunded and non-qualified plans, were 120 percent funded at December 31, 2022. Our U.S. defined benefit plans (qualified and non-qualified), which represented approximately 69 percent of the worldwide pension obligation, were 121 percent funded, and our U.K. defined benefit plans were 119 percent funded at December 31, 2022. The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans. In the first nine months of 2023, the investment gain on our U.S. pension trusts was 2.32 percent, while our U.K. pension trusts' loss was 10.69 percent. To better hedge its liabilities, our U.K. pension plan sold a substantial portion of its private markets assets at a discount at the end of the second quarter, which fully settled in the third quarter and detracted from investment performance for the period. We anticipate making additional defined benefit pension contributions during the remainder of 2023 of $13 million for our U.S. and U.K. qualified and non-qualified pension plans. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2023 annual net periodic pension cost to be near zero.
Stock Repurchases
In December 2021, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the $2.0 billion repurchase plan authorized in 2019. We did not make any repurchases of common stock in the first nine months of 2023.
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
A discussion of our critical accounting estimates may be found in the “Management’s Discussion and Analysis” section of our 2022 Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.” Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first nine months of 2023 other than the critical accounting estimate relating to goodwill impairment to update our impairment sensitivity analysis.

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
The discounted cash flow model requires us to make projections of revenue, gross margin, operating expenses, working capital investment and fixed asset additions for the reporting units over a multi-year period. Additionally, management must estimate a weighted-average cost of capital, which reflects a market rate, for each reporting unit for use as a discount rate. The discounted cash flows are compared to the carrying value of the reporting unit and, if less than the carrying value, the difference is recorded as a goodwill impairment loss. In addition, we also perform sensitivity analyses to determine how much our forecasts can fluctuate before the fair value of a reporting unit would be lower than its carrying amount. Future changes in the judgments, assumptions and estimates that are used in our goodwill impairment testing, including discount rates or future operating results and related cash flow projections, could result in significantly different estimates of the fair values in the future. An increase in discount rates, a reduction in projected cash flows or a combination of the two could lead to a reduction in the estimated fair values, which may result in impairment charges that could materially affect our financial statements in any given year. We perform the goodwill impairment assessment as of the end of our fiscal third quarter.
While none of our reporting units recorded a goodwill impairment in 2023, we have two reporting units with material goodwill balances where the estimated fair value does not significantly exceed the carrying value, both of which are in our Components segment. Our automated transmissions reporting unit (consisting solely of our joint venture with Eaton) has an estimated fair value that exceeds its carrying amount of $1.1 billion by approximately 7 percent. Total goodwill in this reporting unit is $544 million. We valued this reporting unit using an income approach based on its expected future cash flows. The critical assumptions that factored into the valuation are the projected future revenues and gross margins of the business as well as the discount rate used to present value these future cash flows. A 50 basis point increase in the discount rate would result in a 5 percent decline in the fair value of the reporting unit. Our axles and brakes reporting unit, which consists of the legacy business acquired from Meritor in August 2022, has an estimated fair value that exceeds its carrying amount of $4.2 billion by approximately 12 percent. Total goodwill in this reporting unit is $745 million. We valued this reporting unit using an income approach based on future cash flows. The critical assumptions that factored into the valuation are the projected future revenues and gross margins of the business as well as the discount rate used to present value these future cash flows. A 50 basis point increase in the discount rate would result in a 5 percent decline in the fair value of the reporting unit.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
July 1 - July 31	—	$—	—	$2,218
August 1 - August 31	—	—	—	2,218
September 1 - September 30	—	—	—	2,218
Total	—	—	—

(1) Shares repurchased under our Key Employee Stock Investment Plan only occur in the event of a participant default, which cannot be predicted, and were excluded from this column.
In December 2021, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the $2.0 billion repurchase plan authorized in 2019. During the three months ended September 30, 2023, we did not make any repurchases of common stock. The dollar value remaining available for future purchases under the 2019 program at September 30, 2023, was $218 million.
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
ITEM 3.  Defaults Upon Senior Securities
Not applicable.
ITEM 4.  Mine Safety Disclosures
Not applicable.
ITEM 5.  Other Information
(c) During the third quarter of 2023, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6. Exhibits
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.
CUMMINS INC.
EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10	Key Employee Stock Investment Plan (filed herewith).
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed with this quarterly report on Form 10-Q are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Net Income for the three and nine months ended September 30, 2023 and September 30, 2022, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and September 30, 2022, (iii) the Condensed Consolidated Balance Sheets at September 30, 2023 and December 31, 2022, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and September 30, 2022, (v) the Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interests and Equity for the three and nine months ended September 30, 2023 and September 30, 2022 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cummins Inc.
Date:	November 2, 2023

	By:	/s/ MARK A. SMITH	By:	/s/ LUTHER E. PETERS
		Mark A. Smith		Luther E. Peters
		Vice President and Chief Financial Officer		Vice President-Controller
		(Principal Financial Officer)		(Principal Accounting Officer)