Form 10-Q
period 2024-03-31
CUMMINS INC
filed 2024-05-02
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

As of March 31, 2024, there were 136,779,875 shares of common stock outstanding with a par value of $2.50 per share.

CUMMINS INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION
ITEM 1.  Condensed Consolidated Financial Statements

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(Unaudited)

	Three months ended
	March 31,
In millions, except per share amounts	2024	2023
NET SALES (Notes 1 and 2)	$8,403	$8,453
Cost of sales	6,362	6,424
GROSS MARGIN	2,041	2,029
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	839	753
Research, development and engineering expenses	369	350
Equity, royalty and interest income from investees (Note 4)	123	119
Other operating expense, net	33	19
OPERATING INCOME	923	1,026
Interest expense	89	87
Other income, net (Note 14)	1,387	90
INCOME BEFORE INCOME TAXES	2,221	1,029
Income tax expense (Note 5)	193	223
CONSOLIDATED NET INCOME	2,028	806
Less: Net income attributable to noncontrolling interests	35	16
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$1,993	$790

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
Basic	$14.10	$5.58
Diluted	$14.03	$5.55

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	141.3	141.5
Dilutive effect of stock compensation awards	0.8	0.9
Diluted	142.1	142.4

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended
	March 31,
In millions	2024	2023
CONSOLIDATED NET INCOME	$2,028	$806
Other comprehensive (loss) income, net of tax (Note 12)
Change in pension and other postretirement defined benefit plans	(13)	(9)
Foreign currency translation adjustments	(60)	82
Unrealized gain (loss) on derivatives	12	(3)
Total other comprehensive (loss) income, net of tax	(61)	70
COMPREHENSIVE INCOME	1,967	876
Less: Comprehensive income attributable to noncontrolling interests	32	19
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUMMINS INC.	$1,935	$857

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except par value	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$2,541	$2,179
Marketable securities (Note 6)	510	562
Total cash, cash equivalents and marketable securities	3,051	2,741
Accounts and notes receivable, net	5,463	5,583
Inventories (Note 7)	5,758	5,677
Prepaid expenses and other current assets	1,348	1,197
Total current assets	15,620	15,198
Long-term assets
Property, plant and equipment	11,253	11,674
Accumulated depreciation	(5,242)	(5,425)
Property, plant and equipment, net	6,011	6,249
Investments and advances related to equity method investees	1,774	1,800
Goodwill	2,406	2,499
Other intangible assets, net	2,455	2,519
Pension assets (Note 3)	1,187	1,197
Other assets (Note 8)	2,374	2,543
Total assets	$31,827	$32,005

LIABILITIES
Current liabilities
Accounts payable (principally trade)	$4,476	$4,260
Loans payable (Note 9)	342	280
Commercial paper (Note 9)	609	1,496
Current maturities of long-term debt (Note 9)	113	118
Accrued compensation, benefits and retirement costs	561	1,108
Current portion of accrued product warranty (Note 10)	652	667
Current portion of deferred revenue (Note 2)	1,236	1,220
Other accrued expenses (Note 8)	3,697	3,754
Total current liabilities	11,686	12,903
Long-term liabilities
Long-term debt (Note 9)	5,771	4,802
Deferred revenue (Note 2)	1,061	966
Other liabilities (Note 8)	3,208	3,430
Total liabilities	$21,726	$22,101

Commitments and contingencies (Note 11)

EQUITY
Cummins Inc. shareholders’ equity
Common stock, $2.50 par value, 500 shares authorized, 222.5 and 222.5 shares issued	$2,557	$2,564
Retained earnings	19,605	17,851
Treasury stock, at cost, 85.7 and 80.7 shares	(10,831)	(9,359)
Accumulated other comprehensive loss (Note 12)	(2,264)	(2,206)
Total Cummins Inc. shareholders’ equity	9,067	8,850
Noncontrolling interests	1,034	1,054
Total equity	$10,101	$9,904
Total liabilities and equity	$31,827	$32,005
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
In millions	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$2,028	$806
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Gain related to divestiture of Atmus (Note 14)	(1,333)	—
Depreciation and amortization	265	246
Deferred income taxes	(38)	(38)
Equity in income of investees, net of dividends	(78)	(67)
Pension and OPEB expense (Note 3)	9	1
Pension contributions and OPEB payments (Note 3)	(48)	(92)
Changes in current assets and liabilities, net of acquisitions and divestitures
Accounts and notes receivable	(11)	(621)
Inventories	(354)	(263)
Other current assets	(175)	(142)
Accounts payable	327	381
Accrued expenses	(393)	151
Other, net	77	133
Net cash provided by operating activities	276	495

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(169)	(193)
Acquisition of business, net of cash acquired	(59)	—
Investments in marketable securities—acquisitions	(379)	(326)
Investments in marketable securities—liquidations (Note 6)	431	345
Cash associated with Atmus divestiture	(174)	—
Other, net	(56)	(54)
Net cash used in investing activities	(406)	(228)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	2,398	43
Net payments of commercial paper	(887)	(29)
Payments on borrowings and finance lease obligations	(748)	(142)
Dividend payments on common stock	(239)	(222)
Other, net	(25)	(13)
Net cash provided by (used in) financing activities	499	(363)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(7)	(25)
Net increase (decrease) in cash and cash equivalents	362	(121)
Cash and cash equivalents at beginning of year	2,179	2,101
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,541	$1,980
 The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
(Unaudited)

	Three months ended
In millions, except per share amounts	Redeemable Noncontrolling Interests	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2023	$—	$556	$2,008	$17,851	$(9,359)	$(2,206)	$8,850	$1,054	$9,904
Net income				1,993			1,993	35	2,028
Other comprehensive loss, net of tax (Note 12)						(119)	(119)	(3)	(122)
Cash dividends on common stock, $1.68 per share				(239)			(239)	—	(239)
Distributions to noncontrolling interests							—	(33)	(33)
Share-based awards			(6)		60		54	—	54
Divestiture of Atmus (Note 14)					(1,532)	61	(1,471)	(19)	(1,490)
Other shareholder transactions			(1)				(1)	—	(1)
BALANCE AT MARCH 31, 2024	$—	$556	$2,001	$19,605	$(10,831)	$(2,264)	$9,067	$1,034	$10,101

BALANCE AT DECEMBER 31, 2022	$258	$556	$1,687	$18,037	$(9,415)	$(1,890)	$8,975	$992	$9,967
Net income	(8)			790			790	24	814
Other comprehensive income, net of tax (Note 12)						67	67	3	70
Cash dividends on common stock, $1.57 per share				(222)			(222)	—	(222)
Distributions to noncontrolling interests							—	(22)	(22)
Share-based awards			(5)		25		20	—	20
Fair value adjustment of redeemable noncontrolling interests	11		(11)				(11)	—	(11)
Other shareholder transactions			3		1		4	—	4
BALANCE AT MARCH 31, 2023	$261	$556	$1,674	$18,605	$(9,389)	$(1,823)	$9,623	$997	$10,620
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Overview
Cummins Inc. (“Cummins,” “we,” “our” or “us”) was founded in 1919 as Cummins Engine Company, a corporation in Columbus, Indiana, and one of the first diesel engine manufacturers. In 2001, we changed our name to Cummins Inc. We are a global power solutions leader comprised of five business segments - Components, Engine, Distribution, Power Systems and Accelera - supported by our global manufacturing and extensive service and support network, skilled workforce and vast technical expertise. Our products range from advanced diesel, natural gas, electric and hybrid powertrains and powertrain-related components including aftertreatment, turbochargers, fuel systems, valvetrain technologies, controls systems, air handling systems, automated transmissions, axles, drivelines, brakes, suspension systems, electric power generation systems, batteries, electrified power systems, hydrogen production technologies and fuel cell products. We sell our products to original equipment manufacturers (OEMs), distributors, dealers and other customers worldwide. We serve our customers through a service network of approximately 450 wholly-owned, joint venture and independent distributor locations and more than 19,000 Cummins certified dealer locations in approximately 190 countries and territories.
Divestiture of Atmus
On March 18, 2024, we completed the divestiture of our remaining 80.5 percent ownership of Atmus Filtration Technologies Inc. (Atmus) common stock through a tax-free split-off. See NOTE 14, "ATMUS DIVESTITURE," for additional information.
Settlement Agreements
In December 2023, we announced that we reached an agreement in principle with the U.S. Environmental Protection Agency (EPA), the California Air Resources Board (CARB), the Environmental and Natural Resources Division of the U.S. Department of Justice and the California Attorney General's Office to resolve certain regulatory civil claims regarding our emissions certification and compliance process for certain engines primarily used in pick-up truck applications in the U.S., which became final and effective in April 2024 (collectively, the Settlement Agreements). See NOTE 11, “COMMITMENTS AND CONTINGENCIES,” for additional information.
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
These interim condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. Our interim period financial results for the three month periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all required annual disclosures.
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

	Three months ended
	March 31,
	2024	2023
Options excluded	3,600	4,833
Related Party Transactions
In accordance with the provisions of various joint venture agreements, we may purchase products and components from our joint ventures, sell products and components to our joint ventures and our joint ventures may sell products and components to unrelated parties.
The following is a summary of sales to and purchases from nonconsolidated equity investees:

	Three months ended
	March 31,
In millions	2024	2023
Sales to nonconsolidated equity investees	$351	$376
Purchases from nonconsolidated equity investees	653	704

The following is a summary of accounts receivable from and accounts payable to nonconsolidated equity investees:

In millions	March 31, 2024	December 31, 2023	Balance Sheet Location
Accounts receivable from nonconsolidated equity investees	$425	$530	Accounts and notes receivable, net
Accounts payable to nonconsolidated equity investees	325	324	Accounts payable (principally trade)

Supply Chain Financing
We currently have supply chain financing programs with financial intermediaries, which provide certain vendors the option to be paid by financial intermediaries earlier than the due date on the applicable invoice. When a vendor utilizes the program and receives an early payment from a financial intermediary, they take a discount on the invoice. We then pay the financial intermediary the face amount of the invoice on the original due date, which generally have 60 to 90 day payment terms. The maximum amount that we could have outstanding under the program was $512 million at March 31, 2024. We do not reimburse vendors for any costs they incur for participation in the program, their participation is completely voluntary and there are no assets pledged as security or other forms of guarantees provided for the committed payment to the finance provider or intermediary. As a result, all amounts owed to the financial intermediaries are presented as accounts payable in our Condensed Consolidated Balance Sheets. Amounts due to the financial intermediaries reflected in accounts payable at March 31, 2024, and December 31, 2023, were $193 million and $199 million, respectively.
NOTE 2. REVENUE FROM CONTRACTS WITH CUSTOMERS
Long-term Contracts
We have certain arrangements, primarily long-term maintenance agreements, construction contracts, product sales with associated performance obligations extending beyond a year, product sales with lead times extending beyond one year that are non-cancellable or for which the customer incurs a penalty for cancellation and extended warranty coverage arrangements that span a period in excess of one year. The aggregate amount of the transaction price for these contracts, excluding extended warranty coverage arrangements, as of March 31, 2024, was $3.1 billion. We expect to recognize the related revenue of $1.4 billion over the next 12 months and $1.7 billion over periods up to 10 years. See NOTE 10, "PRODUCT WARRANTY LIABILITY," for additional disclosures on extended warranty coverage arrangements. Our other contracts generally are for a duration of less than one year, include payment terms that correspond to the timing of costs incurred when providing goods and services to our customers or represent sales-based royalties.

Deferred and Unbilled Revenue
The following is a summary of our unbilled and deferred revenue and related activity:

In millions	March 31, 2024	December 31, 2023
Unbilled revenue	$330	$303
Deferred revenue	2,297	2,186

We recognized revenue of $248 million for the three months ended March 31, 2024, compared with $206 million for the comparable period in 2023, that was included in the deferred revenue balance at the beginning of each year. We did not record any impairment losses on our unbilled revenues during the three months ended March 31, 2024 or 2023.
Disaggregation of Revenue
Consolidated Revenue
The table below presents our consolidated sales by geographic area. Net sales attributed to geographic areas were based on the location of the customer.

	Three months ended
	March 31,
In millions	2024	2023
United States	$4,785	$4,802
China	723	790
India	444	411
Other international	2,451	2,450
Total net sales	$8,403	$8,453
Segment Revenue
Components segment external sales by business were as follows:

	Three months ended
	March 31,
In millions	2024		2023
Axles and brakes	$1,232		$1,272
Emission solutions	856		939
Atmus	289	(1)	342
Engine components	271		292
Automated transmissions	165		178
Software and electronics	29		20
Total sales	$2,842		$3,043

(1) Included sales through the March 18, 2024, divestiture. See NOTE 14, "ATMUS DIVESTITURE," for additional information.

Engine segment external sales by market were as follows:

	Three months ended
	March 31,
In millions	2024	2023
Heavy-duty truck	$811	$860
Medium-duty truck and bus	738	617
Light-duty automotive	438	441
Total on-highway	1,987	1,918
Off-highway	253	334
Total sales	$2,240	$2,252

Distribution segment external sales by region were as follows:

	Three months ended
	March 31,
In millions	2024	2023
North America	$1,722	$1,693
Asia Pacific	285	239
Europe	240	194
China	100	101
India	69	57
Latin America	59	53
Africa and Middle East	54	62
Total sales	$2,529	$2,399
Distribution segment external sales by product line were as follows:

	Three months ended
	March 31,
In millions	2024	2023
Parts	$997	$1,052
Power generation	705	491
Engines	422	456
Service	405	400
Total sales	$2,529	$2,399

Power Systems segment external sales by product line were as follows:

	Three months ended
	March 31,
In millions	2024	2023
Power generation	$360	$380
Industrial	238	189
Generator technologies	110	110
Total sales	$708	$679

NOTE 3. PENSIONS AND OTHER POSTRETIREMENT BENEFITS
We sponsor funded and unfunded domestic and foreign defined benefit pension and other postretirement benefit (OPEB) plans. Contributions to these plans were as follows:

	Three months ended
	March 31,
In millions	2024	2023
Defined benefit pension contributions	$39	$88
OPEB payments, net	9	4
Defined contribution pension plans	48	43

We anticipate making additional defined benefit pension contributions during the remainder of 2024 of $29 million for our U.S. and U.K. qualified and non-qualified pension plans. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2024 annual net periodic pension cost to approximate $34 million.
The components of net periodic pension and OPEB expense (income) under our plans were as follows:

	Pension
	U.S. Plans		U.K. Plans		OPEB
	Three months ended March 31,
In millions	2024	2023	2024	2023	2024	2023
Service cost	$35	$29	$4	$4	$—	$—
Interest cost	42	42	18	17	2	2
Expected return on plan assets	(72)	(69)	(25)	(25)	—	—
Recognized net actuarial loss (gain)	3	2	3	—	(1)	(1)
Net periodic benefit expense (income)	$8	$4	$—	$(4)	$1	$1

NOTE 4. EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES
Equity, royalty and interest income from investees included in our Condensed Consolidated Statements of Net Income for the reporting period was as follows:

	Three months ended
	March 31,
In millions	2024	2023
Manufacturing entities
Dongfeng Cummins Engine Company, Ltd.	$22	$19
Chongqing Cummins Engine Company, Ltd.	15	9
Beijing Foton Cummins Engine Co., Ltd.	13	16
Tata Cummins, Ltd.	9	8
All other manufacturers	23	19
Distribution entities
Komatsu Cummins Chile, Ltda.	13	14
All other distributors	5	3
Cummins share of net income	100	88
Royalty and interest income	23	31
Equity, royalty and interest income from investees	$123	$119

In September 2023, our Accelera business signed an agreement to form a joint venture with Daimler Trucks and Buses US Holding LLC (Daimler Truck), PACCAR Inc. (PACCAR) and EVE Energy to accelerate and localize battery cell production and the battery supply chain in the U.S., including building a 21-gigawatt hour battery production facility in Marshall County, Mississippi. The joint venture will manufacture battery cells for electric commercial vehicles and industrial applications. Accelera, Daimler Truck and PACCAR will each own 30 percent of the joint venture, while EVE Energy will own 10 percent. Total investment by the partners is expected to be in the range of $2 billion to $3 billion for the 21-gigawatt hour facility. The transaction received all applicable merger control and regulatory approvals during or prior to April 2024, and the joint venture formation and initial funding are expected to be finalized in the second quarter of 2024.
NOTE 5. INCOME TAXES
Our effective tax rates for the three months ended March 31, 2024 and 2023, were 8.7 percent and 21.7 percent, respectively.
The three months ended March 31, 2024, contained favorable discrete tax items primarily due to the $1.3 billion non-taxable gain on the Atmus split-off. Other discrete tax items were $21 million favorable primarily due to adjustments related to audit settlements.
The three months ended March 31, 2023, contained favorable discrete tax items of $3 million, primarily due to share-based compensation tax benefits.
NOTE 6. MARKETABLE SECURITIES
A summary of marketable securities, all of which were classified as current, was as follows:

	March 31, 2024			December 31, 2023
In millions	Cost	Gross unrealized gains/(losses) (1)	Estimated fair value	Cost	Gross unrealized gains/(losses) (1)	Estimated fair value
Equity securities
Certificates of deposit	$245	$—	$245	$246	$—	$246
Debt mutual funds	225	(1)	224	272	—	272
Equity mutual funds	21	7	28	22	6	28
Debt securities	13	—	13	16	—	16
Marketable securities	$504	$6	$510	$556	$6	$562

(1) Unrealized gains and losses for debt securities are recorded in other comprehensive income while unrealized gains and losses for equity securities are recorded in our Condensed Consolidated Statements of Net Income.

All debt securities are classified as available-for-sale. All marketable securities presented use a Level 2 fair value measure. The fair value of Level 2 securities is estimated using actively quoted prices for similar instruments from brokers and observable inputs where available, including market transactions and third-party pricing services, or net asset values provided to investors. We do not currently have any Level 3 securities, and there were no transfers between Level 2 or 3 during the three months ended March 31, 2024, or the year ended December 31, 2023.

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

The proceeds from sales and maturities of marketable securities were as follows:

	Three months ended
	March 31,
In millions	2024	2023
Proceeds from sales of marketable securities	$426	$276
Proceeds from maturities of marketable securities	5	69
Investments in marketable securities - liquidations	$431	$345
NOTE 7. INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Inventories included the following:

In millions	March 31, 2024	December 31, 2023
Finished products	$2,931	$2,770
Work-in-process and raw materials	3,049	3,156
Inventories at FIFO cost	5,980	5,926
Excess of FIFO over LIFO	(222)	(249)
Inventories	$5,758	$5,677
NOTE 8. SUPPLEMENTAL BALANCE SHEET DATA
Other assets included the following:

In millions	March 31, 2024	December 31, 2023
Deferred income taxes	$950	$1,082
Operating lease assets	455	501
Corporate owned life insurance	419	417
Other	550	543
Other assets	$2,374	$2,543

Other accrued expenses included the following:

In millions	March 31, 2024	December 31, 2023
Settlement Agreements (1)	$1,938	$1,938
Income taxes payable	361	242
Marketing accruals	340	399
Other taxes payable	222	296
Current portion of operating lease liabilities	129	138
Other	707	741
Other accrued expenses	$3,697	$3,754

(1) See NOTE 11, "COMMITMENTS AND CONTINGENCIES," for additional information.

Other liabilities included the following:

In millions	March 31, 2024	December 31, 2023
Accrued product warranty (1)	$816	$777
Pensions	495	530
Deferred income taxes	355	530
Operating lease liabilities	332	374
Accrued compensation	186	213
Mark-to-market valuation on interest rate derivatives	124	117
Other postretirement benefits	123	131
Long-term income taxes	111	111
Other	666	647
Other liabilities	$3,208	$3,430

(1) See NOTE 10, "PRODUCT WARRANTY LIABILITY," for additional information.
NOTE 9. DEBT
Loans Payable and Commercial Paper
Loans payable, commercial paper and the related weighted-average interest rates were as follows:

In millions	March 31, 2024	December 31, 2023
Loans payable (1)	$342	$280
Commercial paper (2)	609	1,496

(1) Loans payable consist primarily of notes payable to various domestic and international financial institutions. It is not practicable to aggregate these notes and calculate a quarterly weighted-average interest rate.

(2) The weighted-average interest rate, inclusive of all brokerage fees, was 5.23 percent and 5.43 percent at March 31, 2024, and December 31, 2023, respectively.

We can issue up to $4.0 billion of unsecured, short-term promissory notes (commercial paper) pursuant to the Board of Directors authorized commercial paper programs. These programs facilitate the private placement of unsecured short-term debt through third-party brokers. We intend to use the net proceeds from the commercial paper borrowings for general corporate purposes.
Revolving Credit Facilities
Our committed credit facilities provide access up to $4.0 billion, including our $2.0 billion 364-day facility that expires June 3, 2024, and our $2.0 billion five-year facility that expires on August 18, 2026. We intend to maintain credit facilities at the current or higher aggregate amounts by renewing or replacing these facilities at or before expiration. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. There were no outstanding borrowings under these facilities at March 31, 2024, and December 31, 2023. At March 31, 2024, the $609 million of outstanding commercial paper effectively reduced the $4.0 billion of revolving credit capacity to $3.4 billion.
At March 31, 2024, we also had an additional $396 million available for borrowings under our international and other domestic credit facilities.

Long-term Debt
A summary of long-term debt was as follows:

In millions	Interest Rate	March 31, 2024	December 31, 2023
Long-term debt
Hydrogenics promissory notes, due 2024 and 2025	—%	$160	$160
Term loan, due 2025 (1) (2)	Variable	500	1,150
Senior notes, due 2025 (3)	0.75%	500	500
Atmus term loan, due 2027 (4)	Variable	—	600
Debentures, due 2027	6.75%	58	58
Debentures, due 2028	7.125%	250	250
Senior notes, due 2029	4.90%	500	—
Senior notes, due 2030 (3)	1.50%	850	850
Senior notes, due 2034	5.15%	750	—
Senior notes, due 2043	4.875%	500	500
Senior notes, due 2050	2.60%	650	650
Senior notes, due 2054	5.45%	1,000	—
Debentures, due 2098 (5)	5.65%	165	165
Other debt		90	94
Unamortized discount and deferred issuance costs		(100)	(72)
Fair value adjustments due to hedge on indebtedness		(111)	(96)
Finance leases		122	111
Total long-term debt		5,884	4,920
Less: Current maturities of long-term debt		113	118
Long-term debt		$5,771	$4,802

(1) During the first three months of 2024, we paid down $650 million of the term loan.
(2) In 2023, we entered into a series of interest rate swaps in order to trade a portion of the floating rate debt into fixed rate. See "Interest Rate Risk" in NOTE 13, "DERIVATIVES," for additional information.

(3) In 2021, we entered into a series of interest rate swaps to effectively convert debt from a fixed rate to floating rate. See "Interest Rate Risk" in NOTE 13, "DERIVATIVES," for additional information.

(4) See NOTE 14, "ATMUS DIVESTITURE," for additional information.
(5) The effective interest rate is 7.48 percent.

On February 20, 2024, we issued $2.25 billion aggregate principal amount of senior unsecured notes consisting of $500 million aggregate principal amount of 4.90 percent senior unsecured notes due in 2029, $750 million aggregate principal amount of 5.15 percent senior unsecured notes due in 2034 and $1.0 billion aggregate principal amount of 5.45 percent senior unsecured notes due in 2054. We received net proceeds of $2.2 billion. The senior unsecured notes pay interest semi-annually on February 20 and August 20, commencing on August 20, 2024. The indenture governing the senior unsecured notes contains covenants that, among other matters, limit (i) our ability to consolidate or merge into, or sell, assign, convey, lease, transfer or otherwise dispose of all or substantially all of our and our subsidiaries' assets to another person, (ii) our and certain of our subsidiaries' ability to create or assume liens and (iii) our and certain of our subsidiaries' ability to engage in sale and leaseback transactions.
Principal payments required on long-term debt during the next five years are as follows:

In millions	2024	2025	2026	2027	2028
Principal payments	$101	$1,128	$41	$76	$267

Fair Value of Debt
Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair values and carrying values of total debt, including current maturities, were as follows:

In millions	March 31, 2024	December 31, 2023
Fair value of total debt (1)	$6,491	$6,375
Carrying value of total debt	6,835	6,696

(1) The fair value of debt is derived from Level 2 input measures.
NOTE 10. PRODUCT WARRANTY LIABILITY
A tabular reconciliation of the product warranty liability, including the deferred revenue related to our extended warranty coverage and accrued product campaigns, was as follows:

	Three months ended
	March 31,
In millions	2024	2023
Balance at beginning of year	$2,497	$2,477
Provision for base warranties issued	160	146
Deferred revenue on extended warranty contracts sold	96	102
Provision for product campaigns issued	6	6
Payments made during period	(176)	(143)
Amortization of deferred revenue on extended warranty contracts	(77)	(75)
Changes in estimates for pre-existing product warranties and campaigns	51	10
Foreign currency translation adjustments and other	(18)	7
Balance at end of period	$2,539	$2,530

We recognized supplier recoveries of $22 million for the three months ended March 31, 2024, compared with $10 million for the comparable period in 2023.
Warranty related deferred revenues and warranty liabilities on our Condensed Consolidated Balance Sheets were as follows:

In millions	March 31, 2024	December 31, 2023	Balance Sheet Location
Deferred revenue related to extended coverage programs
Current portion	$274	$279	Current portion of deferred revenue
Long-term portion	797	774	Deferred revenue
Total	$1,071	$1,053

Product warranty
Current portion	$652	$667	Current portion of accrued product warranty
Long-term portion	816	777	Other liabilities
Total	$1,468	$1,444

Total warranty accrual	$2,539	$2,497

NOTE 11. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are subject to numerous lawsuits and claims arising out of the ordinary course of our business, including actions related to product liability; personal injury; the use and performance of our products; warranty matters; product recalls; patent, trademark or other intellectual property infringement; contractual liability; the conduct of our business; tax reporting in foreign jurisdictions; distributor termination; workplace safety; environmental and regulatory matters, including the enforcement of environmental and emissions standards; and asbestos claims. We also have been identified as a potentially responsible party at multiple waste disposal sites under U.S. federal and related state environmental statutes and regulations and may have joint and several liability for any investigation and remediation costs incurred with respect to such sites. We have denied liability with respect to many of these lawsuits, claims and proceedings and are vigorously defending such lawsuits, claims and proceedings. We carry various forms of commercial, property and casualty, product liability and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against us with respect to these lawsuits, claims and proceedings. We do not believe that these lawsuits are material individually or in the aggregate. While we believe we have also established adequate accruals for our expected future liability with respect to pending lawsuits, claims and proceedings, where the nature and extent of any such liability can be reasonably estimated based upon then presently available information, there can be no assurance that the final resolution of any existing or future lawsuits, claims or proceedings will not have a material adverse effect on our business, results of operations, financial condition or cash flows.
We conduct significant business operations in Brazil that are subject to the Brazilian federal, state and local labor, social security, tax and customs laws. While we believe we comply with such laws, they are complex, subject to varying interpretations and we are often engaged in litigation regarding the application of these laws to particular circumstances.
In December 2023, we announced that we reached an agreement in principle with the EPA, CARB, the Environmental and Natural Resources Division of the U.S. Department of Justice and the California Attorney General’s Office to resolve certain regulatory civil claims regarding our emissions certification and compliance process for certain engines primarily used in pick-up truck applications in the U.S., which became final and effective in April 2024 (collectively, the Settlement Agreements). As part of the Settlement Agreements, among other things, we agreed to pay civil penalties, complete recall requirements, undertake mitigation projects, provide extended warranties, undertake certain testing, take certain corporate compliance measures and make other payments. Failure to comply with the Settlement Agreements will subject us to stipulated penalties. We recorded a charge of $2.0 billion in the fourth quarter of 2023 to resolve the matters addressed by the Settlement Agreements involving approximately one million of our pick-up truck applications in the U.S. This charge was in addition to the previously announced charges of $59 million for the recalls of model years 2013 through 2018 RAM 2500 and 3500 trucks and model years 2016 through 2019 Titan trucks. We began making payments on certain of the Settlement Agreements in April 2024; however, the majority of the Settlement Agreement payments will be made in May 2024.
We have also been in communication with other non-U.S. regulators regarding matters related to the emission systems in our engines and may also become subject to additional regulatory review in connection with these matters.
In connection with our announcement of our entry into the agreement in principle, we became subject to shareholder, consumer and third-party litigation regarding the matters covered by the Settlement Agreements, and we may become subject to additional litigation in connection with these matters.
The consequences resulting from the resolution of the foregoing matters are uncertain and the related expenses and reputational damage could have a material adverse impact on our results of operations, financial condition and cash flows.
Guarantees and Commitments
Periodically, we enter into guarantee arrangements, including guarantees of non-U.S. distributor financings, residual value guarantees on equipment under operating leases and other miscellaneous guarantees of joint ventures or third-party obligations. At March 31, 2024, the maximum potential loss related to these guarantees was $39 million.
We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. At March 31, 2024, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $584 million. These arrangements enable us to secure supplies of critical components and IT services. We do not currently anticipate paying any penalties under these contracts.
We enter into physical forward contracts with suppliers of platinum, palladium and iridium to purchase certain volumes of the commodities at contractually stated prices for various periods, which generally fall within two years. At March 31, 2024, the total commitments under these contracts were $64 million. These arrangements enable us to guarantee the prices of these commodities, which otherwise are subject to market volatility.

We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance. These performance bonds and other performance-related guarantees were $192 million at March 31, 2024.
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

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE LOSS
Following are the changes in accumulated other comprehensive income (loss) by component for the three months ended:

In millions	Change in pension and OPEB plans	Foreign currency translation adjustment		Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at December 31, 2023	$(848)	$(1,457)		$99	$(2,206)
Other comprehensive income (loss) before reclassifications
Before-tax amount	(21)	(116)		22	(115)	$(3)	$(118)
Tax expense	3	(2)		(5)	(4)	—	(4)
After-tax amount	(18)	(118)		17	(119)	(3)	(122)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	5	61	(2)	(5)	61	—	61
Net current period other comprehensive (loss) income	(13)	(57)		12	(58)	$(3)	$(61)
Balance at March 31, 2024	$(861)	$(1,514)		$111	$(2,264)

Balance at December 31, 2022	$(427)	$(1,552)		$89	$(1,890)
Other comprehensive income (loss) before reclassifications
Before-tax amount	(13)	75		(3)	59	$3	$62
Tax benefit	2	4		1	7	—	7
After-tax amount	(11)	79		(2)	66	3	69
Amounts reclassified from accumulated other comprehensive income (loss) (1)	2	—		(1)	1	—	1
Net current period other comprehensive (loss) income	(9)	79		(3)	67	$3	$70
Balance at March 31, 2023	$(436)	$(1,473)		$86	$(1,823)

(1) Amounts are net of tax. Reclassifications out of accumulated other comprehensive income (loss) and the related tax effects are immaterial for separate disclosure.
(2) Primarily related to the divestiture of Atmus. See NOTE 14, "ATMUS DIVESTITURE," for additional information.

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
Foreign Currency Exchange Rate Risk
We had foreign currency forward contracts with notional amounts of $5.0 billion at March 31, 2024, with the following currencies comprising 86 percent of outstanding foreign currency forward contracts: British pound, Chinese renminbi, Canadian dollar, Australian dollar and Euro. We had foreign currency forward contracts with notional amounts of $4.5 billion at December 31, 2023, with the following currencies comprising 85 percent of outstanding foreign currency forward contracts: British pound, Chinese renminbi, Canadian dollar, Australian dollar and Swedish kronor.
We are further exposed to foreign currency exchange risk as many of our subsidiaries are subject to fluctuations as the functional currencies of the underlying entities are not our U.S. dollar reporting currency. To help reduce volatility in the equity value of our subsidiaries, we enter into foreign exchange forwards designated as net investment hedges for certain of our investments. Under the current terms of our foreign exchange forwards, we agreed with third parties to sell British pounds and Chinese renminbi in exchange for U.S. dollar currency at a specified rate at the maturity of the contract. The notional amount of these hedges at March 31, 2024, was $1.0 billion.
The following table summarizes the net investment hedge activity in accumulated other comprehensive loss (AOCL):

	Three months ended
	March 31,
In millions	2024		2023
Type of Derivative	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Earnings	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Earnings
Foreign exchange forwards	$6	$—	$(15)	$—

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
The following table summarizes the interest rate swap activity in AOCL:

	Three months ended
	March 31,
In millions	2024
Type of Swap	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Interest Expense
Interest rate swaps	$3	$—

In 2021, we entered into a series of interest rate swaps to effectively convert our $500 million senior notes, due in 2025, from a fixed rate of 0.75 percent to a floating rate equal to the three-month London Interbank Offered Rate (LIBOR) plus a spread (subsequently adjusted to Secured Overnight Financing Rate (SOFR) under a fallback protocol in our derivative agreements in the third quarter of 2023), and $400 million of the notional amount remained unsettled at March 31, 2024. We also entered into a series of interest rate swaps to effectively convert $765 million of our $850 million senior notes, due in 2030, from a fixed rate of 1.50 percent to a floating rate equal to the three-month LIBOR plus a spread (also similarly adjusted to SOFR). We designated the swaps as fair value hedges. The gain or loss on these derivative instruments, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current income as interest expense. The net swap settlements that accrue each period are also reported in the Condensed Consolidated Financial Statements as interest expense.
The following table summarizes the gains and losses:

	Three months ended
	March 31,
In millions	2024		2023
Type of Swap	Gain (Loss) on Swaps	Gain (Loss) on Borrowings	Gain (Loss) on Swaps	Gain (Loss) on Borrowings
Interest rate swaps (1)	$(10)	$14	$27	$(22)

(1) The difference between the gain (loss) on swaps and borrowings represents hedge ineffectiveness.
Derivatives Not Designated as Hedging Instruments
The following table summarizes the effect on our Condensed Consolidated Statements of Net Income for derivative instruments not designated as hedging instruments:

	Three months ended
	March 31,
In millions	2024	2023
Loss recognized in income - Cost of sales (1)	$—	$(2)
(Loss) gain recognized in income - Other income (expense), net (1)	(40)	27

(1) Includes foreign currency forward contracts.

Fair Value Amount and Location of Derivative Instruments
The following table summarizes the location and fair value of derivative instruments on our Condensed Consolidated Balance Sheets:

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
In millions	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Notional amount	$3,257	$2,997	$4,064	$3,610

Derivative assets
Prepaid expenses and other current assets (1)	$21	$14	$9	$16

Derivative liabilities
Other accrued expenses	$4	$43	$8	$14
Other liabilities	124	117	11	—
Total derivative liabilities (1)	$128	$160	$19	$14

(1) Estimates of the fair value of all derivative assets and liabilities above are derived from Level 2 inputs, which are estimated using actively quoted prices for similar instruments from brokers and observable inputs where available, including market transactions and third-party pricing services, or net asset values provided to investors. We do not currently have any Level 3 input measures and there were no transfers into or out of Level 2 or 3 during the three months ended March 31, 2024, or the year ended December 31, 2023.

We elected to present our derivative contracts on a gross basis in our Condensed Consolidated Balance Sheets. Had we chosen to present on a net basis, we would have derivatives in a net asset position of $13 million and $4 million and derivatives in a net liability position of $130 million and $148 million at March 31, 2024, and December 31, 2023, respectively.
NOTE 14. ATMUS DIVESTITURE
On March 18, 2024, we completed the divestiture of our remaining 80.5 percent ownership of Atmus common stock through a tax-free split-off. The transaction involved the exchange of our shares in Atmus for shares of Cummins stock with a 7.0 percent discount on the exchange ratio for Atmus shares. The exchange ratio was determined based on each entity's respective stock price using the daily volume weighted-average stock price for three days preceding the final exchange offer date. Based on the final exchange ratio, we exchanged all 67 million of our Atmus shares for 5.6 million shares of Cummins stock, which was recorded as treasury stock based on the fair value of the Cummins shares obtained.
We evaluated the full divestiture of Atmus and determined the transaction did not qualify for discontinued operation presentation. We recognized a gain related to the divestiture of approximately $1.3 billion (based on the difference between the fair value of the Cummins shares obtained less the carrying value of our Atmus investment), which was recorded as other income in the Condensed Consolidated Statements of Net Income for the three months ended March 31, 2024. Approximately $114 million of goodwill was included in the carrying value of the Atmus investment for purposes of calculating the gain. The operating results of Atmus were reported in the Condensed Consolidated Financial Statements through March 18, 2024, the date of divestiture.
As part of the divestiture, the $600 million term loan remained with Atmus after the split. In addition, a net $61 million of other comprehensive income and $19 million of noncontrolling interests related to Atmus were written-off and netted against the gain recognized upon the split.
We entered into a transitional services agreement (TSA) with Atmus that is designed to facilitate the orderly transfer of various services to Atmus. The TSA relates primarily to administrative services, which are generally to be provided over the next 24 months. This agreement is not material and does not confer upon us the ability to influence the operating and/or financial policies of Atmus subsequent to March 18, 2024.
NOTE 15. OPERATING SEGMENTS
Operating segments under GAAP are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (CODM), or decision-making group, in deciding how to allocate resources and in assessing performance. Our CODM is the Chief Executive Officer.
Our reportable operating segments consist of Components, Engine, Distribution, Power Systems and Accelera. This reporting structure is organized according to the products and markets each segment serves. The Components segment sells axles, drivelines, brakes and suspension systems for commercial diesel and natural gas applications, aftertreatment systems, turbochargers, fuel systems, valvetrain technologies, automated transmissions and electronics. The Engine segment produces engines (15 liters and smaller) and associated parts for sale to customers in on-highway and various off-highway markets. Our engines are used in trucks of all sizes, buses and recreational vehicles, as well as in various industrial applications, including construction, agriculture, power generation systems and other off-highway applications. The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets and service parts, as well as performing service and repair activities on our products and maintaining relationships with various OEMs throughout the world. The Power Systems segment is an integrated power provider, which designs, manufactures and sells engines (16 liters and larger) for industrial applications (including mining, oil and gas, marine and rail), standby and prime power generator sets, alternators and other power components. The Accelera segment designs, manufactures, sells and supports hydrogen production technologies as well as electrified power systems with innovative components and subsystems, including battery, fuel cell and electric powertrain technologies. The Accelera segment is currently in the early stages of commercializing these technologies with efforts primarily focused on the development of our electrolyzers for hydrogen production and electrified power systems and related components and subsystems. We continue to serve all our markets as they adopt electrification and alternative power technologies, meeting the needs of our OEM partners and end customers.
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
The accounting policies of our operating segments are the same as those applied in our Condensed Consolidated Financial Statements. We prepared the financial results of our operating segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. We allocate certain common costs and expenses, primarily corporate functions, among segments differently than we would for stand-alone financial information prepared in accordance with GAAP. These include certain costs and expenses of shared services, such as information technology, human resources, legal, finance and supply chain management. We do not allocate gains or losses of corporate owned life insurance and the gain and certain costs related to the divestiture of Atmus. See NOTE 14, "ATMUS DIVESTITURE," for additional information. EBITDA may not be consistent with measures used by other companies.

Summarized financial information regarding our reportable operating segments for the three months ended is shown in the table below:

In millions	Components		Engine	Distribution	Power Systems	Accelera	Total Segments
Three months ended March 31, 2024
External sales	$2,842		$2,240	$2,529	$708	$84	$8,403
Intersegment sales	490		688	6	681	9	1,874
Total sales	3,332		2,928	2,535	1,389	93	10,277
Research, development and engineering expenses	84		154	14	60	55	367
Equity, royalty and interest income (loss) from investees	26		57	24	19	(3)	123
Interest income	8		7	11	3	—	29
Segment EBITDA	473	(1)	414	294	237	(101)	1,317
Depreciation and amortization (2)	125		58	31	34	14	262

Three months ended March 31, 2023
External sales	$3,043		$2,252	$2,399	$679	$80	$8,453
Intersegment sales	514		734	7	664	5	1,924
Total sales	3,557		2,986	2,406	1,343	85	10,377
Research, development and engineering expenses	91		134	14	63	48	350
Equity, royalty and interest income (loss) from investees	21		65	24	13	(4)	119
Interest income	6		3	7	2	—	18
Segment EBITDA	507	(3)	457	335	219	(94)	1,424
Depreciation and amortization (2)	123		51	28	29	14	245

(1) Included $21 million costs associated with the divestiture of Atmus for the three months ended March 31, 2024. See NOTE 14, "ATMUS DIVESTITURE," for additional information.
(2) Depreciation and amortization, as shown on a segment basis, excludes the amortization of debt discount and deferred costs included in the Condensed Consolidated Statements of Net Income as interest expense. The amortization of debt discount and deferred costs was $3 million and $1 million for the three months ended March 31, 2024 and 2023, respectively. A portion of depreciation expense is included in research, development and engineering expenses.

(3) Included $12 million of costs associated with the divestiture of Atmus for the three months ended March 31, 2023.

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Net Income is shown in the table below:

	Three months ended
	March 31,
In millions	2024		2023
TOTAL SEGMENT EBITDA	$1,317		$1,424
Intersegment eliminations and other (1)	1,255	(2)	(63)	(3)
Less:
Interest expense	89		87
Depreciation and amortization	262		245
INCOME BEFORE INCOME TAXES	$2,221		$1,029

(1) Included intersegment sales, intersegment profit in inventory and unallocated corporate expenses.
(2) Included $1.3 billion of gain related the divestiture of Atmus and $14 million of costs associated with the divestiture of Atmus (included in corporate expenses) for the three months ended March 31, 2024. See NOTE 14, "ATMUS DIVESTITURE," for additional information.

(3) Included $6 million of costs associated with the divestiture of Atmus for the three months ended March 31, 2023.
NOTE 16. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," to enhance disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC 280. The standard did not change the definition of a segment, the method for determining segments or the criteria for aggregating operating segments into reportable segments. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Retrospective adoption is required for all prior periods presented in the financial statements. We plan to adopt the standard beginning with our 2024 Form 10-K. The adoption is not expected to have a material impact to our financial statements or disclosures.
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements in Income Tax Disclosures," to enhance the transparency and decision usefulness of income tax disclosures. This amendment requires public companies to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Additionally, under the amendment entities are required to disclose the amount of income taxes paid disaggregated by federal, state and foreign taxes, as well as disaggregated by material individual jurisdictions. Finally, the amendment requires entities to disclose income from continuing operations before income tax expense disaggregated between domestic and foreign and income tax expense from continuing operations disaggregated by federal, state and foreign. The new rules are effective for annual periods beginning after December 15, 2024. We will adopt this standard on a prospective basis as allowed by the standard beginning with our 2025 Form 10-K. The adoption of this standard is not expected to have a material impact on our Condensed Consolidated Financial Statements.
NOTE 17. SUBSEQUENT EVENTS
Early Settlement of Interest Rate Swaps and Early Debt Payments
In April 2024, we settled a portion of our 2023 interest rate swaps with a notional amount of $100 million in conjunction with repayment of $100 million of our term loan, due 2025. The loss on settlement recognized was immaterial.
Issuance of Commercial Paper
In April 2024, we issued approximately $1.0 billion of commercial paper in anticipation of paying the substantial majority of payments required under the Settlement Agreements in May 2024. See NOTE 11, “COMMITMENTS AND CONTINGENCIES,” for additional information on the Settlement Agreements.
Net Investment Hedge
In April 2024, we entered into additional net investments hedges with a notional amount of $250 million where we agreed with third parties to sell Chinese renminbi in exchange for U.S. dollar currency at a specified rate at the maturity of the contract.

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
GOVERNMENT REGULATION
•any adverse consequences resulting from entering into the Settlement Agreements, including required additional mitigation projects, adverse reputational impacts and potential resulting legal actions;
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
BUSINESS CONDITIONS / DISRUPTIONS
•failure to successfully integrate and / or failure to fully realize all of the anticipated benefits of the acquisition of Meritor, Inc.;
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
•the price and availability of energy;
•continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support our future business; and
•other risk factors described in Part II, Item 1A in this quarterly report and our 2023 Form 10-K, Part I, Item 1A, both under the caption "Risk Factors."
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

ORGANIZATION OF INFORMATION
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) was prepared to provide the reader with a view and perspective of our business through the eyes of management and should be read in conjunction with our Management's Discussion and Analysis of Financial Condition and Results of Operations section of our 2023 Form 10-K. Our MD&A is presented in the following sections:
•EXECUTIVE SUMMARY AND FINANCIAL HIGHLIGHTS
•RESULTS OF OPERATIONS
•OPERATING SEGMENT RESULTS
•OUTLOOK
•LIQUIDITY AND CAPITAL RESOURCES
•APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
•RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
EXECUTIVE SUMMARY AND FINANCIAL HIGHLIGHTS
Overview
We are a global power solutions leader comprised of five business segments - Components, Engine, Distribution, Power Systems and Accelera - supported by our global manufacturing and extensive service and support network, skilled workforce and vast technical expertise. Our products range from advanced diesel, natural gas, electric and hybrid powertrains and powertrain-related components including aftertreatment, turbochargers, fuel systems, valvetrain technologies, controls systems, air handling systems, automated transmissions, axles, drivelines, brakes, suspension systems, electric power generation systems, batteries, electrified power systems, hydrogen production technologies and fuel cell products. We sell our products to original equipment manufacturers (OEMs), distributors, dealers and other customers worldwide. We have long-standing relationships with many of the leading manufacturers in the markets we serve, including PACCAR Inc, Traton Group, Daimler Trucks North America and Stellantis N.V. We serve our customers through a service network of approximately 450 wholly-owned, joint venture and independent distributor locations and more than 19,000 Cummins certified dealer locations in approximately 190 countries and territories.
Our segment reporting structure is organized according to the products and markets each segment serves. The Components segment sells axles, drivelines, brakes and suspension systems for commercial diesel and natural gas applications, aftertreatment systems, turbochargers, fuel systems, valvetrain technologies, automated transmissions and electronics. The Engine segment produces engines (15 liters and smaller) and associated parts for sale to customers in on-highway and various off-highway markets. Our engines are used in trucks of all sizes, buses and recreational vehicles, as well as in various industrial applications, including construction, agriculture, power generation systems and other off-highway applications. The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets and service parts, as well as performing service and repair activities on our products and maintaining relationships with various OEMs throughout the world. The Power Systems segment is an integrated power provider, which designs, manufactures and sells engines (16 liters and larger) for industrial applications (including mining, oil and gas, marine and rail), standby and prime power generator sets, alternators and other power components. The Accelera segment designs, manufactures, sells and supports hydrogen production technologies as well as electrified power systems with innovative components and subsystems, including battery, fuel cell and electric powertrain technologies. The Accelera segment is currently in the early stages of commercializing these technologies with efforts primarily focused on the development of our electrolyzers for hydrogen production and electrified power systems and related components and subsystems. We continue to serve all our markets as they adopt electrification and alternative power technologies, meeting the needs of our OEM partners and end customers.
Our financial performance depends, in large part, on varying conditions in the markets we serve, particularly the on-highway, off-highway, power generation and general industrial markets. Demand in these markets tends to fluctuate in response to overall economic conditions. Our sales may also be impacted by OEM inventory levels, production schedules, stoppages and supply chain challenges. Economic downturns in markets we serve generally result in reduced sales of our products and can result in price reductions in certain products and/or markets. As a worldwide business, our operations are also affected by geopolitical risks, currency fluctuations, political and economic uncertainty, public health crises (epidemics or pandemics) and regulatory matters, including adoption and enforcement of environmental and emission standards, in the countries we serve. As part of our growth strategy, we invest in businesses in certain countries that carry higher levels of these risks such as China, Brazil, India, Mexico and other countries in Europe, the Middle East and Africa. At the same time, our geographic diversity and broad product and service offerings have helped limit the impact from a drop in demand in any one industry, region, the economy of any single country or customer on our consolidated results.
Divestiture of Atmus
On March 18, 2024, we completed the divestiture of our remaining 80.5 percent ownership of Atmus Filtration Technologies Inc. (Atmus) common stock through a tax-free split-off. The exchange resulted in a reduction of shares of our common stock outstanding by 5.6 million shares. See NOTE 14, "ATMUS DIVESTITURE," to the Condensed Consolidated Financial Statements for additional information.
Settlement Agreements

In December 2023, we announced that we reached an agreement in principle with the U.S. Environmental Protection Agency (EPA), the California Air Resources Board (CARB), the Environmental and Natural Resources Division of the U.S. Department of Justice and the California Attorney General’s Office to resolve certain regulatory civil claims regarding our emissions certification and compliance process for certain engines primarily used in pick-up truck applications in the U.S., which became final and effective in April 2024 (collectively, the Settlement Agreements). See NOTE 11, “COMMITMENTS AND CONTINGENCIES,” to our Condensed Consolidated Financial Statements for additional information.
2024 First Quarter Results
A summary of our results is as follows:

	Three months ended
	March 31,
In millions, except per share amounts	2024	2023
Net sales	$8,403	$8,453
Net income attributable to Cummins Inc.	1,993	790
Earnings per common share attributable to Cummins Inc.
Basic	$14.10	$5.58
Diluted	14.03	5.55

Worldwide revenues decreased by 1 percent in the three months ended March 31, 2024, compared to the same period in 2023, due to lower demand in heavy-duty truck markets, which negatively impacted Components product demand, as well as weaker demand for construction engines and decreased sales due to the divestiture of Atmus, mostly offset by increased power generation demand. Net sales in the U.S. and Canada remained flat as lower demand in North American heavy-duty truck markets, which negatively impacted Components product demand, and lower demand in oil and gas markets in North America were offset by higher demand in power generation and medium-duty truck markets. International demand (excludes the U.S. and Canada) declined 1 percent, with lower sales in China, Europe, Africa and the Middle East, partially offset by higher sales in Latin America and India. The decrease in international sales was primarily due to lower demand in construction markets (especially in China and Western Europe) and weaker demand for emission solutions products (primarily in China and India), partially offset by higher demand across most Distribution product lines.

The following table contains sales and EBITDA (defined as earnings or losses before interest expense, income taxes, depreciation and amortization and noncontrolling interests) by operating segment for the three months ended March 31, 2024 and 2023. See NOTE 15, "OPERATING SEGMENTS," to the Condensed Consolidated Financial Statements for additional information and a reconciliation of our segment information to the corresponding amounts in our Condensed Consolidated Statements of Net Income.

	Three months ended March 31,
Operating Segments	2024				2023				Percent change
		Percent				Percent			2024 vs. 2023
In millions	Sales	of Total	EBITDA		Sales	of Total	EBITDA		Sales	EBITDA
Components	$3,332	40%	$473		$3,557	42%	$507		(6)%	(7)%
Engine	2,928	35%	414		2,986	36%	457		(2)%	(9)%
Distribution	2,535	30%	294		2,406	28%	335		5%	(12)%
Power Systems	1,389	16%	237		1,343	16%	219		3%	8%
Accelera	93	1%	(101)		85	1%	(94)		9%	(7)%
Intersegment eliminations	(1,874)	(22)%	1,255		(1,924)	(23)%	(63)		(3)%	NM
Total	$8,403	100%	$2,572	(1)	$8,453	100%	$1,361	(2)	(1)%	89%

"NM" - not meaningful information
(1) EBITDA included $1.3 billion of gain recognized on the divestiture of Atmus and $35 million of costs associated with the divestiture of Atmus for the three months ended March 31, 2024. See NOTE 14, "ATMUS DIVESTITURE," to the Condensed Consolidated Financial Statements for additional information.

(2) EBITDA included $18 million of costs associated with the divestiture of Atmus for the three months ended March 31, 2023.
Net income attributable to Cummins Inc. was $2.0 billion, or $14.03 per diluted share, on sales of $8.4 billion for the three months ended March 31, 2024, versus the comparable prior year period net income attributable to Cummins Inc. of $790 million, or $5.55 per diluted share, on sales of $8.5 billion. The increases in net income attributable to Cummins Inc. and earnings per diluted share were driven by the gain recognized on the divestiture of Atmus, partially offset by higher compensation and consulting expenses. The increase in gross margin was primarily due to favorable pricing, partially offset by higher compensation expenses and lower volumes. Diluted earnings per common share for the three months ended March 31, 2024, benefited $0.09 from fewer weighted-average shares outstanding due to treasury shares reacquired in the Atmus divestiture. See NOTE 14, "ATMUS DIVESTITURE," to the Condensed Consolidated Financial Statements for additional information.
We generated $276 million of cash from operations for the three months ended March 31, 2024, compared to $495 million for the comparable period in 2023. See the section titled "Cash Flows" in the "LIQUIDITY AND CAPITAL RESOURCES" section for a discussion of items impacting cash flows.
Our debt to capital ratio (total capital defined as debt plus equity) at March 31, 2024, was 40.4 percent, compared to 40.3 percent at December 31, 2023. The increase was primarily due to higher debt balances at March 31, 2024. At March 31, 2024, we had $3.1 billion in cash and marketable securities on hand and access to our $4.0 billion credit facilities (net of commercial paper outstanding), if necessary, to meet acquisition, working capital, investment and funding needs.
On February 20, 2024, we issued $2.25 billion aggregate principal amount of senior unsecured notes consisting of $500 million aggregate principal amount of 4.90 percent senior unsecured notes due in 2029, $750 million aggregate principal amount of 5.15 percent senior unsecured notes due in 2034 and $1.0 billion aggregate principal amount of 5.45 percent senior unsecured notes due in 2054. We received net proceeds of $2.2 billion. See NOTE 9, "DEBT," to the Condensed Consolidated Financial Statements for additional information.
In the first three months of 2024, the investment gain on our U.S. pension trusts was 1.2 percent, while our U.K. pension trusts' loss was 2.3 percent. We anticipate making additional defined benefit pension contributions during the remainder of 2024 of $29 million for our U.S. and U.K. qualified and non-qualified pension plans. We expect our 2024 annual net periodic pension cost to approximate $34 million.
As of the date of this filing, our credit ratings and outlooks from the credit rating agencies remain unchanged.

RESULTS OF OPERATIONS

	Three months ended		Favorable/
	March 31,		(Unfavorable)
In millions, except per share amounts	2024	2023	Amount	Percent
NET SALES	$8,403	$8,453	$(50)	(1)%
Cost of sales	6,362	6,424	62	1%
GROSS MARGIN	2,041	2,029	12	1%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	839	753	(86)	(11)%
Research, development and engineering expenses	369	350	(19)	(5)%
Equity, royalty and interest income from investees	123	119	4	3%
Other operating expense, net	33	19	(14)	(74)%
OPERATING INCOME	923	1,026	(103)	(10)%
Interest expense	89	87	(2)	(2)%
Other income, net	1,387	90	1,297	NM
INCOME BEFORE INCOME TAXES	2,221	1,029	1,192	NM
Income tax expense	193	223	30	13%
CONSOLIDATED NET INCOME	2,028	806	1,222	NM
Less: Net income attributable to noncontrolling interests	35	16	(19)	NM
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$1,993	$790	$1,203	NM
Diluted Earnings Per Common Share Attributable to Cummins Inc.	$14.03	$5.55	$8.48	NM

"NM" - not meaningful information

	Three months ended		Favorable/ (Unfavorable)
	March 31,
Percent of sales	2024	2023	Percentage Points
Gross margin	24.3%	24.0%	0.3
Selling, general and administrative expenses	10.0%	8.9%	(1.1)
Research, development and engineering expenses	4.4%	4.1%	(0.3)

Net Sales
Net sales for the three months ended March 31, 2024, decreased by $50 million versus the comparable period in 2023. The primary drivers were as follows:
•Components segment sales decreased 6 percent largely due to lower demand in our emission solutions and axles and brakes businesses and the divestiture of Atmus on March 18, 2024.
•Engine segment sales decreased 2 percent primarily due to lower demand in global construction markets and North American heavy-duty truck markets, partially offset by higher demand in North American medium-duty truck markets.
These decreases were partially offset by the following:
•Distribution segment sales increased 5 percent principally due to higher demand in power generation markets.
•Power Systems segment sales increased 3 percent primarily due to higher demand in power generation markets.
Sales to international markets (excluding the U.S. and Canada), based on location of customers, for the three months ended March 31, 2024, were 39 percent of total net sales compared with 39 percent of total net sales for the comparable period in 2023. A more detailed discussion of sales by segment is presented in the “OPERATING SEGMENT RESULTS” section.
Cost of Sales
The types of expenses included in cost of sales are the following: parts and material consumption, including direct and indirect materials; compensation and related expenses, including variable compensation, salaries and fringe benefits; depreciation on production equipment and facilities and amortization of technology intangibles; estimated costs of warranty programs and campaigns; production utilities; production-related purchasing; warehousing, including receiving and inspection; freight costs; engineering support costs; repairs and maintenance; production and warehousing facility property insurance and rent for production facilities and other production overhead.
Gross Margin
Gross margin increased $12 million for the three months ended March 31, 2024, and increased 0.3 points as a percentage of net sales versus the comparable period in 2023. The increase in gross margin and gross margin as a percentage of sales was primarily due to favorable pricing, partially offset by higher compensation expenses and lower volumes. Compensation and related expenses included salaries, fringe benefits and variable compensation.
The provision for base warranties issued as a percent of sales for the three months ended March 31, 2024, was 1.9 percent compared to 1.7 percent for the comparable period in 2023.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $86 million for the three months ended March 31, 2024, versus the comparable period in 2023, primarily due to higher compensation and consulting expenses. Compensation and related expenses included salaries, fringe benefits and variable compensation. Overall, selling, general and administrative expenses as a percentage of net sales increased to 10.0 percent in the three months ended March 31, 2024, from 8.9 percent in the comparable period in 2023.
Research, Development and Engineering Expenses
Research, development and engineering expenses increased $19 million for the three months ended March 31, 2024, versus the comparable period in 2023, primarily due to higher compensation expenses. Compensation and related expenses included salaries, fringe benefits and variable compensation. Overall, research, development and engineering expenses as a percentage of net sales increased to 4.4 percent in the three months ended March 31, 2024, from 4.1 percent in the comparable period in 2023.
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
Equity, Royalty and Interest Income from Investees
Equity, royalty and interest income from investees increased $4 million for the three months ended March 31, 2024, versus the comparable period in 2023, primarily due to higher earnings at Chongqing Cummins Engine Co., Ltd., Dongfeng Cummins Engine Co., Ltd. and Sisamex, partially offset by lower royalty and interest income from investees.
Other Operating Expense, Net
Other operating (expense) income, net was as follows:

	Three months ended
	March 31,
In millions	2024	2023
Amortization of intangible assets	$(32)	$(32)
Other, net	(1)	13
Total other operating expense, net	$(33)	$(19)
Interest Expense
Interest expense was $89 million for the three months ended March 31, 2024, versus $87 million for the comparable period in 2023. Interest expense increased $2 million primarily due to the higher outstanding long-term borrowings related to the 2024 note issuance and higher weighted-average interest rates, partially offset by lower commercial paper and decreased average term loan borrowings outstanding.

Other Income, Net
Other income (expense), net was as follows:

	Three months ended
	March 31,
In millions	2024	2023
Gain related to divestiture of Atmus (1)	$1,333	$—
Non-service pension and OPEB income	30	31
Interest income	29	18
Gain on marketable securities, net	4	5
Gain on corporate owned life insurance	2	19
Foreign currency (loss) gain, net	(11)	12
Other, net	—	5
Total other income, net	$1,387	$90

(1) See NOTE 14, "ATMUS DIVESTITURE," to our Condensed Consolidated Financial Statements for additional information.
Income Tax Expense
Our effective tax rate for 2024 is expected to approximate 24.0 percent, excluding any discrete items that may arise.
Our effective tax rates for the three months ended March 31, 2024 and 2023, were 8.7 percent and 21.7 percent, respectively.
The three months ended March 31, 2024, contained favorable discrete tax items primarily due to the $1.3 billion non-taxable gain on the Atmus split-off. Other discrete tax items were $21 million favorable primarily due to adjustments related to audit settlements.
The three months ended March 31, 2023, contained favorable discrete tax items of $3 million, primarily due to share-based compensation tax benefits.
Noncontrolling Interests
Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities. Noncontrolling interests in income of consolidated subsidiaries for the three months ended March 31, 2024, increased $19 million versus the comparable period in 2023 primarily due to higher earnings at Cummins India Limited and the absence of losses at Hydrogenics Corporation resulting from the June 2023 acquisition, partially offset by lower earnings at Eaton Cummins Joint Venture. The three months ended March 31, 2024, included the noncontrolling interest associated with Atmus through March 18, 2024, the date of divestiture.
Comprehensive Income - Foreign Currency Translation Adjustment
The foreign currency translation adjustment was a net loss of $60 million for the three months ended March 31, 2024, compared to a net gain of $82 million for the three months ended March 31, 2023, driven by the following:

	Three months ended
	March 31,
	2024		2023
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly-owned subsidiaries	$(54)	Chinese renminbi, Euro	$73	British pound, Brazilian real, Euro
Equity method investments	(3)	Chinese renminbi, partially offset by Indian rupee	6	Brazilian real, Chinese renminbi
Consolidated subsidiaries with a noncontrolling interest	(3)	Indian rupee, Chinese renminbi, Euro	3	Indian rupee
Total	$(60)		$82

OPERATING SEGMENT RESULTS
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
Following is a discussion of results for each of our operating segments.
Components Segment Results
Financial data for the Components segment was as follows:

	Three months ended				Favorable/
	March 31,				(Unfavorable)
In millions	2024		2023		Amount	Percent
External sales	$2,842		$3,043		$(201)	(7)%
Intersegment sales	490		514		(24)	(5)%
Total sales	3,332		3,557		(225)	(6)%
Research, development and engineering expenses	84		91		7	8%
Equity, royalty and interest income from investees	26		21		5	24%
Interest income	8		6		2	33%
Segment EBITDA	473	(1)	507	(2)	(34)	(7)%

					Percentage Points
Segment EBITDA as a percentage of total sales	14.2%		14.3%			(0.1)

(1) Included $21 million of costs associated with the divestiture of Atmus for the three months ended March 31, 2024.
(2) Included $12 million of costs associated with the divestiture of Atmus for the three months ended March 31, 2023.
On March 18, 2024, we completed the divestiture of our remaining 80.5 percent ownership of Atmus common stock through a tax-free split-off. See NOTE 14, "ATMUS DIVESTITURE," to the Condensed Consolidated Financial Statements for additional information.
Sales for our Components segment by business were as follows:

	Three months ended			Favorable/
	March 31,			(Unfavorable)
In millions	2024		2023	Amount	Percent
Axles and brakes	$1,232		$1,272	$(40)	(3)%
Emission solutions	971		1,056	(85)	(8)%
Engine components	544		581	(37)	(6)%
Atmus	353	(1)	417	(64)	(15)%
Automated transmissions	165		179	(14)	(8)%
Software and electronics	67		52	15	29%
Total sales	$3,332		$3,557	$(225)	(6)%

(1) Included sales through the March 18, 2024, divestiture. See NOTE 14, "ATMUS DIVESTITURE," to the Condensed Consolidated Financial Statements for additional information.
Sales
Components segment sales for the three months ended March 31, 2024, decreased $225 million versus the comparable period in 2023. The following were the primary drivers by business:
•Emission solutions sales decreased $85 million primarily due to weaker demand in China and India.

•Atmus sales decreased $64 million due to the divestiture on March 18, 2024.
•Axles and brakes sales decreased $40 million mainly due to weaker demand in North America and Western Europe, partially offset by stronger demand in Brazil.
Segment EBITDA
Components segment EBITDA for the three months ended March 31, 2024, decreased $34 million versus the comparable period in 2023, mainly due to lower volumes (including the divestiture of Atmus) and higher compensation expenses, partially offset by lower material costs and favorable mix.
Engine Segment Results
Financial data for the Engine segment was as follows:

	Three months ended		Favorable/
	March 31,		(Unfavorable)
In millions	2024	2023	Amount	Percent
External sales	$2,240	$2,252	$(12)	(1)%
Intersegment sales	688	734	(46)	(6)%
Total sales	2,928	2,986	(58)	(2)%
Research, development and engineering expenses	154	134	(20)	(15)%
Equity, royalty and interest income from investees	57	65	(8)	(12)%
Interest income	7	3	4	NM
Segment EBITDA	414	457	(43)	(9)%

			Percentage Points
Segment EBITDA as a percentage of total sales	14.1%	15.3%		(1.2)

"NM" - not meaningful information
Sales for our Engine segment by market were as follows:

	Three months ended		Favorable/
	March 31,		(Unfavorable)
In millions	2024	2023	Amount	Percent
Heavy-duty truck	$1,059	$1,114	$(55)	(5)%
Medium-duty truck and bus	995	903	92	10%
Light-duty automotive	438	439	(1)	—%
Total on-highway	2,492	2,456	36	1%
Off-highway	436	530	(94)	(18)%
Total sales	$2,928	$2,986	$(58)	(2)%

			Percentage Points
On-highway sales as percentage of total sales	85%	82%		3

Unit shipments by engine classification (including unit shipments to Power Systems and off-highway engine units included in their respective classification) were as follows:

	Three months ended		Favorable/
	March 31,		(Unfavorable)
	2024	2023	Amount	Percent
Heavy-duty	33,600	34,700	(1,100)	(3)%
Medium-duty	75,800	78,900	(3,100)	(4)%
Light-duty	54,800	55,000	(200)	—%
Total unit shipments	164,200	168,600	(4,400)	(3)%
Sales
Engine segment sales for the three months ended March 31, 2024, decreased $58 million versus the comparable period in 2023. The following were the primary drivers by market:
•Off-highway sales decreased $94 million mainly due to lower demand in global construction markets, especially in China and Western Europe.
•Heavy-duty truck sales decreased $55 million principally due to weaker demand in North America.
These decreases were partially offset by increased medium-duty truck and bus sales of $92 million mainly due to higher demand in North America with higher medium-duty truck shipments of 20 percent.
Segment EBITDA
Engine segment EBITDA for the three months ended March 31, 2024, decreased $43 million versus the comparable period in 2023, primarily due to lower volumes, higher compensation expenses and unfavorable product coverage costs, partially offset by favorable pricing.
Distribution Segment Results
Financial data for the Distribution segment was as follows:

	Three months ended		Favorable/
	March 31,		(Unfavorable)
In millions	2024	2023	Amount	Percent
External sales	$2,529	$2,399	$130	5%
Intersegment sales	6	7	(1)	(14)%
Total sales	2,535	2,406	129	5%
Research, development and engineering expenses	14	14	—	—%
Equity, royalty and interest income from investees	24	24	—	—%
Interest income	11	7	4	57%
Segment EBITDA	294	335	(41)	(12)%

			Percentage Points
Segment EBITDA as a percentage of total sales	11.6%	13.9%		(2.3)

Sales for our Distribution segment by region were as follows:

	Three months ended		Favorable/
	March 31,		(Unfavorable)
In millions	2024	2023	Amount	Percent
North America	$1,723	$1,695	$28	2%
Asia Pacific	285	240	45	19%
Europe	240	195	45	23%
China	102	102	—	—%
India	71	59	12	20%
Latin America	60	53	7	13%
Africa and Middle East	54	62	(8)	(13)%
Total sales	$2,535	$2,406	$129	5%

Sales for our Distribution segment by product line were as follows:

	Three months ended		Favorable/
	March 31,		(Unfavorable)
In millions	2024	2023	Amount	Percent
Parts	$1,001	$1,057	$(56)	(5)%
Power generation	707	492	215	44%
Engines	421	456	(35)	(8)%
Service	406	401	5	1%
Total sales	$2,535	$2,406	$129	5%

Sales
Distribution segment sales for the three months ended March 31, 2024, increased $129 million versus the comparable period in 2023. The following were the primary drivers by region:
•Asia Pacific sales increased $45 million primarily due to higher demand in power generation, especially data center markets, and service.
•European sales increased $45 million mainly due to favorable demand in power generation and parts.
•North American sales increased $28 million principally due to higher demand in power generation, especially commercial and data center markets, partially offset by lower demand for engines and aftermarket products.
Segment EBITDA
Distribution segment EBITDA for the three months ended March 31, 2024, decreased $41 million versus the comparable period in 2023, primarily due to higher compensation expenses, unfavorable inventory adjustments and unfavorable mix, partially offset by favorable pricing.

Power Systems Segment Results
Financial data for the Power Systems segment was as follows:

	Three months ended		Favorable/
	March 31,		(Unfavorable)
In millions	2024	2023	Amount	Percent
External sales	$708	$679	$29	4%
Intersegment sales	681	664	17	3%
Total sales	1,389	1,343	46	3%
Research, development and engineering expenses	60	63	3	5%
Equity, royalty and interest income from investees	19	13	6	46%
Interest income	3	2	1	50%
Segment EBITDA	237	219	18	8%

			Percentage Points
Segment EBITDA as a percentage of total sales	17.1%	16.3%		0.8
Sales for our Power Systems segment by product line were as follows:

	Three months ended		Favorable/
	March 31,		(Unfavorable)
In millions	2024	2023	Amount	Percent
Power generation	$853	$770	$83	11%
Industrial	420	455	(35)	(8)%
Generator technologies	116	118	(2)	(2)%
Total sales	$1,389	$1,343	$46	3%

Sales
Power Systems segment sales for the three months ended March 31, 2024, increased $46 million versus the comparable period in 2023. The primary driver was an increase in power generation sales of $83 million mainly due to higher demand in North America and India, partially offset by weaker demand in Western Europe and Latin America. The increase was partially offset by a decrease in industrial sales of $35 million mainly due to weaker demand in the oil and gas market in North America, partially offset by stronger demand in global mining markets.
Segment EBITDA
Power Systems segment EBITDA for the three months ended March 31, 2024, increased $18 million versus the comparable period in 2023, mainly due to favorable pricing, partially offset by unfavorable mix and higher compensation expenses.

Accelera Segment Results
Financial data for the Accelera segment was as follows:

	Three months ended		Favorable/
	March 31,		(Unfavorable)
In millions	2024	2023	Amount	Percent
External sales	$84	$80	$4	5%
Intersegment sales	9	5	4	80%
Total sales	93	85	8	9%
Research, development and engineering expenses	55	48	(7)	(15)%
Equity, royalty and interest loss from investees	(3)	(4)	1	25%
Segment EBITDA	(101)	(94)	(7)	(7)%
Accelera segment sales for the three months ended March 31, 2024, increased $8 million versus the comparable period in 2023 principally due to improved sales of electrolyzers.

OUTLOOK
Our outlook reflects the following positive trends and challenges to our business that could impact our revenue and earnings potential for the remainder of 2024.
Positive Trends
•We expect demand for medium-duty trucks in North America to remain strong.
•We believe market demand for trucks in India will continue to be strong.
•We expect demand within our Power Systems business to remain strong, including the power generation and mining markets.
•We anticipate demand in our aftermarket business will continue to be robust, driven primarily by strong demand in our Engine and Power Systems businesses.
•We expect demand for trucks in China to remain stable or improve in 2024.
Challenges
•We expect demand for heavy-duty trucks in North America to weaken modestly, particularly in the second half of 2024.
•Continued increases in material and labor costs, as well as other inflationary pressures, could negatively impact earnings.
•The financial implications resulting from our Settlement Agreements will negatively impact our liquidity in 2024 and will result in incremental interest expense for debt utilized in funding the civil penalty.
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

Dollars in millions	March 31, 2024	December 31, 2023
Working capital (1)	$3,934	$2,295
Current ratio	1.34	1.18
Accounts and notes receivable, net	$5,463	$5,583
Days' sales in receivables	60	58
Inventories	$5,758	$5,677
Inventory turnover	4.3	4.5
Accounts payable (principally trade)	$4,476	$4,260
Days' payable outstanding	64	62
Total debt	$6,835	$6,696
Total debt as a percent of total capital	40.4%	40.3%

(1) Working capital included cash and cash equivalents

Cash Flows
Cash and cash equivalents were impacted as follows:

	Three months ended
	March 31,
In millions	2024	2023	Change
Net cash provided by operating activities	$276	$495	$(219)
Net cash used in investing activities	(406)	(228)	(178)
Net cash provided by (used in) financing activities	499	(363)	862
Effect of exchange rate changes on cash and cash equivalents	(7)	(25)	18
Net increase (decrease) in cash and cash equivalents	$362	$(121)	$483

Net cash provided by operating activities decreased $219 million for the three months ended March 31, 2024, versus the comparable period in 2023, primarily due to higher working capital requirements of $112 million and lower operating income of $103 million. The higher working capital requirements resulted in a cash outflow of $606 million compared to a cash outflow of $494 million in the comparable period of 2023, mainly due to higher variable compensation payouts in accrued expenses, increased inventories and unfavorable changes in accounts payable, partially offset by favorable changes in accounts and notes receivable.
Net cash used in investing activities increased $178 million for the three months ended March 31, 2024, versus the comparable period in 2023, primarily due to cash associated with the Atmus divestiture of $174 million and higher acquisition activity of $59 million, partially offset by higher net liquidations of marketable securities of $33 million and lower capital expenditures of $24 million.
Net cash provided by financing activities increased $862 million for the three months ended March 31, 2024, versus the comparable period in 2023, primarily due to proceeds from borrowings of $2.4 billion (principally related to our 2024 note issuance), partially offset by higher net payments of commercial paper of $858 million and payments on borrowings and finance lease obligations of $606 million.
The effect of exchange rate changes on cash and cash equivalents for the three months ended March 31, 2024, versus the comparable period in 2023, increased $18 million primarily due to unfavorable fluctuations in the British pound, partially offset by the Chinese renminbi.
Sources of Liquidity
We generate significant ongoing cash flow. Cash provided by operations is our principal source of liquidity with $276 million generated in the three months ended March 31, 2024. Our sources of liquidity include:

	March 31, 2024
In millions	Total	U.S.	International	Primary location of international balances
Cash and cash equivalents	$2,541	$1,617	$924	Singapore, Australia, Belgium, Mexico, Canada, China
Marketable securities (1)	510	85	425	India
Total	$3,051	$1,702	$1,349
Available credit capacity
Revolving credit facilities (2)	$3,391
International and other uncommitted domestic credit facilities	$396

(1) The majority of marketable securities could be liquidated into cash within a few days.
(2) The five-year credit facility for $2.0 billion and the 364-day credit facility for $2.0 billion, maturing August 2026 and June 2024, respectively, are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. At March 31, 2024, we had $609 million of commercial paper outstanding, which effectively reduced our available capacity under our revolving credit facilities to $3.4 billion.

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
Debt Facilities and Other Sources of Liquidity
In April 2024, we issued approximately $1.0 billion of commercial paper in anticipation of paying the substantial majority of payments required by the Settlement Agreements in May 2024. See NOTE 11, “COMMITMENTS AND CONTINGENCIES,” to the Condensed Consolidated Financial Statements for additional information on the Settlement Agreements.
On February 20, 2024, we issued $2.25 billion aggregate principal amount of senior unsecured notes consisting of $500 million aggregate principal amount of 4.90 percent senior unsecured notes due in 2029, $750 million aggregate principal amount of 5.15 percent senior unsecured notes due in 2034 and $1.0 billion aggregate principal amount of 5.45 percent senior unsecured notes due in 2054. We received net proceeds of $2.2 billion. See NOTE 9, "DEBT," to the Condensed Consolidated Financial Statements for additional information.
Our committed credit facilities provide access up to $4.0 billion, including our $2.0 billion 364-day facility that expires June 3, 2024, and our $2.0 billion five-year facility that expires on August 18, 2026. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. We intend to maintain credit facilities at the current or higher aggregate amounts by renewing or replacing these facilities at or before expiration. There were no outstanding borrowings under these facilities at March 31, 2024.
Our committed credit facilities provide access up to $4.0 billion of unsecured, short-term promissory notes (commercial paper) pursuant to the Board of Directors (the Board) authorized commercial paper programs. These programs facilitate the private placement of unsecured short-term debt through third-party brokers. We intend to use the net proceeds from the commercial paper borrowings for general corporate purposes. The total combined borrowing capacity under the revolving credit facilities and commercial paper programs should not exceed $4.0 billion. At March 31, 2024, we had $609 million of commercial paper outstanding, which effectively reduced our available capacity under our revolving credit facilities to $3.4 billion. See NOTE 9, "DEBT," to the Condensed Consolidated Financial Statements for additional information.
As a well-known seasoned issuer, we filed an automatic shelf registration of an undetermined amount of debt and equity with the Securities and Exchange Commission (SEC) on February 8, 2022. Under this shelf registration we may offer, from time to time, debt securities, common stock, preferred and preference stock, depositary shares, warrants, stock purchase contracts and stock purchase units.
Supply Chain Financing
We currently have supply chain financing programs with financial intermediaries, which provide certain vendors the option to be paid by financial intermediaries earlier than the due date on the applicable invoice. When a vendor utilizes the program and receives an early payment from a financial intermediary, they take a discount on the invoice. We then pay the financial intermediary the face amount of the invoice on the original due date, which generally have 60 to 90 day payment terms. The maximum amount that we could have outstanding under the program was $512 million. We do not reimburse vendors for any costs they incur for participation in the program, their participation is completely voluntary and there are no assets pledged as security or other forms of guarantees provided for the committed payment to the finance provider or intermediary. As a result, all amounts owed to the financial intermediaries are presented as accounts payable in our Condensed Consolidated Balance Sheets. Amounts due to the financial intermediaries reflected in accounts payable at March 31, 2024, were $193 million.

Uses of Cash
Settlement Agreements
In December 2023, we announced that we reached an agreement in principle with the EPA, CARB, the Environmental and Natural Resources Division of the U.S. Department of Justice and the California Attorney General’s Office to resolve certain regulatory civil claims regarding our emissions certification and compliance process for certain engines primarily used in pick-up truck applications in the U.S., which became final and effective in April 2024 (collectively, the Settlement Agreements). As part of the Settlement Agreements, among other things, we agreed to pay civil penalties, complete recall requirements, undertake mitigation projects, provide extended warranties, undertake certain testing, take certain corporate compliance measures and make certain payments. Failure to comply with the terms and conditions of the Settlement Agreements will subject us to stipulated penalties. We recorded a charge of $2.0 billion in the fourth quarter of 2023 to resolve the matters addressed by the Settlement Agreements involving approximately one million of our pick-up truck applications in the U.S. This charge was in addition to the previously announced charges of $59 million for the recalls of model years 2013 through 2018 RAM 2500 and 3500 trucks and model years 2016 through 2019 Titan trucks. Of this amount, $1.9 billion relates to payments that we began making in April 2024; however, the majority of these payments are expected to be made in May 2024. See NOTE 11, "COMMITMENTS AND CONTINGENCIES," to the Condensed Consolidated Financial Statements for additional information.
Repayment of Debt
We used a portion of the net proceeds of $2.2 billion from our February 2024 bond issuance to pay down $650 million of our term loan, due 2025, and commercial paper. We intend to use the remaining net proceeds for general corporate purposes.
In April 2024, we also repaid $100 million of our term loan, due 2025.
Dividends
We paid dividends of $239 million during the three months ended March 31, 2024.
Capital Expenditures
Capital expenditures for the three months ended March 31, 2024, were $169 million versus $193 million in the comparable period in 2023. We continue to invest in new product lines and targeted capacity expansions. We plan to spend an estimated $1.2 billion to $1.3 billion in 2024 on capital expenditures with over 65 percent of these expenditures expected to be invested in North America.
Current Maturities of Short and Long-Term Debt
We had $609 million of commercial paper outstanding at March 31, 2024, that matures in less than one year. The maturity schedule of our existing long-term debt requires significant cash outflows in 2025 when our term loan and 0.75 percent senior notes are due. Required annual long-term debt principal payments range from $41 million to $1.1 billion over the next five years (including the remainder of 2024). We intend to retain our strong investment credit ratings. See NOTE 9, "DEBT," to the Condensed Consolidated Financial Statements for additional information.
Pensions
Our global pension plans, including our unfunded and non-qualified plans, were 113 percent funded at December 31, 2023. Our U.S. defined benefit plans (qualified and non-qualified), which represented approximately 69 percent of the worldwide pension obligation, were 113 percent funded, and our U.K. defined benefit plans were 113 percent funded at December 31, 2023. The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans. In the first three months of 2024, the investment gain on our U.S. pension trusts was 1.2 percent, while our U.K. pension trusts' loss was 2.3 percent. We anticipate making additional defined benefit pension contributions during the remainder of 2024 of $29 million for our U.S. and U.K. qualified and non-qualified pension plans. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2024 annual net periodic pension cost to approximate $34 million.
Stock Repurchases
In December 2021, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the $2.0 billion repurchase plan authorized in 2019. We did not make any repurchases of common stock in the first three months of 2024. The dollar value remaining available for future purchases under the 2019 program at March 31, 2024, was $218 million.

Credit Ratings
Our rating and outlook from each of the credit rating agencies as of the date of filing are shown in the table below:

	Long-Term	Short-Term
Credit Rating Agency (1)	Senior Debt Rating	Debt Rating	Outlook
Standard and Poor’s Rating Services	A	A1	Stable
Moody’s Investors Service, Inc.	A2	P1	Stable

(1) Credit ratings are not recommendations to buy, are subject to change, and each rating should be evaluated independently of any other rating. In addition, we undertake no obligation to update disclosures concerning our credit ratings, whether as a result of new information, future events or otherwise.

Management's Assessment of Liquidity
Our financial condition and liquidity remain strong. Our solid balance sheet and credit ratings enable us to have ready access to credit and the capital markets. We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities. We believe our access to capital markets, our existing cash and marketable securities, operating cash flow and revolving credit facilities provide us with the financial flexibility needed to make payments required by the Settlement Agreements, targeted capital expenditures, dividend payments, debt service obligations, projected pension obligations, common stock repurchases and fund acquisitions through 2024 and beyond. We continue to generate significant cash from operations and maintain access to our revolving credit facilities and commercial paper programs as noted above.
We anticipate making the substantial majority of payments required by the Settlement Agreements in May 2024 through the use of our existing liquidity and access to cash from commercial paper issued in April. See NOTE 17, "SUBSEQUENT EVENTS," to the Condensed Consolidated Financial Statements for additional information.
APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
A summary of our significant accounting policies is included in NOTE 1, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” of the Notes to the Consolidated Financial Statements of our 2023 Form 10-K, which discusses accounting policies that we have selected from acceptable alternatives.
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
A discussion of our critical accounting estimates may be found in the “Management’s Discussion and Analysis” section of our 2023 Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.” Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first three months of 2024.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See NOTE 16, "RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS," in the Notes to Condensed Consolidated Financial Statements for additional information.
ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
A discussion of quantitative and qualitative disclosures about market risk may be found in Item 7A of our 2023 Form 10-K. There have been no material changes in this information since the filing of our 2023 Form 10-K.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II.  OTHER INFORMATION
ITEM 1.  Legal Proceedings
The matters described under "Legal Proceedings" in NOTE 11, "COMMITMENTS AND CONTINGENCIES," to the Condensed Consolidated Financial Statements are incorporated herein by reference.
ITEM 1A.  Risk Factors
In addition to other information set forth in this report and the risk factor noted below, you should consider other risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition or future results. Other than noted below, there have been no material changes to our risks described in our 2023 Annual Report on Form 10-K or the "CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION" in this Quarterly report. Additional risks and uncertainties not currently known to us or that we currently judge to be immaterial also may materially adversely affect our business, financial condition or operating results.
GOVERNMENT REGULATION
While we have reached Settlement Agreements with the EPA, CARB, the Environmental and Natural Resources Division of the U.S. Department of Justice and the California Attorney General's Office to resolve certain regulatory civil claims regarding our emissions certification and compliance process for certain engines primarily used in pick-up truck applications in the U.S., we have incurred, and likely will incur, other additional claims, costs and expenses in connection with the matters covered by the Settlement Agreements and other matters related to our compliance with emission standards for our engines, including with respect to additional regulatory action and collateral litigation related to these matters. Those and related expenses and reputational damage could have a material adverse impact on our results of operations, financial condition and cash flows.
In December 2023, we announced that we reached the agreement in principle and recorded a charge of $2.0 billion in the fourth quarter of 2023 to resolve certain regulatory civil claims regarding our emissions certification and compliance process for certain engines primarily used in pick-up truck applications in the U.S., which became final and effective in April 2024. This fourth quarter of 2023 charge was in addition to the previously announced charges of $59 million for the recalls of model years 2013 through 2018 RAM 2500 and 3500 trucks and model years 2016 through 2019 Titan trucks. Failure to comply with the terms and conditions of the Settlement Agreements will also subject us to stipulated penalties.
We have also been in communication with other non-U.S. regulators regarding matters related to the emission systems in our engines and may also become subject to additional regulatory review in connection with these matters.
In connection with our announcement of our entry into the agreement in principle, we became subject to shareholder, consumer and third-party litigation regarding the matters covered by the Settlement Agreements, and we may become subject to additional litigation in connection with these matters.
The consequences resulting from the resolution of the foregoing matters are uncertain and the related expenses and reputational damage could have a material adverse impact on our results of operations, financial condition and cash flows. See NOTE 11, “COMMITMENTS AND CONTINGENCIES,” to the Condensed Consolidated Financial Statements for additional information.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following information is provided pursuant to Item 703 of Regulation S-K:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
January 1 - January 31	—	$—	—	$2,218
February 1 - February 29	—	—	—	2,218
March 1 - March 31	—	—	—	2,218
Total	—	—	—

(1) Shares repurchased under our Key Employee Stock Investment Plan only occur in the event of a participant default, which cannot be predicted, and were excluded from this column.
In December 2021, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the $2.0 billion repurchase plan authorized in 2019. During the three months ended March 31, 2024, we did not make any repurchases of common stock. The dollar value remaining available for future purchases under the 2019 program at March 31, 2024, was $218 million.
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
ITEM 3.  Defaults Upon Senior Securities
Not applicable.
ITEM 4.  Mine Safety Disclosures
Not applicable.
ITEM 5.  Other Information
(c) During the first quarter of 2024, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6. Exhibits
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.
CUMMINS INC.
EXHIBIT INDEX

Exhibit No.	Description of Exhibit
4.1
Sixth Supplemental Indenture, dated as of February 20, 2024, between Cummins Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Cummins Inc. with the Securities and Exchange Commission on February 20, 2024 (File No. 001-04949)).

4.2
Seventh Supplemental Indenture, dated as of February 20, 2024, between Cummins Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Cummins Inc. with the Securities and Exchange Commission on February 20, 2024 (File No. 001-04949)).

4.3
Eighth Supplemental Indenture, dated as of February 20, 2024, between Cummins Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Cummins Inc. with the Securities and Exchange Commission on February 20, 2024 (File No. 001-04949)).

10	Form of Performance-Based Restricted Stock Unit Award Agreement under 2012 Omnibus Incentive Plan (filed herewith).
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed with this quarterly report on Form 10-Q are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Net Income for the three months ended March 31, 2024 and 2023, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023, (iii) the Condensed Consolidated Balance Sheets at March 31, 2024 and December 31, 2023, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, (v) the Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interests and Equity for the three months ended March 31, 2024 and 2023, (vi) Notes to Condensed Consolidated Financial Statements and (vii) the information included in Part II. Item 5(c).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cummins Inc.
Date:	May 2, 2024

	By:	/s/ MARK A. SMITH	By:	/s/ LUTHER E. PETERS
		Mark A. Smith		Luther E. Peters
		Vice President and Chief Financial Officer		Vice President-Controller
		(Principal Financial Officer)		(Principal Accounting Officer)