Form 10-Q
period 2024-06-30
CUMMINS INC
filed 2024-08-01
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

As of June 30, 2024, there were 137,047,646 shares of common stock outstanding with a par value of $2.50 per share.

CUMMINS INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

		Page
	PART I. FINANCIAL INFORMATION
ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Statements of Net Income for the three and six months ended June 30, 2024 and 2023	3
	Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and 2023	4
	Condensed Consolidated Balance Sheets at June 30, 2024 and December 31, 2023	5
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023	6
	Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interests and Equity for the three and six months ended June 30, 2024 and 2023	7
	Notes to Condensed Consolidated Financial Statements	9
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	51
ITEM 4.	Controls and Procedures	51
	PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	51
ITEM 1A.	Risk Factors	52
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52
ITEM 3.	Defaults Upon Senior Securities	53
ITEM 4.	Mine Safety Disclosures	53
ITEM 5.	Other Information	53
ITEM 6.	Exhibits	53
	Signatures	54

PART I.  FINANCIAL INFORMATION
ITEM 1.  Condensed Consolidated Financial Statements

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
In millions, except per share amounts	2024	2023	2024	2023
NET SALES (Notes 1 and 2)	$8,796	$8,638	$17,199	$17,091
Cost of sales	6,603	6,490	12,965	12,914
GROSS MARGIN	2,193	2,148	4,234	4,177
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	828	873	1,667	1,626
Research, development and engineering expenses	379	384	748	734
Equity, royalty and interest income from investees (Note 4)	103	133	226	252
Other operating expense, net	44	27	77	46
OPERATING INCOME	1,045	997	1,968	2,023
Interest expense	109	99	198	186
Other income, net (Note 14)	41	51	1,428	141
INCOME BEFORE INCOME TAXES	977	949	3,198	1,978
Income tax expense (Note 5)	225	212	418	435
CONSOLIDATED NET INCOME	752	737	2,780	1,543
Less: Net income attributable to noncontrolling interests	26	17	61	33
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$726	$720	$2,719	$1,510

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
Basic	$5.30	$5.08	$19.53	$10.66
Diluted	$5.26	$5.05	$19.42	$10.60

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	137.1	141.7	139.2	141.6
Dilutive effect of stock compensation awards	0.8	0.8	0.8	0.9
Diluted	137.9	142.5	140.0	142.5

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2024	2023	2024	2023
CONSOLIDATED NET INCOME	$752	$737	$2,780	$1,543
Other comprehensive (loss) income, net of tax (Note 12)
Change in pension and other postretirement defined benefit plans	13	2	—	(7)
Foreign currency translation adjustments	(83)	(110)	(143)	(28)
Unrealized (loss) gain on derivatives	(3)	12	9	9
Total other comprehensive loss, net of tax	(73)	(96)	(134)	(26)
COMPREHENSIVE INCOME	679	641	2,646	1,517
Less: Comprehensive income attributable to noncontrolling interests	24	15	56	34
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUMMINS INC.	$655	$626	$2,590	$1,483

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except par value	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$1,590	$2,179
Marketable securities (Note 6)	593	562
Total cash, cash equivalents and marketable securities	2,183	2,741
Accounts and notes receivable, net	5,606	5,583
Inventories (Note 7)	5,857	5,677
Prepaid expenses and other current assets	1,316	1,197
Total current assets	14,962	15,198
Long-term assets
Property, plant and equipment	11,417	11,674
Accumulated depreciation	(5,364)	(5,425)
Property, plant and equipment, net	6,053	6,249
Investments and advances related to equity method investees	1,828	1,800
Goodwill	2,394	2,499
Other intangible assets, net	2,502	2,519
Pension assets (Note 3)	1,192	1,197
Other assets (Note 8)	2,389	2,543
Total assets	$31,320	$32,005

LIABILITIES
Current liabilities
Accounts payable (principally trade)	$4,405	$4,260
Loans payable (Note 9)	329	280
Commercial paper (Note 9)	1,581	1,496
Current maturities of long-term debt (Note 9)	167	118
Accrued compensation, benefits and retirement costs	801	1,108
Current portion of accrued product warranty (Note 10)	660	667
Current portion of deferred revenue (Note 2)	1,311	1,220
Other accrued expenses (Note 8)	1,890	3,754
Total current liabilities	11,144	12,903
Long-term liabilities
Long-term debt (Note 9)	5,426	4,802
Deferred revenue (Note 2)	1,046	966
Other liabilities (Note 8)	3,128	3,430
Total liabilities	$20,744	$22,101

Commitments and contingencies (Note 11)

EQUITY
Cummins Inc. shareholders’ equity
Common stock, $2.50 par value, 500 shares authorized, 222.5 and 222.5 shares issued	$2,582	$2,564
Retained earnings	20,101	17,851
Treasury stock, at cost, 85.5 and 80.7 shares	(10,797)	(9,359)
Accumulated other comprehensive loss (Note 12)	(2,335)	(2,206)
Total Cummins Inc. shareholders’ equity	9,551	8,850
Noncontrolling interests	1,025	1,054
Total equity	$10,576	$9,904
Total liabilities and equity	$31,320	$32,005
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
In millions	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$2,780	$1,543
Adjustments to reconcile consolidated net income to net cash (used in) provided by operating activities
Gain related to divestiture of Atmus (Note 14)	(1,333)	—
Depreciation and amortization	528	503
Deferred income taxes	(99)	(132)
Equity in income of investees, net of dividends	(86)	(113)
Pension and OPEB expense (Note 3)	19	3
Pension contributions and OPEB payments (Note 3)	(59)	(103)
Changes in current assets and liabilities, net of acquisitions and divestitures
Accounts and notes receivable	(161)	(635)
Inventories	(469)	(403)
Other current assets	(151)	(137)
Accounts payable	263	65
Accrued expenses (Notes 1 and 11)	(1,933)	261
Other, net	126	126
Net cash (used in) provided by operating activities	(575)	978

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(409)	(414)
Acquisition of businesses, net of cash acquired (Note 15)	(58)	(134)
Investments in marketable securities—acquisitions	(713)	(648)
Investments in marketable securities—liquidations (Note 6)	685	620
Cash associated with Atmus divestiture	(174)	—
Other, net	(137)	(30)
Net cash used in investing activities	(806)	(606)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	2,482	737
Net borrowings (payments) of commercial paper	85	(658)
Payments on borrowings and finance lease obligations	(1,223)	(228)
Dividend payments on common stock	(469)	(445)
Other, net	(68)	(9)
Net cash provided by (used in) financing activities	807	(603)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(15)	(68)
Net decrease in cash and cash equivalents	(589)	(299)
Cash and cash equivalents at beginning of year	2,179	2,101
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,590	$1,802
 The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
(Unaudited)

	Three months ended
In millions, except per share amounts	Redeemable Noncontrolling Interests	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT MARCH 31, 2024	$—	$556	$2,001	$19,605	$(10,831)	$(2,264)	$9,067	$1,034	$10,101
Net income				726			726	26	752
Other comprehensive loss, net of tax (Note 12)						(71)	(71)	(2)	(73)
Issuance of common stock			1				1	—	1
Cash dividends on common stock, $1.68 per share				(230)			(230)	—	(230)
Share-based awards			(2)		33		31	—	31
Other shareholder transactions			26		1		27	(33)	(6)
BALANCE AT JUNE 30, 2024	$—	$556	$2,026	$20,101	$(10,797)	$(2,335)	$9,551	$1,025	$10,576

BALANCE AT MARCH 31, 2023	$261	$556	$1,674	$18,605	$(9,389)	$(1,823)	$9,623	$997	$10,620
Net income	(12)			720			720	29	749
Other comprehensive loss, net of tax (Note 12)						(94)	(94)	(2)	(96)
Issuance of common stock			2				2	—	2
Cash dividends on common stock, $1.57 per share				(223)			(223)	—	(223)
Distributions to noncontrolling interests							—	(2)	(2)
Share-based awards			1		7		8	—	8
Fair value adjustment of redeemable noncontrolling interests	22		(22)				(22)	—	(22)
Acquisition of redeemable noncontrolling interests (Note 15)	(271)						—	—	—
Sale of Atmus stock (Note 14)			285				285	(3)	282
Other shareholder transactions			36		2		38	—	38
BALANCE AT JUNE 30, 2023	$—	$556	$1,976	$19,102	$(9,380)	$(1,917)	$10,337	$1,019	$11,356
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

	Six months ended
In millions, except per share amounts	Redeemable Noncontrolling Interests	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2023	$—	$556	$2,008	$17,851	$(9,359)	$(2,206)	$8,850	$1,054	$9,904
Net income				2,719			2,719	61	2,780
Other comprehensive loss, net of tax (Note 12)						(190)	(190)	(5)	(195)
Issuance of common stock			1				1	—	1
Cash dividends on common stock, $3.36 per share				(469)			(469)	—	(469)
Distributions to noncontrolling interests							—	(33)	(33)
Share-based awards			(8)		93		85	—	85
Divestiture of Atmus (Note 14)					(1,532)	61	(1,471)	(19)	(1,490)
Other shareholder transactions			25		1		26	(33)	(7)
BALANCE AT JUNE 30, 2024	$—	$556	$2,026	$20,101	$(10,797)	$(2,335)	$9,551	$1,025	$10,576

BALANCE AT DECEMBER 31, 2022	$258	$556	$1,687	$18,037	$(9,415)	$(1,890)	$8,975	$992	$9,967
Net income	(20)			1,510			1,510	53	1,563
Other comprehensive (loss) income, net of tax (Note 12)						(27)	(27)	1	(26)
Issuance of common stock			2				2	—	2
Cash dividends on common stock, $3.14 per share				(445)			(445)	—	(445)
Distributions to noncontrolling interests							—	(24)	(24)
Share-based awards			(4)		32		28	—	28
Fair value adjustment of redeemable noncontrolling interests	33		(33)				(33)	—	(33)
Acquisition of redeemable noncontrolling interests (Note 15)	(271)						—	—	—
Sale of Atmus stock (Note 14)			285				285	(3)	282
Other shareholder transactions			39		3		42	—	42
BALANCE AT JUNE 30, 2023	$—	$556	$1,976	$19,102	$(9,380)	$(1,917)	$10,337	$1,019	$11,356

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
Divestiture of Atmus
On March 18, 2024, we completed the divestiture of our remaining 80.5 percent ownership of Atmus Filtration Technologies Inc. (Atmus) common stock through a tax-free split-off. See NOTE 14, "ATMUS INITIAL PUBLIC OFFERING (IPO) AND DIVESTITURE," for additional information.
Settlement Agreements
In December 2023, we announced that we reached an agreement in principle with the U.S. Environmental Protection Agency (EPA), the California Air Resources Board (CARB), the Environmental and Natural Resources Division of the U.S. Department of Justice and the California Attorney General's Office to resolve certain regulatory civil claims regarding our emissions certification and compliance process for certain engines primarily used in pick-up truck applications in the U.S., which became final and effective in April 2024 (collectively, the Settlement Agreements). In the second quarter of 2024, we made $1.9 billion of payments required by the Settlement Agreements. See NOTE 11, “COMMITMENTS AND CONTINGENCIES,” for additional information.
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

Weighted-Average Diluted Shares Outstanding
The weighted-average diluted common shares outstanding exclude the anti-dilutive effect of certain stock options. The options excluded from diluted earnings per share were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Options excluded	1,267	14,210	2,433	9,522
Related Party Transactions
In accordance with the provisions of various joint venture agreements, we may purchase products and components from our joint ventures, sell products and components to our joint ventures and our joint ventures may sell products and components to unrelated parties.
The following is a summary of sales to and purchases from nonconsolidated equity investees:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2024	2023	2024	2023
Sales to nonconsolidated equity investees	$334	$320	$685	$696
Purchases from nonconsolidated equity investees	610	687	1,263	1,391

The following is a summary of accounts receivable from and accounts payable to nonconsolidated equity investees:

In millions	June 30, 2024	December 31, 2023	Balance Sheet Location
Accounts receivable from nonconsolidated equity investees	$454	$530	Accounts and notes receivable, net
Accounts payable to nonconsolidated equity investees	298	324	Accounts payable (principally trade)

Supply Chain Financing
We currently have supply chain financing programs with financial intermediaries, which provide certain vendors the option to be paid by financial intermediaries earlier than the due date on the applicable invoice. When a vendor utilizes the program and receives an early payment from a financial intermediary, they take a discount on the invoice. We then pay the financial intermediary the face amount of the invoice on the original due date, which generally have 60 to 90 day payment terms. The maximum amount that we could have outstanding under these programs was $538 million at June 30, 2024. We do not reimburse vendors for any costs they incur for participation in the program, their participation is completely voluntary and there are no assets pledged as security or other forms of guarantees provided for the committed payment to the finance provider or intermediary. As a result, all amounts owed to the financial intermediaries are presented as accounts payable in our Condensed Consolidated Balance Sheets. Amounts due to the financial intermediaries reflected in accounts payable at June 30, 2024, and December 31, 2023, were $212 million and $199 million, respectively.
Accounts Receivable Sales Program
In May 2024, we entered into an accounts receivable sales agreement with Wells Fargo Bank, N.A., to sell certain accounts receivable up to a Board approved limit of $500 million. We classify proceeds received from the sales of accounts receivable as an operating cash flow in the Condensed Consolidated Statements of Cash Flows, and we record the discount as other expense, net in the Condensed Consolidated Statements of Net Income. There was no material activity under the program in the second quarter of 2024.

NOTE 2. REVENUE FROM CONTRACTS WITH CUSTOMERS
Long-term Contracts
We have certain arrangements, primarily long-term maintenance agreements, construction contracts, product sales with associated performance obligations extending beyond a year, product sales with lead times extending beyond one year that are non-cancellable or for which the customer incurs a penalty for cancellation and extended warranty coverage arrangements that span a period in excess of one year. The aggregate amount of the transaction price for these contracts, excluding extended warranty coverage arrangements, as of June 30, 2024, was $2.9 billion. We expect to recognize the related revenue of $1.5 billion over the next 12 months and $1.4 billion over periods up to 10 years. See NOTE 10, "PRODUCT WARRANTY LIABILITY," for additional disclosures on extended warranty coverage arrangements. Our other contracts generally are for a duration of less than one year, include payment terms that correspond to the timing of costs incurred when providing goods and services to our customers or represent sales-based royalties.
Deferred and Unbilled Revenue
The following is a summary of our unbilled and deferred revenue and related activity:

In millions	June 30, 2024	December 31, 2023
Unbilled revenue	$328	$303
Deferred revenue	2,357	2,186

We recognized revenue of $250 million and $498 million for the three and six months ended June 30, 2024, compared with $178 million and $384 million for the comparable periods in 2023, that was included in the deferred revenue balance at the beginning of each year. We did not record any impairment losses on our unbilled revenues during the three and six months ended June 30, 2024 or 2023.
Disaggregation of Revenue
Consolidated Revenue
The table below presents our consolidated net sales by geographic area based on the location of the customer:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2024	2023	2024	2023
United States	$5,119	$4,937	$9,904	$9,739
China	747	762	1,470	1,552
India	425	413	869	824
Other international	2,505	2,526	4,956	4,976
Total net sales	$8,796	$8,638	$17,199	$17,091
Segment Revenue
Beginning in the second quarter of 2024, we realigned certain businesses within our Components segment to be consistent with how our segment manager now monitors performance. We reorganized the businesses to combine the engine components and software and electronics businesses into the newly formed components and software business. In addition, we rebranded our axles and brakes business as drivetrain and braking systems. We began reporting results for these changes within our Components segment effective April 1, 2024, and reflected these changes in the historical periods presented. The change had no impact on our consolidated results.

Components segment external sales by business were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2024	2023	2024		2023
Drivetrain and braking systems	$1,255	$1,249	$2,487		$2,521
Emission solutions	822	842	1,678		1,781
Components and software	279	312	579		624
Automated transmissions	162	180	327		358
Atmus	—	341	289	(1)	683
Total sales	$2,518	$2,924	$5,360		$5,967

(1) Included sales through the March 18, 2024, divestiture. See NOTE 14, "ATMUS INITIAL PUBLIC OFFERING (IPO) AND DIVESTITURE," for additional information.
Engine segment external sales by market were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2024	2023	2024	2023
Heavy-duty truck	$968	$856	$1,779	$1,716
Medium-duty truck and bus	792	687	1,530	1,304
Light-duty automotive	454	444	892	885
Total on-highway	2,214	1,987	4,201	3,905
Off-highway	254	276	507	610
Total sales	$2,468	$2,263	$4,708	$4,515

Distribution segment external sales by region were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2024	2023	2024	2023
North America	$1,899	$1,783	$3,621	$3,476
Asia Pacific	310	265	595	504
Europe	283	213	523	407
China	128	112	228	213
India	77	63	146	120
Latin America	64	60	123	113
Africa and Middle East	60	80	114	142
Total sales	$2,821	$2,576	$5,350	$4,975
Distribution segment external sales by product line were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2024	2023	2024	2023
Parts	$988	$1,011	$1,985	$2,063
Power generation	950	609	1,655	1,100
Service	447	429	852	829
Engines	436	527	858	983
Total sales	$2,821	$2,576	$5,350	$4,975

Power Systems segment external sales by product line were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2024	2023	2024	2023
Power generation	$490	$447	$850	$827
Industrial	278	218	516	407
Generator technologies	120	129	230	239
Total sales	$888	$794	$1,596	$1,473

NOTE 3. PENSIONS AND OTHER POSTRETIREMENT BENEFITS
We sponsor funded and unfunded domestic and foreign defined benefit pension and other postretirement benefit (OPEB) plans. Contributions to these plans were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2024	2023	2024	2023
Defined benefit pension contributions	$8	$6	$47	$94
OPEB payments, net	3	5	12	9
Defined contribution pension plans	26	30	74	73

We anticipate making additional defined benefit pension contributions during the remainder of 2024 of $22 million for our U.S. and U.K. qualified and non-qualified pension plans. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2024 annual net periodic pension cost to approximate $34 million.
The components of net periodic pension and OPEB expense (income) under our plans were as follows:

	Pension
	U.S. Plans		U.K. Plans		OPEB
	Three months ended June 30,
In millions	2024	2023	2024	2023	2024	2023
Service cost	$36	$29	$5	$4	$—	$—
Interest cost	41	42	17	18	1	2
Expected return on plan assets	(73)	(69)	(25)	(27)	—	—
Amortization of prior service cost	1	1	—	—	—	—
Recognized net actuarial loss	4	2	3	—	—	—
Net periodic benefit expense (income)	$9	$5	$—	$(5)	$1	$2

	Pension
	U.S. Plans		U.K. Plans		OPEB
	Six months ended June 30,
In millions	2024	2023	2024	2023	2024	2023
Service cost	$71	$58	$9	$8	$—	$—
Interest cost	83	84	35	35	3	4
Expected return on plan assets	(145)	(138)	(50)	(52)	—	—
Amortization of prior service cost	1	1	—	—	—	—
Recognized net actuarial loss (gain)	7	4	6	—	(1)	(1)
Net periodic benefit expense (income)	$17	$9	$—	$(9)	$2	$3

NOTE 4. EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES
Equity, royalty and interest income from investees included in our Condensed Consolidated Statements of Net Income for the reporting periods was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2024	2023	2024	2023
Manufacturing entities
Chongqing Cummins Engine Company, Ltd.	$21	$13	$36	$22
Dongfeng Cummins Engine Company, Ltd.	15	18	37	37
Beijing Foton Cummins Engine Co., Ltd.	10	9	23	25
Tata Cummins, Ltd.	7	7	16	15
All other manufacturers	11	32	34	51
Distribution entities
Komatsu Cummins Chile, Ltda.	14	13	27	27
All other distributors	2	4	7	7
Cummins share of net income	80	96	180	184
Royalty and interest income	23	37	46	68
Equity, royalty and interest income from investees	$103	$133	$226	$252
In September 2023, our Accelera business signed an agreement to form a joint venture, Amplify Cell Technologies LLC, with Daimler Trucks and Buses US Holding LLC (Daimler Truck), PACCAR Inc. (PACCAR) and EVE Energy to accelerate and localize battery cell production and the battery supply chain in the U.S., including building a 21-gigawatt hour battery production facility in Marshall County, Mississippi. The joint venture will manufacture battery cells for electric commercial vehicles and industrial applications. The joint venture meets the definition of a variable interest entity since the equity-at-risk is not currently sufficient to support the future operations of the joint venture. Accelera, Daimler Truck and PACCAR will each own 30 percent of the joint venture and have two board positions, while EVE Energy will own 10 percent and have one board position. All significant decisions require majority or super-majority approval of the board. As a result, we are not the primary beneficiary of the joint venture, and the joint venture will not be consolidated. We will account for the joint venture using the equity method. Our maximum required contribution (the majority of which is expected to be contributed by 2028) to the joint venture is $830 million, which could be reduced by future government incentives received by the joint venture. As of June 30, 2024, we had contributed approximately $50 million. In addition, we are required to purchase 33 percent of the joint venture's output in the future or be subject to certain penalties. The joint venture received all government approvals and began operations in May 2024, but is not expected to begin production until 2027.
NOTE 5. INCOME TAXES
Our effective tax rates for the three and six months ended June 30, 2024, were 23.0 percent and 13.1 percent, respectively. Our effective tax rates for the three and six months ended June 30, 2023, were 22.3 percent and 22.0 percent, respectively.
The three months ended June 30, 2024, contained favorable discrete tax items of $9 million primarily due to share-based compensation tax benefits.
The six months ended June 30, 2024, contained favorable discrete tax items primarily due to the $1.3 billion non-taxable gain on the Atmus split-off. Other discrete tax items were $30 million favorable primarily due to adjustments related to audit settlements and share-based compensation benefits.
The three months ended June 30, 2023, contained net unfavorable discrete tax items of $3 million.
The six months ended June 30, 2023, contained net discrete tax items of zero, as the result of offsetting amounts for the first two quarters, primarily due to share-based compensation tax benefits and other discrete items.

NOTE 6. MARKETABLE SECURITIES
A summary of marketable securities, all of which were classified as current, was as follows:

	June 30, 2024			December 31, 2023
In millions	Cost	Gross unrealized gains/(losses) (1)	Estimated fair value	Cost	Gross unrealized gains/(losses) (1)	Estimated fair value
Equity securities
Level 1
Publicly-traded shares	$7	$(3)	$4	$—	$—	$—
Level 2
Debt mutual funds	295	—	295	272	—	272
Certificates of deposit	257	—	257	246	—	246
Equity mutual funds	17	7	24	22	6	28
Debt securities	13	—	13	16	—	16
Marketable securities	$589	$4	$593	$556	$6	$562

(1) Unrealized gains and losses for debt securities are recorded in other comprehensive income while unrealized gains and losses for equity securities are recorded in our Condensed Consolidated Statements of Net Income.

The fair value of Level 1 securities is derived from the market price at the end of the period. The fair value of Level 2 securities is estimated using actively quoted prices for similar instruments from brokers and observable inputs where available, including market transactions and third-party pricing services, or net asset values provided to investors. We do not currently have any Level 3 securities, and there were no transfers between levels during the six months ended June 30, 2024, or the year ended December 31, 2023. All debt securities are classified as available-for-sale.

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
The proceeds from sales and maturities of marketable securities were as follows:

	Six months ended
	June 30,
In millions	2024	2023
Proceeds from sales of marketable securities	$644	$509
Proceeds from maturities of marketable securities	41	111
Investments in marketable securities - liquidations	$685	$620

NOTE 7. INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Inventories included the following:

In millions	June 30, 2024	December 31, 2023
Finished products	$2,979	$2,770
Work-in-process and raw materials	3,101	3,156
Inventories at FIFO cost	6,080	5,926
Excess of FIFO over LIFO	(223)	(249)
Inventories	$5,857	$5,677

NOTE 8. SUPPLEMENTAL BALANCE SHEET DATA
Other assets included the following:

In millions	June 30, 2024	December 31, 2023
Deferred income taxes	$1,009	$1,082
Operating lease assets	454	501
Corporate owned life insurance	419	417
Other	507	543
Other assets	$2,389	$2,543

Other accrued expenses included the following:

In millions	June 30, 2024	December 31, 2023
Marketing accruals	$364	$399
Income taxes payable	273	242
Other taxes payable	236	296
Current portion of operating lease liabilities	131	138
Settlement Agreements (1)	20	1,938
Other	866	741
Other accrued expenses	$1,890	$3,754

(1) See NOTE 11, "COMMITMENTS AND CONTINGENCIES," for additional information.
Other liabilities included the following:

In millions	June 30, 2024	December 31, 2023
Accrued product warranty (1)	$857	$777
Pensions	492	530
Deferred income taxes	351	530
Operating lease liabilities	333	374
Accrued compensation	188	213
Other postretirement benefits	122	131
Mark-to-market valuation on interest rate derivatives	120	117
Long-term income taxes	8	111
Other	657	647
Other liabilities	$3,128	$3,430

(1) See NOTE 10, "PRODUCT WARRANTY LIABILITY," for additional information.

NOTE 9. DEBT
Loans Payable and Commercial Paper
Loans payable, commercial paper and the related weighted-average interest rates were as follows:

In millions	June 30, 2024	December 31, 2023
Loans payable (1)	$329	$280
Commercial paper (2)	1,581	1,496

(1) Loans payable consist primarily of notes payable to various domestic and international financial institutions. It is not practicable to aggregate these notes and calculate a quarterly weighted-average interest rate.

(2) The weighted-average interest rate, inclusive of all brokerage fees, was 5.35 percent and 5.43 percent at June 30, 2024, and December 31, 2023, respectively.

We can issue up to $4.0 billion of unsecured, short-term promissory notes (commercial paper) pursuant to the Board of Directors authorized commercial paper programs. These programs facilitate the private placement of unsecured short-term debt through third-party brokers. We intend to use the net proceeds from the commercial paper borrowings for general corporate purposes.
Revolving Credit Facilities
On June 3, 2024, we entered into an amended and restated five-year credit agreement that allows us to borrow up to $2.0 billion of unsecured funds at any time prior to June 3, 2029. The credit agreement amended and restated the prior $2.0 billion five-year credit agreement that would have matured on August 18, 2026.
On June 3, 2024, we entered into an amended and restated 364-day credit agreement that allows us to borrow up to $2.0 billion of unsecured funds at any time prior to June 2, 2025. This credit agreement amended and restated the prior $2.0 billion 364-day credit facility that matured on June 3, 2024.
Our committed credit facilities provide access up to $4.0 billion, including our $2.0 billion 364-day facility that expires June 2, 2025, and our $2.0 billion five-year facility that expires on June 3, 2029. We intend to maintain credit facilities at the current or higher aggregate amounts by renewing or replacing these facilities at or before expiration. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. There were no outstanding borrowings under these facilities at June 30, 2024, and December 31, 2023. At June 30, 2024, the $1.6 billion of outstanding commercial paper effectively reduced the $4.0 billion of revolving credit capacity to $2.4 billion.
At June 30, 2024, we also had an additional $385 million available for borrowings under our international and other domestic credit facilities.

Long-term Debt
A summary of long-term debt was as follows:

In millions	Interest Rate	June 30, 2024	December 31, 2023
Long-term debt
Hydrogenics promissory notes, due 2024 and 2025	—%	$160	$160
Term loan, due 2025 (1) (2)	Variable	100	1,150
Senior notes, due 2025 (3)	0.75%	500	500
Atmus term loan, due 2027 (4)	Variable	—	600
Debentures, due 2027	6.75%	58	58
Debentures, due 2028	7.125%	250	250
Senior notes, due 2029	4.90%	500	—
Senior notes, due 2030 (3)	1.50%	850	850
Senior notes, due 2034	5.15%	750	—
Senior notes, due 2043	4.875%	500	500
Senior notes, due 2050	2.60%	650	650
Senior notes, due 2054	5.45%	1,000	—
Debentures, due 2098 (5)	5.65%	165	165
Other debt		186	94
Unamortized discount and deferred issuance costs		(95)	(72)
Fair value adjustments due to hedge on indebtedness		(104)	(96)
Finance leases		123	111
Total long-term debt		5,593	4,920
Less: Current maturities of long-term debt		167	118
Long-term debt		$5,426	$4,802

(1) During the first six months of 2024, we repaid $1.1 billion of the outstanding balance of the term loan.
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

(4) See NOTE 14, "ATMUS INITIAL PUBLIC OFFERING (IPO) AND DIVESTITURE," for additional information.
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
Principal payments required on long-term debt during the next five years are as follows:

In millions	2024	2025	2026	2027	2028
Principal payments	$86	$755	$61	$97	$288

Fair Value of Debt
Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair values and carrying values of total debt, including current maturities, were as follows:

In millions	June 30, 2024	December 31, 2023
Fair value of total debt (1)	$7,070	$6,375
Carrying value of total debt	7,503	6,696

(1) The fair value of debt is derived from Level 2 input measures.
NOTE 10. PRODUCT WARRANTY LIABILITY
A tabular reconciliation of the product warranty liability, including the deferred revenue related to our extended warranty coverage and accrued product campaigns, was as follows:

	Six months ended
	June 30,
In millions	2024	2023
Balance at beginning of year	$2,497	$2,477
Provision for base warranties issued	331	301
Deferred revenue on extended warranty contracts sold	180	166
Provision for product campaigns issued	23	12
Payments made during period	(360)	(283)
Amortization of deferred revenue on extended warranty contracts	(148)	(152)
Changes in estimates for pre-existing product warranties and campaigns	98	22
Foreign currency translation adjustments and other	(18)	2
Balance at end of period	$2,603	$2,545

We recognized supplier recoveries of $12 million and $34 million for the three and six months ended June 30, 2024, compared with $2 million and $12 million for the comparable periods in 2023.
Warranty related deferred revenues and warranty liabilities on our Condensed Consolidated Balance Sheets were as follows:

In millions	June 30, 2024	December 31, 2023	Balance Sheet Location
Deferred revenue related to extended coverage programs
Current portion	$277	$279	Current portion of deferred revenue
Long-term portion	809	774	Deferred revenue
Total	$1,086	$1,053

Product warranty
Current portion	$660	$667	Current portion of accrued product warranty
Long-term portion	857	777	Other liabilities
Total	$1,517	$1,444

Total warranty accrual	$2,603	$2,497

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
In December 2023, we announced that we reached an agreement in principle with the EPA, CARB, the Environmental and Natural Resources Division of the U.S. Department of Justice and the California Attorney General’s Office to resolve certain regulatory civil claims regarding our emissions certification and compliance process for certain engines primarily used in pick-up truck applications in the U.S., which became final and effective in April 2024 (collectively, the Settlement Agreements). As part of the Settlement Agreements, among other things, we agreed to pay civil penalties, complete recall requirements, undertake mitigation projects, provide extended warranties, undertake certain testing, take certain corporate compliance measures and make other payments. Failure to comply with the Settlement Agreements will subject us to stipulated penalties. We recorded a charge of $2.0 billion in the fourth quarter of 2023 to resolve the matters addressed by the Settlement Agreements involving approximately one million of our pick-up truck applications in the U.S. This charge was in addition to the previously announced charges of $59 million for the recalls of model years 2013 through 2018 RAM 2500 and 3500 trucks and model years 2016 through 2019 Titan trucks. We made $1.9 billion of payments required by the Settlement Agreements in the second quarter of 2024.
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
Guarantees and Commitments
Periodically, we enter into guarantee arrangements, including guarantees of non-U.S. distributor financings, residual value guarantees on equipment under operating leases and other miscellaneous guarantees of joint ventures or third-party obligations. At June 30, 2024, the maximum potential loss related to these guarantees was $49 million.
We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. At June 30, 2024, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $584 million. These arrangements enable us to secure supplies of critical components and IT services. We do not currently anticipate paying any penalties under these contracts.
We enter into physical forward contracts with suppliers of platinum, palladium and iridium to purchase certain volumes of the commodities at contractually stated prices for various periods, which generally fall within two years. At June 30, 2024, the total commitments under these contracts were $67 million. These arrangements enable us to guarantee the prices of these commodities, which otherwise are subject to market volatility.

We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance. These performance bonds and other performance-related guarantees were $220 million at June 30, 2024.
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

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE LOSS
Following are the changes in accumulated other comprehensive income (loss) by component for the three months ended:

In millions	Change in pension and OPEB plans	Foreign currency translation adjustment	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at March 31, 2024	$(861)	$(1,514)	$111	$(2,264)
Other comprehensive income (loss) before reclassifications
Before-tax amount	6	(82)	4	(72)	$(2)	$(74)
Tax benefit (expense)	—	1	(1)	—	—	—
After-tax amount	6	(81)	3	(72)	(2)	(74)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	7	—	(6)	1	—	1
Net current period other comprehensive income (loss)	13	(81)	(3)	(71)	$(2)	$(73)
Balance at June 30, 2024	$(848)	$(1,595)	$108	$(2,335)

Balance at March 31, 2023	$(436)	$(1,473)	$86	$(1,823)
Other comprehensive income (loss) before reclassifications
Before-tax amount	—	(111)	18	(93)	$(2)	$(95)
Tax benefit (expense)	—	3	(2)	1	—	1
After-tax amount	—	(108)	16	(92)	(2)	(94)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	2	—	(4)	(2)	—	(2)
Net current period other comprehensive income (loss)	2	(108)	12	(94)	$(2)	$(96)
Balance at June 30, 2023	$(434)	$(1,581)	$98	$(1,917)

(1) Amounts are net of tax. Reclassifications out of accumulated other comprehensive income (loss) and the related tax effects are immaterial for separate disclosure.

Following are the changes in accumulated other comprehensive income (loss) by component for the six months ended:

In millions	Change in pension and OPEB plans	Foreign currency translation adjustment		Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at December 31, 2023	$(848)	$(1,457)		$99	$(2,206)
Other comprehensive income (loss) before reclassifications
Before-tax amount	(15)	(198)		26	(187)	$(5)	$(192)
Tax benefit (expense)	3	(1)		(6)	(4)	—	(4)
After-tax amount	(12)	(199)		20	(191)	(5)	(196)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	12	61	(2)	(11)	62	—	62
Net current period other comprehensive (loss) income	—	(138)		9	(129)	$(5)	$(134)
Balance at June 30, 2024	$(848)	$(1,595)		$108	$(2,335)

Balance at December 31, 2022	$(427)	$(1,552)		$89	$(1,890)
Other comprehensive income (loss) before reclassifications
Before-tax amount	(13)	(36)		15	(34)	$1	$(33)
Tax benefit (expense)	2	7		(1)	8	—	8
After-tax amount	(11)	(29)		14	(26)	1	(25)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	4	—		(5)	(1)	—	(1)
Net current period other comprehensive (loss) income	(7)	(29)		9	(27)	$1	$(26)
Balance at June 30, 2023	$(434)	$(1,581)		$98	$(1,917)

(1) Amounts are net of tax. Reclassifications out of accumulated other comprehensive income (loss) and the related tax effects are immaterial for separate disclosure.
(2) Primarily related to the divestiture of Atmus. See NOTE 14, "ATMUS INITIAL PUBLIC OFFERING (IPO) AND DIVESTITURE," for additional information.

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
Foreign Currency Exchange Rate Risk
We had foreign currency forward contracts with notional amounts of $4.4 billion at June 30, 2024, with the following currencies comprising 84 percent of outstanding foreign currency forward contracts: British pound, Chinese renminbi, Australian dollar, Canadian dollar and Euro. We had foreign currency forward contracts with notional amounts of $4.5 billion at December 31, 2023, with the following currencies comprising 85 percent of outstanding foreign currency forward contracts: British pound, Chinese renminbi, Canadian dollar, Australian dollar and Swedish krona.
We are further exposed to foreign currency exchange risk as many of our subsidiaries are subject to fluctuations as the functional currencies of the underlying entities are not our U.S. dollar reporting currency. To help reduce volatility in the equity value of our subsidiaries, we enter into foreign exchange forwards designated as net investment hedges for certain of our investments. Under the current terms of our foreign exchange forwards, we agreed with third parties to sell British pounds and Chinese renminbi in exchange for U.S. dollar currency at a specified rate at the maturity of the contract. The notional amount of these hedges at June 30, 2024, was $890 million.
The following table summarizes the net investment hedge activity in accumulated other comprehensive loss (AOCL):

	Three months ended				Six months ended
	June 30,				June 30,
In millions	2024		2023		2024		2023
Type of Derivative	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Earnings	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Earnings	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Earnings	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Earnings
Foreign exchange forwards	$(3)	$—	$(13)	$—	$3	$—	$(28)	$—

Interest Rate Risk
In September 2023, we entered into a series of interest rate swaps with a total notional value of $500 million in order to trade a portion of the floating rate into a fixed rate on our term loan, due in 2025. The maturity date of the interest rate swaps is August 1, 2025. The weighted-average interest rate of the interest rate swaps was 5.72 percent. We designated the swaps as cash flow hedges. The gains and losses on these derivative instruments are initially recorded in other comprehensive income and reclassified into earnings as interest expense in the Condensed Consolidated Financial Statements as each interest payment is accrued. In the second quarter of 2024, we settled a portion of these interest rate swaps with a notional amount of $400 million, and $100 million of the notional amount remained unsettled at June 30, 2024. The loss recognized on settlement was immaterial.
The following table summarizes the interest rate swap activity in AOCL:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2024		2024
Type of Swap	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Interest Expense	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Interest Expense
Interest rate swaps	$1	$1	$4	$1

In 2021, we entered into a series of interest rate swaps to effectively convert our $500 million senior notes, due in 2025, from a fixed rate of 0.75 percent to a floating rate equal to the three-month London Interbank Offered Rate (LIBOR) plus a spread (subsequently adjusted to Secured Overnight Financing Rate (SOFR) under a fallback protocol in our derivative agreements in the third quarter of 2023), and $400 million of the notional amount remained unsettled at June 30, 2024. We also entered into a series of interest rate swaps to effectively convert $765 million of our $850 million senior notes, due in 2030, from a fixed rate of 1.50 percent to a floating rate equal to the three-month LIBOR plus a spread (also similarly adjusted to SOFR). We designated the swaps as fair value hedges. The gain or loss on these derivative instruments, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current income as interest expense. The net swap settlements that accrue each period are also reported in the Condensed Consolidated Financial Statements as interest expense.
The following table summarizes the gains and losses:

	Three months ended				Six months ended
	June 30,				June 30,
In millions	2024		2023		2024		2023
Type of Swap	Gain (Loss) on Swaps	Gain (Loss) on Borrowings	Gain (Loss) on Swaps	Gain (Loss) on Borrowings	Gain (Loss) on Swaps	Gain (Loss) on Borrowings	Gain (Loss) on Swaps	Gain (Loss) on Borrowings
Interest rate swaps (1)	$3	$(6)	$(20)	$16	$(7)	$8	$7	$(6)

(1) The difference between the gain (loss) on swaps and borrowings represents hedge ineffectiveness.
Derivatives Not Designated as Hedging Instruments
The following table summarizes the effect on our Condensed Consolidated Statements of Net Income for derivative instruments not designated as hedging instruments:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2024	2023	2024	2023
Gain (loss) recognized in income - Cost of sales (1)	$1	$(1)	$1	$(3)
Loss recognized in income - Other income (expense), net (1)	(4)	(44)	(44)	(17)

(1) Includes foreign currency forward contracts.

Fair Value Amount and Location of Derivative Instruments
The following table summarizes the location and fair value of derivative instruments on our Condensed Consolidated Balance Sheets:

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
In millions	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Notional amount	$3,147	$2,997	$3,466	$3,610

Derivative assets
Prepaid expenses and other current assets (1)	$19	$14	$9	$16

Derivative liabilities
Other accrued expenses	$6	$43	$18	$14
Other liabilities	120	117	—	—
Total derivative liabilities (1)	$126	$160	$18	$14

(1) Estimates of the fair value of all derivative assets and liabilities above are derived from Level 2 inputs, which are estimated using actively quoted prices for similar instruments from brokers and observable inputs where available, including market transactions and third-party pricing services, or net asset values provided to investors. We do not currently have any Level 3 input measures and there were no transfers into or out of Level 2 or 3 during the six months ended June 30, 2024, or the year ended December 31, 2023.

We elected to present our derivative contracts on a gross basis in our Condensed Consolidated Balance Sheets. Had we chosen to present on a net basis, we would have derivatives in a net asset position of $17 million and $4 million and derivatives in a net liability position of $133 million and $148 million at June 30, 2024, and December 31, 2023, respectively.
NOTE 14. ATMUS INITIAL PUBLIC OFFERING (IPO) AND DIVESTITURE
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
In connection with the completion of the IPO, through a series of asset and equity contributions, we transferred the filtration business to Atmus. In exchange, Atmus transferred consideration of $650 million to Cummins, which consisted primarily of the net proceeds from a term loan facility and revolver executed by Atmus during May 2023. The commercial paper issued and retired through the IPO proceeds, coupled with the $650 million received, was used for the retirement of our historical debt and payment of dividends. The difference between the commercial paper retired from the IPO, other IPO related fees and the net book value of our divested interest was $285 million and recorded as an offset to additional paid-in capital. Of our consolidated cash and cash equivalents at December 31, 2023, $166 million was retained by Atmus for its working capital purposes.
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
We evaluated the full divestiture of Atmus and determined the transaction did not qualify for discontinued operation presentation. We recognized a gain related to the divestiture of approximately $1.3 billion (based on the difference between the fair value of the Cummins shares obtained less the carrying value of our Atmus investment), which was recorded as other income in the Condensed Consolidated Statements of Net Income for the six months ended June 30, 2024. Approximately $114 million of goodwill was included in the carrying value of the Atmus investment for purposes of calculating the gain. The operating results of Atmus were reported in the Condensed Consolidated Financial Statements through March 18, 2024, the date of divestiture.
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

NOTE 15. ACQUISITIONS
Acquisitions for the six months ended June 30, 2024 and 2023, were as follows:

Entity Acquired (Dollars in millions)	Date of Acquisition	Additional Percent Interest Acquired	Payments to Former Owners	Acquisition Related Debt Retirements	Total Purchase Consideration		Type of Acquisition(1)	Goodwill Acquired	Intangibles Recognized(2)
2024
Engendren Corporation	02/16/24	100%	$65	$—	$65		COMB	$33	$8
2023 (3)
Hydrogenics Corporation	06/29/23	19%	$287	$48	$335	(4)	EQUITY	$—	$—
Teksid Hierro de Mexico, S.A. de C.V.	04/03/23	100%	143	—	143		COMB	18	—

(1) All results from acquired entities were included in segment results subsequent to the acquisition date. Previously consolidated entities were accounted for as equity transactions (EQUITY). Newly consolidated entities were accounted for as business combinations (COMB).

(2) Intangible assets acquired in the business combination were mostly customer and trade name related.
(3) See NOTE 24, "ACQUISITIONS," of the Notes to the Consolidated Financial Statements of our 2023 Form 10-K for additional information on prior year acquisitions.
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
The accounting policies of our operating segments are the same as those applied in our Condensed Consolidated Financial Statements. We prepared the financial results of our operating segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. We allocate certain common costs and expenses, primarily corporate functions, among segments differently than we would for stand-alone financial information prepared in accordance with GAAP. These include certain costs and expenses of shared services, such as information technology, human resources, legal, finance and supply chain management. We do not allocate gains or losses of corporate owned life insurance and the gain and certain costs related to the divestiture of Atmus. See NOTE 14, "ATMUS INITIAL PUBLIC OFFERING (IPO) AND DIVESTITURE," for additional information. EBITDA may not be consistent with measures used by other companies.

Summarized financial information regarding our reportable operating segments for the three and six months ended June 30, 2024 and 2023 is shown in the table below:

In millions	Components		Engine	Distribution	Power Systems	Accelera	Total Segments
Three months ended June 30, 2024
External sales	$2,518		$2,468	$2,821	$888	$101	$8,796
Intersegment sales	464		683	8	701	10	1,866
Total sales	2,982		3,151	2,829	1,589	111	10,662
Research, development and engineering expenses	81		167	14	63	54	379
Equity, royalty and interest income (loss) from investees	13		48	24	26	(8)	103
Interest income	9		7	11	3	—	30
Segment EBITDA	406		445	314	301	(117)	1,349
Depreciation and amortization (1)	121		61	30	32	15	259

Three months ended June 30, 2023
External sales	$2,924		$2,263	$2,576	$794	$81	$8,638
Intersegment sales	501		725	19	663	4	1,912
Total sales	3,425		2,988	2,595	1,457	85	10,550
Research, development and engineering expenses	103		148	15	66	52	384
Equity, royalty and interest income (loss) from investees	24		71	24	18	(4)	133
Interest income	7		7	8	2	1	25
Segment EBITDA	486	(2)	425	299	201	(114)	1,297
Depreciation and amortization (1)	125		56	28	32	15	256

Six months ended June 30, 2024
External sales	$5,360		$4,708	$5,350	$1,596	$185	$17,199
Intersegment sales	954		1,371	14	1,382	19	3,740
Total sales	6,314		6,079	5,364	2,978	204	20,939
Research, development and engineering expenses	165		321	28	123	109	746
Equity, royalty and interest income (loss) from investees	39		105	48	45	(11)	226
Interest income	17		14	22	6	—	59
Segment EBITDA	879	(2)	859	608	538	(218)	2,666
Depreciation and amortization (1)	246		119	61	66	29	521

Six months ended June 30, 2023
External sales	$5,967		$4,515	$4,975	$1,473	$161	$17,091
Intersegment sales	1,015		1,459	26	1,327	9	3,836
Total sales	6,982		5,974	5,001	2,800	170	20,927
Research, development and engineering expenses	194		282	29	129	100	734
Equity, royalty and interest income (loss) from investees	45		136	48	31	(8)	252
Interest income	13		10	15	4	1	43
Segment EBITDA	993	(2)	882	634	420	(208)	2,721
Depreciation and amortization (1)	248		107	56	61	29	501

(1) Depreciation and amortization, as shown on a segment basis, excludes the amortization of debt discount and deferred costs included in the Condensed Consolidated Statements of Net Income as interest expense. The amortization of debt discount and deferred costs was $7 million and $2 million for the six months ended June 30, 2024 and June 30, 2023, respectively. A portion of depreciation expense is included in research, development and engineering expenses.

(2) Included $21 million of costs associated with the divestiture of Atmus for the six months ended June 30, 2024. Included $18 million and $30 million of costs associated with the divestiture of Atmus for the three and six months ended June 30, 2023. See NOTE 14, "ATMUS INITIAL PUBLIC OFFERING (IPO) AND DIVESTITURE," for additional information.

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Net Income is shown in the table below:

	Three months ended			Six months ended
	June 30,			June 30,
In millions	2024	2023		2024		2023
TOTAL SEGMENT EBITDA	$1,349	$1,297		$2,666		$2,721
Intersegment eliminations and other (1)	(4)	7	(2)	1,251	(3)	(56)	(2)
Less:
Interest expense	109	99		198		186
Depreciation and amortization	259	256		521		501
INCOME BEFORE INCOME TAXES	$977	$949		$3,198		$1,978

(1) Included intersegment sales, intersegment profit in inventory and unallocated corporate expenses.
(2) Included $5 million and $11 million of costs associated with the divestiture of Atmus for the three and six months ended June 30, 2023.
(3) Included $1.3 billion of gain related the divestiture of Atmus and $14 million of costs associated with the divestiture of Atmus (included in corporate expenses) for the six months ended June 30, 2024. See NOTE 14, "ATMUS DIVESTITURE," for additional information.

NOTE 17. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements in Income Tax Disclosures," to enhance the transparency and decision usefulness of income tax disclosures. This amendment requires public companies to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Additionally, under the amendment, entities are required to disclose the amount of income taxes paid disaggregated by federal, state and foreign taxes, as well as disaggregated by material individual jurisdictions. Finally, the amendment requires entities to disclose income from continuing operations before income tax expense disaggregated between domestic and foreign and income tax expense from continuing operations disaggregated by federal, state and foreign. The new rules are effective for annual periods beginning after December 15, 2024. We will adopt this standard on a prospective basis as allowed by the standard beginning with our 2025 Form 10-K. The adoption of this standard is not expected to have a material impact on our Condensed Consolidated Financial Statements.

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
Divestiture of Atmus
On March 18, 2024, we completed the divestiture of our remaining 80.5 percent ownership of Atmus Filtration Technologies Inc. (Atmus) common stock through a tax-free split-off. The exchange resulted in a reduction of shares of our common stock outstanding by 5.6 million shares. See NOTE 14, "ATMUS INITIAL PUBLIC OFFERING (IPO) AND DIVESTITURE," to the Condensed Consolidated Financial Statements for additional information.
Settlement Agreements

In December 2023, we announced that we reached an agreement in principle with the U.S. Environmental Protection Agency (EPA), the California Air Resources Board (CARB), the Environmental and Natural Resources Division of the U.S. Department of Justice and the California Attorney General’s Office to resolve certain regulatory civil claims regarding our emissions certification and compliance process for certain engines primarily used in pick-up truck applications in the U.S., which became final and effective in April 2024 (collectively, the Settlement Agreements). In the second quarter of 2024, we made $1.9 billion of payments required by the Settlement Agreements. See NOTE 11, “COMMITMENTS AND CONTINGENCIES,” to our Condensed Consolidated Financial Statements for additional information.
2024 Second Quarter and Year-to-Date Results
A summary of our results is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions, except per share amounts	2024	2023	2024	2023
Net sales	$8,796	$8,638	$17,199	$17,091
Net income attributable to Cummins Inc.	726	720	2,719	1,510
Earnings per common share attributable to Cummins Inc.
Basic	$5.30	$5.08	$19.53	$10.66
Diluted	5.26	5.05	19.42	10.60

The table below presents our consolidated net sales by geographic area based on the location of the customer:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
In millions	2024	2023	Amount	Percent	2024	2023	Amount	Percent
United States and Canada	$5,501	$5,274	$227	4%	$10,612	$10,402	$210	2%
International	3,295	3,364	(69)	(2)%	6,587	6,689	(102)	(2)%
Total net sales	$8,796	$8,638	$158	2%	$17,199	$17,091	$108	1%
Worldwide revenues increased by 2 percent in the three months ended June 30, 2024, compared to the same period in 2023, due to increased power generation demand and higher demand in North American on-highway truck markets, partially offset by decreased sales due to the divestiture of Atmus. Net sales in the U.S. and Canada improved 4 percent primarily due to higher demand in on-highway truck markets and power generation markets, partially offset by lower sales due to the divestiture of Atmus. International demand (excludes the U.S. and Canada) declined 2 percent primarily due to lower sales in Europe and China, partially offset with higher sales in Asia Pacific and Latin America. The slight decrease in international sales was primarily due to decreased sales resulting from the divestiture of Atmus, mostly offset with higher demand across most Distribution product lines and increased demand for power generation products (especially in China). Unfavorable foreign currency fluctuations impacted international sales by 2 percent (primarily the Chinese renminbi and South African rand).
Worldwide revenues increased by 1 percent in the six months ended June 30, 2024, compared to the same period in 2023, due to increased power generation demand and higher demand in North American on-highway truck markets, partially offset by decreased sales due to the divestiture of Atmus as well as weaker demand in global construction markets. Net sales in the U.S. and Canada improved 2 percent primarily due to higher demand in on-highway truck markets and power generation markets, partially offset by lower sales due to the divestiture of Atmus. International demand (excludes the U.S. and Canada) declined 2 percent primarily due to lower sales in Europe and China, partially offset with higher sales Latin America. The decrease in international sales was primarily due to decreased sales due to the divestiture of Atmus and lower demand in construction markets (especially in China and Western

Europe), largely offset by higher demand across most Distribution product lines and increased demand in power generation markets (mainly China and Asia Pacific). Unfavorable foreign currency fluctuations impacted international sales by 1 percent (primarily the Chinese renminbi).
The following tables contain sales and EBITDA (defined as earnings or losses before interest expense, income taxes, depreciation and amortization and noncontrolling interests) by operating segment for the three and six months ended June 30, 2024 and 2023. See NOTE 16, "OPERATING SEGMENTS," to the Condensed Consolidated Financial Statements for additional information and a reconciliation of our segment information to the corresponding amounts in our Condensed Consolidated Statements of Net Income.

	Three months ended June 30,
Operating Segments	2024			2023				Percent change
		Percent			Percent			2024 vs. 2023
In millions	Sales	of Total	EBITDA	Sales	of Total	EBITDA		Sales	EBITDA
Components	$2,982	34%	$406	$3,425	40%	$486		(13)%	(16)%
Engine	3,151	36%	445	2,988	34%	425		5%	5%
Distribution	2,829	32%	314	2,595	30%	299		9%	5%
Power Systems	1,589	18%	301	1,457	17%	201		9%	50%
Accelera	111	1%	(117)	85	1%	(114)		31%	(3)%
Intersegment eliminations	(1,866)	(21)%	(4)	(1,912)	(22)%	7		(2)%	NM
Total	$8,796	100%	$1,345	$8,638	100%	$1,304	(1)	2%	3%

"NM" - not meaningful information
(1) EBITDA included $23 million of costs associated with the IPO and divestiture of Atmus for the three months ended June 30, 2023.
Net income attributable to Cummins Inc. was $726 million, or $5.26 per diluted share, on sales of $8.8 billion for the three months ended June 30, 2024, versus the comparable prior year period net income attributable to Cummins Inc. of $720 million, or $5.05 per diluted share, on sales of $8.6 billion. The increases in net income attributable to Cummins Inc. and earnings per diluted share were driven by lower expenses resulting from the divestiture of Atmus and improved gross margin, partially offset by lower equity, royalty and interest income from investees and unfavorable foreign currency fluctuations (primarily in the Chinese renminbi and Mexican peso). The increase in gross margin was primarily due to favorable pricing and higher volumes, partially offset by the divestiture of Atmus, higher compensation expenses and increased product coverage.

	Six months ended June 30,
Operating Segments	2024				2023				Percent change
		Percent				Percent			2024 vs. 2023
In millions	Sales	of Total	EBITDA		Sales	of Total	EBITDA		Sales	EBITDA
Components	$6,314	37%	$879		$6,982	41%	$993		(10)%	(11)%
Engine	6,079	36%	859		5,974	35%	882		2%	(3)%
Distribution	5,364	31%	608		5,001	29%	634		7%	(4)%
Power Systems	2,978	17%	538		2,800	16%	420		6%	28%
Accelera	204	1%	(218)		170	1%	(208)		20%	(5)%
Intersegment eliminations	(3,740)	(22)%	1,251		(3,836)	(22)%	(56)		(3)%	NM
Total	$17,199	100%	$3,917	(1)	$17,091	100%	$2,665	(2)	1%	47%

"NM" - not meaningful information
(1) EBITDA included $1.3 billion of gain recognized on the divestiture of Atmus and $35 million of costs associated with the divestiture of Atmus for the six months ended June 30, 2024.
(2) EBITDA included $41 million of costs associated with the IPO and divestiture of Atmus for the six months ended June 30, 2023.
Net income attributable to Cummins Inc. was $2.7 billion, or $19.42 per diluted share, on sales of $17.2 billion for the six months ended June 30, 2024, versus the comparable prior year period net income attributable to Cummins Inc. of $1.5 billion, or $10.60 per diluted share, on sales of $17.1 billion. The increases in net income attributable to Cummins Inc. and earnings per diluted share were driven by the gain recognized on the divestiture of Atmus, partially offset by higher compensation and consulting expenses. The increase in gross margin was primarily due to favorable pricing and lower material costs, partially offset by higher compensation expenses, the divestiture of Atmus and increased product coverage. Diluted earnings per common share for the six months ended June 30, 2024, benefited $0.45 from fewer weighted-average shares outstanding due to treasury shares reacquired in the Atmus divestiture.

2024 Highlights
We used $575 million in cash from operations for the six months ended June 30, 2024, compared to generating $978 million for the comparable period in 2023. See the section titled "Cash Flows" in the "LIQUIDITY AND CAPITAL RESOURCES" section for a discussion of items impacting cash flows.
Our debt to capital ratio (total capital defined as debt plus equity) at June 30, 2024, was 41.5 percent, compared to 40.3 percent at December 31, 2023. The increase was primarily due to higher debt balances at June 30, 2024. At June 30, 2024, we had $2.2 billion in cash and marketable securities on hand and access to our $4.0 billion credit facilities (net of $1.6 billion of commercial paper outstanding), if necessary, to meet working capital, investment, acquisition and funding needs.
In July 2024, we settled the remaining $100 million of interest rate swaps and repaid the outstanding $100 million of our related term loan due in 2025.
In July 2024, the Board authorized an increase to our quarterly dividend of approximately 8 percent from $1.68 per share to $1.82 per share.
On June 3, 2024, we entered into an amended and restated five-year credit agreement that allows us to borrow up to $2.0 billion of unsecured funds at any time prior to June 3, 2029. The credit agreement amended and restated the prior $2.0 billion five-year credit agreement that would have matured on August 18, 2026.
On June 3, 2024, we entered into an amended and restated 364-day credit agreement that allows us to borrow up to $2.0 billion of unsecured funds at any time prior to June 2, 2025. This credit agreement amended and restated the prior $2.0 billion 364-day credit facility that matured on June 3, 2024.
In May 2024, we entered into an accounts receivable factoring agreement with Wells Fargo Bank, N.A., to sell certain accounts receivable up to $500 million. See NOTE 1, "NATURE OF OPERATIONS AND BASIS OF PRESENTATION," to our Condensed Consolidated Financial Statements for additional information.
In the second quarter of 2024, we made $1.9 billion of required payments towards the Settlement Agreements. See NOTE 11, “COMMITMENTS AND CONTINGENCIES,” to our Condensed Consolidated Financial Statements for additional information.
In the second quarter of 2024, we settled $400 million of interest rate swaps and paid $400 million of our related term loan due in 2025. See NOTE 9, “DEBT,” and NOTE 13, "DERIVATIVES," to our Condensed Consolidated Financial Statements for additional information.
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
In the first six months of 2024, the investment gain on our U.S. pension trusts was 2.0 percent, while our U.K. pension trusts' loss was 4.3 percent. We anticipate making additional defined benefit pension contributions during the remainder of 2024 of $22 million for our U.S. and U.K. qualified and non-qualified pension plans. We expect our 2024 annual net periodic pension cost to approximate $34 million.
As of the date of this filing, our credit ratings and outlooks from the credit rating agencies remain unchanged.

RESULTS OF OPERATIONS

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
In millions, except per share amounts	2024	2023	Amount	Percent	2024	2023	Amount	Percent
NET SALES	$8,796	$8,638	$158	2%	$17,199	$17,091	$108	1%
Cost of sales	6,603	6,490	(113)	(2)%	12,965	12,914	(51)	—%
GROSS MARGIN	2,193	2,148	45	2%	4,234	4,177	57	1%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	828	873	45	5%	1,667	1,626	(41)	(3)%
Research, development and engineering expenses	379	384	5	1%	748	734	(14)	(2)%
Equity, royalty and interest income from investees	103	133	(30)	(23)%	226	252	(26)	(10)%
Other operating expense, net	44	27	(17)	(63)%	77	46	(31)	(67)%
OPERATING INCOME	1,045	997	48	5%	1,968	2,023	(55)	(3)%
Interest expense	109	99	(10)	(10)%	198	186	(12)	(6)%
Other income, net	41	51	(10)	(20)%	1,428	141	1,287	NM
INCOME BEFORE INCOME TAXES	977	949	28	3%	3,198	1,978	1,220	62%
Income tax expense	225	212	(13)	(6)%	418	435	17	4%
CONSOLIDATED NET INCOME	752	737	15	2%	2,780	1,543	1,237	80%
Less: Net income attributable to noncontrolling interests	26	17	(9)	(53)%	61	33	(28)	(85)%
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$726	$720	$6	1%	$2,719	$1,510	$1,209	80%
Diluted Earnings Per Common Share Attributable to Cummins Inc.	$5.26	$5.05	$0.21	4%	$19.42	$10.60	$8.82	83%

"NM" - not meaningful information

	Three months ended		Favorable/ (Unfavorable)	Six months ended		Favorable/ (Unfavorable)
	June 30,			June 30,
Percent of sales	2024	2023	Percentage Points	2024	2023	Percentage Points
Gross margin	24.9%	24.9%	—	24.6%	24.4%	0.2
Selling, general and administrative expenses	9.4%	10.1%	0.7	9.7%	9.5%	(0.2)
Research, development and engineering expenses	4.3%	4.4%	0.1	4.3%	4.3%	—

Net Sales
Net sales for the three months ended June 30, 2024, increased by $158 million versus the comparable period in 2023. The primary drivers were as follows:
•Distribution segment sales increased 9 percent principally due to higher demand in power generation markets, especially in North America and Europe.
•Engine segment sales increased 5 percent largely due to stronger demand in North American on-highway truck markets.
•Power Systems segment sales increased 9 percent primarily due to higher demand in power generation markets, especially in North America and China.
These increases were partially offset by a Components segment sales decrease of 13 percent mainly due to the divestiture of Atmus on March 18, 2024.
Net sales for the six months ended June 30, 2024, increased $108 million versus the comparable period in 2023. The primary drivers were as follows:
•Distribution segment sales increased 7 percent principally due to higher demand in power generation markets, especially in North America, Europe and Asia.
•Power Systems segment sales increased 6 percent primarily due to higher demand in power generation markets, especially in North America.

•Engine segment sales increased 2 percent largely due to stronger demand in North American medium-duty truck markets, partially offset by lower demand in global construction markets.
These increases were partially offset by a Components segment sales decrease of 10 percent mainly due to the divestiture of Atmus on March 18, 2024.
Sales to international markets (excluding the U.S. and Canada), based on location of customers, for the three and six months ended June 30, 2024, were 37 percent and 38 percent of total net sales compared with 39 percent and 39 percent of total net sales for the comparable periods in 2023. A more detailed discussion of sales by segment is presented in the “OPERATING SEGMENT RESULTS” section.
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
Gross Margin
Gross margin increased $45 million for the three months ended June 30, 2024, and remained flat as a percentage of net sales versus the comparable period in 2023. The increase in gross margin was primarily due to favorable pricing and higher volumes, partially offset by the divestiture of Atmus, higher compensation expenses and increased product coverage. Compensation and related expenses included salaries, fringe benefits and variable compensation.
Gross margin increased $57 million for the six months ended June 30, 2024, and increased 0.2 points as a percentage of sales versus the comparable period in 2023. The increase in gross margin and gross margin as a percentage of sales was primarily due to favorable pricing and lower material costs, partially offset by higher compensation expenses, the divestiture of Atmus and increased product coverage.
The provision for base warranties issued as a percent of sales for the three and six months ended June 30, 2024, was 1.9 percent and 1.9 percent, respectively, compared to 1.8 percent and 1.8 percent for the comparable periods in 2023.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $45 million for the three months ended June 30, 2024, versus the comparable period in 2023, primarily due to lower expenses resulting from the divestiture of Atmus. Overall, selling, general and administrative expenses as a percentage of net sales decreased to 9.4 percent in the three months ended June 30, 2024, from 10.1 percent in the comparable period in 2023.
Selling, general and administrative expenses increased $41 million for the six months ended June 30, 2024, versus the comparable period in 2023, primarily due to higher consulting and compensation expenses. Compensation and related expenses included salaries, fringe benefits and variable compensation. Overall, selling, general and administrative expenses as a percentage of sales increased to 9.7 percent in the six months ended June 30, 2024, from 9.5 percent in the comparable period in 2023.
Research, Development and Engineering Expenses
Research, development and engineering expenses decreased $5 million for the three months ended June 30, 2024, versus the comparable period in 2023, primarily due to lower consulting expenses. Overall, research, development and engineering expenses as a percentage of net sales decreased to 4.3 percent in the three months ended June 30, 2024, from 4.4 percent in the comparable period in 2023.
Research, development and engineering expenses increased $14 million for the six months ended June 30, 2024, versus the comparable period in 2023, primarily due to lower expense recoveries, partially offset by lower consulting expenses. Overall, research, development and engineering expenses as a percentage of net sales remained flat at 4.3 percent for both the six months ended June 30, 2024 and 2023.
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

Equity, Royalty and Interest Income from Investees
Equity, royalty and interest income from investees decreased $30 million and $26 million for the three and six months ended June 30, 2024, versus the comparable periods in 2023, primarily due to lower royalty and interest income from investees, losses at NPROXX and lower earnings from Komatsu Cummins Chile, Ltda., partially offset by higher earnings at Chongqing Cummins Engine Co., Ltd.
Other Operating Expense, Net
Other operating (expense) income, net was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2024	2023	2024	2023
Amortization of intangible assets	$(33)	$(34)	$(65)	$(66)
Other, net	(11)	7	(12)	20
Total other operating expense, net	$(44)	$(27)	$(77)	$(46)
Interest Expense
Interest expense was $109 million and $198 million for the three and six months ended June 30, 2024, versus $99 million and $186 million for the comparable periods in 2023. Interest expense increased $10 million and $12 million, respectively, primarily due to higher weighted-average interest rates, partially offset by lower weighted-average debt balances.
Other Income, Net
Other income (expense), net was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2024	2023	2024	2023
Interest income	$30	$25	$59	$43
Non-service pension and OPEB income	22	31	52	62
Gain related to divestiture of Atmus (1)	—	—	1,333	—
Gain on marketable securities, net	—	3	4	8
(Loss) gain on corporate owned life insurance	(2)	1	—	20
Foreign currency (loss) gain, net	(12)	(11)	(23)	1
Other, net	3	2	3	7
Total other income, net	$41	$51	$1,428	$141

(1) See NOTE 14, "ATMUS IPO AND DIVESTITURE," to our Condensed Consolidated Financial Statements for additional information.
Income Tax Expense
Our effective tax rate for 2024 is expected to approximate 24.0 percent, excluding any discrete items that may arise.
Our effective tax rates for the three and six months ended June 30, 2024, were 23.0 percent and 13.1 percent, respectively. Our effective tax rates for the three and six months ended June 30, 2023, were 22.3 percent and 22.0 percent, respectively.
The three months ended June 30, 2024, contained favorable discrete tax items of $9 million primarily due to share-based compensation tax benefits.
The six months ended June 30, 2024, contained favorable discrete tax items primarily due to the $1.3 billion non-taxable gain on the Atmus split-off. Other discrete tax items were $30 million favorable primarily due to adjustments related to audit settlements and share-based compensation benefits.
The three months ended June 30, 2023, contained net unfavorable discrete tax items of $3 million.
The six months ended June 30, 2023, contained net discrete tax items of zero, as the result of offsetting amounts for the first two quarters, primarily due to share-based compensation tax benefits and other discrete items.

Noncontrolling Interests
Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities. Noncontrolling interests in income of consolidated subsidiaries for the three and six months ended June 30, 2024, increased $9 million and $28 million versus the comparable periods in 2023. The increase for the three months ended June 30, 2024, was primarily due to the absence of losses at Hydrogenics Corporation resulting from the June 2023 acquisition, partially offset by lower earnings at Eaton Cummins Joint Venture. The increase for the six months ended June 30, 2024, was primarily due to the absence of losses at Hydrogenics Corporation and higher earnings at Cummins India Limited, partially offset by lower earnings at Eaton Cummins Joint Venture.
Comprehensive Income - Foreign Currency Translation Adjustment
The foreign currency translation adjustment was a net loss of $83 million and $143 million, for the three and six months ended June 30, 2024, respectively, compared to a net loss of $110 million and $28 million, for the three and six months ended June 30, 2023, respectively, driven by the following:

	Three months ended
	June 30,
	2024		2023
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly-owned subsidiaries	$(69)	Brazilian real, Chinese renminbi	$(72)	Chinese renminbi, partially offset by Brazilian real and British pound
Equity method investments	(12)	Chinese renminbi, Brazilian real	(36)	Chinese renminbi
Consolidated subsidiaries with a noncontrolling interest	(2)	Indian rupee	(2)	Chinese renminbi
Total	$(83)		$(110)

	Six months ended
	June 30,
	2024		2023
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly-owned subsidiaries	$(123)	Brazilian real, Chinese renminbi	$1	Chinese renminbi, partially offset by Brazilian real, British pound and Euro
Equity method investments	(15)	Chinese renminbi, partially offset by Indian rupee	(30)	Chinese renminbi, partially offset by Brazilian real
Consolidated subsidiaries with a noncontrolling interest	(5)	Indian rupee, Chinese renminbi	1	Indian rupee, partially offset by Chinese renminbi
Total	$(143)		$(28)

OPERATING SEGMENT RESULTS
Our reportable operating segments consist of the Components, Engine, Distribution, Power Systems and Accelera segments. This reporting structure is organized according to the products and markets each segment serves. We use segment EBITDA as the basis for the Chief Operating Decision Maker to evaluate the performance of each of our reportable operating segments. We believe EBITDA is a useful measure of our operating performance as it assists investors and debt holders in comparing our performance on a consistent basis without regard to financing methods, capital structure, income taxes or depreciation and amortization methods, which can vary significantly depending upon many factors. Segment amounts exclude certain expenses not specifically identifiable to segments. See NOTE 16, "OPERATING SEGMENTS," to the Condensed Consolidated Financial Statements for additional information and a reconciliation of our segment information to the corresponding amounts in our Condensed Consolidated Statements of Net Income.
Following is a discussion of results for each of our operating segments.
Components Segment Results
Financial data for the Components segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
In millions	2024	2023	Amount	Percent	2024	2023	Amount	Percent
External sales	$2,518	$2,924	$(406)	(14)%	$5,360	$5,967	$(607)	(10)%
Intersegment sales	464	501	(37)	(7)%	954	1,015	(61)	(6)%
Total sales	2,982	3,425	(443)	(13)%	6,314	6,982	(668)	(10)%
Research, development and engineering expenses	81	103	22	21%	165	194	29	15%
Equity, royalty and interest income from investees	13	24	(11)	(46)%	39	45	(6)	(13)%
Interest income	9	7	2	29%	17	13	4	31%
Segment EBITDA(1)	406	486	(80)	(16)%	879	993	(114)	(11)%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	13.6%	14.2%		(0.6)	13.9%	14.2%		(0.3)

(1) Included $21 million of costs associated with the divestiture of Atmus for the six months ended June 30, 2024. Included $18 million and $30 million of costs associated with the divestiture of Atmus for the three and six months ended June 30, 2023, respectively. See NOTE 14, "ATMUS IPO AND DIVESTITURE," to the Condensed Consolidated Financial Statements for additional information.

On March 18, 2024, we completed the divestiture of our remaining 80.5 percent ownership of Atmus common stock through a tax-free split-off. See NOTE 14, "ATMUS IPO AND DIVESTITURE," to the Condensed Consolidated Financial Statements for additional information.
Beginning in the second quarter of 2024, we realigned certain businesses within our Components segment to be consistent with how our segment manager now monitors performance. We reorganized the businesses to combine the engine components and software and electronics businesses into the newly formed components and software business. In addition, we rebranded our axles and brakes business as drivetrain and braking systems. We began reporting results for these changes within our Components segment effective April 1, 2024, and reflected these changes in the historical periods presented. The change had no impact on our consolidated results.
Sales for our Components segment by business were as follows:

	Three months ended		Favorable/		Six months ended			Favorable/
	June 30,		(Unfavorable)		June 30,			(Unfavorable)
In millions	2024	2023	Amount	Percent	2024		2023	Amount	Percent
Drivetrain and braking systems	$1,256	$1,249	$7	1%	$2,488		$2,521	$(33)	(1)%
Emission solutions	941	964	(23)	(2)%	1,912		2,020	(108)	(5)%
Components and software	623	616	7	1%	1,234		1,249	(15)	(1)%
Automated transmissions	162	179	(17)	(9)%	327		358	(31)	(9)%
Atmus	—	417	(417)	(100)%	353	(1)	834	(481)	(58)%
Total sales	$2,982	$3,425	$(443)	(13)%	$6,314		$6,982	$(668)	(10)%

(1) Included sales through the March 18, 2024, divestiture. See NOTE 14, "ATMUS IPO AND DIVESTITURE," to the Condensed Consolidated Financial Statements for additional information.

Sales
Components segment sales for the three months ended June 30, 2024, decreased $443 million versus the comparable period in 2023. The following were the primary drivers by business:
•Sales decreased $417 million due to the Atmus divestiture on March 18, 2024.
•Emission solutions sales decreased $23 million primarily due to weaker demand in China and North America, partially offset by higher demand in Mexico.
Components segment sales for the six months ended June 30, 2024, decreased $668 million versus the comparable period in 2023. The following were the primary drivers by business:
•Sales decreased $481 million due to the Atmus divestiture on March 18, 2024.
•Emission solutions sales decreased $108 million principally due to lower demand in China and North America, partially offset by higher demand in Mexico.
Segment EBITDA
Components segment EBITDA for the three and six months ended June 30, 2024, decreased $80 million and $114 million, respectively, versus the comparable periods in 2023, mainly due to the divestiture of Atmus.
Engine Segment Results
Financial data for the Engine segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
In millions	2024	2023	Amount	Percent	2024	2023	Amount	Percent
External sales	$2,468	$2,263	$205	9%	$4,708	$4,515	$193	4%
Intersegment sales	683	725	(42)	(6)%	1,371	1,459	(88)	(6)%
Total sales	3,151	2,988	163	5%	6,079	5,974	105	2%
Research, development and engineering expenses	167	148	(19)	(13)%	321	282	(39)	(14)%
Equity, royalty and interest income from investees	48	71	(23)	(32)%	105	136	(31)	(23)%
Interest income	7	7	—	—%	14	10	4	40%
Segment EBITDA	445	425	20	5%	859	882	(23)	(3)%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	14.1%	14.2%		(0.1)	14.1%	14.8%		(0.7)
Sales for our Engine segment by market were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
In millions	2024	2023	Amount	Percent	2024	2023	Amount	Percent
Heavy-duty truck	$1,184	$1,117	$67	6%	$2,243	$2,231	$12	1%
Medium-duty truck and bus	1,074	942	132	14%	2,069	1,845	224	12%
Light-duty automotive	461	445	16	4%	899	884	15	2%
Total on-highway	2,719	2,504	215	9%	5,211	4,960	251	5%
Off-highway	432	484	(52)	(11)%	868	1,014	(146)	(14)%
Total sales	$3,151	$2,988	$163	5%	$6,079	$5,974	$105	2%

			Percentage Points				Percentage Points
On-highway sales as percentage of total sales	86%	84%		2	86%	83%		3

Unit shipments by engine classification (including unit shipments to Power Systems and off-highway engine units included in their respective classification) were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
	2024	2023	Amount	Percent	2024	2023	Amount	Percent
Heavy-duty	37,500	36,400	1,100	3%	71,100	71,100	—	—%
Medium-duty	79,600	76,000	3,600	5%	155,400	154,900	500	—%
Light-duty	57,200	53,600	3,600	7%	112,000	108,600	3,400	3%
Total unit shipments	174,300	166,000	8,300	5%	338,500	334,600	3,900	1%
Sales
Engine segment sales for the three months ended June 30, 2024, increased $163 million versus the comparable period in 2023. The following were the primary drivers by market:
•Medium-duty truck and bus sales increased $132 million primarily due to higher truck demand, especially in North America with shipments up 12 percent, and increased pricing.
•Heavy-duty truck sales increased $67 million mainly due to stronger demand in North America with shipments up 5 percent and favorable pricing.
These increases were partially offset by decreased off-highway sales of $52 million mainly due to lower demand in global construction markets, especially in China, Western Europe and North America.
Engine segment sales for the six months ended June 30, 2024, increased $105 million versus the comparable period in 2023. The primary driver by market was an increase in medium-duty truck and bus sales of $224 million principally due to higher truck demand, especially in North America with shipments up 16 percent, and favorable pricing. The increase was partially offset by decreased off-highway sales of $146 million mainly due to lower demand in global construction markets, especially in China and Western Europe.
Segment EBITDA
Engine segment EBITDA for the three months ended June 30, 2024, increased $20 million versus the comparable period in 2023, primarily due to favorable pricing, partially offset by higher compensation expenses, lower equity, royalty and interest income from investees and unfavorable mix.
Engine segment EBITDA for the six months ended June 30, 2024, decreased $23 million versus the comparable period in 2023, primarily due to higher compensation expenses, increased product coverage, lower equity, royalty and interest income from investees, lower parts volumes and unfavorable mix, partially offset by favorable pricing.
Distribution Segment Results
Financial data for the Distribution segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
In millions	2024	2023	Amount	Percent	2024	2023	Amount	Percent
External sales	$2,821	$2,576	$245	10%	$5,350	$4,975	$375	8%
Intersegment sales	8	19	(11)	(58)%	14	26	(12)	(46)%
Total sales	2,829	2,595	234	9%	5,364	5,001	363	7%
Research, development and engineering expenses	14	15	1	7%	28	29	1	3%
Equity, royalty and interest income from investees	24	24	—	—%	48	48	—	—%
Interest income	11	8	3	38%	22	15	7	47%
Segment EBITDA	314	299	15	5%	608	634	(26)	(4)%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	11.1%	11.5%		(0.4)	11.3%	12.7%		(1.4)

Sales for our Distribution segment by region were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
In millions	2024	2023	Amount	Percent	2024	2023	Amount	Percent
North America	$1,901	$1,797	$104	6%	$3,624	$3,492	$132	4%
Asia Pacific	310	266	44	17%	595	506	89	18%
Europe	285	213	72	34%	525	408	117	29%
China	130	113	17	15%	232	215	17	8%
India	79	65	14	22%	150	124	26	21%
Latin America	64	61	3	5%	124	114	10	9%
Africa and Middle East	60	80	(20)	(25)%	114	142	(28)	(20)%
Total sales	$2,829	$2,595	$234	9%	$5,364	$5,001	$363	7%

Sales for our Distribution segment by product line were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
In millions	2024	2023	Amount	Percent	2024	2023	Amount	Percent
Parts	$990	$1,019	$(29)	(3)%	$1,991	$2,076	$(85)	(4)%
Power generation	954	614	340	55%	1,661	1,106	555	50%
Service	448	431	17	4%	854	832	22	3%
Engines	437	531	(94)	(18)%	858	987	(129)	(13)%
Total sales	$2,829	$2,595	$234	9%	$5,364	$5,001	$363	7%

Sales
Distribution segment sales for the three months ended June 30, 2024, increased $234 million versus the comparable period in 2023. The following were the primary drivers by region:
•North American sales increased $104 million principally due to higher demand in power generation markets, especially data center and commercial markets, partially offset by lower demand for engines and aftermarket products.
•European sales increased $72 million mainly due to favorable demand in power generation markets.
Distribution segment sales for the six months ended June 30, 2024, increased $363 million versus the comparable period in 2023. The following were the primary drivers by region:
•North American sales increased $132 million principally due to higher demand in power generation markets, especially commercial and data center markets, partially offset by lower demand for engines and aftermarket products.
•European sales increased $117 million mainly due to favorable demand in power generation markets.
•Asia Pacific sales increased $89 million primarily due to higher demand in power generation markets, especially data center markets, and service.
Segment EBITDA
Distribution segment EBITDA for the three months ended June 30, 2024, increased $15 million versus the comparable period in 2023, primarily due to favorable pricing, partially offset by higher compensation expenses.
Distribution segment EBITDA for the six months ended June 30, 2024, decreased $26 million versus the comparable period in 2023, primarily due to higher compensation expenses, unfavorable mix and higher managed expenses, partially offset by favorable pricing.

Power Systems Segment Results
Financial data for the Power Systems segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
In millions	2024	2023	Amount	Percent	2024	2023	Amount	Percent
External sales	$888	$794	$94	12%	$1,596	$1,473	$123	8%
Intersegment sales	701	663	38	6%	1,382	1,327	55	4%
Total sales	1,589	1,457	132	9%	2,978	2,800	178	6%
Research, development and engineering expenses	63	66	3	5%	123	129	6	5%
Equity, royalty and interest income from investees	26	18	8	44%	45	31	14	45%
Interest income	3	2	1	50%	6	4	2	50%
Segment EBITDA	301	201	100	50%	538	420	118	28%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	18.9%	13.8%		5.1	18.1%	15.0%		3.1
Sales for our Power Systems segment by product line were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
In millions	2024	2023	Amount	Percent	2024	2023	Amount	Percent
Power generation	$987	$854	$133	16%	$1,840	$1,624	$216	13%
Industrial	478	468	10	2%	898	923	(25)	(3)%
Generator technologies	124	135	(11)	(8)%	240	253	(13)	(5)%
Total sales	$1,589	$1,457	$132	9%	$2,978	$2,800	$178	6%

Sales
Power Systems segment sales for the three months ended June 30, 2024, increased $132 million versus the comparable period in 2023. The primary driver was an increase in power generation sales of $133 million principally due to higher demand in data center markets in North America and China, partially offset by weaker demand in India.
Power Systems segment sales for the six months ended June 30, 2024, increased $178 million versus the comparable period in 2023. The primary driver was an increase in power generation sales of $216 million principally due to higher demand in data center markets in North America, partially offset by weaker demand for industrial products in the North American oil and gas markets.
Segment EBITDA
Power Systems segment EBITDA for the three months ended June 30, 2024, increased $100 million versus the comparable period in 2023, mainly due to favorable pricing, improved mix and higher volumes, partially offset by increased product coverage costs.
Power Systems segment EBITDA for the six months ended June 30, 2024, increased $118 million versus the comparable period in 2023, primarily due to favorable pricing and higher volumes, partially offset by increased product coverage costs.

Accelera Segment Results
Financial data for the Accelera segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
In millions	2024	2023	Amount	Percent	2024	2023	Amount	Percent
External sales	$101	$81	$20	25%	$185	$161	$24	15%
Intersegment sales	10	4	6	NM	19	9	10	NM
Total sales	111	85	26	31%	204	170	34	20%
Research, development and engineering expenses	54	52	(2)	(4)%	109	100	(9)	(9)%
Equity, royalty and interest loss from investees	(8)	(4)	(4)	(100)%	(11)	(8)	(3)	(38)%
Interest income	—	1	(1)	(100)%	—	1	(1)	(100)%
Segment EBITDA	(117)	(114)	(3)	(3)%	(218)	(208)	(10)	(5)%

"NM" - not meaningful information
Accelera segment sales for the three and six months ended June 30, 2024, increased $26 million and $34 million versus the comparable periods in 2023 primarily due to improved sales of electrolyzers.

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
Challenges
•We expect demand for heavy-duty trucks in North America to weaken modestly in the second half of 2024.
•Continued increases in labor costs, as well as other inflationary pressures, could negatively impact earnings.
•The financial implications resulting from our Settlement Agreements will result in incremental interest expense for debt utilized in funding the civil penalty.
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

Dollars in millions	June 30, 2024	December 31, 2023
Working capital (1)	$3,818	$2,295
Current ratio	1.34	1.18
Accounts and notes receivable, net	$5,606	$5,583
Days' sales in receivables	59	58
Inventories	$5,857	$5,677
Inventory turnover	4.4	4.5
Accounts payable (principally trade)	$4,405	$4,260
Days' payable outstanding	62	62
Total debt	$7,503	$6,696
Total debt as a percent of total capital	41.5%	40.3%

(1) Working capital included cash and cash equivalents

Cash Flows
Cash and cash equivalents were impacted as follows:

	Six months ended
	June 30,
In millions	2024	2023	Change
Net cash (used in) provided by operating activities	$(575)	$978	$(1,553)
Net cash used in investing activities	(806)	(606)	(200)
Net cash provided by (used in) financing activities	807	(603)	1,410
Effect of exchange rate changes on cash and cash equivalents	(15)	(68)	53
Net decrease in cash and cash equivalents	$(589)	$(299)	$(290)

Net cash used in operating activities increased $1.6 billion for the six months ended June 30, 2024, versus the comparable period in 2023, primarily due to higher working capital requirements of $1.6 billion. The higher working capital requirements resulted in a cash outflow of $2.5 billion compared to a cash outflow of $849 million in the comparable period of 2023, mainly due to $1.9 billion of payments required by the Settlement Agreements, partially offset by favorable changes in accounts and notes receivable.
Net cash used in investing activities increased $200 million for the six months ended June 30, 2024, versus the comparable period in 2023, primarily due to cash associated with the Atmus divestiture.
Net cash provided by financing activities increased $1.4 billion for the six months ended June 30, 2024, versus the comparable period in 2023, primarily due to higher proceeds from borrowings of $1.7 billion (principally related to our 2024 note issuance) and increased net borrowings of commercial paper of $743 million, partially offset by higher payments on borrowings and finance lease obligations of $995 million (largely related to increased early payments of $900 million on our term loan, due 2025).
The effect of exchange rate changes on cash and cash equivalents for the six months ended June 30, 2024, versus the comparable period in 2023, increased $53 million primarily due to favorable fluctuations in the British pound.
Sources of Liquidity
We generate significant ongoing cash flow. Cash provided by operations is generally our principal source of liquidity. In February, we issued $2.25 billion in long-term debt to pay down higher cost debt, finance Settlement Agreement payments and improve our overall liquidity. Our sources of liquidity include the following:

	June 30, 2024
In millions	Total	U.S.	International	Primary location of international balances
Cash and cash equivalents	$1,590	$716	$874	Singapore, Australia, China, Mexico, Belgium, Canada
Marketable securities (1)	593	85	508	India
Total	$2,183	$801	$1,382
Available credit capacity
Revolving credit facilities (2)	$2,419
International and other uncommitted domestic credit facilities	$385

(1) The majority of marketable securities could be liquidated into cash within a few days.
(2) The five-year credit facility for $2.0 billion and the 364-day credit facility for $2.0 billion, maturing June 2029 and June 2025, respectively, are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. At June 30, 2024, we had $1.6 billion of commercial paper outstanding, which effectively reduced our available capacity under our revolving credit facilities to $2.4 billion.

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

If we distribute our foreign cash balances to the U.S. or to other foreign subsidiaries, we could be required to accrue and pay withholding taxes, for example, if we repatriated cash from certain foreign subsidiaries whose earnings we asserted are completely or partially permanently reinvested. Foreign earnings for which we assert permanent reinvestment outside the U.S. consist primarily of earnings of our China, India, Canada (including underlying subsidiaries) and Netherlands domiciled subsidiaries. At present, we do not foresee a need to repatriate any earnings for which we assert permanent reinvestment. However, to help fund cash needs of the U.S. or other international subsidiaries as they arise, we repatriate available cash from certain foreign subsidiaries whose earnings are not completely permanently reinvested when cost effective to do so.
Debt Facilities and Other Sources of Liquidity
On June 3, 2024, we entered into an amended and restated five-year credit agreement that allows us to borrow up to $2.0 billion of unsecured funds at any time prior to June 3, 2029. The credit agreement amended and restated the prior $2.0 billion five-year credit agreement that would have matured on August 18, 2026.
On June 3, 2024, we entered into an amended and restated 364-day credit agreement that allows us to borrow up to $2.0 billion of unsecured funds at any time prior to June 2, 2025. This credit agreement amended and restated the prior $2.0 billion 364-day credit facility that matured on June 3, 2024.
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
Our committed credit facilities provide access up to $4.0 billion, including our $2.0 billion 364-day facility that expires June 2, 2025, and our $2.0 billion five-year facility that expires on June 3, 2029. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. We intend to maintain credit facilities at the current or higher aggregate amounts by renewing or replacing these facilities at or before expiration. There were no outstanding borrowings under these facilities at June 30, 2024.
Our committed credit facilities provide access up to $4.0 billion of unsecured, short-term promissory notes (commercial paper) pursuant to the Board of Directors (the Board) authorized commercial paper programs. These programs facilitate the private placement of unsecured short-term debt through third-party brokers. We intend to use the net proceeds from the commercial paper borrowings for general corporate purposes. The total combined borrowing capacity under the revolving credit facilities and commercial paper programs should not exceed $4.0 billion. At June 30, 2024, we had $1.6 billion of commercial paper outstanding, which effectively reduced our available capacity under our revolving credit facilities to $2.4 billion. See NOTE 9, "DEBT," to the Condensed Consolidated Financial Statements for additional information.
As a well-known seasoned issuer, we filed an automatic shelf registration of an undetermined amount of debt and equity with the Securities and Exchange Commission (SEC) on February 8, 2022. Under this shelf registration we may offer, from time to time, debt securities, common stock, preferred and preference stock, depositary shares, warrants, stock purchase contracts and stock purchase units.
Supply Chain Financing
We currently have supply chain financing programs with financial intermediaries, which provide certain vendors the option to be paid by financial intermediaries earlier than the due date on the applicable invoice. When a vendor utilizes the program and receives an early payment from a financial intermediary, they take a discount on the invoice. We then pay the financial intermediary the face amount of the invoice on the original due date, which generally have 60 to 90 day payment terms. The maximum amount that we could have outstanding under these programs was $538 million. We do not reimburse vendors for any costs they incur for participation in the program, their participation is completely voluntary and there are no assets pledged as security or other forms of guarantees provided for the committed payment to the finance provider or intermediary. As a result, all amounts owed to the financial intermediaries are presented as accounts payable in our Condensed Consolidated Balance Sheets. Amounts due to the financial intermediaries reflected in accounts payable at June 30, 2024, were $212 million.
Accounts Receivable Sales Program
In May 2024, we entered into an accounts receivable sales agreement with Wells Fargo Bank, N.A., to sell certain accounts receivable up to a Board approved limit of $500 million. See NOTE 1, "NATURE OF OPERATIONS AND BASIS OF PRESENTATION," to the Condensed Consolidated Financial Statements for additional information.

Uses of Cash
Settlement Agreements
In December 2023, we announced that we reached an agreement in principle with the EPA, CARB, the Environmental and Natural Resources Division of the U.S. Department of Justice and the California Attorney General’s Office to resolve certain regulatory civil claims regarding our emissions certification and compliance process for certain engines primarily used in pick-up truck applications in the U.S., which became final and effective in April 2024 (collectively, the Settlement Agreements). As part of the Settlement Agreements, among other things, we agreed to pay civil penalties, complete recall requirements, undertake mitigation projects, provide extended warranties, undertake certain testing, take certain corporate compliance measures and make certain payments. Failure to comply with the terms and conditions of the Settlement Agreements will subject us to stipulated penalties. We recorded a charge of $2.0 billion in the fourth quarter of 2023 to resolve the matters addressed by the Settlement Agreements involving approximately one million of our pick-up truck applications in the U.S. This charge was in addition to the previously announced charges of $59 million for the recalls of model years 2013 through 2018 RAM 2500 and 3500 trucks and model years 2016 through 2019 Titan trucks. We made $1.9 billion of payments required by the Settlement Agreements in the second quarter of 2024. See NOTE 11, "COMMITMENTS AND CONTINGENCIES," to the Condensed Consolidated Financial Statements for additional information.
Dividends
We paid dividends of $469 million during the six months ended June 30, 2024. In July 2024, the Board authorized an increase to our quarterly dividend of approximately 8 percent from $1.68 per share to $1.82 per share.
Capital Expenditures
Capital expenditures for the six months ended June 30, 2024, were $409 million versus $414 million in the comparable period in 2023. We continue to invest in new product lines and targeted capacity expansions. We plan to spend an estimated $1.2 billion to $1.3 billion in 2024 on capital expenditures with over 65 percent of these expenditures expected to be invested in North America.
Current Maturities of Short and Long-Term Debt
We had $1,581 million of commercial paper outstanding at June 30, 2024, that matures in less than one year. The maturity schedule of our existing long-term debt requires significant cash outflows in 2025 when our term loan and 0.75 percent senior notes are due. Required annual long-term debt principal payments range from $61 million to $755 million over the next five years (including the remainder of 2024). We intend to retain our strong investment credit ratings. See NOTE 9, "DEBT," to the Condensed Consolidated Financial Statements for additional information. In July 2024, we settled the remaining $100 million of interest rate swaps and repaid the outstanding $100 million of our related term loan due in 2025.
Pensions
Our global pension plans, including our unfunded and non-qualified plans, were 113 percent funded at December 31, 2023. Our U.S. defined benefit plans (qualified and non-qualified), which represented approximately 69 percent of the worldwide pension obligation, were 113 percent funded, and our U.K. defined benefit plans were 113 percent funded at December 31, 2023. The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans. In the first six months of 2024, the investment gain on our U.S. pension trusts was 2.0 percent, while our U.K. pension trusts' loss was 4.3 percent. We anticipate making additional defined benefit pension contributions during the remainder of 2024 of $22 million for our U.S. and U.K. qualified and non-qualified pension plans. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2024 annual net periodic pension cost to approximate $34 million.
Stock Repurchases
In December 2021, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the $2.0 billion repurchase plan authorized in 2019. We did not make any repurchases of common stock in the first six months of 2024. The dollar value remaining available for future purchases under the 2019 program at June 30, 2024, was $218 million.

Amplify Cell Technologies LLC Joint Venture
In September 2023, our Accelera business signed an agreement to form a joint venture, Amplify Cell Technologies LLC, with Daimler Trucks and Buses US Holding LLC (Daimler Truck), PACCAR Inc. (PACCAR) and EVE Energy to accelerate and localize battery cell production and the battery supply chain in the U.S., including building a 21-gigawatt hour battery production facility in Marshall County, Mississippi. The joint venture will manufacture battery cells for electric commercial vehicles and industrial applications. At June 30, 2024, our maximum remaining required contribution to the joint venture was $780 million, which could be reduced by future government incentives received by the joint venture. The majority of the contribution is expected to be made by the end of 2028. See NOTE 4, "EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES," to the Condensed Consolidated Financial Statements for additional information.

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

Management's Assessment of Liquidity
Our financial condition and liquidity remain strong. Our solid balance sheet and credit ratings enable us to have ready access to credit and the capital markets. We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities. We believe our access to capital markets, our existing cash and marketable securities, operating cash flow and revolving credit facilities provide us with the financial flexibility needed to fund targeted capital expenditures, dividend payments, debt service obligations, projected pension obligations, common stock repurchases and fund joint venture contributions and acquisitions through 2024 and beyond. We continue to generate significant cash from operations and maintain access to our revolving credit facilities and commercial paper programs as noted above.
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
A discussion of our critical accounting estimates may be found in the “Management’s Discussion and Analysis” section of our 2023 Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.” Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first six months of 2024.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See NOTE 17, "RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS," in the Notes to Condensed Consolidated Financial Statements for additional information.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
In December 2021, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the $2.0 billion repurchase plan authorized in 2019. During the three months ended June 30, 2024, we did not make any repurchases of common stock. The dollar value remaining available for future purchases under the 2019 program at June 30, 2024, was $218 million.
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

ITEM 3.  Defaults Upon Senior Securities
Not applicable.
ITEM 4.  Mine Safety Disclosures
Not applicable.
ITEM 5.  Other Information
(c) During the second quarter of 2024, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).
ITEM 6. Exhibits
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.
CUMMINS INC.
EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1
Second Amended and Restated 364-Day Credit Agreement, dated as of June 3, 2024, by and among Cummins Inc., the subsidiary borrowers referred to therein, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Cummins Inc. with the Securities and Exchange Commission on June 3, 2024 (File No. 001-04949)).

10.2
Sixth Amended and Restated 364-Day Credit Agreement, dated as of June 3, 2024, by and among Cummins Inc., the subsidiary borrowers referred to therein, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Cummins Inc. with the Securities and Exchange Commission on June 3, 2024 (File No. 001-04949)).

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
* Filed with this quarterly report on Form 10-Q are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Net Income for the three and six months ended June 30, 2024 and 2023, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and 2023, (iii) the Condensed Consolidated Balance Sheets at June 30, 2024 and December 31, 2023, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, (v) the Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interests and Equity for the three and six months ended June 30, 2024 and 2023, (vi) Notes to Condensed Consolidated Financial Statements and (vii) the information included in Part II. Item 5(c).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cummins Inc.
Date:	August 1, 2024

	By:	/s/ MARK A. SMITH	By:	/s/ LUTHER E. PETERS
		Mark A. Smith		Luther E. Peters
		Vice President and Chief Financial Officer		Vice President-Controller
		(Principal Financial Officer)		(Principal Accounting Officer)