Form 10-Q
period 2024-09-30
CUMMINS INC
filed 2024-11-05
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

As of September 30, 2024, there were 137,181,852 shares of common stock outstanding with a par value of $2.50 per share.

CUMMINS INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

		Page
	PART I. FINANCIAL INFORMATION
ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Statements of Net Income for the three and nine months ended September 30, 2024 and 2023	3
	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and 2023	4
	Condensed Consolidated Balance Sheets at September 30, 2024 and December 31, 2023	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023	6
	Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interests and Equity for the three and nine months ended September 30, 2024 and 2023	7
	Notes to Condensed Consolidated Financial Statements	9
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	51
ITEM 4.	Controls and Procedures	51
	PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	51
ITEM 1A.	Risk Factors	52
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52
ITEM 3.	Defaults Upon Senior Securities	53
ITEM 4.	Mine Safety Disclosures	53
ITEM 5.	Other Information	53
ITEM 6.	Exhibits	53
	Signatures	54

PART I.  FINANCIAL INFORMATION
ITEM 1.  Condensed Consolidated Financial Statements

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
In millions, except per share amounts	2024	2023	2024	2023
NET SALES (Notes 1 and 2)	$8,456	$8,431	$25,655	$25,522
Cost of sales	6,285	6,360	19,250	19,274
GROSS MARGIN	2,171	2,071	6,405	6,248
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	807	831	2,474	2,457
Research, development and engineering expenses	359	376	1,107	1,110
Equity, royalty and interest income from investees (Note 4)	99	118	325	370
Other operating expense, net	54	32	131	78
OPERATING INCOME	1,050	950	3,018	2,973
Interest expense	83	97	281	283
Other income, net (Note 14)	76	25	1,504	166
INCOME BEFORE INCOME TAXES	1,043	878	4,241	2,856
Income tax expense (Note 5)	200	188	618	623
CONSOLIDATED NET INCOME	843	690	3,623	2,233
Less: Net income attributable to noncontrolling interests	34	34	95	67
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$809	$656	$3,528	$2,166

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
Basic	$5.90	$4.63	$25.47	$15.29
Diluted	$5.86	$4.59	$25.31	$15.19

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	137.2	141.8	138.5	141.7
Dilutive effect of stock compensation awards	0.9	1.0	0.9	0.9
Diluted	138.1	142.8	139.4	142.6

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2024	2023	2024	2023
CONSOLIDATED NET INCOME	$843	$690	$3,623	$2,233
Other comprehensive income (loss), net of tax (Note 12)
Change in pension and other postretirement defined benefit plans	5	3	5	(4)
Foreign currency translation adjustments	165	(163)	22	(191)
Unrealized (loss) gain on derivatives	(7)	19	2	28
Total other comprehensive income (loss), net of tax	163	(141)	29	(167)
COMPREHENSIVE INCOME	1,006	549	3,652	2,066
Less: Comprehensive income attributable to noncontrolling interests	36	27	92	61
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUMMINS INC.	$970	$522	$3,560	$2,005

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except par value	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$1,733	$2,179
Marketable securities (Note 6)	518	562
Total cash, cash equivalents and marketable securities	2,251	2,741
Accounts and notes receivable, net	5,387	5,583
Inventories (Note 7)	6,134	5,677
Prepaid expenses and other current assets	1,544	1,197
Total current assets	15,316	15,198
Long-term assets
Property, plant and equipment	11,603	11,674
Accumulated depreciation	(5,427)	(5,425)
Property, plant and equipment, net	6,176	6,249
Investments and advances related to equity method investees	1,922	1,800
Goodwill	2,412	2,499
Other intangible assets, net	2,462	2,519
Pension assets (Note 3)	1,208	1,197
Other assets (Note 8)	2,556	2,543
Total assets	$32,052	$32,005

LIABILITIES
Current liabilities
Accounts payable (principally trade)	$4,206	$4,260
Loans payable (Note 9)	441	280
Commercial paper (Note 9)	1,636	1,496
Current maturities of long-term debt (Note 9)	654	118
Accrued compensation, benefits and retirement costs	1,011	1,108
Current portion of accrued product warranty (Note 10)	685	667
Current portion of deferred revenue (Note 2)	1,225	1,220
Other accrued expenses (Note 8)	1,745	3,754
Total current liabilities	11,603	12,903
Long-term liabilities
Long-term debt (Note 9)	4,856	4,802
Deferred revenue (Note 2)	1,090	966
Other liabilities (Note 8)	3,162	3,430
Total liabilities	$20,711	$22,101

Commitments and contingencies (Note 11)

EQUITY
Cummins Inc. shareholders’ equity
Common stock, $2.50 par value, 500 shares authorized, 222.5 and 222.5 shares issued	$2,612	$2,564
Retained earnings	20,660	17,851
Treasury stock, at cost, 85.4 and 80.7 shares	(10,783)	(9,359)
Accumulated other comprehensive loss (Note 12)	(2,174)	(2,206)
Total Cummins Inc. shareholders’ equity	10,315	8,850
Noncontrolling interests	1,026	1,054
Total equity	$11,341	$9,904
Total liabilities and equity	$32,052	$32,005
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
In millions	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$3,623	$2,233
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Gain related to divestiture of Atmus (Note 14)	(1,333)	—
Depreciation and amortization	794	760
Deferred income taxes	(106)	(238)
Equity in income of investees, net of dividends	(74)	(100)
Pension and OPEB expense (Note 3)	28	4
Pension contributions and OPEB payments (Note 3)	(72)	(115)
Changes in current assets and liabilities, net of acquisitions and divestiture
Accounts and notes receivable	109	(447)
Inventories	(726)	(318)
Other current assets	(370)	(191)
Accounts payable	27	43
Accrued expenses (Notes 1 and 11)	(2,000)	543
Other, net	165	333
Net cash provided by operating activities	65	2,507

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(668)	(694)
Acquisition of businesses, net of cash acquired (Note 15)	(58)	(127)
Investments in marketable securities—acquisitions	(1,062)	(976)
Investments in marketable securities—liquidations (Note 6)	1,113	1,002
Cash associated with Atmus divestiture	(174)	—
Other, net	(220)	(65)
Net cash used in investing activities	(1,069)	(860)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	2,623	779
Net borrowings (payments) of commercial paper	140	(566)
Payments on borrowings and finance lease obligations	(1,386)	(391)
Dividend payments on common stock	(719)	(683)
Payments for purchase of redeemable noncontrolling interests (Note 15)	—	(175)
Other, net	(94)	(33)
Net cash provided by (used in) financing activities	564	(1,069)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(6)	(67)
Net (decrease) increase in cash and cash equivalents	(446)	511
Cash and cash equivalents at beginning of year	2,179	2,101
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,733	$2,612
 The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
(Unaudited)

	Three months ended
In millions, except per share amounts	Redeemable Noncontrolling Interests	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT JUNE 30, 2024	$—	$556	$2,026	$20,101	$(10,797)	$(2,335)	$9,551	$1,025	$10,576
Net income				809			809	34	843
Other comprehensive income, net of tax (Note 12)						161	161	2	163
Issuance of common stock			7				7	—	7
Cash dividends on common stock, $1.82 per share				(250)			(250)	—	(250)
Distributions to noncontrolling interests							—	(35)	(35)
Share-based awards			2		13		15	—	15
Other shareholder transactions			21		1		22	—	22
BALANCE AT SEPTEMBER 30, 2024	$—	$556	$2,056	$20,660	$(10,783)	$(2,174)	$10,315	$1,026	$11,341

BALANCE AT JUNE 30, 2023	$—	$556	$1,976	$19,102	$(9,380)	$(1,917)	$10,337	$1,019	$11,356
Net income				656			656	34	690
Other comprehensive loss, net of tax (Note 12)						(134)	(134)	(7)	(141)
Issuance of common stock			1				1	—	1
Cash dividends on common stock, $1.68 per share				(238)			(238)	—	(238)
Distributions to noncontrolling interests							—	(26)	(26)
Share-based awards			3		10		13	—	13
Other shareholder transactions			22		1		23	—	23
BALANCE AT SEPTEMBER 30, 2023	$—	$556	$2,002	$19,520	$(9,369)	$(2,051)	$10,658	$1,020	$11,678
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

	Nine months ended
In millions, except per share amounts	Redeemable Noncontrolling Interests	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2023	$—	$556	$2,008	$17,851	$(9,359)	$(2,206)	$8,850	$1,054	$9,904
Net income				3,528			3,528	95	3,623
Other comprehensive loss, net of tax (Note 12)						(29)	(29)	(3)	(32)
Issuance of common stock			8				8	—	8
Cash dividends on common stock, $5.18 per share				(719)			(719)	—	(719)
Distributions to noncontrolling interests							—	(68)	(68)
Share-based awards			(6)		106		100	—	100
Divestiture of Atmus (Note 14)					(1,532)	61	(1,471)	(19)	(1,490)
Other shareholder transactions			46		2		48	(33)	15
BALANCE AT SEPTEMBER 30, 2024	$—	$556	$2,056	$20,660	$(10,783)	$(2,174)	$10,315	$1,026	$11,341

BALANCE AT DECEMBER 31, 2022	$258	$556	$1,687	$18,037	$(9,415)	$(1,890)	$8,975	$992	$9,967
Net income	(20)			2,166			2,166	87	2,253
Other comprehensive loss, net of tax (Note 12)						(161)	(161)	(6)	(167)
Issuance of common stock			3				3	—	3
Cash dividends on common stock, $4.82 per share				(683)			(683)	—	(683)
Distributions to noncontrolling interests							—	(50)	(50)
Share-based awards			(1)		42		41	—	41
Fair value adjustment of redeemable noncontrolling interests	33		(33)				(33)	—	(33)
Acquisition of redeemable noncontrolling interests (Note 15)	(271)						—	—	—
Sale of Atmus stock (Note 14)			285				285	(3)	282
Other shareholder transactions			61		4		65	—	65
BALANCE AT SEPTEMBER 30, 2023	$—	$556	$2,002	$19,520	$(9,369)	$(2,051)	$10,658	$1,020	$11,678

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

Weighted-Average Diluted Shares Outstanding
The weighted-average diluted common shares outstanding exclude the anti-dilutive effect of certain stock options. The options excluded from diluted earnings per share were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Options excluded	767	7,267	1,878	8,770
Related Party Transactions
In accordance with the provisions of various joint venture agreements, we may purchase products and components from our joint ventures, sell products and components to our joint ventures and our joint ventures may sell products and components to unrelated parties.
The following is a summary of sales to and purchases from nonconsolidated equity investees:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2024	2023	2024	2023
Sales to nonconsolidated equity investees	$351	$315	$1,036	$1,011
Purchases from nonconsolidated equity investees	620	602	1,883	1,993

The following is a summary of accounts receivable from and accounts payable to nonconsolidated equity investees:

In millions	September 30, 2024	December 31, 2023	Balance Sheet Location
Accounts receivable from nonconsolidated equity investees	$472	$530	Accounts and notes receivable, net
Accounts payable to nonconsolidated equity investees	306	324	Accounts payable (principally trade)

Supply Chain Financing
We currently have supply chain financing programs with financial intermediaries, which provide certain vendors the option to be paid by financial intermediaries earlier than the due date on the applicable invoice. When a vendor utilizes the program and receives an early payment from a financial intermediary, they take a discount on the invoice. We then pay the financial intermediary the face amount of the invoice on the original due date, which generally have 60 to 90 day payment terms. The maximum amount that we could have outstanding under these programs was $551 million at September 30, 2024. We do not reimburse vendors for any costs they incur for participation in the program, their participation is completely voluntary and there are no assets pledged as security or other forms of guarantees provided for the committed payment to the finance provider or intermediary. As a result, all amounts owed to the financial intermediaries are presented as accounts payable in our Condensed Consolidated Balance Sheets. Amounts due to the financial intermediaries reflected in accounts payable at September 30, 2024, and December 31, 2023, were $154 million and $199 million, respectively.
Accounts Receivable Sales Program
In May 2024, we entered into an accounts receivable sales agreement with Wells Fargo Bank, N.A., to sell certain accounts receivable up to the Board of Directors (Board) approved limit of $500 million. We classify proceeds received from the sales of accounts receivable as an operating cash flow in the Condensed Consolidated Statements of Cash Flows, and we record the discount in other income, net in the Condensed Consolidated Statements of Net Income. There was no activity under the program during the nine months ended September 30, 2024.

NOTE 2. REVENUE FROM CONTRACTS WITH CUSTOMERS
Long-term Contracts
We have certain arrangements, primarily long-term maintenance agreements, construction contracts, product sales with associated performance obligations extending beyond a year, product sales with lead times extending beyond one year that are non-cancellable or for which the customer incurs a penalty for cancellation and extended warranty coverage arrangements that span a period in excess of one year. The aggregate amount of the transaction price for these contracts, excluding extended warranty coverage arrangements, as of September 30, 2024, was $3.8 billion. We expect to recognize the related revenue of $2.1 billion over the next 12 months and $1.7 billion over periods up to 10 years. See NOTE 10, "PRODUCT WARRANTY LIABILITY," for additional disclosures on extended warranty coverage arrangements. Our other contracts generally are for a duration of less than one year, include payment terms that correspond to the timing of costs incurred when providing goods and services to our customers or represent sales-based royalties.
Deferred and Unbilled Revenue
The following is a summary of our unbilled and deferred revenue and related activity:

In millions	September 30, 2024	December 31, 2023
Unbilled revenue	$346	$303
Deferred revenue	2,315	2,186

We recognized revenue of $184 million and $682 million for the three and nine months ended September 30, 2024, compared with $126 million and $510 million for the comparable periods in 2023, that was included in the deferred revenue balance at the beginning of each year. We did not record any impairment losses on our unbilled revenues during the three and nine months ended September 30, 2024 or 2023.
Disaggregation of Revenue
Consolidated Revenue
The table below presents our consolidated net sales by geographic area based on the location of the customer:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2024	2023	2024	2023
United States	$4,825	$4,886	$14,729	$14,625
China	727	721	2,197	2,273
India	416	374	1,285	1,198
Other international	2,488	2,450	7,444	7,426
Total net sales	$8,456	$8,431	$25,655	$25,522
Segment Revenue
As previous announced, beginning in the second quarter of 2024, we realigned certain businesses within our Components segment to be consistent with how our segment manager now monitors performance. We reorganized the businesses to combine the engine components and software and electronics businesses into the newly formed components and software business. In addition, we rebranded our axles and brakes business as drivetrain and braking systems. We began reporting results for these changes within our Components segment effective April 1, 2024, and reflected these changes in the historical periods presented. The change had no impact on our consolidated results.

Components segment external sales by business were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2024	2023	2024		2023
Drivetrain and braking systems	$1,131	$1,177	$3,618		$3,698
Emission solutions	759	803	2,437		2,584
Components and software	249	289	828		913
Automated transmissions	148	187	475		545
Atmus	—	324	289	(1)	1,007
Total sales	$2,287	$2,780	$7,647		$8,747

(1) Included sales through the March 18, 2024, divestiture. See NOTE 14, "ATMUS INITIAL PUBLIC OFFERING (IPO) AND DIVESTITURE," for additional information.
Engine segment external sales by market were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2024	2023	2024	2023
Heavy-duty truck	$781	$885	$2,560	$2,601
Medium-duty truck and bus	806	656	2,336	1,960
Light-duty automotive	400	451	1,292	1,336
Total on-highway	1,987	1,992	6,188	5,897
Off-highway	228	244	735	854
Total sales	$2,215	$2,236	$6,923	$6,751

Distribution segment external sales by region were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2024	2023	2024	2023
North America	$1,947	$1,719	$5,568	$5,195
Asia Pacific	342	292	937	796
Europe	307	200	830	607
China	118	110	346	323
Africa and Middle East	80	77	194	219
India	77	66	223	186
Latin America	71	55	194	168
Total sales	$2,942	$2,519	$8,292	$7,494
Distribution segment external sales by product line were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2024	2023	2024	2023
Power generation	$1,088	$601	$2,743	$1,701
Parts	1,000	991	2,985	3,054
Service	453	420	1,305	1,249
Engines	401	507	1,259	1,490
Total sales	$2,942	$2,519	$8,292	$7,494

Power Systems segment external sales by product line were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2024	2023	2024	2023
Power generation	$499	$420	$1,349	$1,247
Industrial	293	263	809	670
Generator technologies	120	115	350	354
Total sales	$912	$798	$2,508	$2,271

NOTE 3. PENSIONS AND OTHER POSTRETIREMENT BENEFITS
We sponsor funded and unfunded domestic and foreign defined benefit pension and other postretirement benefit (OPEB) plans. Contributions to these plans were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2024	2023	2024	2023
Defined benefit pension contributions	$9	$8	$56	$102
OPEB payments, net	4	4	16	13
Defined contribution pension plans	27	29	101	102

We anticipate making additional defined benefit pension contributions during the remainder of 2024 of $14 million for our U.S. and U.K. qualified and non-qualified pension plans. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2024 annual net periodic pension cost to approximate $34 million.
The components of net periodic pension and OPEB expense (income) under our plans were as follows:

	Pension
	U.S. Plans		U.K. Plans		OPEB
	Three months ended September 30,
In millions	2024	2023	2024	2023	2024	2023
Service cost	$35	$29	$4	$4	$—	$—
Interest cost	42	42	18	18	2	2
Expected return on plan assets	(72)	(69)	(26)	(27)	—	—
Amortization of prior service cost	—	—	1	1	—	—
Recognized net actuarial loss (gain)	3	2	3	—	(1)	(1)
Net periodic benefit expense (income)	$8	$4	$—	$(4)	$1	$1

	Pension
	U.S. Plans		U.K. Plans		OPEB
	Nine months ended September 30,
In millions	2024	2023	2024	2023	2024	2023
Service cost	$106	$87	$13	$12	$—	$—
Interest cost	125	126	53	53	5	6
Expected return on plan assets	(217)	(207)	(76)	(79)	—	—
Amortization of prior service cost	1	1	1	1	—	—
Recognized net actuarial loss (gain)	10	6	9	—	(2)	(2)
Net periodic benefit expense (income)	$25	$13	$—	$(13)	$3	$4

NOTE 4. EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES
Equity, royalty and interest income from investees included in our Condensed Consolidated Statements of Net Income for the reporting periods was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2024	2023	2024	2023
Manufacturing entities
Chongqing Cummins Engine Company, Ltd.	$15	$7	$51	$29
Dongfeng Cummins Engine Company, Ltd.	14	15	51	52
Beijing Foton Cummins Engine Co., Ltd.	6	8	29	33
Tata Cummins, Ltd.	6	6	22	21
All other manufacturers	7	18	41	69
Distribution entities
Komatsu Cummins Chile, Ltda.	15	13	42	40
All other distributors	3	3	10	10
Cummins share of net income	66	70	246	254
Royalty and interest income	33	48	79	116
Equity, royalty and interest income from investees	$99	$118	$325	$370
In September 2023, our Accelera business signed an agreement to form a joint venture, Amplify Cell Technologies LLC, with Daimler Trucks and Buses US Holding LLC (Daimler Truck), PACCAR Inc. (PACCAR) and EVE Energy to accelerate and localize battery cell production and the battery supply chain in the U.S., including building a 21-gigawatt hour battery production facility in Marshall County, Mississippi. The joint venture will manufacture battery cells for electric commercial vehicles and industrial applications. The joint venture meets the definition of a variable interest entity since the equity-at-risk is not currently sufficient to support the future operations of the joint venture. Accelera, Daimler Truck and PACCAR will each own 30 percent of the joint venture and have two board positions, while EVE Energy will own 10 percent and have one board position. All significant decisions require majority or super-majority approval of the board. As a result, we are not the primary beneficiary of the joint venture, and the joint venture will not be consolidated. We will account for the joint venture using the equity method. Our maximum required contribution (the majority of which is expected to be contributed by 2028) to the joint venture is $830 million, which could be reduced by future government incentives received by the joint venture. As of September 30, 2024, we contributed $126 million. In addition, we are required to purchase 33 percent of the joint venture's output in the future or be subject to certain penalties. The joint venture received all government approvals and began operations in May 2024, but is not expected to begin production until 2027.
NOTE 5. INCOME TAXES
Our effective tax rates for the three and nine months ended September 30, 2024, were 19.2 percent and 14.6 percent, respectively. Our effective tax rates for the three and nine months ended September 30, 2023, were 21.4 percent and 21.8 percent, respectively.
The three months ended September 30, 2024, contained net favorable discrete tax items of $36 million, primarily due to $20 million of favorable adjustments from tax return amendments, $15 million of favorable return to provision adjustments and $2 million of favorable share-based compensation tax benefits, partially offset by $1 million of other unfavorable adjustments.
The nine months ended September 30, 2024, contained net favorable discrete tax items primarily due to the $1.3 billion non-taxable gain on the Atmus split-off. Other discrete tax items were net favorable by $66 million, primarily due to $21 million of favorable adjustments related to audit settlements, $20 million of favorable adjustments from tax return amendments, $18 million of favorable return to provision adjustments and $17 million of favorable share-based compensation tax benefits, partially offset by $7 million of unfavorable adjustments for uncertain tax positions and $3 million of other unfavorable adjustments.
The three months ended September 30, 2023, contained net favorable discrete tax items of $5 million, primarily due to $13 million of favorable return to provision adjustments and $1 million of favorable share-based compensation tax benefits, partially offset by $9 million of unfavorable adjustments for uncertain tax positions.
The nine months ended September 30, 2023, contained net favorable discrete tax items of $5 million, primarily due to $15 million of favorable return to provision adjustments and $5 million of favorable share-based compensation tax benefits, partially offset by $11 million of unfavorable adjustments for uncertain tax positions and $4 million of other unfavorable adjustments.

NOTE 6. MARKETABLE SECURITIES
A summary of marketable securities, all of which were classified as current, was as follows:

	September 30, 2024			December 31, 2023
In millions	Cost	Gross unrealized gains/(losses) (1)	Estimated fair value	Cost	Gross unrealized gains/(losses) (1)	Estimated fair value
Equity securities
Level 1
Publicly-traded shares	$7	$(5)	$2	$—	$—	$—
Level 2
Certificates of deposit	260	—	260	246	—	246
Debt mutual funds	213	2	215	272	—	272
Equity mutual funds	17	9	26	22	6	28
Debt securities	15	—	15	16	—	16
Marketable securities	$512	$6	$518	$556	$6	$562

(1) Unrealized gains and losses for debt securities are recorded in other comprehensive income while unrealized gains and losses for equity securities are recorded in our Condensed Consolidated Statements of Net Income.

The fair value of Level 1 securities is derived from the market price at the end of the period. The fair value of Level 2 securities is estimated using actively quoted prices for similar instruments from brokers and observable inputs where available, including market transactions and third-party pricing services, or net asset values provided to investors. We do not currently have any Level 3 securities, and there were no transfers between levels during the nine months ended September 30, 2024, or the year ended December 31, 2023. All debt securities are classified as available-for-sale.

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
The proceeds from sales and maturities of marketable securities were as follows:

	Nine months ended
	September 30,
In millions	2024	2023
Proceeds from sales of marketable securities	$1,008	$812
Proceeds from maturities of marketable securities	105	190
Investments in marketable securities - liquidations	$1,113	$1,002

NOTE 7. INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Inventories included the following:

In millions	September 30, 2024	December 31, 2023
Finished products	$2,964	$2,770
Work-in-process and raw materials	3,391	3,156
Inventories at FIFO cost	6,355	5,926
Excess of FIFO over LIFO	(221)	(249)
Inventories	$6,134	$5,677

NOTE 8. SUPPLEMENTAL BALANCE SHEET DATA
Other assets included the following:

In millions	September 30, 2024	December 31, 2023
Deferred income taxes	$1,073	$1,082
Operating lease assets	512	501
Corporate owned life insurance	446	417
Other	525	543
Other assets	$2,556	$2,543

Other accrued expenses included the following:

In millions	September 30, 2024	December 31, 2023
Marketing accruals	$349	$399
Income taxes payable	266	242
Other taxes payable	217	296
Current portion of operating lease liabilities	133	138
Settlement Agreements (1)	19	1,938
Other	761	741
Other accrued expenses	$1,745	$3,754

(1) See NOTE 11, "COMMITMENTS AND CONTINGENCIES," for additional information.
Other liabilities included the following:

In millions	September 30, 2024	December 31, 2023
Accrued product warranty (1)	$847	$777
Pensions	488	530
Operating lease liabilities	393	374
Deferred income taxes	386	530
Accrued compensation	187	213
Other postretirement benefits	120	131
Mark-to-market valuation on interest rate derivatives	81	117
Long-term income taxes	5	111
Other	655	647
Other liabilities	$3,162	$3,430

(1) See NOTE 10, "PRODUCT WARRANTY LIABILITY," for additional information.

NOTE 9. DEBT
Loans Payable and Commercial Paper
Loans payable, commercial paper and the related weighted-average interest rates were as follows:

In millions	September 30, 2024	December 31, 2023
Loans payable (1)	$441	$280
Commercial paper (2)	1,636	1,496

(1) Loans payable consist primarily of notes payable to various international and domestic financial institutions. It is not practicable to aggregate these notes and calculate a quarterly weighted-average interest rate.

(2) The weighted-average interest rate, inclusive of all brokerage fees, was 5.25 percent and 5.43 percent at September 30, 2024, and December 31, 2023, respectively.

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
Our committed credit facilities provide access up to $4.0 billion, including our $2.0 billion 364-day facility that expires June 2, 2025, and our $2.0 billion five-year facility that expires on June 3, 2029. We intend to maintain credit facilities at the current or higher aggregate amounts by renewing or replacing these facilities at or before expiration. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. There were no outstanding borrowings under these facilities at September 30, 2024, and December 31, 2023. At September 30, 2024, the $1.6 billion of outstanding commercial paper effectively reduced the $4.0 billion of revolving credit capacity to $2.4 billion.
At September 30, 2024, we also had an additional $527 million available for borrowings under our international and other domestic credit facilities.

Long-term Debt
A summary of long-term debt was as follows:

In millions	Interest Rate	September 30, 2024	December 31, 2023
Long-term debt
Hydrogenics promissory notes, due 2024 and 2025	—%	$160	$160
Term loan, due 2025 (1) (2)	Variable	—	1,150
Senior notes, due 2025 (3)	0.75%	500	500
Atmus term loan, due 2027 (4)	Variable	—	600
Debentures, due 2027	6.75%	58	58
Debentures, due 2028	7.125%	250	250
Senior notes, due 2029	4.90%	500	—
Senior notes, due 2030 (3)	1.50%	850	850
Senior notes, due 2034	5.15%	750	—
Senior notes, due 2043	4.875%	500	500
Senior notes, due 2050	2.60%	650	650
Senior notes, due 2054	5.45%	1,000	—
Debentures, due 2098 (5)	5.65%	165	165
Other debt		165	94
Unamortized discount and deferred issuance costs		(92)	(72)
Fair value adjustments due to hedge on indebtedness		(70)	(96)
Finance leases		124	111
Total long-term debt		5,510	4,920
Less: Current maturities of long-term debt		654	118
Long-term debt		$4,856	$4,802

(1) During the first nine months of 2024, we repaid the outstanding balance of the term loan.
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
Principal payments required on long-term debt during the next five years are as follows:

In millions	2024	2025	2026	2027	2028
Principal payments	$60	$661	$66	$100	$290

Fair Value of Debt
Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair values and carrying values of total debt, including current maturities, were as follows:

In millions	September 30, 2024	December 31, 2023
Fair value of total debt (1)	$7,426	$6,375
Carrying value of total debt	7,587	6,696

(1) The fair value of debt is derived from Level 2 input measures.
NOTE 10. PRODUCT WARRANTY LIABILITY
A tabular reconciliation of the product warranty liability, including the deferred revenue related to our extended warranty coverage and accrued product campaigns, was as follows:

	Nine months ended
	September 30,
In millions	2024	2023
Balance at beginning of year	$2,497	$2,477
Provision for base warranties issued	490	458
Deferred revenue on extended warranty contracts sold	263	244
Provision for product campaigns issued	48	17
Payments made during period	(533)	(429)
Amortization of deferred revenue on extended warranty contracts	(222)	(226)
Changes in estimates for pre-existing product warranties and campaigns	94	19
Foreign currency translation adjustments and other	(7)	(2)
Balance at end of period	$2,630	$2,558

We recognized supplier recoveries of $4 million and $38 million for the three and nine months ended September 30, 2024, compared with $7 million and $19 million for the comparable periods in 2023.
Warranty related deferred revenues and warranty liabilities on our Condensed Consolidated Balance Sheets were as follows:

In millions	September 30, 2024	December 31, 2023	Balance Sheet Location
Deferred revenue related to extended coverage programs
Current portion	$287	$279	Current portion of deferred revenue
Long-term portion	811	774	Deferred revenue
Total	$1,098	$1,053

Product warranty
Current portion	$685	$667	Current portion of accrued product warranty
Long-term portion	847	777	Other liabilities
Total	$1,532	$1,444

Total warranty accrual	$2,630	$2,497

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
In December 2023, we announced that we reached an agreement in principle with the EPA, CARB, the Environmental and Natural Resources Division of the U.S. Department of Justice and the California Attorney General’s Office to resolve certain regulatory civil claims regarding our emissions certification and compliance process for certain engines primarily used in pick-up truck applications in the U.S., which became final and effective in April 2024 (collectively, the Settlement Agreements). As part of the Settlement Agreements, among other things, we agreed to pay civil penalties, complete recall requirements, undertake mitigation projects, provide extended warranties, undertake certain testing, take certain corporate compliance measures and make other payments. Failure to comply with the terms and conditions of the Settlement Agreements subjects us to stipulated penalties. We recorded a charge of $2.0 billion in the fourth quarter of 2023 to resolve the matters addressed by the Settlement Agreements involving approximately one million of our pick-up truck applications in the U.S. This charge was in addition to the previously announced charges of $59 million for the recalls of model years 2013 through 2018 RAM 2500 and 3500 trucks and model years 2016 through 2019 Titan trucks. We made $1.9 billion of payments required by the Settlement Agreements in the second quarter of 2024. In the third quarter of 2024, we have accrued immaterial amounts related to stipulated penalties we determined to be probable and estimable. Any further non-compliance with the Settlement Agreements will likely subject us to further stipulated penalties and other adverse consequences.
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
Guarantees and Commitments
Periodically, we enter into guarantee arrangements, including guarantees of non-U.S. distributor financings, residual value guarantees on equipment under operating leases and other miscellaneous guarantees of joint ventures or third-party obligations. At September 30, 2024, the maximum potential loss related to these guarantees was $52 million.
We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. At September 30, 2024, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $533 million. These arrangements enable us to secure supplies of critical components and IT services. We do not currently anticipate paying any penalties under these contracts.
We enter into physical forward contracts with suppliers of platinum, palladium and iridium to purchase certain volumes of the commodities at contractually stated prices for various periods, which generally fall within two years. At September 30, 2024, the total commitments under these contracts were $31 million. These arrangements enable us to guarantee the prices of these commodities, which otherwise are subject to market volatility.

We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance. These performance bonds and other performance-related guarantees were $252 million at September 30, 2024.
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

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE LOSS
Following are the changes in accumulated other comprehensive income (loss) by component for the three months ended:

In millions	Change in pension and OPEB plans	Foreign currency translation adjustment	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at June 30, 2024	$(848)	$(1,595)	$108	$(2,335)
Other comprehensive income (loss) before reclassifications
Before-tax amount	1	142	(3)	140	$2	$142
Tax benefit	—	21	1	22	—	22
After-tax amount	1	163	(2)	162	2	164
Amounts reclassified from accumulated other comprehensive income (loss) (1)	4	—	(5)	(1)	—	(1)
Net current period other comprehensive income (loss)	5	163	(7)	161	$2	$163
Balance at September 30, 2024	$(843)	$(1,432)	$101	$(2,174)

Balance at June 30, 2023	$(434)	$(1,581)	$98	$(1,917)
Other comprehensive income (loss) before reclassifications
Before-tax amount	1	(154)	34	(119)	$(7)	$(126)
Tax expense	—	(2)	(9)	(11)	—	(11)
After-tax amount	1	(156)	25	(130)	(7)	(137)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	2	—	(6)	(4)	—	(4)
Net current period other comprehensive income (loss)	3	(156)	19	(134)	$(7)	$(141)
Balance at September 30, 2023	$(431)	$(1,737)	$117	$(2,051)

(1) Amounts are net of tax. Reclassifications out of accumulated other comprehensive income (loss) and the related tax effects are immaterial for separate disclosure.

Following are the changes in accumulated other comprehensive income (loss) by component for the nine months ended:

In millions	Change in pension and OPEB plans	Foreign currency translation adjustment		Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at December 31, 2023	$(848)	$(1,457)		$99	$(2,206)
Other comprehensive income (loss) before reclassifications
Before-tax amount	(14)	(56)		23	(47)	$(3)	$(50)
Tax benefit (expense)	3	20		(5)	18	—	18
After-tax amount	(11)	(36)		18	(29)	(3)	(32)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	16	61	(2)	(16)	61	—	61
Net current period other comprehensive (loss) income	5	25		2	32	$(3)	$29
Balance at September 30, 2024	$(843)	$(1,432)		$101	$(2,174)

Balance at December 31, 2022	$(427)	$(1,552)		$89	$(1,890)
Other comprehensive income (loss) before reclassifications
Before-tax amount	(12)	(190)		49	(153)	$(6)	$(159)
Tax benefit (expense)	2	5		(10)	(3)	—	(3)
After-tax amount	(10)	(185)		39	(156)	(6)	(162)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	6	—		(11)	(5)	—	(5)
Net current period other comprehensive (loss) income	(4)	(185)		28	(161)	$(6)	$(167)
Balance at September 30, 2023	$(431)	$(1,737)		$117	$(2,051)

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
Foreign Currency Exchange Rate Risk
We had foreign currency forward contracts with notional amounts of $4.3 billion at September 30, 2024, with the following currencies comprising 84 percent of outstanding foreign currency forward contracts: British pound, Chinese renminbi, Australian dollar, Canadian dollar and Euro. We had foreign currency forward contracts with notional amounts of $4.5 billion at December 31, 2023, with the following currencies comprising 85 percent of outstanding foreign currency forward contracts: British pound, Chinese renminbi, Canadian dollar, Australian dollar and Swedish krona.
We are further exposed to foreign currency exchange risk as many of our subsidiaries are subject to fluctuations as the functional currencies of the underlying entities are not our U.S. dollar reporting currency. To help reduce volatility in the equity value of our subsidiaries, we enter into foreign exchange forwards designated as net investment hedges for certain of our investments. Under the current terms of our foreign exchange forwards, we agreed with third parties to sell British pounds, Chinese renminbi and Euros in exchange for U.S. dollar currency at a specified rate at the maturity of the contract. The notional amount of these hedges at September 30, 2024, was $1.6 billion.
The following table summarizes the net investment hedge activity in accumulated other comprehensive loss (AOCL):

	Three months ended				Nine months ended
	September 30,				September 30,
In millions	2024		2023		2024		2023
Type of Derivative	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Earnings	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Earnings	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Earnings	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Earnings
Foreign exchange forwards	$(44)	$—	$22	$—	$(41)	$—	$(6)	$—

Interest Rate Risk
In September 2023, we entered into a series of interest rate swaps with a total notional value of $500 million in order to trade a portion of the floating rate into a fixed rate on our term loan, due in 2025. The weighted-average interest rate of the interest rate swaps was 5.72 percent. We designated the swaps as cash flow hedges. The gains and losses on these derivative instruments are initially recorded in other comprehensive income and reclassified into earnings as interest expense in the Condensed Consolidated Financial Statements as each interest payment is accrued. We settled $400 million of interest rate swaps in the second quarter of 2024 and the remaining $100 million in the third quarter of 2024. The losses recognized on settlements were immaterial. The interest rate swap activity in AOCL was immaterial for the three and nine months ended September 30, 2023.
In 2021, we entered into a series of interest rate swaps to effectively convert our $500 million senior notes, due in 2025, from a fixed rate of 0.75 percent to a floating rate equal to the three-month London Interbank Offered Rate (LIBOR) plus a spread (subsequently adjusted to Secured Overnight Financing Rate (SOFR) under a fallback protocol in our derivative agreements in the third quarter of 2023), and $400 million of the notional amount remained unsettled at September 30, 2024. We also entered into a series of interest rate swaps to effectively convert $765 million of our $850 million senior notes, due in 2030, from a fixed rate of 1.50 percent to a floating rate equal to the three-month LIBOR plus a spread (also similarly adjusted to SOFR). We designated the swaps as fair value hedges. The gain or loss on these derivative instruments, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current income as interest expense. The net swap settlements that accrue each period are also reported in the Condensed Consolidated Financial Statements as interest expense.

The following table summarizes the gains and losses:

	Three months ended				Nine months ended
	September 30,				September 30,
In millions	2024		2023		2024		2023
Type of Swap	Gain (Loss) on Swaps	Gain (Loss) on Borrowings	Gain (Loss) on Swaps	Gain (Loss) on Borrowings	Gain (Loss) on Swaps	Gain (Loss) on Borrowings	Gain (Loss) on Swaps	Gain (Loss) on Borrowings
Interest rate swaps (1)	$38	$(35)	$(17)	$19	$31	$(27)	$(10)	$13

(1) The difference between the gain (loss) on swaps and borrowings represents hedge ineffectiveness.
Derivatives Not Designated as Hedging Instruments
The following table summarizes the effect on our Condensed Consolidated Statements of Net Income for derivative instruments not designated as hedging instruments:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2024	2023	2024	2023
(Loss) gain recognized in income - Cost of sales (1)	$(2)	$1	$(1)	$(2)
Gain (loss) recognized in income - Other income (expense), net (1)	104	(60)	60	(77)

(1) Includes foreign currency forward contracts.

Fair Value Amount and Location of Derivative Instruments
The following table summarizes the location and fair value of derivative instruments on our Condensed Consolidated Balance Sheets:

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
In millions	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Notional amount	$3,869	$2,997	$3,286	$3,610

Derivative assets
Prepaid expenses and other current assets (1)	$21	$14	$56	$16

Derivative liabilities
Other accrued expenses	$32	$43	$16	$14
Other liabilities	86	117	—	—
Total derivative liabilities (1)	$118	$160	$16	$14

(1) Estimates of the fair value of all derivative assets and liabilities above are derived from Level 2 inputs, which are estimated using actively quoted prices for similar instruments from brokers and observable inputs where available, including market transactions and third-party pricing services, or net asset values provided to investors. We do not currently have any Level 3 input measures and there were no transfers into or out of Level 2 or 3 during the nine months ended September 30, 2024, or the year ended December 31, 2023.

We elected to present our derivative contracts on a gross basis in our Condensed Consolidated Balance Sheets. Had we chosen to present on a net basis, we would have derivatives in a net asset position of $31 million and $4 million and derivatives in a net liability position of $88 million and $148 million at September 30, 2024, and December 31, 2023, respectively.

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
We evaluated the full divestiture of Atmus and determined the transaction did not qualify for discontinued operation presentation. We recognized a gain related to the divestiture of approximately $1.3 billion (based on the difference between the fair value of the Cummins shares obtained less the carrying value of our Atmus investment), which was recorded in other income, net in the Condensed Consolidated Statements of Net Income for the nine months ended September 30, 2024. Approximately $114 million of goodwill was included in the carrying value of the Atmus investment for purposes of calculating the gain. The operating results of Atmus were reported in the Condensed Consolidated Financial Statements through March 18, 2024, the date of divestiture.
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
Acquisitions for the nine months ended September 30, 2024 and 2023, were as follows:

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

Summarized financial information regarding our reportable operating segments for the three and nine months ended September 30, 2024 and 2023 is shown in the table below:

In millions	Components		Engine	Distribution	Power Systems	Accelera	Total Segments
Three months ended September 30, 2024
External sales	$2,287		$2,215	$2,942	$912	$100	$8,456
Intersegment sales	437		698	10	775	10	1,930
Total sales	2,724		2,913	2,952	1,687	110	10,386
Research, development and engineering expenses	85		147	13	57	57	359
Equity, royalty and interest income (loss) from investees	12		53	25	20	(11)	99
Interest income	4		2	7	1	—	14
Segment EBITDA	351		427	370	328	(115)	1,361
Depreciation and amortization (1)	121		62	31	33	16	263

Three months ended September 30, 2023
External sales	$2,780		$2,236	$2,519	$798	$98	$8,431
Intersegment sales	456		695	16	646	5	1,818
Total sales	3,236		2,931	2,535	1,444	103	10,249
Research, development and engineering expenses	93		159	14	60	50	376
Equity, royalty and interest income (loss) from investees	26		62	22	11	(3)	118
Interest income	8		4	9	3	—	24
Segment EBITDA	441	(2)	395	306	234	(114)	1,262
Depreciation and amortization (1)	120		59	28	30	18	255

Nine months ended September 30, 2024
External sales	$7,647		$6,923	$8,292	$2,508	$285	$25,655
Intersegment sales	1,391		2,069	24	2,157	29	5,670
Total sales	9,038		8,992	8,316	4,665	314	31,325
Research, development and engineering expenses	250		468	41	180	166	1,105
Equity, royalty and interest income (loss) from investees	51		158	73	65	(22)	325
Interest income	21		16	29	7	—	73
Segment EBITDA	1,230	(2)	1,286	978	866	(333)	4,027
Depreciation and amortization (1)	367		181	92	99	45	784

Nine months ended September 30, 2023
External sales	$8,747		$6,751	$7,494	$2,271	$259	$25,522
Intersegment sales	1,471		2,154	42	1,973	14	5,654
Total sales	10,218		8,905	7,536	4,244	273	31,176
Research, development and engineering expenses	287		441	43	189	150	1,110
Equity, royalty and interest income (loss) from investees	71		198	70	42	(11)	370
Interest income	21		14	24	7	1	67
Segment EBITDA	1,434	(2)	1,277	940	654	(322)	3,983
Depreciation and amortization (1)	368		166	84	91	47	756

(1) Depreciation and amortization, as shown on a segment basis, excludes the amortization of debt discount and deferred costs included in the Condensed Consolidated Statements of Net Income as interest expense. The amortization of debt discount and deferred costs was $10 million and $4 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. A portion of depreciation expense is included in research, development and engineering expenses.

(2) Included $21 million of costs associated with the divestiture of Atmus for the nine months ended September 30, 2024. Included $20 million and $50 million of costs associated with the divestiture of Atmus for the three and nine months ended September 30, 2023. See NOTE 14, "ATMUS INITIAL PUBLIC OFFERING (IPO) AND DIVESTITURE," for additional information.

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Net Income is shown in the table below:

	Three months ended			Nine months ended
	September 30,			September 30,
In millions	2024	2023		2024		2023
TOTAL SEGMENT EBITDA	$1,361	$1,262		$4,027		$3,983
Intersegment eliminations and other (1)	28	(32)	(2)	1,279	(3)	(88)	(2)
Less:
Interest expense	83	97		281		283
Depreciation and amortization	263	255		784		756
INCOME BEFORE INCOME TAXES	$1,043	$878		$4,241		$2,856

(1) Included intersegment sales, intersegment profit in inventory and unallocated corporate expenses.
(2) Included $6 million and $17 million of costs associated with the divestiture of Atmus for the three and nine months ended September 30, 2023.
(3) Included a $1.3 billion gain related the divestiture of Atmus and $14 million of costs associated with the divestiture of Atmus (included in corporate expenses) for the nine months ended September 30, 2024. See NOTE 14, "ATMUS INITIAL PUBLIC OFFERING (IPO) AND DIVESTITURE," for additional information.

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
Divestiture of Atmus
On March 18, 2024, we completed the divestiture of our remaining 80.5 percent ownership of Atmus Filtration Technologies Inc. (Atmus) common stock through a tax-free split-off. The exchange resulted in a reduction of shares of our common stock outstanding by 5.6 million shares and a gain of approximately $1.3 billion. See NOTE 14, "ATMUS INITIAL PUBLIC OFFERING (IPO) AND DIVESTITURE," to the Condensed Consolidated Financial Statements for additional information.
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
2024 Third Quarter and Year-to-Date Results
A summary of our results is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions, except per share amounts	2024	2023	2024	(1)	2023
Net sales	$8,456	$8,431	$25,655		$25,522
Net income attributable to Cummins Inc.	809	656	3,528		2,166
Earnings per common share attributable to Cummins Inc.
Basic	$5.90	$4.63	$25.47		$15.29
Diluted	5.86	4.59	25.31		15.19

(1) Net income and earnings per common share included the non-taxable gain associated with the divestiture of Atmus for the nine months ended September 30, 2024.
The table below presents our consolidated net sales by geographic area based on the location of the customer:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,		(Unfavorable)		September 30,		(Unfavorable)
In millions	2024	2023	Amount	Percent	2024	2023	Amount	Percent
United States and Canada	$5,177	$5,210	$(33)	(1)%	$15,789	$15,612	$177	1%
International	3,279	3,221	58	2%	9,866	9,910	(44)	—%
Total net sales	$8,456	$8,431	$25	—%	$25,655	$25,522	$133	1%
Worldwide revenues were relatively flat in the three months ended September 30, 2024, compared to the same period in 2023, as increased power generation demand (primarily data center markets) was mostly offset by the divestiture of Atmus. International sales (excludes the U.S. and Canada) improved 2 percent primarily due to higher sales in India and Asia Pacific, partially offset by lower sales in Latin America. The increase in international sales was primarily due to higher demand for power generation products (especially in China and India), partially offset by the divestiture of Atmus. Net sales in the U.S. and Canada declined 1 percent primarily due to the divestiture of Atmus, partially offset by higher demand in power generation markets. Unfavorable foreign currency fluctuations impacted international sales by 2 percent (primarily the Brazilian real).

Worldwide revenues increased by 1 percent in the nine months ended September 30, 2024, compared to the same period in 2023, due to increased power generation demand (mostly data center markets) and higher demand in North American medium-duty truck and bus markets, partially offset by the divestiture of Atmus, lower emission solutions demand (mainly in China) and weaker demand in global construction markets. Net sales in the U.S. and Canada improved 1 percent primarily due to higher demand in power generation markets and medium-duty truck and bus markets, partially offset by the divestiture of Atmus. International sales (excludes the U.S. and Canada) were relatively flat as lower sales in Europe and China were mostly offset with higher sales in Latin America and India. The decrease in international sales was primarily due to the divestiture of Atmus and lower emission solutions demand (mainly in China), largely offset by increased demand in power generation markets (mainly Europe, Asia Pacific, China and India). Unfavorable foreign currency fluctuations impacted international sales by 1 percent (primarily the Chinese renminbi, Brazilian real and Indian rupee).
The following tables contain sales and EBITDA (defined as earnings or losses before interest expense, income taxes, depreciation and amortization and noncontrolling interests) by operating segment for the three and nine months ended September 30, 2024 and 2023. See NOTE 16, "OPERATING SEGMENTS," to the Condensed Consolidated Financial Statements for additional information and a reconciliation of our segment information to the corresponding amounts in our Condensed Consolidated Statements of Net Income.

	Three months ended September 30,
Operating Segments	2024			2023				Percent change
		Percent			Percent			2024 vs. 2023
In millions	Sales	of Total	EBITDA	Sales	of Total	EBITDA		Sales	EBITDA
Components	$2,724	32%	$351	$3,236	38%	$441		(16)%	(20)%
Engine	2,913	35%	427	2,931	35%	395		(1)%	8%
Distribution	2,952	35%	370	2,535	30%	306		16%	21%
Power Systems	1,687	20%	328	1,444	17%	234		17%	40%
Accelera	110	1%	(115)	103	1%	(114)		7%	(1)%
Intersegment eliminations	(1,930)	(23)%	28	(1,818)	(21)%	(32)		6%	NM
Total	$8,456	100%	$1,389	$8,431	100%	$1,230	(1)	—%	13%

"NM" - not meaningful information
(1) EBITDA included $26 million of costs associated with the IPO and divestiture of Atmus for the three months ended September 30, 2023.
Net income attributable to Cummins Inc. was $809 million, or $5.86 per diluted share, on sales of $8.5 billion for the three months ended September 30, 2024, versus the comparable prior year period net income attributable to Cummins Inc. of $656 million, or $4.59 per diluted share, on sales of $8.4 billion. The increases in net income attributable to Cummins Inc. and earnings per diluted share were driven by improved gross margin and favorable changes in corporate owned life insurance. The increase in gross margin was primarily due to favorable pricing and higher volumes, partially offset by the divestiture of Atmus and higher compensation expenses.

	Nine months ended September 30,
Operating Segments	2024				2023				Percent change
		Percent				Percent			2024 vs. 2023
In millions	Sales	of Total	EBITDA		Sales	of Total	EBITDA		Sales	EBITDA
Components	$9,038	35%	$1,230		$10,218	40%	$1,434		(12)%	(14)%
Engine	8,992	35%	1,286		8,905	35%	1,277		1%	1%
Distribution	8,316	33%	978		7,536	29%	940		10%	4%
Power Systems	4,665	18%	866		4,244	17%	654		10%	32%
Accelera	314	1%	(333)		273	1%	(322)		15%	(3)%
Intersegment eliminations	(5,670)	(22)%	1,279		(5,654)	(22)%	(88)		—%	NM
Total	$25,655	100%	$5,306	(1)	$25,522	100%	$3,895	(2)	1%	36%

"NM" - not meaningful information
(1) EBITDA included a $1.3 billion gain recognized on the divestiture of Atmus and $35 million of costs associated with the divestiture of Atmus for the nine months ended September 30, 2024.
(2) EBITDA included $67 million of costs associated with the IPO and divestiture of Atmus for the nine months ended September 30, 2023.

Net income attributable to Cummins Inc. was $3.5 billion, or $25.31 per diluted share, on sales of $25.7 billion for the nine months ended September 30, 2024, versus the comparable prior year period net income attributable to Cummins Inc. of $2.2 billion, or $15.19 per diluted share, on sales of $25.5 billion. The increases in net income attributable to Cummins Inc. and earnings per diluted share were driven by the gain recognized on the divestiture of Atmus. Diluted earnings per common share for the nine months ended September 30, 2024, benefited $0.71 from fewer weighted-average shares outstanding due to treasury shares reacquired in the Atmus divestiture.
2024 Highlights
We generated $65 million of cash from operations for the nine months ended September 30, 2024, compared to generating $2.5 billion for the comparable period in 2023. See the section titled "Cash Flows" in the "LIQUIDITY AND CAPITAL RESOURCES" section for a discussion of items impacting cash flows.
Our debt to capital ratio (total capital defined as debt plus equity) at September 30, 2024, was 40.1 percent, compared to 40.3 percent at December 31, 2023. The decrease was primarily due to the increased equity balance from strong earnings since December 31, 2023, partially offset by higher debt balances at September 30, 2024. At September 30, 2024, we had $2.3 billion in cash and marketable securities on hand and access to our $4.0 billion credit facilities (net of $1.6 billion of commercial paper outstanding), if necessary, to meet working capital, investment, acquisition and funding needs.
In July 2024, we settled the remaining $100 million of interest rate swaps and repaid the outstanding $100 million of our related term loan due in 2025. See NOTE 9, “DEBT,” and NOTE 13, "DERIVATIVES," to our Condensed Consolidated Financial Statements for additional information.
In July 2024, the Board of Directors (Board) authorized an increase to our quarterly dividend of approximately 8 percent from $1.68 per share to $1.82 per share.
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
In the first nine months of 2024, the investment gain on our U.S. pension trusts was 6.3 percent, while our U.K. pension trusts' loss was 3.3 percent. We anticipate making additional defined benefit pension contributions during the remainder of 2024 of $14 million for our U.S. and U.K. qualified and non-qualified pension plans. We expect our 2024 annual net periodic pension cost to approximate $34 million.
As of the date of this filing, our credit ratings and outlooks from the credit rating agencies remain unchanged.

RESULTS OF OPERATIONS

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,		(Unfavorable)		September 30,		(Unfavorable)
In millions, except per share amounts	2024	2023	Amount	Percent	2024	2023	Amount	Percent
NET SALES	$8,456	$8,431	$25	—%	$25,655	$25,522	$133	1%
Cost of sales	6,285	6,360	75	1%	19,250	19,274	24	—%
GROSS MARGIN	2,171	2,071	100	5%	6,405	6,248	157	3%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	807	831	24	3%	2,474	2,457	(17)	(1)%
Research, development and engineering expenses	359	376	17	5%	1,107	1,110	3	—%
Equity, royalty and interest income from investees	99	118	(19)	(16)%	325	370	(45)	(12)%
Other operating expense, net	54	32	(22)	(69)%	131	78	(53)	(68)%
OPERATING INCOME	1,050	950	100	11%	3,018	2,973	45	2%
Interest expense	83	97	14	14%	281	283	2	1%
Other income, net	76	25	51	NM	1,504	166	1,338	NM
INCOME BEFORE INCOME TAXES	1,043	878	165	19%	4,241	2,856	1,385	48%
Income tax expense	200	188	(12)	(6)%	618	623	5	1%
CONSOLIDATED NET INCOME	843	690	153	22%	3,623	2,233	1,390	62%
Less: Net income attributable to noncontrolling interests	34	34	—	—%	95	67	(28)	(42)%
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$809	$656	$153	23%	$3,528	$2,166	$1,362	63%
Diluted Earnings Per Common Share Attributable to Cummins Inc.	$5.86	$4.59	$1.27	28%	$25.31	$15.19	$10.12	67%

"NM" - not meaningful information

	Three months ended		Favorable/ (Unfavorable)	Nine months ended		Favorable/ (Unfavorable)
	September 30,			September 30,
Percent of sales	2024	2023	Percentage Points	2024	2023	Percentage Points
Gross margin	25.7%	24.6%	1.1	25.0%	24.5%	0.5
Selling, general and administrative expenses	9.5%	9.9%	0.4	9.6%	9.6%	—
Research, development and engineering expenses	4.2%	4.5%	0.3	4.3%	4.3%	—

Net Sales
Net sales for the three months ended September 30, 2024, increased by $25 million versus the comparable period in 2023. The primary drivers were as follows:
•Distribution segment sales increased 16 percent principally due to higher demand in power generation markets, especially in North America and Europe.
•Power Systems segment sales increased 17 percent primarily due to higher demand in power generation markets, especially in China and North America.
These increases were partially offset by the following:
•Components segment sales decreased 16 percent mainly due to the divestiture of Atmus on March 18, 2024.
•Engine segment sales decreased 1 percent largely due to lower demand in North American heavy-duty and light-duty automotive truck markets, partially offset by stronger demand in North American medium-duty truck and bus markets.
Net sales for the nine months ended September 30, 2024, increased $133 million versus the comparable period in 2023. The primary drivers were as follows:
•Distribution segment sales increased 10 percent principally due to higher demand in power generation markets, especially in North America and Europe.
•Power Systems segment sales increased 10 percent primarily due to higher demand in power generation markets, especially in North America and China.

•Engine segment sales increased 1 percent largely due to stronger demand in North American medium-duty truck markets, partially offset by lower demand in global construction markets and North American heavy-duty and light-duty automotive truck markets.
These increases were partially offset by decreased Components segment sales of 12 percent mainly due to the divestiture of Atmus on March 18, 2024.
Sales to international markets (excludes the U.S. and Canada), based on location of customers, for the three and nine months ended September 30, 2024, were 39 percent and 38 percent of total net sales compared with 38 percent and 39 percent of total net sales for the comparable periods in 2023. A more detailed discussion of sales by segment is presented in the “OPERATING SEGMENT RESULTS” section.
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
Gross Margin
Gross margin increased $100 million for the three months ended September 30, 2024, and increased 1.1 points as a percentage of net sales versus the comparable period in 2023. The increases in gross margin and gross margin as a percentage of sales were primarily due to favorable pricing and higher volumes, partially offset by the divestiture of Atmus and higher compensation expenses. Compensation and related expenses included salaries, fringe benefits and variable compensation.
Gross margin increased $157 million for the nine months ended September 30, 2024, and increased 0.5 points as a percentage of sales versus the comparable period in 2023. The increases in gross margin and gross margin as a percentage of sales were primarily due to favorable pricing, lower material costs and higher volumes, partially offset by higher compensation expenses, the divestiture of Atmus and increased product coverage.
The provision for base warranties issued as a percent of sales for the three and nine months ended September 30, 2024, was 1.9 percent and 1.9 percent, respectively, compared to 1.9 percent and 1.8 percent for the comparable periods in 2023.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $24 million for the three months ended September 30, 2024, versus the comparable period in 2023, primarily due to lower consulting expenses. Selling, general and administrative expenses increased $17 million for the nine months ended September 30, 2024, versus the comparable period in 2023, primarily due to higher compensation expenses. Compensation and related expenses included salaries, fringe benefits and variable compensation.
Research, Development and Engineering Expenses
Research, development and engineering expenses decreased $17 million for the three months ended September 30, 2024, versus the comparable period in 2023, primarily due to lower spending on prototypes and external testing and decreased compensation expenses, partially offset by lower expense recoveries. Research, development and engineering expenses decreased $3 million for the nine months ended September 30, 2024, versus the comparable period in 2023, primarily due to lower spending on external testing. Compensation and related expenses included salaries, fringe benefits and variable compensation.
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
Equity, Royalty and Interest Income from Investees
Equity, royalty and interest income from investees decreased $19 million for the three months ended September 30, 2024, versus the comparable period in 2023, primarily due to lower royalty and interest income from investees and start-up costs at Amplify Cell Technologies LLC, partially offset by higher earnings at Chongqing Cummins Engine Co., Ltd. See NOTE 4, "EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES," to the Condensed Consolidated Financial Statements for additional information.

Equity, royalty and interest income from investees decreased $45 million for the nine months ended September 30, 2024, versus the comparable period in 2023, primarily due to lower royalty and interest income from investees, the absence of earnings from joint ventures associated with the divestiture of Atmus Filtration Technologies Inc. and start-up costs at Amplify Cell Technologies LLC, partially offset by higher earnings at Chongqing Cummins Engine Co., Ltd.
Other Operating Expense, Net
Other operating expense, net was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2024	2023	2024	2023
Amortization of intangible assets	$(32)	$(34)	$(97)	$(100)
Flood damage expenses	(10)	—	(10)	—
Loss on write-off of assets	(2)	(1)	(15)	(3)
Royalty income, net	2	1	7	12
Other, net	(12)	2	(16)	13
Total other operating expense, net	$(54)	$(32)	$(131)	$(78)
Interest Expense
Interest expense was $83 million and $281 million for the three and nine months ended September 30, 2024, versus $97 million and $283 million for the comparable periods in 2023. Interest expense decreased $14 million for the three months ended September 30, 2024, primarily due to lower weighted-average interest rates on borrowings. Interest expense decreased $2 million for the nine months ended September 30, 2024, primarily due to lower average debt balances, partially offset by higher weighted-average interest rates.
Other Income, Net
Other income, net was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2024	2023	2024	2023
Non-service pension and OPEB income	$30	$32	$82	$94
Gain (loss) on corporate owned life insurance	29	(28)	30	(8)
Interest income	14	24	73	67
Gain on sale of marketable securities, net	6	—	10	8
Gain related to divestiture of Atmus (1)	—	—	1,333	—
Foreign currency loss, net	(10)	(5)	(33)	(4)
Other, net	7	2	9	9
Total other income, net	$76	$25	$1,504	$166

(1) See NOTE 14, "ATMUS INITIAL PUBLIC OFFERING (IPO) AND DIVESTITURE," to our Condensed Consolidated Financial Statements for additional information.

Income Tax Expense
Our effective tax rate for 2024, excluding discrete items, is expected to approximate 23.5 percent.
Our effective tax rates for the three and nine months ended September 30, 2024, were 19.2 percent and 14.6 percent, respectively. Our effective tax rates for the three and nine months ended September 30, 2023, were 21.4 percent and 21.8 percent, respectively.
The three months ended September 30, 2024, contained net favorable discrete tax items of $36 million, primarily due to $20 million of favorable adjustments from tax return amendments, $15 million of favorable return to provision adjustments and $2 million of favorable share-based compensation tax benefits, partially offset by $1 million of other unfavorable adjustments.
The nine months ended September 30, 2024, contained net favorable discrete tax items primarily due to the $1.3 billion non-taxable gain on the Atmus split-off. Other discrete tax items were net favorable by $66 million, primarily due to $21 million of favorable adjustments related to audit settlements, $20 million of favorable adjustments from tax return amendments, $18 million of favorable return to provision adjustments and $17 million of favorable share-based compensation tax benefits, partially offset by $7 million of unfavorable adjustments for uncertain tax positions and $3 million of other unfavorable adjustments.
The three months ended September 30, 2023, contained net favorable discrete tax items of $5 million, primarily due to $13 million of favorable return to provision adjustments and $1 million of favorable share-based compensation tax benefits, partially offset by $9 million of unfavorable adjustments for uncertain tax positions.
The nine months ended September 30, 2023, contained net favorable discrete tax items of $5 million, primarily due to $15 million of favorable return to provision adjustments and $5 million of favorable share-based compensation tax benefits, partially offset by $11 million of unfavorable adjustments for uncertain tax positions and $4 million of other unfavorable adjustments.
Noncontrolling Interests
Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities. Noncontrolling interests in income of consolidated subsidiaries for the three and nine months ended September 30, 2024, was flat and increased $28 million versus the comparable periods in 2023. For the three months ended September 30, 2024, higher earnings at Cummins India Limited were offset by the divestiture of Atmus. The increase for the nine months ended September 30, 2024, was primarily due to higher earnings at Cummins India Limited and the absence of losses at Hydrogenics Corporation resulting from the June 2023 acquisition, partially offset by lower earnings at Eaton Cummins Joint Venture and the divestiture of Atmus.

Comprehensive Income - Foreign Currency Translation Adjustment
The foreign currency translation adjustment was a net gain of $165 million and $22 million, for the three and nine months ended September 30, 2024, respectively, compared to a net loss of $163 million and $191 million, for the three and nine months ended September 30, 2023, respectively, driven by the following:

	Three months ended
	September 30,
	2024		2023
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly-owned subsidiaries	$134	Chinese renminbi, Euro	$(142)	British pound, Brazilian real, Chinese renminbi, Indian rupee
Equity method investments	29	Chinese renminbi	(14)	Chinese renminbi, Indian rupee, Brazilian real
Consolidated subsidiaries with a noncontrolling interest	2	Chinese renminbi	(7)	Indian rupee, Chinese renminbi
Total	$165		$(163)

	Nine months ended
	September 30,
	2024		2023
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly-owned subsidiaries	$11	British pound, Euro, partially offset by Brazilian real	$(141)	Chinese renminbi, partially offset by Brazilian real
Equity method investments	14	Indian rupee	(44)	Chinese renminbi, partially offset by Brazilian real
Consolidated subsidiaries with a noncontrolling interest	(3)	Indian rupee	(6)	Chinese renminbi, Indian rupee
Total	$22		$(191)

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
Following is a discussion of results for each of our operating segments.
Components Segment Results
Financial data for the Components segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,		(Unfavorable)		September 30,		(Unfavorable)
In millions	2024	2023	Amount	Percent	2024	2023	Amount	Percent
External sales	$2,287	$2,780	$(493)	(18)%	$7,647	$8,747	$(1,100)	(13)%
Intersegment sales	437	456	(19)	(4)%	1,391	1,471	(80)	(5)%
Total sales	2,724	3,236	(512)	(16)%	9,038	10,218	(1,180)	(12)%
Research, development and engineering expenses	85	93	8	9%	250	287	37	13%
Equity, royalty and interest income from investees	12	26	(14)	(54)%	51	71	(20)	(28)%
Interest income	4	8	(4)	(50)%	21	21	—	—%
Segment EBITDA(1)	351	441	(90)	(20)%	1,230	1,434	(204)	(14)%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	12.9%	13.6%		(0.7)	13.6%	14.0%		(0.4)

(1) Included $21 million of costs associated with the divestiture of Atmus for the nine months ended September 30, 2024. Included $20 million and $50 million of costs associated with the divestiture of Atmus for the three and nine months ended September 30, 2023, respectively.

On March 18, 2024, we completed the divestiture of our remaining 80.5 percent ownership of Atmus common stock through a tax-free split-off. See NOTE 14, "ATMUS INITIAL PUBLIC OFFERING (IPO) AND DIVESTITURE," to the Condensed Consolidated Financial Statements for additional information.
As previous announced, beginning in the second quarter of 2024, we realigned certain businesses within our Components segment to be consistent with how our segment manager now monitors performance. We reorganized the businesses to combine the engine components and software and electronics businesses into the newly formed components and software business. In addition, we rebranded our axles and brakes business as drivetrain and braking systems. We began reporting results for these changes within our Components segment effective April 1, 2024, and reflected these changes in the historical periods presented. The change had no impact on our consolidated results.
Sales for our Components segment by business were as follows:

	Three months ended		Favorable/		Nine months ended			Favorable/
	September 30,		(Unfavorable)		September 30,			(Unfavorable)
In millions	2024	2023	Amount	Percent	2024		2023	Amount	Percent
Drivetrain and braking systems	$1,131	$1,177	$(46)	(4)%	$3,619		$3,698	$(79)	(2)%
Emission solutions	864	893	(29)	(3)%	2,776		2,913	(137)	(5)%
Components and software	581	583	(2)	—%	1,815		1,832	(17)	(1)%
Automated transmissions	148	187	(39)	(21)%	475		545	(70)	(13)%
Atmus	—	396	(396)	(100)%	353	(1)	1,230	(877)	(71)%
Total sales	$2,724	$3,236	$(512)	(16)%	$9,038		$10,218	$(1,180)	(12)%

(1) Included sales through the March 18, 2024, divestiture.

Sales
Components segment sales for the three months ended September 30, 2024, decreased $512 million versus the comparable period in 2023. The following were the primary drivers by business:
•Sales decreased $396 million due to the Atmus divestiture on March 18, 2024.
•Drivetrain and braking systems decreased $46 million primarily due to lower demand in North American heavy-duty truck markets.
Components segment sales for the nine months ended September 30, 2024, decreased $1.2 billion versus the comparable period in 2023. The following were the primary drivers by business:
•Sales decreased $877 million due to the Atmus divestiture on March 18, 2024.
•Emission solutions sales decreased $137 million principally due to lower demand in China.
Segment EBITDA
Components segment EBITDA for the three months ended September 30, 2024, decreased $90 million versus the comparable period in 2023, mainly due to the divestiture of Atmus and lower volumes.
Components segment EBITDA for the nine months ended September 30, 2024, decreased $204 million versus the comparable period in 2023, primarily due to the divestiture of Atmus, increased product coverage costs and higher compensation expenses, partially offset by lower material costs.
Engine Segment Results
Financial data for the Engine segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,		(Unfavorable)		September 30,		(Unfavorable)
In millions	2024	2023	Amount	Percent	2024	2023	Amount	Percent
External sales	$2,215	$2,236	$(21)	(1)%	$6,923	$6,751	$172	3%
Intersegment sales	698	695	3	—%	2,069	2,154	(85)	(4)%
Total sales	2,913	2,931	(18)	(1)%	8,992	8,905	87	1%
Research, development and engineering expenses	147	159	12	8%	468	441	(27)	(6)%
Equity, royalty and interest income from investees	53	62	(9)	(15)%	158	198	(40)	(20)%
Interest income	2	4	(2)	(50)%	16	14	2	14%
Segment EBITDA	427	395	32	8%	1,286	1,277	9	1%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	14.7%	13.5%		1.2	14.3%	14.3%		—

Sales for our Engine segment by market were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,		(Unfavorable)		September 30,		(Unfavorable)
In millions	2024	2023	Amount	Percent	2024	2023	Amount	Percent
Heavy-duty truck	$1,021	$1,116	$(95)	(9)%	$3,264	$3,347	$(83)	(2)%
Medium-duty truck and bus	1,073	931	142	15%	3,142	2,776	366	13%
Light-duty automotive	395	455	(60)	(13)%	1,294	1,339	(45)	(3)%
Total on-highway	2,489	2,502	(13)	(1)%	7,700	7,462	238	3%
Off-highway	424	429	(5)	(1)%	1,292	1,443	(151)	(10)%
Total sales	$2,913	$2,931	$(18)	(1)%	$8,992	$8,905	$87	1%

			Percentage Points				Percentage Points
On-highway sales as percentage of total sales	85%	85%		—	86%	84%		2

Unit shipments by engine classification (including unit shipments to Power Systems and off-highway engine units included in their respective classification) were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,		(Unfavorable)		September 30,		(Unfavorable)
	2024	2023	Amount	Percent	2024	2023	Amount	Percent
Heavy-duty	32,400	36,300	(3,900)	(11)%	103,500	107,400	(3,900)	(4)%
Medium-duty	79,200	71,300	7,900	11%	234,600	226,200	8,400	4%
Light-duty	41,400	53,300	(11,900)	(22)%	153,400	161,900	(8,500)	(5)%
Total unit shipments	153,000	160,900	(7,900)	(5)%	491,500	495,500	(4,000)	(1)%
Sales
Engine segment sales for the three months ended September 30, 2024, decreased $18 million versus the comparable period in 2023. The following were the primary drivers by market:
•Heavy-duty truck sales decreased $95 million mainly due to weaker demand in North America with shipments down 16 percent.
•Light-duty automotive sales decreased $60 million primarily due to lower demand in North America with shipments down 31 percent, partially offset by a customer agreement providing for a price adjustment for certain units sold beginning January 1, 2024, and recorded in the third quarter.
These decreases were partially offset by increased medium-duty truck and bus sales of $142 million primarily in the North American truck market with shipments up 14 percent.
Engine segment sales for the nine months ended September 30, 2024, increased $87 million versus the comparable period in 2023. The primary driver by market was an increase in medium-duty truck and bus sales of $366 million principally due to higher medium-duty truck demand, especially in North America with shipments up 15 percent, and favorable pricing.
The increase was partially offset by the following:
•Off-highway sales decreased $151 million mainly due to lower demand in global construction markets, especially in China and Western Europe.
•Heavy-duty truck sales decreased $83 million primarily due to weaker demand in North America with shipments down 7 percent.
•Light-duty automotive sales decreased $45 million principally due to lower demand in North America with shipments down 9 percent, partially offset by a customer agreement providing for a price adjustment for certain units sold beginning January 1, 2024 and recorded in the third quarter.

Segment EBITDA
Engine segment EBITDA for the three months ended September 30, 2024, increased $32 million versus the comparable period in 2023, primarily due to favorable pricing, partially offset by lower volumes, increased product coverage costs, higher compensation expenses and lower equity, royalty and interest income from investees.
Engine segment EBITDA for the nine months ended September 30, 2024, increased $9 million versus the comparable period in 2023, primarily due to favorable pricing and lower material costs, partially offset by higher compensation expenses, lower volumes, increased product coverage, higher managed expenses, lower equity, royalty and interest income from investees and unfavorable mix.
Distribution Segment Results
Financial data for the Distribution segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,		(Unfavorable)		September 30,		(Unfavorable)
In millions	2024	2023	Amount	Percent	2024	2023	Amount	Percent
External sales	$2,942	$2,519	$423	17%	$8,292	$7,494	$798	11%
Intersegment sales	10	16	(6)	(38)%	24	42	(18)	(43)%
Total sales	2,952	2,535	417	16%	8,316	7,536	780	10%
Research, development and engineering expenses	13	14	1	7%	41	43	2	5%
Equity, royalty and interest income from investees	25	22	3	14%	73	70	3	4%
Interest income	7	9	(2)	(22)%	29	24	5	21%
Segment EBITDA	370	306	64	21%	978	940	38	4%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	12.5%	12.1%		0.4	11.8%	12.5%		(0.7)
Sales for our Distribution segment by region were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,		(Unfavorable)		September 30,		(Unfavorable)
In millions	2024	2023	Amount	Percent	2024	2023	Amount	Percent
North America	$1,950	$1,731	$219	13%	$5,574	$5,223	$351	7%
Asia Pacific	343	292	51	17%	938	798	140	18%
Europe	310	200	110	55%	835	608	227	37%
China	120	112	8	7%	352	327	25	8%
Africa and Middle East	80	77	3	4%	194	219	(25)	(11)%
India	78	68	10	15%	228	192	36	19%
Latin America	71	55	16	29%	195	169	26	15%
Total sales	$2,952	$2,535	$417	16%	$8,316	$7,536	$780	10%

Sales for our Distribution segment by product line were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,		(Unfavorable)		September 30,		(Unfavorable)
In millions	2024	2023	Amount	Percent	2024	2023	Amount	Percent
Power generation	$1,091	$606	$485	80%	$2,752	$1,712	$1,040	61%
Parts	1,004	995	9	1%	2,995	3,071	(76)	(2)%
Service	455	423	32	8%	1,309	1,255	54	4%
Engines	402	511	(109)	(21)%	1,260	1,498	(238)	(16)%
Total sales	$2,952	$2,535	$417	16%	$8,316	$7,536	$780	10%

Sales
Distribution segment sales for the three months ended September 30, 2024, increased $417 million versus the comparable period in 2023. The following were the primary drivers by region:
•North American sales increased $219 million principally due to higher demand in power generation markets, especially data center and commercial markets, partially offset by lower demand for engines.
•European sales increased $110 million mainly due to favorable demand in power generation markets.
Distribution segment sales for the nine months ended September 30, 2024, increased $780 million versus the comparable period in 2023. The following were the primary drivers by region:
•North American sales increased $351 million principally due to higher demand in power generation markets, especially data center and commercial markets, partially offset by lower demand for engines and aftermarket products.
•European sales increased $227 million mainly due to favorable demand in power generation markets.
•Asia Pacific sales increased $140 million primarily due to strong demand in power generation markets, especially data center markets and service volume.
Segment EBITDA
Distribution segment EBITDA for the three months ended September 30, 2024, increased $64 million versus the comparable period in 2023, primarily due to increased volumes, partially offset by higher compensation expenses.
Distribution segment EBITDA for the nine months ended September 30, 2024, increased $38 million versus the comparable period in 2023, primarily due to favorable pricing, partially offset by higher compensation expenses and unfavorable mix.
Power Systems Segment Results
Financial data for the Power Systems segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,		(Unfavorable)		September 30,		(Unfavorable)
In millions	2024	2023	Amount	Percent	2024	2023	Amount	Percent
External sales	$912	$798	$114	14%	$2,508	$2,271	$237	10%
Intersegment sales	775	646	129	20%	2,157	1,973	184	9%
Total sales	1,687	1,444	243	17%	4,665	4,244	421	10%
Research, development and engineering expenses	57	60	3	5%	180	189	9	5%
Equity, royalty and interest income from investees	20	11	9	82%	65	42	23	55%
Interest income	1	3	(2)	(67)%	7	7	—	—%
Segment EBITDA	328	234	94	40%	866	654	212	32%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	19.4%	16.2%		3.2	18.6%	15.4%		3.2
Sales for our Power Systems segment by product line were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,		(Unfavorable)		September 30,		(Unfavorable)
In millions	2024	2023	Amount	Percent	2024	2023	Amount	Percent
Power generation	$1,055	$850	$205	24%	$2,895	$2,474	$421	17%
Industrial	508	475	33	7%	1,406	1,398	8	1%
Generator technologies	124	119	5	4%	364	372	(8)	(2)%
Total sales	$1,687	$1,444	$243	17%	$4,665	$4,244	$421	10%

Sales
Power Systems segment sales for the three and nine months ended September 30, 2024, increased $243 million and $421 million, respectively, versus the comparable periods in 2023, primarily due to an increase in global power generation sales (especially in data center markets).
Segment EBITDA
Power Systems segment EBITDA for the three and nine months ended September 30, 2024, increased $94 million and $212 million, respectively, versus the comparable periods in 2023, mainly due to favorable pricing and higher volumes, partially offset by higher compensation expenses.
Accelera Segment Results
Financial data for the Accelera segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,		(Unfavorable)		September 30,		(Unfavorable)
In millions	2024	2023	Amount	Percent	2024	2023	Amount	Percent
External sales	$100	$98	$2	2%	$285	$259	$26	10%
Intersegment sales	10	5	5	100%	29	14	15	NM
Total sales	110	103	7	7%	314	273	41	15%
Research, development and engineering expenses	57	50	(7)	(14)%	166	150	(16)	(11)%
Equity, royalty and interest loss from investees	(11)	(3)	(8)	NM	(22)	(11)	(11)	(100)%
Interest income	—	—	—	—%	—	1	(1)	(100)%
Segment EBITDA	(115)	(114)	(1)	(1)%	(333)	(322)	(11)	(3)%

"NM" - not meaningful information
Accelera segment sales for the three and nine months ended September 30, 2024, increased $7 million and $41 million versus the comparable periods in 2023 primarily due to improved sales of electrolyzers, partially offset by lower electrified powertrain sales.
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
•We expect demand for trucks in China to remain stable in 2024.
Challenges
•We expect demand for heavy-duty trucks in North America to weaken modestly during the remainder of 2024.
•Increases in costs, as well as other inflationary pressures, could negatively impact earnings.
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

Dollars in millions	September 30, 2024	December 31, 2023
Working capital (1)	$3,713	$2,295
Current ratio	1.32	1.18
Accounts and notes receivable, net	$5,387	$5,583
Days' sales in receivables	59	58
Inventories	$6,134	$5,677
Inventory turnover	4.2	4.5
Accounts payable (principally trade)	$4,206	$4,260
Days' payable outstanding	61	62
Total debt	$7,587	$6,696
Total debt as a percent of total capital	40.1%	40.3%

(1) Working capital included cash and cash equivalents.
Cash Flows
Cash and cash equivalents were impacted as follows:

	Nine months ended
	September 30,
In millions	2024	2023	Change
Net cash provided by operating activities	$65	$2,507	$(2,442)
Net cash used in investing activities	(1,069)	(860)	(209)
Net cash provided by (used in) financing activities	564	(1,069)	1,633
Effect of exchange rate changes on cash and cash equivalents	(6)	(67)	61
Net (decrease) increase in cash and cash equivalents	$(446)	$511	$(957)

Net cash provided by operating activities decreased $2.4 billion for the nine months ended September 30, 2024, versus the comparable period in 2023, primarily due to higher working capital requirements of $2.6 billion. The higher working capital requirements resulted in a cash outflow of $3.0 billion compared to a cash outflow of $370 million in the comparable period of 2023, mainly due to $1.9 billion of payments required by the Settlement Agreements.
Net cash used in investing activities increased $209 million for the nine months ended September 30, 2024, versus the comparable period in 2023, primarily due to cash associated with the Atmus divestiture.
Net cash provided by financing activities increased $1.6 billion for the nine months ended September 30, 2024, versus the comparable period in 2023, primarily due to higher proceeds from borrowings of $1.8 billion (principally related to our 2024 note issuance) and increased net borrowings of commercial paper of $706 million, partially offset by higher payments on borrowings and finance lease obligations of $995 million (largely related to increased early payments of $950 million on our term loan, due 2025, compared to the prior year).
The effect of exchange rate changes on cash and cash equivalents for the nine months ended September 30, 2024, versus the comparable period in 2023, changed $61 million primarily due to favorable fluctuations in the British pound and Chinese renminbi.

Sources of Liquidity
We generate significant ongoing cash flow. Cash provided by operations is generally our principal source of liquidity. In February, we issued $2.25 billion in long-term debt to pay down higher cost debt, finance Settlement Agreement payments and improve our overall liquidity. Our sources of liquidity include the following:

	September 30, 2024
In millions	Total	U.S.	International	Primary location of international balances
Cash and cash equivalents	$1,733	$843	$890	Singapore, Australia, Mexico, China, Belgium
Marketable securities (1)	518	87	431	India
Total	$2,251	$930	$1,321
Available credit capacity
Revolving credit facilities (2)	$2,364
International and other uncommitted domestic credit facilities	$527

(1) The majority of marketable securities could be liquidated into cash within a few days.
(2) The five-year credit facility for $2.0 billion and the 364-day credit facility for $2.0 billion, maturing June 2029 and June 2025, respectively, are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. At September 30, 2024, we had $1.6 billion of commercial paper outstanding, which effectively reduced our available capacity under our revolving credit facilities to $2.4 billion.

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
Our committed credit facilities provide access up to $4.0 billion, including our $2.0 billion 364-day facility that expires June 2, 2025, and our $2.0 billion five-year facility that expires on June 3, 2029. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. We intend to maintain credit facilities at the current or higher aggregate amounts by renewing or replacing these facilities at or before expiration. There were no outstanding borrowings under these facilities at September 30, 2024.
Our committed credit facilities provide access up to $4.0 billion of unsecured, short-term promissory notes (commercial paper) pursuant to the Board authorized commercial paper programs. These programs facilitate the private placement of unsecured short-term debt through third-party brokers. We intend to use the net proceeds from the commercial paper borrowings for general corporate purposes. The total combined borrowing capacity under the revolving credit facilities and commercial paper programs should not exceed $4.0 billion. At September 30, 2024, we had $1.6 billion of commercial paper outstanding, which effectively reduced our available capacity under our revolving credit facilities to $2.4 billion. See NOTE 9, "DEBT," to the Condensed Consolidated Financial Statements for additional information.
As a well-known seasoned issuer, we filed an automatic shelf registration of an undetermined amount of debt and equity with the Securities and Exchange Commission (SEC) on February 8, 2022. Under this shelf registration we may offer, from time to time, debt securities, common stock, preferred and preference stock, depositary shares, warrants, stock purchase contracts and stock purchase units.
Supply Chain Financing
We currently have supply chain financing programs with financial intermediaries, which provide certain vendors the option to be paid by financial intermediaries earlier than the due date on the applicable invoice. When a vendor utilizes the program and receives an early payment from a financial intermediary, they take a discount on the invoice. We then pay the financial intermediary the face amount of the invoice on the original due date, which generally have 60 to 90 day payment terms. The maximum amount that we could have outstanding under these programs was $551 million. We do not reimburse vendors for any costs they incur for participation in the program, their participation is completely voluntary and there are no assets pledged as security or other forms of guarantees provided for the committed payment to the finance provider or intermediary. As a result, all amounts owed to the financial intermediaries are presented as accounts payable in our Condensed Consolidated Balance Sheets. Amounts due to the financial intermediaries reflected in accounts payable at September 30, 2024, were $154 million.
Accounts Receivable Sales Program
In May 2024, we entered into an accounts receivable sales agreement with Wells Fargo Bank, N.A., to sell certain accounts receivable up to the Board approved limit of $500 million. There was no activity under the program during the nine months ended September 30, 2024. See NOTE 1, "NATURE OF OPERATIONS AND BASIS OF PRESENTATION," to the Condensed Consolidated Financial Statements for additional information.
Uses of Cash
Settlement Agreements
In December 2023, we announced that we reached an agreement in principle with the EPA, CARB, the Environmental and Natural Resources Division of the U.S. Department of Justice and the California Attorney General’s Office to resolve certain regulatory civil claims regarding our emissions certification and compliance process for certain engines primarily used in pick-up truck applications in the U.S., which became final and effective in April 2024 (collectively, the Settlement Agreements). As part of the Settlement Agreements, among other things, we agreed to pay civil penalties, complete recall requirements, undertake mitigation projects, provide extended warranties, undertake certain testing, take certain corporate compliance measures and make certain payments. Failure to comply with the terms and conditions of the Settlement Agreements subjects us to stipulated penalties. We recorded a charge of $2.0 billion in the fourth quarter of 2023 to resolve the matters addressed by the Settlement Agreements involving approximately one million of our pick-up truck applications in the U.S. This charge was in addition to the previously announced charges of $59 million for the recalls of model years 2013 through 2018 RAM 2500 and 3500 trucks and model years 2016 through 2019 Titan trucks. We made $1.9 billion of payments required by the Settlement Agreements in the second quarter of 2024. In the third quarter of 2024, we have accrued immaterial amounts related to stipulated penalties we determined to be probable and estimable. Any further non-compliance with the Settlement Agreements will likely subject us to further stipulated penalties and other adverse consequences. See NOTE 11, "COMMITMENTS AND CONTINGENCIES," to the Condensed Consolidated Financial Statements for additional information.
Dividends
We paid dividends of $719 million during the nine months ended September 30, 2024. In July 2024, the Board authorized an increase to our quarterly dividend of approximately 8 percent from $1.68 per share to $1.82 per share.
Capital Expenditures
Capital expenditures for the nine months ended September 30, 2024, were $668 million versus $694 million in the comparable period in 2023. We continue to invest in new product lines and targeted capacity expansions. We plan to spend an estimated $1.2 billion to $1.3 billion in 2024 on capital expenditures with over 65 percent of these expenditures expected to be invested in North America.

Current Maturities of Short and Long-Term Debt
We had $1.6 billion of commercial paper outstanding at September 30, 2024, that matures in less than one year. The maturity schedule of our existing long-term debt requires significant cash outflows in 2025 when our 0.75 percent senior notes are due. Required annual long-term debt principal payments range from $60 million to $661 million over the next five years (including the remainder of 2024). We intend to retain our strong investment credit ratings. See NOTE 9, "DEBT," to the Condensed Consolidated Financial Statements for additional information.
Pensions
Our global pension plans, including our unfunded and non-qualified plans, were 113 percent funded at December 31, 2023. Our U.S. defined benefit plans (qualified and non-qualified), which represented approximately 69 percent of the worldwide pension obligation, were 113 percent funded, and our U.K. defined benefit plans were 113 percent funded at December 31, 2023. The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans. In the first nine months of 2024, the investment gain on our U.S. pension trusts was 6.3 percent, while our U.K. pension trusts' loss was 3.3 percent. We anticipate making additional defined benefit pension contributions during the remainder of 2024 of $14 million for our U.S. and U.K. qualified and non-qualified pension plans. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2024 annual net periodic pension cost to approximate $34 million.
Stock Repurchases
In December 2021, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the $2.0 billion repurchase plan authorized in 2019. We did not make any repurchases of common stock in the first nine months of 2024. The dollar value remaining available for future purchases under the 2019 program at September 30, 2024, was $218 million.
Amplify Cell Technologies LLC Joint Venture
In September 2023, our Accelera business signed an agreement to form a joint venture, Amplify Cell Technologies LLC, with Daimler Trucks and Buses US Holding LLC (Daimler Truck), PACCAR Inc. (PACCAR) and EVE Energy to accelerate and localize battery cell production and the battery supply chain in the U.S., including building a 21-gigawatt hour battery production facility in Marshall County, Mississippi. The joint venture will manufacture battery cells for electric commercial vehicles and industrial applications. At September 30, 2024, our maximum remaining required contribution to the joint venture was $704 million, which could be reduced by future government incentives received by the joint venture. The majority of the contribution is expected to be made by the end of 2028. See NOTE 4, "EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES," to the Condensed Consolidated Financial Statements for additional information.

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
A discussion of our critical accounting estimates may be found in the “Management’s Discussion and Analysis” section of our 2023 Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.” Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first nine months of 2024.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
In December 2023, we announced that we reached the agreement in principle and recorded a charge of $2.0 billion in the fourth quarter of 2023 to resolve certain regulatory civil claims regarding our emissions certification and compliance process for certain engines primarily used in pick-up truck applications in the U.S., which became final and effective in April 2024. This fourth quarter of 2023 charge was in addition to the previously announced charges of $59 million for the recalls of model years 2013 through 2018 RAM 2500 and 3500 trucks and model years 2016 through 2019 Titan trucks. Failure to comply with the terms and conditions of the Settlement Agreements subjects us to stipulated penalties. In the third quarter of 2024, we have accrued immaterial amounts related to stipulated penalties we determined to be probable and estimable. Any further non-compliance with the Settlement Agreements will likely subject us to further stipulated penalties and other adverse consequences.
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
In December 2021, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the $2.0 billion repurchase plan authorized in 2019. During the three months ended September 30, 2024, we did not make any repurchases of common stock. The dollar value remaining available for future purchases under the 2019 program at September 30, 2024, was $218 million.

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
ITEM 3.  Defaults Upon Senior Securities
Not applicable.
ITEM 4.  Mine Safety Disclosures
Not applicable.
ITEM 5.  Other Information
(c) During the third quarter of 2024, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).
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
* Filed with this quarterly report on Form 10-Q are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Net Income for the three and nine months ended September 30, 2024 and 2023, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and 2023, (iii) the Condensed Consolidated Balance Sheets at September 30, 2024 and December 31, 2023, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, (v) the Condensed Consolidated Statements of Changes in Redeemable Noncontrolling Interests and Equity for the three and nine months ended September 30, 2024 and 2023, (vi) Notes to Condensed Consolidated Financial Statements and (vii) the information included in Part II. Item 5(c).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cummins Inc.
Date:	November 5, 2024

	By:	/s/ MARK A. SMITH	By:	/s/ LUTHER E. PETERS
		Mark A. Smith		Luther E. Peters
		Vice President and Chief Financial Officer		Vice President-Controller
		(Principal Financial Officer)		(Principal Accounting Officer)