Form 10-K
period 2024-12-31
CUMMINS INC
filed 2025-02-11
CIK 26172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
The aggregate market value of the voting stock held by non-affiliates was approximately $38.0 billion at June 30, 2024. This value includes all shares of the registrant's common stock, except for treasury shares.
As of January 31, 2025, there were 137,481,164 shares outstanding of $2.50 par value common stock.
Documents Incorporated by Reference
Portions of the registrant's definitive Proxy Statement for its 2025 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission on Schedule 14A within 120 days after the end of 2024, will be incorporated by reference in Part III of this Form 10-K to the extent indicated therein upon such filing.

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
•our plan to reposition our portfolio of product offerings through exploration of strategic acquisitions, divestitures or exiting the production of certain product lines or product categories and related uncertainties of such decisions;

•increasing interest rates;
•challenging markets for talent and ability to attract, develop and retain key personnel;
•exposure to potential security breaches or other disruptions to our information technology (IT) environment and data security;
•the use of artificial intelligence in our business and in our products and challenges with properly managing its use;
•political, economic and other risks from operations in numerous countries including political, economic and social uncertainty and the evolving globalization of our business;
•competitor activity;
•increasing competition, including increased global competition among our customers in emerging markets;
•failure to meet sustainability expectations or standards, or achieve our sustainability goals;
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

PART I
ITEM 1.    Business
OVERVIEW
We were founded in 1919 as Cummins Engine Company, a corporation in Columbus, Indiana, and one of the first diesel engine manufacturers. In 2001, we changed our name to Cummins Inc. We are a global power solutions leader comprised of five business segments - Engine, Components, Distribution, Power Systems and Accelera - supported by our global manufacturing and extensive service and support network, skilled workforce and vast technical expertise. Our products range from advanced diesel, natural gas, electric and hybrid powertrains and powertrain-related components including aftertreatment, turbochargers, fuel systems, valvetrain technologies, controls systems, air handling systems, automated transmissions, axles, drivelines, brakes, suspension systems, electric power generation systems, electrified power systems with innovative components and subsystems, including battery, fuel cell and electric power technologies and hydrogen production technologies. We sell our products to original equipment manufacturers (OEMs), distributors, dealers and other customers worldwide. We serve our customers through a service network of approximately 650 wholly-owned, joint venture and independent distributor locations and more than 19,000 Cummins certified dealer locations in approximately 190 countries and territories.
Divestiture of Atmus
On March 18, 2024, we completed the divestiture of our remaining 80.5 percent ownership of Atmus Filtration Technologies Inc. (Atmus) common stock through a tax-free split-off. The exchange resulted in a reduction of shares of our common stock outstanding by 5.6 million shares and a gain of approximately $1.3 billion. See NOTE 21, "ATMUS INITIAL PUBLIC OFFERING (IPO) AND DIVESTITURE," to our Consolidated Financial Statements for additional information.
Settlement Agreements
In December 2023, we announced that we reached an agreement in principle with the U.S. Environmental Protection Agency (EPA), the California Air Resources Board (CARB), the Environmental and Natural Resources Division of the U.S. Department of Justice (DOJ) and the California Attorney General’s Office to resolve certain regulatory civil claims regarding our emissions certification and compliance process for certain engines primarily used in pick-up truck applications in the U.S., which became final and effective in April 2024 (collectively, the Settlement Agreements). In the second quarter of 2024, we made $1.9 billion of payments required by the Settlement Agreements. See NOTE 14, “COMMITMENTS AND CONTINGENCIES,” to our Consolidated Financial Statements for additional information.
OPERATING SEGMENTS
We have five complementary operating segments: Engine, Components, Distribution, Power Systems and Accelera. These segments share technology, customers, strategic partners, brand recognition and our distribution network in order to compete more efficiently and effectively in their respective markets. In each of our operating segments, we compete worldwide with a number of other manufacturers and distributors that produce and sell similar products. Our products primarily compete on the basis of performance, price, total cost of ownership, fuel economy, emissions compliance, speed of delivery, quality and customer support.
We use segment earnings or losses before interest expense, income taxes, depreciation and amortization and noncontrolling interests (EBITDA) as the basis for the Chief Operating Decision Maker to evaluate the performance of each of our reportable operating segments. We believe EBITDA is a useful measure of our operating performance as it assists investors and debt holders in comparing our performance on a consistent basis without regard to financing methods, capital structure, income taxes or depreciation and amortization methods, which can vary significantly depending upon many factors. See NOTE 25, "OPERATING SEGMENTS," to our Consolidated Financial Statements for additional information and a reconciliation of our segment information to the corresponding amounts in our Consolidated Statements of Net Income.

Engine Segment
Engine segment sales and EBITDA as a percentage of consolidated results were:

	Years ended December 31,
	2024	2023	2022
Percent of consolidated net sales (1)	28%	28%	31%
Percent of consolidated EBITDA (1)	33%	32%	38%

(1) Measured before intersegment eliminations
The Engine segment manufactures and markets a broad range of diesel and natural gas-powered engines under the Cummins brand name, as well as certain customer brand names, for the heavy-duty truck, medium-duty truck and bus, light-duty automotive and off-highway markets. We manufacture a wide variety of engine products including:
•Engines with a displacement range of 2.8 to 15 liters and horsepower ranging from 48 to 715; and
•New and remanufactured parts and engines, which are sold and serviced primarily through our extensive distribution network.
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
•Light-duty automotive (pick-up and light commercial vehicle (LCV)) - We manufacture 105 to 430 horsepower diesel engines, including engines for the pick-up truck market for Stellantis N.V. (Stellantis) in North America and LCV markets in Latin America and China.
•Off-highway (industrial engines) - We manufacture diesel engines that range from 48 to 715 horsepower serving key global markets including construction, mining, marine, rail, oil and gas, defense and agriculture and also the power generation business for standby, mobile and distributed power generation solutions throughout the world.
The principal customers of our heavy-duty truck engines include truck manufacturers such as PACCAR Inc. (PACCAR), Traton Group (Traton) and Daimler Trucks AG (Daimler). The principal customers of our medium-duty truck and bus engines include truck manufacturers such as Daimler, Traton and PACCAR. The principal customers of our light-duty automotive engines are Stellantis, Anhui Jianghuai Automobile Group Co., Ltd., Volkswagen Caminhões e Ônibus and China National Heavy Duty Truck Group. We sell our industrial engines to manufacturers of construction and agricultural equipment including Hyundai Heavy Industries, Komatsu Ltd. (Komatsu), Zoomlion Heavy Industry Science & Technology Co., Ltd, Xuzhou Construction Machinery Group, Guangxi LiuGong Machinery Co., Ltd, JLG Industries, Inc. and Sany Group.
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

Components Segment
Components segment sales and EBITDA as a percentage of consolidated results were:

	Years ended December 31,
	2024	2023	2022
Percent of consolidated net sales (1)	28%	32%	28%
Percent of consolidated EBITDA (1)	32%	36%	33%

(1) Measured before intersegment eliminations
The Components segment designs, manufactures and supplies products which complement the Engine and Power Systems segments, including axles, drivelines, brakes and suspension systems for commercial diesel and natural gas applications, aftertreatment systems, turbochargers, fuel systems, valvetrain technologies, automated transmissions and electronics. We design and develop these products and systems to meet increasingly stringent emission and fuel economy standards.
Beginning in the second quarter of 2024, we realigned certain businesses within our Components segment to be consistent with how our segment leader now monitors performance. We reorganized the businesses to combine the engine components and software and electronics businesses into the newly formed components and software business. In addition, we rebranded our axles and brakes business as drivetrain and braking systems. We began reporting results for these changes within our Components segment effective April 1, 2024, and reflected these changes in the historical periods presented. The change had no impact on our consolidated results.
The Components segment is organized around the following businesses:
•Drivetrain and braking systems - We design, manufacture and supply drivetrain systems, including axles, drivelines, brakes and suspension systems primarily for commercial vehicle and industrial applications. We also market and sell truck, trailer, on- and off-highway and other products principally for OEM dealers and other independent distributors and service garages within the aftermarket industry. We primarily serve markets in North America, Europe, South America, India, Asia Pacific and China.
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
•Components and software - We design, manufacture and market turbocharger, fuel system and valvetrain technologies for light-duty, mid-range, heavy-duty and high-horsepower markets. We also design, develop and supply electronic control modules, sensors and supporting software for on-highway, off-highway and power generation applications. We primarily serve markets in North America, Europe, China and India.
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
•Atmus - On March 18, 2024, we completed the divestiture of our remaining 80.5 percent ownership of Atmus common stock through a tax-free split-off. See NOTE 21, "ATMUS INITIAL PUBLIC OFFERING (IPO) AND DIVESTITURE," to our Consolidated Financial Statements for additional information.
Customers of the Components segment generally include the Engine, Distribution, Power Systems and Accelera segments, joint ventures including Tata Cummins Ltd., Dongfeng Cummins Engine Co., Ltd. and Beijing Foton Cummins Engine Co., Ltd., truck manufacturers and other OEMs, many of which are also customers of the Engine segment, such as PACCAR, Daimler, Volvo, Traton, Tata Motors Ltd. (Tata Motors) and other manufacturers that use our components in their product platforms.
The Components segment competes with other manufacturers of aftertreatment systems, turbochargers, fuel systems, drivetrain systems and transmissions. Our primary competitors in these markets include Robert Bosch GmbH, Parker-Hannifin Corporation, Garrett Motion, Inc., Borg-Warner Inc., Tenneco Inc., Eberspacher Holding GmbH & Co. KG, Denso Corporation, Allison Transmission, Aisin Corporation, Knorr-Bremse AG, ZF Friedrichshafen AG and Dana Incorporated.

Distribution Segment
Distribution segment sales and EBITDA as a percentage of consolidated results were:

	Years ended December 31,
	2024	2023	2022
Percent of consolidated net sales (1)	27%	25%	26%
Percent of consolidated EBITDA (1)	27%	24%	22%

(1) Measured before intersegment eliminations
The Distribution segment is our primary sales, service and support channel. The segment serves our customers and certified dealers through a worldwide network of wholly-owned, joint venture and independent distribution locations. Wholly-owned locations operate and serve markets in the seven geographic regions noted below. Joint venture locations serve markets in South America, Southeast Asia and India while independent distribution locations serve markets in these and other geographies.
Distribution’s mission encompasses the sale and support of a wide range of products and services, including power generation systems, high-horsepower engines, heavy-duty and medium-duty engines designed for on- and off-highway use, application engineering services, custom-designed assemblies, retail and wholesale aftermarket parts and in-shop and field-based repair services. We also provide selected sales and aftermarket support for the Accelera business. Our familiarity with a wide range of market applications allows us to tailor sales, service and support to meet customer-specific needs.
The Distribution segment is organized and managed as seven geographic regions, including North America, Asia Pacific, Europe, China, India, Africa and Middle East and Latin America. Across these regions, our locations compete with distributors or dealers that offer similar products. In many cases, these competing distributors or dealers are owned by, or affiliated with the companies that are listed as competitors of the Engine, Components or Power Systems segments. These competitors vary by geographical location and application market.
Power Systems Segment
Power Systems segment sales and EBITDA as a percentage of consolidated results were:

	Years ended December 31,
	2024	2023	2022
Percent of consolidated net sales (1)	16%	14%	14%
Percent of consolidated EBITDA (1)	23%	16%	15%

(1) Measured before intersegment eliminations
The Power Systems segment is organized around the following product lines:
•Power generation - We are a global OEM offering standby and prime power generators ranging from 2 kilowatts to 3.5 megawatts, as well as controls, paralleling systems and transfer switches, for customers with consumer, data center, commercial, industrial, health care, prime rental fleet and defense applications. We also provide turnkey solutions for distributed generation and energy management applications using natural gas, diesel and newer alternative sustainable fuels such as hydrotreated vegetable oil and renewable natural gas.
•Industrial - We design, manufacture, sell and support diesel and natural gas high-speed, high-horsepower engines up to 4,400 horsepower for a wide variety of equipment in mining, oil and gas, marine, rail and defense applications throughout the world.
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
Accelera Segment
The Accelera segment designs, manufactures, sells and supports electrified power systems with innovative components and subsystems, including battery, fuel cell and electric powertrain technologies as well as hydrogen production technologies. The Accelera segment is currently in the early stages of commercializing these technologies with efforts primarily focused on the development of electrified power systems and related components and subsystems and our electrolyzers for hydrogen production.
We anticipate our customer base for Accelera offerings will be highly diversified, representing multiple end markets with a broad range of application requirements. This includes new markets, like the growing green hydrogen market, which we serve with our leading hydrogen production technologies. We will continue to pursue relationships in markets as they adopt electric and hydrogen solutions.
In the markets served by the Accelera segment, we compete with battery and emerging fuel cell companies, powertrain component manufacturers, vertically integrated OEMs and entities providing hydrogen production solutions. Our primary competitors include Daimler, PACCAR, Traton, BYD Company Limited, Dana Incorporated, BorgWarner Inc., Nel ASA, Siemens Energy, Thyssenkrupp and Plug Power Inc.
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
Financial information about our investments in joint ventures and alliances is incorporated by reference from NOTE 3, "INVESTMENTS IN EQUITY INVESTEES," to our Consolidated Financial Statements.

Our equity income from these investees was as follows:

	Years ended December 31,
In millions	2024			2023		2022
Manufacturing entities
Dongfeng Cummins Engine Company, Ltd.	$66		22%	$65	19%	$45		20%
Chongqing Cummins Engine Company, Ltd.	60		20%	36	11%	32		14%
Beijing Foton Cummins Engine Co., Ltd.	42		14%	47	14%	37		17%
Tata Cummins, Ltd.	31		10%	29	9%	27		12%
All other manufacturers	25	(1)	9%	91	27%	28	(2)	12%
Distribution entities
Komatsu Cummins Chile, Ltda.	55		19%	55	16%	44		20%
All other distributors	17		6%	16	4%	11		5%
Cummins share of net income (3)	$296		100%	$339	100%	$224		100%

(1) Included a $17 million impairment of our joint ventures in the fourth quarter of 2024 related to our Accelera strategic reorganization actions. See NOTE 22, "ACCELERA STRATEGIC REORGANIZATION ACTIONS," to our Consolidated Financial Statements for additional information.

(2) Included a $28 million impairment of our joint venture with KAMAZ and $3 million of royalty charges as part of our costs associated with the indefinite suspension of our Russian operations. See NOTE 24, "RUSSIAN OPERATIONS," to our Consolidated Financial Statements for additional information.

(3) This total represents our share of net income of our equity investees and is exclusive of royalties and interest income from our equity investees. To see how this amount reconciles to equity, royalty and interest income from investees in our Consolidated Statements of Net Income, see NOTE 3, "INVESTMENTS IN EQUITY INVESTEES," to our Consolidated Financial Statements for additional information.

Manufacturing Entities
Our manufacturing joint ventures were generally formed with customers and are primarily intended to allow us to increase our market penetration in geographic regions, reduce capital spending, streamline our supply chain management and develop technologies. Our largest manufacturing joint ventures are based in China and are included in the list below. Our engine manufacturing joint ventures are supplied by our Components segment in the same manner as it supplies our wholly-owned Engine segment and Power Systems segment manufacturing facilities. Our Components segment joint ventures and wholly-owned entities provide axles, drivelines, brakes and suspension systems for commercial diesel and natural gas applications, aftertreatment systems, turbochargers, fuel systems, valvetrain technologies, automated transmissions and electronics that are used with our engines as well as some competitors' products. The results and investments in our joint ventures in which we have 50 percent or less ownership interest (except for ECJV, which is consolidated due to our majority voting interest) discussed below are included in equity, royalty and interest income from investees and investments and advances related to equity method investees in our Consolidated Statements of Net Income and Consolidated Balance Sheets, respectively.
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
•Beijing Foton Cummins Engine Co., Ltd. - Beijing Foton Cummins Engine Co., Ltd. is a joint venture in China with Beiqi Foton Motor Co., Ltd., a commercial vehicle manufacturer, which has two distinct lines of business - a light-duty business and a heavy-duty business. The light-duty business produces our families of ISF 2.5 liter to 4.5 liter high performance light-duty diesel engines in Beijing. These engines are used in light-duty and medium-duty commercial trucks, pick-up trucks, buses, multipurpose and sport utility vehicles with main markets in China and Brazil. Certain types of small construction equipment and industrial applications are also served by these engine families. The heavy-duty business produces 7.0 liter to 14.5 liter high performance heavy-duty diesel and natural gas engines in Beijing. Certain types of construction equipment and industrial applications are also served by these engine families.

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
In September 2023, our Accelera business signed an agreement to form a joint venture, Amplify Cell Technologies LLC, with Daimler Truck, PACCAR and EVE Energy to accelerate and localize battery cell production and the battery supply chain in the U.S., including building a 21-gigawatt hour battery production facility in Marshall County, Mississippi. The joint venture will manufacture battery cells for electric commercial vehicles and industrial applications. The joint venture received all government approvals and began operations in May 2024, but is not expected to begin production until 2027. The joint venture meets the definition of a variable interest entity since the equity-at-risk is not currently sufficient to support the future operations of the joint venture. Accelera, Daimler Truck and PACCAR each own 30 percent of the joint venture and have two board positions, while EVE Energy owns 10 percent and has one board position. All significant decisions require majority or super-majority approval of the board. As a result, we are not the primary beneficiary of the joint venture, and the joint venture is not consolidated. We account for the joint venture using the equity method. As of December 31, 2024, we had contributed $211 million, and our maximum remaining required contribution to the joint venture was $619 million, which could be reduced by future government incentives received by the joint venture. In addition, we are required to purchase 33 percent of the joint venture's output in the future or be subject to certain penalties.
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
We use a combination of proactive and reactive methodologies to enhance our understanding of supply base risks, which guide the development of risk monitoring and sourcing strategies. We use a process that groups products or services into categories based on similar characteristics, which helps us align our purchasing goals with overall business objectives (Category Strategy Framework). Our Category Strategy Framework process supports the review of our long-term needs and guides decisions on what we make internally and what we purchase externally. For externally purchased items, the strategies also identify the suppliers we should consider for long-term supply agreements to provide the best technology, the lowest total cost and highest supply chain performance. We design and/or manufacture our strategic components used in or with our engines, power generation units, drivetrain and braking systems and Accelera products. Key suppliers are managed through long-term supply agreements that seek to secure capacity, delivery and quality and to assure cost requirements are met over an extended period.
Other important elements of our sourcing strategy include the following:
•expanding risk management scope to include sub-tier value chain suppliers for critical components;
•broadening dual and multi-sourcing where applicable;
•selecting and managing suppliers to comply with our Supplier Code of Conduct; and
•assuring our suppliers comply with our prohibited and restricted materials policy.

Disruption risk in certain categories of our supply chains exist and could negatively impact our ability to meet customer demand. We continue to monitor the supply chain disruptions utilizing early detection methods complemented by structured supplier risk and resiliency assessments. We increased frequency of formal and informal supplier engagement to address potentially impactful supply base constraints and enhanced collaboration to develop specific countermeasures to mitigate risks.
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
LARGEST CUSTOMERS
We have thousands of customers around the world and have developed long-standing business relationships with many of them. PACCAR is our largest customer, accounting for 16 percent of our consolidated net sales in 2024, 16 percent in 2023 and 16 percent in 2022. We have long-term supply agreements with PACCAR for our heavy-duty and medium-duty engines and aftertreatment systems. While a significant number of our sales to PACCAR are under long-term supply agreements, these agreements provide for particular engine requirements for specific vehicle models and not a specific volume of engines or aftertreatment systems. PACCAR is our only customer accounting for more than 10 percent of our net sales in 2024. The loss of this customer or a significant decline in the production level of PACCAR vehicles that use our engines would have an adverse effect on our results of operations and financial condition. We have supplied engines to PACCAR for 80 years. A summary of principal customers for each operating segment is included in our segment discussion.
In addition to our agreement with PACCAR, we have long-term heavy-duty and medium-duty engine and aftertreatment system supply agreements with Traton and Daimler. We also have an agreement with Stellantis to supply engines and aftertreatment products for its pick-up truck applications. Collectively, our net sales to these four customers, including PACCAR, were 36 percent of our consolidated net sales in 2024, 37 percent in 2023 and 36 percent in 2022. Excluding PACCAR, net sales to any single customer were less than 9 percent of our consolidated net sales in 2024, less than 9 percent in 2023 and less than 8 percent in 2022. These agreements contain standard purchase and sale agreement terms covering engine, aftertreatment and engine parts pricing, quality and delivery commitments, as well as engineering product support obligations. The basic nature of our agreements with OEM customers is that they are long-term price and operations agreements that help provide for the availability of our products to each customer through the duration of the respective agreements. Agreements with most OEMs contain bilateral termination provisions giving either party the right to terminate in the event of a material breach, change of control or insolvency or bankruptcy of the other party.
BACKLOG
Disruption risk in certain categories of our supply chains exist and could negatively impact our ability to meet customer demand. We have supply agreements with some truck and off-highway equipment OEMs and firm orders from data center and electrolyzer customers, however a large portion of our business is transacted through open purchase orders. Many of these open orders are historically subject to month-to-month releases and are subject to cancellation on reasonable notice without cancellation charges and therefore are not considered firm. We continue to work closely with our suppliers and customers to meet the demand.
RESEARCH AND DEVELOPMENT
In 2024, we continued to invest in future critical technologies and products. We will continue to make investments to develop new products and improve our current technologies to meet future emission standards around the world, improvements in fuel economy performance of diesel and natural gas-powered engines and related components, as well as development activities around electrified power systems with innovative components and systems including battery and electric power technologies and hydrogen production technologies.
Our research and development programs are focused on product improvements, product extensions, innovations and cost reductions for our customers. Research and development expenditures include salaries, contractor fees, building costs, utilities, testing, technical IT expenses, administrative expenses and allocation of corporate costs and are expensed, net of contract reimbursements, when incurred. From time to time, we enter into agreements with customers and government agencies to fund a portion of the research and development costs of a particular project. When not associated with a sales contract, we generally account for these reimbursements as an offset to the related research and development expenditure. Research and development expenses, net of contract reimbursements, were $1.4 billion in 2024, $1.4 billion in 2023 and $1.2 billion in 2022. Contract reimbursements were $72 million, $81 million and $110 million in 2024, 2023 and 2022, respectively.
ENVIRONMENTAL SUSTAINABILITY
We are committed to making people's lives better by powering a more prosperous world. That prosperity includes strong communities, robust business and environmental sustainability.
Our Board of Directors (the Board) and the senior management team oversee our top risks, while the Enterprise Risk Management program gives the Board and senior management a framework to help them understand, identify, assess, manage and monitor risks so we can meet our strategic objectives. The Board is ultimately responsible for assessing and managing climate-related risks and opportunities. Managing risk effectively is on the agenda at every regular board meeting, and the Board reviews the entire Enterprise Risk Management program and the results of our latest enterprise risk assessment each year. As climate-related risks affect all aspects of the business, the enterprise risks incorporate, where relevant, climate-related aspects, with a separate stand-alone enterprise risk on climate change.
The Safety, Environment and Technology (SET) committee provides overall guidance and insight on major environmental sustainability initiatives such as our environmental sustainability strategy, as well as environmental management at our facilities and operations.
In 2019, we introduced our current environmental sustainability strategy focused on three priority areas: addressing climate change and air emissions, using natural resources in the most sustainable way and improving communities. Additional commitments followed including Cummins Water Works, our program for strengthening communities through sustainable water and addressing the global water crisis, and Destination Zero, our long-term product decarbonization strategy.
The environmental sustainability strategy includes nine specific goals to achieve by 2030, including science-based greenhouse gas (GHG) reduction targets for newly sold products and facilities, as well as aspirational targets for 2050. We started reporting progress on these nine goals, most of which have a baseline year of 2018, in 2022. Key actions in 2024 included completing the planned capital spending to meet the 2030 facility reduction goals for GHG emissions, water and waste; improving GHG measurement and modeling for product emissions; and identifying technology portfolio opportunities toward progress of product GHG reduction. In 2024, we also initiated a planned midpoint review of our 2030 sustainability goals. This review reflected standard governance practices to ensure our metrics, scope and strategies remain aligned with evolving conditions and our long-term objectives. Our commitment to progress remains steadfast, and we anticipate sharing any updates or adjustments to these goals in 2025.
The nine goals for 2030 are as follows:
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
Our most recent Sustainability Progress Report and previous reports are available on our website at www.cummins.com/company/esg/sustainability-progress-reports. Our annual submission to the Carbon Disclosure Project (CDP) for climate and water is also available on our website. The CDP climate submission provides information on our scenario planning for climate and other risks, as well as detailed emissions data as requested by CDP. We also published a report in accordance with the Task Force on Climate-Related Financial Disclosures framework. These reports are not incorporated into this Form 10-K by reference.
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

ENVIRONMENTAL COMPLIANCE
Settlement Agreements
In December 2023, we announced that we reached an agreement in principle with the EPA, CARB, DOJ and the California Attorney General’s Office to resolve certain regulatory civil claims regarding our emissions certification and compliance process for certain engines primarily used in pick-up truck applications in the U.S., which became final and effective in April 2024, (collectively, the Settlement Agreements). As part of the Settlement Agreements, among other things, we agreed to pay civil penalties, complete recall requirements, undertake mitigation projects, provide extended warranties, undertake certain testing, take certain corporate compliance measures and make other payments. Failure to comply with the terms and conditions of the Settlement Agreements subjects us to stipulated penalties. We recorded a charge of $2.0 billion in the fourth quarter of 2023 to resolve the matters addressed by the Settlement Agreements involving approximately one million of our pick-up truck applications in the U.S. This charge was in addition to the previously announced charges of $59 million for the recalls of model years 2013 through 2018 RAM 2500 and 3500 trucks and model years 2016 through 2019 Titan trucks. We made $1.9 billion of payments required by the Settlement Agreements in the second quarter of 2024. Subsequent to the second quarter of 2024, we have recorded immaterial amounts related to stipulated penalties we determined to be probable and estimable. Any further non-compliance with the Settlement Agreements will likely subject us to further stipulated penalties and other adverse consequences.
We have also been in communication with other non-U.S. regulators regarding matters related to the emission systems in our engines and may also become subject to additional regulatory review in connection with these matters.
In connection with our announcement of our entry into the agreement in principle, we became subject to shareholder, consumer and third-party litigation regarding the matters covered by the Settlement Agreements, and we may become subject to additional litigation in connection with these matters. See NOTE 14, "COMMITMENTS AND CONTINGENCIES," to our Consolidated Financial Statements.
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
Announced in late 2019 and launched in early 2020, the Product Compliance and Regulatory Affairs team leads both engine emissions certification and compliance and regulatory affairs initiatives and provides updates to the SET Committee of the Board at least annually. This organization is led by the Vice President - Product Compliance and Regulatory Affairs and reports directly to the Chief Administrative Officer and the Chief Executive Officer (CEO) for product emissions matters. The focus of this organization is to strengthen our ability to design great products that help our customers win while complying with increasingly challenging global emission regulations. The organization also works to enhance our collaboration with the agencies setting the direction and regulations of emissions as we strive to meet every expectation today while planning for future changes.
Other Environmental Statutes and Regulations
Expenditures for environmental control activities and environmental remediation projects at our facilities in the U.S. were not a substantial portion of our annual expenses and are not expected to be material in 2025. We believe we are in compliance in all material respects with laws and regulations applicable to our plants and operations.
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

HUMAN CAPITAL RESOURCES
At December 31, 2024, we employed approximately 69,600 persons worldwide. Approximately 22,000 of our employees worldwide were represented by various unions under collective bargaining agreements that expire between 2025 and 2029.
Throughout our more than 100-year history, we have always recognized that people drive the strength of our business and our ability to effectively serve our customers and sustain our competitive position. We are focused on harmonizing our approach to talent to provide seamless opportunities and better experiences to our employees around the world. Our workforce strategy aims to cultivate an environment where all employees, regardless of employee type and location, know what is expected of them, are rewarded for their performance based on fair and equitable reviews, and have access to differentiated experiences, tools and leadership coaching to help them develop. This strategy is anchored on developing authentic and capable leaders, building effective organizations, driving employee engagement, furthering our company values of caring, integrity, excellence, teamwork and diversity and inclusion, delivering quality experiences and providing benefits that advance the well-being of our people and their families.
Leadership and Talent Development
Developing our human capital resources is a key focus for us. The Board remains resolute in overseeing this focus and providing guidance to our leadership team, through a committed Talent Management Compensation Committee.
We strive to create a leadership culture that begins with self-aware and capable leaders creating an environment in which all employees can thrive and reach their full potential. We encourage leaders to connect our people and their work to our mission, vision, values, brand promise and growth strategy, thus, motivating employees and hopefully helping them feel a higher sense of purpose in their contributions.
We have designed leadership and talent development programs for employees ranging from the manufacturing floor and technicians through to middle management and executives. We are promoting a learning culture by providing employees and their managers with tools and resources to have meaningful development conversations, envision and plan their careers, thrive in their work and navigate in a large global organization. Through our talent strategy, our goal is to provide all employees with equitable access to the development and career opportunities that a global company, like Cummins, enables.
Competitive Pay and Benefits
To attract and retain the best employees, we focus on providing progressive, competitive pay and benefits. Our programs target the market for competitiveness and sustainability while ensuring that we honor our core values. We provide benefit programs with the goal of improving the physical, mental, emotional, social and financial wellness of our employees throughout their lifetime. Some examples include base and variable pay, healthcare programs, paid time off, flexible work, retirement saving plans and employee stock purchase plans.
When designing our base pay ranges, we conduct market analyses to ensure our ranges are competitive and our employees are advancing their earning potential. We also perform annual compensation studies to assess market movement, pay equity and living wages. We review wages globally as we continuously work to ensure we are fair, equitable, competitive and can attract and retain the best talent.
We also provide an array of benefits as part of our total rewards program that are aligned with our values and focused on supporting employees and their families based on their unique needs, some of which include the following: healthcare plans that are tiered by salary, to ensure affordability to all of our employees; paid parental leave for primary and secondary caregivers; travel benefits and advanced medical services to support complex health care needs; global employee assistance programs; and a global mental health program, all designed to support employees on the journey to well-being.
Employee Safety and Wellness
Cummins is committed to being world-class in health and safety. We are committed to removing conditions that cause personal injury or occupational illness, and we make decisions and promote behaviors that protect employees from risk of injury. We publicly disclose metrics on our rate of recordable injuries, our rate of lost workdays due to injury, rate of ergonomic injuries and rate of potentially serious injuries and fatalities.
Since 2020, we have taken many steps in the employee safety and wellness area including the following:
•Executed robust safety protocols for essential on-site personnel.
•Implemented remote and hybrid work environments, where possible, to give employees flexibility to work off-site. As part of this effort, we provide remote ergonomic evaluations and support to help employees create off-site workspaces that are safe.

•Provided high-quality clinical services at onsite and near-site medical clinics at several locations across the globe to support employee health and well-being.
•Launched a global mental health campaign to destigmatize and normalize conversations about mental health, promote mental well-being, encourage employees and their families to seek help when needed and promote company-provided resources. This campaign has been extended to include physical, emotional, financial and social pillars of well-being.
Diversity and Inclusion
At Cummins, our commitment to inclusion dates back more than a half-century and continues to be core to our fabric and continued success. We leverage the strength of our broadly diverse, global workforce to drive innovation and business results and deliver superior solutions for our customers and communities. We do this through our commitment to fostering an accountable culture that champions our vision of a workforce mirroring the communities we serve. This commitment starts at the top with our Board and permeates throughout our organization as everyone plays a role in nurturing inclusive environments where all employees can reach their full potential and thrive.
Our strong focus on cultivating an inclusive culture underscores our belief that a diverse and inclusive workforce is a core value and competitive advantage for Cummins. This focus dates back to the early 1970s as reflected in a public statement made by our former Chairman, J. Irwin Miller:
"Character, ability and intelligence are not concentrated in one sex over the other, nor in persons with certain accents or in certain races or in persons holding degrees from universities over others. When we indulge ourselves in such irrational prejudices, we damage ourselves most of all and ultimately assure ourselves of failure in competition with those more open and less biased."
Our long-standing commitment to diversity and inclusion is consistent with our commitment to follow the law everywhere, including, without limitation, complying with U.S. and global laws and regulations related to civil rights and anti-discrimination. We believe that we are in compliance with such laws and regulations in all material respects.
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
Our internet site is www.cummins.com. You can access our Investors and Media webpage through our internet site, by hovering on the heading "Company" and selecting "Investor Relations" link under the "About Us" section. We make available, free of charge, on or through our Investors and Media webpage, our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 or the Securities Act of 1933, each, as amended, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.
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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Following are the names and ages of our executive officers, their positions with us at January 31, 2025, and summaries of their backgrounds and business experience:

Name and Age	Present Cummins Inc. position and year appointed to position	Principal position during the past five years other than Cummins Inc. position currently held
Jennifer Rumsey (51)	Chair and Chief Executive Officer (2023)	President and Chief Executive Officer (2022-2023) President and Chief Operating Officer (2021-2022) Vice President and President—Components (2019-2020)
Sharon R. Barner (67)	Vice President—Chief Administrative Officer (2021)	Vice President—Chief Administrative Officer and Corporate Secretary (2021-2023) Vice President—General Counsel and Corporate Secretary (2020-2021) Vice President—General Counsel (2012-2020)
Marvin Boakye (51)	Vice President—Chief Human Resources Officer (2022)	Chief People and Diversity Officer—Papa John's International (2019-2022)
Jenny M. Bush (50)	Vice President and President—Power Systems (2022)	Vice President—Cummins Sales & Service North America (2017-2022)
Amy R. Davis (55)	Vice President and President—Accelera and Components (2023)	Vice President and President—Accelera (2020-2023) Vice President—Cummins Filtration (2018-2020)
Bonnie Fetch (54)	Vice President and President—Distribution Business (2024)	Vice President—Global Supply Chain and Manufacturing (2022-2023) Vice President—DBU Supply Chain Services (2020-2022) Executive Director, Supply Chain—DBU (2018-2020)
Nicole Y. Lamb-Hale (58)	Vice President—Chief Legal Officer and Corporate Secretary (2023)	Vice President—Chief Legal Officer (2022-2023) Vice President—General Counsel (2021-2022) Managing Director and Washington, DC City Leader—Kroll (2020-2021) Managing Director—Kroll (2016-2020)
Brett Merritt (48)	Vice President and President—Engine Business (2024)	Vice President—On-Highway Engine Business and Vice President of Strategic Customer Relations (2023) Vice President—On-Highway Engine Business (2017-2023)
Srikanth Padmanabhan (60)	Executive Vice President and President—Operations (2024)	Vice President and President—Engine Business (2016-2023)
Mark A. Smith (57)	Vice President—Chief Financial Officer (2019)
Nathan R. Stoner (47)	Vice President—China ABO (2020)	General Manager—Partnerships and EBU China Joint Venture Business (2018-2020)
Jeffrey T. Wiltrout (44)	Vice President—Corporate Strategy (2022)	Executive Director—Corporate Development (2021-2022) Strategy Director—Power Systems Business Unit (2018-2021)
Jonathan Wood (54)	Vice President—Chief Technical Offer (2023)	Vice President—New Power Engineering (2021-2023) Vice President—Components Engineering (2018-2021)
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
In December 2023, we announced that we reached the agreement in principle and recorded a charge of $2.0 billion in the fourth quarter of 2023 to resolve certain regulatory civil claims regarding our emissions certification and compliance process for certain engines primarily used in pick-up truck applications in the U.S., which became final and effective in April 2024. This fourth quarter of 2023 charge was in addition to the previously announced charges of $59 million for the recalls of model years 2013 through 2018 RAM 2500 and 3500 trucks and model years 2016 through 2019 Titan trucks. Failure to comply with the terms and conditions of the Settlement Agreements subjects us to stipulated penalties. Subsequent to the second quarter of 2024, we recorded immaterial amounts related to stipulated penalties we determined to be probable and estimable. Any further non-compliance with the Settlement Agreements will likely subject us to further stipulated penalties and other adverse consequences.
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
The consequences resulting from the resolution of the foregoing matters are uncertain and the related expenses and reputational damage could have a material adverse impact on our results of operations, financial condition and cash flows. See NOTE 14, "COMMITMENTS AND CONTINGENCIES," to our Consolidated Financial Statements for additional information.
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
Our engines are subject to extensive statutory and regulatory requirements governing emissions and noise, including standards imposed by the EPA, the EU, state regulatory agencies (such as the CARB) and other regulatory agencies around the world. Regulatory agencies are making certification and compliance with emissions and noise standards more stringent and subjecting diesel engine products to an increasing level of scrutiny. In addition, failure to comply with the terms and conditions of the Settlement Agreements will subject us to stipulated penalties. The discovery of noncompliance issues could have a material adverse impact on our results of operations, financial condition and cash flows.
Developing engines and components to meet more stringent and continuously changing regulatory requirements, with different implementation timelines and emission requirements, makes developing engines efficiently for multiple markets complicated and could result in substantial additional costs that may be difficult to recover in certain markets. While we have met previous deadlines, our ability to comply with existing and future regulatory standards will be essential for us to maintain our competitive position in the engine applications and industries we serve. The successful development and introduction of new and enhanced products in order to comply with new regulatory requirements are subject to other risks, such as delays in product development, cost over-runs and unanticipated technical and manufacturing difficulties.
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
Concern over climate change has resulted in, and could continue to result in, new legal or regulatory requirements including those designed to reduce or mitigate carbon content or the effects of GHG emissions. We may become subject to further additional legislation, regulations or accords regarding climate change, and compliance with new rules could be difficult and costly, including increased capital expenditures. Our failure to successfully comply with any such legislation, regulation or accord could also impact our ability to compete in our markets and decrease demand for our products.
We operate our business on a global basis and changes in international, national and regional trade laws, regulations and policies affecting and/or restricting international trade could adversely impact the demand for our products and our competitive position.
We manufacture, sell and service products globally and rely upon a global supply chain to deliver the raw materials, components, systems and parts that we need to manufacture and service our products. Changes in laws, regulations and government policies on foreign trade and investment can affect the demand for our products and services, cause non-U.S. customers to shift preferences toward domestically manufactured or branded products and impact the competitive position of our products or prevent us from being able to sell products in certain countries. Our business benefits from free trade agreements, such as the United States-Mexico-Canada Agreement and the U.S. trade relationships including those with China, Brazil, E.U. and the U.K. More restrictive trade policies, such as efforts to withdraw from or substantially modify such agreements or arrangements, including, without limitation, higher tariffs or new barriers to entry could adversely impact our production costs, customer demand and our relationships with customers and suppliers. Any of these consequences could have a material adverse effect on our results of operations, financial condition and cash flows.
Embargoes, sanctions and export controls imposed by the U.S. and other governments restricting or prohibiting transactions with certain persons or entities, including financial institutions, to certain countries or regions, or involving certain products, could limit the sales of our products. Embargoes, sanctions and export control laws are changing rapidly for certain geographies, including with respect to China. In particular, changing U.S. export controls and sanctions on China, as well as other restrictions affecting transactions involving China and Chinese parties, could affect our ability to collect receivables, access cash generated in China, provide aftermarket and warranty support for our products, sell products and otherwise impact our reputation and business, any of which could have a material adverse effect on our results of operations, financial condition and cash flows.
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
Due to the international scope of our operations, we are subject to additional regulatory frameworks, including a complex system of commercial and trade regulations, around the world. In some cases, foreign regulatory frameworks are more stringent or complex than similar regimes in the United States. Recent years have seen an increase in the development and enforcement of laws regarding trade compliance and anti-corruption, such as the U.S. Foreign Corrupt Practices Act and similar laws from other countries and expected global sustainability regulations, as well as new regulatory requirements regarding data privacy, such as the European Union General Data Protection Regulation. These new and emerging regulations are likely to require significant resources and data management systems and could increase our cost of doing business, restrict our ability to operate our business or execute our strategies, and could result in fines and penalties or reputational harm if we do not fully comply.
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
We continue to experience pockets of supply chain disruptions and related challenges throughout the supply chain. We single source a number of parts and raw materials critical to our business operations. Any delay in our suppliers' deliveries may adversely affect our operations at multiple manufacturing locations, forcing us to seek alternative supply sources to avoid serious disruptions. Delays may be caused by factors affecting our suppliers (including, but not limited to, raw material availability, capacity constraints, port congestion, labor disputes or unrest, shortages of labor, economic downturns, availability of credit, impaired financial condition, sanctions/tariffs, energy inflation/availability, suppliers' allocations to other purchasers, weather emergencies, natural disasters, acts of government or acts of war or terrorism). The effects of climate change, including extreme weather events, long-term changes in temperature levels and water availability may exacerbate these risks. Any extended delay in receiving critical supplies could impair our ability to deliver products to our customers and have a material adverse effect on our results of operations, financial condition and cash flows.
In addition, the current economic environment has resulted, and may continue to result, in price volatility and increased levels of inflation of many of our raw material, transportation and other costs. In particular, increased levels of inflation, fluctuating interest rates and concerns regarding a potential economic recession may result in increased operating costs and/or decreased levels of profitability. Further, the labor market for skilled manufacturing remains tight, and our labor costs have increased as a result. Material, transportation, labor and other cost inflation has impacted and could continue to impact our results of operations, financial condition and cash flows.
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
For 2024, we recognized $395 million of equity, royalty and interest income from investees, compared to $483 million in 2023. In 2024, more than forty percent of our equity, royalty and interest income from investees is from three of our 50 percent owned joint ventures in China - Beijing Foton Cummins Engine Co., Ltd., Dongfeng Cummins Engine Company, Ltd. and Chongqing Cummins Engine Company, Ltd. Although a significant percentage of our net income is derived from these unconsolidated entities, we do not unilaterally control their management or their operations, which puts a substantial portion of our net income at risk from the actions or inactions of these entities. A significant reduction in the level of contribution by these entities to our net income would likely have a material adverse effect on our results of operations and cash flows.
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
Our products are subject to recall for performance or safety-related issues. Product recalls subject us to reputational risk, loss of current and future customers, reduced revenue and product recall costs. Product recall costs are incurred when we decide, either voluntarily or involuntarily, to recall a product through a formal campaign to solicit the return of specific products due to known or suspected performance or safety issues. Any significant product recalls could have material adverse effects on our results of operations, financial condition and cash flows. See NOTE 13, "PRODUCT WARRANTY LIABILITY" to our Consolidated Financial Statements for additional information.
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
We are investing in new products and technologies, including electrolyzers for hydrogen production and electrified power systems and related components and subsystems. Given the early stages of development of some of these new products and technologies, there can be no guarantee of the future market acceptance and investment returns with respect to our planned products, which will face competition from an array of other technologies and manufacturers. The ongoing energy transition away from fossil fuels and the increased adoption of electrified powertrains in some market segments could result in lower demand for current diesel or natural gas engines and components and, over time, reduce the demand for related parts and service revenues from diesel or natural gas powertrains. Furthermore, it is possible that we may not be successful in developing segment-leading electrified or alternate fuel powertrains and some of our existing customers could choose to develop their own, or source from other manufacturers, and any of these factors could have a material adverse impact on our results of operations, financial condition and cash flows.

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
Our plan to reposition our portfolio of product offerings through exploration of strategic acquisitions, divestitures or exiting the production of certain product lines or product categories may expose us to additional costs and risks.
Part of our strategic plan is to improve our revenue growth, gross margins and earnings by exploring the repositioning of our portfolio of product line offerings through the pursuit of potential strategic acquisitions, divestitures and/or exiting the production of certain product lines or product categories to provide future strategic, financial and operational benefits and improve shareholder value. There can be no assurance that we will be able to identify suitable candidates or consummate these transactions on favorable terms. The successful identification and completion of any strategic transaction depends on a number of factors that are not entirely within our control, including the availability of suitable candidates and our ability to negotiate terms acceptable to all parties involved, conclude satisfactory agreements and obtain all necessary regulatory approvals. Accordingly, we may not be able to successfully negotiate and complete specific transactions. The exploration, negotiation and consummation of strategic transactions may involve significant expenditures by us, which may adversely affect our results of operations at the time such expenses are incurred, and may divert management’s attention from our existing business. Strategic transactions also may have adverse effects on our existing business relationships with suppliers and customers.

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
Similarly, any strategic divestiture of a product line or business or exit of a product line or product category may reduce our revenue and earnings, reduce the diversity of our business, result in material costs and expenses and cause disruption to our employees, customers, vendors and communities in which we operate.
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
Our IT environment and our products are exposed to potential security breaches or other disruptions which may adversely impact our competitive position, reputation, results of operations, financial condition and cash flows.
We rely on the capacity, reliability and security of our IT environment and data security infrastructure in connection with various aspects of our business activities. We also rely on our ability to expand and continually update these technologies and related infrastructure in response to the changing needs of our business. As we implement new technologies, they may not perform as expected. We face the challenge of supporting our older technologies and implementing necessary upgrades. In addition, some of these technologies are managed by third-party service providers and are not under our direct control. If we experience a problem with an important technology, including during upgrades and/or new implementations of technologies, the resulting disruptions could have an adverse effect on our business and reputation. As customers adopt and rely on cloud-based digital technologies and services we offer, any disruption of the confidentiality, integrity or availability of those services could have an adverse effect on our business and reputation.
The data handled by our technologies is vulnerable to security threats. Our operations routinely involve receiving, storing, processing and transmitting sensitive information pertaining to our business, customers, dealers, suppliers, employees and other sensitive matters. As such, our IT environment faces information technology security threats, such as security breaches, computer malware, ransomware attacks and other "cyber attacks," which are increasing in both frequency and sophistication, along with power outages or hardware failures. Increasing use of artificial intelligence may increase these risks. These threats could result in unauthorized public disclosures of information, create financial liability, subject us to legal or regulatory sanctions, disrupt our ability to conduct our business, result in the loss of intellectual property or damage our reputation with customers, dealers, suppliers and other stakeholders. As the result of changing market conditions, a large percentage of our salaried employees continue to work remotely full or part-time. This remote working environment may pose a heightened risk for security breaches or other disruptions of our IT environment.
In addition, our products, including our engines, contain interconnected and increasingly complex technologies that control various processes and these technologies are potentially subject to "cyber attacks" and disruption. The impact of a significant IT event on either our IT environment or our products could have a material adverse effect on our competitive position, reputation, results of operations, financial condition and cash flows.
We may use artificial intelligence in our business and in our products, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.

We may incorporate artificial intelligence solutions into our products, services and features, and we may leverage artificial intelligence, including generative artificial intelligence and machine learning, in our product development, operations and software programming. Our competitors or other third parties may incorporate artificial intelligence into their products or operational processes more quickly or more successfully than us, which could have a material adverse effect on our competitive position, reputation and results of operations.
In addition, there are significant risks involved in developing and deploying artificial intelligence and there can be no assurance that the usage of artificial intelligence will enhance our products or services or be beneficial to our business, including our efficiency or profitability. The rapid evolution of artificial intelligence, including the regulation of artificial intelligence by government or other regulatory agencies, will require significant resources to develop, test and maintain our platforms, offerings, services, and features to implement artificial intelligence ethically and minimize any unintended harmful impacts.
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
Our business is subject to the political, economic and other risks that are inherent in operating in numerous countries. These risks include:
•economic and political instability, including international conflicts, war, acts of terrorism or the threat thereof, political or labor unrest, civil unrest, riots, insurrections or trade wars;
•potential changes to, uncertainty around or repeal of certain environmental laws and regulations, potentially slowing adoption of technologies we are investing in and developing;
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
Failure to meet sustainability expectations or standards, or to achieve our sustainability goals, could adversely affect our business, results of operations and financial condition.
In recent years, there has been an increased focus from stakeholders on sustainability matters, including GHG emissions and climate-related risks, renewable energy, water stewardship, waste management, diversity, equity and inclusion, responsible sourcing and supply chain, human rights and social responsibility. Given our commitment to certain sustainability principles, we actively manage these issues and have established and publicly announced certain goals, commitments and targets which we may refine, or even expand further, in the future. These goals, commitments and targets reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Evolving stakeholder expectations and our efforts to manage these issues, report on them and accomplish our goals present numerous operational, regulatory, reputational, financial, legal and other risks, any of which could have a material adverse impact, including on our reputation.
Such risks and uncertainties include:
•reputational harm, including damage to our relationships with customers, suppliers, investors, governments or other stakeholders;
•adverse impacts on our ability to sell and manufacture products;
•the success of our collaborations with third parties;
•increased risk of litigation, investigations or regulatory enforcement actions;
•unfavorable sustainability ratings or investor sentiment;
•diversion of resources and increased costs to control, assess and report on sustainability metrics;
•our ability to achieve our goals, commitments and targets within the timeframes announced;
•access to and increased cost of capital and
•adverse impacts on our stock price.
Any failure, or perceived failure, to meet evolving stakeholder expectations and industry standards or achieve our sustainability goals, commitments and targets could have a material adverse effect on our business, results of operations and financial condition.
We may be adversely impacted by work stoppages and other labor matters.
At December 31, 2024, we employed approximately 69,600 persons worldwide. Approximately 22,000 of our employees worldwide were represented by various unions under collective bargaining agreements that expire between 2025 and 2029. While we have no reason to believe that we will be materially impacted by work stoppages or other labor matters, there can be no assurance that future issues with our labor unions will be resolved favorably or that we will not encounter future strikes, work stoppages, or other types of conflicts with labor unions or our employees. Any of these consequences may have an adverse effect on us or may limit our flexibility in dealing with our workforce. In addition, many of our customers and suppliers have unionized work forces. Work stoppages or slowdowns experienced by us, our customers or suppliers could result in slowdowns or closures that would have a material adverse effect on our results of operations, financial condition and cash flow.
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
Cybersecurity Governance
We are committed to protecting our IT assets and the data stored within these assets. This commitment includes the protection of cyber assets relevant to our operations, stakeholder data (including employee, customer and supplier data), intellectual property and our products.
The Enterprise Cybersecurity function, which is responsible for the administration of our enterprise cybersecurity program, is led by the Chief Information Security Officer, who holds a degree in Management Information Systems (MIS) and a Certified Information Security Manager (CISM) designation, and has more than 20 years of IT, cybersecurity, audit and risk management experience in the industrial manufacturing industry. The Chief Information Security Officer reports to our Chief Information Officer. These leaders provide regular updates to the Audit Committee of the Board on cybersecurity risks. Through these updates, the Audit Committee receives a cybersecurity dashboard illustrating cybersecurity priorities and the status of key initiatives.
The Product Cybersecurity function, which is responsible for the administration of our product cybersecurity program, is led by the Principal Engineer – Product Cybersecurity, who has more than 35 years of embedded electronic systems design experience. The Principal Engineer – Product Cybersecurity works directly with the Chief Technical Officer. These leaders provide regular updates to the SET Committee of the Board on product related cybersecurity risks. Through these updates, the SET Committee receives a report discussing product level vulnerability management, product level incident management and the status of relevant product cybersecurity activities.

Our processes for oversight of cybersecurity risks are integrated into our Enterprise Risk Management (ERM) program, which is led by the Executive Director, Global Risk. To govern the ERM program, we established an Executive Risk Council that meets regularly to review and monitor our most significant enterprise risks, and our prevention, detection and mitigation plans, including with respect to cybersecurity. The Executive Risk Council is comprised of senior leaders with cross-functional experience and responsibilities.
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
Our Board, Audit Committee and SET Committee receive reports and information from our senior leaders who have functional responsibility for the mitigation of enterprise cybersecurity and product cybersecurity risks. These leaders meet with the committees on a regular basis and provide dashboards or reports, which summarize cybersecurity risks and action plans. The committees elevate matters to the Board as appropriate.
Cybersecurity Risk Management and Strategy
We have an Enterprise Cybersecurity Management Review Group (Enterprise Cybersecurity MRG), which functions as a steering committee to provide oversight and strategic direction for the enterprise cybersecurity program. The Enterprise Cybersecurity MRG is comprised of senior leaders with cross-functional experience and responsibilities. This MRG meets regularly with our Chief Information Security Officer to review the enterprise cybersecurity program and related risks. The MRG receives updates on the status of key cybersecurity initiatives and is responsible for our response to material cybersecurity incidents. For material cybersecurity incidents, our process is to escalate through the MRG to the Audit Committee and Board.
We have a Product Cybersecurity Management Review Group (Product Cybersecurity MRG), which functions as a steering committee to provide oversight and strategic direction for the product cybersecurity program. The Product Cybersecurity MRG is comprised of senior leaders with cross-functional experience and responsibilities. The Product Cybersecurity MRG meets regularly with the Principal Engineer – Product Cybersecurity to review the product cybersecurity program, including risks and the status of key initiatives.
Both the Enterprise and Product Cybersecurity functions administer policies related to cybersecurity in consultation with other stakeholders at the company. Our risk-based cybersecurity program is designed to protect, detect, and respond to cybersecurity threats and incidents. This program, developed alongside the National Institute of Standards and Technology Cybersecurity Framework, aims to protect the confidentiality, integrity, and availability of our IT assets and the data stored thereon. We also have a third-party risk management process, which is designed to assess and manage cybersecurity risks posed by third parties. This process is administered by the Enterprise Cybersecurity function, and through this program, the company evaluates the type of data that is shared with certain vendors with the goal of conducting risk-informed assessments. These assessments provide insights which the Enterprise Cybersecurity function uses to better manage third-party risks.
A cybersecurity operations team is in place to regularly monitor the environment for cybersecurity threats and incidents. We have incident response plans to assess and manage cybersecurity incidents. These plans include escalation procedures based on the nature and severity of the incident. The most critical incidents, which could be material to us, are escalated to executive management and the Enterprise Cybersecurity MRG. In addition, cyber insurance is in place, which may mitigate the impact of cybersecurity incidents.
We engage outside experts where appropriate to aid in maturing, implementing and testing the cybersecurity program and to review our cybersecurity operations. This includes incident response testing through tabletop exercises facilitated by external consultants. We have implemented training and awareness programs to educate our employees on cybersecurity risks, which includes regular educational phishing campaigns, and our Internal Audit function performs regular assessments of the design and operational effectiveness of the program’s key processes and controls. We will continue to develop and mature our cybersecurity operations to respond to the dynamic cybersecurity landscape.

ITEM 2.    Properties
Manufacturing Facilities
Our principal manufacturing facilities by segment are as follows:

Segment	U.S. Facilities	Facilities Outside the U.S.
Engine	Indiana: Columbus	Brazil: Sao Paulo
	New York: Lakewood	India: Phaltan
	North Carolina: Whitakers	Mexico: San Luis Potosi
U.K.: Darlington

Components	Indiana: Columbus	Brazil: Sao Paulo
	North Carolina: Fletcher, Laurinburg	China: Wuxi
	South Carolina: Charleston, York	India: Phaltan
	Wisconsin: Mineral Point	Italy: Cameri
Mexico: Ciudad Juarez, Monterrey, San Luis Potosi
Netherlands: Roermond
Sweden: Lindesberg
U.K.: Darlington, Huddersfield

Power Systems	Indiana: Elkhart, Seymour	Brazil: Sao Paulo
	Minnesota: Fridley	China: Wuhan, Wuxi
	New Mexico: Clovis	India: Ahmednagar, Phaltan, Pune, Ranjangaon
	Wisconsin: Kenosha	Mexico: San Luis Potosi
Romania: Craiova
U.K.: Daventry

Accelera	Indiana: Columbus	Belgium: Oevel
	Minnesota: Fridley	Canada: Mississauga
	North Carolina: Asheville, Forest City	China: Shanghai, Tianjin
Germany: Herten
Spain: Guadalajara

In addition, engines and engine components are manufactured by joint ventures or independent licensees at manufacturing plants in the U.S., China, India, Japan, Sweden, U.K. and Mexico.

Distribution Facilities
The principal distribution facilities that serve our segments are as follows:

U.S. Facilities	Facilities Outside the U.S.
Arizona: Avondale	Australia: Mackay, Perth
Colorado: Henderson	Canada: Fort McMurray AB
Kentucky: Florence (1)	China: Beijing
New Jersey: Kearny	India: Pune
Texas: Dallas	South Africa: Johannesburg
Utah: West Valley City	U.K.: Wellingborough

(1) Florence is a Components distribution facility.
Supply Chain Facilities
The principal supply chain facilities that serve our segments are as follows:

U.S. Facilities	Facilities Outside the U.S.
Georgia: Atlanta	Belgium: Rumst
Indiana: Columbus, Indianapolis	Brazil: Guarulhos
Kentucky: Walton	China: Beijing, Shanghai, Wuhan
North Carolina: Enfield	India: Phaltan, Pithampur, Pune
Oregon: Portland	Mexico: Juarez, San Luis Potosi
Pennsylvania: Harrisburg	Singapore: Pandan Avenue
South Carolina: Charleston	U.K.: Darlington, Daventry
Tennessee: Memphis
Texas: Dallas
Other Facilities
We operate numerous management, research and development, marketing and administrative facilities globally.
ITEM 3.    Legal Proceedings
The matters described under "Legal Proceedings" in NOTE 14, "COMMITMENTS AND CONTINGENCIES," to our Consolidated Financial Statements are incorporated herein by reference.
ITEM 4.    Mine Safety Disclosures
Not Applicable.
PART II
ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the NYSE under the symbol "CMI." For other matters related to our common stock and shareholders' equity, see NOTE 15, "CUMMINS INC. SHAREHOLDERS' EQUITY," to our Consolidated Financial Statements.
At December 31, 2024, there were 2,253 holders of record of Cummins Inc.'s $2.50 par value common stock.

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
In December 2021, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the $2.0 billion repurchase plan authorized in 2019. During the three months ended December 31, 2024, we did not make any repurchases of common stock. The dollar value remaining available for future purchases under the 2019 program at December 31, 2024, was $218 million.
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
The following graph compares the cumulative total shareholder return on our common stock for the last five years with the cumulative total return on the S&P 500 Index and an index of peer companies selected by us. In 2024, we re-evaluated our peer group that the Board benchmarks against and chose to remove companies that we no longer believe participate in similar end-markets or are strongly aligned with our businesses. We removed W.W. Grainger since they are primarily U.S. focused and Fortive Corporation due to a spin-off transaction that shrank the size of their business. Our peer group includes BorgWarner Inc., Caterpillar, Inc., Daimler Truck Holding AG, Dana Inc., Deere & Company, Eaton Corporation, Emerson Electric Co., Honeywell International, Illinois Tool Works Inc., PACCAR, Parker-Hannifin Corporation, Textron Inc. and Volvo AB. Daimler Truck Holding AG is excluded from the peer index in the following graph due to the corporate split and public filing in December 2021. Each of the measures of cumulative total return assumes reinvestment of dividends. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
AMONG CUMMINS INC., S&P 500 INDEX AND CUSTOM PEER GROUP

250
225
200
175
150
125
100
U.S. DOLLARS ($)
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Cummins Inc.
S&P 500 Index
Custom Peer Group

ASSUMES $100 INVESTED ON DECEMBER 31, 2019
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2024
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
•2025 OUTLOOK
•LIQUIDITY AND CAPITAL RESOURCES
•APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
•RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
The following is the discussion and analysis of changes in the financial condition and results of operations for fiscal year 2024 compared to fiscal year 2023. The discussion and analysis of fiscal year 2022 and changes in the financial condition and results of operations for fiscal year 2023 compared to fiscal year 2022, that are not included in this Form 10-K, may be found in Part II, ITEM 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (SEC) on February 12, 2024.
EXECUTIVE SUMMARY AND FINANCIAL HIGHLIGHTS
Overview
We are a global power solutions leader comprised of five business segments - Engine, Components, Distribution, Power Systems and Accelera - supported by our global manufacturing and extensive service and support network, skilled workforce and vast technical expertise. Our products range from advanced diesel, natural gas, electric and hybrid powertrains and powertrain-related components including aftertreatment, turbochargers, fuel systems, valvetrain technologies, controls systems, air handling systems, automated transmissions, axles, drivelines, brakes, suspension systems, electric power generation systems, electrified power systems with innovative components and subsystems, including battery, fuel cell and electric power technologies and hydrogen production technologies. We sell our products to original equipment manufacturers (OEMs), distributors, dealers and other customers worldwide. We have long-standing relationships with many of the leading manufacturers in the markets we serve, including PACCAR Inc, Traton Group, Daimler Trucks North America and Stellantis N.V. We serve our customers through a service network of approximately 650 wholly-owned, joint venture and independent distributor locations and more than 19,000 Cummins certified dealer locations in approximately 190 countries and territories.
Our segment reporting structure is organized according to the products and markets each segment serves. The Engine segment produces engines (15 liters and smaller) and associated parts for sale to customers in on-highway and various off-highway markets. Our engines are used in trucks of all sizes, buses and recreational vehicles, as well as in various industrial applications, including construction, agriculture, power generation systems and other off-highway applications. The Components segment sells axles, drivelines, brakes and suspension systems for commercial diesel and natural gas applications, aftertreatment systems, turbochargers, fuel systems, valvetrain technologies, automated transmissions and electronics. The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets and service parts, as well as performing service and repair activities on our products, maintaining relationships with various OEMs throughout the world and providing selected sales and aftermarket support for our Accelera business. The Power Systems segment is an integrated power provider, which designs, manufactures and sells standby and prime power generators, engines (16 liters and larger) for standby and prime power generator sets and industrial applications (including mining, oil and gas, marine, rail and defense), alternators and other power components. The Accelera segment designs, manufactures, sells and supports electrified power systems with innovative components and subsystems, including battery, fuel cell and electric powertrain technologies as well as hydrogen production technologies. The Accelera segment is currently in the early stages of commercializing these technologies with efforts primarily focused on the development of electrified power systems and related components and subsystems and our electrolyzers for hydrogen production. We continue to serve all our markets as they adopt electrification and alternative power technologies, meeting the needs of our OEM partners and end customers.

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
Accelera Strategic Reorganization Actions
In the fourth quarter of 2024, our Accelera segment underwent a strategic review to better streamline operations as well as pace and re-focus investments on the most promising paths as the adoption of certain zero emission solutions slows. This review resulted in decisions to consolidate certain manufacturing efforts, focus internal development efforts towards areas of differentiation while continuing to leverage partners and reduce our investments in certain technologies, joint ventures and markets. In addition, declining customer demand in certain key product lines caused us to re-evaluate the recoverability of certain inventory items. As a result of these actions, we recorded several charges in the fourth quarter related to inventory write-downs, intangible and fixed asset impairments and joint venture impairments. Total charges for these strategic reorganization actions were $312 million. See NOTE 22, "ACCELERA STRATEGIC REORGANIZATION ACTIONS," to our Consolidated Financial Statements for additional information.
Divestiture of Atmus
On March 18, 2024, we completed the divestiture of our remaining 80.5 percent ownership of Atmus Filtration Technologies Inc. (Atmus) common stock through a tax-free split-off. The exchange resulted in a reduction of shares of our common stock outstanding by 5.6 million shares and a gain of approximately $1.3 billion. See NOTE 21, "ATMUS INITIAL PUBLIC OFFERING (IPO) AND DIVESTITURE," to our Consolidated Financial Statements for additional information.
Settlement Agreements
In December 2023, we announced that we reached an agreement in principle with the U.S. Environmental Protection Agency (EPA), the California Air Resources Board (CARB), the Environmental and Natural Resources Division of the U.S. Department of Justice (DOJ) and the California Attorney General’s Office to resolve certain regulatory civil claims regarding our emissions certification and compliance process for certain engines primarily used in pick-up truck applications in the U.S., which became final and effective in April 2024 (collectively, the Settlement Agreements). We recorded a charge of $2.0 billion in the fourth quarter of 2023 to resolve the matters addressed by the Settlement Agreements involving approximately one million of our pick-up truck applications in the U.S. In the second quarter of 2024, we made $1.9 billion of payments required by the Settlement Agreements. See NOTE 14, "COMMITMENTS AND CONTINGENCIES," to our Consolidated Financial Statements for additional information.
2024 Results
A summary of our results is as follows:

	Years ended December 31,
In millions, except per share amounts	2024	(1)	2023	(2)	2022
Net sales	$34,102		$34,065		$28,074
Net income attributable to Cummins Inc.	3,946		735		2,151
Earnings per common share attributable to Cummins Inc.
Basic	$28.55		$5.19		$15.20
Diluted	28.37		5.15		15.12

(1) Net income and earnings per common share included the $1.3 billion non-taxable gain associated with the divestiture of Atmus for the year ended December 31, 2024. See NOTE 21, "ATMUS INITIAL PUBLIC OFFERING (IPO) AND DIVESTITURE," to our Consolidated Financial Statements for additional information.

(2) Net income and earnings per common share included a $2.0 billion charge related to the Settlement Agreements for the year ended December 31, 2023. See NOTE 14, "COMMITMENTS AND CONTINGENCIES," to our Consolidated Financial Statements for additional information.

Net income attributable to Cummins Inc. for 2024 was $3.9 billion, or $28.37 per diluted share, on sales of $34.1 billion, compared to 2023 net income attributable to Cummins Inc. of $0.7 billion, or $5.15 per diluted share, on sales of $34.1 billion. The increases in net income attributable to Cummins Inc. and earnings per diluted share were driven by the absence of the $2.0 billion charge related to the Settlement Agreements in 2023 and the $1.3 billion gain recognized on the divestiture of Atmus in 2024. Diluted earnings per common share for 2024 benefited $0.87 per share from fewer weighted-average shares outstanding due to treasury shares reacquired in the Atmus divestiture.
The table below presents our consolidated net sales by geographic area based on the location of the customer:

				Favorable/(Unfavorable)
	Years ended December 31,			2024 vs. 2023		2023 vs. 2022
In millions	2024	2023	2022	Amount	Percent	Amount	Percent
United States and Canada	$20,820	$20,650	$16,869	$170	1%	$3,781	22%
International	13,282	13,415	11,205	(133)	(1)%	2,210	20%
Total net sales	$34,102	$34,065	$28,074	$37	—%	$5,991	21%
Worldwide revenues were flat in 2024 compared to 2023, as increased global power generation demand (mostly data center markets) and higher demand in North American medium-duty truck and bus markets were offset by the divestiture of Atmus, lower emission solutions demand (mainly in China), lower demand in North American heavy-duty truck and pick-up truck markets and weaker demand in global construction markets. Net sales in the U.S. and Canada improved by 1 percent primarily due to higher demand in power generation markets and medium-duty truck and bus markets, partially offset by the divestiture of Atmus and lower demand in North American pick-up truck and heavy-duty truck markets. International sales (excludes the U.S. and Canada) declined by 1 percent, primarily due to lower sales in China and Europe which were mostly offset with higher sales in Latin America and India. The decrease in international sales was primarily due to the divestiture of Atmus and lower emission solutions demand (mainly in China), largely offset by increased demand in power generation markets (mainly Europe, China, Asia Pacific and India). Unfavorable foreign currency fluctuations impacted international sales by 1 percent (mainly the Brazilian real and Chinese renminbi).
The following table contains sales and EBITDA (defined as earnings or losses before interest expense, income taxes, depreciation and amortization and noncontrolling interests) by operating segment for the years ended December 31, 2024 and 2023. See NOTE 25, "OPERATING SEGMENTS," to our Consolidated Financial Statements for additional information and a reconciliation of our segment information to the corresponding amounts in our Consolidated Statements of Net Income.

	Operating Segments
	2024				2023				Percent change
		Percent of Total				Percent of Total			2024 vs. 2023
In millions	Sales		EBITDA		Sales		EBITDA		Sales	EBITDA
Engine	$11,712	28%	$1,653		$11,684	28%	$1,630		—%	1%
Components	11,679	28%	1,591		13,409	32%	1,840		(13)%	(14)%
Distribution	11,384	27%	1,378		10,249	25%	1,209		11%	14%
Power Systems	6,408	16%	1,180		5,673	14%	836		13%	41%
Accelera	414	1%	(764)	(1)	354	1%	(443)		17%	(72)%
Total segments	41,597	100%	5,038		41,369	100%	5,072		1%	(1)%
Intersegment eliminations	(7,495)		1,288	(2)	(7,304)		(2,055)	(3)	3%	NM
Total	$34,102		$6,326	(2)	$34,065		$3,017	(3)	—%	NM

"NM" - not meaningful information
(1) Accelera EBITDA included $312 million of strategic reorganization action charges in the fourth quarter of 2024. See NOTE 22, "ACCELERA STRATEGIC REORGANIZATION ACTIONS," to our Consolidated Financial Statements for additional information.

(2) Intersegment eliminations and total EBITDA included a $1.3 billion gain recognized on the divestiture of Atmus, and total EBITDA included $35 million of costs associated with the divestiture of Atmus. See NOTE 21, "ATMUS INITIAL PUBLIC OFFERING (IPO) AND DIVESTITURE," to our Consolidated Financial Statements for additional information.

(3) Intersegment eliminations and total EBITDA included a $2.0 billion charge related to the Settlement Agreements, and total EBITDA included $100 million of costs associated with the divestiture of Atmus. See NOTE 14, "COMMITMENTS AND CONTINGENCIES," to our Consolidated Financial Statements for additional information.

2024 Highlights
We generated $1.5 billion of operating cash flows in 2024, compared to $4.0 billion in 2023. See the section titled "Cash Flows" in the "LIQUIDITY AND CAPITAL RESOURCES" section for a discussion of items impacting cash flows.
Our debt to capital ratio (total capital defined as debt plus equity) at December 31, 2024, was 38.4 percent, compared to 40.3 percent at December 31, 2023. The decrease was primarily due to the increased equity balance from stronger earnings since December 31, 2023, partially offset by higher debt balances at December 31, 2024. At December 31, 2024, we had $2.3 billion in cash and marketable securities on hand and access to our $4.0 billion credit facilities (net of $1.3 billion commercial paper outstanding), if necessary, to meet working capital, investment, acquisition and funding needs.
In November 2024, we settled a portion of our interest rate swaps related to our 2025 and 2030 bonds with a combined notional amount of $135 million. In the second and third quarters of 2024, we settled the remaining $500 million of interest rate swaps associated with the term loan, due in 2025, and repaid the outstanding balance of the term loan. See NOTE 12, “DEBT,” and NOTE 20, "DERIVATIVES," to our Consolidated Financial Statements for additional information.
In July 2024, the Board of Directors (Board) authorized an increase to our quarterly dividend of approximately 8 percent from $1.68 per share to $1.82 per share.
On June 3, 2024, we entered into an amended and restated 5-year credit agreement that allows us to borrow up to $2.0 billion of unsecured funds at any time prior to June 3, 2029. The credit agreement amended and restated the prior $2.0 billion 5-year credit agreement that would have matured on August 18, 2026. We also entered into an amended and restated 364-day credit agreement that allows us to borrow up to $2.0 billion of unsecured funds at any time prior to June 2, 2025. This credit agreement amended and restated the prior $2.0 billion 364-day credit facility that matured on June 3, 2024. See NOTE 12, “DEBT,” to our Consolidated Financial Statements for additional information.
In May 2024, we entered into an accounts receivable sales agreement with Wells Fargo Bank, N.A., to sell certain accounts receivable up to $500 million. See NOTE 1, "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES," to our Consolidated Financial Statements for additional information.
In the second quarter of 2024, we made $1.9 billion of required payments towards the Settlement Agreements. See NOTE 14, “COMMITMENTS AND CONTINGENCIES,” to our Consolidated Financial Statements for additional information.
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
In 2024, the investment gain on our U.S. pension trusts was 5.5 percent, while our U.K. pension trusts' loss was 9.6 percent. Our global pension plans, including our unfunded and non-qualified plans, were 115 percent funded at December 31, 2024. Our U.S. defined benefit plans (qualified and non-qualified), which represented approximately 70 percent of the worldwide pension obligation, were 117 percent funded, and our U.K. defined benefit plans were 109 percent funded at December 31, 2024. We expect to contribute approximately $52 million in cash to our global pension plans in 2025. In addition, we expect our 2025 net periodic pension cost to approximate $76 million. See "APPLICATION OF CRITICAL ACCOUNTING ESTIMATES" and NOTE 10, "PENSIONS AND OTHER POSTRETIREMENT BENEFITS," to our Consolidated Financial Statements for additional information concerning our pension and other postretirement benefit plans.
As of the date of this filing, our credit ratings and outlooks from the credit rating agencies remain unchanged.

RESULTS OF OPERATIONS

				Favorable/(Unfavorable)
	Years ended December 31,			2024 vs. 2023		2023 vs. 2022
In millions (except per share amounts)	2024	2023	2022	Amount	Percent	Amount	Percent
NET SALES	$34,102	$34,065	$28,074	$37	—%	$5,991	21%
Cost of sales	25,663	25,816	21,355	153	1%	(4,461)	(21)%
GROSS MARGIN	8,439	8,249	6,719	190	2%	1,530	23%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	3,275	3,333	2,687	58	2%	(646)	(24)%
Research, development and engineering expenses	1,463	1,500	1,278	37	2%	(222)	(17)%
Equity, royalty and interest income from investees	395	483	349	(88)	(18)%	134	38%
Other operating expense, net	346	2,138	174	1,792	84%	(1,964)	NM
OPERATING INCOME	3,750	1,761	2,929	1,989	NM	(1,168)	(40)%
Interest expense	370	375	199	5	1%	(176)	(88)%
Other income, net	1,523	240	89	1,283	NM	151	NM
INCOME BEFORE INCOME TAXES	4,903	1,626	2,819	3,277	NM	(1,193)	(42)%
Income tax expense	835	786	636	(49)	(6)%	(150)	(24)%
CONSOLIDATED NET INCOME	4,068	840	2,183	3,228	NM	(1,343)	(62)%
Less: Net income attributable to noncontrolling interests	122	105	32	(17)	(16)%	(73)	NM
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$3,946	$735	$2,151	$3,211	NM	$(1,416)	(66)%
Diluted earnings per common share attributable to Cummins Inc.	$28.37	$5.15	$15.12	$23.22	NM	$(9.97)	(66)%

"NM" - not meaningful information

				Favorable/(Unfavorable) Percentage Points
Percent of sales	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Gross margin	24.7%	24.2%	23.9%	0.5	0.3
Selling, general and administrative expenses	9.6%	9.8%	9.6%	0.2	(0.2)
Research, development and engineering expenses	4.3%	4.4%	4.6%	0.1	0.2

2024 vs. 2023
Net Sales
Net sales increased $37 million, primarily driven by the following:
•Distribution segment sales increased 11 percent primarily due to higher demand in power generation markets, especially in North America and Europe.
•Power Systems segment sales increased 13 percent primarily due to higher demand in power generation markets, especially in North America and China.
•Engine segment sales were flat as stronger demand in North American medium-duty truck markets was offset by lower demand in North American pick-up truck and heavy-duty truck markets and weaker demand in global construction markets.
These increases were partially offset by decreased Components segment sales of 13 percent mainly due to the divestiture of Atmus on March 18, 2024.
Sales to international markets (excluding the U.S. and Canada), based on location of customers, were 39 percent of total net sales in 2024, compared with 39 percent of total net sales in 2023. A more detailed discussion of sales by segment is presented in the "OPERATING SEGMENT RESULTS" section.

Cost of Sales
The types of expenses included in cost of sales are the following: parts and material consumption, including direct and indirect materials; compensation and related expenses, including variable compensation, salaries and fringe benefits; depreciation on production equipment and facilities and amortization of technology intangibles; estimated costs of warranty programs and campaigns; production utilities; production-related purchasing; warehousing, including receiving and inspection; freight costs; engineering support costs; repairs and maintenance; production and warehousing facility property insurance and rent for production facilities and other production overhead. Cost of sales in 2024 included $112 million of inventory write-downs and severance in our Accelera segment. See NOTE 22, "ACCELERA STRATEGIC REORGANIZATION ACTIONS," to our Consolidated Financial Statements for additional information.
Gross Margin
Gross margin increased $190 million and increased 0.5 points as a percentage of sales. The increases were mainly due to favorable pricing and higher volumes, partially offset by the divestiture of Atmus, higher compensation expenses and increased product coverage. The provision for base warranties issued as a percentage of sales was 1.9 percent in 2024 and 1.8 percent in 2023.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $58 million and decreased 0.2 points as a percentage of sales. The decreases were primarily due to lower compensation expenses. Compensation and related expenses include salaries, fringe benefits and variable compensation.
Research, Development and Engineering Expenses
Research, development and engineering expenses decreased $37 million and decreased 0.1 points as a percentage of sales. The decreases were mainly due to lower spending on prototypes and decreased compensation expenses. Compensation and related expenses include salaries, fringe benefits and variable compensation.
Research activities continue to focus on development of new products and improvements of current technologies to meet future emission standards around the world, improvements in fuel economy performance of diesel and natural gas-powered engines and related components, as well as development activities around electrified power systems with innovative components and systems including battery and electric power technologies and hydrogen production technologies.
Equity, Royalty and Interest Income From Investees
Equity, royalty and interest income from investees decreased $88 million, primarily due to lower royalty and interest income from investees, start-up costs at Amplify Cell Technologies LLC, the absence of earnings from joint ventures associated with the divestiture of Atmus and $17 million of write-downs related to the Accelera segment, partially offset by higher earnings at Chongqing Cummins Engine Co., Ltd. See NOTE 3, "INVESTMENTS IN EQUITY INVESTEES," and NOTE 22, "ACCELERA STRATEGIC REORGANIZATION ACTIONS," to our Consolidated Financial Statements for additional information.
Other Operating Expense, Net
Other operating expense, net was as follows:

	Years ended December 31,
In millions	2024	2023
Accelera strategic reorganization actions (1)	$(171)	$—
Amortization of intangible assets	(129)	(133)
Loss on write-off of assets	(17)	(9)
Flood damage expenses	(10)	—
Royalty income, net	8	29
Settlement Agreements (2)	—	(2,036)
Other, net	(27)	11
Total other operating expense, net	$(346)	$(2,138)

(1) See NOTE 22, "ACCELERA STRATEGIC REORGANIZATION ACTIONS," to our Consolidated Financial Statements for additional information.
(2) See NOTE 14, "COMMITMENTS AND CONTINGENCIES," to our Consolidated Financial Statements for additional information.

Interest Expense
Interest expense decreased $5 million, primarily due to lower average debt balances.
Other Income, Net
Other income, net was as follows:

	Years ended December 31,
In millions	2024	2023
Gain related to divestiture of Atmus (1)	$1,333	$—
Non-service pension and OPEB income	112	125
Interest income	87	95
Gain on sale of marketable securities, net	8	15
Gain on corporate-owned life insurance	6	26
Foreign currency loss, net	(41)	(30)
Other, net	18	9
Total other income, net	$1,523	$240

(1) See NOTE 21, "ATMUS INITIAL PUBLIC OFFERING (IPO) AND DIVESTITURE," to our Consolidated Financial Statements for additional information.

Income Tax Expense
Our effective tax rate for 2024 was 17.0 percent compared to 48.3 percent for 2023.
The year ended December 31, 2024, contained net favorable discrete tax items primarily due to the $1.3 billion non-taxable gain on the Atmus split-off. Other discrete tax items were net favorable by $59 million, primarily due to $52 million of favorable return to provision adjustments, $22 million of favorable share-based compensation tax benefits, $21 million of favorable adjustments related to audit settlements and $20 million of favorable adjustments from tax return amendments, partially offset by $50 million of unfavorable adjustments related to Accelera strategic reorganization actions and a net $6 million of other unfavorable adjustments. See NOTE 21, "ATMUS INITIAL PUBLIC OFFERING (IPO) AND DIVESTITURE," and NOTE 22, "ACCELERA STRATEGIC REORGANIZATION ACTIONS" to our Consolidated Financial Statements for additional information.
The year ended December 31, 2023, contained unfavorable net discrete items of $397 million, primarily due to $398 million in the fourth quarter related to the $2.0 billion charge from the Settlement Agreements, $22 million of unfavorable adjustments for uncertain tax positions and $3 million of net unfavorable other discrete tax items, partially offset by $21 million of favorable return to provision adjustments and $5 million of favorable share-based compensation tax benefits.
The change in the effective tax rate for the year ended December 31, 2024, versus year ended December 31, 2023, was primarily due to the absence of the Settlement Agreements charge and the non-taxable gain on the Atmus split-off.
Our effective tax rate for 2025 is expected to approximate 24.5 percent, excluding any discrete tax items that may arise.
Net Income Attributable to Noncontrolling Interests
Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities. Noncontrolling interests in income of consolidated subsidiaries increased $17 million principally due to higher earnings at Cummins India Limited and the absence of losses at Hydrogenics Corporation resulting from the June 2023 acquisition, partially offset by lower earnings at Eaton Cummins Joint Venture and the divestiture of Atmus.
2023 vs. 2022
For all prior year segment results comparisons to 2022 see the Results of Operations section of our 2023 Form 10-K.

Comprehensive Income - Foreign Currency Translation Adjustment
The foreign currency translation adjustment was a net loss of $276 million and net gain of $92 million for the years ended December 31, 2024 and 2023, respectively. The details were as follows:

	Years ended December 31,
	2024		2023
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly-owned subsidiaries	$(245)	Brazilian real, Chinese renminbi, Euro and Indian rupee	$118	British pound and Brazilian real, partially offset by Chinese renminbi
Equity method investments	(15)	Chinese renminbi and Brazilian real, partially offset by Indian rupee	(23)	Chinese renminbi, partially offset by Brazilian real
Consolidated subsidiaries with a noncontrolling interest	(16)	Indian rupee	(3)	Chinese renminbi
Total	$(276)		$92

For all prior year foreign currency translation adjustment results comparisons to 2022 see the Results of Operations section of our 2023 Form 10-K.
OPERATING SEGMENT RESULTS
Our reportable operating segments consist of the Engine, Components, Distribution, Power Systems and Accelera segments. This reporting structure is organized according to the products and markets each segment serves. We use segment EBITDA as the basis for the Chief Operating Decision Maker to evaluate the performance of each of our reportable operating segments. We believe EBITDA is a useful measure of our operating performance as it assists investors and debt holders in comparing our performance on a consistent basis without regard to financing methods, capital structure, income taxes or depreciation and amortization methods, which can vary significantly depending upon many factors. Segment amounts exclude certain expenses not specifically identifiable to segments. See NOTE 25, "OPERATING SEGMENTS," to our Consolidated Financial Statements for additional information and a reconciliation of our segment information to the corresponding amounts in our Consolidated Statements of Net Income.

Following is a discussion of results for each of our operating segments. For all prior year segment results comparisons to 2022 see the Results of Operations section of our 2023 Form 10-K.
Engine Segment Results
Financial data for the Engine segment was as follows:

					Favorable/(Unfavorable)
	Years ended December 31,				2024 vs. 2023		2023 vs. 2022
In millions	2024	2023	2022		Amount	Percent	Amount	Percent
External sales	$8,987	$8,874	$8,199		$113	1%	$675	8%
Intersegment sales	2,725	2,810	2,746		(85)	(3)%	64	2%
Total sales	11,712	11,684	10,945		28	—%	739	7%
Research, development and engineering expenses	616	614	506		(2)	—%	(108)	(21)%
Equity, royalty and interest income from investees	212	251	160	(1)	(39)	(16)%	91	57%
Interest income	17	19	14		(2)	(11)%	5	36%
Russian suspension costs	—	—	33	(2)	—	—%	33	100%
Segment EBITDA	1,653	1,630	1,535		23	1%	95	6%

					Percentage Points		Percentage Points
Segment EBITDA as a percentage of total sales	14.1%	14.0%	14.0%			0.1		—

(1) Included a $28 million impairment of our joint venture with KAMAZ and $3 million of royalty charges as part of our costs associated with the indefinite suspension of our Russian operations. See NOTE 24, "RUSSIAN OPERATIONS," to our Consolidated Financial Statements for additional information.

(2) Included $31 million of Russian suspension costs reflected in the equity, royalty and interest income from investees line above. See NOTE 24, "RUSSIAN OPERATIONS," to our Consolidated Financial Statements for additional information.

Sales for our Engine segment by market were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2024 vs. 2023		2023 vs. 2022
In millions	2024	2023	2022	Amount	Percent	Amount	Percent
Heavy-duty truck	$4,244	$4,399	$3,847	$(155)	(4)%	$552	14%
Medium-duty truck and bus	4,166	3,670	3,460	496	14%	210	6%
Light-duty automotive	1,595	1,762	1,738	(167)	(9)%	24	1%
Total on-highway	10,005	9,831	9,045	174	2%	786	9%
Off-highway	1,707	1,853	1,900	(146)	(8)%	(47)	(2)%
Total sales	$11,712	$11,684	$10,945	$28	—%	$739	7%

				Percentage Points		Percentage Points
On-highway sales as percentage of total sales	85%	84%	83%		1		1

Unit shipments by engine classification (including unit shipments to Power Systems and off-highway engine units included in their respective classification) were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2024 vs. 2023		2023 vs. 2022
	2024	2023	2022	Amount	Percent	Amount	Percent
Heavy-duty	132,900	141,900	120,700	(9,000)	(6)%	21,200	18%
Medium-duty	310,300	294,100	283,600	16,200	6%	10,500	4%
Light-duty	189,400	211,500	227,600	(22,100)	(10)%	(16,100)	(7)%
Total unit shipments	632,600	647,500	631,900	(14,900)	(2)%	15,600	2%

2024 vs. 2023
Sales
Engine segment sales increased $28 million. The primary driver by market was an increase in medium-duty truck and bus sales of $496 million mainly due to higher demand, especially in North America with medium-duty truck engine shipments up 16 percent, and favorable pricing.
The increase was partially offset by the following:
•Light-duty automotive sales decreased $167 million primarily due to lower demand in North American pick-up truck markets with shipments down 15 percent, partially offset by favorable pricing.
•Heavy-duty truck sales decreased $155 million principally due to weaker demand in North America with shipments down 8 percent.
•Off-highway sales decreased $146 million primarily due to lower demand in global construction markets, especially in China and Western Europe.
Segment EBITDA
Engine segment EBITDA increased $23 million, primarily due to favorable pricing, partially offset by lower volumes, increased product coverage, higher compensation expenses, higher supply chain related costs and lower joint venture technology fees.
Components Segment Results
On March 18, 2024, we completed the divestiture of our remaining 80.5 percent ownership of Atmus common stock through a tax-free split-off. See NOTE 21, "ATMUS INITIAL PUBLIC OFFERING (IPO) AND DIVESTITURE," to our Consolidated Financial Statements for additional information.
Financial data for the Components segment was as follows:

							Favorable/(Unfavorable)
	Years ended December 31,						2024 vs. 2023		2023 vs. 2022
In millions	2024		2023		2022		Amount	Percent	Amount	Percent
External sales	$9,894		$11,531		$7,847		$(1,637)	(14)%	$3,684	47%
Intersegment sales	1,785		1,878		1,889		(93)	(5)%	(11)	(1)%
Total sales	11,679		13,409		9,736		(1,730)	(13)%	3,673	38%
Research, development and engineering expenses	328		387		309		59	15%	(78)	(25)%
Equity, royalty and interest income from investees	64		97		71		(33)	(34)%	26	37%
Interest income	25		31		12		(6)	(19)%	19	NM
Russian suspension costs (1)	—		—		5		—	—%	5	100%
Segment EBITDA	1,591	(2)	1,840	(2)	1,346	(3)	(249)	(14)%	494	37%

							Percentage Points		Percentage Points
Segment EBITDA as a percentage of total sales	13.6%		13.7%		13.8%			(0.1)		(0.1)

"NM" - not meaningful information
(1) See NOTE 24, "RUSSIAN OPERATIONS," to our Consolidated Financial Statements for additional information.
(2) Included $21 million and $78 million of costs associated with the divestiture of Atmus for the years ended December 31, 2024 and 2023, respectively.
(3) Included $83 million of costs related to the acquisition and integration of Meritor and $28 million of costs associated with the divestiture of Atmus.
Beginning in the second quarter of 2024, we realigned certain businesses within our Components segment to be consistent with how our segment leader now monitors performance. We reorganized the businesses to combine the engine components and software and electronics businesses into the newly formed components and software business. In addition, we rebranded our axles and brakes business as drivetrain and braking systems. We began reporting results for these changes within our Components segment effective April 1, 2024, and reflected these changes in the historical periods presented. The change had no impact on our consolidated results.

Sales for our Components segment by business were as follows:

					Favorable/(Unfavorable)
	Years ended December 31,				2024 vs. 2023		2023 vs. 2022
In millions	2024		2023	2022	Amount	Percent	Amount	Percent
Drivetrain and braking systems	$4,733		$4,822	$1,879	$(89)	(2)%	$2,943	NM
Emission solutions	3,601		3,835	3,494	(234)	(6)%	341	10%
Components and software	2,404		2,409	2,213	(5)	—%	196	9%
Automated transmissions	588		714	593	(126)	(18)%	121	20%
Atmus	353	(1)	1,629	1,557	(1,276)	(78)%	72	5%
Total sales	$11,679		$13,409	$9,736	$(1,730)	(13)%	$3,673	38%

"NM" - not meaningful information
(1) Included sales through the March 18, 2024, divestiture.
2024 vs. 2023
Sales
Components segment sales decreased $1.7 billion across all businesses. The following were the primary drivers by business:
•Sales decreased $1.3 billion due to the Atmus divestiture on March 18, 2024.
•Emission solutions sales decreased $234 million principally due to lower demand in China.
Segment EBITDA
Components segment EBITDA decreased $249 million, primarily due to the divestiture of Atmus.
Distribution Segment Results
Financial data for the Distribution segment was as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2024 vs. 2023		2023 vs. 2022
In millions	2024	2023	2022	Amount	Percent	Amount	Percent
External sales	$11,352	$10,199	$8,901	$1,153	11%	$1,298	15%
Intersegment sales	32	50	28	(18)	(36)%	22	79%
Total sales	11,384	10,249	8,929	1,135	11%	1,320	15%
Research, development and engineering expenses	55	57	52	2	4%	(5)	(10)%
Equity, royalty and interest income from investees	90	97	77	(7)	(7)%	20	26%
Interest income	37	34	16	3	9%	18	NM
Russian suspension costs (1)	—	—	54	—	—%	54	100%
Segment EBITDA	1,378	1,209	888	169	14%	321	36%

				Percentage Points		Percentage Points
Segment EBITDA as a percentage of total sales	12.1%	11.8%	9.9%		0.3		1.9

"NM" - not meaningful information
(1) See NOTE 24, "RUSSIAN OPERATIONS," to our Consolidated Financial Statements for additional information.

Sales for our Distribution segment by region, were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2024 vs. 2023		2023 vs. 2022
In millions	2024	2023	2022	Amount	Percent	Amount	Percent
North America	$7,625	$7,081	$5,948	$544	8%	$1,133	19%
Asia Pacific	1,245	1,096	1,016	149	14%	80	8%
Europe	1,184	853	929	331	39%	(76)	(8)%
China	478	430	355	48	11%	75	21%
India	317	270	220	47	17%	50	23%
Africa and Middle East	268	294	251	(26)	(9)%	43	17%
Latin America	267	225	210	42	19%	15	7%
Total sales	$11,384	$10,249	$8,929	$1,135	11%	$1,320	15%

Sales for our Distribution segment by product line were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2024 vs. 2023		2023 vs. 2022
In millions	2024	2023	2022	Amount	Percent	Amount	Percent
Parts	$3,980	$4,071	$3,818	$(91)	(2)%	$253	7%
Power generation	3,972	2,509	1,774	1,463	58%	735	41%
Service	1,753	1,672	1,561	81	5%	111	7%
Engines	1,679	1,997	1,776	(318)	(16)%	221	12%
Total sales	$11,384	$10,249	$8,929	$1,135	11%	$1,320	15%

2024 vs. 2023
Sales
Distribution segment sales increased $1.1 billion and increased across most regions. The following were the primary drivers by regions:
•North American sales increased $544 million principally due to higher demand in power generation markets, especially data center and commercial markets, partially offset by lower demand for engines and aftermarket products.
•European sales increased $331 million mainly due to favorable demand in power generation markets.
•Asia Pacific sales increased $149 million primarily due to strong demand in power generation markets, especially data center markets and service volume.
Segment EBITDA
Distribution segment EBITDA increased $169 million, primarily due to favorable pricing, partially offset by higher compensation expenses.

Power Systems Segment Results
Financial data for the Power Systems segment was as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2024 vs. 2023		2023 vs. 2022
In millions	2024	2023	2022	Amount	Percent	Amount	Percent
External sales	$3,500	$3,125	$2,951	$375	12%	$174	6%
Intersegment sales	2,908	2,548	2,082	360	14%	466	22%
Total sales	6,408	5,673	5,033	735	13%	640	13%
Research, development and engineering expenses	236	237	240	1	—%	3	1%
Equity, royalty and interest income from investees	79	53	43	26	49%	10	23%
Interest income	7	9	7	(2)	(22)%	2	29%
Russian suspension costs (1)	—	—	19	—	—%	19	100%
Segment EBITDA	1,180	836	596	344	41%	240	40%

				Percentage Points		Percentage Points
Segment EBITDA as a percentage of total sales	18.4%	14.7%	11.8%		3.7		2.9

(1) See NOTE 24, "RUSSIAN OPERATIONS," to our Consolidated Financial Statements for additional information.
Sales for our Power Systems segment by product line were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2024 vs. 2023		2023 vs. 2022
In millions	2024	2023	2022	Amount	Percent	Amount	Percent
Power generation	$3,985	$3,340	$2,790	$645	19%	$550	20%
Industrial	1,932	1,854	1,772	78	4%	82	5%
Generator technologies	491	479	471	12	3%	8	2%
Total sales	$6,408	$5,673	$5,033	$735	13%	$640	13%

2024 vs. 2023
Sales
Power Systems segment sales increased $735 million, primarily due to improved global power generation sales of $645 million, especially in data center markets.
Segment EBITDA
Power Systems segment EBITDA increased $344 million, primarily due to favorable pricing and higher volumes, partially offset by higher compensation expenses and increased product coverage.

Accelera Segment Results
In the fourth quarter of 2024, our Accelera segment underwent a strategic review to better streamline operations as well as pace and re-focus investments on the most promising paths as the adoption of certain zero emission solutions slows. Total charges for these strategic reorganization actions were $312 million. See NOTE 22, "ACCELERA STRATEGIC REORGANIZATION ACTIONS," to our Consolidated Financial Statements for additional information.
Financial data for the Accelera segment was as follows:

					Favorable/(Unfavorable)		Favorable/(Unfavorable)
	Years ended December 31,				2024 vs. 2023		2023 vs. 2022
In millions	2024		2023	2022	Amount	Percent	Amount	Percent
External sales	$369		$336	$176	$33	10%	$160	91%
Intersegment sales	45		18	22	27	NM	(4)	(18)%
Total sales	414		354	198	60	17%	156	79%
Research, development and engineering expenses	226	(1)	203	171	(23)	(11)%	(32)	(19)%
Equity, royalty and interest loss from investees	(50)	(1)	(15)	(2)	(35)	NM	(13)	NM
Interest income	1		2	—	(1)	(50)%	2	NM
Segment EBITDA	(764)	(1)	(443)	(334)	(321)	(72)%	(109)	(33)%

"NM" - not meaningful information
(1) Included $2 million of charges in research, development and engineering expenses, $17 million of charges in equity, royalty and interest loss from investees and $312 million of charges in EBITDA, all related to strategic reorganization actions in the fourth quarter of 2024. See NOTE 22, "ACCELERA STRATEGIC REORGANIZATION ACTIONS," to our Consolidated Financial Statements for additional information.

Accelera segment sales increased $60 million mainly due to improved sales of electrolyzers, partially offset by lower electrified powertrain sales.

2025 OUTLOOK
Our outlook reflects the following positive trends and challenges to our business that could impact our revenue and earnings potential in 2025.
Positive Trends
•We expect demand within our Power Systems business to remain strong, including the power generation and mining markets.
•We expect North American pick-up truck demand to improve.
•We believe market demand for trucks in India will continue to be strong.
•We anticipate demand in our aftermarket business will continue to be robust, driven primarily by strong demand in our Engine and Power Systems businesses.
•We expect demand for trucks in China to remain stable in 2025.
Challenges
•We expect demand for medium-duty and heavy-duty trucks in North America to remain relatively weak in the first half of 2025.
•Increases in costs, tariffs, as well as other inflationary pressures, could negatively impact earnings.
•The potential for trade disruption, including embargoes, sanctions and export controls could negatively impact earnings.
LIQUIDITY AND CAPITAL RESOURCES
Key Working Capital and Balance Sheet Data
We fund our working capital with cash from operations and short-term borrowings, including commercial paper, when necessary. Various assets and liabilities, including short-term debt, can fluctuate significantly from month-to-month depending on short-term liquidity needs. As a result, working capital is a prime focus of management's attention. Working capital and balance sheet measures are provided in the following table:

Dollars in millions	December 31, 2024	December 31, 2023
Working capital (1)	$3,518	$2,295
Current ratio	1.31	1.18
Accounts and notes receivable, net	$5,181	$5,583
Days' sales in receivables	58	58
Inventories	$5,742	$5,677
Inventory turnover	4.4	4.5
Accounts payable (principally trade)	$3,951	$4,260
Days' payable outstanding	60	62
Total debt	$7,059	$6,696
Total debt as a percent of total capital	38.4%	40.3%

(1) Working capital includes cash and cash equivalents.

Cash Flows
Cash and cash equivalents were impacted as follows:

	Years ended December 31,			Change
In millions	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Net cash provided by operating activities	$1,487	$3,966	$1,962	$(2,479)	$2,004
Net cash used in investing activities	(1,782)	(1,643)	(4,172)	(139)	2,529
Net cash (used in) provided by financing activities	(173)	(2,177)	1,669	2,004	(3,846)
Effect of exchange rate changes on cash and cash equivalents	(40)	(68)	50	28	(118)
Net (decrease) increase in cash and cash equivalents	$(508)	$78	$(491)	$(586)	$569

2024 vs. 2023
Net cash provided by operating activities decreased $2.5 billion, primarily due to higher working capital requirements of $4.6 billion, partially offset by higher net income of $3.2 billion. The higher working capital requirements resulted in a cash outflow of $2.2 billion compared to a cash inflow of $2.4 billion in the comparable period in 2023, mainly due to $1.9 billion of payments required by the Settlement Agreements which were accrued in 2023. Net income included a $1.3 billion non-cash gain on the divestiture of Atmus. See NOTE 14, "COMMITMENTS AND CONTINGENCIES," and NOTE 21, "ATMUS INITIAL PUBLIC OFFERING (IPO) AND DIVESTITURE," to our Consolidated Financial Statements for additional information.
Net cash used in investing activities increased $139 million, primarily due to higher investments in equity investees of $228 million and cash associated with the Atmus divestiture of $174 million, partially offset by lower acquisition activity of $234 million.
Net cash used in financing activities decreased $2.0 billion, primarily due to higher proceeds from borrowings of $1.9 billion (principally related to our 2024 note issuance) and lower net payments of commercial paper of $542 million, partially offset by higher payments on borrowings and finance lease obligations of $432 million.
The effect of exchange rate changes on cash and cash equivalents increased $28 million, primarily due to favorable fluctuations in the British pound, partially offset by the Brazilian real.
2023 vs. 2022
For prior year liquidity comparisons see the Liquidity and Capital Resources section of our 2023 Form 10-K.
Sources of Liquidity
We generate significant ongoing operating cash flow. Cash provided by operations is our principal source of liquidity with $1.5 billion provided in 2024. In February, we issued $2.25 billion in long-term debt to pay down higher cost debt, finance the Settlement Agreements payments and improve our overall liquidity. Our sources of liquidity include the following:

	December 31, 2024
In millions	Total	U.S.	International	Primary location of international balances
Cash and cash equivalents	$1,671	$604	$1,067	Singapore, Australia, Mexico, China, United Kingdom, Belgium
Marketable securities (1)	593	78	515	India
Total	$2,264	$682	$1,582
Available credit capacity
Revolving credit facilities (2)	$2,741
International and other uncommitted domestic credit facilities	$628

(1) The majority of marketable securities could be liquidated into cash within a few days.
(2) The 5-year credit facility for $2.0 billion and the 364-day credit facility for $2.0 billion, maturing June 2029 and June 2025, respectively, are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. At December 31, 2024, we had $1.3 billion of commercial paper outstanding, which effectively reduced our available capacity under our revolving credit facilities to $2.7 billion.

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
Debt Facilities and Other Sources of Liquidity
On June 3, 2024, we entered into an amended and restated 5-year credit agreement that allows us to borrow up to $2.0 billion of unsecured funds at any time prior to June 3, 2029. The credit agreement amended and restated the prior $2.0 billion 5-year credit agreement that would have matured on August 18, 2026.
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
Our committed credit facilities provide access up to $4.0 billion from our $2.0 billion 364-day credit facility that expires on June 2, 2025, and our $2.0 billion 5-year facility that expires on June 3, 2029. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. We intend to maintain credit facilities at the current or higher aggregate amounts by renewing or replacing these facilities at or before expiration. The credit agreements include various financial covenants, including, among others, maintaining a net debt to capital ratio of no more than 0.65 to 1.0. At December 31, 2024, our net leverage ratio was 0.27 to 1.0. There were no outstanding borrowings under these facilities at December 31, 2024.
Our committed credit facilities also provide access up to $4.0 billion of unsecured, short-term promissory notes (commercial paper) pursuant to the Board authorized commercial paper programs. These programs facilitate the private placement of unsecured short-term debt through third-party brokers. We intend to use the net proceeds from the commercial paper borrowings for general corporate purposes. The total combined borrowing capacity under the revolving credit facilities and commercial paper programs should not exceed $4.0 billion. At December 31, 2024, we had $1.3 billion of commercial paper outstanding, which effectively reduced our available capacity under our revolving credit facilities to $2.7 billion. See NOTE 12, "DEBT," to our Consolidated Financial Statements for additional information.
As a well-known seasoned issuer, we filed an automatic shelf registration for an undetermined amount of debt and equity securities with the Securities and Exchange Commission (SEC) on February 8, 2022, which expired on February 9, 2025. Under this shelf registration we were able to offer debt securities, common stock, preferred and preference stock, depositary shares, warrants, stock purchase contracts and stock purchase units. We plan to file a new shelf registration statement shortly after the filing of this annual report on Form 10-K to replace the expired automatic shelf registration statement.
Supply Chain Financing
We currently have supply chain financing programs with financial intermediaries, which provide certain vendors the option to be paid by financial intermediaries earlier than the due date on the applicable invoice. When a vendor utilizes the program and receives an early payment from a financial intermediary, they take a discount on the invoice. We then pay the financial intermediary the face amount of the invoice on the original due date, which generally have 60 to 90 day payment terms. The maximum amount that we could have outstanding under these programs was $551 million at December 31, 2024. We do not reimburse vendors for any costs they incur for participation in the program, their participation is completely voluntary and there are no assets pledged as security or other forms of guarantees provided for the committed payment to the finance provider or intermediary. As a result, all amounts owed to the financial intermediaries are presented as accounts payable in our Consolidated Balance Sheets. Amounts due to the financial intermediaries reflected in accounts payable at December 31, 2024, were $142 million. See NOTE 1, "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES," to our Consolidated Financial Statements for additional information.
Accounts Receivable Sales Program
In May 2024, we entered into an accounts receivable sales agreement with Wells Fargo Bank, N.A., to sell certain accounts receivable up to the Board approved limit of $500 million. There was no activity under the program during the year ended December 31, 2024. See NOTE 1, "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES," to our Consolidated Financial Statements for additional information.
Uses of Cash
Settlement Agreements
In December 2023, we announced that we reached an agreement in principle with the EPA, CARB, DOJ and the California Attorney General’s Office to resolve certain regulatory civil claims regarding our emissions certification and compliance process for certain engines primarily used in pick-up truck applications in the U.S., which became final and effective in April 2024 (collectively, the Settlement Agreements). We made $1.9 billion of payments required by the Settlement Agreements in the second quarter of 2024. See NOTE 14, "COMMITMENTS AND CONTINGENCIES," to our Consolidated Financial Statements for additional information.
Dividends
Total dividends paid to common shareholders in 2024, 2023 and 2022 were $969 million, $921 million and $855 million, respectively. Declaration and payment of dividends in the future depends upon our income and liquidity position, among other factors, and is subject to declaration by the Board, who meets quarterly to consider our dividend payment. We expect to fund dividend payments with cash from operations.
In July 2024, the Board authorized an increase to our quarterly dividend of approximately 8 percent from $1.68 per share to $1.82 per share. Cash dividends per share paid to common shareholders and the Board authorized increases for the last three years were as follows:

	Quarterly Dividends
	2024	2023	2022
First quarter	$1.68	$1.57	$1.45
Second quarter	1.68	1.57	1.45
Third quarter	1.82	1.68	1.57
Fourth quarter	1.82	1.68	1.57
Total	$7.00	$6.50	$6.04

Capital Expenditures
Capital expenditures were $1.2 billion, $1.2 billion and $916 million in 2024, 2023 and 2022, respectively. We continue to invest in new product lines and targeted capacity expansions. We plan to spend an estimated $1.4 billion to $1.5 billion in 2025 on capital expenditures with over 65 percent of these expenditures expected to be invested in North America.
Current Maturities of Short and Long-Term Debt
We had $1.3 billion of commercial paper outstanding at December 31, 2024, that matures in less than one year. The maturity schedule of our existing long-term debt includes $500 million of cash outflows in 2025 when our 0.75 percent senior notes are due. Required annual long-term debt principal payments range from $66 million to $660 million over the next five years. We intend to retain our strong investment credit ratings. See NOTE 12, "DEBT," to our Consolidated Financial Statements for additional information.
Pensions
Our global pension plans, including our unfunded and non-qualified plans, were 115 percent funded at December 31, 2024. Our U.S. defined benefit plans (qualified and non-qualified), which represented approximately 70 percent of the worldwide pension obligation, were 117 percent funded, and our U.K. defined benefit plans were 109 percent funded at December 31, 2024. The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans. In 2024, the investment gain on our U.S. pension trusts was 5.5 percent, while our U.K. pension trusts' loss was 9.6 percent.

We sponsor funded and unfunded domestic and foreign defined benefit pension plans. Contributions to the U.S. and U.K. plans were as follows:

	Years ended December 31,
In millions	2024	2023	2022
Defined benefit pension contributions	$71	$115	$53
Defined contribution pension plans	126	130	110

These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We anticipate making total contributions of approximately $52 million to our global defined benefit pension plans in 2025. Expected contributions to our defined benefit pension plans in 2025 will meet or exceed the current funding requirements.
Stock Repurchases
In December 2021, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the $2.0 billion repurchase plan authorized in 2019. For the year ended December 31, 2024, we did not make any repurchases of common stock. The dollar value remaining available for future purchases under the 2019 program at December 31, 2024, was $218 million.
We intend to repurchase outstanding shares from time to time to enhance shareholder value.
Amplify Cell Technologies LLC Joint Venture
In September 2023, our Accelera business signed an agreement to form a joint venture, Amplify Cell Technologies LLC, with Daimler Truck, PACCAR and EVE Energy to accelerate and localize battery cell production and the battery supply chain in the U.S., including building a 21-gigawatt hour battery production facility in Marshall County, Mississippi. The joint venture will manufacture battery cells for electric commercial vehicles and industrial applications. The joint venture received all government approvals and began operations in May 2024, but is not expected to begin production until 2027. As of December 31, 2024, we had contributed $211 million and our maximum remaining required contribution to the joint venture was $619 million, which could be reduced by future government incentives received by the joint venture. The majority of the contribution is expected to be made by the end of 2028. See NOTE 3, "INVESTMENTS IN EQUITY INVESTEES," to our Consolidated Financial Statements for additional information.
Future Uses of Cash
A summary of our contractual obligations and other commercial commitments at December 31, 2024, are as follows:

Contractual Cash Obligations	Payments Due by Period
In millions	Current	Long-Term
Long-term debt and finance lease obligations (1)	$887	$8,492
Operating leases (1)	150	472
Capital expenditures	667	—
Purchase commitments for inventory	1,107	—
Other purchase commitments	622	372
Transitional tax liability	103	—
Other postretirement benefits	16	101
International and other domestic letters of credit	67	40
Performance and excise bonds	74	167
Guarantees and other commitments	13	28
Total	$3,706	$9,672

(1) Included principal payments and expected interest payments based on the terms of the obligations.

The contractual obligations reported above exclude our unrecognized tax benefits of $304 million as of December 31, 2024, which includes $187 million of current tax liabilities and $117 million of long-term deferred tax liabilities. We are not able to reasonably estimate the period in which cash outflows relating to uncertain tax contingencies could occur. See NOTE 4, "INCOME TAXES," to our Consolidated Financial Statements for additional information.

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

Management's Assessment of Liquidity
Our financial condition and liquidity remain strong. Our solid balance sheet and credit ratings enable us to have ready access to credit and the capital markets. We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities. We believe our access to capital markets, our existing cash and marketable securities, operating cash flow and revolving credit facilities provide us with the financial flexibility needed to fund targeted capital expenditures, dividend payments, debt service obligations, projected pension obligations, common stock repurchases, joint venture contributions and acquisitions through 2025 and beyond. We continue to generate significant cash from operations and maintain access to our revolving credit facilities and commercial paper programs as noted above.
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
Warranty Programs
We estimate and record a liability for base warranty programs at the time our products are sold. Our estimates are based on historical experience and reflect management's best estimates of costs to be incurred over the warranty period. Adjustments may be required to the liability when actual or projected costs differ. Variations in component failure rates, repair costs and the point of failure within the product life cycle are key drivers that impact our periodic re-assessment of the warranty liability. Future events and circumstances related to these factors could materially change our estimates and require adjustments to our liability. New product launches require a greater use of judgment in developing estimates until historical experience becomes available. We generally estimate warranty accruals for new products using a methodology that includes the preceding product's warranty history and a multiplicative factor derived from prior product launch experience and new product assessments until sufficient new product data is available for warranty estimation. We then use a blend of actual new product experience and preceding product historical experience for several subsequent quarters and new product specific experience thereafter. Product specific experience is typically available five or six quarters after product launch, with a clear experience trend evident eight quarters after launch. As a result of the uncertainty surrounding the nature and frequency of product recall programs, the liability for such programs is recorded when management commits to a recall action or when a recall becomes probable and estimable. NOTE 13, "PRODUCT WARRANTY LIABILITY," to our Consolidated Financial Statements contains a summary of the activity in our warranty liability account for 2024, 2023 and 2022 including adjustments to pre-existing warranties.

Fair Value of Intangible Assets
We make strategic acquisitions that may have a material impact on our consolidated results of operations or financial position. We allocate the purchase price of acquired businesses to the assets acquired and liabilities assumed in the transaction at their estimated fair values. The determination of the fair value of intangible assets, which represent a significant portion of the purchase price in many of our acquisitions can be complex and requires the use of significant judgment with regard to (i) the fair value and (ii) the period and the method by which the intangible asset will be amortized. We use information available to us to make fair value determinations and engage independent valuation specialists, when necessary, to assist in the fair value determination of significant acquired intangibles. We estimate the fair value of acquisition-related intangible assets principally based on projections of cash flows that will arise from identifiable intangible assets of acquired businesses, which includes estimates of discount rates, revenue growth rates, EBITDA, royalty rates, customer attrition rates, customer renewal rates and technology obsolesce rates. The projected cash flows are discounted to determine the present value of the assets at the dates of acquisition. Although we believe the projections, assumptions and estimates made were reasonable and appropriate, these estimates require significant judgment by management, are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Any adjustments subsequent to the measurement period are recorded to our Consolidated Statements of Net Income. See NOTE 23, "ACQUISITIONS," to our Consolidated Financial Statements for additional information about our recent business combinations.
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
Our goodwill recoverability assessment is based on our annual strategic planning process. This process includes an extensive review of expectations for the long-term growth of our businesses and forecasted future cash flows. In order to determine the valuation of our reporting units, we use either the income approach using a discounted cash flow model or the market approach. Our income approach method uses a discounted cash flow model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate rate of return. Our estimates are based upon our historical experience, our current knowledge from our commercial relationships and available external information about future trends.
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
Effective October 31, 2024, we changed our annual goodwill impairment testing date for all reporting units from the last day of our fiscal third quarter to October 31 to better align with the timing of our annual long-term planning process. Accordingly, management determined that the change in accounting principle is preferable. This change was applied prospectively from October 31, 2024. We determined that it is impracticable to objectively ascertain projected cash flows and related valuation estimates that would have been used as of each October 31 of prior reporting periods without the use of hindsight. This change was not material to our Consolidated Financial Statements as it did not delay, accelerate or avoid any potential goodwill impairment charges. To ensure that no lapse greater than twelve months occurred, we performed an impairment test, for all reporting units, as of the end of our 2024 fiscal third quarter and noted no impairment. We completed our annual impairment testing as of October 31, 2024, and noted no impairment.
Accounting for Income Taxes
We determine our income tax expense using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Future tax benefits of net operating loss and credit carryforwards are also recognized as deferred tax assets. We evaluate the recoverability of our deferred tax assets each quarter by assessing the likelihood of future profitability and available tax planning strategies that could be implemented to realize our net deferred tax assets. At December 31, 2024, we recorded a net deferred tax asset of $730 million. The net deferred tax assets included $907 million for the value of net operating loss and credit carryforwards. A valuation allowance of $872 million was recorded to reduce the tax assets to the net value management believed was more likely than not to be realized. In the event our operating performance deteriorates, future assessments could conclude that a larger valuation allowance will be needed to further reduce the deferred tax assets.
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
The expected long-term return on plan assets is used in calculating the net periodic pension cost. We considered several factors in developing our expected rate of return on plan assets. The long-term rate of return considers historical returns and expected returns on current and projected asset allocations. Projected returns are based primarily on broad, publicly traded passive fixed income and equity indices and forward-looking estimates of the value added by active investment management. At December 31, 2024, based upon our target asset allocations, it is anticipated that our U.S. investment policy will generate an average annual return over the 30-year projection period equal to or in excess of 7 percent, including the additional positive returns expected from active investment management.
The one-year return for our U.S. plans was a 5.5 percent gain for 2024. Our U.S. plan assets averaged annualized returns of 5.74 percent over the prior ten years and resulted in approximately $473 million of actuarial losses in accumulated other comprehensive loss (AOCL) in the same period. Based on the historical returns and forward-looking return expectations for capital markets, we believe our investment return assumption of 7.00 percent in 2025 for U.S. pension assets is reasonable and attainable.
The methodology used to determine the rate of return on pension plan assets in the U.K. was based on establishing an equity-risk premium over current long-term bond yields adjusted based on target asset allocations. At December 31, 2024, based upon our target asset allocations, it is anticipated that our U.K. investment policy will generate an average annual return over the 20-year projection period equal to or in excess of 5 percent. The one-year return for our U.K. plans was a 9.6 percent loss for 2024. We generated average annualized losses of 1.31 percent over ten years, resulting in approximately $942 million of actuarial losses in AOCL. Our strategy with respect to our investments in pension plan assets is to be invested with a long-term outlook. Based on the historical returns and forward-looking return expectations, we believe that an investment return assumption of 5.00 percent in 2025 for U.K. pension assets is reasonable and attainable.
Our target allocation for 2025 and pension plan asset allocations, at December 31, 2024 and 2023 are as follows:

	U.S. Plan			U.K. Plan
	Target Allocation	Percentage of Plan Assets at December 31,		Target Allocation	Percentage of Plan Assets at December 31,
Investment description	2025	2024	2023	2025	2024	2023
Liability matching	71.0%	69.5%	71.0%	80.0%	79.4%	80.8%
Risk seeking	29.0%	30.5%	29.0%	20.0%	20.6%	19.2%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
The differences between the actual return on plan assets and expected long-term return on plan assets are recognized in the asset value used to calculate net periodic cost over five years. The table below sets forth our expected rate of return for 2025 and the expected return assumptions used to develop our pension cost for the period 2022-2024.

	Long-term Expected Return Assumptions
	2025	2024	2023	2022
U.S. plans	7.00%	7.25%	7.00%	6.50%
U.K. plans	5.00%	5.00%	5.00%	4.01%

Pension accounting offers various acceptable alternatives to account for the differences that eventually arise between the estimates used in the actuarial valuations and the actual results. It is acceptable to delay or immediately recognize these differences. Under the delayed recognition alternative, changes in pension obligations (including those resulting from plan amendments) and changes in the value of assets set aside to meet those obligations are not recognized in net periodic pension cost as they occur but are recognized initially in AOCL and subsequently amortized as components of net periodic pension cost systematically and gradually over future periods. In addition to this approach, we may also adopt immediate recognition of actuarial gains or losses. Immediate recognition introduces volatility in financial results. We have chosen to delay recognition and amortize actuarial differences over future periods. If we adopted the immediate recognition approach, we would record a loss of $1.1 billion ($0.9 billion after-tax) from cumulative actuarial net losses for our U.S. and U.K. pension plans.
The difference between the expected return and the actual return on plan assets is deferred from recognition in our results of operations and under certain circumstances, such as when the difference exceeds 10 percent of the greater of the market value of plan assets or the projected benefit obligation, the difference is amortized over future years of service. This is also true of changes to actuarial assumptions. Under the delayed recognition alternative, the actuarial gains and losses are recognized and recorded in AOCL. As our losses related to the U.S. and U.K. pension plans exceed 10 percent of their respective plan assets, the excess is amortized over the average remaining service lives of participating employees. Net actuarial losses decreased our shareholders' equity by $34 million after-tax in 2024. The loss is primarily due to unfavorable asset returns, partially offset by a favorable change in discount rates.
The table below sets forth the net periodic pension cost for the years ended December 31 and our expected cost for 2025.

In millions	2025	2024	2023	2022
Net periodic pension cost	$76	$34	$1	$19

We expect 2025 net periodic pension cost to increase compared to 2024, primarily due to unfavorable asset returns in the U.K. and a lower expected rate of return in the U.S., partially offset by higher discount rates in the U.S. and U.K. The increase in net periodic pension cost in 2024 compared to 2023 was primarily due to unfavorable asset returns in the U.K., lower discount rates in the U.S. and U.K. and increased headcount from recent acquisitions, partially offset by a higher expected rate of return on assets in the U.S. The decrease in net periodic pension cost in 2023 compared to 2022 was due primarily due to the full year benefit of the Meritor pension plans added during the acquisition and a higher estimated return on assets in the U.S. and U.K.

The weighted-average discount rates used to develop our net periodic pension cost are set forth in the table below.

	Discount Rates
	2025	2024	2023	2022
U.S. plans	5.69%	5.15%	5.55%	3.31%
U.K. plans	5.62%	4.72%	4.99%	2.26%

The discount rate enables us to state expected future cash payments for benefits as a present value on the measurement date. The guidelines for setting this rate suggest the use of a high-quality corporate bond rate. We used bond information provided by Moody's Investor Services, Inc. and Standard & Poor's Rating Services. All bonds used to develop our hypothetical portfolio in the U.S. and U.K. were deemed high-quality, non-callable bonds (Aa or better) at December 31, 2024, by at least one of the bond rating agencies.
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
The table below sets forth the estimated impact on our 2025 net periodic pension cost relative to a change in the discount rate and a change in the expected rate of return on plan assets.

In millions	Impact on Pension Cost Increase/(Decrease)
Discount rate used to value liabilities
0.25 percent increase	$(6)
0.25 percent decrease	6
Expected rate of return on assets
1 percent increase	(56)
1 percent decrease	56

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
RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See NOTE 1, "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES," to our Consolidated Financial Statements for additional information.
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

The following describes our risk exposures and provides the results of a sensitivity analysis performed at December 31, 2024. The sensitivity analysis assumes instantaneous, parallel shifts in foreign currency exchange rates and commodity prices. See NOTE 20, "DERIVATIVES," to our Consolidated Financial Statements for additional information.
Foreign Currency Exchange Rate Risk
As a result of our international business presence, we are exposed to foreign currency exchange rate risks. We transact business in foreign currencies and, as a result, our income experiences some volatility related to movements in foreign currency exchange rates. To help manage our exposure to exchange rate volatility, we use foreign currency forward contracts on a regular basis to hedge forecasted intercompany and third-party sales and purchases denominated in non-functional currencies. Our foreign currency cash flow hedges generally mature within two years. These foreign currency forward contracts are designated and qualify as foreign currency cash flow hedges. For the years ended December 31, 2024, and 2023, there were no circumstances that resulted in the discontinuance of a foreign currency cash flow hedge.
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
We are further exposed to foreign currency exchange risk as many of our subsidiaries are subject to fluctuations as the functional currencies of the underlying entities are not our U.S. dollar reporting currency. In order to minimize movements in certain investments, in 2022 we began entering into foreign exchange forwards designated as net investment hedges. Under the terms of our foreign exchange forwards, we agreed with third parties to sell British pounds, Chinese renminbi and Euros in exchange for U.S. dollar currency at a specified rate at the maturity of the contract. These forwards are utilized to hedge portions of our net investments denominated in these currencies against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. The change in fair value related to the spot-to-forward rate difference is recorded as other income (expense) with all other changes in fair value deferred and reported as components of AOCL. The unrealized gain or loss is classified into income in the same period when the foreign subsidiary is sold or substantially liquidated.
At December 31, 2024, the potential gain or loss in the fair value of our outstanding foreign currency contracts, assuming a hypothetical 10 percent fluctuation in the currencies of such contracts, would be approximately $25 million. The sensitivity analysis of the effects of changes in foreign currency exchange rates assumes the notional value to remain constant for the next 12 months. The analysis ignores the impact of foreign exchange movements on our competitive position and potential changes in sales levels. Any change in the value of the contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items.
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
At any time, a change in interest rates could have an adverse impact on the fair value of our portfolios. Assuming a hypothetical adverse movement in interest rates of one percentage point, the combined value of our interest rate derivatives portfolios would be reduced by $29 million, as calculated as of December 31, 2024. However, this does not take into consideration an offset in the underlying hedged items when using fair value hedges. While these are our best estimates of the impact of the specified interest rate scenario, actual results could differ from those projected. The sensitivity analysis presented assumes interest rate changes are instantaneous with parallel shifts in the yield curve.
Commodity Price Risk
We are exposed to fluctuations in commodity prices due to contractual agreements with component suppliers. In order to protect ourselves against future price volatility and, consequently, fluctuations in gross margins, we periodically enter into commodity swap and forward contracts with designated banks and other counterparties to fix the cost of certain raw material purchases with the objective of minimizing changes in inventory cost due to market price fluctuations. These commodity swaps are designated and qualify as cash flow hedges. At December 31, 2024, realized and unrealized gains and losses related to these hedges were not material to our financial statements. We also enter into physical forward contracts, which qualify for the normal purchases scope exception and are treated as purchase commitments.

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

ITEM 8.    Financial Statements and Supplementary Data
Index to Financial Statements
•Management's Report to Shareholders
•Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
•Consolidated Statements of Net Income for the years ended December 31, 2024, 2023 and 2022
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022
•Consolidated Balance Sheets at December 31, 2024 and 2023
•Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
•Consolidated Statements of Changes in Redeemable Noncontrolling Interests and Equity for the years ended December 31, 2024, 2023 and 2022
•Notes to the Consolidated Financial Statements

NOTE	1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NOTE	2	REVENUE FROM CONTRACTS WITH CUSTOMERS
NOTE	3	INVESTMENTS IN EQUITY INVESTEES
NOTE	4	INCOME TAXES
NOTE	5	MARKETABLE SECURITIES
NOTE	6	INVENTORIES
NOTE	7	PROPERTY, PLANT AND EQUIPMENT
NOTE	8	LEASES
NOTE	9	GOODWILL AND OTHER INTANGIBLE ASSETS
NOTE	10	PENSIONS AND OTHER POSTRETIREMENT BENEFITS
NOTE	11	SUPPLEMENTAL BALANCE SHEET DATA
NOTE	12	DEBT
NOTE	13	PRODUCT WARRANTY LIABILITY
NOTE	14	COMMITMENTS AND CONTINGENCIES
NOTE	15	CUMMINS INC. SHAREHOLDERS' EQUITY
NOTE	16	ACCUMULATED OTHER COMPREHENSIVE LOSS
NOTE	17	NONCONTROLLING INTERESTS
NOTE	18	STOCK INCENTIVE AND STOCK OPTION PLANS
NOTE	19	EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
NOTE	20	DERIVATIVES
NOTE	21	ATMUS INITIAL PUBLIC OFFERING (IPO) AND DIVESTITURE
NOTE	22	ACCELERA STRATEGIC REORGANIZATION ACTIONS
NOTE	23	ACQUISITIONS
NOTE	24	RUSSIAN OPERATIONS
NOTE	25	OPERATING SEGMENTS

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
Management assessed the effectiveness of our internal control over financial reporting and concluded it was effective as of December 31, 2024. In making its assessment, management utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).
The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cummins Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Cummins Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of net income, comprehensive income, changes in redeemable noncontrolling interests and equity and cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Goodwill Impairment Test as of the End of the Fiscal Third Quarter – Drivetrain and Braking Systems Reporting Unit
As described in Notes 1 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $2,370 million as of December 31, 2024, of which 31 percent relates to the drivetrain and braking systems reporting unit. Effective October 31, 2024, management changed the annual goodwill impairment testing date for all reporting units from the last day of the fiscal third quarter to October 31. To ensure that no lapse greater than twelve months occurred, management performed an impairment test as of the end of the fiscal third quarter. Management performs the annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. In estimating the fair value of the reporting unit, management used an income approach using a discounted cash flow model. The discounted cash flow model requires projections of revenue, gross margin, operating expenses, working capital investment and fixed asset additions for the reporting unit over a multi-year period, and a discount rate based upon a weighted-average cost of capital.
The principal considerations for our determination that performing procedures relating to the goodwill impairment test as of the end of the fiscal third quarter for the drivetrain and braking systems reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projections of revenue and gross margin; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment test, including controls over the valuation of the reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the reporting unit; (ii) evaluating the appropriateness of the discounted cash flow model used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of significant assumptions used by management related to projections of revenue and gross margin. Evaluating management’s assumptions related to projections of revenue and gross margin involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the discounted cash flow model.

/s/PricewaterhouseCoopers LLP
Indianapolis, Indiana
February 11, 2025

We have served as the Company’s auditor since 2002.

CUMMINS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME

	Years ended December 31,
In millions, except per share amounts	2024	2023	2022
NET SALES (Notes 1 and 2)	$34,102	$34,065	$28,074
Cost of sales	25,663	25,816	21,355
GROSS MARGIN	8,439	8,249	6,719
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	3,275	3,333	2,687
Research, development and engineering expenses	1,463	1,500	1,278
Equity, royalty and interest income from investees (Note 3)	395	483	349
Other operating expense, net	346	2,138	174
OPERATING INCOME	3,750	1,761	2,929
Interest expense	370	375	199
Other income, net (Note 21)	1,523	240	89
INCOME BEFORE INCOME TAXES	4,903	1,626	2,819
Income tax expense (Note 4)	835	786	636
CONSOLIDATED NET INCOME	4,068	840	2,183
Less: Net income attributable to noncontrolling interests	122	105	32
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$3,946	$735	$2,151

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC. (Note 19)
Basic	$28.55	$5.19	$15.20
Diluted	$28.37	$5.15	$15.12

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
In millions	2024	2023	2022
CONSOLIDATED NET INCOME	$4,068	$840	$2,183
Other comprehensive income (loss), net of tax (Note 16)
Change in pension and other postretirement defined benefit plans	5	(421)	(81)
Foreign currency translation adjustments	(276)	92	(384)
Unrealized gain on derivatives	16	10	106
Total other comprehensive loss, net of tax	(255)	(319)	(359)
COMPREHENSIVE INCOME	3,813	521	1,824
Less: Comprehensive income (loss) attributable to noncontrolling interests	106	102	(8)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUMMINS INC.	$3,707	$419	$1,832
The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
In millions, except par value	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$1,671	$2,179
Marketable securities (Note 5)	593	562
Total cash, cash equivalents and marketable securities	2,264	2,741
Accounts and notes receivable, net	5,181	5,583
Inventories (Note 6)	5,742	5,677
Prepaid expenses and other current assets	1,565	1,197
Total current assets	14,752	15,198
Long-term assets
Property, plant and equipment, net (Note 7)	6,356	6,249
Investments and advances related to equity method investees (Note 3)	1,889	1,800
Goodwill (Note 9)	2,370	2,499
Other intangible assets, net (Note 9)	2,351	2,519
Pension assets (Note 10)	1,189	1,197
Other assets (Note 11)	2,633	2,543
Total assets	$31,540	$32,005

LIABILITIES
Current liabilities
Accounts payable (principally trade)	$3,951	$4,260
Loans payable (Note 12)	356	280
Commercial paper (Note 12)	1,259	1,496
Current maturities of long-term debt (Note 12)	660	118
Accrued compensation, benefits and retirement costs	1,084	1,108
Current portion of accrued product warranty (Note 13)	679	667
Current portion of deferred revenue (Note 2)	1,347	1,220
Other accrued expenses (Note 11)	1,898	3,754
Total current liabilities	11,234	12,903
Long-term liabilities
Long-term debt (Note 12)	4,784	4,802
Deferred revenue (Note 2)	1,065	966
Other liabilities (Note 11)	3,149	3,430
Total liabilities	$20,232	$22,101

Commitments and contingencies (Note 14)

EQUITY
Cummins Inc. shareholders’ equity (Note 15)
Common stock, $2.50 par value, 500 shares authorized, 222.5 and 222.5 shares issued	$2,636	$2,564
Retained earnings	20,828	17,851
Treasury stock, at cost, 85.1 and 80.7 shares	(10,748)	(9,359)
Accumulated other comprehensive loss (Note 16)	(2,445)	(2,206)
Total Cummins Inc. shareholders’ equity	10,271	8,850
Noncontrolling interests (Note 17)	1,037	1,054
Total equity	$11,308	$9,904
Total liabilities and equity	$31,540	$32,005
The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
In millions	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$4,068	$840	$2,183
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Gain related to divestiture of Atmus (Note 21)	(1,333)	—	—
Depreciation and amortization	1,065	1,024	784
Deferred income taxes (Note 4)	(209)	(457)	(274)
Equity in income of investees, net of dividends	13	(81)	64
Pension and OPEB expense (Note 10)	38	8	24
Pension contributions and OPEB payments (Note 10)	(90)	(134)	(85)
Russian suspension costs, net of recoveries (Note 24)	—	—	111
Changes in current assets and liabilities, net of acquisitions and divestiture
Accounts and notes receivable	298	(330)	(697)
Inventories	(402)	—	(567)
Other current assets	(305)	(120)	(109)
Accounts payable	(183)	(66)	538
Accrued expenses	(1,573)	2,934	(170)
Other, net	100	348	160
Net cash provided by operating activities	1,487	3,966	1,962

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,208)	(1,213)	(916)
Investments in and net advances (to) from equity investees	(214)	14	(54)
Acquisition of businesses, net of cash acquired (Note 23)	(58)	(292)	(3,191)
Investments in marketable securities—acquisitions	(1,500)	(1,409)	(1,073)
Investments in marketable securities—liquidations (Note 5)	1,460	1,334	1,151
Cash associated with Atmus divestiture	(174)	—	—
Other, net	(88)	(77)	(89)
Net cash used in investing activities	(1,782)	(1,643)	(4,172)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	2,720	861	2,103
Net (payments) borrowings of commercial paper	(237)	(779)	2,261
Payments on borrowings and finance lease obligations	(1,568)	(1,136)	(1,550)
Dividend payments on common stock (Note 15)	(969)	(921)	(855)
Repurchases of common stock (Note 15)	—	—	(374)
Payments for purchase of redeemable noncontrolling interests (Note 23)	(50)	(175)	—
Other, net	(69)	(27)	84
Net cash (used in) provided by financing activities	(173)	(2,177)	1,669
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(40)	(68)	50
Net (decrease) increase in cash and cash equivalents	(508)	78	(491)
Cash and cash equivalents at beginning of year	2,179	2,101	2,592
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,671	$2,179	$2,101

The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY

In millions	Redeemable Noncontrolling Interests	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2021	$366	$556	$1,543	$16,741	$(9,123)	$(1,571)	$8,146	$889	$9,035
Net income	(24)			2,151			2,151	56	2,207
Other comprehensive loss, net of tax (Note 16)						(319)	(319)	(40)	(359)
Issuance of common stock			8				8	—	8
Repurchases of common stock (Note 15)					(374)		(374)	—	(374)
Cash dividends on common stock (Note 15)				(855)			(855)	—	(855)
Distributions to noncontrolling interests							—	(38)	(38)
Share-based awards			3		77		80	—	80
Acquisition of business (Note 23)							—	111	111
Fair value adjustment of redeemable noncontrolling interests	(104)		104				104	—	104
Other shareholder transactions	20		29		5		34	14	48
BALANCE AT DECEMBER 31, 2022	$258	$556	$1,687	$18,037	$(9,415)	$(1,890)	$8,975	$992	$9,967
Net income	(20)			735			735	125	860
Other comprehensive loss, net of tax (Note 16)						(316)	(316)	(3)	(319)
Issuance of common stock			3				3	—	3
Cash dividends on common stock (Note 15)				(921)			(921)	—	(921)
Distributions to noncontrolling interests							—	(57)	(57)
Share-based awards			(4)		52		48	—	48
Fair value adjustment of redeemable noncontrolling interests	33		(33)				(33)	—	(33)
Acquisition of redeemable noncontrolling interests (Note 23)	(271)						—	—	—
Sale of Atmus stock (Note 21)			285				285	(3)	282
Other shareholder transactions			70		4		74	—	74
BALANCE AT DECEMBER 31, 2023	$—	$556	$2,008	$17,851	$(9,359)	$(2,206)	$8,850	$1,054	$9,904
Net income				3,946			3,946	122	4,068
Other comprehensive loss, net of tax (Note 16)						(300)	(300)	(16)	(316)
Issuance of common stock			7				7	—	7
Divestiture of Atmus (Note 21)					(1,532)	61	(1,471)	(19)	(1,490)
Cash dividends on common stock (Note 15)				(969)			(969)	—	(969)
Distributions to noncontrolling interests							—	(71)	(71)
Share-based awards			(7)		140		133	—	133
Other shareholder transactions			72		3		75	(33)	42
BALANCE AT DECEMBER 31, 2024	$—	$556	$2,080	$20,828	$(10,748)	$(2,445)	$10,271	$1,037	$11,308
The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
We were founded in 1919 as Cummins Engine Company, a corporation in Columbus, Indiana, and one of the first diesel engine manufacturers. In 2001, we changed our name to Cummins Inc. We are a global power solutions leader comprised of five business segments - Engine, Components, Distribution, Power Systems and Accelera - supported by our global manufacturing and extensive service and support network, skilled workforce and vast technical expertise. Our products range from advanced diesel, natural gas, electric and hybrid powertrains and powertrain-related components including aftertreatment, turbochargers, fuel systems, valvetrain technologies, controls systems, air handling systems, automated transmissions, axles, drivelines, brakes, suspension systems, electric power generation systems, electrified power systems with innovative components and subsystems, including battery, fuel cell and electric power technologies and hydrogen production technologies. We sell our products to original equipment manufacturers (OEMs), distributors, dealers and other customers worldwide. We serve our customers through a service network of approximately 650 wholly-owned, joint venture and independent distributor locations and more than 19,000 Cummins certified dealer locations in approximately 190 countries and territories.
Divestiture of Atmus
On March 18, 2024, we completed the divestiture of our remaining 80.5 percent ownership of Atmus Filtration Technologies Inc. (Atmus) common stock through a tax-free split-off. See NOTE 21, "ATMUS INITIAL PUBLIC OFFERING (IPO) AND DIVESTITURE," for additional information.
Settlement Agreements
In December 2023, we announced that we reached an agreement in principle with the U.S. Environmental Protection Agency (EPA), the California Air Resources Board (CARB), the Environmental and Natural Resources Division of the U.S. Department of Justice (DOJ) and the California Attorney General's Office to resolve certain regulatory civil claims regarding our emissions certification and compliance process for certain engines primarily used in pick-up truck applications in the U.S., which became final and effective in April 2024 (collectively, the Settlement Agreements). In the second quarter of 2024, we made $1.9 billion of payments required by the Settlement Agreements. See NOTE 14, “COMMITMENTS AND CONTINGENCIES,” for additional information.
Meritor Acquisition
On August 3, 2022, we completed the acquisition of Meritor with a purchase price of $2.9 billion (including debt repaid concurrent with the acquisition). Our consolidated results and segment results include Meritor's activity since the date of acquisition. Meritor was split into the newly formed drivetrain and braking systems business and electric powertrain. The results for the drivetrain and braking systems are included in our Components segment while the electric powertrain portion is included in our Accelera segment. See NOTE 23, "ACQUISITIONS," for additional information.
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
Reclassifications
Certain amounts for 2023 and 2022 were reclassified to conform to the current year presentation.

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
Use of Estimates in the Preparation of the Financial Statements
Preparation of financial statements requires management to make estimates and assumptions that affect reported amounts presented and disclosed in our Consolidated Financial Statements. Significant estimates and assumptions in these Consolidated Financial Statements require the exercise of judgment and are used for, but not limited to, estimates of future cash flows and other assumptions associated with the valuation of intangible assets and goodwill and long-lived asset impairment tests, useful lives for depreciation and amortization, warranty programs, determination of discount rate and other assumptions for pensions and other postretirement benefit obligations (OPEB) and related costs, income taxes, deferred tax valuation allowances and contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates.
Revenue From Contracts with Customers
Revenue Recognition Sales of Products
We sell to customers either through long-term arrangements or standalone purchase orders. Our long-term arrangements generally do not include committed volumes until underlying purchase orders are issued. Our performance obligations vary by contract, but may include advanced diesel, natural gas, electric and hybrid powertrains and powertrain-related components including aftertreatment, turbochargers, fuel systems, valvetrain technologies, controls systems, air handling systems, automated transmissions, axles, drivelines, brakes, suspension systems, electric power generation systems, electrified power systems with innovative components and subsystems including battery, fuel cell, electric power technologies and parts, hydrogen production technologies, construction related projects, maintenance services, commissioning and installation services and extended warranty coverage.
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
Sales Returns
The initial determination of the transaction price may also be impacted by expected product returns. Rights of return do not exist for the majority of our sales other than for quality issues. We do offer certain return rights in our aftermarket business, where some aftermarket customers are permitted to return small amounts of parts each year, and in our power generation business, which sells portable generators to retail customers. An estimate of future returns is accounted for at the time of sale as a reduction in the overall contract transaction price based on historical return rates.
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
Long-term Maintenance Agreements
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
Unbilled Revenue
We recognize unbilled revenue when the revenue has been earned, but not yet billed. Unbilled revenue is included in our Consolidated Balance Sheets as a component of current assets for those expected to be collected in a period of less than one year and long-term assets for those expected to be collected in a period beyond one year. Unbilled revenue relates to our right to consideration for our completed performance under a contract. Unbilled revenue generally arises from contractual provisions that delay a portion of the billings on genset deliveries until commissioning occurs. Unbilled revenue may also occur when billings trail the provision of service in construction and long-term maintenance contracts. Our unbilled revenue is assessed for collection risks at the time the amounts are initially recorded. This estimate of expected losses reflects those losses expected to occur over the contractual life of the unbilled amount through the time of collection. Impairment losses on our unbilled revenues were immaterial during the years ended December 31, 2024, 2023 and 2022.
Contract Costs
We are required to record an asset for the incremental costs of obtaining a contract with a customer and other costs to fulfill a contract not otherwise required to be immediately expensed when we expect to recover those costs. The only material incremental cost we incur is commission expense, which is generally incurred in the same period as the underlying revenue. Costs to fulfill a contract are generally limited to customer-specific engineering expenses that do not meet the definition of research and development expenses. As a practical expedient, we have elected to recognize these costs of obtaining a contract as an expense when the related contract period is less than one year. When the period exceeds one year, this asset is amortized over the life of the contract. We did not have any material capitalized balances at December 31, 2024 or 2023.
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
Foreign currency transaction gains and losses are included in current net income. For foreign entities where the U.S. dollar is the functional currency, including those operating in highly inflationary economies when applicable, we remeasure non-monetary balances and the related income statement amounts using historical exchange rates. We include the resulting gains and losses in income, including the effect of derivatives in our Consolidated Statements of Net Income, which combined with transaction gains and losses amounted to net losses of $41 million, $30 million and $8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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
Derivative Instruments
We make use of derivative instruments in foreign exchange, commodity price and interest rate hedging programs. Derivatives currently in use are foreign currency forward contracts, commodity swaps and interest rate swaps. These contracts are used strictly for hedging and not for speculative purposes.
Due to our international business presence, we are exposed to foreign currency exchange risk. We transact in foreign currencies and have assets, liabilities and investments in subsidiaries denominated in foreign currencies. Consequently, our income experiences some volatility related to movements in foreign currency exchange rates. In order to benefit from global diversification and after considering naturally offsetting currency positions, we enter into foreign currency forward contracts to minimize our existing exposures (recognized assets and liabilities) and hedge forecasted transactions. Foreign currency forward contracts are designated and qualify as foreign currency cash flow hedges. The unrealized gain or loss on the forward contract is deferred and reported as a component of AOCL. When the hedged forecasted transaction (sale or purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income. At December 31, 2024 and 2023, realized and unrealized gains and losses related to these hedges were not material to our financial statements.
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
We are exposed to fluctuations in commodity prices due to contractual agreements with component suppliers. In order to protect ourselves against future price volatility and, consequently, fluctuations in gross margins, we periodically enter into commodity swap and forward contracts with designated banks and other counterparties to fix the cost of certain raw material purchases with the objective of minimizing changes in inventory cost due to market price fluctuations. These commodity swaps are designated and qualify as cash flow hedges. At December 31, 2024, realized and unrealized gains and losses related to these hedges were not material to our financial statements. We also enter into physical forward contracts, which qualify for the normal purchases scope exception and are treated as purchase commitments. Additional information on the physical forwards is included in NOTE 14, "COMMITMENTS AND CONTINGENCIES."
We are exposed to market risk from fluctuations in interest rates. We manage our exposure to interest rate fluctuations through the use of interest rate swaps. The objective is to more effectively balance our borrowing costs and interest rate risk for current and future exposure. The gain or loss on the swaps as well as the offsetting gain or loss on the hedged item are recognized in current income as interest expense. For more detail on our interest rate swaps, see NOTE 20, "DERIVATIVES."
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
Cash payments for income taxes and interest were as follows:

	Years ended December 31,
In millions	2024	2023	2022
Cash payments for income taxes, net of refunds	$1,175	$1,181	$903
Cash payments for interest, net of capitalized interest	334	374	184

Marketable Securities
Debt securities are classified as "held-to-maturity," "available-for-sale" or "trading." We determine the appropriate classification of debt securities at the time of purchase and re-evaluate such classifications at each balance sheet date. At December 31, 2024 and 2023, all of our debt securities were classified as available-for-sale. Debt and equity securities are carried at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income and other income, respectively. For debt securities, unrealized losses considered to be "other-than-temporary" are recognized currently in other income. The cost of securities sold is based on the specific identification method. The fair value of most investment securities is determined by currently available market prices. Where quoted market prices are not available, we use the market price of similar types of securities that are traded in the market to estimate fair value. See NOTE 5, "MARKETABLE SECURITIES," for a detailed description of our investments in marketable securities.
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable represent amounts billed to customers and not yet collected or amounts that were earned, but may not be billed until the passage of time, and are recorded when the right to consideration becomes unconditional. Trade accounts receivable are recorded at the invoiced amount, which approximates net realizable value, and generally do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of expected credit losses in our existing accounts receivable. We determine the allowance based on our historical collection experience and by performing an analysis of our accounts receivable in light of the current economic environment. This estimate of expected losses reflects those losses expected to occur over the contractual life of the receivable. We review our allowance for doubtful accounts on a regular basis. In addition, when necessary, we provide an allowance for the full amount of specific accounts deemed to be uncollectible. Account balances are charged off against the allowance in the period in which we determine that it is probable the receivable will not be recovered. The allowance for doubtful accounts balances were $66 million and $75 million at December 31, 2024, and 2023, respectively, and bad debt write-offs were not material.

Inventories
Our inventories are stated at the lower of cost or net realizable value. For the years ended December 31, 2024 and 2023, approximately 12 percent and 12 percent, respectively, of our consolidated inventories (primarily heavy-duty and high-horsepower engines and parts) were valued using the last-in, first-out (LIFO) cost method. The cost of other inventories is generally valued using the first-in, first-out (FIFO) cost method. Our inventories at interim and year-end reporting dates include estimates for adjustments related to annual physical inventory results and for inventory cost changes under the LIFO cost method. Due to significant movements of partially-manufactured components and parts between manufacturing plants, we do not internally measure, nor do our accounting systems provide, a meaningful segregation between raw materials and work-in-process. See NOTE 6, "INVENTORIES," for additional information.
Property, Plant and Equipment
We record property, plant and equipment at cost, inclusive of assets under finance leases. We depreciate the cost of the majority of our property, plant and equipment using the straight-line method with depreciable lives ranging from 20 to 40 years for buildings and 3 to 15 years for machinery, equipment and fixtures. Finance lease asset amortization is recorded in depreciation expense. We expense normal maintenance and repair costs as incurred. Depreciation expense totaled $729 million, $691 million and $557 million for the years ended December 31, 2024, 2023 and 2022, respectively. See NOTE 7, "PROPERTY, PLANT AND EQUIPMENT" and NOTE 8, "LEASES," for additional information.
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
When we are required or opt to perform the quantitative impairment test, the fair value of each reporting unit is estimated with either the income approach or the market approach. Our income approach method uses a discounted cash flow model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate rate of return. Our reporting units are generally defined as one level below an operating segment. However, there are two situations where we have aggregated two or more reporting units which share similar economic characteristics and thus are aggregated into a single reporting unit for testing purposes. These two situations are described further below:
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
Effective October 31, 2024, we changed our annual goodwill impairment testing date for all reporting units from the last day of our fiscal third quarter to October 31 to better align with the timing of our annual long-term planning process. Accordingly, management determined that the change in accounting principle is preferable. This change was applied prospectively from October 31, 2024. We determined that it is impracticable to objectively ascertain projected cash flows and related valuation estimates that would have been used as of each October 31 of prior reporting periods without the use of hindsight. This change was not material to our Consolidated Financial Statements as it did not delay, accelerate or avoid any potential goodwill impairment charges. To ensure that no lapse greater than twelve months occurred, we performed an impairment test, for all reporting units, as of the end of our 2024 fiscal third quarter and noted no impairment. We completed our annual impairment testing as of October 31, 2024, and noted no impairment.
At December 31, 2024, our recorded goodwill was $2.4 billion, of which approximately 31 percent resided in the drivetrain and braking systems reporting unit. Changes in our projections or estimates, a deterioration of our operating results and the related cash flow effect or a significant increase in the discount rate could decrease the estimated fair value of our reporting units and result in a future impairment of goodwill. See NOTE 9, "GOODWILL AND OTHER INTANGIBLE ASSETS," for additional information.
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
Contingent Liabilities
We record an accrual for contingent liabilities when the amounts are probable and estimable. As the cash flow associated with most of our contingent liabilities cannot be reasonably predicted, we record our estimated obligations on an undiscounted basis. In addition, our accrual does not include amounts for estimated legal defense costs as those are expensed in the period in which they are incurred.
Environmental Credits
From time to time, we purchase certain forms of environmental credits from third parties to satisfy obligations with various regulatory agencies when we do not generate enough credits internally to satisfy those obligations. Purchased credits are initially recorded at cost and expensed when utilized to satisfy the related regulatory obligation. Amounts expected to be utilized in the next twelve months are reflected as current assets. As of December 31, 2024, we had $120 million of credits of which $56 million was recorded in other current assets and $64 million was recorded in other intangible assets, net in our Consolidated Balance Sheets.
Research and Development
Our research and development programs are focused on product improvements, product extensions, innovations and cost reductions for our customers. Research and development expenditures include salaries, contractor fees, building costs, utilities, testing, technical IT expenses, administrative expenses and allocation of corporate costs and are expensed, net of contract reimbursements, when incurred. From time to time, we enter into agreements with customers and government agencies to fund a portion of the research and development costs of a particular project. When not associated with a sales contract, we generally account for these reimbursements as an offset to the related research and development expenditure. Research and development expenses, net of contract reimbursements, were $1.4 billion, $1.4 billion and $1.2 billion for the years ended December 31, 2024, 2023 and 2022, respectively. Contract reimbursements were $72 million, $81 million and $110 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
The following is a summary of sales to and purchases from nonconsolidated equity investees:

	Years ended December 31,
In millions	2024	2023	2022
Sales to nonconsolidated equity investees	$1,392	$1,548	$1,197
Purchases from nonconsolidated equity investees	2,463	2,628	1,838

The following is a summary of accounts receivable from and accounts payable to nonconsolidated equity investees:

	December 31,
In millions	2024	2023	Balance Sheet Location
Accounts receivable from nonconsolidated equity investees	$432	$530	Accounts and notes receivable, net
Accounts payable to nonconsolidated equity investees	281	324	Accounts payable (principally trade)

Supply Chain Financing
We currently have supply chain financing programs with financial intermediaries, which provide certain vendors the option to be paid by financial intermediaries earlier than the due date on the applicable invoice. When a vendor utilizes the program and receives an early payment from a financial intermediary, they take a discount on the invoice. We then pay the financial intermediary the face amount of the invoice on the original due date, which generally have 60 to 90 day payment terms. The maximum amount that we could have outstanding under these programs was $551 million at December 31, 2024. We do not reimburse vendors for any costs they incur for participation in the program, their participation is completely voluntary and there are no assets pledged as security or other forms of guarantees provided for the committed payment to the finance provider or intermediary. As a result, all amounts owed to the financial intermediaries are presented as accounts payable in our Consolidated Balance Sheets. Amounts due to the financial intermediaries reflected in accounts payable at December 31, 2024, and 2023, were $142 million and $199 million, respectively.
The following table summarizes the changes in amounts due to financial intermediaries reflected in accounts payable:

	December 31,
In millions	2024	2023
Balance at the beginning of year	$199	$331
Additional invoices presented for payment	794	1,141
Payments to financial intermediaries	(850)	(1,274)
Foreign currency translation adjustments and other	(1)	1
Balance at end of period	$142	$199
Accounts Receivable Sales Program
In May 2024, we entered into an accounts receivable sales agreement with Wells Fargo Bank, N.A., to sell certain accounts receivable up to the Board of Directors (Board) approved limit of $500 million. We will classify proceeds received from the sales of accounts receivable as an operating cash flow in our Consolidated Statements of Cash Flows, and will we record the discount in other income, net in our Consolidated Statements of Net Income when the program is active. There was no activity under the program during the year ended December 31, 2024.
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
We recognize grant awards related to research and development as an offset of the related research and development expenditure when the awards become payable upon us meeting a specific milestone or deliverable. We recognize grant awards for reimbursement of capital as a reduction in value of the related fixed asset. We recognize grants for reimbursement of training or other expenses as an offset to the related expense. For the years ended December 31, 2024, and 2023, government grants did not have a material impact on our financial statements as a whole, and we did not have any individually material grant awards.

RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Accounting Pronouncements Recently Adopted
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," to enhance disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC 280. The standard did not change the definition of a segment, the method for determining segments or the criteria for aggregating operating segments into reportable segments. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Retrospective adoption is required for all prior periods presented in the financial statements. We adopted the new standard in the fourth quarter of 2024. The new required disclosures are included in NOTE 25, "OPERATING SEGMENTS."
Accounting Pronouncements Issued But Not Yet Effective
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
In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)", which requires public business entities to disclose in the notes to the financial statements more detailed information about the types of expenses included in certain expense captions in the consolidated financial statements, including purchases of inventory, employee compensation, and depreciation and amortization. The amendments are effective for us beginning with our 2027 annual period and in interim periods beginning in 2028. Early adoption is permitted. The ASU may be adopted prospectively or retrospectively. We are currently evaluating the impact of ASU 2024-03 on our Consolidated Financial Statements and related disclosures.
NOTE 2. REVENUE FROM CONTRACTS WITH CUSTOMERS
Long-term Maintenance Agreements
We have certain arrangements, primarily long-term maintenance agreements, construction contracts, product sales with associated performance obligations extending beyond a year, product sales with lead times extending beyond one year that are non-cancellable or for which the customer incurs a penalty for cancellation and extended warranty coverage arrangements that span a period in excess of one year. The aggregate amount of the transaction price for these contracts, excluding extended warranty coverage arrangements, at December 31, 2024, was $5.4 billion. We expect to recognize the related revenue of $2.5 billion over the next 12 months and $2.9 billion over periods up to 10 years. See NOTE 13,"PRODUCT WARRANTY LIABILITY," for additional disclosures on extended warranty coverage arrangements. Our other contracts generally are for a duration of less than one year, include payment terms that correspond to the timing of costs incurred when providing goods and services to our customers or represent sales-based royalties.
Deferred and Unbilled Revenue
The following is a summary of our unbilled and deferred revenue and related activity:

	December 31,
In millions	2024	2023
Unbilled revenue	$403	$303
Deferred revenue	2,412	2,186

We recognized revenue of $850 million and $733 million in 2024 and 2023, respectively, that was included in the deferred revenue balance at the beginning of each year.

Disaggregation of Revenue
Consolidated Revenue
The table below presents our consolidated sales by geographic area. Net sales attributed to geographic areas were based on the location of the customer.

	Years ended December 31,
In millions	2024	2023	2022
United States	$19,422	$19,302	$15,833
China	2,948	3,115	2,390
India	1,779	1,678	1,392
Other international	9,953	9,970	8,459
Total net sales	$34,102	$34,065	$28,074
Segment Revenue
Engine segment external sales by market were as follows:

	Years ended December 31,
In millions	2024	2023	2022
Heavy-duty truck	$3,320	$3,391	$2,995
Medium-duty truck and bus	3,100	2,622	2,412
Light-duty automotive	1,585	1,748	1,704
Total on-highway	8,005	7,761	7,111
Off-highway	982	1,113	1,088
Total sales	$8,987	$8,874	$8,199
Components segment external sales by business were as follows:

	Years ended December 31,
In millions	2024		2023	2022
Drivetrain and braking systems	$4,731		$4,822	$1,879
Emission solutions	3,180		3,425	3,086
Components and software	1,106		1,225	1,030
Automated transmissions	588		714	593
Atmus	289	(1)	1,345	1,259
Total sales	$9,894		$11,531	$7,847

(1) Included sales through the March 18, 2024, divestiture. See NOTE 21, "ATMUS INITIAL PUBLIC OFFERING (IPO) AND DIVESTITURE," for additional information.
Beginning in the second quarter of 2024, we realigned certain businesses within our Components segment to be consistent with how our segment leader now monitors performance. We reorganized the businesses to combine the engine components and software and electronics businesses into the newly formed components and software business. In addition, we rebranded our axles and brakes business as drivetrain and braking systems. We began reporting results for these changes within our Components segment effective April 1, 2024, and reflected these changes in the historical periods presented. The change had no impact on our consolidated results.

Distribution segment external sales by region were as follows:

	Years ended December 31,
In millions	2024	2023	2022
North America	$7,617	$7,054	$5,948
Asia Pacific	1,243	1,091	1,011
Europe	1,179	848	914
China	469	424	351
India	310	264	217
Africa and Middle East	268	294	250
Latin America	266	224	210
Total sales	$11,352	$10,199	$8,901
Distribution segment external sales by product line were as follows:

	Years ended December 31,
In millions	2024	2023	2022
Parts	$3,966	$4,052	$3,809
Power generation	3,961	2,496	1,767
Service	1,747	1,664	1,555
Engines	1,678	1,987	1,770
Total sales	$11,352	$10,199	$8,901
Power Systems segment external sales by product line were as follows:

	Years ended December 31,
In millions	2024	2023	2022
Power generation	$1,896	$1,698	$1,658
Industrial	1,130	970	843
Generator technologies	474	457	450
Total sales	$3,500	$3,125	$2,951
NOTE 3. INVESTMENTS IN EQUITY INVESTEES
Investments and advances related to equity method investees and our ownership percentages were as follows:

	Ownership	December 31,
Dollars in millions	percentage	2024	2023
Komatsu alliances	20-50%	$322	$331
Amplify Cell Technologies, LLC	30%	187	—
Beijing Foton Cummins Engine Co., Ltd.	50%	185	194
Sistemas Automotrices de Mexico S.A. de C.V.	50%	150	149
Dongfeng Cummins Engine Company, Ltd.	50%	128	128
Automotive Axles Limited	36%	123	125
Chongqing Cummins Engine Company, Ltd.	50%	120	110
Tata Cummins, Ltd.	50%	96	89
Cummins-Scania XPI Manufacturing, LLC	50%	88	85
Freios Master	49%	78	84
Other	Various	412	505
Investments and advances related to equity method investees		$1,889	$1,800

We have approximately $827 million in our investment account at December 31, 2024, that represents cumulative undistributed income in our equity investees. Dividends received from our unconsolidated equity investees were $308 million, $257 million and $318 million in 2024, 2023 and 2022, respectively.

Equity, royalty and interest income from investees, net of applicable taxes, was as follows:

	Years ended December 31,
In millions	2024		2023	2022
Manufacturing entities
Dongfeng Cummins Engine Company, Ltd.	$66		$65	$45
Chongqing Cummins Engine Company, Ltd.	60		36	32
Beijing Foton Cummins Engine Co., Ltd.	42		47	37
Tata Cummins, Ltd.	31		29	27
All other manufacturers	25	(1)	91	28	(2)
Distribution entities
Komatsu Cummins Chile, Ltda.	55		55	44
All other distributors	17		16	11
Cummins share of net income	296		339	224
Royalty and interest income	99		144	125
Equity, royalty and interest income from investees	$395		$483	$349

(1) Included a $17 million impairment of our joint ventures in the fourth quarter of 2024 related to Accelera strategic reorganization actions. See NOTE 22, "ACCELERA STRATEGIC REORGANIZATION ACTIONS," for additional information

(2) Included a $28 million impairment of our joint venture with KAMAZ and $3 million of royalty charges as part of our costs associated with the indefinite suspension of our Russian operations. See NOTE 24, "RUSSIAN OPERATIONS," for additional information.

Manufacturing Entities
Our manufacturing joint ventures were generally formed with customers and are primarily intended to allow us to increase our market penetration in geographic regions, reduce capital spending, streamline our supply chain management and develop technologies. Our largest manufacturing joint ventures are based in China and are included in the list below. Our engine manufacturing joint ventures are supplied by our Components segment in the same manner as it supplies our wholly-owned Engine segment and Power Systems segment manufacturing facilities. Our Components segment joint ventures and wholly-owned entities provide axles, drivelines, brakes and suspension systems for commercial diesel and natural gas applications, aftertreatment systems, turbochargers, fuel systems, valvetrain technologies, automated transmissions and electronics that are used with our engines as well as some competitors' products. The results and investments in our joint ventures in which we have 50 percent or less ownership interest (except for Eaton Cummins Automated Transmission Technologies joint venture, which is consolidated due to our majority voting interest) are included in equity, royalty and interest income from investees and investments and advances related to equity method investees in our Consolidated Statements of Net Income and Consolidated Balance Sheets, respectively.
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
•Beijing Foton Cummins Engine Co., Ltd. - Beijing Foton Cummins Engine Co., Ltd. is a joint venture in China with Beiqi Foton Motor Co., Ltd., a commercial vehicle manufacturer, which has two distinct lines of business - a light-duty business and a heavy-duty business. The light-duty business produces our families of ISF 2.5 liter to 4.5 liter high performance light-duty diesel engines in Beijing. These engines are used in light-duty and medium-duty commercial trucks, pick-up trucks, buses, multipurpose and sport utility vehicles with main markets in China and Brazil. Certain types of small construction equipment and industrial applications are also served by these engine families. The heavy-duty business produces 7.0 liter to 14.5 liter high performance heavy-duty diesel and natural gas engines in Beijing. Certain types of construction equipment and industrial applications are also served by these engine families.

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
In September 2023, our Accelera business signed an agreement to form a joint venture, Amplify Cell Technologies LLC, with Daimler Trucks and Buses US Holding LLC (Daimler Truck), PACCAR Inc. (PACCAR) and EVE Energy to accelerate and localize battery cell production and the battery supply chain in the U.S., including building a 21-gigawatt hour battery production facility in Marshall County, Mississippi. The joint venture will manufacture battery cells for electric commercial vehicles and industrial applications. The joint venture received all government approvals and began operations in May 2024, but is not expected to begin production until 2027. The joint venture meets the definition of a variable interest entity since the equity-at-risk is not currently sufficient to support the future operations of the joint venture. Accelera, Daimler Truck and PACCAR each own 30 percent of the joint venture and have two board positions, while EVE Energy owns 10 percent and has one board position. All significant decisions require majority or super-majority approval of the board. As a result, we are not the primary beneficiary of the joint venture, and the joint venture is not consolidated. We account for the joint venture using the equity method. As of December 31, 2024, we had contributed $211 million, and our maximum remaining required contribution to the joint venture was $619 million, which could be reduced by future government incentives received by the joint venture. In addition, we are required to purchase 33 percent of the joint venture's output in the future or be subject to certain penalties.
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
Equity Investee Financial Summary
Summary financial information for our equity investees was as follows:

	Years ended and at December 31,
In millions	2024	2023	2022
Net sales	$11,190	$9,998	$7,501
Gross margin	1,760	1,597	1,211
Net income	860	677	475

Cummins share of net income	$296	$339	$224
Royalty and interest income	99	144	125
Total equity, royalty and interest from investees	$395	$483	$349

Current assets	$6,626	$4,922
Long-term assets	2,597	2,021
Current liabilities	(4,203)	(3,812)
Long-term liabilities	(549)	(432)
Net assets	$4,471	$2,699

Cummins share of net assets	$1,866	$1,786

NOTE 4. INCOME TAXES
The following table summarizes income before income taxes:

	Years ended December 31,
In millions	2024	2023	2022
U.S. income (loss)	$2,857	$(541)	$1,336
Foreign income	2,046	2,167	1,483
Income before income taxes	$4,903	$1,626	$2,819

Income tax expense (benefit) consisted of the following:

	Years ended December 31,
In millions	2024	2023	2022
Current
U.S. federal and state	$433	$611	$425
Foreign	611	632	485
Total current income tax expense	1,044	1,243	910
Deferred
U.S. federal and state	(241)	(468)	(229)
Foreign	32	11	(45)
Total deferred income tax benefit	(209)	(457)	(274)
Income tax expense	$835	$786	$636

A reconciliation of the statutory U.S. federal income tax rate to the effective tax rate was as follows:

	Years ended December 31,
	2024	2023	2022
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income tax, net of federal effect	1.2	(0.4)	1.3
Differences in rates and taxability of foreign subsidiaries and joint ventures (1)	4.2	11.9	3.1
Research tax credits	(1.5)	(4.7)	(1.8)
Foreign derived intangible income	(1.3)	(4.2)	(2.0)
Settlement Agreements, federal impact (2)	—	22.4	—
Settlement Agreements, state impact (2)	—	2.1	—
Non-taxable Atmus gain (3)	(6.1)	—	—
Other, net	(0.5)	0.2	1.0
Effective tax rate	17.0%	48.3%	22.6%

(1) Included the jurisdictional mix of pre-tax income and impact of actual and planned repatriation of earnings back to the U.S.
(2) See NOTE 14, "COMMITMENTS AND CONTINGENCIES," for additional information.
(3) See NOTE 21, "ATMUS INITIAL PUBLIC OFFERING (IPO) AND DIVESTITURE," for additional information.
The year ended December 31, 2024, contained net favorable discrete tax items primarily due to the $1.3 billion non-taxable gain on the Atmus split-off. Other discrete tax items were net favorable by $59 million, primarily due to $52 million of favorable return to provision adjustments, $22 million of favorable share-based compensation tax benefits, $21 million of favorable adjustments related to audit settlements and $20 million of favorable adjustments from tax return amendments, partially offset by $50 million of unfavorable adjustments related to Accelera strategic reorganization actions and net $6 million of other unfavorable adjustments. See NOTE 21, "ATMUS INITIAL PUBLIC OFFERING (IPO) AND DIVESTITURE," and NOTE 22, "ACCELERA STRATEGIC REORGANIZATION ACTIONS," for additional information.

The year ended December 31, 2023, contained unfavorable net discrete items of $397 million, primarily due to $398 million in the fourth quarter related to the $2.0 billion charge from the Settlement Agreements, $22 million of unfavorable adjustments for uncertain tax positions and $3 million of net unfavorable other discrete tax items, partially offset by $21 million of favorable return to provision adjustments and $5 million of favorable share-based compensation tax benefits. See NOTE 14, “COMMITMENTS AND CONTINGENCIES,” for additional information.
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
At December 31, 2024, $5.6 billion of non-U.S. earnings are considered indefinitely reinvested in operations outside the U.S. for which deferred taxes were not provided. Determination of the related deferred tax liability, if any, is not practicable because of the complexities associated with the hypothetical calculation.
Carryforward tax benefits and the tax effect of temporary differences between financial and tax reporting that give rise to net deferred tax assets (liabilities) were as follows:

	December 31,
In millions	2024	2023
Deferred tax assets
U.S. and state carryforward benefits	$254	$272
Foreign carryforward benefits	653	609
Employee benefit plans	308	347
Warranty expenses	545	483
Lease liabilities	109	125
Capitalized research and development expenditures	805	591
Accrued expenses	207	253
Other	139	78
Gross deferred tax assets	3,020	2,758
Valuation allowance	(872)	(789)
Total deferred tax assets	2,148	1,969
Deferred tax liabilities
Property, plant and equipment	(371)	(367)
Unremitted income of foreign subsidiaries and joint ventures	(162)	(179)
Employee benefit plans	(289)	(278)
Lease assets	(109)	(123)
Intangible assets	(315)	(406)
Other	(172)	(64)
Total deferred tax liabilities	(1,418)	(1,417)
Net deferred tax assets	$730	$552

Our 2024 U.S. carryforward benefits include $254 million of state credit and net operating loss carryforward benefits that begin to expire in 2025. Our foreign carryforward benefits include $653 million of net operating loss carryforwards that begin to expire in 2025. A valuation allowance is recorded to reduce the gross deferred tax assets to an amount we believe is more likely than not to be realized. The valuation allowance at December 31, 2024 was $872 million and increased by a net $83 million. The valuation allowance at December 31, 2023 was $789 million and increased by a net $85 million. The valuation allowance at December 31, 2022 was $704 million and increased by a net $344 million, primarily due to the Meritor acquisition. The valuation allowance is primarily attributable to the uncertainty regarding the realization of a portion of the U.S. state and foreign net operating loss and tax credit carryforward benefits.

Our Consolidated Balance Sheets contain the following tax related items:

	December 31,
In millions	2024	2023
Prepaid expenses and other current assets
Refundable income taxes	$121	$81
Other assets
Deferred income tax assets	1,119	1,082
Long-term refundable income taxes	47	27
Other accrued expenses
Income tax payable	244	242
Other liabilities
Long-term income taxes	5	111
Deferred income tax liabilities	389	530

A reconciliation of unrecognized tax benefits for the years ended December 31, 2024, 2023 and 2022 was as follows:

	December 31,
In millions	2024	2023	2022
Balance at beginning of year	$330	$283	$89
Additions to tax positions due to acquisitions	—	8	189
Additions to current year tax positions	21	21	17
Additions to prior years' tax positions	9	19	17
Reductions to prior years' tax positions	(18)	(1)	(1)
Reductions for tax positions due to settlements with taxing authorities	(38)	—	(28)
Balance at end of year	$304	$330	$283

Included in the December 31, 2024, 2023 and 2022, balances are $289 million, $314 million and $270 million, respectively, related to tax positions that, if recognized, would favorably impact the effective tax rate in future periods. We also accrued interest expense related to the unrecognized tax benefits of $31 million, $33 million and $18 million as of December 31, 2024, 2023 and 2022, respectively. We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.
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

NOTE 5. MARKETABLE SECURITIES
A summary of marketable securities, all of which are classified as current, was as follows:

	December 31,
	2024			2023
In millions	Cost	Gross unrealized gains/(losses) (1)	Estimated fair value	Cost	Gross unrealized gains/(losses) (1)	Estimated fair value
Equity securities
Level 1
Publicly-traded shares	$7	$(6)	$1	$—	$—	$—
Level 2
Debt mutual funds	262	1	263	272	—	272
Certificates of deposit	262	—	262	246	—	246
Equity mutual funds	19	7	26	22	6	28
Debt securities	41	—	41	16	—	16
Marketable securities	$591	$2	$593	$556	$6	$562

(1) Unrealized gains and losses for debt securities are recorded in other comprehensive income while unrealized gains and losses for equity securities are recorded in our Consolidated Statements of Net Income.

The fair value of Level 1 securities is derived from the market price at the end of the period. The fair value of Level 2 securities is estimated using actively quoted prices for similar instruments from brokers and observable inputs where available, including market transactions and third-party pricing services, or net asset values provided to investors. We do not currently have any Level 3 securities, and there were no transfers between Level 2 or 3 during 2024 or 2023. All debt securities are classified as available-for-sale.
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
The proceeds from sales and maturities of marketable securities were as follows:

	Years ended December 31,
In millions	2024	2023	2022
Proceeds from sales of marketable securities	$1,227	$1,075	$750
Proceeds from maturities of marketable securities	233	259	401
Investments in marketable securities - liquidations	$1,460	$1,334	$1,151

NOTE 6. INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Inventories included the following:

	December 31,
In millions	2024	2023
Finished products	$2,875	$2,770
Work-in-process and raw materials	3,086	3,156
Inventories at FIFO cost	5,961	5,926
Excess of FIFO over LIFO	(219)	(249)
Inventories	$5,742	$5,677

In the fourth quarter of 2024, we wrote-off $107 million of inventory in our Accelera segment, mostly in work-in-process and raw materials. See NOTE 22, "ACCELERA STRATEGIC REORGANIZATION ACTIONS," for additional information.
NOTE 7. PROPERTY, PLANT AND EQUIPMENT
Details of our property, plant and equipment balance were as follows:

	December 31,
In millions	2024	2023
Land and buildings	$3,012	$3,039
Machinery, equipment and fixtures	7,266	7,245
Construction in process	1,518	1,390
Property, plant and equipment, gross	11,796	11,674
Less: Accumulated depreciation	(5,440)	(5,425)
Property, plant and equipment, net	$6,356	$6,249

In the fourth quarter of 2024, we impaired $61 million of long-lived assets in our Accelera segment. See NOTE 22, "ACCELERA STRATEGIC REORGANIZATION ACTIONS," for additional information.
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
The components of our lease cost were as follows:

	Years ended December 31,
In millions	2024	2023	2022
Operating lease cost	$187	$165	$160
Finance lease cost
Amortization of right-of-use asset	26	20	19
Interest expense	7	4	4
Short-term lease cost	41	24	23
Variable lease cost	17	14	12
Total lease cost	$278	$227	$218

Supplemental balance sheet information related to leases:

	December 31,
In millions	2024	2023	Balance Sheet Location
Assets
Operating lease assets	$532	$501	Other assets
Finance lease assets (1)	121	115	Property, plant and equipment, net
Total lease assets	$653	$616

Liabilities
Current
Operating lease liabilities	$130	$138	Other accrued expenses
Finance lease liabilities	20	17	Current maturities of long-term debt
Long-term
Operating lease liabilities	409	374	Other liabilities
Finance lease liabilities	105	94	Long-term debt
Total lease liabilities	$664	$623

(1) Finance lease assets were recorded net of accumulated amortization of $80 million and $77 million at December 31, 2024 and 2023.
Supplemental cash flow and other information related to leases:

	Years ended December 31,
In millions	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$176	$148	$151
Operating cash flows from finance leases	7	4	4
Financing cash flows from finance leases	23	35	16

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$268	$153	$148
Finance leases	43	12	29

Additional information related to leases:

	December 31,
	2024	2023
Weighted-average remaining lease term (in years)
Operating leases	5.9	5.2
Finance leases	7.8	8.6

Weighted-average discount rate
Operating leases	4.6%	4.2%
Finance leases	6.0%	5.0%

Following is a summary of the future minimum lease payments related to finance and operating leases with terms of more than one year at December 31, 2024, together with the net present value of the minimum payments:

In millions	Finance Leases	Operating Leases
2025	$26	$150
2026	23	123
2027	20	98
2028	17	69
2029	14	45
After 2029	58	137
Total minimum lease payments	158	622
Interest	(33)	(83)
Present value of net minimum lease payments	$125	$539

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2024 and 2023:

In millions	Components	Accelera	Distribution	Power Systems	Engine	Total
Balance at December 31, 2022	$1,752	$495	$79	$11	$6	$2,343
Acquisitions	122	—	4	—	18	144
Foreign currency translation and other	10	1	—	—	1	12
Balance at December 31, 2023	1,884	496	83	11	25	2,499
Acquisitions	2	—	—	33	—	35
Foreign currency translation and other	(48)	(2)	—	—	—	(50)
Divestiture (1)	(114)	—	—	—	—	(114)
Balance at December 31, 2024	$1,724	$494	$83	$44	$25	$2,370

(1) See NOTE 21, "ATMUS INITIAL PUBLIC OFFERING (IPO) AND DIVESTITURE," for additional information.
Intangible assets that have finite useful lives are amortized over their estimated useful lives. The following table summarizes our other intangible assets:

	December 31,
In millions	2024	2023
Amortizable intangible assets
Software	$793	$622
Less: Accumulated amortization	(372)	(323)
Software, net	421	299

Trademarks, patents, customer relationships and other	2,685	2,866
Less: Accumulated amortization	(819)	(666)
Trademarks, patents, customer relationships and other, net	1,866	2,200

Unamortizable other intangible assets	64	20
Other intangible assets, net	$2,351	$2,519

Amortization expense for software and other intangibles totaled $324 million, $324 million and $223 million for the years ended December 31, 2024, 2023 and 2022, respectively. The projected amortization expense of our intangible assets, assuming no further acquisitions or dispositions, is as follows:

In millions	2025	2026	2027	2028	2029
Projected amortization expense	$320	$308	$293	$266	$232

In the fourth quarter of 2024, we impaired $84 million of other intangible assets in our Accelera segment. See NOTE 22, "ACCELERA STRATEGIC REORGANIZATION ACTIONS," for additional information.
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

Obligations, Assets and Funded Status
Benefit obligation balances presented below reflect the projected benefit obligation (PBO) for our pension plans. The changes in the benefit obligations, the various plan assets, the funded status of the plans and the amounts recognized in our Consolidated Balance Sheets for our significant pension plans at December 31 were as follows:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans		U.K. Plans
In millions	2024	2023	2024	2023
Change in benefit obligation
Benefit obligation at the beginning of the year	$3,381	$3,171	$1,525	$1,398
Service cost	142	117	18	17
Interest cost	167	168	71	70
Actuarial (gain) loss	(163)	172	(133)	47
Benefits paid from fund	(328)	(223)	(108)	(87)
Benefits paid directly by employer	(32)	(25)	—	—
Plan amendment	—	1	—	—
Foreign currency translation adjustments	—	—	(23)	80
Benefit obligation at end of year	$3,167	$3,381	$1,350	$1,525
Change in plan assets
Fair value of plan assets at beginning of year	$3,826	$3,828	$1,720	$1,670
Actual return on plan assets	178	221	(128)	(51)
Employer contributions	30	—	9	90
Benefits paid from fund	(328)	(223)	(108)	(87)
Foreign currency translation adjustments	—	—	(25)	98
Fair value of plan assets at end of year	$3,706	$3,826	$1,468	$1,720
Funded status (including unfunded plans) at end of year	$539	$445	$118	$195
Amounts recognized in consolidated balance sheets
Pension assets	$1,071	$1,002	$118	$195
Accrued compensation, benefits and retirement costs	(29)	(27)	—	—
Other liabilities	(503)	(530)	—	—
Net amount recognized	$539	$445	$118	$195
Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$429	$493	$691	$606
Prior service cost	6	8	7	8
Net amount recognized	$435	$501	$698	$614

In addition to the pension plans in the above table, we also maintain less significant defined benefit pension plans in 15 other countries outside of the U.S. and the U.K. that comprise approximately 5 percent and 6 percent of our pension plan assets and benefit obligations, respectively, at December 31, 2024. These plans are reflected in other liabilities on our Consolidated Balance Sheets. In 2024 and 2023, we made $21 million and $16 million of contributions to these plans, respectively.

The following table summarizes the total accumulated benefit obligation (ABO), the ABO for defined benefit pension plans with ABO in excess of plan assets and the PBO for defined benefit pension plans with PBO in excess of plan assets:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans		U.K. Plans
In millions	2024	2023	2024	2023
Total ABO	$3,132	$3,334	$1,334	$1,504
Plans with ABO in excess of plan assets
ABO	1,007	1,067	—	—
Plans with PBO in excess of plan assets
PBO	1,042	1,116	—	—

Components of Net Periodic Pension Cost (Income)
The following table presents the net periodic pension cost (income) under our plans for the years ended December 31:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans			U.K. Plans
In millions	2024	2023	2022	2024	2023	2022
Service cost	$142	$117	$137	$18	$17	$30
Interest cost	167	168	101	71	70	39
Expected return on plan assets	(290)	(277)	(229)	(102)	(105)	(87)
Amortization of prior service cost	2	2	1	1	1	1
Recognized net actuarial loss	13	8	23	12	—	3
Net periodic pension cost (income)	$34	$18	$33	$—	$(17)	$(14)

Other changes in benefit obligations and plan assets recognized in other comprehensive loss (income) for the years ended December 31 were as follows:

In millions	2024	2023	2022
Amortization of prior service cost	$(3)	$(3)	$(2)
Recognized net actuarial loss	(25)	(8)	(26)
Incurred prior service cost	—	1	3
Incurred actuarial loss	46	432	173
Total recognized in other comprehensive loss	$18	$422	$148

Total recognized in net periodic pension cost and other comprehensive loss	$52	$423	$167

Assumptions
The table below presents various assumptions used in determining the PBO for each year and reflects weighted-average percentages for the various plans as follows:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans		U.K. Plans
	2024	2023	2024	2023
Discount rate	5.69%	5.15%	5.62%	4.72%
Cash balance crediting rate	4.51%	4.55%	—	—
Compensation increase rate	5.32%	5.34%	3.75%	3.75%

The table below presents various assumptions used in determining the net periodic pension cost and reflects weighted-average percentages for the various plans as follows:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans			U.K. Plans
	2024	2023	2022	2024	2023	2022
Discount rate	5.15%	5.55%	3.31%	4.72%	4.99%	2.26%
Expected return on plan assets	7.25%	7.00%	6.50%	5.00%	5.00%	4.01%
Compensation increase rate	5.34%	5.35%	2.71%	3.75%	3.75%	3.75%

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
U.S. Plan Assets
For the U.S. qualified pension plans, our assumption for the expected return is greatly influenced by our objective to match assets and liabilities and the increase in bond yields. Projected returns are based primarily on broad, publicly traded equity and fixed income indices and forward-looking estimates of active portfolio and investment management. We expect additional positive returns from this active investment management. Based on the historical returns and forward-looking return expectations, we elected an assumption of 7.00 percent in 2025.
To achieve these objectives, we established the following targets:

Asset Class	Plan Target
U.S. equities	7%
Non-U.S. equities	3%
Global equities	5%
Total equities	15%
Real assets	5%
Private equity/venture capital	5%
Opportunistic credit	4%
Fixed income	71%
Total	100%

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

Asset Class	Plan Target
Property/secure income assets	6%
Credit/bank loans	8%
Diversified strategies	1%
Private equity	5%
Fixed income/insurance annuity	78%
Cash	2%
Total	100%

As part of our strategy in the U.K. we have not prohibited the use of any financial instrument, including derivatives. As in the U.S. plans, derivatives may be used to better match liability duration and are not used in a speculative way. The fixed income component of our portfolio hedges approximately 91 percent of the plans' exposure to interest rates and 92 percent of the plans' exposure to inflation. Based on the above discussion, we elected an assumption of 5.00 percent in 2025.
Fair Value of U.S. Plan Assets
The fair values of U.S. pension plan assets by asset category were as follows:

	Fair Value Measurements at December 31, 2024
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Equities
U.S.	$168	$—	$—	$168
Non-U.S.	31	—	—	31
Fixed income
Government debt	—	105	—	105
Corporate debt
U.S.	—	600	—	600
Non-U.S.	—	36	—	36
Asset/mortgaged backed securities	—	13	—	13
Net cash equivalents (1)	388	—	—	388
Private markets and real assets (2)	—	—	500	500
Net plan assets subject to leveling	$587	$754	$500	$1,841
Pending trade/purchases/sales				(2)
Accruals (3)				12
Investments measured at net asset value				1,855
Net plan assets				$3,706

	Fair Value Measurements at December 31, 2023
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Equities
U.S.	$73	$—	$—	$73
Non-U.S.	36	—	—	36
Fixed income
Government debt	—	157	—	157
Corporate debt
U.S.	—	603	—	603
Non-U.S.	—	49	—	49
Asset/mortgaged backed securities	—	8	—	8
Net cash equivalents (1)	467	—	—	467
Private markets and real assets (2)	—	—	604	604
Net plan assets subject to leveling	$576	$817	$604	$1,997
Pending trade/purchases/sales				(16)
Accruals (3)				10
Investments measured at net asset value				1,835
Net plan assets				$3,826

(1) Cash equivalents included commercial paper, short-term government/agency, mortgage and credit instruments.
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

Certain of our assets are valued based on their respective net asset value (NAV) (or its equivalent), as an alternative to estimated fair value due to the absence of readily available market prices. The fair value of each such investment category was as follows:
•U.S. and Non-U.S. Corporate Debt ($912 million and $915 million at December 31, 2024 and 2023, respectively) - These commingled funds have observable NAVs provided to investors and provide for liquidity either immediately or within a couple of days.
•Asset/Mortgage Backed Securities ($327 million and $307 million at December 31, 2024 and 2023, respectively) - This asset type represents investments in fixed- and floating-rate loans. These funds are valued using NAVs and allow quarterly or more frequent redemptions.
•U.S. and Non-U.S. Equities ($260 million and $222 million at December 31, 2024 and 2023, respectively) - These commingled funds have observable NAVs provided to investors and provide for liquidity either immediately or within a couple of days.
•Government Debt ($235 million and $257 million at December 31, 2024 and 2023, respectively) - These commingled funds have observable NAVs provided to investors and provide for liquidity either immediately or within a couple of days.
•Real Estate ($121 million and $134 million at December 31, 2024 and 2023, respectively) - This asset type represents different types of real estate including development property, industrial property, individual mortgages, office property, property investment companies and retail property. These funds are valued using NAVs and allow quarterly or more frequent redemptions.

The reconciliation of Level 3 assets was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
In millions	Private Markets	Real Assets	Total
Balance at December 31, 2022	$559	$82	$641
Actual return on plan assets
Unrealized gains (losses) on assets still held at the reporting date	6	(13)	(7)
Purchases, sales and settlements, net	(28)	(2)	(30)
Balance at December 31, 2023	537	67	604
Actual return on plan assets
Unrealized losses on assets still held at the reporting date	(3)	(6)	(9)
Purchases, sales and settlements, net	(93)	(2)	(95)
Balance at December 31, 2024	$441	$59	$500
Fair Value of U.K. Plan Assets
The fair values of U.K. pension plan assets by asset category were as follows:

	Fair Value Measurements at December 31, 2024
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed income
Government debt	$—	$204	$—	$204
Corporate debt
U.S.	—	32	—	32
Non-U.S.	—	93	—	93
Net cash equivalents (1)	11	14	—	25
Insurance annuity	—	—	383	383
Private markets and real assets (2)	—	—	102	102
Net plan assets subject to leveling	$11	$343	$485	$839
Pending trade/purchases/sales				1
Accruals (3)				2
Investments measured at net asset value				626
Net plan assets				$1,468

	Fair Value Measurements at December 31, 2023
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Equities
U.S.	$12	$—	$—	$12
Non-U.S.	8	—	—	8
Fixed income
Government debt	—	232	—	232
Corporate debt
U.S.	—	30	—	30
Non-U.S.	—	95	—	95
Net cash equivalents (1)	17	18	—	35
Insurance annuity	—	—	436	436
Private markets and real assets (2)	—	—	103	103
Net plan assets subject to leveling	$37	$375	$539	$951
Pending trade/purchases/sales				1
Accruals (3)				2
Investments measured at net asset value				766
Net plan assets				$1,720

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

Certain of our assets are valued based on their respective NAV (or its equivalent), as an alternative to estimated fair value due to the absence of readily available market prices. The fair value of each such investment category was as follows:
•Government Debt ($434 million and $572 million at December 31, 2024 and 2023, respectively) - These commingled funds have observable NAVs provided to investors and provide for liquidity either immediately or within a couple of days.
•U.S. and Non-U.S. Corporate Debt ($96 million and $71 million at December 31, 2024 and 2023, respectively) - These commingled funds have observable NAVs provided to investors and provide for liquidity either immediately or within a couple of days.
•Asset/Mortgage Backed Securities ($92 million and $117 million at December 31, 2024 and 2023, respectively) - This asset type represents investments in fixed- and floating-rate loans. These funds are valued using NAVs and allow quarterly or more frequent redemptions.
•Re-insurance ($4 million and $6 million at December 31, 2024 and 2023, respectively) - This commingled fund has a NAV that is determined on a monthly basis and the investment may be sold at that value.

The reconciliation of Level 3 assets was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
In millions	Insurance Annuity	Real Assets	Private Markets	Total
Balance at December 31, 2022	$428	$8	$382	$818
Actual return on plan assets
Unrealized gains (losses) on assets still held at the reporting date	8	—	(35)	(27)
Purchases, sales and settlements, net	—	(1)	(251)	(252)
Balance at December 31, 2023	436	7	96	539
Actual return on plan assets
Unrealized (losses) gains on assets still held at the reporting date	(53)	—	1	(52)
Purchases, sales and settlements, net	—	(1)	(1)	(2)
Balance at December 31, 2024	$383	$6	$96	$485

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
Estimated Future Contributions and Benefit Payments
We plan to contribute approximately $52 million to our defined benefit pension plans in 2025. The table below presents expected future benefit payments under our pension plans:

	Qualified and Non-Qualified Pension Plans
In millions	2025	2026	2027	2028	2029	2030 - 2034
Expected benefit payments	$392	$364	$368	$374	$382	$1,919

Other Pension Plans
We also sponsor defined contribution plans for certain hourly and salaried employees. Our contributions to these plans were $126 million, $130 million and $110 million for the years ended December 31, 2024, 2023 and 2022.
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

Obligations and Funded Status
Benefit obligation balances presented below reflect the accumulated postretirement benefit obligations for our OPEB plans. The changes in the benefit obligations, the funded status of the plans and the amounts recognized in our Consolidated Balance Sheets for our significant OPEB plans were as follows:

	December 31,
In millions	2024	2023
Change in benefit obligation
Benefit obligation at the beginning of the year	$150	$162
Interest cost	7	9
Plan participants' contributions	8	18
Actuarial gain	(18)	(2)
Benefits paid directly by employer	(27)	(37)
Benefit obligation at end of year	$120	$150

Funded status at end of year	$(120)	$(150)

Amounts recognized in consolidated balance sheets
Accrued compensation, benefits and retirement costs	$(16)	$(19)
Other liabilities	(104)	(131)
Net amount recognized	$(120)	$(150)

Amounts recognized in accumulated other comprehensive loss
Net actuarial gain	$(60)	$(44)
Prior service credit	(3)	(3)
Net amount recognized	$(63)	$(47)

In addition to the OPEB plans in the above table, we also maintain less significant OPEB plans in five other countries outside the U.S. that comprise approximately 17 percent and 16 percent of our OPEB obligations at December 31, 2024 and 2023, respectively. These plans are reflected in other liabilities in our Consolidated Balance Sheets.
Components of Net Periodic OPEB Cost
The following table presents the net periodic OPEB cost under our plans:

	Years ended December 31,
In millions	2024	2023	2022
Interest cost	$7	$9	$5
Recognized net actuarial gain	(3)	(2)	—
Net periodic OPEB cost	$4	$7	$5

Other changes in benefit obligations recognized in other comprehensive loss (income) for the years ended December 31 were as follows:

	Years ended December 31,
In millions	2024	2023	2022
Recognized net actuarial gain	$3	$2	$—
Incurred actuarial gain	(19)	(2)	(25)
Total recognized in other comprehensive (income) loss	$(16)	$—	$(25)

Total recognized in net periodic OPEB cost and other comprehensive (income) loss	$(12)	$7	$(20)

Assumptions
The table below presents assumptions used in determining the OPEB obligation for each year and reflects weighted-average percentages for our other OPEB plans as follows:

	2024	2023
Discount rate	5.60%	5.19%

The table below presents assumptions used in determining the net periodic OPEB cost and reflects weighted-average percentages for the various plans as follows:

	2024	2023	2022
Discount rate	5.19%	5.59%	2.93%

Our consolidated OPEB obligation is determined by application of the terms of health care and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates. For measurement purposes, a 6.75 percent annual rate of increase in the per capita cost of covered health care benefits was assumed in 2024. The rate is assumed to decrease on a linear basis to 5.0 percent through 2032 and remain at that level thereafter.
Estimated Benefit Payments
The table below presents expected benefit payments under our OPEB plans:

In millions	2025	2026	2027	2028	2029	2030 - 2034
Expected benefit payments	$16	$15	$14	$13	$12	$47

NOTE 11. SUPPLEMENTAL BALANCE SHEET DATA
Other assets included the following:

	December 31,
In millions	2024	2023
Deferred income taxes	$1,119	$1,082
Operating lease assets	532	501
Corporate-owned life insurance	423	417
Other	559	543
Other assets	$2,633	$2,543

Other accrued expenses included the following:

	December 31,
In millions	2024	2023
Marketing accruals	$335	$399
Other taxes payable	249	296
Income taxes payable	244	242
Current portion of operating lease liabilities	130	138
Settlement Agreements (1)	66	1,938
Other	874	741
Other accrued expenses	$1,898	$3,754

(1) See NOTE 14, "COMMITMENTS AND CONTINGENCIES," for additional information.

Other liabilities included the following:

	December 31,
In millions	2024	2023
Accrued product warranty (1)	$843	$777
Pensions	503	530
Operating lease liabilities	409	374
Deferred income taxes	389	530
Accrued compensation	193	213
Other postretirement benefits	104	131
Mark-to-market valuation on interest rate derivatives	89	117
Long-term income taxes	5	111
Other	614	647
Other liabilities	$3,149	$3,430

(1) See NOTE 13, "PRODUCT WARRANTY LIABILITY," for additional information.
NOTE 12. DEBT
Loans Payable
Loans payable at December 31, 2024 and 2023 were $356 million and $280 million, respectively, and consisted primarily of loans payable to financial institutions. The weighted-average interest rate of loans payable at December 31 was as follows:

	2024	2023
Weighted-average interest rate	2.85%	3.92%

Commercial Paper
Our committed credit facilities provide access up to $4.0 billion of unsecured, short-term promissory notes (commercial paper) pursuant to the Board authorized commercial paper programs. These programs facilitate the private placement of unsecured short-term debt through third-party brokers. We intend to use the net proceeds from the commercial paper borrowings for general corporate purposes. We had $1.3 billion and $1.5 billion in outstanding borrowings under our commercial paper programs at December 31, 2024 and 2023, respectively. The weighted-average interest rate for commercial paper at December 31 was as follows:

	2024	2023
Weighted-average interest rate	4.49%	5.43%

Revolving Credit Facilities
On June 3, 2024, we entered into an amended and restated 5-year credit agreement that allows us to borrow up to $2.0 billion of unsecured funds at any time prior to June 3, 2029. The credit agreement amended and restated the prior $2.0 billion 5-year credit agreement that would have matured on August 18, 2026. We also entered into an amended and restated 364-day credit agreement that allows us to borrow up to $2.0 billion of unsecured funds at any time prior to June 2, 2025. This credit agreement amended and restated the prior $2.0 billion 364-day credit facility that matured on June 3, 2024.
Our committed credit facilities provide access up to $4.0 billion from our $2.0 billion 364-day credit facility that expires on June 2, 2025 and our $2.0 billion 5-year facility that expires on June 3, 2029. We intend to maintain credit facilities at the current or higher aggregate amounts by renewing or replacing these facilities at or before expiration. Amounts payable under our revolving credit facility rank pro rata with all of our unsecured, unsubordinated indebtedness. Up to $300 million under this credit facility is available for swingline loans. Based on our current long-term debt ratings, the applicable margin on Secured Overnight Financing Rate (SOFR) rate loans for the 364-day facility was 0.85 percent per annum and 0.975 percent for the 5-year facility. Advances under the facility may be prepaid without premium or penalty, subject to customary breakage costs. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. Our credit agreements include various covenants, including, among others, maintaining a net debt to total capital ratio of no more than 0.65 to 1.0. At December 31, 2024, we were in compliance with the financial debt covenants. There were no outstanding borrowings under these facilities at December 31, 2024 and December 31, 2023.

The total combined borrowing capacity under the revolving credit facilities and commercial programs should not exceed $4.0 billion. At December 31, 2024, our $1.3 billion of commercial paper outstanding effectively reduced the $4.0 billion available capacity under our revolving credit facilities to $2.7 billion.
At December 31, 2024, we also had an additional $628 million available for borrowings under our uncommitted international and other domestic credit facilities.
Long-term Debt
A summary of long-term debt was as follows:

		December 31,
In millions	Interest Rate	2024	2023
Long-term debt
Hydrogenics promissory notes, due 2024 and 2025	—%	110	160
Term loan, due 2025 (1)(2)	Variable	—	1,150
Senior notes, due 2025 (3)	0.75%	500	500
Atmus term loan, due 2027 (4)	Variable	—	600
Debentures, due 2027	6.75%	58	58
Debentures, due 2028	7.125%	250	250
Senior notes, due 2029	4.90%	500	—
Senior notes, due 2030 (3)	1.50%	850	850
Senior notes, due 2034	5.15%	750	—
Senior notes, due 2043	4.875%	500	500
Senior notes, due 2050	2.60%	650	650
Senior notes, due 2054	5.45%	1,000	—
Debentures, due 2098 (5)	5.65%	165	165
Other debt		160	94
Unamortized discount and deferred issuance costs		(89)	(72)
Fair value adjustments due to hedge on indebtedness		(85)	(96)
Finance leases		125	111
Total long-term debt		5,444	4,920
Less: Current maturities of long-term debt (6)		660	118
Long-term debt		$4,784	$4,802

(1) During 2024, we repaid the outstanding balance of the term loan.
(2) In September 2023, we entered into a series of interest rate swaps in order to trade a portion of the floating rate into fixed rate. See "Interest Rate Risk" in NOTE 20, "DERIVATIVES," for additional information.

(3) In 2021, we entered into a series of interest rate swaps to effectively convert from a fixed rate to floating rate. See "Interest Rate Risk" in NOTE 20, "DERIVATIVES," for additional information.
(4) See NOTE 21, "ATMUS INITIAL PUBLIC OFFERING (IPO) AND DIVESTITURE," for additional information.
(5) The effective interest rate is 7.48 percent.
(6) The weighted-average interest rates for the years ended December 31, 2024 and 2023, were 1.01 percent and 1.87 percent, respectively.

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
Principal payments required on long-term debt during the next five years are as follows:

In millions	2025	2026	2027	2028	2029
Principal payments	$660	$66	$102	$291	$534

The $250 million 7.125 percent debentures and $165 million 5.65 percent debentures are unsecured and are not subject to any sinking fund requirements. We can redeem these debentures at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the debenture holders are not penalized by the early redemption.
Our debt agreements contain several restrictive covenants. The most restrictive of these covenants applies to our revolving credit facility which will upon default, among other things, limit our ability to incur additional debt or issue preferred stock, enter into sale-leaseback transactions, sell or create liens on our assets, make investments and merge or consolidate with any other entity. At December 31, 2024, we were in compliance with all of the financial debt covenants under our borrowing agreements.
Shelf Registration
As a well-known seasoned issuer, we filed an automatic shelf registration for an undetermined amount of debt and equity securities with the Securities and Exchange Commission (SEC) on February 8, 2022, which expired on February 9, 2025. Under this shelf registration we were able to offer debt securities, common stock, preferred and preference stock, depositary shares, warrants, stock purchase contracts and stock purchase units. We plan to file a new shelf registration statement shortly after the filing of this annual report on Form 10-K to replace the expired automatic shelf registration statement.
Interest Expense
For the years ended December 31, 2024, 2023 and 2022, total interest incurred was $387 million, $383 million and $204 million, respectively, and interest capitalized was $17 million, $8 million and $5 million, respectively.
Fair Value of Debt
Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair values and carrying values of total debt, including current maturities, were as follows:

	December 31,
In millions	2024	2023
Fair values of total debt (1)	$6,651	$6,375
Carrying value of total debt	7,059	6,696

(1) The fair value of debt is derived from Level 2 input measures.

NOTE 13. PRODUCT WARRANTY LIABILITY
A tabular reconciliation of the product warranty liability, including the deferred revenue related to our extended warranty coverage and accrued product campaigns, was as follows:

	December 31,
In millions	2024	2023	2022
Balance at beginning of year	$2,497	$2,477	$2,425
Provision for base warranties issued	641	602	515
Deferred revenue on extended warranty contracts sold	343	350	287
Provision for product campaigns issued	65	28	141
Payments made during period	(704)	(705)	(596)
Amortization of deferred revenue on extended warranty contracts	(297)	(300)	(298)
Changes in estimates for pre-existing product warranties and campaigns	99	37	(128)
Acquisitions (1)	—	—	147
Foreign currency translation adjustments and other	(21)	8	(16)
Balance at end of period	$2,623	$2,497	$2,477

(1) See NOTE 23, "ACQUISITIONS," for additional information.
We recognized supplier recoveries of $54 million, $36 million and $39 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Warranty related deferred revenues and warranty liabilities on our Consolidated Balance Sheets were as follows:

	December 31,
In millions	2024	2023	Balance Sheet Location
Deferred revenue related to extended coverage programs
Current portion	$286	$279	Current portion of deferred revenue
Long-term portion	815	774	Deferred revenue
Total	$1,101	$1,053

Product warranty
Current portion	$679	$667	Current portion of accrued product warranty
Long-term portion	843	777	Other liabilities
Total	$1,522	$1,444

Total warranty accrual	$2,623	$2,497

NOTE 14. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are subject to numerous lawsuits and claims arising out of the ordinary course of our business, including actions related to product liability; personal injury; the use and performance of our products; warranty matters; product recalls; patent, trademark or other intellectual property infringement; contractual liability; the conduct of our business; tax reporting in foreign jurisdictions; distributor termination; workplace safety; environmental and regulatory matters, including the enforcement of environmental and emissions standards; and asbestos claims. We also have been identified as a potentially responsible party at multiple waste disposal sites under U.S. federal and related state environmental statutes and regulations and may have joint and several liability for any investigation and remediation costs incurred with respect to such sites. We have denied liability with respect to many of these lawsuits, claims and proceedings and are vigorously defending such lawsuits, claims and proceedings. We carry various forms of commercial, property and casualty, product liability and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against us with respect to these lawsuits, claims and proceedings. We do not believe that these lawsuits are material individually or in the aggregate. While we believe we have also established adequate accruals for our expected future liability with respect to pending lawsuits, claims and proceedings, where the nature and extent of any such liability is probable and can be reasonably estimated based upon presently available information, there can be no assurance that the final resolution of any existing or future lawsuits, claims or proceedings will not have a material adverse effect on our business, results of operations, financial condition or cash flows.
We conduct significant business operations in Brazil that are subject to the Brazilian federal, state and local labor, social security, tax and customs laws. While we believe we comply with such laws, they are complex, subject to varying interpretations and we are often engaged in litigation regarding the application of these laws to particular circumstances.
In December 2023, we announced that we reached the agreement in principle with EPA, CARB, the Environmental and Natural Resources Division of the DOJ and the California Attorney General's Office to resolve certain regulatory civil claims regarding our emissions certification and compliance process for certain engines primarily used in pick-up truck applications in the U.S., which became final and effective in April 2024, (collectively, the Settlement Agreements). As part of the Settlement Agreements, among other things, we agreed to pay civil penalties, complete recall requirements, undertake mitigation projects, provide extended warranties, undertake certain testing, take certain corporate compliance measures and make other payments. Failure to comply with the terms and conditions of the Settlement Agreements will subject us to further stipulated penalties. We recorded a charge of $2.0 billion in the fourth quarter of 2023, in other operating expense, net in our Consolidated Statements of Income, to resolve the matters addressed by the Settlement Agreements involving approximately one million of our pick-up truck applications in the U.S. Of the $2.0 billion charge, $1.7 billion (primarily related to penalties) was non-deductible for U.S. federal income tax purposes. The remaining amount, related to emissions mitigation projects and payments, extended warranties and other related compliance expenses was deductible for U.S. federal income tax purposes. This charge was in addition to the previously announced charges of $59 million for the recalls of model years 2013 through 2018 RAM 2500 and 3500 trucks and model years 2016 through 2019 Titan trucks. We made $1.9 billion of payments required by the Settlement Agreements in the second quarter of 2024. Subsequent to the second quarter of 2024, we have recorded immaterial amounts related to stipulated penalties we determined to be probable and estimable. Any further non-compliance with the Settlement Agreements will likely subject us to further stipulated penalties and other adverse consequences.
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
Guarantees and Commitments
Periodically, we enter into guarantee arrangements, including guarantees of non-U.S. distributor financings, residual value guarantees on equipment under operating leases and other miscellaneous guarantees of joint ventures or third-party obligations. At December 31, 2024, the maximum potential loss related to these guarantees was $41 million.
We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. At December 31, 2024, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $533 million. These arrangements enable us to secure supplies of critical components and IT services. We do not currently anticipate paying any penalties under these contracts.

We enter into physical forward contracts with suppliers of platinum, palladium and iridium to purchase certain volumes of the commodities at contractually stated prices for various periods, which generally fall within two years. At December 31, 2024, the total commitments under these contracts were $69 million. These arrangements enable us to guarantee the prices of these commodities, which otherwise are subject to market volatility.
We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance. These performance bonds and other performance-related guarantees were $241 million at December 31, 2024.
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
NOTE 15. CUMMINS INC. SHAREHOLDERS' EQUITY
Preferred and Preference Stock
We are authorized to issue one million shares of zero par value preferred and one million shares of preference stock with preferred shares being senior to preference shares. We can determine the number of shares of each series, and the rights, preferences and limitations of each series. At December 31, 2024 and 2023, there was no preferred or preference stock outstanding.
Common Stock
Changes in shares of common stock and treasury stock were as follows:

In millions	Common Stock	Treasury Stock
Balance at December 31, 2021	222.5	80.0
Shares acquired	—	1.9
Shares issued	—	(0.7)
Balance at December 31, 2022	222.5	81.2
Shares issued	—	(0.5)
Balance at December 31, 2023	222.5	80.7
Shares issued	—	(1.2)
Atmus divestiture share exchange (1)	—	5.6
Balance at December 31, 2024	222.5	85.1

(1) On March 18, 2024, we completed the divestiture of our remaining 80.5 percent ownership of Atmus Filtration Technologies Inc. (Atmus) common stock through a tax-free split-off. The exchange resulted in a reduction of shares of our common stock outstanding by 5.6 million shares. See NOTE 21, "ATMUS INITIAL PUBLIC OFFERING (IPO) AND DIVESTITURE," for additional information.

Treasury Stock
Shares of common stock repurchased by us are recorded at cost as treasury stock and result in a reduction of shareholders' equity in our Consolidated Balance Sheets. Treasury shares may be reissued as part of our stock-based compensation programs. When shares are reissued, we use the weighted-average cost method for determining cost. The gains between the cost of the shares and the issuance price are added to additional paid-in-capital. The losses are deducted from additional paid-in capital to the extent of the gains. Thereafter, the losses are deducted from retained earnings. Treasury stock activity for the three-year period ended December 31, 2024, consisting of shares issued and repurchased is presented in our Consolidated Statements of Changes in Redeemable Noncontrolling Interests and Equity.
In December 2021, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the $2.0 billion repurchase plan authorized in 2019. The dollar value remaining available for future purchases under the 2019 program at December 31, 2024, was $218 million.
On March 18, 2024, we completed the divestiture of our remaining 80.5 percent ownership of Atmus Filtration Technologies Inc. (Atmus) common stock through a tax-free split-off. The exchange resulted in a reduction of shares of our common stock outstanding by 5.6 million shares. See NOTE 21, "ATMUS INITIAL PUBLIC OFFERING (IPO) AND DIVESTITURE," for additional information.
We did not make any repurchases of common stock during 2024 or 2023. We repurchased $374 million of our common stock in the year ended December 31, 2022.
Dividends
Total dividends paid to common shareholders in 2024, 2023 and 2022 were $969 million, $921 million and $855 million, respectively. Declaration and payment of dividends in the future depends upon our income and liquidity position, among other factors, and is subject to declaration by the Board, who meets quarterly to consider our dividend payment. We expect to fund dividend payments with cash from operations.
In July 2024, the Board authorized an increase to our quarterly dividend of 8.3 percent from $1.68 per share to $1.82 per share. In July 2023, the Board authorized a 7.0 percent increase to our quarterly cash dividend on our common stock from $1.57 per share to $1.68 per share. In July 2022, the Board approved an 8.3 percent increase to our quarterly dividend on our common stock from $1.45 per share to $1.57 per share. Cash dividends per share paid to common shareholders for the last three years were as follows:

	Quarterly Dividends
	2024	2023	2022
First quarter	$1.68	$1.57	$1.45
Second quarter	1.68	1.57	1.45
Third quarter	1.82	1.68	1.57
Fourth quarter	1.82	1.68	1.57
Total	$7.00	$6.50	$6.04

NOTE 16. ACCUMULATED OTHER COMPREHENSIVE LOSS
Following are the changes in accumulated other comprehensive (loss) income by component:

In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment		Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at December 31, 2021	$(346)	$(1,208)		$(17)	$(1,571)
Other comprehensive income (loss) before reclassifications
Before-tax amount	(123)	(350)		136	(337)	$(40)	$(377)
Tax benefit (expense)	19	6		(32)	(7)	—	(7)
After-tax amount	(104)	(344)		104	(344)	(40)	(384)
Amounts reclassified from accumulated other comprehensive income (1)	23	—		2	25	—	25
Net current period other comprehensive (loss) income	(81)	(344)		106	(319)	$(40)	$(359)
Balance at December 31, 2022	$(427)	$(1,552)		$89	$(1,890)
Other comprehensive income (loss) before reclassifications
Before-tax amount	(541)	96		35	(410)	$(3)	$(413)
Tax benefit (expense)	113	(1)		(7)	105	—	105
After-tax amount	(428)	95		28	(305)	(3)	(308)
Amounts reclassified from accumulated other comprehensive income (1)	7	—		(18)	(11)	—	(11)
Net current period other comprehensive (loss) income	(421)	95		10	(316)	$(3)	$(319)
Balance at December 31, 2023	$(848)	$(1,457)		$99	$(2,206)
Other comprehensive income (loss) before reclassifications
Before-tax amount	(14)	(313)		47	(280)	$(16)	$(296)
Tax expense	(2)	(8)		(12)	(22)	—	(22)
After-tax amount	(16)	(321)		35	(302)	(16)	(318)
Amounts reclassified from accumulated other comprehensive income (1)	21	61	(2)	(19)	63	—	63
Net current period other comprehensive income (loss)	5	(260)		16	(239)	$(16)	$(255)
Balance at December 31, 2024	$(843)	$(1,717)		$115	$(2,445)

(1) Amounts are net of tax. Reclassifications out of accumulated other comprehensive income (loss) and the related tax effects are immaterial for separate disclosure.
(2) See NOTE 21, "ATMUS INITIAL PUBLIC OFFERING (IPO) AND DIVESTITURE," for additional information.

NOTE 17. NONCONTROLLING INTERESTS
Noncontrolling interests in the equity of consolidated subsidiaries were as follows:

	December 31,
In millions	2024	2023
Eaton Cummins Automated Transmission Technologies	$490	$534
Cummins India Ltd.	431	388
Other	116	132
Noncontrolling interests	$1,037	$1,054

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
Employee compensation expense (net of estimated forfeitures) related to our share-based plans for the years ended December 31, 2024, 2023 and 2022, was approximately $100 million, $79 million and $33 million, respectively. The excess tax benefit associated with our employee share-based plans for the years ended December 31, 2024, 2023 and 2022, was $23 million, $7 million and $8 million, respectively. The total unrecognized compensation expense (net of estimated forfeitures) related to nonvested awards for our employee share-based plans was approximately $120 million at December 31, 2024, and is expected to be recognized over a weighted-average period of approximately two years.

The table below summarizes the employee share-based activity in the Plan:

	Options	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Balance at December 31, 2021	2,743,098	$143.51
Granted	18,900	207.79
Exercised	(586,990)	137.83
Forfeited	(29,045)	148.08
Balance at December 31, 2022	2,145,963	145.57
Granted	17,500	225.39
Exercised	(345,250)	142.69
Forfeited	(3,793)	144.16
Balance at December 31, 2023	1,814,420	146.89
Granted	9,100	294.05
Exercised	(1,004,358)	142.18
Forfeited	(4,821)	149.48
Balance at December 31, 2024	814,341	$154.33	4.0	$159

Exercisable, December 31, 2022	1,655,298	$146.37	4.6	$159
Exercisable, December 31, 2023	1,814,420	$146.89	4.2	$169
Exercisable, December 31, 2024	814,341	$154.33	4.0	$159

The weighted-average grant date fair value of options granted during the years ended December 31, 2024, 2023 and 2022, was $77.19, $57.01 and $45.74, respectively. The total intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022, was approximately $160 million, $35 million and $53 million, respectively. Cash received from option exercises under share-based payment arrangements for the years ended December 31, 2024, 2023 and 2022, was $133 million, $48 million and $80 million, respectively.
The share-based activity and weighted-average grant date fair value of performance and restricted shares was as follows:

	Performance Shares		Restricted Shares
Nonvested	Shares	Weighted-average Fair Value	Shares	Weighted-average Fair Value
Balance at December 31, 2021	440,149	$183.72	29,928	$252.99
Granted	230,535	184.92	215,260	209.08
Vested	(122,188)	148.99	(5,513)	249.79
Forfeited	(63,197)	182.68	(3,262)	211.37
Balance at December 31, 2022	485,299	193.17	236,413	213.66
Granted	170,205	222.86	176,128	223.92
Vested	(99,425)	126.38	(74,270)	215.38
Forfeited	(68,566)	199.69	(27,931)	217.01
Balance at December 31, 2023	487,513	216.24	310,340	218.77
Granted	259,004	264.95	208,029	276.83
Vested	(233,136)	244.14	(75,759)	215.98
Forfeited	(40,909)	233.84	(37,493)	232.01
Balance at December 31, 2024	472,472	$227.65	405,117	$247.88

The total vesting date fair value of performance shares vested during the years ended December 31, 2024, 2023 and 2022, was $63 million, $25 million and $24 million, respectively. The total fair value of restricted shares vested was $24 million, $17 million and $1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	2024	2023	2022
Expected life (years)	6	6	6
Risk-free interest rate	4.20%	3.91%	2.32%
Expected volatility	29.15%	28.73%	28.40%
Dividend yield	2.79%	2.81%	2.85%

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

	Years ended December 31,
In millions, except per share amounts	2024	2023	2022
Net income attributable to Cummins Inc.	$3,946	$735	$2,151

Weighted-average common shares outstanding
Basic	138.2	141.7	141.5
Dilutive effect of stock compensation awards	0.9	1.0	0.8
Diluted	139.1	142.7	142.3
Earnings per common share attributable to Cummins Inc.
Basic	$28.55	$5.19	$15.20
Diluted	28.37	5.15	15.12

The weighted-average diluted common shares outstanding exclude the anti-dilutive effect of certain stock options. The options excluded from diluted earnings per share were as follows:

	Years ended December 31,
	2024	2023	2022
Options excluded	1,467	10,587	20,595

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
Foreign Currency Exchange Rate Risk
We had foreign currency forward contracts with notional amounts of $3.6 billion at December 31, 2024, with the following currencies comprising 86 percent of outstanding foreign currency forward contracts: British pound, Chinese renminbi, Australian dollar, Canadian dollar and Euro. We had foreign currency forward contracts with notional amounts of $4.5 billion at December 31, 2023, with the following currencies comprising 85 percent of outstanding foreign currency forward contracts: British pound, Chinese renminbi, Canadian dollar, Australian dollar and Swedish krona.
We are further exposed to foreign currency exchange risk as many of our subsidiaries are subject to fluctuations as the functional currencies of the underlying entities are not our U.S. dollar reporting currency. To help reduce volatility in the equity value of our subsidiaries, we enter into foreign exchange forwards designated as net investment hedges for certain of our investments. Under the current terms of our foreign exchange forwards, we agreed with third parties to sell British pounds, Chinese renminbi and Euros in exchange for U.S. dollar currency at a specified rate at the maturity of the contract. The notional amount of these hedges at December 31, 2024, was $1.5 billion.
The following table summarizes the net investment hedge activity in AOCL:

	Years ended December 31,
In millions	2024		2023
Type of Derivative	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Earnings	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Earnings
Foreign exchange forwards	$32	$—	$(30)	$—

Interest Rate Risk
In September 2023, we entered into a series of interest rate swaps with a total notional value of $500 million in order to trade a portion of the floating rate into a fixed rate on our term loan, due in 2025. The weighted-average interest rate of the interest rate swaps was 5.72 percent. We designated the swaps as cash flow hedges. The gains and losses on these derivative instruments were initially recorded in other comprehensive income and reclassified into earnings as interest expense in the Consolidated Financial Statements as each interest payment was accrued. In 2024, we settled all $500 million of these interest rate swaps. The losses recognized on settlements were immaterial. The interest rate swap activity in AOCL was immaterial for these swaps for the years ended December 31, 2024 and 2023.
In 2021, we entered into a series of interest rate swaps to effectively convert our $500 million senior notes, due in 2025, from a fixed rate of 0.75 percent to a floating rate equal to the three-month London Interbank Offered Rate (LIBOR) plus a spread (subsequently adjusted to SOFR under a fallback protocol in our derivative agreements). We also entered into a series of interest rate swaps to effectively convert $765 million of our $850 million senior notes, due in 2030, from a fixed rate of 1.50 percent to a floating rate equal to the three-month LIBOR plus a spread (also similarly adjusted to SOFR). We designated the swaps as fair value hedges. The gain or loss on these derivative instruments, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current income as interest expense. The net swap settlements that accrue each period are also reported in the Consolidated Financial Statements as interest expense. In March 2023, we settled a portion of our 2021 interest rate swaps with a notional amount of $100 million. The $7 million loss on settlement is being amortized over the remaining term of the related debt. In November 2024, we settled a portion of our interest rate swaps related to our 2025 and 2030 bonds with a combined notional amount of $135 million. The $12 million loss on settlement is being amortized over the remaining term of the related debt. The interest rate swaps on our 2025 and 2030 debt had $350 million and $680 million, respectively, of notional amounts outstanding at December 31, 2024.

The following table summarizes the gains and losses:

	Years ended December 31,
In millions	2024		2023		2022
Type of Swap	Gain (Loss) on Swaps	Gain (Loss) on Borrowings	Gain (Loss) on Swaps	Gain (Loss) on Borrowings	Gain (Loss) on Swaps	Gain (Loss) on Borrowings
Interest rate swaps (1)	$12	$(11)	$31	$(32)	$(148)	$145

(1) The difference between the gain (loss) on swaps and borrowings represented hedge ineffectiveness.
In 2019, we entered into $350 million of interest rate lock agreements, and in 2020 we entered into an additional $150 million of lock agreements to reduce the variability of the cash flows of the interest payments on a total of $500 million of fixed rate debt originally forecast to be issued in 2023 to replace our senior notes at maturity. The terms of the rate locks mirrored the time period of the expected fixed rate debt issuance and the expected timing of interest payments on that debt. The gains and losses on these derivative instruments were initially recorded in other comprehensive income and will be released to earnings in interest expense in future periods to reflect the difference in (1) the fixed rates economically locked in at the inception of the hedge and (2) the actual fixed rates established in the debt instrument at issuance. In 2022, we settled certain rate lock agreements with notional amounts totaling $150 million for $49 million in cash. In 2023, we settled all remaining rate lock agreements with notional amounts totaling $350 million for $101 million. The majority of the $150 million of gains on settlements remained in other comprehensive income and is being amortized over the remaining term of the related debt issued in early 2024. The following table summarizes the interest rate lock activity in AOCL:

	Year ended December 31,
In millions	2024		2023		2022
Type of Swap	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Interest Expense	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Interest Expense	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Interest Expense
Interest rate locks	$(4)	$4	$14	$2	$112	$—

Derivatives Not Designated as Hedging Instruments
The following table summarizes the effect on our Consolidated Statements of Net Income for derivative instruments not designated as hedging instruments:

	Years ended December 31,
In millions	2024	2023	2022
Gain (loss) recognized in income - Cost of sales (1)	$3	$(3)	$2
Loss recognized in income - Other expense, net (1)	(65)	(21)	(5)

(1) Includes foreign currency forward contracts.

Fair Value Amount and Location of Derivative Instruments
The following table summarizes the location and fair value of derivative instruments on our Consolidated Balance Sheets:

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	December 31,		December 31,
In millions	2024	2023	2024	2023
Notional amount	$3,512	$2,997	$2,713	$3,610

Derivative assets
Prepaid expenses and other current assets	$60	$14	$6	$16
Other assets	6	—	—	—
Total derivative assets (1)	$66	$14	$6	$16

Derivative liabilities
Other accrued expenses	$10	$43	$67	$14
Other liabilities	89	117	—	—
Total derivative liabilities (1)	$99	$160	$67	$14

(1) Estimates of the fair value of all derivative assets and liabilities above are derived from Level 2 inputs, which are estimated using actively quoted prices for similar instruments from brokers and observable inputs where available, including market transactions and third-party pricing services, or net asset values provided to investors. We do not currently have any Level 3 input measures and there were no transfers into or out of Level 2 or 3 during 2024 or 2023.

We elected to present our derivative contracts on a gross basis in our Consolidated Balance Sheets. Had we chosen to present on a net basis, we would have derivatives in a net asset position of $37 million and $4 million and derivatives in a net liability position of $131 million and $148 million at December 31, 2024, and 2023, respectively.
NOTE 21. ATMUS INITIAL PUBLIC OFFERING (IPO) AND DIVESTITURE
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

We evaluated the full divestiture of Atmus and determined the transaction did not qualify for discontinued operation presentation. We recognized a gain related to the divestiture of approximately $1.3 billion (based on the difference between the fair value of the Cummins shares obtained less the carrying value of our Atmus investment), which was recorded in other income, net in our Consolidated Statements of Net Income for the year ended December 31, 2024. Approximately $114 million of goodwill was included in the carrying value of the Atmus investment for purposes of calculating the gain. The operating results of Atmus were reported in the Consolidated Financial Statements through March 18, 2024, the date of divestiture.
As part of the divestiture, the $600 million term loan remained with Atmus after the split. In addition, a net $61 million of other comprehensive income and $19 million of noncontrolling interests related to Atmus were written-off and netted against the gain recognized upon the split.
We entered into a transitional services agreement (TSA) with Atmus that is designed to facilitate the orderly transfer of various services to Atmus. The TSA relates primarily to administrative services, which are generally to be provided over the next 2 years after the divestiture date. This agreement is not material and does not confer upon us the ability to influence the operating and/or financial policies of Atmus subsequent to March 18, 2024.
NOTE 22. ACCELERA STRATEGIC REORGANIZATION ACTIONS
In the fourth quarter of 2024, our Accelera segment underwent a strategic review to better streamline operations as well as pace and re-focus investments on the most promising paths as the adoption of certain zero emission solutions slows. This review resulted in decisions to consolidate certain manufacturing efforts, focus internal development efforts towards areas of differentiation while continuing to leverage partners and reduce our investments in certain technologies, joint ventures and markets. In addition, declining customer demand in certain key product lines caused us to re-evaluate the recoverability of certain inventory items. As a result of these actions, we recorded several non-cash charges in the fourth quarter related to inventory write-downs, intangible and fixed asset impairments and joint venture impairments. We also recorded severance of approximately $7 million. The following table presents the impact of asset write-downs and impairments on our Consolidated Statements of Net Income:

	Year ended
In millions	December 31, 2024	Statement of Net Income Location
Inventory write-downs	$107	Cost of sales
Impairment of other intangible assets	84	Other operating expense, net
Impairment of property, plant and equipment	61	Other operating expense, net
Impairment of investments in equity method investees	17	Equity, royalty and interest income from investees
Severance	7	Cost of sales and research, development and engineering expenses
Other	36	Other operating expense, net and selling, general and administrative expenses
Total	$312

The majority of the $305 million non-cash charge is reflected in net cash provided by operating activities, as a change in inventory of $107 million and other, net of $171 million. Of the total charges, approximately $243 million occurred in jurisdictions where we receive no tax benefits because of valuation allowances, resulting in a $50 million unfavorable discrete tax item. In addition, these actions were considered a triggering event under GAAP which required us to perform an interim impairment test of our fuel cell and electrolyzer reporting unit. The results of this testing indicated that goodwill of this reporting unit was not impaired.

NOTE 23. ACQUISITIONS
Acquisitions for the for the years ended December 31, 2024, 2023 and 2022, were as follows:

Entity Acquired (Dollars in millions)	Date of Acquisition	Additional Percent Interest Acquired	Payments to Former Owners	Acquisition Related Debt Retirements	Total Purchase Consideration		Type of Acquisition(1)	Goodwill Acquired	Intangibles Recognized(2)
2024
Engendren Corporation	02/16/24	100%	$65	$—	$65		COMB	$33	$8
2023
Cummins France SA	10/31/23	100%	$25	$5	$30		COMB	$4	$—
Faurecia	10/02/23	100%	208	—	208	(3)	COMB	92	—
Hydrogenics Corporation	06/29/23	19%	287	48	335	(4)	EQUITY	—	—
Teksid Hierro de Mexico, S.A. de C.V.	04/03/23	100%	143	$—	143	(5)	COMB	18	$—
2022
Siemens Commercial Vehicles Propulsion	11/30/22	100%	$187	$—	$187		COMB	$70	$106
Meritor, Inc.	08/03/22	100%	2,613	248	2,861		COMB	926	1,610
Jacobs Vehicle Systems	04/08/22	100%	345	—	345		COMB	108	164
Cummins Westport, Inc.	02/07/22	50%	42	—	42		COMB	—	20

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
(4) Hydrogenics entered into three non-interest-bearing promissory notes with $175 million paid on July 31, 2023, $50 million paid on December 31, 2024 and the remaining $110 million due in two installments in 2025.

(5) Total purchase consideration included $32 million for the settlement of accounts payable that was treated as an operating cash outflow.
Faurecia
On October 2, 2023, we purchased, from the Forvia Group, all of the equity ownership of Faurecia's U.S. and Europe commercial vehicle exhaust business for $208 million, subject to certain working capital and other customary adjustments, and does not contain any contingent consideration. The acquisition provides canning and assembly operations for full exhaust systems primarily for on-highway applications, ensures the long-term supply of aftertreatment components, minimizes opportunities for supply disruptions, adds significant technical and manufacturing resources and enhances our existing portfolio. In the third quarter of 2024, we finalized the purchase accounting and made certain other adjustments. The primary adjustments were to reduce property, plant and equipment by $3 million, offset by the finalization of purchase price, with a net increase to goodwill of $2 million.
The final purchase price allocation has been updated as follows:

In millions
Cash and cash equivalents	$8
Accounts and notes receivable, net (1)	52
Inventories	32
Property, plant and equipment	90
Goodwill	92
Other current and long-term assets	50
Accounts payable (principally trade)	(66)
Other current and long-term liabilities	(50)
Total purchase price	$208

(1) Included $30 million of Cummins receivables that were eliminated against payables at other Cummins entities.

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
Hydrogenics Corporation - Redeemable Noncontrolling Interest
On June 29, 2023, a share purchase agreement was executed with a 19 percent minority shareholder in one of our businesses, Hydrogenics Corporation (Hydrogenics), whereby we agreed to pay the minority shareholder $335 million for their 19 percent ownership, including the settlement of shareholder loans of $48 million. As part of the share purchase agreement, Hydrogenics entered into three non-interest-bearing promissory notes with $175 million paid in 2023, $50 million paid in 2024 and the remaining $110 million due in two installments in 2025. We recorded the non-interest-bearing promissory notes at their present value in our Consolidated Financial Statements.
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
Meritor, Inc.
On August 3, 2022, we completed the acquisition of Meritor whereby we paid $36.50 per share for each outstanding share of Meritor, a global leader of drivetrain, mobility, braking, aftermarket and electric powertrain solutions for commercial vehicle and industrial markets. The total purchase price was $2.9 billion, including debt that was retired on the closing date of $248 million. In addition, we assumed $1.0 billion of additional debt, of which $0.9 billion was retired prior to the end of the third quarter of 2022. The acquisition was funded with a combination of $2.0 billion in new debt (see NOTE 12, "DEBT" for additional details), cash on hand and additional commercial paper borrowings. The integration of Meritor’s people, technology and capabilities position us as one of the few companies able to provide integrated powertrain solutions across combustion and electric power applications at a time when demand for decarbonized solutions is continuing to accelerate. The majority of this business was included within our Components segment with the exception of the electric powertrain business, which was included in our Accelera segment.

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

The following table presents the supplemental consolidated results of the company for the year ended December 2022, on an unaudited pro-forma basis, as if the acquisition had been consummated on January 1, 2021. The primary adjustments reflected in the pro-forma results related to (1) increase in interest expense for debt used to fund the acquisition, (2) removal of acquisition related costs from 2022 and (3) changes related to purchase accounting primarily related to amortization of intangibles, fixed assets and joint ventures. The unaudited pro forma financial information presented below does not purport to represent the actual results of operations that Cummins and Meritor would have achieved had the companies been combined during the period presented and was not intended to project the future results of operations that the combined company could achieve after the acquisition. The unaudited pro forma financial information does not reflect any potential cost savings, operating efficiencies, long-term debt pay down estimates, financial synergies or other strategic benefits as a result of the acquisition or any restructuring costs to achieve those benefits.

(Unaudited)	Year ended December 31,
In millions	2022
Net sales	$30,841
Net income	2,196

The Meritor acquisition increased net assets in the Components segment by $3.8 billion and Accelera segment by $0.3 billion in 2022.
NOTE 24. RUSSIAN OPERATIONS
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

For the years ended December 31, 2024 and 2023, there were no material additional costs.
NOTE 25. OPERATING SEGMENTS
Operating segments under GAAP are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (CODM), or decision-making group, in deciding how to allocate resources and in assessing performance. Our CODM is the Chief Executive Officer.
Our reportable operating segments consist of Engine, Components, Distribution, Power Systems and Accelera. This reporting structure is organized according to the products and markets each segment serves. The Engine segment produces engines (15 liters and smaller) and associated parts for sale to customers in on-highway and various off-highway markets. Our engines are used in trucks of all sizes, buses and recreational vehicles, as well as in various industrial applications, including construction, agriculture, power generation systems and other off-highway applications. The Components segment sells axles, drivelines, brakes and suspension systems for commercial diesel and natural gas applications, aftertreatment systems, turbochargers, fuel systems, valvetrain technologies, automated transmissions and electronics. The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets and service parts, as well as performing service and repair activities on our products, maintaining relationships with various OEMs throughout the world and providing selected sales and aftermarket support for our Accelera business. The Power Systems segment is an integrated power provider, which designs, manufactures and sells standby and prime power generators, engines (16 liters and larger) for standby and prime power generator sets and industrial applications (including mining, oil and gas, marine, rail and defense), alternators and other power components. The Accelera segment designs, manufactures, sells and supports electrified power systems with innovative components and subsystems, including battery, fuel cell and electric powertrain technologies as well as hydrogen production technologies. The Accelera segment is currently in the early stages of commercializing these technologies with efforts primarily focused on the development of electrified power systems and related components and subsystems and our electrolyzers for hydrogen production. We continue to serve all our markets as they adopt electrification and alternative power technologies, meeting the needs of our OEM partners and end customers.
Our CODM uses segment earnings or losses before interest expense, income taxes, depreciation and amortization and noncontrolling interests (EBITDA) as the basis for the CODM to evaluate the performance of each of our reportable operating segments. EBITDA provides our CODM with a full picture of the profitability of a segment to drive decisions and resource allocation. EBITDA is used as the key profitability measure when we set our annual operating plan, is the metric with which our CODM assesses results and is a key component of our annual variable compensation plans. Segment amounts exclude certain expenses not specifically identifiable to segments.
The accounting policies of our operating segments are the same as those applied in our Consolidated Financial Statements. We prepared the financial results of our operating segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. We allocate certain common costs and expenses, primarily corporate functions, among segments differently than we would for stand-alone financial information prepared in accordance with GAAP. These include certain costs and expenses of shared services, such as IT, human resources, legal, finance and supply chain management. We do not allocate gains or losses of corporate-owned life insurance, the Settlement Agreements charge and the gain and certain costs related to the divestiture of Atmus. EBITDA may not be consistent with measures used by other companies.

Summarized financial information regarding our reportable operating segments at December 31, is shown in the table below:

In millions	Engine	Components		Distribution	Power Systems	Accelera		Total Segments
2024
External sales	$8,987	$9,894		$11,352	$3,500	$369		$34,102
Intersegment sales	2,725	1,785		32	2,908	45		7,495
Total sales	11,712	11,679		11,384	6,408	414		41,597
Cost of goods sold (excluding warranty expenses)	8,707	9,346		9,185	4,506	643	(1)	32,387
Warranty expenses	420	173		23	101	34		751
Selling expenses	214	184		628	174	33	(1)	1,233
Administrative expenses	582	555		382	421	70	(1)	2,010
Research, development and engineering expenses	616	328		55	236	226	(1)	1,461
Equity, royalty and interest income (loss) from investees	212	64		90	79	(50)	(1)	395
Other income (expense) (2)	23	(59)		54	—	(183)	(1)	(165)
Add back: Depreciation and amortization (3)	245	493		123	131	61		1,053
Segment EBITDA	$1,653	$1,591	(4)	$1,378	$1,180	$(764)	(1)	$5,038

Interest income (5)	$17	$25		$37	$7	$1		$87
Net assets	2,076	6,433		3,151	2,350	1,234		15,244
Investments and advances to equity investees	653	504		394	145	187		1,883
Capital expenditures	556	339		111	143	59		1,208

2023
External sales	$8,874	$11,531		$10,199	$3,125	$336		$34,065
Intersegment sales	2,810	1,878		50	2,548	18		7,304
Total sales	11,684	13,409		10,249	5,673	354		41,369
Cost of goods sold (excluding warranty expenses)	8,825	10,717		8,239	4,173	524		32,478
Warranty expenses	377	138		16	71	29		631
Selling expenses	199	227		642	168	33		1,269
Administrative expenses	587	634		354	399	57		2,031
Research, development and engineering expenses	614	387		57	237	203		1,498
Equity, royalty and interest income (loss) from investees	251	97		97	53	(15)		483
Other income (expense) (2)	72	(54)		56	36	1		111
Add back: Depreciation and amortization (3)	225	491		115	122	63		1,016
Segment EBITDA	$1,630	$1,840	(6)	$1,209	$836	$(443)		$5,072

Interest income (5)	$19	$31		$34	$9	$2		$95
Net assets	930	6,965		2,348	1,938	1,159		13,340
Investments and advances to equity investees	660	582		396	132	25		1,795
Capital expenditures	538	373		103	115	84		1,213

(Table continues on next page)

In millions	Engine		Components		Distribution	Power Systems	Accelera	Total Segments
2022
External sales	$8,199		$7,847		$8,901	$2,951	$176	$28,074
Intersegment sales	2,746		1,889		28	2,082	22	6,767
Total sales	10,945		9,736		8,929	5,033	198	34,841
Cost of goods sold (excluding warranty expenses)	8,346		7,727		7,285	3,884	310	27,552
Warranty expenses	329		64		6	70	20	489
Selling expenses	165		158		550	147	18	1,038
Administrative expenses	462		513		304	269	47	1,595
Research, development and engineering expenses	506		309		52	240	171	1,278
Equity, royalty and interest income (loss) from investees	160	(7)	71		77	43	(2)	349
Other income (expense) (2)	33		6		(35)	10	(2)	12
Russian suspension costs (8)	33	(9)	5		54	19	—	111
Add back: Depreciation and amortization (3)	205		304		114	120	38	781
Segment EBITDA	$1,535		$1,346	(10)	$888	$596	$(334)	$4,031

Interest income (5)	$14		$12		$16	$7	$—	$49
Net assets	1,451		7,306		2,698	2,382	1,158	14,995
Investments and advances to equity investees	617		617		352	138	33	1,757
Capital expenditures	368		264		114	96	74	916

(1) Included $112 million of charges in cost of sales, $10 million of charges in selling, general and administrative expenses, $2 million of charges in research and development expenses, $17 million of charges in equity, royalty and interest income (loss) from investees, $171 million of charges in other operating expenses and $312 million of charges in EBITDA, all related to Accelera strategic reorganization actions in the fourth quarter of 2024. See NOTE 22, "ACCELERA STRATEGIC REORGANIZATION ACTIONS," for additional information.

(2) Other income (expense) includes other operating expense, net and other income, net from our Consolidated Statements of Net Income.
(3) Depreciation and amortization are not considered significant segment expenses but are presented here to reconcile to EBITDA, the measure used by our CODM. Depreciation and amortization, as shown on a segment basis, excludes the amortization of debt discount and deferred costs included in our Consolidated Statements of Net Income as interest expense. The amortization of debt discount and deferred costs were $12 million, $8 million and $3 million for the years ended 2024, 2023 and 2022, respectively. A portion of depreciation expense is included in research, development and engineering expense.

(4) Included $21 million of costs associated with the divestiture of Atmus for the year ended December 31, 2024.
(5) Interest income is a component of other income (expense).
(6) Included $78 million of costs associated with the divestiture of Atmus for the year ended December 31, 2023.
(7) Included a $28 million impairment of our joint venture with KAMAZ and $3 million of royalty charges as part of our costs associated with the indefinite suspension of our Russian operations. See NOTE 24, "RUSSIAN OPERATIONS," for additional information.

(8) See NOTE 24, "RUSSIAN OPERATIONS," for additional information.
(9) Included $31 million of Russian suspension costs reflected in the equity, royalty and interest income (loss) from investees line above.
(10) Included $83 million of costs related to the acquisition and integration of Meritor and $28 million of costs associated with the divestiture of Atmus.

A reconciliation of our segment information to the corresponding amounts in our Consolidated Statements of Net Income is shown in the table below:

	Years ended December 31,
In millions	2024	2023	2022
TOTAL SEGMENT EBITDA	$5,038	$5,072	$4,031
Intersegment eliminations and other (1)	1,288	(2,055)	(232)
Less:
Interest expense	370	375	199
Depreciation and amortization	1,053	1,016	781
INCOME BEFORE INCOME TAXES	$4,903	$1,626	$2,819

(1) Intersegment eliminations and other included a $1.3 billion gain related to the divestiture of Atmus and $14 million of costs associated with the divestiture of Atmus for the year ended December 31, 2024. The year ended December 31, 2023, included $2.0 billion related to the Settlement Agreements charge, $22 million of costs associated with the divestiture of Atmus and $21 million of voluntary retirement and voluntary separation charges. The year ended December 31, 2022, included $53 million of costs associated with the divestiture of Atmus. See NOTE 14, "COMMITMENTS AND CONTINGENCIES," and NOTE 21, "ATMUS INITIAL PUBLIC OFFERING (IPO) AND DIVESTITURE," for additional information.

A reconciliation of our segment net assets to the corresponding amounts in the Consolidated Balance Sheets is shown in the table below:

	December 31,
In millions	2024	2023
Net assets for operating segments	$15,244	$13,340
Cash, cash equivalents and marketable securities	2,264	2,741
Net liabilities deducted in arriving at net segment assets (1)	12,556	14,531
Pension and OPEB adjustments excluded from net segment assets	352	307
Deferred tax assets not allocated to segments	1,119	1,082
Deferred debt costs not allocated to segments	5	4
Total assets	$31,540	$32,005

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
See NOTE 2, "REVENUE FROM CONTRACTS WITH CUSTOMERS," for segment net sales by geographic area.
Long-lived assets include property, plant and equipment, net of depreciation, investments and advances to equity investees and other assets, excluding deferred tax assets, refundable taxes and deferred debt expenses. Long-lived segment assets by geographic area were as follows:

	December 31,
In millions	2024	2023
United States	$5,751	$5,013
China	968	1,030
India	566	681
Other countries	2,426	2,760
Total long-lived assets	$9,711	$9,484

Our largest customer is PACCAR Inc. Worldwide sales to this customer were approximately $5.4 billion, $5.5 billion and $4.5 billion for the years ended December 31, 2024, 2023 and 2022, representing 16 percent, 16 percent and 16 percent, respectively, of our consolidated net sales. No other customer accounted for more than 10 percent of consolidated net sales.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B.    Other Information
(b) During the fourth quarter of 2024, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).
ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to the relevant information under the captions "Corporate Governance" and "Election of Directors" in our 2025 Proxy Statement, which will be filed within 120 days after the end of 2024. Information regarding our executive officers may be found in Part 1 of this annual report under the caption "Information About Our Executive Officers." Except as otherwise specifically incorporated by reference, our Proxy Statement is not deemed to be filed as part of this annual report.
ITEM 11.    Executive Compensation
The information required by Item 11 is incorporated by reference to the relevant information under the caption "Executive Compensation" in our 2025 Proxy Statement, which will be filed within 120 days after the end of 2024.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning our equity compensation plans at December 31, 2024, was as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,691,930	$154.33	3,216,351

(1) The number is comprised of 814,341 stock options, 472,472 performance shares and 405,117 restricted shares. See Note 18, "STOCK INCENTIVE AND STOCK OPTION PLANS," to the Consolidated Financial Statements for a description of how options and shares are awarded.

(2) The weighted-average exercise price relates only to the 814,341 stock options. Performance and restricted shares do not have an exercise price and, therefore, are not included in this calculation.
We have no equity compensation plans not approved by security holders.
The remaining information required by Item 12 is incorporated by reference to the relevant information under the caption "Stock Ownership of Directors, Management and Others" in our 2025 Proxy Statement, which will be filed within 120 days after the end of 2024.
ITEM 13.    Certain Relationships, Related Transactions and Director Independence
The information required by Item 13 is incorporated by reference to the relevant information under the captions "Corporate Governance" and "Other Information-Related-Party Transactions" in our 2025 Proxy Statement, which will be filed within 120 days after the end of 2024.
ITEM 14.    Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to the relevant information under the caption "Ratification of Independent Public Accountants" in our 2025 Proxy Statement, which will be filed within 120 days after the end of 2024.

PART IV
ITEM 15.    Exhibits and Financial Statement Schedules
(a)1. Financial Statements
The following Consolidated Financial Statements and schedules filed as part of this report can be found in Item 8 "Financial         Statements and Supplementary Data":
•Management's Report to Shareholders
•Report of Independent Registered Public Accounting Firm
•Consolidated Statements of Net Income for the years ended December 31, 2024, 2023 and 2022
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022
•Consolidated Balance Sheets at December 31, 2024 and 2023
•Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
•Consolidated Statements of Changes in Redeemable Noncontrolling Interests and Equity for the years ended December 31, 2024, 2023 and 2022
•Notes to the Consolidated Financial Statements
(a) 2. Financial Statement Schedules
Separate financial statement schedules were omitted because such information was inapplicable or was included in the financial statements or notes described above.

a.The exhibits listed in the following Exhibit Index are filed as part of this Annual Report on Form 10-K.
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

4	(f)	Description of Capital Stock (incorporated by reference to Exhibit 4(d) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-04949)).
4	(g)
Sixth Supplemental Indenture, dated as of February 20, 2024, between Cummins Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Cummins Inc. with the Securities and Exchange Commission on February 20, 2024 (File No. 001-04949)).

4	(h)
Seventh Supplemental Indenture, dated as of February 20, 2024, between Cummins Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Cummins Inc. with the Securities and Exchange Commission on February 20, 2024 (File No. 001-04949)).

4	(i)
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

10	(c)#
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

10	(e)#	Excess Benefit Retirement Plan, as amended (incorporated by reference to Exhibit 10(g) to Cummins Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 28, 2014 (File No. 001-04949)).
10	(f)#
Employee Stock Purchase Plan, as amended (incorporated by reference to Annex B to the Company's definitive proxy statement filed with the Securities and Exchange Commission on Schedule 14A on March 27, 2023 (File No. 001-04949)).

10	(g)#	Longer Term Performance Plan (incorporated by reference to Exhibit 10(i) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-04949)).
10	(h)#	2006 Executive Retention Plan, as amended (incorporated by reference to Exhibit 10(j) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-04949)).
10	(i)#	Senior Executive Target Bonus Plan (incorporated by reference to Exhibit 10(k) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-04949)).
10	(j)#	Senior Executive Longer Term Performance Plan (incorporated by reference to Exhibit 10(l) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-04949)).
10	(k)#
Form of Long-Term Grant Notice under the 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10(l) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-04949)).

10	(l)#	2012 Omnibus Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10 to Cummins Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 1, 2018 (File No. 001-04949)).
10	(m)#
Form of Stock Option Agreement under the 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10(q) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-04949)).

10	(n)#
Form of Restricted Stock Unit Award Agreement under the 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10(o) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-04949)).

10	(o)#
Form of Performance-Based Restricted Stock Unit Award Agreement under the 2012 Omnibus Incentive Plan (incorporated by reference to Exhibit 10 to Cummins Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (File No. 001-04949)).

10	(p)#	Key Employee Stock Investment Plan (incorporated by reference to Exhibit 4.3 to Cummins Inc.'s Registration Statement on Form S-8 filed on July 9, 2024 (File No. 333-280729)).
10	(q)
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

10	(r)
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

10	(s)#
Amendment No. 1 to Supplemental Life Insurance and Deferred Income Plan, effective as of July 14, 2020 (incorporated by reference to Exhibit 10.1 to Cummins Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2020 (File No. 001-04949)).

10	(t)#
Deposit Share Program, dated as of February 12, 2024 (incorporated by reference to Exhibit 10(y) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-04949)).

19		Insider Trading Policy (filed herewith).
21		Subsidiaries of the Registrant (filed herewith).
23		Consent of PricewaterhouseCoopers LLP (filed herewith).
24		Powers of Attorney (filed herewith).
31	(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31	(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32		Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
97		Compensation Recovery Policy (filed herewith).
101	.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101	.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101	.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101	.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101	.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101	.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________________________
# A management contract or compensatory plan or arrangement.
* Filed with this annual report on Form 10-K are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Net Income for the years ended December 31, 2024, 2023 and 2022, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022, (iii) the Consolidated Balance Sheets for the years ended December 31, 2024 and 2023, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022, (v) the Consolidated Statements of Changes in Redeemable Noncontrolling Interests and Equity for the years ended December 31, 2024, 2023 and 2022, (vi) Notes to the Consolidated Financial Statements, (vii) the information included in Part I, Item 1C and (viii) the information included in Part II, Item 9B(b).
ITEM 16.    Form 10-K Summary (optional)
Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUMMINS INC.
By:	/s/ MARK A. SMITH	By:	/s/ LUTHER E. PETERS
	Mark A. Smith Vice President and Chief Financial Officer (Principal Financial Officer)		Luther E. Peters Vice President—Corporate Controller (Principal Accounting Officer)

Date:	February 11, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ JENNIFER RUMSEY	Chair and Chief Executive Officer (Principal Executive Officer)	February 11, 2025
Jennifer Rumsey
/s/ MARK A. SMITH	Vice President and Chief Financial Officer (Principal Financial Officer)	February 11, 2025
Mark A. Smith
/s/ LUTHER E. PETERS	Vice President—Corporate Controller (Principal Accounting Officer)	February 11, 2025
Luther E. Peters
*		February 11, 2025
Gary L. Belske	Director
*		February 11, 2025
Robert J. Bernhard	Director
*		February 11, 2025
Bruno V. Di Leo Allen	Director
*		February 11, 2025
Daniel W. Fisher	Director
*		February 11, 2025
Carla A. Harris	Director
*		February 11, 2025
Thomas J. Lynch	Director
*		February 11, 2025
William I. Miller	Director
*		February 11, 2025
Kimberly A. Nelson	Director
*		February 11, 2025
Karen H. Quintos	Director
*		February 11, 2025
John H. Stone	Director

*By:	/s/ MARK A. SMITH
Mark A. Smith Attorney-in-fact