Form 10-Q
period 2025-03-31
CUMMINS INC
filed 2025-05-05
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

As of March 31, 2025, there were 137,754,897 shares of common stock outstanding with a par value of $2.50 per share.

CUMMINS INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION
ITEM 1.  Condensed Consolidated Financial Statements

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(Unaudited)

	Three months ended
	March 31,
In millions, except per share amounts	2025	2024
NET SALES (Notes 1 and 2)	$8,174	$8,403
Cost of sales	6,019	6,362
GROSS MARGIN	2,155	2,041
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	771	839
Research, development and engineering expenses	344	369
Equity, royalty and interest income from investees (Note 4)	131	123
Other operating expense, net	37	33
OPERATING INCOME	1,134	923
Interest expense	77	89
Other income, net (Note 14)	60	1,387
INCOME BEFORE INCOME TAXES	1,117	2,221
Income tax expense (Note 5)	267	193
CONSOLIDATED NET INCOME	850	2,028
Less: Net income attributable to noncontrolling interests	26	35
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$824	$1,993

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
Basic	$5.99	$14.10
Diluted	$5.96	$14.03

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	137.6	141.3
Dilutive effect of stock compensation awards	0.7	0.8
Diluted	138.3	142.1

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended
	March 31,
In millions	2025	2024
CONSOLIDATED NET INCOME	$850	$2,028
Other comprehensive income (loss), net of tax (Note 12)
Change in pension and other postretirement defined benefit plans	(27)	(13)
Foreign currency translation adjustments	117	(60)
Unrealized (loss) gain on derivatives	(9)	12
Total other comprehensive income (loss), net of tax	81	(61)
COMPREHENSIVE INCOME	931	1,967
Less: Comprehensive income attributable to noncontrolling interests	28	32
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUMMINS INC.	$903	$1,935

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except par value	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$1,532	$1,671
Marketable securities (Note 6)	626	593
Total cash, cash equivalents and marketable securities	2,158	2,264
Accounts and notes receivable, net	5,680	5,181
Inventories (Note 7)	6,123	5,742
Prepaid expenses and other current assets	1,579	1,565
Total current assets	15,540	14,752
Long-term assets
Property, plant and equipment	12,007	11,796
Accumulated depreciation	(5,600)	(5,440)
Property, plant and equipment, net	6,407	6,356
Investments and advances related to equity method investees	1,990	1,889
Goodwill	2,397	2,370
Other intangible assets, net	2,401	2,351
Pension assets	1,150	1,189
Other assets (Note 8)	2,646	2,633
Total assets	$32,531	$31,540

LIABILITIES
Current liabilities
Accounts payable (principally trade)	$4,311	$3,951
Loans payable (Note 9)	291	356
Commercial paper (Note 9)	1,740	1,259
Current maturities of long-term debt (Note 9)	661	660
Accrued compensation, benefits and retirement costs	523	1,084
Current portion of accrued product warranty (Note 10)	685	679
Current portion of deferred revenue (Note 2)	1,506	1,347
Other accrued expenses (Note 8)	1,858	1,898
Total current liabilities	11,575	11,234
Long-term liabilities
Long-term debt (Note 9)	4,796	4,784
Deferred revenue (Note 2)	1,053	1,065
Other liabilities (Note 8)	3,136	3,149
Total liabilities	$20,560	$20,232

Commitments and contingencies (Note 11)

EQUITY
Cummins Inc. shareholders’ equity
Common stock, $2.50 par value, 500 shares authorized, 222.5 and 222.5 shares issued	$2,600	$2,636
Retained earnings	21,401	20,828
Treasury stock, at cost, 84.8 and 85.1 shares	(10,711)	(10,748)
Accumulated other comprehensive loss (Note 12)	(2,366)	(2,445)
Total Cummins Inc. shareholders’ equity	10,924	10,271
Noncontrolling interests	1,047	1,037
Total equity	$11,971	$11,308
Total liabilities and equity	$32,531	$31,540
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
In millions	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$850	$2,028
Adjustments to reconcile consolidated net income to net cash (used in) provided by operating activities
Gain related to divestiture of Atmus (Note 14)	—	(1,333)
Depreciation and amortization	269	265
Deferred income taxes	(25)	(38)
Equity in income of investees, net of dividends	(70)	(78)
Pension and OPEB expense (Note 3)	19	9
Pension contributions and OPEB payments (Note 3)	(13)	(48)
Changes in current assets and liabilities, net of acquisitions and divestiture
Accounts and notes receivable	(457)	(11)
Inventories	(331)	(354)
Other current assets	(36)	(175)
Accounts payable	330	327
Accrued expenses	(487)	(393)
Other, net	(52)	77
Net cash (used in) provided by operating activities	(3)	276

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(162)	(169)
Investments in and net advances to equity investees	(60)	(3)
Acquisition of businesses, net of cash acquired	(12)	(59)
Investments in marketable securities—acquisitions	(457)	(379)
Investments in marketable securities—liquidations (Note 6)	432	431
Cash associated with Atmus divestiture	—	(174)
Other, net	13	(53)
Net cash used in investing activities	(246)	(406)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	52	2,398
Net borrowings (payments) of commercial paper	481	(887)
Payments on borrowings and finance lease obligations	(144)	(748)
Dividend payments on common stock	(251)	(239)
Other, net	(46)	(25)
Net cash provided by financing activities	92	499
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	18	(7)
Net (decrease) increase in cash and cash equivalents	(139)	362
Cash and cash equivalents at beginning of year	1,671	2,179
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,532	$2,541
 The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Three months ended
In millions, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2024	$556	$2,080	$20,828	$(10,748)	$(2,445)	$10,271	$1,037	$11,308
Net income			824			824	26	850
Other comprehensive income, net of tax (Note 12)					79	79	2	81
Cash dividends on common stock, $1.82 per share			(251)			(251)	—	(251)
Distributions to noncontrolling interests						—	(31)	(31)
Share-based awards		(19)		35		16	—	16
Other shareholder transactions		(17)		2		(15)	13	(2)
BALANCE AT MARCH 31, 2025	$556	$2,044	$21,401	$(10,711)	$(2,366)	$10,924	$1,047	$11,971

BALANCE AT DECEMBER 31, 2023	$556	$2,008	$17,851	$(9,359)	$(2,206)	$8,850	$1,054	$9,904
Net income			1,993			1,993	35	2,028
Other comprehensive loss, net of tax (Note 12)					(119)	(119)	(3)	(122)
Cash dividends on common stock, $1.68 per share			(239)			(239)	—	(239)
Distributions to noncontrolling interests						—	(33)	(33)
Share-based awards		(6)		60		54	—	54
Divestiture of Atmus (Note 14)				(1,532)	61	(1,471)	(19)	(1,490)
Other shareholder transactions		(1)				(1)	—	(1)
BALANCE AT MARCH 31, 2024	$556	$2,001	$19,605	$(10,831)	$(2,264)	$9,067	$1,034	$10,101
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
These interim condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. Our interim period financial results for the three month periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all required annual disclosures.
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

	Three months ended
	March 31,
	2025	2024
Options excluded	2,650	3,600

Related Party Transactions
In accordance with the provisions of various joint venture agreements, we may purchase products and components from our joint ventures, sell products and components to our joint ventures and our joint ventures may sell products and components to unrelated parties.
The following is a summary of sales to and purchases from nonconsolidated equity investees:

	Three months ended
	March 31,
In millions	2025	2024
Sales to nonconsolidated equity investees	$388	$351
Purchases from nonconsolidated equity investees	600	653

The following is a summary of accounts receivable from and accounts payable to nonconsolidated equity investees:

In millions	March 31, 2025	December 31, 2024	Balance Sheet Location
Accounts receivable from nonconsolidated equity investees	$501	$432	Accounts and notes receivable, net
Accounts payable to nonconsolidated equity investees	305	281	Accounts payable (principally trade)

Supply Chain Financing
We currently have supply chain financing programs with financial intermediaries, which provide certain vendors the option to be paid by financial intermediaries earlier than the due date on the applicable invoice. When a vendor utilizes the program and receives an early payment from a financial intermediary, they take a discount on the invoice. We then pay the financial intermediary the face amount of the invoice on the original due date, which generally have 60 to 90 day payment terms. The maximum amount that we could have outstanding under these programs was $551 million at March 31, 2025. We do not reimburse vendors for any costs they incur for participation in the program, their participation is completely voluntary and there are no assets pledged as security or other forms of guarantees provided for the committed payment to the finance provider or intermediary. As a result, all amounts owed to the financial intermediaries are presented as accounts payable in our Condensed Consolidated Balance Sheets. Amounts due to the financial intermediaries reflected in accounts payable at March 31, 2025 and December 31, 2024, were $164 million and $142 million, respectively.
Accounts Receivable Sales Program
In May 2024, we entered into an accounts receivable sales agreement with Wells Fargo Bank, N.A., to sell certain accounts receivable up to the Board of Directors (Board) approved limit of $500 million. We will classify proceeds received from the sales of accounts receivable as an operating cash flow in our Condensed Consolidated Statements of Cash Flows, and we will record the discount in other income, net in our Condensed Consolidated Statements of Net Income. There was no activity under the program during the three months ended March 31, 2025.
NOTE 2. REVENUE FROM CONTRACTS WITH CUSTOMERS
Long-term Maintenance Agreements
We have certain arrangements, primarily long-term maintenance agreements, construction contracts, product sales with associated performance obligations extending beyond a year, product sales with lead times extending beyond one year that are non-cancellable or for which the customer incurs a penalty for cancellation and extended warranty coverage arrangements that span a period in excess of one year. The aggregate amount of the transaction price for these contracts, excluding extended warranty coverage arrangements, at March 31, 2025, was $5.8 billion. We expect to recognize the related revenue of $3.2 billion over the next 12 months and $2.6 billion over periods up to 10 years. See NOTE 10, "PRODUCT WARRANTY LIABILITY," for additional disclosures on extended warranty coverage arrangements. Our other contracts generally are for a duration of less than one year, include payment terms that correspond to the timing of costs incurred when providing goods and services to our customers or represent sales-based royalties.

Deferred and Unbilled Revenue
The following is a summary of our unbilled and deferred revenue and related activity:

In millions	March 31, 2025	December 31, 2024
Unbilled revenue	$423	$403
Deferred revenue	2,559	2,412

We recognized revenue of $350 million for the three months ended March 31, 2025, compared with $248 million for the comparable period in 2024, that was included in the deferred revenue balance at the beginning of each year. We did not record any impairment losses on our unbilled revenues during the three months ended March 31, 2025 or 2024.
Disaggregation of Revenue
Consolidated Revenue
The table below presents our consolidated net sales by geographic area based on the location of the customer:

	Three months ended
	March 31,
In millions	2025	2024
United States	$4,750	$4,785
China	779	723
India	426	444
Other international	2,219	2,451
Total net sales	$8,174	$8,403
Segment Revenue
Engine segment external sales by market were as follows:

	Three months ended
	March 31,
In millions	2025	2024
Heavy-duty truck	$654	$811
Medium-duty truck and bus	700	738
Light-duty automotive	425	438
Total on-highway	1,779	1,987
Off-highway	261	253
Total sales	$2,040	$2,240

Components segment external sales by business were as follows:

	Three months ended
	March 31,
In millions	2025	2024
Drivetrain and braking systems	$1,056	$1,232
Emission solutions	791	856
Components and software	306	300
Automated transmissions	117	165
Atmus	—	289	(1)
Total sales	$2,270	$2,842

(1) Included sales through the March 18, 2024, divestiture. See NOTE 14, "ATMUS DIVESTITURE," for additional information.

Distribution segment external sales by region were as follows:

	Three months ended
	March 31,
In millions	2025	2024
North America	$2,099	$1,722
Europe	269	240
Asia Pacific	240	285
China	113	100
India	72	69
Africa and Middle East	59	54
Latin America	50	59
Total sales	$2,902	$2,529

Distribution segment external sales by product line were as follows:

	Three months ended
	March 31,
In millions	2025	2024
Power generation	$1,090	$705
Parts	1,026	997
Service	416	405
Engines	370	422
Total sales	$2,902	$2,529

Power Systems segment external sales by product line were as follows:

	Three months ended
	March 31,
In millions	2025	2024
Power generation	$445	$360
Industrial	284	238
Generator technologies	143	110
Total sales	$872	$708

NOTE 3. PENSIONS AND OTHER POSTRETIREMENT BENEFITS
We sponsor funded and unfunded domestic and foreign defined benefit pension and other postretirement benefit (OPEB) plans. Contributions to these plans were as follows:

	Three months ended
	March 31,
In millions	2025	2024
Defined benefit pension contributions	$12	$39
OPEB payments, net	1	9
Defined contribution pension plans	49	48

We anticipate making additional defined benefit pension contributions during the remainder of 2025 of $39 million for our U.S. and U.K. qualified and non-qualified pension plans. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2025 annual net periodic pension cost to approximate $79 million.

The components of net periodic pension and OPEB expense (income) under our plans were as follows:

	Pension
	U.S. Plans		U.K. Plans		OPEB
	Three months ended March 31,
In millions	2025	2024	2025	2024	2025	2024
Service cost	$33	$35	$4	$4	$—	$—
Interest cost	43	42	18	18	1	2
Expected return on plan assets	(67)	(72)	(22)	(25)	—	—
Amortization of prior service cost	1	—	—	—	—	—
Recognized net actuarial loss (gain)	2	3	7	3	(1)	(1)
Net periodic benefit expense	$12	$8	$7	$—	$—	$1

NOTE 4. EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES
Equity, royalty and interest income from investees, net of applicable taxes, was as follows:

	Three months ended
	March 31,
In millions	2025	2024
Manufacturing entities
Chongqing Cummins Engine Company, Ltd.	$23	$15
Dongfeng Cummins Engine Company, Ltd.	20	22
Beijing Foton Cummins Engine Co., Ltd.	15	13
Tata Cummins, Ltd.	10	9
All other manufacturers	7	23
Distribution entities
Komatsu Cummins Chile, Ltda.	14	13
All other distributors	8	5
Cummins share of net income	97	100
Royalty and interest income	34	23
Equity, royalty and interest income from investees	$131	$123
Our Amplify Cell Technologies LLC (Amplify) joint venture meets the definition of a variable interest entity since the equity-at-risk is not currently sufficient to support the future operations of the joint venture. Accelera, Daimler Truck and US Holding LLC and PACCAR, Inc. each own 30 percent of the joint venture and have two board positions, while EVE Energy owns 10 percent and has one board position. All significant decisions require majority or super-majority approval of the board. As a result, we are not the primary beneficiary of the joint venture, and it is not consolidated. We account for the joint venture using the equity method. Our Amplify joint venture will manufacture battery cells for electric commercial vehicles and industrial applications. The joint venture began operations in May 2024, but is not expected to begin production until 2027. As of March 31, 2025, we contributed $255 million and our maximum remaining required contribution to the joint venture was $551 million, which could be reduced by future government incentives received by the joint venture. Our investment balance at March 31, 2025, net of operating losses, was $225 million.
NOTE 5. INCOME TAXES
Our effective tax rates for the three months ended March 31, 2025 and 2024, were 23.9 percent and 8.7 percent, respectively.
The three months ended March 31, 2025, contained net favorable discrete tax items of $7 million, primarily due to $8 million of favorable share-based compensation tax benefits, partially offset by $1 million of other unfavorable tax items.
The three months ended March 31, 2024, contained favorable discrete tax items primarily due to the $1.3 billion non-taxable gain on the Atmus split-off. Other discrete tax items were $21 million favorable primarily due to adjustments related to audit settlements.

NOTE 6. MARKETABLE SECURITIES
A summary of marketable securities, all of which were classified as current, was as follows:

	March 31, 2025			December 31, 2024
In millions	Cost	Gross unrealized gains/(losses) (1)	Estimated fair value	Cost	Gross unrealized gains/(losses) (1)	Estimated fair value
Equity securities
Level 1
Publicly-traded shares	$7	$(6)	$1	$7	$(6)	$1
Level 2
Certificates of deposit	294	—	294	262	—	262
Debt mutual funds	265	2	267	262	1	263
Equity mutual funds	15	8	23	19	7	26
Debt securities	41	—	41	41	—	41
Marketable securities	$622	$4	$626	$591	$2	$593

(1) Unrealized gains and losses for debt securities are recorded in other comprehensive income while unrealized gains and losses for equity securities are recorded in our Condensed Consolidated Statements of Net Income.

The fair value of Level 1 securities is derived from the market price at the end of the period. The fair value of Level 2 securities is estimated using actively quoted prices for similar instruments from brokers and observable inputs where available, including market transactions and third-party pricing services, or net asset values provided to investors. We do not currently have any Level 3 securities, and there were no transfers between levels during the three months ended March 31, 2025, or the year ended December 31, 2024. All debt securities are classified as available-for-sale.

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
The proceeds from sales and maturities of marketable securities were as follows:

	Three months ended
	March 31,
In millions	2025	2024
Proceeds from sales of marketable securities	$420	$426
Proceeds from maturities of marketable securities	12	5
Investments in marketable securities - liquidations	$432	$431

NOTE 7. INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Inventories included the following:

In millions	March 31, 2025	December 31, 2024
Finished products	$2,982	$2,875
Work-in-process and raw materials	3,354	3,086
Inventories at FIFO cost	6,336	5,961
Excess of FIFO over LIFO	(213)	(219)
Inventories	$6,123	$5,742

NOTE 8. SUPPLEMENTAL BALANCE SHEET DATA
Other assets included the following:

In millions	March 31, 2025	December 31, 2024
Deferred income taxes	$1,159	$1,119
Operating lease assets	535	532
Corporate-owned life insurance	429	423
Other	523	559
Other assets	$2,646	$2,633

Other accrued expenses included the following:

In millions	March 31, 2025	December 31, 2024
Income taxes payable	$367	$244
Marketing accruals	328	335
Other taxes payable	242	249
Current portion of operating lease liabilities	133	130
Other	788	940
Other accrued expenses	$1,858	$1,898

Other liabilities included the following:

In millions	March 31, 2025	December 31, 2024
Accrued product warranty (1)	$839	$843
Pensions	500	503
Operating lease liabilities	414	409
Deferred income taxes	395	389
Accrued compensation	179	193
Other postretirement benefits	104	104
Mark-to-market valuation on interest rate derivatives	80	89
Other	625	619
Other liabilities	$3,136	$3,149

(1) See NOTE 10, "PRODUCT WARRANTY LIABILITY," for additional information.

NOTE 9. DEBT
Loans Payable and Commercial Paper
Loans payable, commercial paper and the related weighted-average interest rates were as follows:

In millions	March 31, 2025	December 31, 2024
Loans payable (1)	$291	$356
Commercial paper (2)	1,740	1,259

(1) Loans payable consist primarily of loans payable to various international and domestic financial institutions. It is not practicable to aggregate these notes and calculate a quarterly weighted-average interest rate.

(2) The weighted-average interest rate, inclusive of all brokerage fees, was 4.32 percent and 4.49 percent at March 31, 2025 and December 31, 2024, respectively.

We can issue up to $4.0 billion of unsecured, short-term promissory notes (commercial paper) pursuant to the Board authorized commercial paper programs. These programs facilitate the private placement of unsecured short-term debt through third-party brokers. We intend to use the net proceeds from the commercial paper borrowings for general corporate purposes.
Revolving Credit Facilities
Our committed credit facilities provide access up to $4.0 billion from our $2.0 billion 364-day credit facility that expires on June 2, 2025 and our $2.0 billion 5-year facility that expires on June 3, 2029. We intend to maintain credit facilities at the current or higher aggregate amounts by renewing or replacing these facilities at or before expiration. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. There were no outstanding borrowings under these facilities at March 31, 2025 and December 31, 2024. At March 31, 2025, the $1.7 billion of outstanding commercial paper effectively reduced the $4.0 billion of revolving credit capacity to $2.3 billion.
At March 31, 2025, we also had an additional $718 million available for borrowings under our uncommitted international and other domestic credit facilities.

Long-term Debt
A summary of long-term debt was as follows:

In millions	Interest Rate	March 31, 2025	December 31, 2024
Long-term debt
Hydrogenics promissory notes, due 2025	—%	$110	$110
Senior notes, due 2025 (1)	0.75%	500	500
Debentures, due 2027	6.75%	58	58
Debentures, due 2028	7.125%	250	250
Senior notes, due 2029	4.90%	500	500
Senior notes, due 2030 (1)	1.50%	850	850
Senior notes, due 2034	5.15%	750	750
Senior notes, due 2043	4.875%	500	500
Senior notes, due 2050	2.60%	650	650
Senior notes, due 2054	5.45%	1,000	1,000
Debentures, due 2098 (2)	5.65%	165	165
Other debt		149	160
Unamortized discount and deferred issuance costs		(82)	(89)
Fair value adjustments due to hedge on indebtedness		(70)	(85)
Finance leases		127	125
Total long-term debt		5,457	5,444
Less: Current maturities of long-term debt		661	660
Long-term debt		$4,796	$4,784

(1) In 2021, we entered into a series of interest rate swaps to effectively convert debt from a fixed rate to floating rate. In March of 2025, we settled the remainder of the interest rate swaps on our debt due in 2025. See "Interest Rate Risk" in NOTE 13, "DERIVATIVES," for additional information.

(2) The effective interest rate is 7.48 percent.

Principal payments required on long-term debt during the next five years are as follows:

In millions	2025	2026	2027	2028	2029
Principal payments	$649	$72	$106	$293	$534
Shelf Registration
As a well-known seasoned issuer, we filed an automatic shelf registration for an undetermined amount of debt and equity securities with the SEC on February 13, 2025. Under this shelf registration we may offer, from time-to-time, debt securities, common stock, preferred and preference stock, depositary shares, warrants, stock purchase contracts and stock purchase units.
Fair Value of Debt
Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair values and carrying values of total debt, including current maturities, were as follows:

In millions	March 31, 2025	December 31, 2024
Fair value of total debt (1)	$7,143	$6,651
Carrying value of total debt	7,488	7,059

(1) The fair value of debt is derived from Level 2 input measures.

NOTE 10. PRODUCT WARRANTY LIABILITY
A tabular reconciliation of the product warranty liability, including the deferred revenue related to our extended warranty coverage and accrued product campaigns, was as follows:

	Three months ended
	March 31,
In millions	2025	2024
Balance at beginning of year	$2,623	$2,497
Provision for base warranties issued	154	160
Deferred revenue on extended warranty contracts sold	124	96
Provision for product campaigns issued	11	6
Payments made during period	(168)	(176)
Amortization of deferred revenue on extended warranty contracts	(71)	(77)
Changes in estimates for pre-existing product warranties and campaigns	(2)	51
Foreign currency translation adjustments and other	8	(18)
Balance at end of period	$2,679	$2,539

We recognized supplier recoveries of $6 million for the three months ended March 31, 2025, compared with $22 million for the comparable period in 2024.
Warranty related deferred revenues and warranty liabilities on our Condensed Consolidated Balance Sheets were as follows:

In millions	March 31, 2025	December 31, 2024	Balance Sheet Location
Deferred revenue related to extended coverage programs
Current portion	$290	$286	Current portion of deferred revenue
Long-term portion	865	815	Deferred revenue
Total	$1,155	$1,101

Product warranty
Current portion	$685	$679	Current portion of accrued product warranty
Long-term portion	839	843	Other liabilities
Total	$1,524	$1,522

Total warranty accrual	$2,679	$2,623

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
In December 2023, we announced that we reached the agreement in principle with U.S. Environmental Protection Agency, the California Air Resources Board, the Environmental and Natural Resources Division of the DOJ and the California Attorney General's Office to resolve certain regulatory civil claims regarding our emissions certification and compliance process for certain engines primarily used in pick-up truck applications in the U.S., which became final and effective in April 2024, (collectively, the Settlement Agreements). As part of the Settlement Agreements, among other things, we agreed to pay civil penalties, complete recall requirements, undertake mitigation projects, provide extended warranties, undertake certain testing, take certain corporate compliance measures and make other payments. Failure to comply with the terms and conditions of the Settlement Agreements will subject us to further stipulated penalties. We recorded a charge of $2.0 billion in the fourth quarter of 2023, in other operating expense, net in our Consolidated Statements of Income, to resolve the matters addressed by the Settlement Agreements involving approximately one million of our pick-up truck applications in the U.S. Of the $2.0 billion charge, $1.7 billion (primarily related to penalties) was non-deductible for U.S. federal income tax purposes. The remaining amount, related to emissions mitigation projects and payments, extended warranties and other related compliance expenses was deductible for U.S. federal income tax purposes. This charge was in addition to the previously announced charges of $59 million for the recalls of model years 2013 through 2018 RAM 2500 and 3500 trucks and model years 2016 through 2019 Titan trucks. We made $1.9 billion of payments required by the Settlement Agreements in the second quarter of 2024. Subsequent to the second quarter of 2024, we have recorded immaterial amounts related to stipulated penalties we determined to be probable and estimable. Any further non-compliance with the Settlement Agreements will likely subject us to further stipulated penalties and other adverse consequences.
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
Guarantees and Commitments
Periodically, we enter into guarantee arrangements, including guarantees of non-U.S. distributor financings, residual value guarantees on equipment under operating leases and other miscellaneous guarantees of joint ventures or third-party obligations. At March 31, 2025, the maximum potential loss related to these guarantees was $45 million.
We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. At March 31, 2025, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $677 million. These arrangements enable us to secure supplies of critical components and IT services. We do not currently anticipate paying any penalties under these contracts.

We enter into physical forward contracts with suppliers of platinum and palladium to purchase certain volumes of the commodities at contractually stated prices for various periods, which generally fall within two years. At March 31, 2025, the total commitments under these contracts were $41 million. These arrangements enable us to guarantee the prices of these commodities, which otherwise are subject to market volatility.
We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance. These performance bonds and other performance-related guarantees were $260 million at March 31, 2025.
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

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE LOSS
Following are the changes in accumulated other comprehensive income (loss) by component for the three months ended:

In millions	Change in pension and OPEB plans	Foreign currency translation adjustment		Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at December 31, 2024	$(843)	$(1,717)		$115	$(2,445)
Other comprehensive income (loss) before reclassifications
Before-tax amount	(44)	104		(2)	58	$2	$60
Tax benefit	10	11		1	22	—	22
After-tax amount	(34)	115		(1)	80	2	82
Amounts reclassified from accumulated other comprehensive income (loss) (1)	7	—		(8)	(1)	—	(1)
Net current period other comprehensive (loss) income	(27)	115		(9)	79	$2	$81
Balance at March 31, 2025	$(870)	$(1,602)		$106	$(2,366)

Balance at December 31, 2023	$(848)	$(1,457)		$99	$(2,206)
Other comprehensive income (loss) before reclassifications
Before-tax amount	(21)	(116)		22	(115)	$(3)	$(118)
Tax benefit (expense)	3	(2)		(5)	(4)	—	(4)
After-tax amount	(18)	(118)		17	(119)	(3)	(122)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	5	61	(2)	(5)	61	—	61
Net current period other comprehensive (loss) income	(13)	(57)		12	(58)	$(3)	$(61)
Balance at March 31, 2024	$(861)	$(1,514)		$111	$(2,264)

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
Foreign Currency Exchange Rate Risk
We had foreign currency forward contracts with notional amounts of $4.4 billion at March 31, 2025, with the following currencies comprising 86 percent of outstanding foreign currency forward contracts: British pound, Chinese renminbi, Australian dollar, Euro and Canadian dollar. We had foreign currency forward contracts with notional amounts of $3.6 billion at December 31, 2024, with the following currencies comprising 86 percent of outstanding foreign currency forward contracts: British pound, Chinese renminbi, Australian dollar, Canadian dollar and Euro.
We are further exposed to foreign currency exchange risk as many of our subsidiaries are subject to fluctuations as the functional currencies of the underlying entities are not our U.S. dollar reporting currency. To help reduce volatility in the equity value of our subsidiaries, we enter into foreign exchange forwards designated as net investment hedges for certain of our investments. Under the current terms of our foreign exchange forwards, we agreed with third parties to sell British pounds, Chinese renminbi and Euros in exchange for U.S. dollar currency at a specified rate at the maturity of the contract. The notional amount of these hedges at March 31, 2025, was $1.6 billion.
The following table summarizes the net investment hedge activity in accumulated other comprehensive loss (AOCL):

	Three months ended
	March 31,
In millions	2025		2024
Type of Derivative	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Earnings	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Earnings
Foreign exchange forwards	$(24)	$—	$6	$—

Interest Rate Risk
In 2021, we entered into a series of interest rate swaps to effectively convert our $500 million senior notes, due in 2025, from a fixed rate of 0.75 percent to a floating rate equal to the three-month London Interbank Offered Rate (LIBOR) plus a spread (subsequently adjusted to Secured Overnight Financing Rate (SOFR) under a fallback protocol in our derivative agreements). We also entered into a series of interest rate swaps to effectively convert $765 million of our $850 million senior notes, due in 2030, from a fixed rate of 1.50 percent to a floating rate equal to the three-month LIBOR plus a spread (also similarly adjusted to SOFR). We designated the swaps as fair value hedges. The gain or loss on these derivative instruments, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current income as interest expense. The net swap settlements that accrue each period are also reported in our Condensed Consolidated Financial Statements as interest expense. In 2023 and 2024, we settled a portion of these swaps with the immaterial losses amortized over the remaining term of the related debt. In the first quarter of 2025, we settled the remainder of the $350 million interest rate swaps, at their expiration date, on our debt due in 2025 . The interest rate swaps on our 2030 debt had $680 million of the notional amounts outstanding at March 31, 2025.

The following table summarizes the gains and losses:

	Three months ended
	March 31,
In millions	2025		2024
Type of Swap	Gain (Loss) on Swaps	Gain (Loss) on Borrowings	Gain (Loss) on Swaps	Gain (Loss) on Borrowings
Interest rate swaps (1)	$17	$(14)	$(10)	$14

(1) The difference between the gain (loss) on swaps and borrowings represents hedge ineffectiveness.
In the first quarter of 2025, we entered into a series of interest rate lock agreements including 5-year and 10-year locks, with notional amounts totaling $200 million and $400 million, respectively, to reduce variability of cash flows of interest payments on total fixed rate debt forecast to be issued in 2025 to replace our senior notes at maturity and for other general purposes. The terms of the rate locks mirrored the time period of the expected fixed rate debt issuances and the expected timing of interest payments on planned debt issuances. The gains and losses on these derivative instruments were initially recorded in other comprehensive income and will be released to earnings in interest expense in future periods to reflect the difference in (1) the fixed rates economically locked in at the inception of the hedge and (2) the actual fixed rates established in the debt instrument at issuance. The interest rate lock activity in AOCL was immaterial for the three months ended March 31, 2025.
Derivatives Not Designated as Hedging Instruments
The following table summarizes the effect on our Condensed Consolidated Statements of Net Income for derivative instruments not designated as hedging instruments:

	Three months ended
	March 31,
In millions	2025	2024
Loss recognized in income - Cost of sales (1)	$(3)	$—
Gain (loss) recognized in income - Other income (expense), net (1)	61	(40)

(1) Includes foreign currency forward contracts.
Fair Value Amount and Location of Derivative Instruments
The following table summarizes the location and fair value of derivative instruments on our Condensed Consolidated Balance Sheets:

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
In millions	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Notional amount	$3,717	$3,512	$3,604	$2,713

Derivative assets
Prepaid expenses and other current assets (1)	$33	$60	$3	$6
Other assets	3	6	—	—
Total derivative assets (1)	$36	$66	$3	$6

Derivative liabilities
Other accrued expenses	$11	$10	$15	$67
Other liabilities	80	89	—	—
Total derivative liabilities (1)	$91	$99	$15	$67

(1) Estimates of the fair value of all derivative assets and liabilities above are derived from Level 2 inputs, which are estimated using actively quoted prices for similar instruments from brokers and observable inputs where available, including market transactions and third-party pricing services, or net asset values provided to investors. We do not currently have any Level 3 input measures and there were no transfers into or out of Level 2 or 3 during the three months ended March 31, 2025, or the year ended December 31, 2024.

We elected to present our derivative contracts on a gross basis in our Condensed Consolidated Balance Sheets. Had we chosen to present on a net basis, we would have derivatives in a net asset position of $19 million and $37 million and derivatives in a net liability position of $86 million and $131 million at March 31, 2025 and December 31, 2024, respectively.
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
We evaluated the full divestiture of Atmus and determined the transaction did not qualify for discontinued operation presentation. We recognized a gain related to the divestiture of approximately $1.3 billion (based on the difference between the fair value of the Cummins shares obtained less the carrying value of our Atmus investment), which was recorded in other income, net in our Condensed Consolidated Statements of Net Income for the three months ended March 31, 2024. Approximately $114 million of goodwill was included in the carrying value of the Atmus investment for purposes of calculating the gain. The operating results of Atmus were reported in our Condensed Consolidated Financial Statements through March 18, 2024, the date of divestiture.
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
The accounting policies of our operating segments are the same as those applied in our Condensed Consolidated Financial Statements. We prepared the financial results of our operating segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. We allocate certain common costs and expenses, primarily corporate functions, among segments differently than we would for stand-alone financial information prepared in accordance with GAAP. These include certain costs and expenses of shared services, such as IT, human resources, legal, finance and supply chain management. We do not allocate gains or losses of corporate-owned life insurance and the gain and certain costs related to the divestiture of Atmus. See NOTE 14, "ATMUS DIVESTITURE," for additional information. EBITDA may not be consistent with measures used by other companies.

Summarized financial information regarding our reportable operating segments for the three months ended March 31, 2025 and 2024 is shown in the table below:

In millions	Engine	Components		Distribution	Power Systems	Accelera	Total Segments
Three months ended March 31, 2025
External sales	$2,040	$2,270		$2,902	$872	$90	$8,174
Intersegment sales	731	400		5	777	13	1,926
Total sales	2,771	2,670		2,907	1,649	103	10,100
Cost of goods sold (excluding warranty expenses)	2,036	2,139		2,332	1,090	121	7,718
Warranty expenses	85	26		6	32	8	157
Selling expenses	59	41		157	46	7	310
Administrative expenses	138	119		91	100	13	461
Research, development and engineering expenses	155	75		14	57	43	344
Equity, royalty and interest income (loss) from investees	73	7		28	29	(6)	131
Other income (expense) (1)	20	(17)		9	3	(3)	12
Add back: Depreciation and amortization (2)	67	122		32	33	12	266
Segment EBITDA	$458	$382		$376	$389	$(86)	$1,519

Interest income (3)	$10	$7		$5	$4	$—	$26

Three months ended March 31, 2024
External sales	$2,240	$2,842		$2,529	$708	$84	$8,403
Intersegment sales	688	490		6	681	9	1,874
Total sales	2,928	3,332		2,535	1,389	93	10,277
Cost of goods sold (excluding warranty expenses)	2,190	2,636		2,046	997	120	7,989
Warranty expenses	105	62		5	15	8	195
Selling expenses	52	55		153	40	8	308
Administrative expenses	144	158		91	99	13	505
Research, development and engineering expenses	154	84		14	60	55	367
Equity, royalty and interest income (loss) from investees	57	26		24	19	(3)	123
Other income (expense) (1)	16	(15)		13	6	(1)	19
Add back: Depreciation and amortization (2)	58	125		31	34	14	262
Segment EBITDA	$414	$473	(4)	$294	$237	$(101)	$1,317

Interest income (3)	$7	$8		$11	$3	$—	$29

(1) Other income (expense) includes other operating expense, net and other income, net from our Condensed Consolidated Statements of Net Income.
(2) Depreciation and amortization are not considered significant segment expenses but are presented here to reconcile to EBITDA, the measure used by our CODM. Depreciation and amortization, as shown on a segment basis, excludes the amortization of debt discount and deferred costs included in our Condensed Consolidated Statements of Net Income as interest expense. The amortization of debt discount and deferred costs was $3 million and $3 million for the three months ended March 31, 2025 and March 31, 2024, respectively. A portion of depreciation expense is included in research, development and engineering expenses.

(3) Interest income is a component of other income (expense).
(4) Included $21 million of costs associated with the divestiture of Atmus for the three months ended March 31, 2024. See NOTE 14, "ATMUS DIVESTITURE," for additional information.

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Net Income is shown in the table below:

	Three months ended
	March 31,
In millions	2025	2024
TOTAL SEGMENT EBITDA	$1,519	$1,317
Intersegment eliminations and other (1)	(59)	1,255	(2)
Less:
Interest expense	77	89
Depreciation and amortization	266	262
INCOME BEFORE INCOME TAXES	$1,117	$2,221

(1) Included intersegment sales, intersegment profit in inventory and unallocated corporate expenses.
(2) Included a $1.3 billion gain related the divestiture of Atmus and $14 million of costs associated with the divestiture of Atmus (included in corporate expenses) for the three months ended March 31, 2024. See NOTE 14, "ATMUS DIVESTITURE," for additional information.

NOTE 16. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, "Income Taxes (Topic 740): Improvements in Income Tax Disclosures," to enhance the transparency and decision usefulness of income tax disclosures. This amendment requires public companies to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Additionally, under the amendment, entities are required to disclose the amount of income taxes paid disaggregated by federal, state and foreign taxes, as well as disaggregated by material individual jurisdictions. Finally, the amendment requires entities to disclose income from continuing operations before income tax expense disaggregated between domestic and foreign and income tax expense from continuing operations disaggregated by federal, state and foreign. The new rules are effective for annual periods beginning after December 15, 2024. The adoption of this standard is not expected to have a material impact on our Condensed Consolidated Financial Statements.
In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)", which requires public business entities to disclose in the notes to the financial statements more detailed information about the types of expenses included in certain expense captions in the consolidated financial statements, including purchases of inventory, employee compensation, and depreciation and amortization. The amendments are effective for us beginning with our 2027 annual period and in interim periods beginning in 2028. Early adoption is permitted. The ASU may be adopted prospectively or retrospectively. We are currently evaluating the impact of ASU 2024-03 on our Condensed Consolidated Financial Statements and related disclosures.

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
GOVERNMENT REGULATION
•any adverse consequences from changes in tariffs and other trade disruptions;
•any adverse consequences resulting from entering into agreements with the U.S. Environmental Protection Agency, California Air Resources Board, the Environmental and Natural Resources Division of the Department of Justice and the California Attorney General's Office to resolve certain regulatory civil claims regarding our emissions certification and compliance process for certain engines primarily used in pick-up truck applications in the U.S., which became final and effective in April 2024, (collectively, the Settlement Agreements), including required additional mitigation projects, adverse reputational impacts and potential resulting legal actions;
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
•the price and availability of energy;
•continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support our future business; and
•other risk factors described in Part II, Item 1A in this quarterly report and our 2024 Form 10-K, Part I, Item 1A, under the caption "Risk Factors."
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

ORGANIZATION OF INFORMATION
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) was prepared to provide the reader with a view and perspective of our business through the eyes of management and should be read in conjunction with our Management's Discussion and Analysis of Financial Condition and Results of Operations section of our 2024 Form 10-K. Our MD&A is presented in the following sections:
•EXECUTIVE SUMMARY AND FINANCIAL HIGHLIGHTS
•RESULTS OF OPERATIONS
•OPERATING SEGMENT RESULTS
•OUTLOOK
•LIQUIDITY AND CAPITAL RESOURCES
•APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
•RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
EXECUTIVE SUMMARY AND FINANCIAL HIGHLIGHTS
Overview
We are a global power solutions leader comprised of five business segments - Engine, Components, Distribution, Power Systems and Accelera - supported by our global manufacturing and extensive service and support network, skilled workforce and vast technical expertise. Our products range from advanced diesel, natural gas, electric and hybrid powertrains and powertrain-related components including aftertreatment, turbochargers, fuel systems, valvetrain technologies, controls systems, air handling systems, automated transmissions, axles, drivelines, brakes, suspension systems, electric power generation systems, electrified power systems with innovative components and subsystems, including battery, fuel cell and electric power technologies and hydrogen production technologies. We sell our products to original equipment manufacturers (OEMs), distributors, dealers and other customers worldwide. We have long-standing relationships with many of the leading manufacturers in the markets we serve, including PACCAR Inc., Traton Group, Daimler Trucks North America and Stellantis N.V. We serve our customers through a service network of approximately 650 wholly-owned, joint venture and independent distributor locations and more than 19,000 Cummins certified dealer locations in approximately 190 countries and territories.
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
Our financial performance depends, in large part, on varying conditions in the markets we serve, particularly the on-highway, off-highway, power generation and general industrial markets. Demand in these markets tends to fluctuate in response to overall economic conditions. Our sales may also be impacted by OEM inventory levels, production schedules, stoppages and supply chain challenges. Economic downturns in markets we serve generally result in reduced sales of our products and can result in price reductions in certain products and/or markets. As a worldwide business, our operations are also affected by geopolitical risks, currency fluctuations, political and economic uncertainty, tariffs and related trade disruptions, public health crises (epidemics or pandemics) and regulatory matters, including adoption and enforcement of environmental and emission standards. As part of our growth strategy, we invest in businesses in certain countries that carry higher levels of these risks such as China, Brazil, India, Mexico and other countries in

Europe, the Middle East and Africa. At the same time, our geographic diversity and broad product and service offerings have helped limit the impact from a drop in demand in any one industry, region, the economy of any single country or customer on our consolidated results.
Escalating Tariff Environment
As disclosed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024, we operate our business on a global basis and changes in international, national and regional trade laws, regulations and policies affecting and/or restricting international trade, including higher tariffs and trade disruptions (such as embargoes, sanctions and export controls), could adversely impact the demand for our products and our competitive position. The escalating tariff environment, marked by the U.S. imposition of tariffs on certain countries, followed by the imposition of retaliatory tariffs on U.S. goods and services by certain countries has introduced significant market volatility and raised concerns about potential economic impacts. This volatility accelerated late in the first quarter of 2025. We are proactively taking steps in our supply chain to mitigate impacts where possible and we are working with our customers to pass through incremental costs. This escalation in market volatility did not have a material impact on our first quarter results, but may materially and adversely affect our results of operations, financial condition and cash flows in the future. We will continue work to minimize the related impacts to our business to the extent possible. See the "OUTLOOK" section for a discussion of the potential tariff impacts for the remainder of 2025.
Divestiture of Atmus
On March 18, 2024, we completed the divestiture of our remaining 80.5 percent ownership of Atmus Filtration Technologies Inc. (Atmus) common stock through a tax-free split-off. The exchange resulted in a reduction of shares of our common stock outstanding by 5.6 million shares and a gain of $1.3 billion. See NOTE 14, "ATMUS DIVESTITURE," to our Condensed Consolidated Financial Statements for additional information.
2025 First Quarter Results
A summary of our results is as follows:

	Three months ended
	March 31,
In millions, except per share amounts	2025	2024	(1)
Net sales	$8,174	$8,403
Net income attributable to Cummins Inc.	824	1,993
Earnings per common share attributable to Cummins Inc.
Basic	$5.99	$14.10
Diluted	5.96	14.03

(1) Net income and earnings per common share included the $1.3 billion non-taxable gain associated with the divestiture of Atmus for the three months ended March 31, 2024. See NOTE 14, "ATMUS DIVESTITURE," to our Condensed Consolidated Financial Statements for additional information.

Net income attributable to Cummins Inc. was $824 million, or $5.96 per diluted share, on sales of $8.2 billion for the three months ended March 31, 2025, versus the comparable prior year period net income attributable to Cummins Inc. of $2.0 billion, or $14.03 per diluted share, on sales of $8.4 billion. The decreases in net income attributable to Cummins Inc. and earnings per diluted share were driven by the absence of the $1.3 billion gain recognized on the divestiture of Atmus, partially offset by improved gross margin. The increase in gross margin was primarily due to favorable pricing and lower material costs, partially offset by the absence of Atmus sales, lower sales and unfavorable mix. See NOTE 14, "ATMUS DIVESTITURE," to our Condensed Consolidated Financial Statements for additional information.
The table below presents our consolidated net sales by geographic area based on the location of the customer:

	Three months ended		Favorable/
	March 31,		(Unfavorable)
In millions	2025	2024	Amount	Percent
United States and Canada	$5,054	$5,111	$(57)	(1)%
International	3,120	3,292	(172)	(5)%
Total net sales	$8,174	$8,403	$(229)	(3)%

Worldwide revenues decreased by 3 percent in the three months ended March 31, 2025, compared to the same period in 2024, primarily due to the divestiture of Atmus and weaker demand in on-highway truck markets, partially offset by higher demand in power generation markets, especially data center and commercial markets. International sales (excludes the U.S. and Canada) declined 5 percent primarily due to lower sales in Latin America and Asia Pacific, partially offset by higher sales in China. The decrease in international sales was primarily due to the divestiture of Atmus and lower drivetrain and braking systems sales driven by a weaker European truck market, partially offset by higher power generation demand. Net sales in the U.S. and Canada declined 1 percent primarily due to the divestiture of Atmus and lower demand in on-highway truck markets, partially offset by higher sales in power generation markets, especially data center and commercial markets. Unfavorable foreign currency fluctuations impacted international sales by 4 percent (primarily the Brazilian real, Euro and Indian rupee). See NOTE 14, "ATMUS DIVESTITURE," to our Condensed Consolidated Financial Statements for additional information.
The following table contains sales and EBITDA (defined as earnings or losses before interest expense, income taxes, depreciation and amortization and noncontrolling interests) by operating segment for the three months ended March 31, 2025 and 2024. See NOTE 15, "OPERATING SEGMENTS," to our Condensed Consolidated Financial Statements for additional information and a reconciliation of our segment information to the corresponding amounts in our Condensed Consolidated Statements of Net Income.

	Three months ended March 31,
Operating Segments	2025			2024				Percent change
		Percent			Percent			2025 vs. 2024
In millions	Sales	of Total	EBITDA	Sales	of Total	EBITDA		Sales	EBITDA
Engine	$2,771	28%	$458	$2,928	28%	$414		(5)%	11%
Components	2,670	26%	382	3,332	32%	473		(20)%	(19)%
Distribution	2,907	29%	376	2,535	25%	294		15%	28%
Power Systems	1,649	16%	389	1,389	14%	237		19%	64%
Accelera	103	1%	(86)	93	1%	(101)		11%	15%
Total segments	10,100	100%	1,519	10,277	100%	1,317		(2)%	15%
Intersegment eliminations	(1,926)		(59)	(1,874)		1,255	(1)	3%	NM
Total	$8,174		$1,460	$8,403		$2,572	(1)	(3)%	(43)%

"NM" - not meaningful information
(1) Intersegment eliminations and total EBITDA included a $1.3 billion gain related to the divestiture of Atmus and total EBITDA included $35 million of costs associated with the divestiture of Atmus for the three months ended March 31, 2024. See NOTE 14, "ATMUS DIVESTITURE," to our Condensed Consolidated Financial Statements for additional information.

2025 Highlights
We used $3 million of cash in operations for the three months ended March 31, 2025, compared to generating $276 million for the comparable period in 2024. See the section titled "Cash Flows" in the "LIQUIDITY AND CAPITAL RESOURCES" section for a discussion of items impacting cash flows.
Our debt to capital ratio (total capital defined as debt plus equity) at March 31, 2025, was 38.5 percent, compared to 38.4 percent at December 31, 2024. The increase was primarily due to higher debt balances at March 31, 2025, partially offset by increased equity balances from strong earnings since December 31, 2024. At March 31, 2025, we had $2.2 billion in cash and marketable securities on hand and access to our $4.0 billion credit facilities (net of $1.7 billion of commercial paper outstanding), if necessary, to meet working capital, investment, acquisition and funding needs.
In the first quarter of 2025, we settled the remaining $350 million of interest rate swaps, at their expiration date, on our debt due in 2025. See NOTE 13, "DERIVATIVES," to our Condensed Consolidated Financial Statements for additional information.
In the first quarter of 2025, we entered into a series of interest rate lock agreements including 5-year and 10-year locks, with notional amounts totaling $200 million and $400 million, respectively, to reduce variability of cash flows of interest payments on debt forecast to be issued in 2025 to replace our senior notes at maturity and for other general purposes. See NOTE 13, "DERIVATIVES," to our Condensed Consolidated Financial Statements for additional information.
In the first three months of 2025, the investment gain on our U.S. pension trusts was 1.6 percent, while our U.K. pension trusts' loss was 1.3 percent. We anticipate making additional defined benefit pension contributions during the remainder of 2025 of $39 million for our U.S. and U.K. qualified and non-qualified pension plans. We expect our 2025 annual net periodic pension cost to approximate $79 million.
As of the date of this filing, our credit ratings and outlooks from the credit rating agencies remain unchanged.

RESULTS OF OPERATIONS

	Three months ended		Favorable/
	March 31,		(Unfavorable)
In millions, except per share amounts	2025	2024	Amount	Percent
NET SALES	$8,174	$8,403	$(229)	(3)%
Cost of sales	6,019	6,362	343	5%
GROSS MARGIN	2,155	2,041	114	6%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	771	839	68	8%
Research, development and engineering expenses	344	369	25	7%
Equity, royalty and interest income from investees	131	123	8	7%
Other operating expense, net	37	33	(4)	(12)%
OPERATING INCOME	1,134	923	211	23%
Interest expense	77	89	12	13%
Other income, net	60	1,387	(1,327)	(96)%
INCOME BEFORE INCOME TAXES	1,117	2,221	(1,104)	(50)%
Income tax expense	267	193	(74)	(38)%
CONSOLIDATED NET INCOME	850	2,028	(1,178)	(58)%
Less: Net income attributable to noncontrolling interests	26	35	9	26%
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$824	$1,993	$(1,169)	(59)%
Diluted Earnings Per Common Share Attributable to Cummins Inc.	$5.96	$14.03	$(8.07)	(58)%

	Three months ended		Favorable/ (Unfavorable)
	March 31,
Percent of sales	2025	2024	Percentage Points
Gross margin	26.4%	24.3%	2.1
Selling, general and administrative expenses	9.4%	10.0%	0.6
Research, development and engineering expenses	4.2%	4.4%	0.2

Net Sales
Net sales for the three months ended March 31, 2025, decreased by $229 million versus the comparable period in 2024. The primary drivers were as follows:
•Components segment sales decreased 20 percent mainly due to the Atmus divestiture on March 18, 2024. See NOTE 14, "ATMUS DIVESTITURE," to our Condensed Consolidated Financial Statements for additional information.
•Engine segment sales decreased 5 percent largely due to lower demand in North American heavy-duty truck markets.
These decreases were partially offset by the following:
•Distribution segment sales increased 15 percent principally due to higher demand in power generation markets, especially in North America.
•Power Systems segment sales increased 19 percent primarily due to higher demand in power generation markets, especially in China and North America.
•Unfavorable foreign currency fluctuations of 2 percent of total sales, primarily in the Brazilian real, Euro and Indian rupee.
Sales to international markets (excludes the U.S. and Canada), based on location of customers, for the three months ended March 31, 2025, were 38 percent of total net sales compared with 39 percent of total net sales for the comparable period in 2024. A more detailed discussion of sales by segment is presented in the “OPERATING SEGMENT RESULTS” section.

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
Gross Margin
Gross margin increased $114 million for the three months ended March 31, 2025, and increased 2.1 points as a percentage of net sales versus the comparable period in 2024. The increases in gross margin and gross margin as a percentage of sales were primarily due to favorable pricing and lower material costs, partially offset by the absence of Atmus sales, lower sales and unfavorable mix. See NOTE 14, "ATMUS DIVESTITURE," to our Condensed Consolidated Financial Statements for additional information.
The provision for base warranties issued as a percent of sales for the three months ended March 31, 2025, was 1.9 percent compared to 1.9 percent for the comparable period in 2024.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $68 million for the three months ended March 31, 2025, and decreased 0.6 points as a percentage of net sales versus the comparable period in 2024. The decreases were mainly due to lower compensation and consulting expenses, primarily due to the divestiture of Atmus. Compensation and related expenses included salaries, fringe benefits and variable compensation. See NOTE 14, "ATMUS DIVESTITURE," to our Condensed Consolidated Financial Statements for additional information.
Research, Development and Engineering Expenses
Research, development and engineering expenses decreased $25 million for the three months ended March 31, 2025, and decreased 0.2 points as a percentage of net sales versus the comparable period in 2024. The decreases were mainly due to lower compensation expenses, primarily due to the divestiture of Atmus. Compensation and related expenses included salaries, fringe benefits and variable compensation. See NOTE 14, "ATMUS DIVESTITURE," to our Condensed Consolidated Financial Statements for additional information.
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
Equity, Royalty and Interest Income from Investees
Equity, royalty and interest income from investees increased $8 million for the three months ended March 31, 2025, versus the comparable period in 2024, primarily due to higher royalty and interest income from investees and increased earnings at Chongqing Cummins Engine Co., Ltd., partially offset by the absence of joint venture earnings from the divestiture of Atmus and lower earnings at Sistemas Automotrices de Mexico S.A. de C.V. See NOTE 4, "EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES," and NOTE 14, "ATMUS DIVESTITURE," to our Condensed Consolidated Financial Statements for additional information.
Other Operating Expense, Net
Other operating expense, net was as follows:

	Three months ended
	March 31,
In millions	2025	2024
Amortization of intangible assets	$(32)	$(32)
Other, net	(5)	(1)
Total other operating expense, net	$(37)	$(33)

Interest Expense
Interest expense was $77 million for the three months ended March 31, 2025, versus $89 million for the comparable period in 2024. The $12 million decrease was primarily due to lower average debt balances and lower weighted-average interest rates.
Other Income, Net
Other income, net was as follows:

	Three months ended
	March 31,
In millions	2025	2024
Interest income	$26	$29
Non-service pension and OPEB income	17	30
Gain on corporate owned life insurance	10	2
Gain on sale of marketable securities, net	4	4
Gain related to divestiture of Atmus (1)	—	1,333
Foreign currency loss, net	(5)	(11)
Other, net	8	—
Total other income, net	$60	$1,387

(1) See NOTE 14, "ATMUS DIVESTITURE," to our Condensed Consolidated Financial Statements for additional information.
Income Tax Expense
Our effective tax rate for 2025, excluding discrete items, is expected to approximate 24.5 percent.
Our effective tax rates for the three months ended March 31, 2025 and 2024, were 23.9 percent and 8.7 percent, respectively.
The three months ended March 31, 2025, contained net favorable discrete tax items of $7 million, primarily due to $8 million of favorable share-based compensation tax benefits, partially offset by $1 million of other unfavorable tax items.
The three months ended March 31, 2024, contained favorable discrete tax items primarily due to the $1.3 billion non-taxable gain on the Atmus split-off. Other discrete tax items were $21 million favorable primarily due to adjustments related to audit settlements. See NOTE 14, "ATMUS DIVESTITURE," to our Condensed Consolidated Financial Statements for additional information.
Noncontrolling Interests
Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities. Noncontrolling interests in income of consolidated subsidiaries for the three months ended March 31, 2025, decreased $9 million versus the comparable period in 2024, primarily due to the inclusion of noncontrolling interest associated with Atmus through March 18, 2024, and lower earnings at Cummins India Limited. See NOTE 14, "ATMUS DIVESTITURE," to our Condensed Consolidated Financial Statements for additional information.

Comprehensive Income - Foreign Currency Translation Adjustment
The foreign currency translation adjustment was a net gain of $117 million for the three months ended March 31, 2025, compared to a net loss of $60 million for the three months ended March 31, 2024, driven by the following:

	Three months ended
	March 31,
	2025		2024
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly-owned subsidiaries	$110	Brazilian real, British pound, Euro	$(54)	Chinese renminbi, Euro
Equity method investments	5	Chinese renminbi	(3)	Chinese renminbi, partially offset by Indian rupee
Consolidated subsidiaries with a noncontrolling interest	2	Indian rupee, Euro	(3)	Indian rupee, Chinese renminbi, Euro
Total	$117		$(60)

OPERATING SEGMENT RESULTS
Our reportable operating segments consist of the Engine, Components, Distribution, Power Systems and Accelera segments. This reporting structure is organized according to the products and markets each segment serves. We use segment EBITDA as the basis for the Chief Operating Decision Maker to evaluate the performance of each of our reportable operating segments. We believe EBITDA is a useful measure of our operating performance as it assists investors and debt holders in comparing our performance on a consistent basis without regard to financing methods, capital structure, income taxes or depreciation and amortization methods, which can vary significantly depending upon many factors. Segment amounts exclude certain expenses not specifically identifiable to segments. See NOTE 15, "OPERATING SEGMENTS," to our Condensed Consolidated Financial Statements for additional information and a reconciliation of our segment information to the corresponding amounts in our Condensed Consolidated Statements of Net Income.
Following is a discussion of results for each of our operating segments.
Engine Segment Results
Financial data for the Engine segment was as follows:

	Three months ended		Favorable/
	March 31,		(Unfavorable)
In millions	2025	2024	Amount	Percent
External sales	$2,040	$2,240	$(200)	(9)%
Intersegment sales	731	688	43	6%
Total sales	2,771	2,928	(157)	(5)%
Research, development and engineering expenses	155	154	(1)	(1)%
Equity, royalty and interest income from investees	73	57	16	28%
Interest income	10	7	3	43%
Segment EBITDA	458	414	44	11%

			Percentage Points
Segment EBITDA as a percentage of total sales	16.5%	14.1%		2.4
Sales for our Engine segment by market were as follows:

	Three months ended		Favorable/
	March 31,		(Unfavorable)
In millions	2025	2024	Amount	Percent
Heavy-duty truck	$921	$1,059	$(138)	(13)%
Medium-duty truck and bus	986	995	(9)	(1)%
Light-duty automotive	421	438	(17)	(4)%
Total on-highway	2,328	2,492	(164)	(7)%
Off-highway	443	436	7	2%
Total sales	$2,771	$2,928	$(157)	(5)%

			Percentage Points
On-highway sales as percentage of total sales	84%	85%		(1)

Unit shipments by engine classification (including unit shipments to Power Systems and off-highway engine units included in their respective classification) were as follows:

	Three months ended		Favorable/
	March 31,		(Unfavorable)
	2025	2024	Amount	Percent
Heavy-duty	26,700	33,600	(6,900)	(21)%
Medium-duty	75,200	75,800	(600)	(1)%
Light-duty	39,100	54,800	(15,700)	(29)%
Total unit shipments	141,000	164,200	(23,200)	(14)%
Sales
Engine segment sales for the three months ended March 31, 2025, decreased $157 million versus the comparable period in 2024. The primary driver by market was a decrease in heavy-duty truck sales of $138 million mainly due to weaker demand, especially in North America with heavy-duty engine shipments down 24 percent.
Segment EBITDA
Engine segment EBITDA for the three months ended March 31, 2025, increased $44 million versus the comparable period in 2024, primarily due to favorable pricing related to the launch of updated products in light-duty markets, partially offset by lower volumes and unfavorable mix.
Components Segment Results
Financial data for the Components segment was as follows:

	Three months ended			Favorable/
	March 31,			(Unfavorable)
In millions	2025	2024		Amount	Percent
External sales	$2,270	$2,842		$(572)	(20)%
Intersegment sales	400	490		(90)	(18)%
Total sales	2,670	3,332		(662)	(20)%
Research, development and engineering expenses	75	84		9	11%
Equity, royalty and interest income from investees	7	26		(19)	(73)%
Interest income	7	8		(1)	(13)%
Segment EBITDA	382	473	(1)	(91)	(19)%

				Percentage Points
Segment EBITDA as a percentage of total sales	14.3%	14.2%			0.1

(1) Included $21 million of costs associated with the divestiture of Atmus for the three months ended March 31, 2024.

Sales for our Components segment by business were as follows:

	Three months ended			Favorable/
	March 31,			(Unfavorable)
In millions	2025	2024		Amount	Percent
Drivetrain and braking systems	$1,056	$1,232		$(176)	(14)%
Emission solutions	902	971		(69)	(7)%
Components and software	595	611		(16)	(3)%
Automated transmissions	117	165		(48)	(29)%
Atmus	—	353	(1)	(353)	(100)%
Total sales	$2,670	$3,332		$(662)	(20)%

(1) Included sales through the March 18, 2024, divestiture. See NOTE 14, "ATMUS DIVESTITURE," to our Condensed Consolidated Financial Statements for additional information.

Sales
Components segment sales for the three months ended March 31, 2025, decreased $662 million versus the comparable period in 2024. The following were the primary drivers by business:
•Sales decreased $353 million due to the Atmus divestiture on March 18, 2024.
•Drivetrain and braking systems sales decreased $176 million primarily due to lower demand in North America and Western Europe.
•Unfavorable foreign currency fluctuations, primarily in the Brazilian real and Euro.
Segment EBITDA
Components segment EBITDA for the three months ended March 31, 2025, decreased $91 million versus the comparable period in 2024, mainly due to lower volumes and the divestiture of Atmus, partially offset by decreased product coverage costs and lower material costs.
Distribution Segment Results
Financial data for the Distribution segment was as follows:

	Three months ended		Favorable/
	March 31,		(Unfavorable)
In millions	2025	2024	Amount	Percent
External sales	$2,902	$2,529	$373	15%
Intersegment sales	5	6	(1)	(17)%
Total sales	2,907	2,535	372	15%
Research, development and engineering expenses	14	14	—	—%
Equity, royalty and interest income from investees	28	24	4	17%
Interest income	5	11	(6)	(55)%
Segment EBITDA	376	294	82	28%

			Percentage Points
Segment EBITDA as a percentage of total sales	12.9%	11.6%		1.3

Sales for our Distribution segment by region were as follows:

	Three months ended		Favorable/
	March 31,		(Unfavorable)
In millions	2025	2024	Amount	Percent
North America	$2,100	$1,723	$377	22%
Europe	270	240	30	13%
Asia Pacific	240	285	(45)	(16)%
China	114	102	12	12%
India	74	71	3	4%
Africa and Middle East	59	54	5	9%
Latin America	50	60	(10)	(17)%
Total sales	$2,907	$2,535	$372	15%

Sales for our Distribution segment by product line were as follows:

	Three months ended		Favorable/
	March 31,		(Unfavorable)
In millions	2025	2024	Amount	Percent
Power generation	$1,090	$707	$383	54%
Parts	1,031	1,001	30	3%
Service	416	406	10	2%
Engines	370	421	(51)	(12)%
Total sales	$2,907	$2,535	$372	15%

Sales
Distribution segment sales for the three months ended March 31, 2025, increased $372 million versus the comparable period in 2024. The primary drivers by region were an increase in North American sales of $377 million principally due to higher demand in power generation markets, especially data center and commercial markets, partially offset by a decrease in Asia Pacific sales of $45 million mainly due to lower demand across all product lines.
Segment EBITDA
Distribution segment EBITDA for the three months ended March 31, 2025, increased $82 million versus the comparable period in 2024, primarily due to increased power generation volumes in North America.
Power Systems Segment Results
Financial data for the Power Systems segment was as follows:

	Three months ended		Favorable/
	March 31,		(Unfavorable)
In millions	2025	2024	Amount	Percent
External sales	$872	$708	$164	23%
Intersegment sales	777	681	96	14%
Total sales	1,649	1,389	260	19%
Research, development and engineering expenses	57	60	3	5%
Equity, royalty and interest income from investees	29	19	10	53%
Interest income	4	3	1	33%
Segment EBITDA	389	237	152	64%

			Percentage Points
Segment EBITDA as a percentage of total sales	23.6%	17.1%		6.5

Sales for our Power Systems segment by product line were as follows:

	Three months ended		Favorable/
	March 31,		(Unfavorable)
In millions	2025	2024	Amount	Percent
Power generation	$1,001	$853	$148	17%
Industrial	498	420	78	19%
Generator technologies	150	116	34	29%
Total sales	$1,649	$1,389	$260	19%

Sales
Power Systems segment sales for the three months ended March 31, 2025, increased $260 million versus the comparable period in 2024. The following were the primary drivers by product line:
•Power generation sales increased $148 million mainly due to higher demand in China, North America and Western Europe.
•Industrial sales increased $78 million primarily due to stronger demand in global mining markets (including higher aftermarket sales) and improved defense sales in North America.
Segment EBITDA
Power Systems segment EBITDA for the three months ended March 31, 2025, increased $152 million versus the comparable period in 2024, mainly due to higher volumes and favorable pricing.
Accelera Segment Results
Financial data for the Accelera segment was as follows:

	Three months ended		Favorable/
	March 31,		(Unfavorable)
In millions	2025	2024	Amount	Percent
External sales	$90	$84	$6	7%
Intersegment sales	13	9	4	44%
Total sales	103	93	10	11%
Research, development and engineering expenses	43	55	12	22%
Equity, royalty and interest loss from investees	(6)	(3)	(3)	(100)%
Segment EBITDA	(86)	(101)	15	15%
Accelera segment sales for the three months ended March 31, 2025, increased $10 million versus the comparable period in 2024 primarily due to improved sales of electrified powertrains and electrolyzers.
OUTLOOK
The increase in tariffs has impacted the global movement of goods and introduced uncertainty around future demand for capital goods. Given the breadth, severity and uncertainty about the duration of global tariffs it is not possible to confidently predict market demand for the remainder of this year. We are proactively taking steps in our supply chain to mitigate impacts where possible and we are working with our customers to pass through incremental costs.

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

Dollars in millions	March 31, 2025	December 31, 2024
Working capital (1)	$3,965	$3,518
Current ratio	1.34	1.31
Accounts and notes receivable, net	$5,680	$5,181
Days' sales in receivables	61	58
Inventories	$6,123	$5,742
Inventory turnover	4.0	4.4
Accounts payable (principally trade)	$4,311	$3,951
Days' payable outstanding	60	60
Total debt	$7,488	$7,059
Total debt as a percent of total capital	38.5%	38.4%

(1) Working capital included cash and cash equivalents.
Cash Flows
Cash and cash equivalents were impacted as follows:

	Three months ended
	March 31,
In millions	2025	2024	Change
Net cash (used in) provided by operating activities	$(3)	$276	$(279)
Net cash used in investing activities	(246)	(406)	160
Net cash provided by financing activities	92	499	(407)
Effect of exchange rate changes on cash and cash equivalents	18	(7)	25
Net (decrease) increase in cash and cash equivalents	$(139)	$362	$(501)

Net cash used in operating activities increased $279 million for the three months ended March 31, 2025, versus the comparable period in 2024, primarily due to higher working capital requirements of $375 million. The higher working capital requirements resulted in a cash outflow of $981 million compared to a cash outflow of $606 million in the comparable period of 2024, mainly due to unfavorable changes in accounts and notes receivable.
Net cash used in investing activities decreased $160 million for the three months ended March 31, 2025, versus the comparable period in 2024, primarily due to the absence of cash associated with the Atmus divestiture.
Net cash provided by financing activities decreased $407 million for the three months ended March 31, 2025, versus the comparable period in 2024, primarily due to lower proceeds from borrowings of $2.3 billion (principally related to our 2024 note issuance), partially offset by increased net borrowings of commercial paper of $1.4 billion and lower payments on borrowings and finance lease obligations of $604 million (largely related to early payments of $650 million on our term loan, due 2025, in the prior year).
The effect of exchange rate changes on cash and cash equivalents for the three months ended March 31, 2025, versus the comparable period in 2024, changed $25 million primarily due to favorable fluctuations in the British pound and Chinese renminbi.

Sources of Liquidity
We typically generate significant ongoing cash flow and cash provided by operations is generally our principal source of liquidity. Our sources of liquidity include the following:

	March 31, 2025
In millions	Total	U.S.	International	Primary location of international balances
Cash and cash equivalents	$1,532	$501	$1,031	Singapore, Australia, China, United Kingdom, Mexico, Belgium
Marketable securities (1)	626	75	551	India
Total	$2,158	$576	$1,582
Available credit capacity
Revolving credit facilities (2)	$2,260
International and other uncommitted domestic credit facilities	$718

(1) The majority of marketable securities could be liquidated into cash within a few days.
(2) The five-year credit facility for $2.0 billion and the 364-day credit facility for $2.0 billion, maturing June 2029 and June 2025, respectively, are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. At March 31, 2025, we had $1.7 billion of commercial paper outstanding, which effectively reduced our available capacity under our revolving credit facilities to $2.3 billion.

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
Debt Facilities and Other Sources of Liquidity
Our committed credit facilities provide access up to $4.0 billion from our $2.0 billion 364-day credit facility that expires on June 2, 2025 and our $2.0 billion 5-year facility that expires on June 3, 2029. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. We intend to maintain credit facilities at the current or higher aggregate amounts by renewing or replacing these facilities at or before expiration. There were no outstanding borrowings under these facilities at March 31, 2025.
Our committed credit facilities also provide access up to $4.0 billion of unsecured, short-term promissory notes (commercial paper) pursuant to the Board of Directors (the Board) authorized commercial paper programs. These programs facilitate the private placement of unsecured short-term debt through third-party brokers. We intend to use the net proceeds from the commercial paper borrowings for general corporate purposes. The total combined borrowing capacity under the revolving credit facilities and commercial paper programs should not exceed $4.0 billion. At March 31, 2025, we had $1.7 billion of commercial paper outstanding, which effectively reduced our available capacity under our revolving credit facilities to $2.3 billion. See NOTE 9, "DEBT," to our Condensed Consolidated Financial Statements for additional information.
In the first quarter of 2025, we entered into a series of interest rate lock agreements including 5-year and 10-year locks, with notional amounts totaling $200 million and $400 million, respectively, to reduce variability of cash flows of interest payments on debt forecast to be issued in 2025 to replace our senior notes at maturity and for other general purposes. See NOTE 13, "DERIVATIVES," to our Condensed Consolidated Financial Statements for additional information.

As a well-known seasoned issuer, we filed an automatic shelf registration for an undetermined amount of debt and equity securities with the Securities and Exchange Commission on February 13, 2025. Under this shelf registration we may offer, from time-to-time, debt securities, common stock, preferred and preference stock, depositary shares, warrants, stock purchase contracts and stock purchase units.
Supply Chain Financing
We currently have supply chain financing programs with financial intermediaries, which provide certain vendors the option to be paid by financial intermediaries earlier than the due date on the applicable invoice. When a vendor utilizes the program and receives an early payment from a financial intermediary, they take a discount on the invoice. We then pay the financial intermediary the face amount of the invoice on the original due date, which generally have 60 to 90 day payment terms. The maximum amount that we could have outstanding under these programs was $551 million. We do not reimburse vendors for any costs they incur for participation in the program, their participation is completely voluntary and there are no assets pledged as security or other forms of guarantees provided for the committed payment to the finance provider or intermediary. As a result, all amounts owed to the financial intermediaries are presented as accounts payable in our Condensed Consolidated Balance Sheets. Amounts due to the financial intermediaries reflected in accounts payable at March 31, 2025, were $164 million.
Accounts Receivable Sales Program
In May 2024, we entered into an accounts receivable sales agreement with Wells Fargo Bank, N.A., to sell certain accounts receivable up to the Board approved limit of $500 million. There was no activity under the program during the three months ended March 31, 2025. See NOTE 1, "NATURE OF OPERATIONS AND BASIS OF PRESENTATION," to our Condensed Consolidated Financial Statements for additional information.
Uses of Cash
Dividends
We paid dividends of $251 million during the three months ended March 31, 2025.
Capital Expenditures
Capital expenditures for the three months ended March 31, 2025, were $162 million versus $169 million in the comparable period in 2024. We continue to invest in new product lines and targeted capacity expansions. We plan to spend an estimated $1.4 billion to $1.5 billion in 2025 on capital expenditures with over 65 percent of these expenditures expected to be invested in North America.
Current Maturities of Short and Long-Term Debt
We had $1.7 billion of commercial paper outstanding at March 31, 2025, that matures in less than one year. The maturity schedule of our existing long-term debt includes $500 million of cash outflows in 2025 when our 0.75 percent senior notes are due. Required annual long-term debt principal payments range from $72 million to $649 million over the next five years (including the remainder of 2025). We intend to retain our strong investment credit ratings. See NOTE 9, "DEBT," to our Condensed Consolidated Financial Statements for additional information.
Pensions
Our global pension plans, including our unfunded and non-qualified plans, were 115 percent funded at December 31, 2024. Our U.S. defined benefit plans (qualified and non-qualified), which represented approximately 70 percent of the worldwide pension obligation, were 117 percent funded, and our U.K. defined benefit plans were 109 percent funded at December 31, 2024. The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans. In the first three months of 2025, the investment gain on our U.S. pension trusts was 1.6 percent, while our U.K. pension trusts' loss was 1.3 percent. We anticipate making additional defined benefit pension contributions during the remainder of 2025 of $39 million for our U.S. and U.K. qualified and non-qualified pension plans. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2025 annual net periodic pension cost to approximate $79 million.
Stock Repurchases
In December 2021, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the $2.0 billion repurchase plan authorized in 2019. We did not make any repurchases of common stock in the first three months of 2025. The dollar value remaining available for future purchases under the 2019 program at March 31, 2025, was $218 million.

Amplify Cell Technologies LLC Joint Venture
As of March 31, 2025, we contributed $255 million to our Amplify Cell Technologies LLC joint venture and our maximum remaining required contribution was $551 million, which could be reduced by future government incentives received by the joint venture. The majority of the contribution is expected to be made by the end of 2028. See NOTE 4, "EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES," to our Condensed Consolidated Financial Statements for additional information.

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

Management's Assessment of Liquidity
Our financial condition and liquidity remain strong. Our solid balance sheet and credit ratings enable us to have ready access to credit and the capital markets. We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities in combination with access to our revolving credit facilities and commercial paper programs as noted above. We believe our access to the capital markets, our existing cash and marketable securities, operating cash flow and revolving credit facilities provide us with the financial flexibility needed to fund targeted capital expenditures, dividend payments, debt service obligations, projected pension obligations, common stock repurchases, joint venture contributions and acquisitions through 2025 and beyond.
APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
A summary of our significant accounting policies is included in NOTE 1, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” of the Notes to the Consolidated Financial Statements of our 2024 Form 10-K, which discusses accounting policies that we have selected from acceptable alternatives.
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
A discussion of our critical accounting estimates may be found in the “Management’s Discussion and Analysis” section of our 2024 Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.” Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first three months of 2025.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See NOTE 16, "RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS," in the Notes to our Condensed Consolidated Financial Statements for additional information.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
A discussion of quantitative and qualitative disclosures about market risk may be found in Item 7A of our 2024 Form 10-K. There have been no material changes in this information since the filing of our 2024 Form 10-K.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II.  OTHER INFORMATION
ITEM 1.  Legal Proceedings
The matters described under "Legal Proceedings" in NOTE 11, "COMMITMENTS AND CONTINGENCIES," to our Condensed Consolidated Financial Statements are incorporated herein by reference.
ITEM 1A.  Risk Factors
In addition to other information set forth in this report, you should consider other risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition or future results. Other than noted below, there have been no material changes to our risks described in our 2024 Annual Report on Form 10-K or the "CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION" in this Quarterly report. Additional risks and uncertainties not currently known to us or that we currently judge to be immaterial also may materially adversely affect our business, financial condition or operating results.
GOVERNMENT REGULATION
We operate our business on a global basis and changes in tariffs and other trade disruptions could adversely impact the demand for our products and our competitive position.
We manufacture, sell and service products globally and rely upon a global supply chain to deliver the raw materials, components, systems and parts that we need to manufacture and service our products. There is currently significant uncertainty about the future relationship between the U.S. and various other countries with respect to tariffs and other trade disruptions (such as embargoes, sanctions and export controls). The escalating tariff environment, marked by the U.S. imposition of tariffs on certain countries, followed by the imposition of retaliatory tariffs on U.S. goods and services by certain countries has introduced significant market volatility and raised concerns about potential economic impacts. The extent to which tariffs and/or other trade disruptions will be enacted and the duration for which enacted tariffs and/or other trade disruptions will be in place remain uncertain and could adversely impact our production costs, customer demand and our relationships with customers and suppliers. Any of these consequences could have a material adverse effect on our results of operations, financial condition and cash flows. In addition, our compliance with any such newly enacted tariffs and/or other trade disruptions is likely to require significant resources and data management systems and could increase our cost of doing business, restrict our ability to operate our business or execute our strategies, and could result in fines and penalties or reputational harm if we are found to not be in full compliance.

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
In December 2021, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the $2.0 billion repurchase plan authorized in 2019. During the three months ended March 31, 2025, we did not make any repurchases of common stock. The dollar value remaining available for future purchases under the 2019 program at March 31, 2025, was $218 million.
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
ITEM 3.  Defaults Upon Senior Securities
Not applicable.
ITEM 4.  Mine Safety Disclosures
Not applicable.
ITEM 5.  Other Information
(c) During the first quarter of 2025, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K), except as set forth in the table below:

Name	Title	Action Taken	Date	Type of Trading Agreement (1)	Duration of Trading Agreement (2)	Aggregate Number of Shares to be Sold
Mark A. Smith	Vice President, Chief Financial Officer	Adoption	2/12/2025	Rule 10b5-1 trading arrangement	2/12/2026	Up to 42,890 shares

(1) Each trading arrangement marked as a Rule 10b5-1 trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c).
(2) Each trading arrangement permits transactions through and including the earlier to occur of the completion of all sales under the trading arrangement or the date listed in the table.

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
* Filed with this quarterly report on Form 10-Q are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Net Income for the three months ended March 31, 2025 and 2024, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and 2024, (iii) the Condensed Consolidated Balance Sheets at March 31, 2025 and December 31, 2024, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, (v) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2025 and 2024, (vi) Notes to Condensed Consolidated Financial Statements and (vii) the information included in Part II. Item 5(c).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cummins Inc.
Date:	May 5, 2025

	By:	/s/ MARK A. SMITH	By:	/s/ LUTHER E. PETERS
		Mark A. Smith		Luther E. Peters
		Vice President and Chief Financial Officer		Vice President-Controller
		(Principal Financial Officer)		(Principal Accounting Officer)