Form 10-Q
period 2025-06-30
CUMMINS INC
filed 2025-08-05
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

As of June 30, 2025, there were 137,786,038 shares of common stock outstanding with a par value of $2.50 per share.

CUMMINS INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION
ITEM 1.  Condensed Consolidated Financial Statements

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
In millions, except per share amounts	2025	2024	2025	2024
NET SALES (Notes 1 and 2)	$8,643	$8,796	$16,817	$17,199
Cost of sales	6,362	6,603	12,381	12,965
GROSS MARGIN	2,281	2,193	4,436	4,234
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	779	828	1,550	1,667
Research, development and engineering expenses	357	379	701	748
Equity, royalty and interest income from investees (Note 4)	118	103	249	226
Other operating expense, net	37	44	74	77
OPERATING INCOME	1,226	1,045	2,360	1,968
Interest expense	87	109	164	198
Other income, net (Note 14)	86	41	146	1,428
INCOME BEFORE INCOME TAXES	1,225	977	2,342	3,198
Income tax expense (Note 5)	297	225	564	418
CONSOLIDATED NET INCOME	928	752	1,778	2,780
Less: Net income attributable to noncontrolling interests	38	26	64	61
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$890	$726	$1,714	$2,719

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
Basic	$6.46	$5.30	$12.45	$19.53
Diluted	$6.43	$5.26	$12.38	$19.42

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	137.8	137.1	137.7	139.2
Dilutive effect of stock compensation awards	0.7	0.8	0.7	0.8
Diluted	138.5	137.9	138.4	140.0

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2025	2024	2025	2024
CONSOLIDATED NET INCOME	$928	$752	$1,778	$2,780
Other comprehensive income (loss), net of tax (Note 12)
Change in pension and other postretirement defined benefit plans	7	13	(20)	—
Foreign currency translation adjustments	197	(83)	314	(143)
Unrealized (loss) gain on derivatives	(3)	(3)	(12)	9
Total other comprehensive income (loss), net of tax	201	(73)	282	(134)
COMPREHENSIVE INCOME	1,129	679	2,060	2,646
Less: Comprehensive income attributable to noncontrolling interests	40	24	68	56
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUMMINS INC.	$1,089	$655	$1,992	$2,590

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except par value	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$2,319	$1,671
Marketable securities (Note 6)	755	593
Total cash, cash equivalents and marketable securities	3,074	2,264
Accounts and notes receivable, net	5,874	5,181
Inventories (Note 7)	6,287	5,742
Prepaid expenses and other current assets	1,698	1,565
Total current assets	16,933	14,752
Long-term assets
Property, plant and equipment	12,341	11,796
Accumulated depreciation	(5,801)	(5,440)
Property, plant and equipment, net	6,540	6,356
Investments and advances related to equity method investees	2,018	1,889
Goodwill	2,433	2,370
Other intangible assets, net	2,395	2,351
Pension assets	1,158	1,189
Other assets (Note 8)	2,782	2,633
Total assets	$34,259	$31,540

LIABILITIES
Current liabilities
Accounts payable (principally trade)	$4,151	$3,951
Loans payable (Note 9)	336	356
Commercial paper (Note 9)	353	1,259
Current maturities of long-term debt (Note 9)	615	660
Accrued compensation, benefits and retirement costs	657	1,084
Current portion of accrued product warranty (Note 10)	657	679
Current portion of deferred revenue (Note 2)	1,620	1,347
Other accrued expenses (Note 8)	1,926	1,898
Total current liabilities	10,315	11,234
Long-term liabilities
Long-term debt (Note 9)	6,807	4,784
Deferred revenue (Note 2)	1,059	1,065
Other liabilities (Note 8)	3,205	3,149
Total liabilities	$21,386	$20,232

Commitments and contingencies (Note 11)

EQUITY
Cummins Inc. shareholders’ equity
Common stock, $2.50 par value, 500 shares authorized, 222.5 and 222.5 shares issued	$2,624	$2,636
Retained earnings	22,040	20,828
Treasury stock, at cost, 84.7 and 85.1 shares	(10,708)	(10,748)
Accumulated other comprehensive loss (Note 12)	(2,167)	(2,445)
Total Cummins Inc. shareholders’ equity	11,789	10,271
Noncontrolling interests	1,084	1,037
Total equity	$12,873	$11,308
Total liabilities and equity	$34,259	$31,540
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
In millions	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$1,778	$2,780
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities
Gain related to divestiture of Atmus (Note 14)	—	(1,333)
Depreciation and amortization	548	528
Deferred income taxes	(138)	(99)
Equity in income of investees, net of dividends	(88)	(86)
Pension and OPEB expense (Note 3)	39	19
Pension contributions and OPEB payments (Note 3)	(26)	(59)
Changes in current assets and liabilities, net of acquisitions and divestiture
Accounts and notes receivable	(643)	(161)
Inventories	(436)	(469)
Other current assets	(172)	(151)
Accounts payable	148	263
Accrued expenses	(244)	(1,933)
Other, net	16	126
Net cash provided by (used in) operating activities	782	(575)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(393)	(409)
Investments in and net advances to equity investees	(54)	(55)
Acquisition of businesses, net of cash acquired	(12)	(58)
Investments in marketable securities—acquisitions	(783)	(713)
Investments in marketable securities—liquidations (Note 6)	636	685
Cash associated with Atmus divestiture	—	(174)
Other, net	(9)	(82)
Net cash used in investing activities	(615)	(806)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	2,146	2,482
Net (payments) borrowings of commercial paper	(906)	85
Payments on borrowings and finance lease obligations	(210)	(1,223)
Dividend payments on common stock	(502)	(469)
Payments for purchase of redeemable noncontrolling interests	(55)	—
Other, net	(49)	(68)
Net cash provided by financing activities	424	807
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	57	(15)
Net increase (decrease) in cash and cash equivalents	648	(589)
Cash and cash equivalents at beginning of year	1,671	2,179
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,319	$1,590
 The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Three months ended
In millions, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT MARCH 31, 2025	$556	$2,044	$21,401	$(10,711)	$(2,366)	$10,924	$1,047	$11,971
Net income			890			890	38	928
Other comprehensive income, net of tax (Note 12)					199	199	2	201
Issuance of common stock		1				1	—	1
Cash dividends on common stock, $1.82 per share			(251)			(251)	—	(251)
Distributions to noncontrolling interests						—	(1)	(1)
Share-based awards		1		1		2	—	2
Other shareholder transactions		22		2		24	(2)	22
BALANCE AT JUNE 30, 2025	$556	$2,068	$22,040	$(10,708)	$(2,167)	$11,789	$1,084	$12,873

BALANCE AT MARCH 31, 2024	$556	$2,001	$19,605	$(10,831)	$(2,264)	$9,067	$1,034	$10,101
Net income			726			726	26	752
Other comprehensive loss, net of tax (Note 12)					(71)	(71)	(2)	(73)
Issuance of common stock		1				1	—	1
Cash dividends on common stock, $1.68 per share			(230)			(230)	—	(230)
Share-based awards		(2)		33		31	—	31
Other shareholder transactions		26		1		27	(33)	(6)
BALANCE AT JUNE 30, 2024	$556	$2,026	$20,101	$(10,797)	$(2,335)	$9,551	$1,025	$10,576
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

	Six months ended
In millions, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2024	$556	$2,080	$20,828	$(10,748)	$(2,445)	$10,271	$1,037	$11,308
Net income			1,714			1,714	64	1,778
Other comprehensive income, net of tax (Note 12)					278	278	4	282
Issuance of common stock		1				1	—	1
Cash dividends on common stock, $3.64 per share			(502)			(502)	—	(502)
Distributions to noncontrolling interests						—	(32)	(32)
Share-based awards		(18)		36		18	—	18
Other shareholder transactions		5		4		9	11	20
BALANCE AT JUNE 30, 2025	$556	$2,068	$22,040	$(10,708)	$(2,167)	$11,789	$1,084	$12,873

BALANCE AT DECEMBER 31, 2023	$556	$2,008	$17,851	$(9,359)	$(2,206)	$8,850	$1,054	$9,904
Net income			2,719			2,719	61	2,780
Other comprehensive loss, net of tax (Note 12)					(190)	(190)	(5)	(195)
Issuance of common stock		1				1	—	1
Cash dividends on common stock, $3.36 per share			(469)			(469)	—	(469)
Distributions to noncontrolling interests						—	(33)	(33)
Share-based awards		(8)		93		85	—	85
Divestiture of Atmus (Note 14)				(1,532)	61	(1,471)	(19)	(1,490)
Other shareholder transactions		25		1		26	(33)	(7)
BALANCE AT JUNE 30, 2024	$556	$2,026	$20,101	$(10,797)	$(2,335)	$9,551	$1,025	$10,576

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
Weighted-Average Diluted Shares Outstanding
The weighted-average diluted common shares outstanding exclude the anti-dilutive effect of certain stock options. The options excluded from diluted earnings per share were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Options excluded	11,267	1,267	6,958	2,433

Related Party Transactions
In accordance with the provisions of various joint venture agreements, we may purchase products and components from our joint ventures, sell products and components to our joint ventures and our joint ventures may sell products and components to unrelated parties.
The following is a summary of sales to and purchases from nonconsolidated equity investees:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2025	2024	2025	2024
Sales to nonconsolidated equity investees	$411	$334	$799	$685
Purchases from nonconsolidated equity investees	564	610	1,164	1,263

The following is a summary of accounts receivable from and accounts payable to nonconsolidated equity investees:

In millions	June 30, 2025	December 31, 2024	Balance Sheet Location
Accounts receivable from nonconsolidated equity investees	$506	$432	Accounts and notes receivable, net
Accounts payable to nonconsolidated equity investees	260	281	Accounts payable (principally trade)

Supply Chain Financing
We currently have supply chain financing programs with financial intermediaries, which provide certain vendors the option to be paid by financial intermediaries earlier than the due date on the applicable invoice. When a vendor utilizes the program and receives an early payment from a financial intermediary, they take a discount on the invoice. We then pay the financial intermediary the face amount of the invoice on the original due date, which generally have 60 to 90 day payment terms. The maximum amount that we could have outstanding under these programs was $558 million at June 30, 2025. We do not reimburse vendors for any costs they incur for participation in the program, their participation is completely voluntary and there are no assets pledged as security or other forms of guarantees provided for the committed payment to the finance provider or intermediary. As a result, all amounts owed to the financial intermediaries are presented as accounts payable in our Condensed Consolidated Balance Sheets. Amounts due to the financial intermediaries reflected in accounts payable at June 30, 2025 and December 31, 2024, were $153 million and $142 million, respectively.
Accounts Receivable Sales Program
In May 2024, we entered into an accounts receivable sales agreement with Wells Fargo Bank, N.A., to sell certain accounts receivable up to the Board of Directors (Board) approved limit of $500 million. We will classify proceeds received from the sales of accounts receivable as an operating cash flow in our Condensed Consolidated Statements of Cash Flows, and we will record the discount in other income, net in our Condensed Consolidated Statements of Net Income. There was no activity under the program during the six months ended June 30, 2025 and June 30, 2024.
NOTE 2. REVENUE FROM CONTRACTS WITH CUSTOMERS
Long-term Contracts
We have certain arrangements, primarily long-term maintenance agreements, construction contracts, product sales with associated performance obligations extending beyond a year, product sales with lead times extending beyond one year that are non-cancellable or for which the customer incurs a penalty for cancellation and extended warranty coverage arrangements that span a period in excess of one year. The aggregate amount of the transaction price for these contracts, excluding extended warranty coverage arrangements, at June 30, 2025, was $5.8 billion. We expect to recognize the related revenue of $3.0 billion over the next 12 months and $2.8 billion over periods up to 10 years. See NOTE 10, "PRODUCT WARRANTY LIABILITY," for additional disclosures on extended warranty coverage arrangements. Our other contracts generally are for a duration of less than one year, include payment terms that correspond to the timing of costs incurred when providing goods and services to our customers or represent sales-based royalties.

Deferred and Unbilled Revenue
The following is a summary of our unbilled and deferred revenue and related activity:

In millions	June 30, 2025	December 31, 2024
Unbilled revenue	$409	$403
Deferred revenue	2,679	2,412

We recognized revenue of $242 million and $592 million for the three and six months ended June 30, 2025, compared with $250 million and $498 million for the comparable periods in 2024, that was included in the deferred revenue balance at the beginning of each year. We did not record any impairment losses on our unbilled revenues during the three and six months ended June 30, 2025 or 2024.
Disaggregation of Revenue
Consolidated Revenue
The table below presents our consolidated net sales by geographic area based on the location of the customer:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2025	2024	2025	2024
United States	$4,865	$5,119	$9,615	$9,904
China	826	747	1,605	1,470
India	415	425	841	869
Other international	2,537	2,505	4,756	4,956
Total net sales	$8,643	$8,796	$16,817	$17,199
Segment Revenue
Engine segment external sales by market were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2025	2024	2025	2024
Heavy-duty truck	$727	$968	$1,381	$1,779
Medium-duty truck and bus	676	792	1,376	1,530
Light-duty automotive	482	454	907	892
Total on-highway	1,885	2,214	3,664	4,201
Off-highway	277	254	538	507
Total sales	$2,162	$2,468	$4,202	$4,708

Components segment external sales by business were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2025	2024	2025	2024
Drivetrain and braking systems	$1,094	$1,255	$2,150	$2,487
Emission solutions	777	822	1,568	1,678
Components and software	301	279	607	579
Automated transmissions	123	162	240	327
Atmus	—	—	—	289	(1)
Total sales	$2,295	$2,518	$4,565	$5,360

(1) Included sales through the March 18, 2024, divestiture. See NOTE 14, "ATMUS DIVESTITURE," for additional information.

Distribution segment external sales by region were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2025	2024	2025	2024
North America	$2,074	$1,899	$4,173	$3,621
Europe	323	283	592	523
Asia Pacific	280	310	520	595
China	123	128	236	228
India	91	77	163	146
Latin America	83	64	133	123
Africa and Middle East	60	60	119	114
Total sales	$3,034	$2,821	$5,936	$5,350

Distribution segment external sales by product line were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2025	2024	2025	2024
Power generation	$1,200	$950	$2,290	$1,655
Parts	1,011	988	2,037	1,985
Service	439	447	855	852
Engines	384	436	754	858
Total sales	$3,034	$2,821	$5,936	$5,350

Power Systems segment external sales by product line were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2025	2024	2025	2024
Power generation	$584	$490	$1,029	$850
Industrial	298	278	582	516
Generator technologies	172	120	315	230
Total sales	$1,054	$888	$1,926	$1,596

NOTE 3. PENSIONS AND OTHER POSTRETIREMENT BENEFITS
We sponsor funded and unfunded domestic and foreign defined benefit pension and other postretirement benefit (OPEB) plans. Contributions to these plans were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2025	2024	2025	2024
Defined benefit pension contributions	$11	$8	$23	$47
OPEB payments, net	2	3	3	12
Defined contribution pension plans	27	26	76	74

We anticipate making additional defined benefit pension contributions during the remainder of 2025 of $22 million for our U.S. and U.K. qualified and non-qualified pension plans. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2025 annual net periodic pension cost to approximate $79 million.

The components of net periodic pension and OPEB expense (income) under our plans were as follows:

	Pension
	U.S. Plans		U.K. Plans		OPEB
	Three months ended June 30,
In millions	2025	2024	2025	2024	2025	2024
Service cost	$33	$36	$3	$5	$—	$—
Interest cost	44	41	20	17	2	1
Expected return on plan assets	(67)	(73)	(23)	(25)	—	—
Amortization of prior service cost	—	1	1	—	—	—
Recognized net actuarial loss (gain)	3	4	6	3	(2)	—
Net periodic benefit expense	$13	$9	$7	$—	$—	$1

	Pension
	U.S. Plans		U.K. Plans		OPEB
	Six months ended June 30,
In millions	2025	2024	2025	2024	2025	2024
Service cost	$66	$71	$7	$9	$—	$—
Interest cost	87	83	38	35	3	3
Expected return on plan assets	(134)	(145)	(45)	(50)	—	—
Amortization of prior service cost	1	1	1	—	—	—
Recognized net actuarial loss (gain)	5	7	13	6	(3)	(1)
Net periodic benefit expense	$25	$17	$14	$—	$—	$2
NOTE 4. EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES
Equity, royalty and interest income from investees, net of applicable taxes, was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2025	2024	2025	2024
Manufacturing entities
Chongqing Cummins Engine Company, Ltd.	$22	$21	$45	$36
Dongfeng Cummins Engine Company, Ltd.	19	15	39	37
Beijing Foton Cummins Engine Co., Ltd.	15	10	30	23
Tata Cummins, Ltd.	7	7	17	16
All other manufacturers	14	11	21	34
Distribution entities
Komatsu Cummins Chile, Ltda.	15	14	29	27
All other distributors	4	2	12	7
Cummins share of net income	96	80	193	180
Royalty and interest income	22	23	56	46
Equity, royalty and interest income from investees	$118	$103	$249	$226

Our Amplify Cell Technologies LLC (Amplify) joint venture meets the definition of a variable interest entity since the equity-at-risk is not currently sufficient to support the future operations of the joint venture. Accelera, Daimler Truck and US Holding LLC and PACCAR, Inc. each own 30 percent of the joint venture and have two board positions, while EVE Energy owns 10 percent and has one board position. All significant decisions require majority or super-majority approval of the board. As a result, we are not the primary beneficiary of the joint venture, and it is not consolidated. We account for the joint venture using the equity method. Our Amplify joint venture will manufacture battery cells for electric commercial vehicles and industrial applications. The joint venture began operations in May 2024, but is not expected to begin production until 2027. As of June 30, 2025, we contributed $255 million and our maximum remaining required contribution to the joint venture was $551 million, which could be reduced by future government incentives received by the joint venture. Our investment balance at June 30, 2025, net of operating losses, was $220 million.
NOTE 5. INCOME TAXES
Our effective tax rates for the three and six months ended June 30, 2025, were 24.2 percent and 24.1 percent , respectively. Our effective tax rates for the three and six months ended June 30, 2024, were 23.0 percent and 13.1 percent, respectively.
The three months ended June 30, 2025, contained net favorable discrete tax items of $3 million primarily due to $4 million of favorable adjustments for uncertain tax positions, partially offset by $1 million of other unfavorable tax items.
The six months ended June 30, 2025, contained net favorable discrete tax items of $10 million, primarily due to $8 million of favorable adjustments for share-based compensation tax benefits and $5 million of favorable adjustments for uncertain tax positions, partially offset by $3 million of other unfavorable tax items.
The three months ended June 30, 2024, contained favorable discrete tax items of $9 million primarily due to share-based compensation tax benefits.
The six months ended June 30, 2024, contained favorable discrete tax items primarily due to the $1.3 billion non-taxable gain on the Atmus split-off. Other discrete tax items were $30 million favorable primarily due to adjustments related to audit settlements and share-based compensation tax benefits.
On July 4, 2025, the “One Big Beautiful Bill Act” was signed into law, enacting significant changes to U.S. federal income tax rules affecting corporations, such as the ability to immediately deduct domestic research and development costs, restoration of elective 100 percent bonus depreciation for qualified property and changes related to the international tax provisions. We are currently assessing the impact to our consolidated financial statements.

NOTE 6. MARKETABLE SECURITIES
A summary of marketable securities, all of which were classified as current, was as follows:

	June 30, 2025			December 31, 2024
In millions	Cost	Gross unrealized gains/(losses) (1)	Estimated fair value	Cost	Gross unrealized gains/(losses) (1)	Estimated fair value
Equity securities
Level 1
Publicly-traded shares	$7	$(6)	$1	$7	$(6)	$1
Level 2
Debt mutual funds	381	5	386	262	1	263
Certificates of deposit	303	—	303	262	—	262
Equity mutual funds	15	9	24	19	7	26
Debt securities	41	—	41	41	—	41
Marketable securities	$747	$8	$755	$591	$2	$593

(1) Unrealized gains and losses for debt securities are recorded in other comprehensive income while unrealized gains and losses for equity securities are recorded in our Condensed Consolidated Statements of Net Income.

The fair value of Level 1 securities is derived from the market price at the end of the period. The fair value of Level 2 securities is estimated using actively quoted prices for similar instruments from brokers and observable inputs where available, including market transactions and third-party pricing services, or net asset values provided to investors. We do not currently have any Level 3 securities, and there were no transfers between levels during the six months ended June 30, 2025, or the year ended December 31, 2024. All debt securities are classified as available-for-sale.

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
The proceeds from sales and maturities of marketable securities were as follows:

	Six months ended
	June 30,
In millions	2025	2024
Proceeds from sales of marketable securities	$562	$644
Proceeds from maturities of marketable securities	74	41
Investments in marketable securities - liquidations	$636	$685

NOTE 7. INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Inventories included the following:

In millions	June 30, 2025	December 31, 2024
Finished products	$3,137	$2,875
Work-in-process and raw materials	3,381	3,086
Inventories at FIFO cost	6,518	5,961
Excess of FIFO over LIFO	(231)	(219)
Inventories	$6,287	$5,742

NOTE 8. SUPPLEMENTAL BALANCE SHEET DATA
Other assets included the following:

In millions	June 30, 2025	December 31, 2024
Deferred income taxes	$1,293	$1,119
Operating lease assets	555	532
Corporate-owned life insurance	438	423
Other	496	559
Other assets	$2,782	$2,633

Other accrued expenses included the following:

In millions	June 30, 2025	December 31, 2024
Marketing accruals	$364	$335
Other taxes payable	262	249
Income taxes payable	261	244
Current portion of operating lease liabilities	140	130
Other	899	940
Other accrued expenses	$1,926	$1,898

Other liabilities included the following:

In millions	June 30, 2025	December 31, 2024
Accrued product warranty (1)	$865	$843
Pensions	498	503
Operating lease liabilities	433	409
Deferred income taxes	405	389
Accrued compensation	182	193
Other postretirement benefits	103	104
Long-term derivative liabilities	78	89
Other	641	619
Other liabilities	$3,205	$3,149

(1) See NOTE 10, "PRODUCT WARRANTY LIABILITY," for additional information.

NOTE 9. DEBT
Loans Payable and Commercial Paper
Loans payable, commercial paper and the related weighted-average interest rates were as follows:

In millions	June 30, 2025	December 31, 2024
Loans payable (1)	$336	$356
Commercial paper (2)	353	1,259

(1) Loans payable consist primarily of loans payable to various international and domestic financial institutions. It is not practicable to aggregate these notes and calculate a quarterly weighted-average interest rate.

(2) The weighted-average interest rate, inclusive of all brokerage fees, was 3.48 percent and 4.49 percent at June 30, 2025 and December 31, 2024, respectively.

We can issue up to $4.0 billion of unsecured, short-term promissory notes (commercial paper) pursuant to the Board authorized commercial paper programs. These programs facilitate the private placement of unsecured short-term debt through third-party brokers. We intend to use the net proceeds from the commercial paper borrowings for general corporate purposes.
Revolving Credit Facilities
On June 2, 2025, we entered into an amended and restated 5-year credit agreement that allows us to borrow up to $2.0 billion of unsecured funds at any time prior to June 2, 2030. The credit agreement amended and restated the prior $2.0 billion 5-year credit agreement that would have matured on June 3, 2029.
On June 2, 2025, we entered into a new 3-year credit agreement that allows us to borrow up to $2.0 billion of unsecured funds at any time prior to June 2, 2028. The credit agreement replaced the prior $2.0 billion 364-day credit facility that matured on June 2, 2025.
Our committed credit facilities provide access up to $4.0 billion from our $2.0 billion 3-year credit facility that expires on June 2, 2028 and our $2.0 billion 5-year facility that expires on June 2, 2030. We intend to maintain credit facilities at the current or higher aggregate amounts by renewing or replacing these facilities at or before expiration. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. There were no outstanding borrowings under these facilities at June 30, 2025 and December 31, 2024. At June 30, 2025, the $353 million of outstanding commercial paper effectively reduced the $4.0 billion of revolving credit capacity to $3.6 billion.
At June 30, 2025, we also had an additional $725 million available for borrowings under our uncommitted international and other domestic credit facilities.

Long-term Debt
A summary of long-term debt was as follows:

In millions	Interest Rate	June 30, 2025	December 31, 2024
Long-term debt
Hydrogenics promissory notes, due 2025	—%	$55	$110
Senior notes, due 2025 (1)	0.75%	500	500
Debentures, due 2027	6.75%	58	58
Debentures, due 2028	7.125%	250	250
Senior notes, due 2028	4.25%	300	—
Senior notes, due 2029	4.90%	500	500
Senior notes, due 2030 (1)	1.50%	850	850
Senior notes, due 2031	4.70%	700	—
Senior notes, due 2034	5.15%	750	750
Senior notes, due 2035	5.30%	1,000	—
Senior notes, due 2043	4.875%	500	500
Senior notes, due 2050	2.60%	650	650
Senior notes, due 2054	5.45%	1,000	1,000
Debentures, due 2098 (2)	5.65%	165	165
Other debt		167	160
Unamortized discount and deferred issuance costs		(95)	(89)
Fair value adjustments due to hedge on indebtedness		(59)	(85)
Finance leases		131	125
Total long-term debt		7,422	5,444
Less: Current maturities of long-term debt		615	660
Long-term debt		$6,807	$4,784

(1) In 2021, we entered into a series of interest rate swaps to effectively convert debt from a fixed rate to floating rate. In March of 2025, we settled the remainder of the interest rate swaps on our debt due in 2025. See "Interest Rate Risk" in NOTE 13, "DERIVATIVES," for additional information.

(2) The effective interest rate is 7.48 percent.

On May 9, 2025, we issued $2.0 billion aggregate principal amount of senior unsecured notes consisting of $300 million aggregate principal amount of 4.25 percent senior unsecured notes due in 2028, $700 million aggregate principal amount of 4.70 percent senior unsecured notes due in 2031 and $1.0 billion aggregate principal amount of 5.30 percent senior unsecured notes due in 2035. Net of the discount and underwriter fees, we received net proceeds of $1.99 billion. The senior unsecured notes due in 2028 and 2035 pay interest semi-annually on May 9 and November 9, commencing on November 9, 2025. The senior unsecured notes due in 2031 pay interest semi-annually on February 15 and August 15, commencing on February 15, 2026. The indenture governing the senior unsecured notes contains covenants that, among other matters, limit (i) our ability to consolidate or merge into, or sell, assign, convey, lease, transfer or otherwise dispose of all or substantially all of our and our subsidiaries' assets to another person, (ii) our and certain of our subsidiaries' ability to create or assume liens and (iii) our and certain of our subsidiaries' ability to engage in sale and leaseback transactions.
Principal payments required on long-term debt during the next five years are as follows:

In millions	2025	2026	2027	2028	2029
Principal payments	$594	$82	$114	$595	$536
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

Fair Value of Debt
Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair values and carrying values of total debt, including current maturities, were as follows:

In millions	June 30, 2025	December 31, 2024
Fair value of total debt (1)	$7,805	$6,651
Carrying value of total debt	8,111	7,059

(1) The fair value of debt is derived from Level 2 input measures.
NOTE 10. PRODUCT WARRANTY LIABILITY
A tabular reconciliation of the product warranty liability, including the deferred revenue related to our extended warranty coverage and accrued product campaigns, was as follows:

	Six months ended
	June 30,
In millions	2025	2024
Balance at beginning of year	$2,623	$2,497
Provision for base warranties issued	316	331
Deferred revenue on extended warranty contracts sold	213	180
Provision for product campaigns issued	20	23
Payments made during period	(358)	(360)
Amortization of deferred revenue on extended warranty contracts	(144)	(148)
Changes in estimates for pre-existing product warranties and campaigns	30	98
Foreign currency translation adjustments and other	(7)	(18)
Balance at end of period	$2,693	$2,603

We recognized supplier recoveries of $13 million and $19 million for the three and six months ended June 30, 2025, compared with $12 million and $34 million for the comparable periods in 2024.
Warranty related deferred revenues and warranty liabilities on our Condensed Consolidated Balance Sheets were as follows:

In millions	June 30, 2025	December 31, 2024	Balance Sheet Location
Deferred revenue related to extended coverage programs
Current portion	$293	$286	Current portion of deferred revenue
Long-term portion	878	815	Deferred revenue
Total	$1,171	$1,101

Product warranty
Current portion	$657	$679	Current portion of accrued product warranty
Long-term portion	865	843	Other liabilities
Total	$1,522	$1,522

Total warranty accrual	$2,693	$2,623

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
Guarantees and Commitments
Periodically, we enter into guarantee arrangements, including guarantees of non-U.S. distributor financings, residual value guarantees on equipment under operating leases and other miscellaneous guarantees of joint ventures or third-party obligations. At June 30, 2025, the maximum potential loss related to these guarantees was $50 million.
We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. At June 30, 2025, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $635 million. These arrangements enable us to secure supplies of critical components and IT services. We do not currently anticipate paying any penalties under these contracts.

We enter into physical forward contracts with suppliers of platinum and palladium to purchase certain volumes of the commodities at contractually stated prices for various periods, which generally fall within two years. At June 30, 2025, the total commitments under these contracts were $48 million. These arrangements enable us to guarantee the prices of these commodities, which otherwise are subject to market volatility.
We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance. These performance bonds and other performance-related guarantees were $270 million at June 30, 2025.
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

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE LOSS
Following are the changes in accumulated other comprehensive income (loss) by component for the three months ended:

In millions	Change in pension and OPEB plans	Foreign currency translation adjustment	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at March 31, 2025	$(870)	$(1,602)	$106	$(2,366)
Other comprehensive income (loss) before reclassifications
Before-tax amount	—	173	3	176	$2	$178
Tax benefit (expense)	—	22	(1)	21	—	21
After-tax amount	—	195	2	197	2	199
Amounts reclassified from accumulated other comprehensive income (loss) (1)	7	—	(5)	2	—	2
Net current period other comprehensive income (loss)	7	195	(3)	199	$2	$201
Balance at June 30, 2025	$(863)	$(1,407)	$103	$(2,167)

Balance at March 31, 2024	$(861)	$(1,514)	$111	$(2,264)
Other comprehensive income (loss) before reclassifications
Before-tax amount	6	(82)	4	(72)	$(2)	$(74)
Tax benefit (expense)	—	1	(1)	—	—	—
After-tax amount	6	(81)	3	(72)	(2)	(74)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	7	—	(6)	1	—	1
Net current period other comprehensive income (loss)	13	(81)	(3)	(71)	$(2)	$(73)
Balance at June 30, 2024	$(848)	$(1,595)	$108	$(2,335)

(1) Amounts are net of tax. Reclassifications out of accumulated other comprehensive income (loss) and the related tax effects are immaterial for separate disclosure.

Following are the changes in accumulated other comprehensive income (loss) by component for the six months ended:

In millions	Change in pension and OPEB plans	Foreign currency translation adjustment		Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at December 31, 2024	$(843)	$(1,717)		$115	$(2,445)
Other comprehensive income (loss) before reclassifications
Before-tax amount	(44)	277		1	234	$4	$238
Tax benefit	10	33		—	43	—	43
After-tax amount	(34)	310		1	277	4	281
Amounts reclassified from accumulated other comprehensive income (loss) (1)	14	—		(13)	1	—	1
Net current period other comprehensive (loss) income	(20)	310		(12)	278	$4	$282
Balance at June 30, 2025	$(863)	$(1,407)		$103	$(2,167)

Balance at December 31, 2023	$(848)	$(1,457)		$99	$(2,206)
Other comprehensive income (loss) before reclassifications
Before-tax amount	(15)	(198)		26	(187)	$(5)	$(192)
Tax benefit (expense)	3	(1)		(6)	(4)	—	(4)
After-tax amount	(12)	(199)		20	(191)	(5)	(196)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	12	61	(2)	(11)	62	—	62
Net current period other comprehensive (loss) income	—	(138)		9	(129)	$(5)	$(134)
Balance at June 30, 2024	$(848)	$(1,595)		$108	$(2,335)

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
Foreign Currency Exchange Rate Risk
We had foreign currency forward contracts with notional amounts of $5.3 billion at June 30, 2025, with the following currencies comprising 85 percent of outstanding foreign currency forward contracts: British pound, Chinese renminbi, Euro, Australian dollar and Canadian dollar. We had foreign currency forward contracts with notional amounts of $3.6 billion at December 31, 2024, with the following currencies comprising 86 percent of outstanding foreign currency forward contracts: British pound, Chinese renminbi, Australian dollar, Canadian dollar and Euro.
We are further exposed to foreign currency exchange risk as many of our subsidiaries are subject to fluctuations as the functional currencies of the underlying entities are not our U.S. dollar reporting currency. To help reduce volatility in the equity value of our subsidiaries, we enter into foreign exchange forwards designated as net investment hedges for certain of our investments. Under the current terms of our foreign exchange forwards, we agreed with third parties to sell British pounds, Chinese renminbi and Euros in exchange for U.S. dollar currency at a specified rate at the maturity of the contract. The notional amount of these hedges at June 30, 2025, was $1.6 billion. In the second quarter of 2025, we began entering into cross-currency interest rate swaps designated as net investment hedges for certain of our investments to help reduce volatility in the equity value of our subsidiaries. Under the current terms of our cross-currency interest rate swaps, we generally pay fixed-rate interest in Euros or Chinese renminbi and receive fixed-rate interest in U.S. dollars. The notional amount of these hedges at June 30, 2025, was $500 million.
The following table summarizes our net investment hedge activity in accumulated other comprehensive loss (AOCL):

	Three months ended				Six months ended
	June 30,				June 30,
In millions	2025		2024		2025		2024
Type of Derivative	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Earnings	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Earnings	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Earnings	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Earnings
Foreign exchange forwards	$(45)	$—	$(3)	$—	$(69)	$—	$3	$—
Cross-currency interest rate swaps	(8)	—	—	—	(8)	—	—	—

Interest Rate Risk
In 2021, we entered into a series of interest rate swaps to effectively convert our $500 million senior notes, due in 2025, from a fixed rate of 0.75 percent to a floating rate equal to the three-month London Interbank Offered Rate (LIBOR) plus a spread (subsequently adjusted to Secured Overnight Financing Rate (SOFR) under a fallback protocol in our derivative agreements). We also entered into a series of interest rate swaps to effectively convert $765 million of our $850 million senior notes, due in 2030, from a fixed rate of 1.50 percent to a floating rate equal to the three-month LIBOR plus a spread (also similarly adjusted to SOFR). We designated the swaps as fair value hedges. The gain or loss on these derivative instruments, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, were recognized in current income as interest expense. The net swap settlements that accrue each period were also reported in our Condensed Consolidated Financial Statements as interest expense. In 2023 and 2024, we settled a portion of these swaps with the immaterial losses amortized over the remaining term of the related debt. In the first quarter of 2025, we settled the remainder of the $350 million interest rate swaps, at their expiration date, on our debt due in 2025. The interest rate swaps on our 2030 debt had $680 million of the notional amounts outstanding at June 30, 2025.

The following table summarizes the gains and losses:

	Three months ended				Six months ended
	June 30,				June 30,
In millions	2025		2024		2025		2024
Type of Swap	Gain (Loss) on Swaps	Gain (Loss) on Borrowings	Gain (Loss) on Swaps	Gain (Loss) on Borrowings	Gain (Loss) on Swaps	Gain (Loss) on Borrowings	Gain (Loss) on Swaps	Gain (Loss) on Borrowings
Interest rate swaps (1)	$10	$(12)	$3	$(6)	$27	$(26)	$(7)	$8

(1) The difference between the gain (loss) on swaps and borrowings represents hedge ineffectiveness.
In the first quarter of 2025, we entered into a series of interest rate lock agreements including 5-year and 10-year locks, with notional amounts totaling $200 million and $400 million, respectively, to reduce variability of cash flows of interest payments on total fixed rate debt forecasted to be issued in 2025 to replace our senior notes at maturity and for other general purposes. In the second quarter of 2025, we entered into additional 10-year interest rate lock agreements with notional amounts totaling $100 million. The terms of the rate locks mirrored the time period of the expected fixed rate debt issuances and the expected timing of interest payments on planned debt issuances. The gains and losses on these derivative instruments were initially recorded in other comprehensive income and will be released to earnings in interest expense in future periods to reflect the difference in (1) the fixed rates economically locked in at the inception of the hedge and (2) the actual fixed rates established in the debt instrument at issuance. In the second quarter of 2025, with the issuance of senior unsecured notes, we settled all interest rate lock agreements with a notional amount of $700 million. The immaterial net losses from settlement will be amortized over the remaining term of the related debt. Amortization of net losses were immaterial for the three and six months ended June 30, 2025.
Derivatives Not Designated as Hedging Instruments
The following table summarizes the effect on our Condensed Consolidated Statements of Net Income for derivative instruments not designated as hedging instruments:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2025	2024	2025	2024
(Loss) gain recognized in income - Cost of sales (1)	$(1)	$1	$(4)	$1
Gain (loss) recognized in income - Other income, net (1)	89	(4)	150	(44)

(1) Includes foreign currency forward contracts.

Fair Value Amount and Location of Derivative Instruments
The following table summarizes the location and fair value of derivative instruments on our Condensed Consolidated Balance Sheets:

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
In millions	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Notional amount	$3,592	$3,512	$4,503	$2,713

Derivative assets
Prepaid expenses and other current assets (1)	$26	$60	$70	$6
Other assets	—	6	—	—
Total derivative assets (1)	$26	$66	$70	$6

Derivative liabilities
Other accrued expenses	$40	$10	$7	$67
Other liabilities	78	89	—	—
Total derivative liabilities (1)	$118	$99	$7	$67

(1) Estimates of the fair value of all derivative assets and liabilities above are derived from Level 2 inputs, which are estimated using actively quoted prices for similar instruments from brokers and observable inputs where available, including market transactions and third-party pricing services, or net asset values provided to investors. We do not currently have any Level 3 input measures and there were no transfers into or out of Level 2 or 3 during the six months ended June 30, 2025, or the year ended December 31, 2024.

We elected to present our derivative contracts on a gross basis in our Condensed Consolidated Balance Sheets. Had we chosen to present on a net basis, we would have derivatives in a net asset position of $28 million and $37 million and derivatives in a net liability position of $57 million and $131 million at June 30, 2025 and December 31, 2024, respectively.
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
We evaluated the full divestiture of Atmus and determined the transaction did not qualify for discontinued operation presentation. We recognized a gain related to the divestiture of approximately $1.3 billion (based on the difference between the fair value of the Cummins shares obtained less the carrying value of our Atmus investment), which was recorded in other income, net in our Condensed Consolidated Statements of Net Income for the six months ended June 30, 2024. Approximately $114 million of goodwill was included in the carrying value of the Atmus investment for purposes of calculating the gain. The operating results of Atmus were reported in our Condensed Consolidated Financial Statements through March 18, 2024, the date of divestiture.
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
NOTE 15. REPORTABLE SEGMENTS
Reportable segments under GAAP are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (CODM), or decision-making group, in deciding how to allocate resources and in assessing performance. Our CODM is the Chief Executive Officer.

Our reportable segments consist of Engine, Components, Distribution, Power Systems and Accelera. This reporting structure is organized according to the products and markets each segment serves. The Engine segment produces engines (15 liters and smaller) and associated parts for sale to customers in on-highway and various off-highway markets. Our engines are used in trucks of all sizes, buses and recreational vehicles, as well as in various industrial applications, including construction, agriculture, power generation systems and other off-highway applications. The Components segment sells axles, drivelines, brakes and suspension systems for commercial diesel and natural gas applications, aftertreatment systems, turbochargers, fuel systems, valvetrain technologies, automated transmissions and electronics. The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets and service parts, as well as performing service and repair activities on our products, maintaining relationships with various OEMs throughout the world and providing selected sales and aftermarket support for our Accelera business. The Power Systems segment is an integrated power provider, which designs, manufactures and sells standby and prime power generators, engines (16 liters and larger) for standby and prime power generator sets and industrial applications (including mining, oil and gas, marine, rail and defense), alternators and other power components. The Accelera segment designs, manufactures, sells and supports electrified power systems with innovative components and subsystems, including battery, fuel cell and electric powertrain technologies as well as hydrogen production technologies. The Accelera segment is currently in the early stages of commercializing these technologies with efforts primarily focused on the development of electrified power systems and related components and subsystems and our electrolyzers for hydrogen production. We continue to serve all our markets as they adopt electrification and alternative power technologies, meeting the needs of our OEM partners and end customers.
Our CODM uses segment earnings or losses before interest expense, income taxes, depreciation and amortization and noncontrolling interests (EBITDA) as the basis for the CODM to evaluate the performance of each of our reportable segments. EBITDA provides our CODM with a full picture of the profitability of a segment to drive decisions and resource allocation. EBITDA is used as the key profitability measure when we set our annual operating plan, is the metric with which our CODM assesses results and is a key component of our annual variable compensation plans. Segment amounts exclude certain expenses not specifically identifiable to segments.
The accounting policies of our reportable segments are the same as those applied in our Condensed Consolidated Financial Statements. We prepared the financial results of our reportable segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. We allocate certain common costs and expenses, primarily corporate functions, among segments differently than we would for stand-alone financial information prepared in accordance with GAAP. These include certain costs and expenses of shared services, such as IT, human resources, legal, finance and supply chain management. We do not allocate gains or losses of corporate-owned life insurance and the gain and certain costs related to the divestiture of Atmus. See NOTE 14, "ATMUS DIVESTITURE," for additional information. EBITDA may not be consistent with measures used by other companies.

Summarized financial information regarding our reportable segments for the three and six months ended June 30, 2025 and 2024 is shown in the table below:

In millions	Engine	Components	Distribution	Power Systems	Accelera	Total Segments
Three months ended June 30, 2025
External sales	$2,162	$2,295	$3,034	$1,054	$98	$8,643
Intersegment sales	737	410	7	835	7	1,996
Total sales	2,899	2,705	3,041	1,889	105	10,639
Cost of goods sold (excluding warranty expenses)	2,168	2,161	2,419	1,290	132	8,170
Warranty expenses	119	28	5	26	12	190
Selling expenses	61	40	154	41	7	303
Administrative expenses	146	121	89	106	14	476
Research, development and engineering expenses	151	77	14	69	46	357
Equity, royalty and interest income (loss) from investees	60	10	26	27	(5)	118
Other income (expense) (1)	18	(18)	27	11	(2)	36
Add back: Depreciation and amortization (2)	68	127	32	35	13	275
Segment EBITDA	$400	$397	$445	$430	$(100)	$1,572

Interest income (3)	$8	$10	$7	$4	$1	$30

Three months ended June 30, 2024
External sales	$2,468	$2,518	$2,821	$888	$101	$8,796
Intersegment sales	683	464	8	701	10	1,866
Total sales	3,151	2,982	2,829	1,589	111	10,662
Cost of goods sold (excluding warranty expenses)	2,327	2,369	2,301	1,107	144	8,248
Warranty expenses	122	66	5	24	6	223
Selling expenses	56	43	157	47	7	310
Administrative expenses	147	135	107	105	19	513
Research, development and engineering expenses	167	81	14	63	54	379
Equity, royalty and interest income (loss) from investees	48	13	24	26	(8)	103
Other income (expense) (1)	4	(16)	15	—	(5)	(2)
Add back: Depreciation and amortization (2)	61	121	30	32	15	259
Segment EBITDA	$445	$406	$314	$301	$(117)	$1,349

Interest income (3)	$7	$9	$11	$3	$—	$30

In millions	Engine	Components		Distribution	Power Systems	Accelera	Total Segments
Six months ended June 30, 2025
External sales	$4,202	$4,565		$5,936	$1,926	$188	$16,817
Intersegment sales	1,468	810		12	1,612	20	3,922
Total sales	5,670	5,375		5,948	3,538	208	20,739
Cost of goods sold (excluding warranty expenses)	4,204	4,300		4,751	2,380	253	15,888
Warranty expenses	204	54		11	58	20	347
Selling expenses	120	81		311	87	14	613
Administrative expenses	284	240		180	206	27	937
Research, development and engineering expenses	306	152		28	126	89	701
Equity, royalty and interest income (loss) from investees	133	17		54	56	(11)	249
Other income (expense) (1)	38	(35)		36	14	(5)	48
Add back: Depreciation and amortization (2)	135	249		64	68	25	541
Segment EBITDA	$858	$779		$821	$819	$(186)	$3,091

Interest income (3)	$18	$17		$12	$8	$1	$56

Six months ended June 30, 2024
External sales	$4,708	$5,360		$5,350	$1,596	$185	$17,199
Intersegment sales	1,371	954		14	1,382	19	3,740
Total sales	6,079	6,314		5,364	2,978	204	20,939
Cost of goods sold (excluding warranty expenses)	4,517	5,005		4,347	2,104	264	16,237
Warranty expenses	227	128		10	39	14	418
Selling expenses	108	98		310	87	15	618
Administrative expenses	291	293		198	204	32	1,018
Research, development and engineering expenses	321	165		28	123	109	746
Equity, royalty and interest income (loss) from investees	105	39		48	45	(11)	226
Other income (expense) (1)	20	(31)		28	6	(6)	17
Add back: Depreciation and amortization (2)	119	246		61	66	29	521
Segment EBITDA	$859	$879	(4)	$608	$538	$(218)	$2,666

Interest income (3)	$14	$17		$22	$6	$—	$59

(1) Other income (expense) includes other operating expense, net and other income, net from our Condensed Consolidated Statements of Net Income.
(2) Depreciation and amortization are not considered significant segment expenses but are presented here to reconcile to EBITDA, the measure used by our CODM. Depreciation and amortization, as shown on a segment basis, excludes the amortization of debt discount and deferred costs included in our Condensed Consolidated Statements of Net Income as interest expense. The amortization of debt discount and deferred costs was $7 million and $7 million for the six months ended June 30, 2025 and June 30, 2024, respectively. A portion of depreciation expense is included in research, development and engineering expenses.

(3) Interest income is a component of other income (expense).
(4) Included $21 million of costs associated with the divestiture of Atmus for the six months ended June 30, 2024. See NOTE 14, "ATMUS DIVESTITURE," for additional information.

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Net Income is shown in the table below:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2025	2024	2025	2024
TOTAL SEGMENT EBITDA	$1,572	$1,349	$3,091	$2,666
Intersegment eliminations and other (1)	15	(4)	(44)	1,251	(2)
Less:
Interest expense	87	109	164	198
Depreciation and amortization	275	259	541	521
INCOME BEFORE INCOME TAXES	$1,225	$977	$2,342	$3,198

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
•any adverse consequences resulting from entering into agreements with the U.S. Environmental Protection Agency, California Air Resources Board, the Environmental and Natural Resources Division of the U.S. Department of Justice and the California Attorney General's Office to resolve certain regulatory civil claims regarding our emissions certification and compliance process for certain engines primarily used in pick-up truck applications in the U.S., which became final and effective in April 2024, (collectively, the Settlement Agreements), including required additional mitigation projects, adverse reputational impacts and potential resulting legal actions;
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
•REPORTABLE SEGMENT RESULTS
•OUTLOOK
•LIQUIDITY AND CAPITAL RESOURCES
•APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
•RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
EXECUTIVE SUMMARY AND FINANCIAL HIGHLIGHTS
Overview
We are a global power solutions leader comprised of five business segments - Engine, Components, Distribution, Power Systems and Accelera - supported by our global manufacturing and extensive service and support network, skilled workforce and vast technical expertise. Our products range from advanced diesel, natural gas, electric and hybrid powertrains and powertrain-related components including aftertreatment, turbochargers, fuel systems, valvetrain technologies, controls systems, air handling systems, automated transmissions, axles, drivelines, brakes, suspension systems, electric power generation systems, electrified power systems with innovative components and subsystems, including battery, fuel cell and electric power technologies and hydrogen production technologies. We sell our products to original equipment manufacturers (OEMs), distributors, dealers and other customers worldwide. We have long-standing relationships with many of the leading manufacturers in the markets we serve, including PACCAR Inc., Traton Group, Daimler Trucks AG and Stellantis N.V. We serve our customers through a service network of approximately 650 wholly-owned, joint venture and independent distributor locations and more than 19,000 Cummins certified dealer locations in approximately 190 countries and territories.
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
Uncertain Tariff Environment
As disclosed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024, we operate our business on a global basis and changes in international, national and regional trade laws, regulations and policies affecting and/or restricting international trade, including higher tariffs and trade disruptions (such as embargoes, sanctions and export controls), could adversely impact the demand for our products and our competitive position. The uncertain tariff environment, marked by the U.S. imposition of tariffs on certain countries, followed by the imposition of retaliatory tariffs on U.S. goods and services by certain countries has introduced significant market volatility and raised concerns about potential economic impacts. Our primary risks include reduced global movement of goods impacting freight activity, increased costs for suppliers and end-users and uncertainty around the availability of supply, all of which could contribute to a decline in business confidence, a reduction in demand for our products and increased product costs. Our tariff related costs increased during the second quarter. We have and continue to look for ways to mitigate these costs including discussions with our suppliers, sourcing alternatives and agreements with our customers to recover these costs. The financial impact of tariffs, net of mitigation actions, was immaterial to our profitability and operating cash flows in the second quarter of 2025. We expect tariff-related costs and recoveries to increase from second quarter levels, assuming that the current level of tariffs remain in place. The continued tariff costs, the effectiveness of our mitigation efforts and the resulting market volatility could materially and adversely affect our results of operations, financial condition and cash flows in the future. We will continue work to minimize the related impacts to our business to the extent possible. See the "OUTLOOK" section for a discussion of the potential tariff impacts for the remainder of 2025.
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
2025 Second Quarter and Year-to-Date Results
A summary of our results is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions, except per share amounts	2025	2024	2025	2024	(1)
Net sales	$8,643	$8,796	$16,817	$17,199
Net income attributable to Cummins Inc.	890	726	1,714	2,719
Earnings per common share attributable to Cummins Inc.
Basic	$6.46	$5.30	$12.45	$19.53
Diluted	6.43	5.26	12.38	19.42

(1) Net income and earnings per common share included the $1.3 billion non-taxable gain associated with the divestiture of Atmus for the six months ended June 30, 2024. See NOTE 14, "ATMUS DIVESTITURE," to our Condensed Consolidated Financial Statements for additional information.

Net income attributable to Cummins Inc. was $890 million, or $6.43 per diluted share, on sales of $8.6 billion for the three months ended June 30, 2025, versus the comparable prior year period net income attributable to Cummins Inc. of $726 million, or $5.26 per diluted share, on sales of $8.8 billion. The increases in net income attributable to Cummins Inc. and earnings per diluted share were driven by the strong growth in power generation markets, especially data center and commercial markets, favorable non-tariff pricing mainly related to the launch of updated engine products in light-duty markets and lower compensation expenses, partially offset by lower demand in on-highway truck markets.
Net income attributable to Cummins Inc. was $1.7 billion, or $12.38 per diluted share, on sales of $16.8 billion for the six months ended June 30, 2025, versus the comparable prior year period net income attributable to Cummins Inc. of $2.7 billion, or $19.42 per diluted share, on sales of $17.2 billion. The decreases in net income attributable to Cummins Inc. and earnings per diluted share were driven by the absence of the $1.3 billion gain recognized on the divestiture of Atmus in the first quarter of 2024 and lower demand in on-highway truck markets, partially offset by the strong growth in power generation markets, especially data center and commercial markets, favorable non-tariff pricing mainly related to the launch of updated engine products in light-duty markets and lower compensation expenses. See NOTE 14, "ATMUS DIVESTITURE," to our Condensed Consolidated Financial Statements for additional information.

The table below presents our consolidated net sales by geographic area based on the location of the customer:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
In millions	2025	2024	Amount	Percent	2025	2024	Amount	Percent
United States and Canada	$5,189	$5,501	$(312)	(6)%	$10,243	$10,612	$(369)	(3)%
International	3,454	3,295	159	5%	6,574	6,587	(13)	—%
Total net sales	$8,643	$8,796	$(153)	(2)%	$16,817	$17,199	$(382)	(2)%

Worldwide revenues decreased by 2 percent in the three months ended June 30, 2025, compared to the same period in 2024, primarily due to the weaker demand in on-highway truck markets, partially offset by higher demand in power generation markets, especially data center and commercial markets. Net sales in the U.S. and Canada declined 6 percent primarily due to the lower demand in heavy-duty and medium-duty markets, partially offset by higher sales in power generation markets. International sales (excludes the U.S. and Canada) improved 5 percent primarily due to higher sales in Europe and China, partially offset by lower sales in Asia Pacific. The increase in international sales was primarily due to higher power generation demand, partially offset by lower demand in on-highway markets.
Worldwide revenues decreased by 2 percent in the six months ended June 30, 2025, compared to the same period in 2024, mainly due to weaker demand in on-highway truck markets and the divestiture of Atmus, partially offset by higher demand in power generation markets, especially data center and commercial markets. Net sales in the U.S. and Canada declined 3 percent mainly due to lower demand in on-highway truck markets and the divestiture of Atmus in the first quarter of 2024, partially offset by higher sales in power generation markets. International sales (excludes the U.S. and Canada) remained flat primarily due to lower sales in Latin America, offset by higher sales in China. Weaker demand in on-highway truck markets and the divestiture of Atmus were offset by higher power generation demand. Unfavorable foreign currency fluctuations impacted international sales by 2 percent (primarily the Brazilian real and Indian rupee). See NOTE 14, "ATMUS DIVESTITURE," to our Condensed Consolidated Financial Statements for additional information.
The following tables contain sales and EBITDA (defined as earnings or losses before interest expense, income taxes, depreciation and amortization and noncontrolling interests) by reportable segment for the three and six months ended June 30, 2025 and 2024. See NOTE 15, "REPORTABLE SEGMENTS," to our Condensed Consolidated Financial Statements for additional information and a reconciliation of our segment information to the corresponding amounts in our Condensed Consolidated Statements of Net Income.

	Three months ended June 30,
Reportable Segments	2025			2024			Percent change
		Percent			Percent		2025 vs. 2024
In millions	Sales	of Total	EBITDA	Sales	of Total	EBITDA	Sales	EBITDA
Engine	$2,899	27%	$400	$3,151	30%	$445	(8)%	(10)%
Components	2,705	25%	397	2,982	28%	406	(9)%	(2)%
Distribution	3,041	29%	445	2,829	26%	314	7%	42%
Power Systems	1,889	18%	430	1,589	15%	301	19%	43%
Accelera	105	1%	(100)	111	1%	(117)	(5)%	15%
Total segments	10,639	100%	1,572	10,662	100%	1,349	—%	17%
Intersegment eliminations	(1,996)		15	(1,866)		(4)	7%	NM
Total	$8,643		$1,587	$8,796		$1,345	(2)%	18%

"NM" - not meaningful information

	Six months ended June 30,
Reportable Segments	2025			2024				Percent change
		Percent			Percent			2025 vs. 2024
In millions	Sales	of Total	EBITDA	Sales	of Total	EBITDA		Sales	EBITDA
Engine	$5,670	27%	$858	$6,079	29%	$859		(7)%	—%
Components	5,375	26%	779	6,314	30%	879		(15)%	(11)%
Distribution	5,948	29%	821	5,364	26%	608		11%	35%
Power Systems	3,538	17%	819	2,978	14%	538		19%	52%
Accelera	208	1%	(186)	204	1%	(218)		2%	15%
Total segments	20,739	100%	3,091	20,939	100%	2,666		(1)%	16%
Intersegment eliminations	(3,922)		(44)	(3,740)		1,251	(1)	5%	NM
Total	$16,817		$3,047	$17,199		$3,917	(1)	(2)%	(22)%

"NM" - not meaningful information
(1) Intersegment eliminations and total EBITDA included a $1.3 billion gain related to the divestiture of Atmus and total EBITDA included $35 million of costs associated with the divestiture of Atmus for the six months ended June 30, 2024. See NOTE 14, "ATMUS DIVESTITURE," to our Condensed Consolidated Financial Statements for additional information.

2025 Highlights
We generated $782 million in cash from operations for the six months ended June 30, 2025, compared to using $575 million for the comparable period in 2024. See the section titled "Cash Flows" in the "LIQUIDITY AND CAPITAL RESOURCES" section for a discussion of items impacting cash flows.
Our debt to capital ratio (total capital defined as debt plus equity) at June 30, 2025, was 38.7 percent, compared to 38.4 percent at December 31, 2024. The increase was primarily due to higher debt balances at June 30, 2025, partially offset by increased equity balances from strong earnings since December 31, 2024. At June 30, 2025, we had $3.1 billion in cash and marketable securities on hand and access to our $4.0 billion credit facilities (net of $353 million of commercial paper outstanding), if necessary, to meet working capital, investment, acquisition and funding needs.
In July 2025, the Board of Directors (Board) authorized an increase to our quarterly dividend of approximately 10 percent from $1.82 per share to $2.00 per share.
On July 4, 2025, the “One Big Beautiful Bill Act” was signed into law, enacting significant changes to U.S. federal income tax rules affecting corporations, such as the ability to immediately deduct domestic research and development costs, restoration of elective 100 percent bonus depreciation for qualified property and changes related to the international tax provisions. We are currently assessing the impact to our consolidated financial statements.
On June 2, 2025, we entered into an amended and restated 5-year credit agreement that allows us to borrow up to $2.0 billion of unsecured funds at any time prior to June 2, 2030. The credit agreement amended and restated the prior $2.0 billion 5-year credit agreement that would have matured on June 3, 2029.
On June 2, 2025, we entered into a new 3-year credit agreement that allows us to borrow up to $2.0 billion of unsecured funds at any time prior to June 2, 2028. The credit agreement replaced the prior $2.0 billion 364-day credit facility that matured on June 2, 2025.
On May 9, 2025, we issued $2.0 billion aggregate principal amount of senior unsecured notes consisting of $300 million aggregate principal amount of 4.25 percent senior unsecured notes due in 2028, $700 million aggregate principal amount of 4.70 percent senior unsecured notes due in 2031 and $1.0 billion aggregate principal amount of 5.30 percent senior unsecured notes due in 2035. Net of the discount and underwriter fees, we received net proceeds of $1.99 billion. See NOTE 9, "DEBT," to our Condensed Consolidated Financial Statements for additional information.
In the first six months of 2025, we entered into a series of interest rate lock agreements including 5-year and 10-year locks, with notional amounts totaling $200 million and $500 million, respectively, to reduce variability of cash flows of interest payments on debt forecasted to be issued in 2025 to replace our senior notes at maturity and for other general purposes. In the second quarter of 2025, with the issuance of senior unsecured notes, we settled all $700 million of interest rate lock agreements. The immaterial net losses from settlement will be amortized over the remaining term of the related debt. See NOTE 13, "DERIVATIVES," to our Condensed Consolidated Financial Statements for additional information.
In the first quarter of 2025, we settled the remaining $350 million of interest rate swaps, at their expiration date, on our debt due in 2025. See NOTE 13, "DERIVATIVES," to our Condensed Consolidated Financial Statements for additional information.

In the first six months of 2025, the investment gain on our U.S. pension trusts was 4.6 percent, while our U.K. pension trusts' loss was 0.8 percent. We anticipate making additional defined benefit pension contributions during the remainder of 2025 of $22 million for our U.S. and U.K. qualified and non-qualified pension plans. We expect our 2025 annual net periodic pension cost to approximate $79 million.
As of the date of this filing, our credit ratings and outlooks from the credit rating agencies remain unchanged.
RESULTS OF OPERATIONS

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
In millions, except per share amounts	2025	2024	Amount	Percent	2025	2024	Amount	Percent
NET SALES	$8,643	$8,796	$(153)	(2)%	$16,817	$17,199	$(382)	(2)%
Cost of sales	6,362	6,603	241	4%	12,381	12,965	584	5%
GROSS MARGIN	2,281	2,193	88	4%	4,436	4,234	202	5%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	779	828	49	6%	1,550	1,667	117	7%
Research, development and engineering expenses	357	379	22	6%	701	748	47	6%
Equity, royalty and interest income from investees	118	103	15	15%	249	226	23	10%
Other operating expense, net	37	44	7	16%	74	77	3	4%
OPERATING INCOME	1,226	1,045	181	17%	2,360	1,968	392	20%
Interest expense	87	109	22	20%	164	198	34	17%
Other income, net	86	41	45	NM	146	1,428	(1,282)	(90)%
INCOME BEFORE INCOME TAXES	1,225	977	248	25%	2,342	3,198	(856)	(27)%
Income tax expense	297	225	(72)	(32)%	564	418	(146)	(35)%
CONSOLIDATED NET INCOME	928	752	176	23%	1,778	2,780	(1,002)	(36)%
Less: Net income attributable to noncontrolling interests	38	26	(12)	(46)%	64	61	(3)	(5)%
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$890	$726	$164	23%	$1,714	$2,719	$(1,005)	(37)%
Diluted Earnings Per Common Share Attributable to Cummins Inc.	$6.43	$5.26	$1.17	22%	$12.38	$19.42	$(7.04)	(36)%

"NM" - not meaningful information

	Three months ended		Favorable/ (Unfavorable)	Six months ended		Favorable/ (Unfavorable)
	June 30,			June 30,
Percent of sales	2025	2024	Percentage Points	2025	2024	Percentage Points
Gross margin	26.4%	24.9%	1.5	26.4%	24.6%	1.8
Selling, general and administrative expenses	9.0%	9.4%	0.4	9.2%	9.7%	0.5
Research, development and engineering expenses	4.1%	4.3%	0.2	4.2%	4.3%	0.1

Net Sales
Net sales for the three months ended June 30, 2025, decreased by $153 million versus the comparable period in 2024. The primary drivers were as follows:
•Components segment sales decreased 9 percent mainly due to lower drivetrain and braking systems demand in North America and lower sales in India due to changes in our business model.
•Engine segment sales decreased 8 percent largely due to lower demand in North American heavy-duty truck markets.
These decreases were partially offset by the following:
•Power Systems segment sales increased 19 percent primarily due to higher demand in power generation markets, especially in North America and China.
•Distribution segment sales increased 7 percent principally due to higher demand in power generation markets, especially in North America.

Net sales for the six months ended June 30, 2025, decreased $382 million versus the comparable period in 2024. The primary drivers were as follows:
•Components segment sales decreased 15 percent mainly due to the divestiture of Atmus on March 18, 2024, and lower drivetrain and braking systems demand in North America and lower sales in India due to changes in our business model. See NOTE 14, "ATMUS DIVESTITURE," to our Condensed Consolidated Financial Statements for additional information.
•Engine segment sales decreased 7 percent largely due to lower demand in North American heavy-duty truck markets.
•Unfavorable foreign currency fluctuations of 1 percent of total sales, primarily in the Brazilian real and Indian rupee
These decreases were partially offset by the following:
•Distribution segment sales increased 11 percent principally due to higher demand in power generation markets, especially in North America.
•Power Systems segment sales increased 19 percent primarily due to higher demand in power generation markets, especially in North America and China.
Sales to international markets (excludes the U.S. and Canada), based on location of customers, for the three and six months ended June 30, 2025, were 40 percent and 39 percent of total net sales compared with 37 percent and 38 percent of total net sales for the comparable periods in 2024. A more detailed discussion of sales by segment is presented in the “REPORTABLE SEGMENT RESULTS” section.
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
Gross Margin
Gross margin increased $88 million for the three months ended June 30, 2025, and increased 1.5 points as a percentage of net sales versus the comparable period in 2024. The increases in gross margin and gross margin as a percentage of sales were primarily due to favorable non-tariff related pricing mainly due to the launch of updated engine products in light-duty markets, partially offset by lower volumes. The net impact of tariff costs and related recoveries was immaterial for the three month period ended June 30, 2025.
Gross margin increased $202 million for the six months ended June 30, 2025, and increased 1.8 points as a percentage of sales versus the comparable period in 2024. The increases in gross margin and gross margin as a percentage of sales were primarily due to favorable non-tariff related pricing mainly due to the launch of updated engine products in light-duty markets, partially offset by lower volumes and the absence of Atmus sales. The net impact of tariff costs and related recoveries was immaterial for the six month period ended June 30, 2025. See NOTE 14, "ATMUS DIVESTITURE," to our Condensed Consolidated Financial Statements for additional information.
The provision for base warranties issued as a percentage of sales for the three and six months ended June 30, 2025, was 1.9 percent and 1.9 percent, respectively, compared to 1.9 percent and 1.9 percent for the comparable periods in 2024.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $49 million and $117 million and decreased 0.4 and 0.5 points as a percentage of net sales, respectively, for the three and six months ended June 30, 2025, versus the comparable periods in 2024. The decreases were mainly due to lower compensation expenses. Compensation and related expenses included salaries, fringe benefits and variable compensation.
Research, Development and Engineering Expenses
Research, development and engineering expenses decreased $22 million and $47 million and decreased 0.2 and 0.1 points as a percentage of net sales, respectively, for the three and six months ended June 30, 2025, versus the comparable periods in 2024. The decreases were mainly due to lower compensation expenses. Compensation and related expenses included salaries, fringe benefits and variable compensation.

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
Equity, Royalty and Interest Income from Investees
Equity, royalty and interest income from investees increased $15 million for the three months ended June 30, 2025, versus the comparable period in 2024, primarily due to the absence of a joint venture consolidated in the first quarter of 2025 with prior year losses.
Equity, royalty and interest income from investees increased $23 million for the six months ended June 30, 2025, versus the comparable period in 2024, mainly due to the absence of a joint venture consolidated in the first quarter of 2025 with prior year losses, higher royalty and interest income from investees and increased earnings at Chongqing Cummins Engine Co., Ltd. and Beijing Foton Cummins Engine Co., Ltd., partially offset by lower earnings at Sistemas Automotrices de Mexico S.A. de C.V., the absence of joint venture earnings from the divestiture of Atmus and higher start-up costs from Amplify Cell Technologies LLC. See NOTE 4, "EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES," and NOTE 14, "ATMUS DIVESTITURE," to our Condensed Consolidated Financial Statements for additional information.
Other Operating Expense, Net
Other operating expense, net was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2025	2024	2025	2024
Amortization of intangible assets	$(33)	$(33)	$(65)	$(65)
Other, net	(4)	(11)	(9)	(12)
Total other operating expense, net	$(37)	$(44)	$(74)	$(77)
Interest Expense
Interest expense was $87 million and $164 million for the three and six months ended June 30, 2025, versus $109 million and $198 million for the comparable periods in 2024. Interest expense decreased $22 million and $34 million, respectively, primarily due to lower weighted-average interest rates, partially offset by higher debt balances.
Other Income, Net
Other income, net was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2025	2024	2025	2024
Interest income	$30	$30	$56	$59
Non-service pension and OPEB income	17	22	34	52
Foreign currency gain (loss), net	16	(12)	11	(23)
Gain (loss) on corporate owned life insurance	11	(2)	21	—
Gain on sale of marketable securities, net	7	—	11	4
Gain related to divestiture of Atmus (1)	—	—	—	1,333
Other, net	5	3	13	3
Total other income, net	$86	$41	$146	$1,428

(1) See NOTE 14, "ATMUS DIVESTITURE," to our Condensed Consolidated Financial Statements for additional information.

Income Tax Expense
Our effective tax rate for 2025 is expected to approximate 24.5 percent, excluding any discrete items that may arise and potential adjustments for the "One Big Beautiful Bill Act" signed into law on July 4, 2025.
Our effective tax rates for the three and six months ended June 30, 2025, were 24.2 percent and 24.1 percent, respectively. Our effective tax rates for the three and six months ended June 30, 2024, were 23.0 percent and 13.1 percent, respectively.
The three months ended June 30, 2025, contained net favorable discrete tax items of $3 million primarily due to $4 million of favorable adjustments for uncertain tax positions, partially offset by $1 million of other unfavorable tax items.
The six months ended June 30, 2025, contained net favorable discrete tax items of $10 million primarily due to $8 million of favorable adjustments for share-based compensation tax benefits and $5 million of favorable adjustments for uncertain tax positions, partially offset by $3 million of other unfavorable tax items.
The three months ended June 30, 2024, contained favorable discrete tax items of $9 million primarily due to share-based compensation tax benefits.
The six months ended June 30, 2024, contained favorable discrete tax items primarily due to the $1.3 billion non-taxable gain on the Atmus split-off. Other discrete tax items were $30 million favorable primarily due to adjustments related to audit settlements and share-based compensation tax benefits.
Noncontrolling Interests
Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities. Noncontrolling interests in income of consolidated subsidiaries for the three and six months ended June 30, 2025, increased $12 million and $3 million versus the comparable periods in 2024. The increase for the three months ended June 30, 2025, was primarily due to higher earnings at Cummins India Limited. The increase for the six months ended June 30, 2025, was mainly due to higher earnings at Eaton Cummins Joint Venture and Cummins India Limited, partially offset by the divestiture of Atmus and losses from a former joint venture consolidated in the first quarter of 2025.

Comprehensive Income - Foreign Currency Translation Adjustment
The foreign currency translation adjustment was a net gain of $197 million and $314 million, for the three and six months ended June 30, 2025, respectively, compared to a net loss of $83 million and $143 million, for the three and six months ended June 30, 2024, respectively, driven by the following:

	Three months ended
	June 30,
	2025		2024
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly-owned subsidiaries	$180	Euro, British pound and Brazilian real	$(69)	Brazilian real and Chinese renminbi
Equity method investments	15	Chinese renminbi	(12)	Chinese renminbi and Brazilian real
Consolidated subsidiaries with a noncontrolling interest	2	Euro	(2)	Indian rupee
Total	$197		$(83)

	Six months ended
	June 30,
	2025		2024
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly-owned subsidiaries	$290	Euro, British pound and Brazilian real	$(123)	Brazilian real and Chinese renminbi
Equity method investments	20	Chinese renminbi	(15)	Chinese renminbi, partially offset by Indian rupee
Consolidated subsidiaries with a noncontrolling interest	4	Euro and Indian rupee	(5)	Indian rupee and Chinese renminbi
Total	$314		$(143)

REPORTABLE SEGMENT RESULTS
Our reportable segments consist of the Engine, Components, Distribution, Power Systems and Accelera segments. This reporting structure is organized according to the products and markets each segment serves. We use segment EBITDA as the basis for the Chief Operating Decision Maker to evaluate the performance of each of our reportable segments. We believe EBITDA is a useful measure of our operating performance as it assists investors and debt holders in comparing our performance on a consistent basis without regard to financing methods, capital structure, income taxes or depreciation and amortization methods, which can vary significantly depending upon many factors. Segment amounts exclude certain expenses not specifically identifiable to segments. See NOTE 15, "REPORTABLE SEGMENTS," to our Condensed Consolidated Financial Statements for additional information and a reconciliation of our segment information to the corresponding amounts in our Condensed Consolidated Statements of Net Income.
Tariff related costs were evaluated independently of all other drivers included in the disclosures below and all references to "price" and "material cost" variances exclude these separately evaluated tariff costs. The net impact of tariff costs and related recoveries were immaterial to each reportable segment's EBITDA.
Following is a discussion of results for each of our reportable segments.
Engine Segment Results
Financial data for the Engine segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
In millions	2025	2024	Amount	Percent	2025	2024	Amount	Percent
External sales	$2,162	$2,468	$(306)	(12)%	$4,202	$4,708	$(506)	(11)%
Intersegment sales	737	683	54	8%	1,468	1,371	97	7%
Total sales	2,899	3,151	(252)	(8)%	5,670	6,079	(409)	(7)%
Research, development and engineering expenses	151	167	16	10%	306	321	15	5%
Equity, royalty and interest income from investees	60	48	12	25%	133	105	28	27%
Interest income	8	7	1	14%	18	14	4	29%
Segment EBITDA	400	445	(45)	(10)%	858	859	(1)	—%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	13.8%	14.1%		(0.3)	15.1%	14.1%		1.0
Sales for our Engine segment by market were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
In millions	2025	2024	Amount	Percent	2025	2024	Amount	Percent
Heavy-duty truck	$976	$1,184	$(208)	(18)%	$1,897	$2,243	$(346)	(15)%
Medium-duty truck and bus	950	1,074	(124)	(12)%	1,936	2,069	(133)	(6)%
Light-duty automotive	486	461	25	5%	907	899	8	1%
Total on-highway	2,412	2,719	(307)	(11)%	4,740	5,211	(471)	(9)%
Off-highway	487	432	55	13%	930	868	62	7%
Total sales	$2,899	$3,151	$(252)	(8)%	$5,670	$6,079	$(409)	(7)%

			Percentage Points				Percentage Points
On-highway sales as percentage of total sales	83%	86%		(3)	84%	86%		(2)

Unit shipments by engine classification (including unit shipments to Power Systems and off-highway engine units included in their respective classification) were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
	2025	2024	Amount	Percent	2025	2024	Amount	Percent
Heavy-duty	29,600	37,500	(7,900)	(21)%	56,300	71,100	(14,800)	(21)%
Medium-duty	73,400	79,600	(6,200)	(8)%	148,600	155,400	(6,800)	(4)%
Light-duty	44,000	57,200	(13,200)	(23)%	83,100	112,000	(28,900)	(26)%
Total unit shipments (1)	147,000	174,300	(27,300)	(16)%	288,000	338,500	(50,500)	(15)%

(1) Unit shipments exclude aftermarket parts.
Sales
Engine segment sales for the three months ended June 30, 2025, decreased $252 million versus the comparable period in 2024. The following were the primary drivers by market:
•Heavy-duty truck sales decreased $208 million mainly due to weaker demand, especially in North America with shipments down 26 percent.
•Medium-duty truck and bus sales decreased $124 million primarily due to lower truck demand, especially in North America with shipments down 30 percent.
Engine segment sales for the six months ended June 30, 2025, decreased $409 million versus the comparable period in 2024. The following were the primary drivers by market:
•Heavy-duty truck sales decreased $346 million principally due to lower demand, especially in North America with shipments down 25 percent.
•Medium-duty truck and bus sales decreased $133 million primarily due to lower truck demand, especially in North America with shipments down 20 percent.
Segment EBITDA
Engine segment EBITDA for the three months ended June 30, 2025, decreased $45 million versus the comparable period in 2024, primarily due to lower volumes and unfavorable material costs, partially offset by favorable pricing. Unfavorable material costs and favorable pricing were primarily related to the launch of updated products in light-duty markets.
Engine segment EBITDA for the six months ended June 30, 2025, decreased $1 million versus the comparable period in 2024, due to lower volumes, primarily offset by favorable pricing related to the launch of updated products in light-duty markets.

Components Segment Results
Financial data for the Components segment was as follows:

	Three months ended		Favorable/		Six months ended			Favorable/
	June 30,		(Unfavorable)		June 30,			(Unfavorable)
In millions	2025	2024	Amount	Percent	2025	2024		Amount	Percent
External sales	$2,295	$2,518	$(223)	(9)%	$4,565	$5,360		$(795)	(15)%
Intersegment sales	410	464	(54)	(12)%	810	954		(144)	(15)%
Total sales	2,705	2,982	(277)	(9)%	5,375	6,314		(939)	(15)%
Research, development and engineering expenses	77	81	4	5%	152	165		13	8%
Equity, royalty and interest income from investees	10	13	(3)	(23)%	17	39		(22)	(56)%
Interest income	10	9	1	11%	17	17		—	—%
Segment EBITDA	397	406	(9)	(2)%	779	879	(1)	(100)	(11)%

			Percentage Points					Percentage Points
Segment EBITDA as a percentage of total sales	14.7%	13.6%		1.1	14.5%	13.9%			0.6

(1) Included $21 million of costs associated with the divestiture of Atmus for the six months ended June 30, 2024. See NOTE 14, "ATMUS DIVESTITURE," to our Condensed Consolidated Financial Statements for additional information.

Sales for our Components segment by business were as follows:

	Three months ended		Favorable/		Six months ended			Favorable/
	June 30,		(Unfavorable)		June 30,			(Unfavorable)
In millions	2025	2024	Amount	Percent	2025	2024		Amount	Percent
Drivetrain and braking systems	$1,095	$1,256	$(161)	(13)%	$2,151	$2,488		$(337)	(14)%
Emission solutions	900	941	(41)	(4)%	1,802	1,912		(110)	(6)%
Components and software	587	623	(36)	(6)%	1,182	1,234		(52)	(4)%
Automated transmissions	123	162	(39)	(24)%	240	327		(87)	(27)%
Atmus	—	—	—	—%	—	353	(1)	(353)	(100)%
Total sales	$2,705	$2,982	$(277)	(9)%	$5,375	$6,314		$(939)	(15)%

(1) Included sales through the March 18, 2024, divestiture. See NOTE 14, "ATMUS DIVESTITURE," to our Condensed Consolidated Financial Statements for additional information.

Sales
Components segment sales for the three months ended June 30, 2025, decreased $277 million versus the comparable period in 2024. The following were the primary drivers by business:
•Drivetrain and braking systems sales decreased $161 million primarily due to lower demand in North America and lower sales in India due to changes in our business model.
•Emission solutions sales decreased $41 million mainly due to lower demand in North America.
Components segment sales for the six months ended June 30, 2025, decreased $939 million versus the comparable period in 2024. The following were the primary drivers by business:
•Sales decreased $353 million due to the Atmus divestiture on March 18, 2024.
•Drivetrain and braking systems sales decreased $337 million primarily due to lower demand in North America and lower sales in India due to changes in our business model.
Segment EBITDA
Components segment EBITDA for the three months ended June 30, 2025, decreased $9 million versus the comparable period in 2024, mainly due to lower volumes and unfavorable foreign currency fluctuations (primarily in the Mexican peso and the Brazilian real), partially offset by favorable product coverage costs, decreased compensation expenses, lower material costs and favorable pricing.

Components segment EBITDA for the six months ended June 30, 2025, decreased $100 million versus the comparable period in 2024, primarily due to lower volumes and the divestiture of Atmus, partially offset by favorable product coverage costs, decreased compensation expenses and lower material costs.
Distribution Segment Results
Financial data for the Distribution segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
In millions	2025	2024	Amount	Percent	2025	2024	Amount	Percent
External sales	$3,034	$2,821	$213	8%	$5,936	$5,350	$586	11%
Intersegment sales	7	8	(1)	(13)%	12	14	(2)	(14)%
Total sales	3,041	2,829	212	7%	5,948	5,364	584	11%
Research, development and engineering expenses	14	14	—	—%	28	28	—	—%
Equity, royalty and interest income from investees	26	24	2	8%	54	48	6	13%
Interest income	7	11	(4)	(36)%	12	22	(10)	(45)%
Segment EBITDA	445	314	131	42%	821	608	213	35%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	14.6%	11.1%		3.5	13.8%	11.3%		2.5
Sales for our Distribution segment by region were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
In millions	2025	2024	Amount	Percent	2025	2024	Amount	Percent
North America	$2,077	$1,901	$176	9%	$4,177	$3,624	$553	15%
Europe	325	285	40	14%	595	525	70	13%
Asia Pacific	280	310	(30)	(10)%	520	595	(75)	(13)%
China	125	130	(5)	(4)%	239	232	7	3%
India	91	79	12	15%	165	150	15	10%
Latin America	83	64	19	30%	133	124	9	7%
Africa and Middle East	60	60	—	—%	119	114	5	4%
Total sales	$3,041	$2,829	$212	7%	$5,948	$5,364	$584	11%

Sales for our Distribution segment by product line were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
In millions	2025	2024	Amount	Percent	2025	2024	Amount	Percent
Power generation	$1,200	$954	$246	26%	$2,290	$1,661	$629	38%
Parts	1,015	990	25	3%	2,046	1,991	55	3%
Service	439	448	(9)	(2)%	855	854	1	—%
Engines	387	437	(50)	(11)%	757	858	(101)	(12)%
Total sales	$3,041	$2,829	$212	7%	$5,948	$5,364	$584	11%

Sales
Distribution segment sales for the three and six months ended June 30, 2025, increased $212 million and $584 million, respectively, versus the comparable periods in 2024. These increases were primarily due to an increase in North American sales mainly driven by higher demand in power generation markets, especially data center and commercial markets.

Segment EBITDA
Distribution segment EBITDA for the three months ended June 30, 2025, increased $131 million versus the comparable period in 2024, primarily due to increased power generation volumes in North America, favorable mix, decreased compensation expenses, lower material costs and favorable foreign currency fluctuations (primarily in the Euro).
Distribution segment EBITDA for the six months ended June 30, 2025, increased $213 million versus the comparable period in 2024, primarily due to increased power generation volumes in North America, favorable pricing, decreased compensation expenses and lower material costs.
Power Systems Segment Results
Financial data for the Power Systems segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
In millions	2025	2024	Amount	Percent	2025	2024	Amount	Percent
External sales	$1,054	$888	$166	19%	$1,926	$1,596	$330	21%
Intersegment sales	835	701	134	19%	1,612	1,382	230	17%
Total sales	1,889	1,589	300	19%	3,538	2,978	560	19%
Research, development and engineering expenses	69	63	(6)	(10)%	126	123	(3)	(2)%
Equity, royalty and interest income from investees	27	26	1	4%	56	45	11	24%
Interest income	4	3	1	33%	8	6	2	33%
Segment EBITDA	430	301	129	43%	819	538	281	52%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	22.8%	18.9%		3.9	23.1%	18.1%		5.0
Sales for our Power Systems segment by product line were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
In millions	2025	2024	Amount	Percent	2025	2024	Amount	Percent
Power generation	$1,205	$987	$218	22%	$2,206	$1,840	$366	20%
Industrial	506	478	28	6%	1,004	898	106	12%
Generator technologies	178	124	54	44%	328	240	88	37%
Total sales	$1,889	$1,589	$300	19%	$3,538	$2,978	$560	19%

Sales
Power Systems segment sales for the three months ended June 30, 2025, increased $300 million versus the comparable period in 2024. The increase was primarily due to increased power generation sales of $218 million mainly due to higher demand in North America and China.
Power Systems segment sales for the six months ended June 30, 2025, increased $560 million versus the comparable period in 2024. The following were the primary drivers by product line:
•Power generation sales increased $366 million mainly due to higher demand in North America and China.
•Industrial sales increased $106 million primarily due to stronger demand in global mining markets (including higher aftermarket sales) and higher demand in rail markets (including higher aftermarket sales), especially in India.
Segment EBITDA
Power Systems segment EBITDA for the three months ended June 30, 2025, increased $129 million versus the comparable period in 2024, mainly due to favorable pricing and higher volumes, partially offset by unfavorable mix.
Power Systems segment EBITDA for the six months ended June 30, 2025, increased $281 million versus the comparable period in 2024, mainly due to higher volumes and favorable pricing.

Accelera Segment Results
Financial data for the Accelera segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
In millions	2025	2024	Amount	Percent	2025	2024	Amount	Percent
External sales	$98	$101	$(3)	(3)%	$188	$185	$3	2%
Intersegment sales	7	10	(3)	(30)%	20	19	1	5%
Total sales	105	111	(6)	(5)%	208	204	4	2%
Research, development and engineering expenses	46	54	8	15%	89	109	20	18%
Equity, royalty and interest loss from investees	(5)	(8)	3	38%	(11)	(11)	—	—%
Interest income	1	—	1	NM	1	—	1	NM
Segment EBITDA	(100)	(117)	17	15%	(186)	(218)	32	15%

"NM" - not meaningful information
Accelera segment sales for the three months ended June 30, 2025, decreased $6 million versus the comparable period in 2024, mainly due to lower sales for electrolyzers, partially offset by improved sales of electrified powertrains.
Accelera segment sales for the six months ended June 30, 2025, increased $4 million versus the comparable period in 2024, primarily due to improved sales of electrified powertrains, partially offset by lower sales for electrolyzers.

OUTLOOK
The uncertain tariff environment has created significant market volatility while introducing uncertainty around future demand for capital goods as well as potential impacts to our supply chain and our related product costs. Given the breadth, severity and uncertainty about the duration of global tariffs, our outlook presented below could be negatively impacted by tariff related volatility. We are proactively taking steps in our supply chain to mitigate impacts where possible and we are working with our customers to pass through incremental costs.
2025 OUTLOOK
Our outlook reflects the following positive trends and challenges to our business that could impact our revenue and earnings potential in 2025.
Positive Trends
•We expect demand within our Power Systems business to remain strong, including the power generation and industrial markets.
•We anticipate demand in our aftermarket business will remain stable, driven primarily by demand in our Engine and Power Systems businesses.
Challenges
•We expect demand for medium-duty and heavy-duty trucks in North America to decline in the second half of 2025.
•Increases in costs, tariffs, as well as other inflationary pressures, could negatively impact earnings.
•The potential for trade disruption, including embargoes, sanctions and export controls could negatively impact earnings.
•Due to the current regulatory environment, there is uncertainty regarding North American emissions regulation for 2027.
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

Dollars in millions	June 30, 2025	December 31, 2024
Working capital (1)	$6,618	$3,518
Current ratio	1.64	1.31
Accounts and notes receivable, net	$5,874	$5,181
Days' sales in receivables	60	58
Inventories	$6,287	$5,742
Inventory turnover	4.0	4.4
Accounts payable (principally trade)	$4,151	$3,951
Days' payable outstanding	59	60
Total debt	$8,111	$7,059
Total debt as a percent of total capital	38.7%	38.4%

(1) Working capital included cash and cash equivalents.

Cash Flows
Cash and cash equivalents were impacted as follows:

	Six months ended
	June 30,
In millions	2025	2024	Change
Net cash provided by (used in) operating activities	$782	$(575)	$1,357
Net cash used in investing activities	(615)	(806)	191
Net cash provided by financing activities	424	807	(383)
Effect of exchange rate changes on cash and cash equivalents	57	(15)	72
Net increase (decrease) in cash and cash equivalents	$648	$(589)	$1,237

Net cash provided by operating activities increased $1.4 billion for the six months ended June 30, 2025, versus the comparable period in 2024, primarily due to lower working capital requirements of $1.2 billion. The lower working capital requirements resulted in a cash outflow of $1.3 billion compared to a cash outflow of $2.5 billion in the comparable period of 2024, mainly due to $1.9 billion of payments in 2024 required by the Settlement Agreements, partially offset by unfavorable changes in accounts and notes receivable.
Net cash used in investing activities decreased $191 million for the six months ended June 30, 2025, versus the comparable period in 2024, primarily due to the absence of cash associated with the Atmus divestiture.
Net cash provided by financing activities decreased $383 million for the six months ended June 30, 2025, versus the comparable period in 2024, primarily due to increased net payments of commercial paper of $991 million and lower proceeds from borrowings of $336 million, partially offset by lower payments on borrowings and finance lease obligations of $1.0 billion (largely related to early payments of $1.1 billion on our term loan, due 2025, in the prior year).
The effect of exchange rate changes on cash and cash equivalents for the six months ended June 30, 2025, versus the comparable period in 2024, changed $72 million primarily due to favorable fluctuations in the British pound, Chinese renminbi and Euro.
Sources of Liquidity
We typically generate significant ongoing cash flow and cash provided by operations is generally our principal source of liquidity. Our sources of liquidity include the following:

	June 30, 2025
In millions	Total	U.S.	International	Primary location of international balances
Cash and cash equivalents	$2,319	$1,218	$1,101	Singapore, China, Australia, United Kingdom, Mexico, Belgium
Marketable securities (1)	755	77	678	India
Total	$3,074	$1,295	$1,779
Available credit capacity
Revolving credit facilities (2)	$3,647
International and other uncommitted domestic credit facilities	$725

(1) The majority of marketable securities could be liquidated into cash within a few days.
(2) The 5-year credit facility for $2.0 billion and the 3-year credit facility for $2.0 billion, maturing June 2030 and June 2028, respectively, are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. At June 30, 2025, we had $353 million of commercial paper outstanding, which effectively reduced our available capacity under our revolving credit facilities to $3.6 billion.

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
Debt Facilities and Other Sources of Liquidity
On June 2, 2025, we entered into an amended and restated 5-year credit agreement that allows us to borrow up to $2.0 billion of unsecured funds at any time prior to June 2, 2030. The credit agreement amended and restated the prior $2.0 billion 5-year credit agreement that would have matured on June 3, 2029.
On June 2, 2025, we entered into a new 3-year credit agreement that allows us to borrow up to $2.0 billion of unsecured funds at any time prior to June 2, 2028. The credit agreement replaced the prior $2.0 billion 364-day credit facility that matured on June 2, 2025.
Our committed credit facilities provide access up to $4.0 billion from our $2.0 billion 3-year credit facility that expires on June 2, 2028 and our $2.0 billion 5-year facility that expires on June 2, 2030. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. We intend to maintain credit facilities at the current or higher aggregate amounts by renewing or replacing these facilities at or before expiration. There were no outstanding borrowings under these facilities at June 30, 2025.
Our committed credit facilities also provide access up to $4.0 billion of unsecured, short-term promissory notes (commercial paper) pursuant to the Board authorized commercial paper programs. These programs facilitate the private placement of unsecured short-term debt through third-party brokers. We intend to use the net proceeds from the commercial paper borrowings for general corporate purposes. The total combined borrowing capacity under the revolving credit facilities and commercial paper programs should not exceed $4.0 billion. At June 30, 2025, we had $353 million of commercial paper outstanding, which effectively reduced our available capacity under our revolving credit facilities to $3.6 billion. See NOTE 9, "DEBT," to our Condensed Consolidated Financial Statements for additional information.
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
Supply Chain Financing
We currently have supply chain financing programs with financial intermediaries, which provide certain vendors the option to be paid by financial intermediaries earlier than the due date on the applicable invoice. When a vendor utilizes the program and receives an early payment from a financial intermediary, they take a discount on the invoice. We then pay the financial intermediary the face amount of the invoice on the original due date, which generally have 60 to 90 day payment terms. The maximum amount that we could have outstanding under these programs was $558 million at June 30, 2025. We do not reimburse vendors for any costs they incur for participation in the program, their participation is completely voluntary and there are no assets pledged as security or other forms of guarantees provided for the committed payment to the finance provider or intermediary. As a result, all amounts owed to the financial intermediaries are presented as accounts payable in our Condensed Consolidated Balance Sheets. Amounts due to the financial intermediaries reflected in accounts payable at June 30, 2025, were $153 million.
Accounts Receivable Sales Program
In May 2024, we entered into an accounts receivable sales agreement with Wells Fargo Bank, N.A., to sell certain accounts receivable up to the Board approved limit of $500 million. There was no activity under the program during the six months ended June 30, 2025 and June 30, 2024. See NOTE 1, "NATURE OF OPERATIONS AND BASIS OF PRESENTATION," to our Condensed Consolidated Financial Statements for additional information.
Uses of Cash
Dividends
We paid dividends of $502 million during the six months ended June 30, 2025. In July 2025, the Board authorized an increase to our quarterly dividend of approximately 10 percent from $1.82 per share to $2.00 per share.

Capital Expenditures
Capital expenditures for the six months ended June 30, 2025, were $393 million versus $409 million in the comparable period in 2024. We continue to invest in new product lines and targeted capacity expansions. We plan to spend an estimated $1.4 billion to $1.5 billion in 2025 on capital expenditures with over 65 percent of these expenditures expected to be invested in North America.
Current Maturities of Short and Long-Term Debt
We had $353 million of commercial paper outstanding at June 30, 2025, that matures in less than one year. The maturity schedule of our existing long-term debt includes $500 million of cash outflows in 2025 when our 0.75 percent senior notes are due. Required annual long-term debt principal payments range from $82 million to $595 million over the next five years (including the remainder of 2025). We intend to retain our strong investment credit ratings. See NOTE 9, "DEBT," to our Condensed Consolidated Financial Statements for additional information.
Pensions
Our global pension plans, including our unfunded and non-qualified plans, were 115 percent funded at December 31, 2024. Our U.S. defined benefit plans (qualified and non-qualified), which represented approximately 70 percent of the worldwide pension obligation, were 117 percent funded, and our U.K. defined benefit plans were 109 percent funded at December 31, 2024. The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans. In the first six months of 2025, the investment gain on our U.S. pension trusts was 4.6 percent, while our U.K. pension trusts' loss was 0.8 percent. We anticipate making additional defined benefit pension contributions during the remainder of 2025 of $22 million for our U.S. and U.K. qualified and non-qualified pension plans. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2025 annual net periodic pension cost to approximate $79 million.
Stock Repurchases
In December 2021, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the $2.0 billion repurchase plan authorized in 2019. We did not make any repurchases of common stock in the first six months of 2025. The dollar value remaining available for future purchases under the 2019 program at June 30, 2025, was $218 million.
Amplify Cell Technologies LLC Joint Venture
As of June 30, 2025, we contributed $255 million to our Amplify Cell Technologies LLC joint venture and our maximum remaining required contribution was $551 million, which could be reduced by future government incentives received by the joint venture. The majority of the contribution is expected to be made by the end of 2028. See NOTE 4, "EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES," to our Condensed Consolidated Financial Statements for additional information.

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
A discussion of our critical accounting estimates may be found in the “Management’s Discussion and Analysis” section of our 2024 Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.” Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first six months of 2025.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We manufacture, sell and service products globally and rely upon a global supply chain to deliver the raw materials, components, systems and parts that we need to manufacture and service our products. There is currently significant uncertainty about the future relationship between the U.S. and various other countries with respect to tariffs and other trade disruptions (such as embargoes, sanctions and export controls). The uncertain tariff environment, marked by the U.S. imposition of tariffs on certain countries, followed by the imposition of retaliatory tariffs on U.S. goods and services by certain countries has introduced significant market volatility and raised concerns about potential economic impacts. The extent to which tariffs and/or other trade disruptions will be enacted and the duration for which enacted tariffs and/or other trade disruptions will be in place remain uncertain and could adversely impact our production costs, customer demand and our relationships with customers and suppliers. Any of these consequences could have a material adverse effect on our results of operations, financial condition and cash flows. In addition, our compliance with any such newly enacted tariffs and/or other trade disruptions is likely to require significant resources and data management systems and could increase our cost of doing business, restrict our ability to operate our business or execute our strategies, and could result in fines and penalties or reputational harm if we are found to not be in full compliance.
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
In December 2021, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the $2.0 billion repurchase plan authorized in 2019. During the three months ended June 30, 2025, we did not make any repurchases of common stock. The dollar value remaining available for future purchases under the 2019 program at June 30, 2025, was $218 million.
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
ITEM 3.  Defaults Upon Senior Securities
Not applicable.
ITEM 4.  Mine Safety Disclosures
Not applicable.

ITEM 5.  Other Information
(c) During the second quarter of 2025, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K), except as set forth in the table below:

Name	Title	Action Taken	Date	Type of Trading Agreement (1)	Duration of Trading Agreement (2)	Aggregate Number of Shares to be Sold
Amy R. Davis	Vice President and President - Accelera and Components	Adoption	5/15/2025	Rule 10b5-1 trading arrangement	8/4/2026	19,353 shares (3)

(1) Each trading arrangement marked as a Rule 10b5-1 trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c).
(2) Each trading arrangement permits transactions through and including the earlier to occur of the completion of all sales under the trading arrangement or the date listed in the table.
(3) The aggregate number of shares to be sold includes shares subject to the vesting of restricted stock unit and performance share unit awards, and accordingly the actual amount may vary based on tax withholding and satisfaction of performance conditions.

ITEM 6. Exhibits
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.
CUMMINS INC.
EXHIBIT INDEX

Exhibit No.	Description of Exhibit
4.1
Ninth Supplemental Indenture, dated as of May 9, 2025, between Cummins Inc. and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Cummins Inc. with the Securities and Exchange Commission on May 9, 2025 (File No. 001-04949)).

4.2
Tenth Supplemental Indenture, dated as of May 9, 2025, between Cummins Inc. and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Cummins Inc. with the Securities and Exchange Commission on May 9, 2025 (File No. 001-04949)).

4.3
Eleventh Supplemental Indenture, dated as of May 9, 2025, between Cummins Inc. and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Cummins Inc. with the Securities and Exchange Commission on May 9, 2025 (File No. 001-04949)).

10.1	Deferred Compensation Plan, as amended and restated January 1, 2026 (filed herewith).
10.2
Third Amended and Restated Credit Agreement, dated as of June 2, 2025, by and among Cummins Inc., the subsidiary borrowers referred to therein, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Cummins Inc. with the Securities and Exchange Commission on June 2, 2025 (File No. 001-04949)).

10.3
3-Year Credit Agreement, dated as of June 2, 2025, by and among Cummins Inc., the subsidiary borrowers referred to therein, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Cummins Inc. with the Securities and Exchange Commission on June 2, 2025 (File No. 001-04949)).

10.4	Employee Stock Purchase Plan, as amended and restated August 1, 2025 (filed herewith).
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed with this quarterly report on Form 10-Q are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Net Income for the three and six months ended June 30, 2025 and 2024, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 and 2024, (iii) the Condensed Consolidated Balance Sheets at June 30, 2025 and December 31, 2024, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024, (v) the Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2025 and 2024, (vi) Notes to Condensed Consolidated Financial Statements and (vii) the information included in Part II. Item 5(c).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cummins Inc.
Date:	August 5, 2025

	By:	/s/ MARK A. SMITH	By:	/s/ LUTHER E. PETERS
		Mark A. Smith		Luther E. Peters
		Vice President and Chief Financial Officer		Vice President-Controller
		(Principal Financial Officer)		(Principal Accounting Officer)