Form 10-Q
period 2025-09-30
CUMMINS INC
filed 2025-11-06
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of September 30, 2025, there were 138,036,253 shares of common stock outstanding with a par value of $2.50 per share.

CUMMINS INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION
ITEM 1.  Condensed Consolidated Financial Statements
CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
In millions, except per share amounts	2025	2024	2025	2024
NET SALES (Notes 1 and 2)	$8,317	$8,456	$25,134	$25,655
Cost of sales	6,188	6,285	18,569	19,250
GROSS MARGIN	2,129	2,171	6,565	6,405
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	789	807	2,339	2,474
Research, development and engineering expenses	345	359	1,046	1,107
Equity, royalty and interest income from investees (Note 4)	104	99	353	325
Other operating expense, net (Note 14)	247	54	321	131
OPERATING INCOME	852	1,050	3,212	3,018
Interest expense	83	83	247	281
Other income, net (Note 15)	61	76	207	1,504
INCOME BEFORE INCOME TAXES	830	1,043	3,172	4,241
Income tax expense (Note 5)	271	200	835	618
CONSOLIDATED NET INCOME	559	843	2,337	3,623
Less: Net income attributable to noncontrolling interests	23	34	87	95
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$536	$809	$2,250	$3,528

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
Basic	$3.88	$5.90	$16.33	$25.47
Diluted	$3.86	$5.86	$16.23	$25.31

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	138.0	137.2	137.8	138.5
Dilutive effect of stock compensation awards	0.8	0.9	0.8	0.9
Diluted	138.8	138.1	138.6	139.4

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2025	2024	2025	2024
CONSOLIDATED NET INCOME	$559	$843	$2,337	$3,623
Other comprehensive income (loss), net of tax (Note 12)
Change in pension and other postretirement defined benefit plans	8	5	(12)	5
Foreign currency translation adjustments	(67)	165	247	22
Unrealized (loss) gain on derivatives	(3)	(7)	(15)	2
Total other comprehensive (loss) income, net of tax	(62)	163	220	29
COMPREHENSIVE INCOME	497	1,006	2,557	3,652
Less: Comprehensive income attributable to noncontrolling interests	5	36	73	92
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUMMINS INC.	$492	$970	$2,484	$3,560

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except par value	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$2,566	$1,671
Marketable securities (Note 6)	593	593
Total cash, cash equivalents and marketable securities	3,159	2,264
Accounts and notes receivable, net	5,640	5,181
Inventories (Note 7)	6,256	5,742
Prepaid expenses and other current assets	1,665	1,565
Total current assets	16,720	14,752
Long-term assets
Property, plant and equipment	12,545	11,796
Accumulated depreciation	(5,887)	(5,440)
Property, plant and equipment, net	6,658	6,356
Investments and advances related to equity method investees	1,972	1,889
Goodwill	2,222	2,370
Other intangible assets, net	2,345	2,351
Pension assets	1,157	1,189
Other assets (Note 8)	2,564	2,633
Total assets	$33,638	$31,540

LIABILITIES
Current liabilities
Accounts payable (principally trade)	$3,819	$3,951
Loans payable (Note 9)	315	356
Commercial paper (Note 9)	353	1,259
Current maturities of long-term debt (Note 9)	122	660
Accrued compensation, benefits and retirement costs	770	1,084
Current portion of accrued product warranty (Note 10)	660	679
Current portion of deferred revenue (Note 2)	1,600	1,347
Other accrued expenses (Note 8)	1,815	1,898
Total current liabilities	9,454	11,234
Long-term liabilities
Long-term debt (Note 9)	6,824	4,784
Deferred revenue (Note 2)	1,119	1,065
Other liabilities (Note 8)	3,143	3,149
Total liabilities	$20,540	$20,232

Commitments and contingencies (Note 11)

EQUITY
Cummins Inc. shareholders’ equity
Common stock, $2.50 par value, 500 shares authorized, 222.5 and 222.5 shares issued	$2,651	$2,636
Retained earnings	22,300	20,828
Treasury stock, at cost, 84.5 and 85.1 shares	(10,676)	(10,748)
Accumulated other comprehensive loss (Note 12)	(2,211)	(2,445)
Total Cummins Inc. shareholders’ equity	12,064	10,271
Noncontrolling interests	1,034	1,037
Total equity	$13,098	$11,308
Total liabilities and equity	$33,638	$31,540
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
In millions	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$2,337	$3,623
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Gain related to divestiture of Atmus (Note 15)	—	(1,333)
Depreciation and amortization	825	794
Deferred income taxes	68	(106)
Equity in income of investees, net of dividends	(38)	(74)
Pension and OPEB expense (Note 3)	60	28
Pension contributions and OPEB payments (Note 3)	(38)	(72)
Changes in current assets and liabilities, net of acquisitions and divestiture
Accounts and notes receivable	(466)	109
Inventories	(446)	(726)
Other current assets	(146)	(370)
Accounts payable	(147)	27
Accrued expenses	(201)	(2,000)
Other, net	279	165
Net cash provided by operating activities	2,087	65

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(691)	(668)
Investments in and net advances to equity investees	(63)	(133)
Acquisition of businesses, net of cash acquired	(12)	(58)
Investments in marketable securities—acquisitions	(1,133)	(1,062)
Investments in marketable securities—liquidations (Note 6)	1,131	1,113
Cash associated with Atmus divestiture	—	(174)
Other, net	(78)	(87)
Net cash used in investing activities	(846)	(1,069)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	2,232	2,623
Net (payments) borrowings of commercial paper	(906)	140
Payments on borrowings and finance lease obligations	(827)	(1,386)
Dividend payments on common stock	(778)	(719)
Payments for purchase of redeemable noncontrolling interests	(55)	—
Other, net	(69)	(94)
Net cash (used in) provided by financing activities	(403)	564
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	57	(6)
Net increase (decrease) in cash and cash equivalents	895	(446)
Cash and cash equivalents at beginning of year	1,671	2,179
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,566	$1,733
 The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Three months ended
In millions, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT JUNE 30, 2025	$556	$2,068	$22,040	$(10,708)	$(2,167)	$11,789	$1,084	$12,873
Net income			536			536	23	559
Other comprehensive loss, net of tax (Note 12)					(44)	(44)	(18)	(62)
Issuance of common stock		1				1	—	1
Cash dividends on common stock, $2.00 per share			(276)			(276)	—	(276)
Distributions to noncontrolling interests						—	(52)	(52)
Share-based awards		8		31		39	—	39
Other shareholder transactions		18		1		19	(3)	16
BALANCE AT SEPTEMBER 30, 2025	$556	$2,095	$22,300	$(10,676)	$(2,211)	$12,064	$1,034	$13,098

BALANCE AT JUNE 30, 2024	$556	$2,026	$20,101	$(10,797)	$(2,335)	$9,551	$1,025	$10,576
Net income			809			809	34	843
Other comprehensive income, net of tax (Note 12)					161	161	2	163
Issuance of common stock		7				7	—	7
Cash dividends on common stock, $1.82 per share			(250)			(250)	—	(250)
Distributions to noncontrolling interests						—	(35)	(35)
Share-based awards		2		13		15	—	15
Other shareholder transactions		21		1		22	—	22
BALANCE AT SEPTEMBER 30, 2024	$556	$2,056	$20,660	$(10,783)	$(2,174)	$10,315	$1,026	$11,341

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

	Nine months ended
In millions, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2024	$556	$2,080	$20,828	$(10,748)	$(2,445)	$10,271	$1,037	$11,308
Net income			2,250			2,250	87	2,337
Other comprehensive income (loss), net of tax (Note 12)					234	234	(14)	220
Issuance of common stock		2				2	—	2
Cash dividends on common stock, $5.64 per share			(778)			(778)	—	(778)
Distributions to noncontrolling interests						—	(84)	(84)
Share-based awards		(10)		67		57	—	57
Other shareholder transactions		23		5		28	8	36
BALANCE AT SEPTEMBER 30, 2025	$556	$2,095	$22,300	$(10,676)	$(2,211)	$12,064	$1,034	$13,098

BALANCE AT DECEMBER 31, 2023	$556	$2,008	$17,851	$(9,359)	$(2,206)	$8,850	$1,054	$9,904
Net income			3,528			3,528	95	3,623
Other comprehensive loss, net of tax (Note 12)					(29)	(29)	(3)	(32)
Issuance of common stock		8				8	—	8
Cash dividends on common stock, $5.18 per share			(719)			(719)	—	(719)
Distributions to noncontrolling interests						—	(68)	(68)
Share-based awards		(6)		106		100	—	100
Divestiture of Atmus (Note 15)				(1,532)	61	(1,471)	(19)	(1,490)
Other shareholder transactions		46		2		48	(33)	15
BALANCE AT SEPTEMBER 30, 2024	$556	$2,056	$20,660	$(10,783)	$(2,174)	$10,315	$1,026	$11,341

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Overview
Cummins Inc. (“Cummins,” “we,” “our” or “us”) was founded in 1919 as Cummins Engine Company, a corporation in Columbus, Indiana, and one of the first diesel engine manufacturers. In 2001, we changed our name to Cummins Inc. We are a global power leader committed to powering a more prosperous world. Since 1919, we have delivered innovative solutions that move people, goods and economies forward. Our five reportable operating segments - Engine, Components, Distribution, Power Systems and Accelera offer a broad portfolio, including advanced diesel, alternative fuel, electric and hybrid powertrains; integrated power generation systems; critical components such as aftertreatment, turbochargers, fuel systems, controls, transmissions, axles and brakes; and zero emissions technologies like battery and electric powertrain systems and electrolyzers. With a global footprint, deep technical expertise and an extensive service network, we deliver dependable, cutting-edge solutions tailored to our customers' needs, supporting them through the energy transition with our Destination Zero strategy. We sell our products to original equipment manufacturers (OEMs), distributors, dealers and other customers worldwide. We serve our customers through a service network of approximately 650 wholly-owned, joint venture and independent distributor locations and more than 19,000 Cummins certified dealer locations in approximately 190 countries and territories.
Divestiture of Atmus
On March 18, 2024, we completed the divestiture of our remaining 80.5 percent ownership of Atmus Filtration Technologies Inc. (Atmus) common stock through a tax-free split-off. See NOTE 15, "ATMUS DIVESTITURE," for additional information.
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
Weighted-Average Diluted Shares Outstanding
The weighted-average diluted common shares outstanding exclude the anti-dilutive effect of certain stock options. The options excluded from diluted earnings per share were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Options excluded	1,333	767	5,083	1,878

Related Party Transactions
In accordance with the provisions of various joint venture agreements, we may purchase products and components from our joint ventures, sell products and components to our joint ventures and our joint ventures may sell products and components to unrelated parties.
The following is a summary of sales to and purchases from nonconsolidated equity investees:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2025	2024	2025	2024
Sales to nonconsolidated equity investees	$411	$351	$1,210	$1,036
Purchases from nonconsolidated equity investees	485	620	1,649	1,883

The following is a summary of accounts receivable from and accounts payable to nonconsolidated equity investees:

In millions	September 30, 2025	December 31, 2024	Balance Sheet Location
Accounts receivable from nonconsolidated equity investees	$449	$432	Accounts and notes receivable, net
Accounts payable to nonconsolidated equity investees	254	281	Accounts payable (principally trade)

Supply Chain Financing
We currently have supply chain financing programs with financial intermediaries, which provide certain vendors the option to be paid by financial intermediaries earlier than the due date on the applicable invoice. When a vendor utilizes the program and receives an early payment from a financial intermediary, they take a discount on the invoice. We then pay the financial intermediary the face amount of the invoice on the original due date, which generally have 60 to 90 day payment terms. The maximum amount that we could have outstanding under these programs was $569 million at September 30, 2025. We do not reimburse vendors for any costs they incur for participation in the program, their participation is completely voluntary and there are no assets pledged as security or other forms of guarantees provided for the committed payment to the finance provider or intermediary. As a result, all amounts owed to the financial intermediaries are presented as accounts payable in our Condensed Consolidated Balance Sheets. Amounts due to the financial intermediaries reflected in accounts payable at September 30, 2025 and December 31, 2024, were $139 million and $142 million, respectively.
Accounts Receivable Sales Program
In May 2024, we entered into an accounts receivable sales agreement with Wells Fargo Bank, N.A., to sell certain accounts receivable up to the Board of Directors (Board) approved limit of $500 million. We will classify proceeds received from the sales of accounts receivable as an operating cash flow in our Condensed Consolidated Statements of Cash Flows, and we will record the discount in other income, net in our Condensed Consolidated Statements of Net Income. There was no activity under the program during the nine months ended September 30, 2025 and September 30, 2024.
NOTE 2. REVENUE FROM CONTRACTS WITH CUSTOMERS
Long-term Contracts
We have certain arrangements, primarily long-term maintenance agreements, construction contracts, product sales with associated performance obligations extending beyond a year, product sales with lead times extending beyond one year that are non-cancellable or for which the customer incurs a penalty for cancellation and extended warranty coverage arrangements that span a period in excess of one year. The aggregate amount of the transaction price for these contracts, excluding extended warranty coverage arrangements, at September 30, 2025, was $6.0 billion. We expect to recognize the related revenue of $3.1 billion over the next 12 months and $2.9 billion over periods up to 10 years. See NOTE 10, "PRODUCT WARRANTY LIABILITY," for additional disclosures on extended warranty coverage arrangements. Our other contracts generally are for a duration of less than one year, include payment terms that correspond to the timing of costs incurred when providing goods and services to our customers or represent sales-based royalties.

Deferred and Unbilled Revenue
The following is a summary of our unbilled and deferred revenue and related activity:

In millions	September 30, 2025	December 31, 2024
Unbilled revenue	$444	$403
Deferred revenue	2,719	2,412

We recognized revenue of $222 million and $814 million for the three and nine months ended September 30, 2025, compared with $184 million and $682 million for the comparable periods in 2024, that was included in the deferred revenue balance at the beginning of each year. We did not record any impairment losses on our unbilled revenues during the three and nine months ended September 30, 2025 or 2024.
Disaggregation of Revenue
Consolidated Revenue
The table below presents our consolidated net sales by geographic area based on the location of the customer:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2025	2024	2025	2024
United States	$4,663	$4,825	$14,278	$14,729
China	844	727	2,449	2,197
India	447	416	1,288	1,285
Other international	2,363	2,488	7,119	7,444
Total net sales	$8,317	$8,456	$25,134	$25,655
Segment Revenue
Engine segment external sales by market were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2025	2024	2025	2024
Heavy-duty truck	$540	$781	$1,921	$2,560
Medium-duty truck and bus	533	806	1,909	2,336
Light-duty automotive	583	400	1,490	1,292
Total on-highway	1,656	1,987	5,320	6,188
Off-highway	266	228	804	735
Total sales	$1,922	$2,215	$6,124	$6,923

Components segment external sales by business were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2025	2024	2025	2024
Drivetrain and braking systems	$916	$1,131	$3,066	$3,618
Emission solutions	702	759	2,270	2,437
Components and software	281	249	888	828
Automated transmissions	87	148	327	475
Atmus	—	—	—	289	(1)
Total sales	$1,986	$2,287	$6,551	$7,647

(1) Included sales through the March 18, 2024, divestiture. See NOTE 15, "ATMUS DIVESTITURE," for additional information.

Distribution segment external sales by region were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2025	2024	2025	2024
North America	$2,200	$1,947	$6,373	$5,568
Asia Pacific	311	342	831	937
Europe	273	307	865	830
China	121	118	357	346
Latin America	98	71	231	194
India	93	77	256	223
Africa and Middle East	74	80	193	194
Total sales	$3,170	$2,942	$9,106	$8,292

Distribution segment external sales by product line were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2025	2024	2025	2024
Power generation	$1,246	$1,088	$3,536	$2,743
Parts	1,014	1,000	3,051	2,985
Service	494	453	1,349	1,305
Engines	416	401	1,170	1,259
Total sales	$3,170	$2,942	$9,106	$8,292

Power Systems segment external sales by product line were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2025	2024	2025	2024
Power generation	$623	$499	$1,652	$1,349
Industrial	323	293	905	809
Generator technologies	180	120	495	350
Total sales	$1,126	$912	$3,052	$2,508

NOTE 3. PENSIONS AND OTHER POSTRETIREMENT BENEFITS
We sponsor funded and unfunded domestic and foreign defined benefit pension and other postretirement benefit (OPEB) plans. Contributions to these plans were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2025	2024	2025	2024
Defined benefit pension contributions	$11	$9	$34	$56
OPEB payments, net	1	4	4	16
Defined contribution pension plans	24	27	100	101

We anticipate making additional defined benefit pension contributions during the remainder of 2025 of $10 million for our U.S. and U.K. qualified and non-qualified pension plans. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2025 annual net periodic pension cost to approximate $79 million.

The components of net periodic pension and OPEB expense (income) under our plans were as follows:

	Pension
	U.S. Plans		U.K. Plans		OPEB
	Three months ended September 30,
In millions	2025	2024	2025	2024	2025	2024
Service cost	$34	$35	$4	$4	$—	$—
Interest cost	43	42	20	18	2	2
Expected return on plan assets	(67)	(72)	(23)	(26)	—	—
Amortization of prior service cost	—	—	—	1	—	—
Recognized net actuarial loss (gain)	2	3	7	3	(1)	(1)
Net periodic benefit expense	$12	$8	$8	$—	$1	$1

	Pension
	U.S. Plans		U.K. Plans		OPEB
	Nine months ended September 30,
In millions	2025	2024	2025	2024	2025	2024
Service cost	$100	$106	$11	$13	$—	$—
Interest cost	130	125	58	53	5	5
Expected return on plan assets	(201)	(217)	(68)	(76)	—	—
Amortization of prior service cost	1	1	1	1	—	—
Recognized net actuarial loss (gain)	7	10	20	9	(4)	(2)
Net periodic benefit expense	$37	$25	$22	$—	$1	$3

NOTE 4. EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES
Equity, royalty and interest income from investees, net of applicable taxes, was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2025	2024	2025	2024
Manufacturing entities
Chongqing Cummins Engine Company, Ltd.	$23	$15	$68	$51
Beijing Foton Cummins Engine Co., Ltd.	17	6	47	29
Dongfeng Cummins Engine Company, Ltd.	13	14	52	51
Tata Cummins, Ltd.	6	6	23	22
All other manufacturers	6	7	27	41
Distribution entities
Komatsu Cummins Chile, Ltda.	12	15	41	42
All other distributors	5	3	17	10
Cummins share of net income	82	66	275	246
Royalty and interest income	22	33	78	79
Equity, royalty and interest income from investees	$104	$99	$353	$325

Our Amplify Cell Technologies LLC (Amplify) joint venture meets the definition of a variable interest entity since the equity-at-risk is not currently sufficient to support the future operations of the joint venture. Accelera, Daimler Truck and US Holding LLC and PACCAR, Inc. each own 30 percent of the joint venture and have two board positions, while EVE Energy owns 10 percent and has one board position. All significant decisions require majority or super-majority approval of the board. As a result, we are not the primary beneficiary of the joint venture, and it is not consolidated. We account for the joint venture using the equity method. Our Amplify joint venture will manufacture battery cells for electric commercial vehicles and industrial applications. The joint venture was formed in May 2024, but is not expected to begin production until 2028. As of September 30, 2025, we contributed $255 million and our maximum remaining required contribution to the joint venture was $551 million, which could be reduced by future government incentives received by the joint venture. Our investment balance at September 30, 2025, net of operating losses, was $215 million.
NOTE 5. INCOME TAXES
On July 4, 2025, the One Big Beautiful Bill Act (The Act) was signed into law, enacting significant changes to U.S. federal income tax rules affecting corporations, such as the ability to immediately deduct domestic research and development costs, restoration of elective 100 percent bonus depreciation for qualified property and changes to the international tax provisions. Implementation of The Act resulted in an increase to tax expense of $36 million in the third quarter of 2025, primarily due to a reduction in the foreign income deduction and changes to the research and development tax credit.
Our effective tax rates for the three and nine months ended September 30, 2025, were 32.7 percent and 26.3 percent, respectively. Our effective tax rates for the three and nine months ended September 30, 2024, were 19.2 percent and 14.6 percent, respectively.
The three months ended September 30, 2025, contained net unfavorable discrete tax items of $4 million primarily due to $32 million of unfavorable return to provision adjustments and net $1 million of other unfavorable tax items, partially offset by $25 million of favorable adjustments for uncertain tax positions and $4 million of favorable adjustments for share-based compensation.
The nine months ended September 30, 2025, contained net favorable discrete tax items of $6 million, primarily due to $30 million of favorable adjustments for uncertain tax positions and $12 million of favorable adjustments for share-based compensation, partially offset by $32 million of unfavorable return to provision adjustments and net $4 million of other unfavorable tax items.
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

NOTE 6. MARKETABLE SECURITIES
A summary of marketable securities, all of which were classified as current, was as follows:

	September 30, 2025			December 31, 2024
In millions	Cost	Gross unrealized gains/(losses) (1)	Estimated fair value	Cost	Gross unrealized gains/(losses) (1)	Estimated fair value
Equity securities
Level 1
Publicly-traded shares	$7	$(7)	$—	$7	$(6)	$1
Level 2
Debt mutual funds	299	8	307	262	1	263
Certificates of deposit	230	—	230	262	—	262
Equity mutual funds	10	10	20	19	7	26
Debt securities	35	1	36	41	—	41
Marketable securities	$581	$12	$593	$591	$2	$593

(1) Unrealized gains and losses for debt securities are recorded in other comprehensive income while unrealized gains and losses for equity securities are recorded in our Condensed Consolidated Statements of Net Income.

The fair value of Level 1 securities is derived from the market price at the end of the period. The fair value of Level 2 securities is estimated using actively quoted prices for similar instruments from brokers and observable inputs where available, including market transactions and third-party pricing services, or net asset values provided to investors. We do not currently have any Level 3 securities, and there were no transfers between levels during the nine months ended September 30, 2025, or the year ended December 31, 2024. All debt securities are classified as available-for-sale.

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
The proceeds from sales and maturities of marketable securities were as follows:

	Nine months ended
	September 30,
In millions	2025	2024
Proceeds from sales of marketable securities	$977	$1,008
Proceeds from maturities of marketable securities	154	105
Investments in marketable securities - liquidations	$1,131	$1,113

NOTE 7. INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Inventories included the following:

In millions	September 30, 2025	December 31, 2024
Finished products	$3,175	$2,875
Work-in-process and raw materials	3,321	3,086
Inventories at FIFO cost	6,496	5,961
Excess of FIFO over LIFO	(240)	(219)
Inventories	$6,256	$5,742

NOTE 8. SUPPLEMENTAL BALANCE SHEET DATA
Other assets included the following:

In millions	September 30, 2025	December 31, 2024
Deferred income taxes	$1,075	$1,119
Operating lease assets	552	532
Corporate-owned life insurance	452	423
Other	485	559
Other assets	$2,564	$2,633

Other accrued expenses included the following:

In millions	September 30, 2025	December 31, 2024
Marketing accruals	$348	$335
Other taxes payable	273	249
Income taxes payable	150	244
Current portion of operating lease liabilities	140	130
Other	904	940
Other accrued expenses	$1,815	$1,898

Other liabilities included the following:

In millions	September 30, 2025	December 31, 2024
Accrued product warranty (1)	$867	$843
Pensions	498	503
Operating lease liabilities	428	409
Deferred income taxes	379	389
Accrued compensation	181	193
Other postretirement benefits	104	104
Long-term derivative liabilities	63	89
Other	623	619
Other liabilities	$3,143	$3,149

(1) See NOTE 10, "PRODUCT WARRANTY LIABILITY," for additional information.

NOTE 9. DEBT
Loans Payable and Commercial Paper
Loans payable, commercial paper and the related weighted-average interest rates were as follows:

In millions	September 30, 2025	December 31, 2024
Loans payable (1)	$315	$356
Commercial paper (2)	353	1,259

(1) Loans payable consist primarily of loans payable to various international and domestic financial institutions. It is not practicable to aggregate these notes and calculate a quarterly weighted-average interest rate.

(2) The weighted-average interest rate, inclusive of all brokerage fees, was 3.49 percent and 4.49 percent at September 30, 2025 and December 31, 2024, respectively.

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
Our committed credit facilities provide access up to $4.0 billion from our $2.0 billion 3-year credit facility that expires on June 2, 2028 and our $2.0 billion 5-year facility that expires on June 2, 2030. We intend to maintain credit facilities at the current or higher aggregate amounts by renewing or replacing these facilities at or before expiration. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. There were no outstanding borrowings under these facilities at September 30, 2025 and December 31, 2024. At September 30, 2025, the $353 million of outstanding commercial paper effectively reduced the $4.0 billion of revolving credit capacity to $3.6 billion.
At September 30, 2025, we also had an additional $807 million available for borrowings under our uncommitted international and other domestic credit facilities.

Long-term Debt
A summary of long-term debt was as follows:

In millions	Interest Rate	September 30, 2025	December 31, 2024
Long-term debt
Hydrogenics promissory notes, due 2025	—%	$55	$110
Senior notes, due 2025 (1)	0.75%	—	500
Debentures, due 2027	6.75%	58	58
Debentures, due 2028	7.125%	250	250
Senior notes, due 2028	4.25%	300	—
Senior notes, due 2029	4.90%	500	500
Senior notes, due 2030 (1)	1.50%	850	850
Senior notes, due 2031	4.70%	700	—
Senior notes, due 2034	5.15%	750	750
Senior notes, due 2035	5.30%	1,000	—
Senior notes, due 2043	4.875%	500	500
Senior notes, due 2050	2.60%	650	650
Senior notes, due 2054	5.45%	1,000	1,000
Debentures, due 2098 (2)	5.65%	165	165
Other debt		184	160
Unamortized discount and deferred issuance costs		(93)	(89)
Fair value adjustments due to hedge on indebtedness		(58)	(85)
Finance leases		135	125
Total long-term debt		6,946	5,444
Less: Current maturities of long-term debt		122	660
Long-term debt		$6,824	$4,784

(1) In 2021, we entered into a series of interest rate swaps to effectively convert debt from a fixed rate to floating rate. In March of 2025, we settled the remainder of the interest rate swaps on our debt due in 2025. See "Interest Rate Risk" in NOTE 13, "DERIVATIVES," for additional information. During the third quarter of 2025, we repaid the outstanding balance of the senior notes due in 2025.

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
Principal payments required on long-term debt during the next five years are as follows:

In millions	2025	2026	2027	2028	2029
Principal payments	$71	$95	$128	$607	$537
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

Fair Value of Debt
Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair values and carrying values of total debt, including current maturities, were as follows:

In millions	September 30, 2025	December 31, 2024
Fair value of total debt (1)	$7,419	$6,651
Carrying value of total debt	7,614	7,059

(1) The fair value of debt is derived from Level 2 input measures.
NOTE 10. PRODUCT WARRANTY LIABILITY
A tabular reconciliation of the product warranty liability, including the deferred revenue related to our extended warranty coverage and accrued product campaigns, was as follows:

	Nine months ended
	September 30,
In millions	2025	2024
Balance at beginning of year	$2,623	$2,497
Provision for base warranties issued	468	490
Deferred revenue on extended warranty contracts sold	313	263
Provision for product campaigns issued	30	48
Payments made during period	(538)	(533)
Amortization of deferred revenue on extended warranty contracts	(220)	(222)
Changes in estimates for pre-existing product warranties and campaigns	54	94
Foreign currency translation adjustments and other	(8)	(7)
Balance at end of period	$2,722	$2,630

We recognized supplier recoveries of zero and $19 million for the three and nine months ended September 30, 2025, compared with $4 million and $38 million for the comparable periods in 2024.
Warranty related deferred revenues and warranty liabilities on our Condensed Consolidated Balance Sheets were as follows:

In millions	September 30, 2025	December 31, 2024	Balance Sheet Location
Deferred revenue related to extended coverage programs
Current portion	$295	$286	Current portion of deferred revenue
Long-term portion	900	815	Deferred revenue
Total	$1,195	$1,101

Product warranty
Current portion	$660	$679	Current portion of accrued product warranty
Long-term portion	867	843	Other liabilities
Total	$1,527	$1,522

Total warranty accrual	$2,722	$2,623

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
In December 2023, we announced that we reached the agreement in principle with the U.S. Environmental Protection Agency, the California Air Resources Board, the Environmental and Natural Resources Division of the Department of Justice (DOJ) and the California Attorney General's Office to resolve certain regulatory civil claims regarding our emissions certification and compliance process for certain engines primarily used in pick-up truck applications in the U.S., which became final and effective in April 2024, (collectively, the Settlement Agreements). As part of the Settlement Agreements, among other things, we agreed to pay civil penalties, complete recall requirements, undertake mitigation projects, provide extended warranties, undertake certain testing, take certain corporate compliance measures and make other payments. Failure to comply with the terms and conditions of the Settlement Agreements will subject us to further stipulated penalties. We recorded a charge of $2.0 billion in the fourth quarter of 2023, in other operating expense, net in our Consolidated Statements of Income, to resolve the matters addressed by the Settlement Agreements involving approximately one million of our pick-up truck applications in the U.S. Of the $2.0 billion charge, $1.7 billion (primarily related to penalties) was non-deductible for U.S. federal income tax purposes. The remaining amount, related to emissions mitigation projects and payments, extended warranties and other related compliance expenses was deductible for U.S. federal income tax purposes. This charge was in addition to the previously announced charges of $59 million for the recalls of model years 2013 through 2018 RAM 2500 and 3500 trucks and model years 2016 through 2019 Titan trucks. We made $1.9 billion of payments required by the Settlement Agreements in the second quarter of 2024. Subsequent to the second quarter of 2024, we have recorded immaterial amounts related to stipulated penalties we determined to be probable and estimable. Any further non-compliance with the Settlement Agreements will likely subject us to further stipulated penalties and other adverse consequences.
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
Guarantees and Commitments
Periodically, we enter into guarantee arrangements, including guarantees of non-U.S. distributor financings, residual value guarantees on equipment under operating leases and other miscellaneous guarantees of joint ventures or third-party obligations. At September 30, 2025, the maximum potential loss related to these guarantees was $55 million.
We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. At September 30, 2025, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $572 million. These arrangements enable us to secure supplies of critical components and IT services. We do not currently anticipate paying any penalties under these contracts.

We enter into physical forward contracts with suppliers of platinum and palladium to purchase certain volumes of the commodities at contractually stated prices for various periods, which generally fall within two years. At September 30, 2025, the total commitments under these contracts were $34 million. These arrangements enable us to guarantee the purchase prices of these commodities, which otherwise are subject to market volatility.
We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance. These performance bonds and other performance-related guarantees were $270 million at September 30, 2025.
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

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE LOSS
Following are the changes in accumulated other comprehensive income (loss) by component for the three and nine months ended:

	Three months ended
In millions	Change in pension and OPEB plans	Foreign currency translation adjustment	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at June 30, 2025	$(863)	$(1,407)	$103	$(2,167)
Other comprehensive (loss) income before reclassifications
Before-tax amount	(1)	(45)	2	(44)	$(18)	$(62)
Tax benefit (expense)	2	(4)	—	(2)	—	(2)
After-tax amount	1	(49)	2	(46)	(18)	(64)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	7	—	(5)	2	—	2
Net current period other comprehensive income (loss)	8	(49)	(3)	(44)	$(18)	$(62)
Balance at September 30, 2025	$(855)	$(1,456)	$100	$(2,211)

Balance at June 30, 2024	$(848)	$(1,595)	$108	$(2,335)
Other comprehensive (loss) income before reclassifications
Before-tax amount	1	142	(3)	140	$2	$142
Tax benefit	—	21	1	22	—	22
After-tax amount	1	163	(2)	162	2	164
Amounts reclassified from accumulated other comprehensive income (loss) (1)	4	—	(5)	(1)	—	(1)
Net current period other comprehensive income (loss)	5	163	(7)	161	$2	$163
Balance at September 30, 2024	$(843)	$(1,432)	$101	$(2,174)

(1) Amounts are net of tax. Reclassifications out of accumulated other comprehensive income (loss) and the related tax effects are immaterial for separate disclosure.

	Nine months ended
In millions	Change in pension and OPEB plans	Foreign currency translation adjustment		Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at December 31, 2024	$(843)	$(1,717)		$115	$(2,445)
Other comprehensive (loss) income before reclassifications
Before-tax amount	(45)	232		3	190	$(14)	$176
Tax benefit	12	29		—	41	—	41
After-tax amount	(33)	261		3	231	(14)	217
Amounts reclassified from accumulated other comprehensive income (loss) (1)	21	—		(18)	3	—	3
Net current period other comprehensive (loss) income	(12)	261		(15)	234	$(14)	$220
Balance at September 30, 2025	$(855)	$(1,456)		$100	$(2,211)

Balance at December 31, 2023	$(848)	$(1,457)		$99	$(2,206)
Other comprehensive (loss) income before reclassifications
Before-tax amount	(14)	(56)		23	(47)	$(3)	$(50)
Tax benefit (expense)	3	20		(5)	18	—	18
After-tax amount	(11)	(36)		18	(29)	(3)	(32)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	16	61	(2)	(16)	61	—	61
Net current period other comprehensive income (loss)	5	25		2	32	$(3)	$29
Balance at September 30, 2024	$(843)	$(1,432)		$101	$(2,174)

(1) Amounts are net of tax. Reclassifications out of accumulated other comprehensive income (loss) and the related tax effects are immaterial for separate disclosure.
(2) Primarily related to the divestiture of Atmus. See NOTE 15, "ATMUS DIVESTITURE," for additional information.

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
Foreign Currency Exchange Rate Risk
We had foreign currency forward contracts with notional amounts of $5.2 billion at September 30, 2025, with the following currencies comprising 86 percent of outstanding foreign currency forward contracts: British pound, Chinese renminbi, Euro, Canadian dollar and Australian dollar. We had foreign currency forward contracts with notional amounts of $3.6 billion at December 31, 2024, with the following currencies comprising 86 percent of outstanding foreign currency forward contracts: British pound, Chinese renminbi, Australian dollar, Canadian dollar and Euro.
We are further exposed to foreign currency exchange risk as many of our subsidiaries are subject to fluctuations as the functional currencies of the underlying entities are not our U.S. dollar reporting currency. To help reduce volatility in the equity value of our subsidiaries, we enter into foreign exchange forwards designated as net investment hedges for certain of our investments. Under the current terms of our foreign exchange forwards, we agreed with third parties to sell British pounds, Chinese renminbi and Euros in exchange for U.S. dollar currency at a specified rate at the maturity of the contract. The notional amount of these hedges at September 30, 2025, was $1.3 billion. In the second quarter of 2025, we began entering into cross-currency interest rate swaps designated as net investment hedges for certain of our investments to help reduce volatility in the equity value of our subsidiaries. Under the current terms of our cross-currency interest rate swaps, we generally pay fixed-rate interest in Euros or Chinese renminbi and receive fixed-rate interest in U.S. dollars. The notional amount of these hedges at September 30, 2025, was $500 million.
The following table summarizes our net investment hedge activity in accumulated other comprehensive loss (AOCL):

	Three months ended				Nine months ended
	September 30,				September 30,
In millions	2025		2024		2025		2024
Type of Derivative	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Earnings	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Earnings	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Earnings	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Earnings
Foreign exchange forwards	$4	$—	$(44)	$—	$(65)	$—	$(41)	$—
Cross-currency interest rate swaps	5	—	—	—	(3)	—	—	—

Interest Rate Risk
In 2021, we entered into a series of interest rate swaps to effectively convert our $500 million senior notes, due in 2025, from a fixed rate of 0.75 percent to a floating rate equal to the three-month London Interbank Offered Rate (LIBOR) plus a spread (subsequently adjusted to Secured Overnight Financing Rate (SOFR) under a fallback protocol in our derivative agreements). We also entered into a series of interest rate swaps to effectively convert $765 million of our $850 million senior notes, due in 2030, from a fixed rate of 1.50 percent to a floating rate equal to the three-month LIBOR plus a spread (also similarly adjusted to SOFR). We designated the swaps as fair value hedges. The gain or loss on these derivative instruments, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, were recognized in current income as interest expense. The net swap settlements that accrue each period were also reported in our Condensed Consolidated Financial Statements as interest expense. In 2023 and 2024, we settled a portion of these swaps with the immaterial losses amortized over the remaining term of the related debt. In the first quarter of 2025, we settled the remainder of the $350 million interest rate swaps, at their expiration date, on our debt due in 2025. The interest rate swaps on our 2030 debt had $680 million of the notional amounts outstanding at September 30, 2025.

The following table summarizes the gains and losses:

	Three months ended				Nine months ended
	September 30,				September 30,
In millions	2025		2024		2025		2024
Type of Swap	Gain (Loss) on Swaps	Gain (Loss) on Borrowings	Gain (Loss) on Swaps	Gain (Loss) on Borrowings	Gain (Loss) on Swaps	Gain (Loss) on Borrowings	Gain (Loss) on Swaps	Gain (Loss) on Borrowings
Interest rate swaps (1)	$4	$(2)	$38	$(35)	$31	$(28)	$31	$(27)

(1) The difference between the gain (loss) on swaps and borrowings represents hedge ineffectiveness.
In the first quarter of 2025, we entered into a series of interest rate lock agreements including 5-year and 10-year locks, with notional amounts totaling $200 million and $400 million, respectively, to reduce variability of cash flows of interest payments on total fixed rate debt forecasted to be issued in 2025 to replace our senior notes at maturity and for other general purposes. In the second quarter of 2025, we entered into additional 10-year interest rate lock agreements with notional amounts totaling $100 million. The terms of the rate locks mirrored the time period of the expected fixed rate debt issuances and the expected timing of interest payments on planned debt issuances. The gains and losses on these derivative instruments were initially recorded in other comprehensive income and will be released to earnings in interest expense in future periods to reflect the difference in (1) the fixed rates economically locked in at the inception of the hedge and (2) the actual fixed rates established in the debt instrument at issuance. In the second quarter of 2025, with the issuance of senior unsecured notes, we settled all interest rate lock agreements with a notional amount of $700 million. The immaterial net losses from settlement will be amortized over the remaining term of the related debt. Amortization of net losses were immaterial for the three and nine months ended September 30, 2025.
Derivatives Not Designated as Hedging Instruments
The following table summarizes the effect on our Condensed Consolidated Statements of Net Income for derivative instruments not designated as hedging instruments:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2025	2024	2025	2024
Loss recognized in income - Cost of sales (1)	$—	$(2)	$(4)	$(1)
(Loss) gain recognized in income - Other income, net (1)	(80)	104	70	60

(1) Includes foreign currency forward contracts.

Fair Value Amount and Location of Derivative Instruments
The following table summarizes the location and fair value of derivative instruments on our Condensed Consolidated Balance Sheets:

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
In millions	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Notional amount	$3,327	$3,512	$4,350	$2,713

Derivative assets
Prepaid expenses and other current assets (1)	$23	$60	$31	$6
Other assets	1	6	—	—
Total derivative assets (1)	$24	$66	$31	$6

Derivative liabilities
Other accrued expenses	$20	$10	$3	$67
Other liabilities	63	89	—	—
Total derivative liabilities (1)	$83	$99	$3	$67

(1) Estimates of the fair value of all derivative assets and liabilities above are derived from Level 2 inputs, which are estimated using actively quoted prices for similar instruments from brokers and observable inputs where available, including market transactions and third-party pricing services, or net asset values provided to investors. We do not currently have any Level 3 input measures and there were no transfers into or out of Level 2 or 3 during the nine months ended September 30, 2025, or the year ended December 31, 2024.

We elected to present our derivative contracts on a gross basis in our Condensed Consolidated Balance Sheets. Had we chosen to present on a net basis, we would have derivatives in a net asset position of $24 million and $37 million and derivatives in a net liability position of $55 million and $131 million at September 30, 2025 and December 31, 2024, respectively.
NOTE 14. GOODWILL IMPAIRMENT AND INVENTORY WRITE-DOWN
During the third quarter of 2025, in our Accelera segment, we observed rapidly deteriorating conditions in our electrolyzer markets and overall hydrogen markets, along with significant uncertainty in the alternative power markets resulting from reductions in government incentives. As a result, we determined that a triggering event occurred for our electrolyzer reporting unit, warranting an interim impairment test of goodwill and the related asset group. We also re-evaluated the recoverability of certain inventory in this business due to the declining customer demand, resulting in a $30 million excess and obsolete inventory write-down recorded in cost of sales. We concluded that the undiscounted cash flows exceeded the carrying value of the related asset group and thus an impairment did not exist for the related long-lived assets. However, we determined that on a fair value basis our goodwill was fully impaired and recorded a charge of $210 million in other operating expense, net. The fair value of this reporting unit was determined using primarily a discounted cash flow model (a form of the income approach). This model incorporated a number of assumptions and judgements surrounding current market and economic conditions, internal forecasts of future business performance including short and long-term growth rates, earnings or losses before interest expense, income taxes, depreciation and amortization and noncontrolling interests (EBITDA) margins and discount rates. The $240 million of charges were non-deductible for income taxes purposes. These non-cash charges were reflected in net cash provided by operating activities as a change in inventory of $30 million and other, net of $210 million.

NOTE 15. ATMUS DIVESTITURE
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
We evaluated the full divestiture of Atmus and determined the transaction did not qualify for discontinued operation presentation. We recognized a gain related to the divestiture of approximately $1.3 billion (based on the difference between the fair value of the Cummins shares obtained less the carrying value of our Atmus investment), which was recorded in other income, net in our Condensed Consolidated Statements of Net Income for the nine months ended September 30, 2024. Approximately $114 million of goodwill was included in the carrying value of the Atmus investment for purposes of calculating the gain. The operating results of Atmus were reported in our Condensed Consolidated Financial Statements through March 18, 2024, the date of divestiture.
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
NOTE 16. REPORTABLE SEGMENTS
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
Our CODM uses segment EBITDA as the basis to evaluate the performance of each of our reportable segments. EBITDA provides our CODM with a full picture of the profitability of a segment to drive decisions and resource allocation. EBITDA is used as the key profitability measure when we set our annual operating plan, is the metric with which our CODM assesses results and is a key component of our annual variable compensation plans. Segment amounts exclude certain expenses not specifically identifiable to segments.
The accounting policies of our reportable segments are the same as those applied in our Condensed Consolidated Financial Statements. We prepared the financial results of our reportable segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. We allocate certain common costs and expenses, primarily corporate functions, among segments differently than we would for stand-alone financial information prepared in accordance with GAAP. These include certain costs and expenses of shared services, such as IT, human resources, legal, finance and supply chain management. We do not allocate gains or losses of corporate-owned life insurance and the gain and certain costs related to the divestiture of Atmus. See NOTE 15, "ATMUS DIVESTITURE," for additional information. EBITDA may not be consistent with measures used by other companies.
Summarized financial information regarding our reportable segments for the three and nine months ended September 30, 2025 and 2024 is shown in the table below:

In millions	Engine	Components	Distribution	Power Systems	Accelera		Total Segments
Three months ended September 30, 2025
External sales	$1,922	$1,986	$3,170	$1,126	$113		$8,317
Intersegment sales	683	343	2	870	8		1,906
Total sales	2,605	2,329	3,172	1,996	121		10,223
Cost of goods sold (excluding warranty expenses)	2,030	1,868	2,489	1,357	172	(1)	7,916
Warranty expenses	97	29	5	37	18		186
Selling expenses	57	43	151	42	7		300
Administrative expenses	141	132	93	105	18		489
Research, development and engineering expenses	159	70	14	62	40		345
Equity, royalty and interest income (loss) from investees	54	7	23	26	(6)		104
Other income (expense) (2)	15	(24)	17	2	(209)	(1)	(199)
Add back: Depreciation and amortization (3)	71	122	32	36	13		274
Segment EBITDA	$261	$292	$492	$457	$(336)	(1)	$1,166

Interest income (4)	$11	$8	$6	$4	$—		$29

Three months ended September 30, 2024
External sales	$2,215	$2,287	$2,942	$912	$100		$8,456
Intersegment sales	698	437	10	775	10		1,930
Total sales	2,913	2,724	2,952	1,687	110		10,386
Cost of goods sold (excluding warranty expenses)	2,151	2,198	2,378	1,173	137		8,037
Warranty expenses	101	37	7	26	5		176
Selling expenses	55	43	159	43	11		311
Administrative expenses	144	132	94	111	14		495
Research, development and engineering expenses	147	85	13	57	57		359
Equity, royalty and interest income (loss) from investees	53	12	25	20	(11)		99
Other (expense) income (2)	(3)	(11)	13	(2)	(6)		(9)
Add back: Depreciation and amortization (3)	62	121	31	33	16		263
Segment EBITDA	$427	$351	$370	$328	$(115)		$1,361

Interest income (4)	$2	$4	$7	$1	$—		$14

In millions	Engine	Components		Distribution	Power Systems	Accelera		Total Segments
Nine months ended September 30, 2025
External sales	$6,124	$6,551		$9,106	$3,052	$301		$25,134
Intersegment sales	2,151	1,153		14	2,482	28		5,828
Total sales	8,275	7,704		9,120	5,534	329		30,962
Cost of goods sold (excluding warranty expenses)	6,234	6,168		7,240	3,737	425	(1)	23,804
Warranty expenses	301	83		16	95	38		533
Selling expenses	177	124		462	129	21		913
Administrative expenses	425	372		273	311	45		1,426
Research, development and engineering expenses	465	222		42	188	129		1,046
Equity, royalty and interest income (loss) from investees	187	24		77	82	(17)		353
Other income (expense) (2)	53	(59)		53	16	(214)	(1)	(151)
Add back: Depreciation and amortization (3)	206	371		96	104	38		815
Segment EBITDA	$1,119	$1,071		$1,313	$1,276	$(522)	(1)	$4,257

Interest income (4)	$29	$25		$18	$12	$1		$85

Nine months ended September 30, 2024
External sales	$6,923	$7,647		$8,292	$2,508	$285		$25,655
Intersegment sales	2,069	1,391		24	2,157	29		5,670
Total sales	8,992	9,038		8,316	4,665	314		31,325
Cost of goods sold (excluding warranty expenses)	6,668	7,203		6,725	3,277	401		24,274
Warranty expenses	328	165		17	65	19		594
Selling expenses	163	141		469	130	26		929
Administrative expenses	435	425		292	315	46		1,513
Research, development and engineering expenses	468	250		41	180	166		1,105
Equity, royalty and interest income (loss) from investees	158	51		73	65	(22)		325
Other income (expense) (2)	17	(42)		41	4	(12)		8
Add back: Depreciation and amortization (3)	181	367		92	99	45		784
Segment EBITDA	$1,286	$1,230	(5)	$978	$866	$(333)		$4,027

Interest income (4)	$16	$21		$29	$7	$—		$73

(1) Included a $30 million inventory write-down in cost of goods sold and a $210 million goodwill impairment charge in other income (expense). See NOTE 14, “GOODWILL IMPAIRMENT AND INVENTORY WRITE-DOWN,” for additional information.

(2) Other income (expense) includes other operating expense, net and other income, net from our Condensed Consolidated Statements of Net Income.
(3) Depreciation and amortization are not considered significant segment expenses but are presented here to reconcile to EBITDA, the measure used by our CODM. Depreciation and amortization, as shown on a segment basis, excludes the amortization of debt discount and deferred costs included in our Condensed Consolidated Statements of Net Income as interest expense. The amortization of debt discount and deferred costs was $10 million and $10 million for the nine months ended September 30, 2025 and 2024, respectively. A portion of depreciation expense is included in research, development and engineering expenses.

(4) Interest income is a component of other income (expense).
(5) Included $21 million of costs associated with the divestiture of Atmus for the nine months ended September 30, 2024. See NOTE 15, "ATMUS DIVESTITURE," for additional information.

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Net Income is shown in the table below:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2025	2024	2025	2024
TOTAL SEGMENT EBITDA	$1,166	$1,361	$4,257	$4,027
Intersegment eliminations and other (1)	21	28	(23)	1,279	(2)
Less:
Interest expense	83	83	247	281
Depreciation and amortization	274	263	815	784
INCOME BEFORE INCOME TAXES	$830	$1,043	$3,172	$4,241

(1) Included intersegment sales, intersegment profit in inventory and unallocated corporate expenses.
(2) Included a $1.3 billion gain related the divestiture of Atmus and $14 million of costs associated with the divestiture of Atmus (included in corporate expenses) for the nine months ended September 30, 2024. See NOTE 15, "ATMUS DIVESTITURE," for additional information.

NOTE 17. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, “Income Taxes (Topic 740): Improvements in Income Tax Disclosures,” to enhance the transparency and decision usefulness of income tax disclosures. This amendment requires public companies to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Additionally, under the amendment, entities are required to disclose the amount of income taxes paid disaggregated by federal, state and foreign taxes, as well as disaggregated by material individual jurisdictions. Finally, the amendment requires entities to disclose income from continuing operations before income tax expense disaggregated between domestic and foreign and income tax expense from continuing operations disaggregated by federal, state and foreign. The new rules are effective for annual periods beginning after December 15, 2024. The adoption of this standard is not expected to have a material impact on our Condensed Consolidated Financial Statements.
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)”, which requires public business entities to disclose in the notes to the financial statements more detailed information about the types of expenses included in certain expense captions in the consolidated financial statements, including purchases of inventory, employee compensation, and depreciation and amortization. The amendments are effective for us beginning with our 2027 annual period and in interim periods beginning in 2028. Early adoption is permitted. The ASU may be adopted prospectively or retrospectively. We are currently evaluating the impact of ASU 2024-03 on our Condensed Consolidated Financial Statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)”, to modernize the accounting guidance for costs to develop software for internal use. The new guidance amends the existing standard to remove references to various stages of a software development project to better align with current software development methods such as agile programming. The types of costs required to be capitalized has not significantly changed. In addition, the new standard requires costs to begin capitalization when (1) management has authorized and committed to funding the project and (2) it is probable that the project will be completed and the software will be used to perform its intended function. The new standard is effective for us beginning January 1, 2028, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our Condensed Consolidated Financial Statements.

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
•any adverse consequences resulting from entering into agreements with the U.S. Environmental Protection Agency (EPA), California Air Resources Board, the Environmental and Natural Resources Division of the U.S. Department of Justice and the California Attorney General's Office to resolve certain regulatory civil claims regarding our emissions certification and compliance process for certain engines primarily used in pick-up truck applications in the U.S., which became final and effective in April 2024, (collectively, the Settlement Agreements), including required additional mitigation projects, adverse reputational impacts and potential resulting legal actions;
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
•LIQUIDITY AND CAPITAL RESOURCES
•APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
•RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
EXECUTIVE SUMMARY AND FINANCIAL HIGHLIGHTS
Overview
We are a global power leader committed to powering a more prosperous world. Since 1919, we have delivered innovative solutions that move people, goods and economies forward. Our five reportable operating segments - Engine, Components, Distribution, Power Systems and Accelera offer a broad portfolio, including advanced diesel, alternative fuel, electric and hybrid powertrains; integrated power generation systems; critical components such as aftertreatment, turbochargers, fuel systems, controls, transmissions, axles and brakes; and zero emissions technologies like battery and electric powertrain systems and electrolyzers. With a global footprint, deep technical expertise and an extensive service network, we deliver dependable, cutting-edge solutions tailored to our customers' needs, supporting them through the energy transition with our Destination Zero strategy. We sell our products to original equipment manufacturers (OEMs), distributors, dealers and other customers worldwide. We have long-standing relationships with many of the leading manufacturers in the markets we serve, including PACCAR Inc., Traton Group, Daimler Trucks AG and Stellantis N.V. We serve our customers through a service network of approximately 650 wholly-owned, joint venture and independent distributor locations and more than 19,000 Cummins certified dealer locations in approximately 190 countries and territories.
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
Uncertain Global Trade Environment
As disclosed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024, we operate our business on a global basis and changes in international, national and regional trade laws, regulations and policies affecting and/or restricting international trade, including higher tariffs, trade disruptions (such as embargoes, sanctions and export controls) and broader geopolitical tensions, could adversely impact the demand for our products and our competitive position. The uncertain global trade environment, marked by the U.S. imposition of tariffs on certain countries, followed by the imposition of retaliatory tariffs and other actions against U.S. goods and services by certain countries has introduced significant market volatility and raised concerns about potential economic impacts. Our primary risks include reduced global movement of goods impacting freight activity, increased costs for suppliers and end-users and uncertainty around the availability of supply, all of which could contribute to a decline in business confidence, a reduction in demand for our products and increased product costs. Our tariff-related costs increased during the third quarter. We have and continue to look for ways to mitigate these costs including discussions with our suppliers, sourcing alternatives and agreements with our customers to recover these costs. The financial impact of tariffs, net of mitigation actions, was immaterial to our profitability and operating cash flows in the third quarter of 2025. Continued and increasing tariff costs, the effectiveness of our mitigation efforts and the resulting market volatility could materially and adversely affect our results of operations, financial condition and cash flows in the future. We will continue work to minimize the related impacts to our business to the extent possible. See the "OUTLOOK" section for a discussion of the potential tariff impacts for the remainder of 2025.
Divestiture of Atmus
On March 18, 2024, we completed the divestiture of our remaining 80.5 percent ownership of Atmus Filtration Technologies Inc. (Atmus) common stock through a tax-free split-off. The exchange resulted in a reduction of shares of our common stock outstanding by 5.6 million shares and a gain of $1.3 billion. See NOTE 15, "ATMUS DIVESTITURE," to our Condensed Consolidated Financial Statements for additional information.
2025 Third Quarter and Year-to-Date Results
A summary of our results is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions, except per share amounts	2025	2024	2025	2024	(1)
Net sales	$8,317	$8,456	$25,134	$25,655
Net income attributable to Cummins Inc.	536	809	2,250	3,528
Earnings per common share attributable to Cummins Inc.
Basic	$3.88	$5.90	$16.33	$25.47
Diluted	3.86	5.86	16.23	25.31

(1) Net income and earnings per common share included the $1.3 billion non-taxable gain associated with the divestiture of Atmus for the nine months ended September 30, 2024. See NOTE 15, "ATMUS DIVESTITURE," to our Condensed Consolidated Financial Statements for additional information.

Net income attributable to Cummins Inc. was $536 million, or $3.86 per diluted share, on sales of $8.3 billion for the three months ended September 30, 2025, versus the comparable prior year period net income attributable to Cummins Inc. of $809 million, or $5.86 per diluted share, on sales of $8.5 billion. The decreases in net income attributable to Cummins Inc. and earnings per diluted share were driven by lower demand in on-highway commercial truck markets, the goodwill impairment charge and inventory write-down in our Accelera segment and the unfavorable tax expense for passage of the One Big Beautiful Bill Act (The Act), partially offset by strong growth in power generation markets, especially data center and commercial markets, increased demand in light-duty automotive markets and lower compensation expenses. See NOTE 5, “INCOME TAXES,” and NOTE 14, “GOODWILL IMPAIRMENT AND INVENTORY WRITE-DOWN,” to our Condensed Consolidated Financial Statements for additional information.

Net income attributable to Cummins Inc. was $2.3 billion, or $16.23 per diluted share, on sales of $25.1 billion for the nine months ended September 30, 2025, versus the comparable prior year period net income attributable to Cummins Inc. of $3.5 billion, or $25.31 per diluted share, on sales of $25.7 billion. The decreases in net income attributable to Cummins Inc. and earnings per diluted share were driven by the absence of the $1.3 billion gain recognized on the divestiture of Atmus in the first quarter of 2024, lower demand in on-highway commercial truck markets and the goodwill impairment charge and inventory write-down in our Accelera segment in the third quarter of 2025, partially offset by the strong growth in power generation markets, especially data center and commercial markets, lower compensation expenses and favorable non-tariff pricing mainly related to the launch of updated engine products in light-duty automotive markets. See NOTE 5, “INCOME TAXES,” and NOTE 15, “ATMUS DIVESTITURE,” to our Condensed Consolidated Financial Statements for additional information.
The table below presents our consolidated net sales by geographic area based on the location of the customer:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,		(Unfavorable)		September 30,		(Unfavorable)
In millions	2025	2024	Amount	Percent	2025	2024	Amount	Percent
United States and Canada	$4,972	$5,177	$(205)	(4)%	$15,215	$15,789	$(574)	(4)%
International	3,345	3,279	66	2%	9,919	9,866	53	1%
Total net sales	$8,317	$8,456	$(139)	(2)%	$25,134	$25,655	$(521)	(2)%

Worldwide revenues decreased by 2 percent in the three months ended September 30, 2025, compared to the same period in 2024, primarily due to the weaker demand in on-highway commercial truck markets, partially offset by higher demand in power generation markets, especially data center and commercial markets, higher sales in light-duty automotive markets and customer tariff recoveries. Net sales in the U.S. and Canada declined 4 percent primarily due to the lower demand in medium-duty and heavy-duty truck markets, partially offset by higher sales in power generation markets and light-duty automotive markets. International sales (excludes the U.S. and Canada) improved 2 percent primarily due to higher sales in China and Europe, partially offset by lower sales in Latin America and Asia Pacific. The increase in international sales was primarily due to higher power generation demand, partially offset by lower demand in commercial on-highway truck markets. Favorable foreign currency fluctuations impacted international sales by 2 percent (primarily the Euro).
Worldwide revenues decreased by 2 percent in the nine months ended September 30, 2025, compared to the same period in 2024, mainly due to weaker demand in on-highway commercial truck markets and the divestiture of Atmus in the first quarter of 2024, partially offset by higher demand in power generation markets, especially data center and commercial markets, non-tariff pricing mainly related to the launch of updated engine products in light-duty automotive markets and customer tariff recoveries. Net sales in the U.S. and Canada declined 4 percent mainly due to lower demand in heavy-duty and medium-duty truck markets and the divestiture of Atmus, partially offset by higher sales in power generation markets and non-tariff pricing mainly related to the launch of updated engine products in light-duty automotive markets. International sales (excludes the U.S. and Canada) improved 1 percent primarily due to higher sales in China and Europe, partially offset by lower sales in Latin America and Asia Pacific. The increase in international sales was primarily due to higher demand in power generation markets and increased off-highway demand (primarily construction and mining), partially offset by weaker demand in on-highway commercial truck markets and the divestiture of Atmus. See NOTE 15, "ATMUS DIVESTITURE," to our Condensed Consolidated Financial Statements for additional information.

The following tables contain sales and EBITDA (defined as earnings or losses before interest expense, income taxes, depreciation and amortization and noncontrolling interests) by reportable segment for the three and nine months ended September 30, 2025 and 2024. See NOTE 16, "REPORTABLE SEGMENTS," to our Condensed Consolidated Financial Statements for additional information and a reconciliation of our segment information to the corresponding amounts in our Condensed Consolidated Statements of Net Income.

	Three months ended September 30,
Reportable Segments	2025				2024			Percent change
		Percent				Percent		2025 vs. 2024
In millions	Sales	of Total	EBITDA		Sales	of Total	EBITDA	Sales	EBITDA
Engine	$2,605	25%	$261		$2,913	28%	$427	(11)%	(39)%
Components	2,329	23%	292		2,724	26%	351	(15)%	(17)%
Distribution	3,172	31%	492		2,952	29%	370	7%	33%
Power Systems	1,996	20%	457		1,687	16%	328	18%	39%
Accelera	121	1%	(336)	(1)	110	1%	(115)	10%	NM
Total segments	10,223	100%	1,166		10,386	100%	1,361	(2)%	(14)%
Intersegment eliminations	(1,906)		21		(1,930)		28	(1)%	(25)
Total	$8,317		$1,187		$8,456		$1,389	(2)%	(15)%

"NM" - not meaningful information
(1) Included a $210 million goodwill impairment charge and a $30 million inventory write-down. See NOTE 14, “GOODWILL IMPAIRMENT AND INVENTORY WRITE-DOWN,” to our Condensed Consolidated Financial Statements for additional information.

	Nine months ended September 30,
Reportable Segments	2025				2024				Percent change
		Percent				Percent			2025 vs. 2024
In millions	Sales	of Total	EBITDA		Sales	of Total	EBITDA		Sales	EBITDA
Engine	$8,275	27%	$1,119		$8,992	29%	$1,286		(8)%	(13)%
Components	7,704	25%	1,071		9,038	29%	1,230		(15)%	(13)%
Distribution	9,120	29%	1,313		8,316	26%	978		10%	34%
Power Systems	5,534	18%	1,276		4,665	15%	866		19%	47%
Accelera	329	1%	(522)	(1)	314	1%	(333)		5%	(57)%
Total segments	30,962	100%	4,257		31,325	100%	4,027		(1)%	6%
Intersegment eliminations	(5,828)		(23)		(5,670)		1,279	(2)	3%	NM
Total	$25,134		$4,234		$25,655		$5,306	(2)	(2)%	(20)%

"NM" - not meaningful information
(1) Included a $210 million goodwill impairment charge and a $30 million inventory write-down. See NOTE 14, “GOODWILL IMPAIRMENT AND INVENTORY WRITE-DOWN,” to our Condensed Consolidated Financial Statements for additional information.

(2) Intersegment eliminations and total EBITDA included a $1.3 billion gain related to the divestiture of Atmus and total EBITDA included $35 million of costs associated with the divestiture of Atmus for the nine months ended September 30, 2024. See NOTE 15, "ATMUS DIVESTITURE," to our Condensed Consolidated Financial Statements for additional information.

2025 Highlights
We generated $2.1 billion in cash from operations for the nine months ended September 30, 2025, compared to $65 million for the comparable period in 2024. The $2.0 billion increase was mainly due to $1.9 billion of payments in 2024 required by the Settlement Agreements. See the section titled "Cash Flows" in the "LIQUIDITY AND CAPITAL RESOURCES" section for a discussion of items impacting cash flows. See NOTE 11, "COMMITMENTS AND CONTINGENCIES," to our Condensed Consolidated Financial Statements for additional information on the Settlement Agreements.
Our debt to capital ratio (total capital defined as debt plus equity) at September 30, 2025, was 36.8 percent, compared to 38.4 percent at December 31, 2024. The decrease was primarily due to increased equity balances from strong earnings since December 31, 2024, partially offset by higher debt balances at September 30, 2025. At September 30, 2025, we had $3.2 billion in cash and marketable securities on hand and access to our $4.0 billion credit facilities (net of $353 million of commercial paper outstanding), if necessary, to meet working capital, investment, acquisition and funding needs.

In September 2025, we recorded $240 million of non-cash charges in our electrolyzer business for our Accelera segment. See NOTE 14, “GOODWILL IMPAIRMENT AND INVENTORY WRITE-DOWN,” to our Condensed Consolidated Financial Statements for additional information.
In September 2025, we repaid our $500 million 0.75 percent senior notes, due in 2025, using cash on hand. See NOTE 9, “DEBT,” to our Condensed Consolidated Financial Statements for additional information.
In July 2025, the Board of Directors (Board) authorized an increase to our quarterly dividend of approximately 10 percent from $1.82 per share to $2.00 per share.
On July 4, 2025, the The Act was signed into law, enacting significant changes to U.S. federal income tax rules affecting corporations, such as the ability to immediately deduct domestic research and development costs, restoration of elective 100 percent bonus depreciation for qualified property and changes to the international tax provisions. See NOTE 5, "INCOME TAXES," to our Condensed Consolidated Financial Statements for additional information.
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
In the first nine months of 2025, the investment gain on our U.S. pension trusts was 7.9 percent, while our U.K. pension trusts' loss was 1.8 percent. We anticipate making additional defined benefit pension contributions during the remainder of 2025 of $10 million for our U.S. and U.K. qualified and non-qualified pension plans. We expect our 2025 annual net periodic pension cost to approximate $79 million.
As of the date of this filing, our credit ratings and outlooks from the credit rating agencies remain unchanged.

RESULTS OF OPERATIONS

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,		(Unfavorable)		September 30,		(Unfavorable)
In millions, except per share amounts	2025	2024	Amount	Percent	2025	2024	Amount	Percent
NET SALES	$8,317	$8,456	$(139)	(2)%	$25,134	$25,655	$(521)	(2)%
Cost of sales	6,188	6,285	97	2%	18,569	19,250	681	4%
GROSS MARGIN	2,129	2,171	(42)	(2)%	6,565	6,405	160	2%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	789	807	18	2%	2,339	2,474	135	5%
Research, development and engineering expenses	345	359	14	4%	1,046	1,107	61	6%
Equity, royalty and interest income from investees	104	99	5	5%	353	325	28	9%
Other operating expense, net	247	54	(193)	NM	321	131	(190)	NM
OPERATING INCOME	852	1,050	(198)	(19)%	3,212	3,018	194	6%
Interest expense	83	83	—	—%	247	281	34	12%
Other income, net	61	76	(15)	(20)%	207	1,504	(1,297)	(86)%
INCOME BEFORE INCOME TAXES	830	1,043	(213)	(20)%	3,172	4,241	(1,069)	(25)%
Income tax expense	271	200	(71)	(36)%	835	618	(217)	(35)%
CONSOLIDATED NET INCOME	559	843	(284)	(34)%	2,337	3,623	(1,286)	(35)%
Less: Net income attributable to noncontrolling interests	23	34	11	32%	87	95	8	8%
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$536	$809	$(273)	(34)%	$2,250	$3,528	$(1,278)	(36)%
Diluted Earnings Per Common Share Attributable to Cummins Inc.	$3.86	$5.86	$(2.00)	(34)%	$16.23	$25.31	$(9.08)	(36)%

"NM" - not meaningful information

	Three months ended		Favorable/ (Unfavorable)	Nine months ended		Favorable/ (Unfavorable)
	September 30,			September 30,
Percent of sales	2025	2024	Percentage Points	2025	2024	Percentage Points
Gross margin	25.6%	25.7%	(0.1)	26.1%	25.0%	1.1
Selling, general and administrative expenses	9.5%	9.5%	—	9.3%	9.6%	0.3
Research, development and engineering expenses	4.1%	4.2%	0.1	4.2%	4.3%	0.1

Net Sales
Net sales for the three months ended September 30, 2025, decreased by $139 million versus the comparable period in 2024. The primary drivers were as follows:
•Components segment sales decreased 15 percent mainly due to lower demand in North American medium-duty and heavy-duty truck markets.
•Engine segment sales decreased 11 percent largely due to lower demand in North American medium-duty and heavy-duty truck markets.
These decreases were partially offset by the following:
•Power Systems segment sales increased 18 percent primarily due to higher demand in power generation markets, especially in North America, India and China.
•Distribution segment sales increased 7 percent principally due to higher demand in power generation markets, especially in North America.
Net sales for the nine months ended September 30, 2025, decreased $521 million versus the comparable period in 2024. The primary drivers were as follows:
•Components segment sales decreased 15 percent mainly due to lower demand in North American heavy-duty and medium-duty truck markets and the divestiture of Atmus on March 18, 2024. See NOTE 15, "ATMUS DIVESTITURE," to our Condensed Consolidated Financial Statements for additional information.

•Engine segment sales decreased 8 percent largely due to lower demand in North American heavy-duty and medium-duty truck markets.
These decreases were partially offset by the following:
•Power Systems segment sales increased 19 percent primarily due to higher demand in power generation markets, especially in North America and China.
•Distribution segment sales increased 10 percent principally due to higher demand in power generation markets, especially in North America.
Sales to international markets (excludes the U.S. and Canada), based on location of customers, for the three and nine months ended September 30, 2025, were 40 percent and 39 percent of total net sales compared with 39 percent and 38 percent of total net sales for the comparable periods in 2024. A more detailed discussion of sales by segment is presented in the “REPORTABLE SEGMENT RESULTS” section.
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
Gross Margin
Gross margin decreased $42 million for the three months ended September 30, 2025, and decreased 0.1 points as a percentage of net sales versus the comparable period in 2024. The decreases in gross margin and gross margin as a percentage of sales were primarily due to lower demand in on-highway commercial truck markets, partially offset by higher demand in power generation markets, especially data center and commercial markets, higher demand in light-duty automotive markets, as well as favorable non-tariff related pricing mainly due to the launch of updated engine products in light-duty automotive markets. The net impact of tariff costs and related recoveries was immaterial for the three month period ended September 30, 2025.
Gross margin increased $160 million for the nine months ended September 30, 2025, and increased 1.1 points as a percentage of sales versus the comparable period in 2024. The increases in gross margin and gross margin as a percentage of sales were primarily due to strong growth in power generation markets, especially data center and commercial markets, as well as favorable non-tariff related pricing mainly due to the launch of updated engine products in light-duty automotive markets, partially offset by lower demand in on-highway commercial truck markets and the absence of Atmus sales. The net impact of tariff costs and related recoveries was immaterial for the nine month period ended September 30, 2025. See NOTE 15, "ATMUS DIVESTITURE," to our Condensed Consolidated Financial Statements for additional information.
The provision for base warranties issued as a percentage of sales for the three and nine months ended September 30, 2025, was 1.8 percent and 1.9 percent, respectively, compared to 1.9 percent and 1.9 percent for the comparable periods in 2024.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $18 million for the three months ended September 30, 2025, and remained flat as a percentage of net sales versus the comparable period in 2024. The decrease was mainly due to lower compensation expenses. Compensation and related expenses included salaries, fringe benefits and variable compensation.
Selling, general and administrative expenses decreased $135 million for the nine months ended September 30, 2025, and decreased 0.3 points as a percentage of net sales versus the comparable period in 2024. The decreases were mainly due to lower compensation expenses.
Research, Development and Engineering Expenses
Research, development and engineering expenses decreased $14 million for the three months ended September 30, 2025, and decreased 0.1 points as a percentage of net sales versus the comparable period in 2024. The decreases were mainly due to lower spending on prototypes and lower compensation expenses. Compensation and related expenses included salaries, fringe benefits and variable compensation.

Research, development and engineering expenses decreased $61 million for the nine months ended September 30, 2025, and decreased 0.1 points as a percentage of net sales versus the comparable period in 2024. The decreases were mainly due to lower compensation expenses.
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
Equity, Royalty and Interest Income from Investees
Equity, royalty and interest income from investees increased $5 million for the three months ended September 30, 2025, versus the comparable period in 2024, primarily due to increased earnings at Beijing Foton Cummins Engine Co., Ltd. and Chongqing Cummins Engine Co., Ltd. and lower start-up costs from Amplify Cell Technologies LLC, partially offset by lower royalty and interest income from investees and lower earnings from Sistemas Automotrices de Mexico S.A. de C.V.
Equity, royalty and interest income from investees increased $28 million for the nine months ended September 30, 2025, versus the comparable period in 2024, mainly due to increased earnings at Beijing Foton Cummins Engine Co., Ltd. and Chongqing Cummins Engine Co., Ltd. and the absence of a joint venture consolidated in the first quarter of 2025 with prior year losses, partially offset by lower earnings at Sistemas Automotrices de Mexico S.A. de C.V. and the absence of joint venture earnings from the divestiture of Atmus. See NOTE 4, "EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES," and NOTE 15, "ATMUS DIVESTITURE," to our Condensed Consolidated Financial Statements for additional information.
Other Operating Expense, Net
Other operating expense, net was as follows:

	Three months ended			Nine months ended
	September 30,			September 30,
In millions	2025		2024	2025		2024
Goodwill impairment	$(210)	(1)	$—	$(210)	(1)	$—
Amortization of intangible assets	(34)		(32)	(99)		(97)
Loss on write-off of assets	(4)		(2)	(15)		(15)
Flood damage expenses	—		(10)	—		(10)
Royalty income, net	3		2	8		7
Other, net	(2)		(12)	(5)		(16)
Total other operating expense, net	$(247)		$(54)	$(321)		$(131)

(1) See NOTE 14, “GOODWILL IMPAIRMENT AND INVENTORY WRITE-DOWN,” to our Condensed Consolidated Financial Statements for additional information.
Interest Expense
Interest expense was $83 million and $247 million for the three and nine months ended September 30, 2025, versus $83 million and $281 million for the comparable periods in 2024. Interest expense remained flat for the three months ended September 30, 2025, primarily due to lower weighted-average interest rates, offset by higher average debt balances. Interest expense decreased $34 million for the nine months ended September 30, 2025, primarily due to lower weighted-average interest rates, partially offset by higher average debt balances.

Other Income, Net
Other income, net was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2025	2024	2025	2024
Interest income	$29	$14	$85	$73
Non-service pension and OPEB income	17	30	51	82
Gain on corporate owned life insurance	14	29	35	30
Gain on sale of marketable securities, net	7	6	18	10
Gain related to divestiture of Atmus (1)	—	—	—	1,333
Foreign currency loss, net	(12)	(10)	(1)	(33)
Other, net	6	7	19	9
Total other income, net	$61	$76	$207	$1,504

(1) See NOTE 15, "ATMUS DIVESTITURE," to our Condensed Consolidated Financial Statements for additional information.
Income Tax Expense
On July 4, 2025, The Act was signed into law, enacting significant changes to U.S. federal income tax rules affecting corporations, such as the ability to immediately deduct domestic research and development costs, restoration of elective 100 percent bonus depreciation for qualified property and changes to the international tax provisions. Implementation of The Act resulted in an increase to tax expense of $36 million in the third quarter of 2025, primarily due to a reduction in the foreign income deduction and changes to the research and development tax credit. Additionally, we expect certain provisions of The Act will result in significantly lower tax-related cash payments in the current and the next several fiscal years.
Our effective tax rate for 2025 is expected to approximate 26.5 percent, excluding any discrete items that may arise, which is a 2 percent increase over our prior estimates. This increase is attributable to the impacts of The Act and the non-deductible goodwill impairment and inventory write-down. See NOTE 14, “GOODWILL IMPAIRMENT AND INVENTORY WRITE-DOWN,” to our Condensed Consolidated Financial Statements for additional information.
Our effective tax rates for the three and nine months ended September 30, 2025, were 32.7 percent and 26.3 percent, respectively. Our effective tax rates for the three and nine months ended September 30, 2024, were 19.2 percent and 14.6 percent, respectively.
The three months ended September 30, 2025, contained net unfavorable discrete tax items of $4 million, primarily due to $32 million of unfavorable return to provision adjustments and net $1 million of other unfavorable tax items, partially offset by $25 million of favorable adjustments for uncertain tax positions and $4 million of favorable adjustments for share-based compensation.
The nine months ended September 30, 2025, contained net favorable discrete tax items of $6 million, primarily due to $30 million of favorable adjustments for uncertain tax positions and $12 million of favorable adjustments for share-based compensation, partially offset by $32 million of unfavorable return to provision adjustments and net $4 million of other unfavorable tax items.
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
Noncontrolling Interests
Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities. Noncontrolling interests in income of consolidated subsidiaries for the three and nine months ended September 30, 2025, decreased $11 million and $8 million versus the comparable periods in 2024. The decrease for the three months ended September 30, 2025, was primarily due to lower earnings at Eaton Cummins Joint Venture. The decrease for the nine months ended September 30, 2025, was mainly due to losses from a former joint venture consolidated in the first quarter of 2025, the divestiture of Atmus and lower earnings at our other joint ventures, partially offset by higher earnings at Cummins India limited.

Comprehensive Income - Foreign Currency Translation Adjustment
The foreign currency translation adjustment was a net loss of $67 million and a net gain of $247 million, for the three and nine months ended September 30, 2025, respectively, compared to a net gain of $165 million and $22 million, for the three and nine months ended September 30, 2024, respectively, driven by the following:

	Three months ended
	September 30,
	2025		2024
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly-owned subsidiaries	$(49)	Indian rupee	$134	Chinese renminbi and Euro
Equity method investments	—		29	Chinese renminbi
Consolidated subsidiaries with a noncontrolling interest	(18)	Indian rupee	2	Chinese renminbi
Total	$(67)		$165

	Nine months ended
	September 30,
	2025		2024
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly-owned subsidiaries	$241	Euro, Brazilian real and British pound	$11	British pound and Euro, partially offset by Brazilian real
Equity method investments	20	Chinese renminbi	14	Indian rupee
Consolidated subsidiaries with a noncontrolling interest	(14)	Indian rupee	(3)	Indian rupee
Total	$247		$22

REPORTABLE SEGMENT RESULTS
Our reportable segments consist of the Engine, Components, Distribution, Power Systems and Accelera segments. This reporting structure is organized according to the products and markets each segment serves. We use segment EBITDA as the basis for the Chief Operating Decision Maker to evaluate the performance of each of our reportable segments. We believe EBITDA is a useful measure of our operating performance as it assists investors and debt holders in comparing our performance on a consistent basis without regard to financing methods, capital structure, income taxes or depreciation and amortization methods, which can vary significantly depending upon many factors. Segment amounts exclude certain expenses not specifically identifiable to segments. See NOTE 16, "REPORTABLE SEGMENTS," to our Condensed Consolidated Financial Statements for additional information and a reconciliation of our segment information to the corresponding amounts in our Condensed Consolidated Statements of Net Income.
Tariff related costs and recoveries were evaluated independently of all other drivers included in the disclosures below and all references to "price" and "material cost" variances exclude these separately evaluated tariff costs and recoveries. The net impact of tariff costs and related recoveries were immaterial to each reportable segment's EBITDA.
Following is a discussion of results for each of our reportable segments.
Engine Segment Results
Financial data for the Engine segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,		(Unfavorable)		September 30,		(Unfavorable)
In millions	2025	2024	Amount	Percent	2025	2024	Amount	Percent
External sales	$1,922	$2,215	$(293)	(13)%	$6,124	$6,923	$(799)	(12)%
Intersegment sales	683	698	(15)	(2)%	2,151	2,069	82	4%
Total sales	2,605	2,913	(308)	(11)%	8,275	8,992	(717)	(8)%
Research, development and engineering expenses	159	147	(12)	(8)%	465	468	3	1%
Equity, royalty and interest income from investees	54	53	1	2%	187	158	29	18%
Interest income	11	2	9	NM	29	16	13	81%
Segment EBITDA	261	427	(166)	(39)%	1,119	1,286	(167)	(13)%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	10.0%	14.7%		(4.7)	13.5%	14.3%		(0.8)
Sales for our Engine segment by market were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,		(Unfavorable)		September 30,		(Unfavorable)
In millions	2025	2024	Amount	Percent	2025	2024	Amount	Percent
Heavy-duty truck	$772	$1,021	$(249)	(24)%	$2,669	$3,264	$(595)	(18)%
Medium-duty truck and bus	784	1,073	(289)	(27)%	2,720	3,142	(422)	(13)%
Light-duty automotive	583	395	188	48%	1,490	1,294	196	15%
Total on-highway	2,139	2,489	(350)	(14)%	6,879	7,700	(821)	(11)%
Off-highway	466	424	42	10%	1,396	1,292	104	8%
Total sales	$2,605	$2,913	$(308)	(11)%	$8,275	$8,992	$(717)	(8)%

			Percentage Points				Percentage Points
On-highway sales as percentage of total sales	82%	85%		(3)	83%	86%		(3)

Unit shipments by engine classification (including unit shipments to Power Systems and off-highway engine units included in their respective classification) were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,		(Unfavorable)		September 30,		(Unfavorable)
	2025	2024	Amount	Percent	2025	2024	Amount	Percent
Heavy-duty	22,400	32,400	(10,000)	(31)%	78,700	103,500	(24,800)	(24)%
Medium-duty	63,100	79,200	(16,100)	(20)%	211,700	234,600	(22,900)	(10)%
Light-duty	49,600	41,400	8,200	20%	132,700	153,400	(20,700)	(13)%
Total unit shipments (1)	135,100	153,000	(17,900)	(12)%	423,100	491,500	(68,400)	(14)%

(1) Unit shipments exclude aftermarket parts.
Sales
Engine segment sales for the three months ended September 30, 2025, decreased $308 million versus the comparable period in 2024. The following were the primary drivers by market:
•Medium-duty truck and bus sales decreased $289 million primarily due to lower truck demand, especially in North America with shipments down 50 percent.
•Heavy-duty truck sales decreased $249 million mainly due to weaker demand, especially in North America with shipments down 36 percent.
These decreases were partially offset by the following increases:
•Light-duty automotive sales increased $188 million primarily due to higher pick-up demand, especially in North America, and non-tariff pricing mainly related to the launch of updated engine products, partially offset by the absence of a customer agreement recorded in the third quarter of 2024 providing for a price adjustment for certain units sold beginning January 1, 2024.
•Off-highway sales increased $42 million principally due to higher international construction demand, especially in China.
Engine segment sales for the nine months ended September 30, 2025, decreased $717 million versus the comparable period in 2024. The following were the primary drivers by market:
•Heavy-duty truck sales decreased $595 million principally due to lower demand, especially in North America with shipments down 28 percent.
•Medium-duty truck and bus sales decreased $422 million primarily due to lower truck demand, especially in North America with shipments down 30 percent.
These decreases were partially offset by the following increases:
•Light-duty automotive sales increased $196 million primarily due to non-tariff pricing mainly related to the launch of updated engine products, partially offset by the absence of a customer agreement recorded in the third quarter of 2024 providing for a price adjustment for certain units sold beginning January 1, 2024.
•Off-highway sales increased $104 million primarily due to higher international construction demand, especially in China.
Engine segment EBITDA for the three and nine months ended September 30, 2025, decreased $166 million and $167 million, respectively, versus the comparable period in 2024, primarily due to lower volumes, the absence of a customer agreement recorded in the third quarter of 2024 providing for a price adjustment for certain units sold beginning January 1, 2024 and higher material costs, partially offset by favorable pricing. Unfavorable material costs and favorable pricing were primarily related to the launch of updated products in light-duty automotive markets.

Components Segment Results
Financial data for the Components segment was as follows:

	Three months ended		Favorable/		Nine months ended			Favorable/
	September 30,		(Unfavorable)		September 30,			(Unfavorable)
In millions	2025	2024	Amount	Percent	2025	2024		Amount	Percent
External sales	$1,986	$2,287	$(301)	(13)%	$6,551	$7,647		$(1,096)	(14)%
Intersegment sales	343	437	(94)	(22)%	1,153	1,391		(238)	(17)%
Total sales	2,329	2,724	(395)	(15)%	7,704	9,038		(1,334)	(15)%
Research, development and engineering expenses	70	85	15	18%	222	250		28	11%
Equity, royalty and interest income from investees	7	12	(5)	(42)%	24	51		(27)	(53)%
Interest income	8	4	4	100%	25	21		4	19%
Segment EBITDA	292	351	(59)	(17)%	1,071	1,230	(1)	(159)	(13)%

			Percentage Points					Percentage Points
Segment EBITDA as a percentage of total sales	12.5%	12.9%		(0.4)	13.9%	13.6%			0.3

(1) Included $21 million of costs associated with the divestiture of Atmus for the nine months ended September 30, 2024. See NOTE 15, "ATMUS DIVESTITURE," to our Condensed Consolidated Financial Statements for additional information.

Sales for our Components segment by business were as follows:

	Three months ended		Favorable/		Nine months ended			Favorable/
	September 30,		(Unfavorable)		September 30,			(Unfavorable)
In millions	2025	2024	Amount	Percent	2025	2024		Amount	Percent
Drivetrain and braking systems	$917	$1,131	$(214)	(19)%	$3,068	$3,619		$(551)	(15)%
Emission solutions	788	864	(76)	(9)%	2,590	2,776		(186)	(7)%
Components and software	537	581	(44)	(8)%	1,719	1,815		(96)	(5)%
Automated transmissions	87	148	(61)	(41)%	327	475		(148)	(31)%
Atmus	—	—	—	—%	—	353	(1)	(353)	(100)%
Total sales	$2,329	$2,724	$(395)	(15)%	$7,704	$9,038		$(1,334)	(15)%

(1) Included sales through the March 18, 2024, divestiture. See NOTE 15, "ATMUS DIVESTITURE," to our Condensed Consolidated Financial Statements for additional information.

Sales
Components segment sales for the three months ended September 30, 2025, decreased $395 million versus the comparable period in 2024. The following were the primary drivers by business:
•Drivetrain and braking systems sales decreased $214 million primarily due to lower demand in North America and lower sales in India due to changes in the business model.
•Emission solutions sales decreased $76 million mainly due to lower demand in North America.
Components segment sales for the nine months ended September 30, 2025, decreased $1.3 billion versus the comparable period in 2024. The following were the primary drivers by business:
•Drivetrain and braking systems sales decreased $551 million primarily due to lower demand in North America and lower sales in India due to changes in the business model.
•Sales decreased $353 million due to the Atmus divestiture on March 18, 2024.
•Emission solutions sales decreased $186 million mainly due to lower demand in North America.
Segment EBITDA
Components segment EBITDA for the three months ended September 30, 2025, decreased $59 million versus the comparable period in 2024, mainly due to lower volumes, partially offset by decreased freight costs and lower compensation expenses.

Components segment EBITDA for the nine months ended September 30, 2025, decreased $159 million versus the comparable period in 2024, primarily due to lower volumes, partially offset by favorable product coverage costs, decreased compensation expenses and lower material costs.
Distribution Segment Results
Financial data for the Distribution segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,		(Unfavorable)		September 30,		(Unfavorable)
In millions	2025	2024	Amount	Percent	2025	2024	Amount	Percent
External sales	$3,170	$2,942	$228	8%	$9,106	$8,292	$814	10%
Intersegment sales	2	10	(8)	(80)%	14	24	(10)	(42)%
Total sales	3,172	2,952	220	7%	9,120	8,316	804	10%
Research, development and engineering expenses	14	13	(1)	(8)%	42	41	(1)	(2)%
Equity, royalty and interest income from investees	23	25	(2)	(8)%	77	73	4	5%
Interest income	6	7	(1)	(14)%	18	29	(11)	(38)%
Segment EBITDA	492	370	122	33%	1,313	978	335	34%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	15.5%	12.5%		3.0	14.4%	11.8%		2.6
Sales for our Distribution segment by region were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,		(Unfavorable)		September 30,		(Unfavorable)
In millions	2025	2024	Amount	Percent	2025	2024	Amount	Percent
North America	$2,202	$1,950	$252	13%	$6,379	$5,574	$805	14%
Asia Pacific	312	343	(31)	(9)%	832	938	(106)	(11)%
Europe	273	310	(37)	(12)%	868	835	33	4%
China	122	120	2	2%	361	352	9	3%
Latin America	96	71	25	35%	229	195	34	17%
India	93	78	15	19%	258	228	30	13%
Africa and Middle East	74	80	(6)	(8)%	193	194	(1)	(1)%
Total sales	$3,172	$2,952	$220	7%	$9,120	$8,316	$804	10%

Sales for our Distribution segment by product line were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,		(Unfavorable)		September 30,		(Unfavorable)
In millions	2025	2024	Amount	Percent	2025	2024	Amount	Percent
Power generation	$1,247	$1,091	$156	14%	$3,537	$2,752	$785	29%
Parts	1,013	1,004	9	1%	3,059	2,995	64	2%
Service	495	455	40	9%	1,350	1,309	41	3%
Engines	417	402	15	4%	1,174	1,260	(86)	(7)%
Total sales	$3,172	$2,952	$220	7%	$9,120	$8,316	$804	10%

Sales
Distribution segment sales for the three and nine months ended September 30, 2025, increased $220 million and $804 million, respectively, versus the comparable periods in 2024. These increases were primarily due to an increase in North American sales mainly driven by higher demand in power generation markets, especially data center and commercial markets.

Segment EBITDA
Distribution segment EBITDA for the three months ended September 30, 2025, increased $122 million versus the comparable period in 2024, primarily due to improved mix, favorable pricing, decreased compensation expenses, lower material costs, favorable foreign currency fluctuations (primarily in the Canadian dollar and the Euro) and increased volumes (primarily power generation markets in North America).
Distribution segment EBITDA for the nine months ended September 30, 2025, increased $335 million versus the comparable period in 2024, primarily due to increased power generation volumes in North America, favorable pricing, improved mix, decreased compensation expenses, lower material costs and improved operational leverage.
Power Systems Segment Results
Financial data for the Power Systems segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,		(Unfavorable)		September 30,		(Unfavorable)
In millions	2025	2024	Amount	Percent	2025	2024	Amount	Percent
External sales	$1,126	$912	$214	23%	$3,052	$2,508	$544	22%
Intersegment sales	870	775	95	12%	2,482	2,157	325	15%
Total sales	1,996	1,687	309	18%	5,534	4,665	869	19%
Research, development and engineering expenses	62	57	(5)	(9)%	188	180	(8)	(4)%
Equity, royalty and interest income from investees	26	20	6	30%	82	65	17	26%
Interest income	4	1	3	NM	12	7	5	71%
Segment EBITDA	457	328	129	39%	1,276	866	410	47%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	22.9%	19.4%		3.5	23.1%	18.6%		4.5

"NM" - not meaningful information
Sales for our Power Systems segment by product line were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,		(Unfavorable)		September 30,		(Unfavorable)
In millions	2025	2024	Amount	Percent	2025	2024	Amount	Percent
Power generation	$1,280	$1,055	$225	21%	$3,486	$2,895	$591	20%
Industrial	531	508	23	5%	1,535	1,406	129	9%
Generator technologies	185	124	61	49%	513	364	149	41%
Total sales	$1,996	$1,687	$309	18%	$5,534	$4,665	$869	19%

Sales
Power Systems segment sales for the three months ended September 30, 2025, increased $309 million versus the comparable period in 2024. The increase was primarily due to increased power generation sales of $225 million mainly due to higher demand in North America, India and China.
Power Systems segment sales for the nine months ended September 30, 2025, increased $869 million versus the comparable period in 2024. The increase was primarily due to increased power generation sales of $591 million mainly due to higher demand in North America and China.
Segment EBITDA
Power Systems segment EBITDA for the three months ended September 30, 2025, increased $129 million versus the comparable period in 2024, mainly due to favorable pricing and higher volumes, partially offset by unfavorable mix.
Power Systems segment EBITDA for the nine months ended September 30, 2025, increased $410 million versus the comparable period in 2024, mainly due to higher volumes and favorable pricing.

Accelera Segment Results
Financial data for the Accelera segment was as follows:

	Three months ended			Favorable/		Nine months ended			Favorable/
	September 30,			(Unfavorable)		September 30,			(Unfavorable)
In millions	2025		2024	Amount	Percent	2025		2024	Amount	Percent
External sales	$113		$100	$13	13%	$301		$285	$16	6%
Intersegment sales	8		10	(2)	(20)%	28		29	(1)	(3)%
Total sales	121		110	11	10%	329		314	15	5%
Research, development and engineering expenses	40		57	17	30%	129		166	37	22%
Equity, royalty and interest loss from investees	(6)		(11)	5	45%	(17)		(22)	5	23%
Interest income	—		—	—	—%	1		—	1	NM
Segment EBITDA	(336)	(1)	(115)	(221)	NM	(522)	(1)	(333)	(189)	(57)%

"NM" - not meaningful information
(1) Included a $210 million goodwill impairment charge and a $30 million inventory write-down. See NOTE 14, “GOODWILL IMPAIRMENT AND INVENTORY WRITE-DOWN,” to our Condensed Consolidated Financial Statements for additional information.

Accelera segment sales for the three months ended September 30, 2025, increased $11 million versus the comparable period in 2024, mainly due to higher sales for electrified powertrains and favorable foreign currency fluctuations in the Euro, partially offset by decreased sales for electrolyzers.
Accelera segment sales for the nine months ended September 30, 2025, increased $15 million versus the comparable period in 2024, primarily due to improved sales of electrified powertrains, partially offset by lower sales for electrolyzers.
OUTLOOK
The uncertain global trade environment, characterized by tariffs, export controls and broader geopolitical tensions, has created significant market volatility while introducing uncertainty around future demand for capital goods as well as potential impacts to our supply chain and our related product costs. Given the breadth, severity and uncertain duration of these global trade measures, our outlook presented below could be negatively impacted by policy-driven volatility. We are proactively taking steps in our supply chain to mitigate impacts where possible and we are working with our customers to pass through incremental costs.
2025 Outlook
Our outlook reflects the following positive trends and challenges to our business that could impact our revenue and earnings potential in 2025.
Positive Trends
•We expect demand within our Power Systems business to remain strong, including the power generation and industrial markets.
•We anticipate our aftermarket business will remain stable, driven primarily by demand in our Engine and Power Systems businesses.
Challenges
•We expect demand for medium-duty and heavy-duty trucks in North America to remain weak in the fourth quarter of 2025.
•Increases in costs, tariffs, as well as other inflationary pressures, could negatively impact earnings.
•The potential for trade disruption, including embargoes, sanctions and export controls, such as China’s restriction on the export of rare earth minerals and related components, could cause production disruptions and negatively impact earnings.
Current Regulatory Challenges For 2025 and Beyond
•Changes in government policies (such as reduced incentives, delayed infrastructure mandates, or revised emissions standards) may impact Accelera’s ability to compete, scale, or recover investments in zero-emission technologies. The reduction of government incentives in the US to support the adoption of hydrogen fuel, along with slower than expected market development in some international markets, has contributed to lower expectations for demand for our electrolyzer products. In the third quarter, we recorded non-cash charges for goodwill impairment and inventory write-downs related to the electrolyzer business. Due to the significantly weaker prospects for demand, management is actively pursuing a strategic review of the business, which may result in additional charges in future periods.
•Our engines are subject to extensive statutory and regulatory requirements governing emissions, including greenhouse gas (GHG) standards set by the EPA and fuel consumption standards set by the National Highway Traffic Safety Administration (NHTSA). To comply with these regulations, we utilize banking and trading of regulatory compliance credits. In June 2025, NHTSA published an interpretive rule questioning the current regulatory framework of allowing credits as a compliance vehicle. In July 2025, the EPA published a proposed rule that would repeal GHG emissions standards and thus remove the requirement for vehicle and engine manufacturers to measure, control and report these emissions from vehicles. If both regulatory agencies finalize their indicated proposals, we will no longer utilize emission compliance credits on future engines sales and the credits would have minimal, if any, value to us. While the rules will likely be subject to legal challenges, in the period the rule is finalized, we could be required to incur a non-cash expense up to the value of our existing credits, which was $149 million at September 30, 2025.
•The prevailing regulatory landscape has created uncertainty regarding the future of the North American emissions regulations for 2027.
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

Dollars in millions	September 30, 2025	December 31, 2024
Working capital (1)	$7,266	$3,518
Current ratio	1.77	1.31
Accounts and notes receivable, net	$5,640	$5,181
Days' sales in receivables	59	58
Inventories	$6,256	$5,742
Inventory turnover	4.0	4.4
Accounts payable (principally trade)	$3,819	$3,951
Days' payable outstanding	57	60
Total debt	$7,614	$7,059
Total debt as a percent of total capital	36.8%	38.4%

(1) Working capital included cash and cash equivalents.
Cash Flows
Cash and cash equivalents were impacted as follows:

	Nine months ended
	September 30,
In millions	2025	2024	Change
Net cash provided by operating activities	$2,087	$65	$2,022
Net cash used in investing activities	(846)	(1,069)	223
Net cash (used in) provided by financing activities	(403)	564	(967)
Effect of exchange rate changes on cash and cash equivalents	57	(6)	63
Net increase (decrease) in cash and cash equivalents	$895	$(446)	$1,341

Net cash provided by operating activities increased $2.0 billion for the nine months ended September 30, 2025, versus the comparable period in 2024, primarily due to lower working capital requirements of $1.6 billion. The lower working capital requirements resulted in a cash outflow of $1.4 billion compared to a cash outflow of $3.0 billion in the comparable period of 2024, mainly due to $1.9 billion of payments in 2024 required by the Settlement Agreements, partially offset by unfavorable changes in accounts and notes receivable. See NOTE 11, "COMMITMENTS AND CONTINGENCIES," to our Condensed Consolidated Financial Statements for additional information on the Settlement Agreements.
Net cash used in investing activities decreased $223 million for the nine months ended September 30, 2025, versus the comparable period in 2024, primarily due to the absence of cash associated with the Atmus divestiture and lower investments in and net advances to equity investees.
Net cash used in financing activities increased $967 million for the nine months ended September 30, 2025, versus the comparable period in 2024, primarily due to increased net payments of commercial paper of $1.0 billion and lower proceeds from borrowings of $391 million, partially offset by lower payments on borrowings and finance lease obligations of $559 million (largely related to early payments of $1.1 billion on our term loan, due 2025, during 2024, partially offset by repayment of $500 million of our senior notes in 2025).
The effect of exchange rate changes on cash and cash equivalents for the nine months ended September 30, 2025, versus the comparable period in 2024, improved $63 million primarily due to favorable fluctuations in the Euro, British pound and Brazilian real.
Sources of Liquidity
We typically generate significant ongoing cash flow and cash provided by operations is generally our principal source of liquidity. Our sources of liquidity include the following:

	September 30, 2025
In millions	Total	U.S.	International	Primary location of international balances
Cash and cash equivalents	$2,566	$975	$1,591	Singapore, United Kingdom, China, Australia, Belgium, Mexico, India and France
Marketable securities (1)	593	73	520	India
Total	$3,159	$1,048	$2,111
Available credit capacity
Revolving credit facilities (2)	$3,647
International and other uncommitted domestic credit facilities	$807

(1) The majority of marketable securities could be liquidated into cash within a few days.
(2) The 5-year credit facility for $2.0 billion and the 3-year credit facility for $2.0 billion, maturing June 2030 and June 2028, respectively, are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. At September 30, 2025, we had $353 million of commercial paper outstanding, which effectively reduced our available capacity under our revolving credit facilities to $3.6 billion.

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
Our committed credit facilities provide access up to $4.0 billion from our $2.0 billion 3-year credit facility that expires on June 2, 2028 and our $2.0 billion 5-year facility that expires on June 2, 2030. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. We intend to maintain credit facilities at the current or higher aggregate amounts by renewing or replacing these facilities at or before expiration. There were no outstanding borrowings under these facilities at September 30, 2025.
Our committed credit facilities also provide access up to $4.0 billion of unsecured, short-term promissory notes (commercial paper) pursuant to the Board authorized commercial paper programs. These programs facilitate the private placement of unsecured short-term debt through third-party brokers. We intend to use the net proceeds from the commercial paper borrowings for general corporate purposes. The total combined borrowing capacity under the revolving credit facilities and commercial paper programs should not exceed $4.0 billion. At September 30, 2025, we had $353 million of commercial paper outstanding, which effectively reduced our available capacity under our revolving credit facilities to $3.6 billion. See NOTE 9, "DEBT," to our Condensed Consolidated Financial Statements for additional information.
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
Supply Chain Financing
We currently have supply chain financing programs with financial intermediaries, which provide certain vendors the option to be paid by financial intermediaries earlier than the due date on the applicable invoice. When a vendor utilizes the program and receives an early payment from a financial intermediary, they take a discount on the invoice. We then pay the financial intermediary the face amount of the invoice on the original due date, which generally have 60 to 90 day payment terms. The maximum amount that we could have outstanding under these programs was $569 million at September 30, 2025. We do not reimburse vendors for any costs they incur for participation in the program, their participation is completely voluntary and there are no assets pledged as security or other forms of guarantees provided for the committed payment to the finance provider or intermediary. As a result, all amounts owed to the financial intermediaries are presented as accounts payable in our Condensed Consolidated Balance Sheets. Amounts due to the financial intermediaries reflected in accounts payable at September 30, 2025, were $139 million.
Accounts Receivable Sales Program
In May 2024, we entered into an accounts receivable sales agreement with Wells Fargo Bank, N.A., to sell certain accounts receivable up to the Board approved limit of $500 million. There was no activity under the program during the nine months ended September 30, 2025. See NOTE 1, "NATURE OF OPERATIONS AND BASIS OF PRESENTATION," to our Condensed Consolidated Financial Statements for additional information.
Uses of Cash
Dividends
We paid dividends of $778 million during the nine months ended September 30, 2025. In July 2025, the Board authorized an increase to our quarterly dividend of approximately 10 percent from $1.82 per share to $2.00 per share.
Capital Expenditures
Capital expenditures for the nine months ended September 30, 2025, were $691 million versus $668 million in the comparable period in 2024. We continue to invest in new product lines and targeted capacity expansions. We plan to spend an estimated $1.2 billion to $1.3 billion in 2025 on capital expenditures with over 65 percent of these expenditures expected to be invested in North America.
Debt Payments
In September 2025, we repaid our $500 million 0.75 percent senior notes, due in 2025, using cash on hand. See NOTE 9, “DEBT,” to our Condensed Consolidated Financial Statements for additional information.

Current Maturities of Short and Long-Term Debt
We had $353 million of commercial paper outstanding at September 30, 2025, that matures in less than one year. Required annual long-term debt principal payments range from $71 million to $607 million over the next five years (including the remainder of 2025). We intend to retain our strong investment credit ratings. See NOTE 9, "DEBT," to our Condensed Consolidated Financial Statements for additional information.
Pensions
Our global pension plans, including our unfunded and non-qualified plans, were 115 percent funded at December 31, 2024. Our U.S. defined benefit plans (qualified and non-qualified), which represented approximately 70 percent of the worldwide pension obligation, were 117 percent funded, and our U.K. defined benefit plans were 109 percent funded at December 31, 2024. The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans. In the first nine months of 2025, the investment gain on our U.S. pension trusts was 7.9 percent, while our U.K. pension trusts' loss was 1.8 percent. We anticipate making additional defined benefit pension contributions during the remainder of 2025 of $10 million for our U.S. and U.K. qualified and non-qualified pension plans. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2025 annual net periodic pension cost to approximate $79 million.
Stock Repurchases
In December 2021, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the $2.0 billion repurchase plan authorized in 2019. We did not make any repurchases of common stock in the first nine months of 2025. The dollar value remaining available for future purchases under the 2019 program at September 30, 2025, was $218 million.
Amplify Cell Technologies LLC Joint Venture
As of September 30, 2025, we contributed $255 million to our Amplify Cell Technologies LLC joint venture and our maximum remaining required contribution was $551 million, which could be reduced by future government incentives received by the joint venture. The majority of the contribution is expected to be made by the end of 2028. See NOTE 4, "EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES," to our Condensed Consolidated Financial Statements for additional information.

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
A discussion of our critical accounting estimates may be found in the “Management’s Discussion and Analysis” section of our 2024 Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.” Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first nine months of 2025, other than the impairment of goodwill in our electrolyzer reporting unit in the Accelera segment. See NOTE 14, “GOODWILL IMPAIRMENT AND INVENTORY WRITE-DOWN,” to our Condensed Consolidated Financial Statements for additional information.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See NOTE 17, "RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS," in the Notes to our Condensed Consolidated Financial Statements for additional information.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
In December 2021, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the $2.0 billion repurchase plan authorized in 2019. During the three months ended September 30, 2025, we did not make any repurchases of common stock. The dollar value remaining available for future purchases under the 2019 program at September 30, 2025, was $218 million.
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
ITEM 3.  Defaults Upon Senior Securities
Not applicable.
ITEM 4.  Mine Safety Disclosures
Not applicable.

ITEM 5.  Other Information

(c) During the third quarter of 2025, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

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
* Filed with this quarterly report on Form 10-Q are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Net Income for the three and nine months ended September 30, 2025 and 2024, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and 2024, (iii) the Condensed Consolidated Balance Sheets at September 30, 2025 and December 31, 2024, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, (v) the Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2025 and 2024, (vi) Notes to Condensed Consolidated Financial Statements and (vii) the information included in Part II. Item 5(c).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cummins Inc.
Date:	November 6, 2025

	By:	/s/ MARK A. SMITH	By:	/s/ LUTHER E. PETERS
		Mark A. Smith		Luther E. Peters
		Vice President and Chief Financial Officer		Vice President-Controller
		(Principal Financial Officer)		(Principal Accounting Officer)