Form 10-K
period 2025-12-31
CUMMINS INC
filed 2026-02-10
CIK 26172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
The aggregate market value of the voting stock held by non-affiliates was approximately $45.1 billion at June 30, 2025. This value includes all shares of the registrant's common stock, except for treasury shares.
As of January 31, 2026, there were 138,165,463 shares outstanding of $2.50 par value common stock.
Documents Incorporated by Reference
Portions of the registrant's definitive Proxy Statement for its 2026 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission on Schedule 14A within 120 days after the end of 2025, will be incorporated by reference in Part III of this Form 10-K to the extent indicated therein upon such filing.

CUMMINS INC. AND SUBSIDIARIES

Cummins Inc. and its consolidated subsidiaries are hereinafter sometimes referred to as “Cummins,” “we,” “our,” or “us.”
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION
Certain parts of this annual report contain forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that are based on current expectations, estimates and projections about the industries in which we operate and management’s beliefs and assumptions. Forward-looking statements are generally accompanied by words such as “anticipates,” “expects,” “forecasts,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “could,” “should,” “may” or words of similar meaning. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which we refer to as "future factors," which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Some future factors that could cause our results to differ materially from the results discussed in such forward-looking statements are discussed below and shareholders, potential investors and other readers are urged to consider these future factors carefully in evaluating forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. Future factors that could affect the outcome of forward-looking statements include the following:
GOVERNMENT REGULATION
•any adverse consequences resulting from entering into agreements with the U.S. Environmental Protection Agency (EPA), California Air Resources Board (CARB), the Environmental and Natural Resources Division of the U.S. Department of Justice (DOJ) and the California Attorney General's Office to resolve certain regulatory civil claims regarding our emissions certification and compliance process for certain engines primarily used in pick-up truck applications in the U.S., which became final and effective in April 2024, (collectively, the Settlement Agreements), including required additional mitigation projects, adverse reputational impacts and potential resulting legal actions;
•increased scrutiny from regulatory agencies, as well as unpredictability in the adoption, implementation and enforcement of emission standards around the world;
•evolving environmental and climate change legislation and regulatory initiatives;
•any adverse consequences from changes in tariffs and other trade disruptions;
•changes in international, national and regional trade laws, regulations and policies;
•emissions deregulation;
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
•the development of new technologies that reduce demand for our current products and services or not successfully developing new technologies and products to effectively address the energy transition;
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
•the use of artificial intelligence (AI) in our business and in our products, services and features, and challenges with properly managing its use;
•political, economic and other risks from operations among, between and within numerous countries including political, economic and social uncertainty and the evolving globalization of our business;
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

PART I
ITEM 1.    Business
OVERVIEW
We were founded in 1919 as Cummins Engine Company, a corporation in Columbus, Indiana, and one of the first diesel engine manufacturers. In 2001, we changed our name to Cummins Inc. We are a global power leader committed to powering a more prosperous world. Since 1919, we have delivered innovative solutions that move people, goods and economies forward. Our five reportable segments - Engine, Components, Distribution, Power Systems and Accelera - offer a broad portfolio, including advanced diesel, electric and hybrid powertrains; integrated power generation systems; critical components such as aftertreatment, turbochargers, fuel systems, controls, transmissions, axles and brakes; and zero emissions technologies like battery and electric powertrain systems. With a global footprint, deep technical expertise and an extensive service network, we deliver dependable, cutting-edge solutions tailored to our customers' needs, supporting them through the energy transition with our Destination Zero strategy. We sell our products to original equipment manufacturers (OEMs), distributors, dealers and other customers worldwide. We serve our customers through a service network of approximately 640 wholly-owned, joint venture and independent distributor locations and more than 13,000 Cummins certified dealer locations in approximately 190 countries and territories.
Divestiture of Atmus
On March 18, 2024, we completed the divestiture of our remaining 80.5 percent ownership of Atmus Filtration Technologies Inc. (Atmus) common stock through a tax-free split-off. The exchange resulted in a reduction of shares of our common stock outstanding by 5.6 million shares and a gain of approximately $1.3 billion. See NOTE 21, “ATMUS DIVESTITURE,” to our Consolidated Financial Statements for additional information.
Settlement Agreements
In December 2023, we announced that we reached an agreement in principle with the EPA, CARB, the DOJ and the California Attorney General’s Office to resolve certain regulatory civil claims regarding our emissions certification and compliance process for certain engines primarily used in pick-up truck applications in the U.S., which became final and effective in April 2024 (collectively, the Settlement Agreements). In the second quarter of 2024, we made $1.9 billion of payments required by the Settlement Agreements. See NOTE 14, “COMMITMENTS AND CONTINGENCIES,” to our Consolidated Financial Statements for additional information.
REPORTABLE SEGMENTS
We have five complementary reportable segments: Engine, Components, Distribution, Power Systems and Accelera. These segments share technology, customers, strategic partners, brand recognition and our distribution network in order to compete more efficiently and effectively in their respective markets. In each of our reportable segments, we compete worldwide with a number of other manufacturers and distributors that produce and sell similar products. Our products primarily compete on the basis of performance, price, total cost of ownership, fuel economy, emissions compliance, speed of delivery, quality and customer support.
We use segment earnings or losses before interest expense, income taxes, depreciation and amortization and noncontrolling interests (EBITDA) as the basis for the Chief Operating Decision Maker to evaluate the performance of each of our reportable segments. We believe EBITDA is a useful measure of our operating performance as it assists investors and debt holders in comparing our performance on a consistent basis without regard to financing methods, capital structure, income taxes or depreciation and amortization methods, which can vary significantly depending upon many factors. See NOTE 24, “REPORTABLE SEGMENTS,” to our Consolidated Financial Statements for additional information and a reconciliation of our segment information to the corresponding amounts in our Consolidated Statements of Net Income.

Engine Segment
Engine segment sales and EBITDA as a percentage of consolidated results were:

	Years ended December 31,
	2025	2024	2023
Percent of consolidated net sales (1)	26%	28%	28%
Percent of consolidated EBITDA (1)	26%	33%	32%

(1) Measured before intersegment eliminations
The Engine segment manufactures and markets a broad range of diesel, natural gas and gasoline-powered engines under the Cummins brand name, as well as certain customer brand names, for the heavy-duty truck, medium-duty truck and bus, light-duty automotive and off-highway markets. We manufacture a wide variety of engine products including:
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
•Medium-duty truck and bus - We manufacture diesel, natural gas and gasoline engines ranging from 130 to 450 horsepower serving medium-duty truck and bus customers worldwide, with key markets including North America, Europe, Latin America, China, Australia and India. Applications include pick-up, delivery, emergency vehicles, regional haul and vocational trucks and school, transit and shuttle buses. We also provide diesel engines for Class A motor homes (RVs), primarily in North America.
•Light-duty automotive (pick-up and light commercial vehicle (LCV)) - We manufacture 105 to 430 horsepower diesel engines, including engines for the pick-up truck market for Stellantis N.V. (Stellantis) in North America and LCV markets in Latin America and China.
•Off-highway (industrial engines) - We manufacture diesel engines that range from 48 to 715 horsepower serving key global markets including construction, agriculture, mining, marine, rail, oil and gas and defense as well as the power generation business for standby, mobile and distributed power generation solutions throughout the world.
The principal customers of our heavy-duty truck engines include truck manufacturers such as PACCAR Inc. (PACCAR), Traton Group (Traton) and Daimler Trucks AG (Daimler). The principal customers of our medium-duty truck and bus engines include truck manufacturers such as Daimler, Traton and PACCAR. The principal customers of our light-duty automotive engines are Stellantis, Anhui Jianghuai Automobile Group Co., Ltd., Volkswagen Caminhões e Ônibus and China National Heavy Duty Truck Group. We sell our industrial engines to manufacturers of construction and agricultural equipment including Hyundai Heavy Industries, Komatsu Ltd. (Komatsu), J.C. Bamford Excavators Ltd., Zoomlion Heavy Industry Science & Technology Co., Ltd, Xuzhou Construction Machinery Group, Guangxi LiuGong Machinery Co., Ltd, JLG Industries, Inc. and SANY Heavy Industry Co., Ltd.
In the Engine segment, our competitors vary from country to country, with local manufacturers generally predominant in each geography. Other independent engine manufacturers include Weichai Power Co., Ltd., Yuchai and Deutz AG. Truck OEMs may also elect to produce their own engines, and we must provide competitive products to win and keep their business. Truck OEMs that currently produce some or all of their own engines include Daimler, PACCAR, Traton, Volvo Powertrain, Ford Motor Company, China First Auto Works, Dongfeng Motor Corporation, CNH Industrial and Isuzu.

Components Segment
Components segment sales and EBITDA as a percentage of consolidated results were:

	Years ended December 31,
	2025	2024	2023
Percent of consolidated net sales (1)	25%	28%	32%
Percent of consolidated EBITDA (1)	26%	32%	36%

(1) Measured before intersegment eliminations
The Components segment designs, manufactures and supplies products which complement the Engine and Power Systems segments, including drivetrain and braking systems for commercial diesel, gasoline and natural gas applications, aftertreatment systems, turbochargers, fuel systems, valvetrain technologies, automated transmissions and electronics. We design and develop these products and systems to meet increasingly stringent emission and fuel economy standards.
The Components segment is organized around the following businesses:
•Drivetrain and braking systems - We design, manufacture and supply drivetrain systems, including axles, drivelines, brakes and suspension systems primarily for commercial vehicle and industrial applications. We also market and sell on-highway, off-highway and other products principally for OEM dealers and other independent distributors and service garages within the aftermarket industry. We primarily serve markets in North America, Europe, South America, Asia Pacific, China and India.
•Emission solutions - We design, manufacture and integrate aftertreatment technology and solutions for the commercial on- and off-highway light-duty, medium-duty, heavy-duty and high-horsepower engine markets. Aftertreatment is the mechanism used to convert engine emissions of criteria pollutants, such as particulate matter, nitrogen oxides (NOx), carbon monoxide and unburned hydrocarbons into harmless emissions. Our products include custom engineering systems and integrated controls, oxidation catalysts, particulate filters, selective catalytic reduction systems and engineered components, including dosers. Our emission solutions business primarily serves markets in North America, Europe, China, India, Brazil and Asia Pacific. We serve both OEM first fit and retrofit customers.
•Components and software - We design, manufacture and market turbocharger, fuel system and valvetrain technologies for light-duty, medium-duty, heavy-duty and high-horsepower markets. We also design, develop and supply electronic control modules, sensors and supporting software for on-highway, off-highway and power generation applications. We primarily serve markets in North America, China, Europe and India.
•Automated transmissions - We develop and supply automated transmissions for the heavy-duty commercial vehicle market. Automated transmissions include automated manual transmissions and automatic transmissions for internal combustion engines. The Eaton Cummins Automated Transmission Technologies (ECJV) joint venture is a consolidated 50/50 joint venture between Cummins Inc. and Eaton Corporation plc. and serves markets in North America and China.
•Atmus - On March 18, 2024, we completed the divestiture of our remaining 80.5 percent ownership of Atmus common stock through a tax-free split-off. See NOTE 21, "ATMUS DIVESTITURE," to our Consolidated Financial Statements for additional information.
Customers of the Components segment generally include the Engine, Distribution, Power Systems and Accelera segments, joint ventures including Tata Cummins Ltd., Dongfeng Cummins Engine Co., Ltd. and Beijing Foton Cummins Engine Co., Ltd., truck manufacturers and other OEMs, many of which are also customers of the Engine segment, such as PACCAR, Daimler, AB Volvo, Traton, Stellantis and other manufacturers that use our components in their product platforms.
The Components segment competes with other manufacturers of aftertreatment systems, turbochargers, fuel systems, drivetrain systems and transmissions. Our primary competitors in these markets include Robert Bosch GmbH, Garrett Motion, Inc., Borg-Warner Inc., Tenneco Inc., Eberspacher Holding GmbH & Co. KG, Allison Transmission, Knorr-Bremse AG and ZF Friedrichshafen AG.

Distribution Segment
Distribution segment sales and EBITDA as a percentage of consolidated results were:

	Years ended December 31,
	2025	2024	2023
Percent of consolidated net sales (1)	30%	27%	25%
Percent of consolidated EBITDA (1)	34%	27%	24%

(1) Measured before intersegment eliminations
The Distribution segment is our primary sales, service and support channel. The segment serves our customers and certified dealers through a worldwide network of wholly-owned, joint venture and independent distribution locations. Wholly-owned locations operate and serve markets in the seven geographic regions noted below. Joint venture locations serve markets in South America, Southeast Asia, Middle East and India while independent distribution locations serve markets in these and other geographies.
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
The Distribution segment is organized and managed as seven geographic regions, including North America, Europe, Asia Pacific, China, India, Latin America and Africa and Middle East. Across these regions, our locations compete with distributors or dealers that offer similar products. In many cases, these competing distributors or dealers are owned by, or affiliated with the companies that are listed as competitors of the Engine, Components or Power Systems segments. These competitors vary by geographical location and application market.
Power Systems Segment
Power Systems segment sales and EBITDA as a percentage of consolidated results were:

	Years ended December 31,
	2025	2024	2023
Percent of consolidated net sales (1)	18%	16%	14%
Percent of consolidated EBITDA (1)	31%	23%	16%

(1) Measured before intersegment eliminations
The Power Systems segment is organized around the following product lines:
•Power generation - We are a global OEM offering standby and prime power generators ranging from 2 kilowatts to 3.5 megawatts, as well as controls, paralleling systems and transfer switches, for customers with data center, consumer, commercial, industrial, health care, prime rental fleet and defense applications. We also provide turnkey solutions for distributed generation and energy management applications using diesel, natural gas, battery energy storage systems and newer alternative sustainable fuels such as hydrotreated vegetable oil and renewable natural gas.
•Industrial - We design, manufacture, sell and support diesel and natural gas high-speed, high-horsepower engines up to 4,400 horsepower for a wide variety of equipment in mining, oil and gas, marine, rail and defense applications throughout the world.
•Generator technologies - We design, manufacture, sell and support A/C generator/alternator products and components for internal consumption and for external generator set assemblers. Our alternator products are sold under the Stamford and AVK brands and range in output from 7.5 kilovolt-amperes (kVA) to 11,200 kVA.
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
Accelera Segment
The Accelera segment designs, manufactures, sells and supports electrified power systems with innovative components and subsystems, including battery and electric powertrain technologies. The Accelera segment is currently in the early stages of commercializing these technologies with efforts primarily focused on the development of electrified power systems and related components and subsystems.
During 2025, due to the continued rapid deterioration in our electrolyzer markets and overall hydrogen markets, along with significant uncertainty in the alternative power markets resulting from reductions in government incentives, we fully impaired all of the goodwill for our electrolyzer business and wrote off certain inventory in the third quarter of 2025. These conditions prompted a further strategic review of this business in the fourth quarter of 2025. As a result of market conditions and the current business outlook, we intend to stop new commercial activity in the electrolyzer space, subject to information and consultation in accordance with local legal requirements. We will continue to fulfill existing customer commitments. See NOTE 22, “ACCELERA ACTIONS,” to our Consolidated Financial Statements for additional information.
We anticipate our customer base for Accelera offerings will be highly diversified, representing multiple end markets with a broad range of application requirements. We will continue to pursue relationships in markets as they adopt electric solutions.
In the markets served by the Accelera segment, we compete with battery companies, powertrain component manufacturers and vertically integrated OEMs. Our primary competitors include Daimler, PACCAR, Traton, BYD Company Limited, Dana Incorporated and BorgWarner Inc.
JOINT VENTURES, ALLIANCES AND NON-WHOLLY-OWNED SUBSIDIARIES
We have a number of joint venture agreements and alliances with business partners around the world. Our joint ventures are either distribution or manufacturing entities. We also own controlling interests in non-wholly-owned manufacturing and distribution subsidiaries.
In the event of a change of control of either party to certain of these joint ventures and other strategic alliances, certain consequences may result including automatic termination and liquidation of the venture, exercise of “put” or “call” rights of ownership by the non-acquired partner, termination or transfer of technology license rights to the non-acquired partner and increases in component transfer prices to the acquired partner. We will continue to evaluate joint venture and partnership opportunities in order to penetrate new markets, develop new products and generate manufacturing and operational efficiencies.
Financial information about our investments in joint ventures and alliances is incorporated by reference from NOTE 3, “INVESTMENTS IN EQUITY INVESTEES,” to our Consolidated Financial Statements.

Our equity income from these investees was as follows:

	Years ended December 31,
In millions	2025		2024			2023
Manufacturing entities
Chongqing Cummins Engine Company, Ltd.	$89	24%	$60		20%	$36	11%
Dongfeng Cummins Engine Company, Ltd.	70	19%	66		22%	65	19%
Beijing Foton Cummins Engine Co., Ltd.	64	18%	42		14%	47	14%
Tata Cummins, Ltd.	33	9%	31		10%	29	9%
All other manufacturers	29	8%	25	(1)	9%	91	27%
Distribution entities
Komatsu Cummins Chile, Ltda.	54	15%	55		19%	55	16%
All other distributors	25	7%	17		6%	16	4%
Cummins share of net income (2)	$364	100%	$296		100%	$339	100%

(1) Included a $17 million impairment of our joint ventures in the fourth quarter of 2024 related to our Accelera strategic reorganization actions. See NOTE 22, “ACCELERA ACTIONS,” to our Consolidated Financial Statements for additional information.

(2) This total represents our share of net income of our equity investees and is exclusive of royalties and interest income from our equity investees. To see how this amount reconciles to equity, royalty and interest income from investees in our Consolidated Statements of Net Income, see NOTE 3, “INVESTMENTS IN EQUITY INVESTEES,” to our Consolidated Financial Statements for additional information.

Manufacturing Entities
Our manufacturing joint ventures were generally formed with customers and are primarily intended to allow us to increase our market penetration in geographic regions, reduce capital spending, streamline our supply chain management and develop technologies. Our largest manufacturing joint ventures are based in China and are included in the list below. Our engine manufacturing joint ventures are supplied by our Components segment in the same manner as it supplies our wholly-owned Engine segment and Power Systems segment manufacturing facilities. Our Components segment joint ventures and wholly-owned entities provide drivetrain and braking systems for commercial diesel and natural gas applications, aftertreatment systems, turbochargers, fuel systems, valvetrain technologies, automated transmissions and electronics that are used with our engines as well as some competitors' products. The results and investments in our joint ventures in which we have 50 percent or less ownership interest (except for ECJV, which is consolidated due to our majority voting interest) discussed below are included in equity, royalty and interest income from investees and investments and advances related to equity method investees in our Consolidated Statements of Net Income and Consolidated Balance Sheets, respectively.
•Chongqing Cummins Engine Company, Ltd. - Chongqing Cummins Engine Company, Ltd. is a joint venture in China with Chongqing Machinery and Electric Co. Ltd. This joint venture manufactures several models of our heavy-duty and high-horsepower diesel engines primarily serving the industrial and power generation markets in China.
•Dongfeng Cummins Engine Company, Ltd. - Dongfeng Cummins Engine Company, Ltd. (DCEC) is a joint venture in China with Dongfeng Automotive Co. Ltd., a subsidiary of Dongfeng Motor Corporation and one of the largest medium-duty and heavy-duty truck manufacturers in China. DCEC produces 2.5 liter to 14.5 liter diesel engines with a power range from 80 to 770 horsepower, natural gas engines and automated transmissions. On-highway engines are used in multiple applications in light-duty and medium-duty trucks, special purpose vehicles, buses and heavy-duty trucks with a main market in China. Off-highway engines are used in a variety of construction, power generation, marine and agriculture markets in China.
•Beijing Foton Cummins Engine Co., Ltd. - Beijing Foton Cummins Engine Co., Ltd. is a joint venture in China with Beiqi Foton Motor Co., Ltd., a commercial vehicle manufacturer, which has two distinct lines of business - a light-duty business and a heavy-duty business. The light-duty business produces our families of ISF 2.5 liter to 4.5 liter high performance light-duty diesel engines in Beijing, which are used in light-duty and medium-duty commercial trucks, pick-up trucks, buses, multipurpose and sport utility vehicles with the main market in China. Certain types of small construction equipment and industrial applications are also served by these engine families. The heavy-duty business produces 7.0 liter to 14.5 liter high performance medium-duty and heavy-duty diesel and natural gas engines, which are used in commercial trucks, certain types of construction equipment and industrial applications.

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
Our Amplify Cell Technologies LLC (Amplify) joint venture meets the definition of a variable interest entity since the equity-at-risk is not currently sufficient to support the future operations of the joint venture. Accelera, Daimler Truck and US Holding LLC and PACCAR, Inc. each own 30 percent of the joint venture and have two board positions, while EVE Energy owns 10 percent and has one board position. All significant decisions require majority or super-majority approval of the board. As a result, we are not the primary beneficiary of the joint venture, and it is not consolidated. We account for the joint venture using the equity method. Our Amplify joint venture will manufacture battery cells for electric commercial vehicles and industrial applications. The joint venture was formed in May 2024, but is not expected to begin production until 2028. As of December 31, 2025, we contributed $412 million and our maximum remaining required contribution to the joint venture was $418 million, which could be reduced by future government incentives received by the joint venture. Our investment balance at December 31, 2025, net of operating losses, was $359 million.
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
LARGEST CUSTOMERS
We have thousands of customers around the world and have developed long-standing business relationships with many of them. PACCAR is our largest customer, accounting for 13 percent of our consolidated net sales in 2025, 16 percent in 2024 and 16 percent in 2023. We have long-term supply agreements with PACCAR for our heavy-duty and medium-duty engines and aftertreatment, driveline and brake systems. While a significant number of our sales to PACCAR are under long-term supply agreements, these agreements provide for particular engine requirements for specific vehicle models and not a specific volume of engines or aftertreatment systems. PACCAR is our only customer accounting for more than 10 percent of our net sales in 2025. The loss of this customer or a significant decline in the production level of PACCAR vehicles that use our engines would have an adverse effect on our results of operations and financial condition. We have supplied engines to PACCAR for 81 years. A summary of principal customers for each reportable segment is included in our segment discussion.
In addition to our agreement with PACCAR, we have heavy-duty and medium-duty engine and aftertreatment system supply agreements with Traton and Daimler. We also have an agreement with Stellantis to supply engines and aftertreatment products for its pick-up truck applications. Collectively, our net sales to these four customers, including PACCAR, were 31 percent of our consolidated net sales in 2025, 36 percent in 2024 and 37 percent in 2023. Excluding PACCAR, net sales to any single customer were less than 7 percent of our consolidated net sales in 2025, less than 9 percent in 2024 and less than 9 percent in 2023. These agreements contain standard purchase and sale agreement terms covering engine, aftertreatment and engine parts pricing, quality and delivery commitments, as well as engineering product support obligations. The basic nature of our agreements with OEM customers is that they are long-term price and operations agreements that help provide for the availability of our products to each customer through the duration of the respective agreements. Agreements with most OEMs contain bilateral termination provisions giving either party the right to terminate in the event of a material breach, change of control or insolvency or bankruptcy of the other party.
BACKLOG
Disruption risk in certain categories of our supply chains exist and could negatively impact our ability to meet customer demand. We have supply agreements with some truck and off-highway equipment OEM customers; however a large portion of our business is transacted through open purchase orders. Many of these open orders are historically subject to month-to-month releases and are subject to cancellation on reasonable notice without cancellation charges and therefore are not considered firm. We also have strong demand for our data center products extending out six to eight quarters. We continue to work closely with our suppliers and customers to meet the demand.
RESEARCH, DEVELOPMENT AND ENGINEERING
In 2025, we continued to invest in future critical technologies and products. We will continue to make investments to develop new products and improve our current technologies to meet future emission standards around the world, improvements in fuel economy performance of diesel and natural gas-powered engines and related components, as well as development activities around electrified power systems with innovative components and systems including battery and electric power technologies.
Our research, development and engineering (RD&E) programs are focused on product improvements, product extensions, innovations and cost reductions for our customers. RD&E expenditures include salaries, contractor fees, building costs, utilities, testing, technical IT expenses, administrative expenses and allocation of corporate costs and are expensed, net of contract reimbursements, when incurred. From time to time, we enter into agreements with customers and government agencies to fund a portion of the RD&E costs of a particular project. When not associated with a sales contract, we generally account for these reimbursements as an offset to the related RD&E expenditure. RD&E expenses, net of contract reimbursements, were $1.4 billion each year in 2025, 2024 and 2023. Contract reimbursements were $54 million, $72 million and $81 million in 2025, 2024 and 2023, respectively.
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
The Board’s Safety, Environment and Technology (SET) committee provides overall guidance and insight on major environmental sustainability initiatives such as our environmental sustainability strategy, as well as environmental management at our facilities and operations.
Our business and sustainability strategies are intentionally and intricately aligned through Destination Zero — our company’s commitment to sustainability and helping our customers navigate the energy transition while growing our business. Our comprehensive environmental sustainability strategy focuses on three interconnected priority areas: decarbonization, materials and communities.
The environmental sustainability strategy includes specific goals to achieve by 2030, including science-based greenhouse gas (GHG) reduction targets for facilities and newly sold products. We started reporting progress on these goals, most of which have a baseline year of 2018, in 2022.
In 2025, we completed a planned midpoint review of our 2030 environmental sustainability goals. The review assessed the continued relevance and measurability of the goals in light of external environment shifts (e.g., evolving regulations, changing market dynamics and stakeholder expectations), emerging priorities and insights from our double materiality assessment and significant business developments, such as acquisitions and divestitures.
Key outcomes of the 2030 midpoint goal review include:
•We are on our way to achieving several of our goals relating to GHGs, volatile organic compounds (VOCs) emissions, water consumption and waste in our facilities and operations.
•We are making impactful changes to our metrics to further our influence, including shifting the focus on material circularity from individual parts to new products and integrating the facilities and operations waste goals to strengthen efforts in achieving zero waste growth by 2030.
•We are advancing our product decarbonization strategy by increasing focus on the areas where we can directly deliver meaningful GHG reductions and help customers decrease emissions now and in the long term. This includes innovating lower-emissions technologies across our portfolio and focusing our efforts to reduce emissions from products in use through fuel-efficiency projects and technology upgrades.
•We are adding a new goal to address upstream GHG emissions from key suppliers through supplier engagement.
The updated 2030 environmental sustainability goals are as follows:
•Reduce absolute GHG emissions from facilities and operations by 50 percent.
•Reduce scope three absolute lifetime GHG emissions from newly sold products by 25 percent.
•Reduce upstream scope three GHG emissions by engaging with key suppliers while continuing to deliver on customers’ commitments.
•Achieve zero waste growth and minimize single-use plastics in our facilities and operations.
•Create lifecycle plans for new products capable of ninety percent material circularity.
•Reduce volatile organic compounds emissions from paint and coating operations by 50 percent.
•Reduce absolute water consumption in facilities and operations by 30 percent.
•Produce net water benefits that exceed our annual water use in all our regions.
Our most recent Sustainability Progress Report and Climate Transition Plan are available on our website at www.cummins.com/company/esg/sustainability-progress-reports. Our annual submissions to CDP (formerly Carbon Disclosure Project), Task Force on Climate-Related Financial Disclosures, Global Reporting Initiative, Sustainability Accounting Standards Board and S&P Global

Corporate Sustainability Assessment are also available on our website. These reports are not incorporated into this Form 10-K by reference.
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
In connection with our announcement of our entry into the agreement in principle, we became subject to shareholder, consumer and third-party litigation regarding the matters covered by the Settlement Agreements, and we may become subject to additional litigation in connection with these matters. See NOTE 14, “COMMITMENTS AND CONTINGENCIES,” to our Consolidated Financial Statements.
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
Other Environmental Statutes and Regulations
Expenditures for environmental control activities and environmental remediation projects at our facilities in the U.S. were not a substantial portion of our annual expenses and are not expected to be material in 2026. We believe we are in compliance in all material respects with laws and regulations applicable to our plants and operations.
In the U.S., pursuant to notices received from federal and state agencies and/or defendant parties in site environmental contribution actions, we were identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended or similar state laws, at fewer than 20 manufacturing and waste disposal sites.
Based upon our experiences at similar sites, we believe that our aggregate future remediation costs will not be material. We have established accruals that we believe are adequate for our expected future liability with respect to these sites. In addition, we have several other sites where we are working with governmental authorities on remediation projects. The costs for these remediation projects are not expected to be material.

HUMAN CAPITAL RESOURCES
At December 31, 2025, we employed approximately 67,400 persons worldwide. Approximately 20,000 of our employees worldwide were represented by various unions under collective bargaining agreements that expire between 2026 and 2030.
Throughout our more than 100-year history, we always have recognized that people drive the strength of our business and our ability to effectively serve our customers and sustain our competitive position. We are focused on harmonizing our approach to talent to provide seamless opportunities and better experiences to our employees around the world. Our workforce strategy aims to cultivate an environment where all employees, regardless of employee type and location, know what is expected of them, are rewarded for their performance based on fair and equitable reviews and have access to differentiated experiences, tools and leadership coaching to help them develop. This strategy is anchored on developing authentic and capable leaders, building effective organizations, driving employee engagement, furthering our company values of caring, integrity, excellence, teamwork and diversity and inclusion, delivering quality experiences and providing benefits that advance the well-being of our people and their families.
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
Competitive Pay, Benefits and Well-Being
To attract and retain the best talent, we focus on providing progressive, market-competitive pay, benefits and rewards. Our programs are designed to remain sustainable and responsive to the market while still honoring our core values. We provide benefit programs with the goal of supporting the emotional, financial, physical and social health of our employees throughout their career at Cummins. Some examples include base and variable pay, healthcare programs, global mental health support, paid time off, flexible work, retirement saving plans and employee stock purchase plans.
When designing our base pay ranges, we conduct market analyses to ensure our ranges are competitive and our employees are advancing their earning potential. We also perform annual compensation studies to assess market movement, pay equity and living wages. We review wages globally as we continuously work to ensure we are fair, equitable, competitive and can attract and retain the best talent.
We also provide an array of benefits as part of our total rewards program that are aligned with our values and focused on supporting employees and their families based on their unique needs, some of which include the following: healthcare plans that are tiered by salary, to ensure affordability to all of our employees; paid parental leave for primary and secondary caregivers; travel benefits and advanced medical services to support complex healthcare needs; global employee assistance programs; and a global mental health program, all designed to support employees and their families on the journey to well-being.
We have established a flexible approach to in-person collaboration that reinforces our culture and strengthens employees’ social well-being through engaging and meaningful interactions with their teams. We ask that most employees spend at least 60 percent of their time in our facilities, with customers or with other key stakeholders to support our strategy and the communities we serve.
Employee Safety and Wellness
We are committed to being world-class in health and safety. We are committed to removing conditions that cause personal injury or occupational illness, and we make decisions and promote behaviors that protect employees from risk of injury. We publicly disclose metrics on our rate of recordable injuries, our rate of lost workdays due to injury, rate of ergonomic injuries and rate of potentially serious injuries and fatalities.
Since 2020, we have taken many steps in the employee safety and wellness area including the following:
•Executed robust safety protocols for essential on-site personnel.

•Implemented employee role classifications and an in-person time policy. The on-site with flexibility and off-site roles provide employees the ability to leverage on-site work for collaboration, problem solving and relationship building while also providing work flexibility. As part of this effort, we provide remote ergonomic evaluations and support to help employees create off-site workspaces that are safe.
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
Our strong focus on cultivating an inclusive culture underscores our belief that a diverse and inclusive workforce is a core value and competitive advantage for us. This focus dates back to the early 1970s as reflected in a public statement made by our former Chairman, J. Irwin Miller:
“Character, ability and intelligence are not concentrated in one sex over the other, nor in persons with certain accents or in certain races or in persons holding degrees from universities over others. When we indulge ourselves in such irrational prejudices, we damage ourselves most of all and ultimately assure ourselves of failure in competition with those more open and less biased.”
Our long-standing commitment to diversity and inclusion is consistent with our commitment to follow the law everywhere, including, without limitation, complying with U.S. and global laws and regulations related to civil rights and anti-discrimination. We believe that we are in compliance with such laws and regulations in all material respects.
For more information on the topics above, please go to https://www.sustainability.cummins.com. Information from our sustainability report and sustainability webpage is not incorporated by reference into this filing.
AVAILABLE INFORMATION
We file annual, quarterly and current reports, proxy statements and other information electronically with the Securities and Exchange Commission (SEC). The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that Cummins files electronically with the SEC. The SEC's internet site is https://www.sec.gov.
Our internet site is https://www.cummins.com. You can access our Investors and Media webpage through our internet site, by hovering on the heading “Company” and selecting “Investor Relations” link under the “About Us” section or directly at https://www.cummins.com/company/investor-relations. We make available, free of charge, on or through our Investors and Media webpage, our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 or the Securities Act of 1933, each, as amended, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.
We also have a Corporate Governance webpage. You can access our Governance Documents webpage through our internet site, https://investor.cummins.com/board-esg/governance/governance-documents. Code of Conduct, Committee Charters and other governance documents are included at this site. Our Code of Conduct applies to all employees, regardless of their position or the country in which they work. It also applies to the employees of any entity owned or controlled by us. We will post any amendments to the Code of Conduct and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE, on our internet site. The information on our internet site is not incorporated by reference into this report.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Following are the names and ages of our executive officers, their positions with us at January 31, 2026, and summaries of their backgrounds and business experience:

Name and Age	Present Cummins Inc. position and year appointed to position	Principal position during the past five years other than Cummins Inc. position currently held
Jennifer Rumsey (52)	Chair and Chief Executive Officer (2023)	President and Chief Executive Officer (2022-2023) President and Chief Operating Officer (2021-2022) Vice President and President—Components (2019-2020)
Marvin Boakye (52)	Vice President—Chief Human Resources Officer (2022)	Chief People and Diversity Officer—Papa John's International (2019-2022)
Jenny M. Bush (51)	Vice President and President—Power Systems (2022)	Vice President—Cummins Sales & Service North America (2017-2022)
Amy R. Davis (56)	Vice President and President—Accelera by Cummins and Components (2023)	Vice President and President—Accelera by Cummins (2020-2023) Vice President—Cummins Filtration (2018-2020)
Bonnie Fetch (55)	Executive Vice President and President—Operations (2025)	Vice President and President—Distribution Business (2024)
Vice President—Global Supply Chain and Manufacturing (2022-2023)
Vice President—DBU Supply Chain Services (2020-2022)
Executive Director, Supply Chain—DBU (2018-2020)
John Gaidoo (50)	Vice President—Chief Legal Officer (2025)	Vice President - Senior Deputy Counsel (2023-2025) Deputy General Counsel (2021-2023) Lead Lawyer - Employment and Labor Relations (2018-2021)
Nicole Y. Lamb-Hale (59)	Vice President—Chief Administrative Officer and Corporate Secretary (2025)	Vice President—Chief Legal Officer and Corporate Secretary (2023-2025)
Vice President—Chief Legal Officer (2022-2023)
Vice President—General Counsel (2021-2022)
Managing Director and Washington, DC City Leader—Kroll (2020-2021)
Brett Merritt (49)	Vice President and President—Engine Business (2024)	Vice President—On-Highway Engine Business and Vice President of Strategic Customer Relations (2023) Vice President—On-Highway Engine Business (2017-2023)
Mark A. Smith (58)	Vice President—Chief Financial Officer (2019)
Nathan R. Stoner (48)	Vice President—China ABO (2020)	General Manager—Partnerships and EBU China Joint Venture Business (2018-2020)
Jeffrey T. Wiltrout (45)	Vice President—Corporate Strategy (2022)	Executive Director—Corporate Development (2021-2022) Strategy Director—Power Systems Business Unit (2018-2021)
Jonathan Wood (55)	Vice President—Chief Technical Officer (2023)	Vice President—New Power Engineering (2021-2023) Vice President—Components Engineering (2018-2021)
Shon Wright (51)	Vice President and President—Distribution Business (2025)	Vice President—Cummins Engine Components (2022-2024) Vice President and President - Cummins Turbo Technologies (2017-2022)
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
Our products are subject to extensive and evolving statutory and regulatory requirements that can significantly increase our costs and, along with increased scrutiny from regulatory agencies and unpredictability in the adoption, implementation and enforcement of increasingly stringent and fragmented emission standards by multiple jurisdictions around the world, could have a material adverse impact on our results of operations, financial condition and cash flows.
Our engines are subject to extensive and evolving statutory and regulatory requirements governing emissions and noise, including standards imposed by the EPA, the EU, state regulatory agencies (such as the CARB) and other regulatory agencies around the world. Regulatory agencies are making certification and compliance with emissions and noise standards more stringent and subjecting diesel engine products to an increasing level of scrutiny. The discovery of noncompliance issues could have a material adverse impact on our results of operations, financial condition and cash flows.
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
We manufacture, sell and service products globally and rely upon a global supply chain to deliver the raw materials, components, systems and parts that we need to manufacture and service our products. Changes in laws, regulations and government policies on foreign trade and investment can affect the demand for our products and services, cause non-U.S. customers to shift preferences toward domestically manufactured or branded products and impact the competitive position of our products or prevent us from being able to sell products in certain countries. Our business benefits from international trade agreements, such as the United States-Mexico-Canada Agreement and the U.S. trade relationships including those with China, Brazil, E.U. and the U.K. More restrictive trade policies, such as efforts to withdraw from or substantially modify such agreements or arrangements, including, without limitation, higher tariffs or new barriers to entry could adversely impact our production costs, customer demand and our relationships with customers and suppliers. Any of these consequences could have a material adverse effect on our results of operations, financial condition and cash flows.
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

Deregulation could impair our investments in future products and negatively impact our long-term growth and competitiveness.
Our strategy includes significant investments in the development of new products and technologies, particularly those designed to meet or exceed current and anticipated regulatory requirements related to emissions, safety and environmental performance. Any significant reduction, delay, or elimination of, or failure to adopt or enforce, such regulatory requirements in key markets could reduce or delay demand for our products and services, increase our costs of producing or delay the introduction of new or modified products and services or restrict our existing activities, products, and services. In addition, any discontinuation or reduction of incentives or benefits for the development of technologies limiting the impact of climate change, or significant uncertainty regarding such efforts, may cause demand for certain of our future products to be less than we anticipate. Any such change in regulatory requirements or incentives may ultimately weaken or render obsolete the business case for certain research and development initiatives or capital investments. As a result, we may be required to reassess, scale back or discontinue investments in future products that were originally intended to address more stringent regulatory standards, and may fail to realize the intended benefits of, or recover the investments we have already made in, developing new products and technologies. In addition, the adoption of new regulations or industry standards which our products and services are not positioned to address, could adversely affect demand for our products and services.
Deregulation or reduction in incentives may also lead to reduced industry-wide innovation, as both we and our competitors could deprioritize or delay the introduction of advanced technologies that are no longer mandated. This could limit our ability to differentiate our products, respond to evolving customer expectations or maintain leadership in markets where regulatory requirements remain in place or are later reinstated. Furthermore, if we have already made substantial investments in anticipation of future regulations that are subsequently rolled back, we may not be able to recover those costs, which could result in asset impairments or reduced returns on investment.
Any of these outcomes could adversely affect our long-term growth prospects, competitive position and financial results.
Unanticipated changes in our effective tax rate, the adoption of new tax legislation or exposure to additional income tax liabilities could adversely affect our profitability.
We are subject to income taxes in the U.S. and numerous international jurisdictions. Our income tax provision and cash tax liability in the future could be adversely affected by changes in tax laws or their interpretations, changes in earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and the discovery of new information in the course of our tax return preparation process. The carrying value of deferred tax assets, which are predominantly in the U.S., is dependent on our ability to generate future taxable income in the U.S. We are also subject to ongoing tax audits. These audits can involve complex issues, which may require an extended period of time to resolve and can be highly judgmental. Tax authorities may disagree with certain tax reporting positions taken by us and, as a result, assess additional taxes against us. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. The amounts ultimately paid upon resolution of these or subsequent tax audits could be materially different from the amounts previously included in our income tax provision and, therefore, could have a material impact on our tax provision.
Our global operations are subject to laws and regulations that impose significant compliance costs and create reputational and legal risk.
Due to the international scope of our operations, we are subject to additional regulatory frameworks, including a complex system of commercial and trade regulations, around the world. In some cases, foreign regulatory frameworks are more stringent or complex than similar regimes in the U.S. Recent years have seen an increase in the development and enforcement of laws regarding trade compliance and anti-corruption, such as the U.S. Foreign Corrupt Practices Act and similar laws from other countries and expected global sustainability regulations, as well as new regulatory requirements regarding data privacy, such as the European Union General Data Protection Regulation. These new and emerging regulations are likely to require significant resources and data management systems and could increase our cost of doing business, restrict our ability to operate our business or execute our strategies and could result in fines and penalties or reputational harm if we do not fully comply.
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
We continue to experience pockets of supply chain disruptions and related challenges throughout the supply chain which are further impacted by the current global tariff environment. We single source a number of parts and raw materials critical to our business operations. Any delay in our suppliers' deliveries may adversely affect our operations at multiple manufacturing locations, forcing us to seek alternative supply sources to avoid serious disruptions. Delays may be caused by factors affecting our suppliers (including, but not limited to, raw material availability, capacity constraints, port congestion, labor disputes or unrest, shortages of labor, economic downturns, availability of credit, impaired financial condition, sanctions/tariffs, restrictions on the sale or distribution of critical rare earth metals, energy inflation/availability, suppliers' allocations to other purchasers, weather emergencies, natural disasters, acts of government or acts of war or terrorism). The effects of climate change, including extreme weather events, long-term changes in temperature levels and water availability may exacerbate these risks. Any extended delay in receiving critical supplies could impair our ability to deliver products to our customers and have a material adverse effect on our results of operations, financial condition and cash flows.
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
Our markets are cyclical in nature and we face periods when demand fluctuates significantly higher or lower than our normal operating levels, including variability driven by supply chain inconsistency. Accurately forecasting our expected volumes and appropriately adjusting our capacity are important factors in determining our results of operations and cash flows. We manage our capacity by adjusting our manufacturing workforce, capital expenditures and purchases from suppliers. In periods of weak demand, we may face under-utilized capacity and un-recovered overhead costs, while in periods of strong demand, we may experience unplanned costs and could fail to meet customer demand. We cannot guarantee that we will be able to adequately adjust our manufacturing capacity in response to significant changes in customer demand, which could harm our business. For products where we are manufacturing at capacity, we cannot guarantee that we will be able to increase manufacturing capacity to a level that meets demand for our products and services, which could prevent us from meeting increased customer demand and could harm our business. However, if we overestimate our demand and overbuild our capacity, we may have significantly underutilized assets and we may experience reduced margins. If we do not accurately align our manufacturing capabilities with demand, it could have a material adverse effect on our results of operations, financial condition and cash flows.
We derive significant earnings from investees that we do not directly control, with more than 50 percent of these earnings from our China-based investees.
For 2025, we recognized $469 million of equity, royalty and interest income from investees, compared to $395 million in 2024. In 2025, nearly fifty percent of our equity, royalty and interest income from investees was from three of our 50 percent-owned joint ventures in China - Chongqing Cummins Engine Company, Ltd., Dongfeng Cummins Engine Company, Ltd. and Beijing Foton Cummins Engine Co., Ltd. Although a significant percentage of our net income is derived from these unconsolidated entities, we do not unilaterally control their management or their operations, which puts a substantial portion of our net income at risk from the actions or inactions of these entities. A significant reduction in the level of contribution by these entities to our net income would likely have a material adverse effect on our results of operations and cash flows.
Our truck manufacturers and OEM customers discontinuing outsourcing their engine supply needs, experiencing financial distress or experiencing a change-in-control of one of our large truck OEM customers, could have a material adverse impact on our results of operations, financial condition and cash flows.
We recognize significant sales of engines and components to a few large on-highway truck OEM customers, which have been an integral part of our positive business results for several years. Many are truck manufacturers or OEMs that manufacture engines for some of their own vehicles. Despite their own engine manufacturing abilities, these customers have historically chosen to outsource certain types of engine production to us due to the quality of our engine products, our emission compliance capabilities, our systems integration, their customers' preferences, their desire for cost reductions, their desire for eliminating production risks and their desire to maintain company focus. However, there can be no assurance that these customers will continue to outsource, or outsource as much of, their engine production in the future. In addition, increased levels of OEM vertical integration could result from a number of factors, such as shifts in our customers' business strategies, acquisition by a customer of another engine manufacturer, the inability of third-party suppliers to meet product specifications and the emergence of low-cost production opportunities in foreign countries. Any significant reduction in the level of engine production outsourcing from our truck manufacturer or OEM customers, financial distress of one of our large truck OEM customers due to a change-in-control, could likely lead to significant reductions in our sales volumes, commercial disputes, receivable collection issues and other negative consequences that could have a material adverse impact on our results of operations, financial condition and cash flows.
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
Our businesses establish prices with our customers in accordance with contractual time frames; however, the timing of material and commodity market price increases may prevent us from passing these additional costs on to our customers through timely pricing actions. While we customarily enter into financial transactions and contractual pricing adjustment provisions with our customers that attempt to address some of these risks, there can be no assurance that commodity price fluctuations will not adversely affect our results of operations and cash flows. While the use of commodity price hedging instruments and contractual pricing adjustments may provide us with some protection from adverse fluctuations in commodity prices, by utilizing these instruments, we potentially forego the benefits that might result from favorable fluctuations in price. As a result, higher material and commodity costs could result in declining margins.
The development of new technologies may materially reduce the demand for our current products and services, and we may not be successful in developing new technologies and products in order to effectively address the energy transition.
We are investing in new products and technologies, including electrified power systems and related components and subsystems. Given the early stages of development of some of these new products and technologies, there can be no guarantee of the future market acceptance and investment returns with respect to our planned products, which will face competition from an array of other technologies and manufacturers. The ongoing energy transition away from fossil fuels and the increased adoption of electrified powertrains in some market segments could result in lower demand for current diesel or natural gas engines and components and, over time, reduce the demand for related parts and service revenues from diesel or natural gas powertrains. Furthermore, it is possible that we may not be successful in developing segment-leading electrified powertrains. We may face technological challenges and evolving government and customer requirements, and we may not succeed in anticipating them and developing the desired technologies and products on a timely basis. Some of our existing customers could choose to develop their own or source from other manufacturers. Additionally, competitors may develop these technologies and products before we do, and they may be viewed by our customers to be superior to technologies and products we may develop.
If the energy transition landscape changes faster than anticipated or in a manner that we do not anticipate, demand for our products and services, as well as our relationships with various stakeholders, could be adversely affected. Alternatively, if the energy transition occurs more slowly than anticipated, demand for our new products and technologies may be lower than expected or we may need to reassess, scale back or discontinue investments in future products, and as a result, we may fail to realize the anticipated benefits of our investments in new products and technologies. Furthermore, if we fail or are perceived to not effectively implement an energy transition strategy, or if investors or financial institutions shift funding away from companies in fossil fuel-related industries, our access to capital or the market for our securities could be negatively impacted.
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
Concerns regarding climate change may lead to additional international, national, regional and local legislative and regulatory responses, accords and mitigation efforts. Various stakeholders, including legislators and regulators, shareholders and non-governmental organizations, are continuing to look for ways to reduce GHG emissions, and consumers are increasingly demanding products and services resulting in lower GHG emissions. We could face risks to our brand reputation, investor confidence and market share due to an inability to innovate and develop new products that decrease GHG emissions. Increased input costs, such as fuel, utility, transportation and compliance-related costs, could increase our operating costs and negatively impact customer operations and demand for our products. As the impact of any additional future climate related legislative or regulatory requirements on our global businesses and products is dependent on the timing, scope and design of the mandates or standards, we are currently unable to predict its potential impact, which could have a material adverse effect on our results of operations, financial condition and cash flows.
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
Our business and operations are subject to interest rate risks, and changes in interest rates can reduce demand for our products and increase borrowing costs and result in non-cash charges
Rising interest rates could have a dampening effect on overall economic activity and/or the financial condition of our customers, either or both of which could negatively affect customer demand for our products and our customers’ ability to repay obligations to us. Rising interest rates may increase our cost of capital, which could have material adverse effects on our financial condition and cash flows. Rising interest rates could also impact certain goodwill assets requiring non-cash impairment charges, which could have a material adverse impact on our earnings.
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
Our IT environment and our products are exposed to potential security breaches or other disruptions, which may adversely impact our competitive position, reputation, results of operations, financial condition and cash flows.
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
The data handled by our technologies is vulnerable to security threats. Our operations routinely involve receiving, storing, processing and transmitting sensitive information pertaining to our business, customers, dealers, suppliers, employees and other sensitive matters. As such, our IT environment faces information technology security threats, such as security breaches, computer malware, ransomware attacks and other "cyber attacks," which are increasing in both frequency and sophistication, along with power outages or hardware failures. Increasing use of AI may increase these risks. These threats could result in unauthorized public disclosures of information, create financial liability, subject us to legal or regulatory sanctions, disrupt our ability to conduct our business, result in the loss of intellectual property or damage our reputation with customers, dealers, suppliers and other stakeholders. As the result of changing market conditions, a large percentage of our salaried employees continue to work remotely full or part-time. This remote working environment may pose a heightened risk for security breaches or other disruptions of our IT environment.
In addition, our products, including our engines, contain interconnected and increasingly complex technologies that control various processes, and these technologies are potentially subject to "cyber attacks" and disruption. The impact of a significant IT event on either our IT environment or our products could have a material adverse effect on our competitive position, reputation, results of operations, financial condition and cash flows.
We are using AI in our business and in our products, services and features, and challenges with properly managing its use could result in reputational harm, competitive harm and legal liability, and adversely affect our results of operations.
We are incorporating AI solutions into our business, products, services and features, and we are leveraging AI, including generative AI, machine learning and similar tools and technologies, in our product development, operations and software programming. There is inherent risk and uncertainty involved in using AI. The use of AI in the development of our products and services could cause loss or theft of intellectual property, as well as subject us to risks related to intellectual property infringement or misappropriation, data privacy and cybersecurity. The use of AI by us, our vendors or our suppliers can lead to unintended consequences, including generating content that appears correct but is factually inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could harm our stakeholders, our reputation and our business and expose us to risks related to inaccuracies or errors in the output of such technologies. If the AI tools that we use are deficient, inaccurate or controversial, we could incur operational inefficiencies, competitive harm, legal liability, brand or reputational harm, or other adverse impacts on our business and financial results. If we do not have sufficient rights to use the data or other material or content on which the AI tools we use rely, we also may incur liability through the violation of applicable laws and regulations, third-party intellectual property, data privacy, or other rights or contracts to which we are a party. In addition, our personnel could, unbeknownst to us, improperly utilize AI and machine learning-technology while carrying out their responsibilities.
If we fail to keep pace with rapidly evolving technological developments in AI, our competitive position and business results may suffer. Our competitors or other third parties may incorporate AI into their products or operational processes more quickly or more successfully than us, which could have a material adverse effect on our competitive position, reputation and results of operations.
In addition, there are significant risks involved in developing and deploying AI, and there can be no assurance that the usage of AI will enhance our products or services or be beneficial to our business, including our efficiency or profitability. The rapid evolution of AI, including the regulation of AI by government or other regulatory agencies, will require significant resources to develop, test and maintain our platforms, offerings, services and features to implement AI ethically and minimize any unintended harmful impacts.
We are exposed to political, economic and other risks that arise from operating a multinational business. Greater political, economic and social uncertainty, among, between and within countries, and the evolving globalization of businesses could significantly change the dynamics of our competition, customer base and product offerings and impact our growth globally.
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
In addition, there continues to be significant uncertainty about the future relationships between the U.S. and China, including with respect to trade policies, treaties, government regulations and tariffs. Any increased trade barriers or restrictions on global trade, especially trade with China, could adversely impact our competitive position, results of operations, financial condition and cash flows.
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
At December 31, 2025, we employed approximately 67,400 persons worldwide. Approximately 20,000 of our employees worldwide were represented by various unions under collective bargaining agreements that expire between 2026 and 2030.While we have no reason to believe that we will be materially impacted by work stoppages or other labor matters, there can be no assurance that future issues with our labor unions will be resolved favorably or that we will not encounter future strikes, work stoppages, or other types of conflicts with labor unions or our employees. Any of these consequences may have an adverse effect on us or may limit our flexibility in dealing with our workforce. In addition, many of our customers and suppliers have unionized work forces. Work stoppages or slowdowns experienced by us, our customers or suppliers could result in slowdowns or closures that would have a material adverse effect on our results of operations, financial condition and cash flow.
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
ITEM 1B. Unresolved Staff Comments
None.
ITEM 1C. Cybersecurity
Material Cybersecurity Risks, Threats and Incidents
To date, we have not experienced a cybersecurity incident that has materially impacted our business. The risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A “Risk Factors” under the heading “General,” which should be read in conjunction with the foregoing information.
Cybersecurity Governance
We are committed to protecting our IT assets and the data stored within these assets. This commitment includes the protection of cyber assets relevant to our operations, stakeholder data (including employee, customer and supplier data), intellectual property and our products.
The Enterprise Cybersecurity function, which is responsible for the administration of our enterprise cybersecurity program, is led by the Chief Information Security Officer, who holds a degree in Management Information Systems (MIS) and a Certified Information Security Manager (CISM) designation, and has more than 20 years of IT, cybersecurity, audit and risk management experience in the industrial manufacturing industry. The Chief Information Security Officer reports to our Chief Information Officer. These leaders provide regular updates, at least quarterly, to the Audit Committee of the Board on cybersecurity risks. Through these updates, the Audit Committee receives a cybersecurity dashboard illustrating cybersecurity priorities and the status of key initiatives.
The Product Cybersecurity function, which is responsible for the administration of our product cybersecurity program, is led by the Principal Engineer – Product Cybersecurity, who is a Cybersecurity Certified Automotive Engineer (CSCAE) and has more than 40 years of embedded electronic systems design experience. The Principal Engineer – Product Cybersecurity works directly with the Chief Technical Officer. These leaders provide regular updates to the SET Committee of the Board on product-related cybersecurity risks. Through these updates, the SET Committee receives a report discussing product-level vulnerability management, product-level incident management and the status of relevant product cybersecurity activities.
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
Both the Enterprise and Product Cybersecurity functions administer policies related to cybersecurity in consultation with other stakeholders at the company. Our risk-based cybersecurity program is designed to protect, detect and respond to cybersecurity threats and incidents. This program, developed alongside the National Institute of Standards and Technology Cybersecurity Framework, aims to protect the confidentiality, integrity and availability of our IT assets and the data stored thereon. We also have a third-party risk management process, which is designed to assess and manage cybersecurity risks posed by third parties. This process is administered by the Enterprise Cybersecurity function, and through this program, the company evaluates the type of data that is shared with certain vendors with the goal of conducting risk-informed assessments. These assessments provide insights which the Enterprise Cybersecurity function uses to better manage third-party risks.
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
Mexico: Ciudad Juarez, Monterrey, San Luis Potosi
Netherlands: Roermond
Sweden: Lindesberg
U.K.: Darlington, Huddersfield

Power Systems	Indiana: Elkhart, Seymour	Brazil: Sao Paulo
	Minnesota: Fridley	China: Wuhan, Wuxi
	New Mexico: Clovis	India: Ahmednagar, Phaltan, Pune, Ranjangaon
	Wisconsin: Kenosha	Mexico: San Luis Potosi
Romania: Craiova
U.K.: Daventry

Accelera	Indiana: Columbus	Belgium: Oevel
	Minnesota: Fridley	Canada: Mississauga
	North Carolina: Fletcher, Forest City	China: Tianjin
Germany: Herten
Spain: Guadalajara

In addition, engines and engine components are manufactured by joint ventures or independent licensees at manufacturing plants in the U.S., China, India, Japan, Sweden, U.K. and Mexico.

Distribution Facilities
The principal distribution facilities that serve our segments are as follows:

U.S. Facilities	Facilities Outside the U.S.
Arizona: Avondale	Australia: Mackay, Perth
Colorado: Henderson	Canada: Fort McMurray, Sparwood
Kentucky: Florence (1)	China: Beijing
New Jersey: Kearny	India: Pune
Utah: West Valley City	South Africa: Johannesburg
U.K.: Wellingborough

(1) Florence is a Components distribution facility.
Supply Chain Facilities
The principal supply chain facilities that serve our segments are as follows:

U.S. Facilities	Facilities Outside the U.S.
Georgia: Atlanta	Belgium: Rumst
Indiana: Columbus, Indianapolis, Whiteland	Brazil: Guarulhos
Nevada: Las Vegas	China: Beijing, Shanghai, Wuhan
Oregon: Portland	India: Phaltan, Pithampur
Pennsylvania: Harrisburg	Mexico: San Luis Potosi
Tennessee: Memphis	Singapore: Pandan Avenue
Texas: Dallas	South Africa: Johannesburg
U.K.: Daventry
Other Facilities
We operate numerous management, research and development, marketing and administrative facilities globally.
ITEM 3.    Legal Proceedings
The matters described under “Legal Proceedings” in NOTE 14, “COMMITMENTS AND CONTINGENCIES,” to our Consolidated Financial Statements are incorporated herein by reference.
ITEM 4.    Mine Safety Disclosures
Not Applicable.
PART II
ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the NYSE under the symbol “CMI.” For other matters related to our common stock and shareholders’ equity, see NOTE 15, “CUMMINS INC. SHAREHOLDERS' EQUITY,” to our Consolidated Financial Statements.
At December 31, 2025, there were 2,136 holders of record of Cummins Inc.'s $2.50 par value common stock.

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
In December 2021, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the $2.0 billion repurchase plan authorized in 2019. During the three months ended December 31, 2025, we did not make any repurchases of common stock. The dollar value remaining available for future purchases under the 2019 program at December 31, 2025, was $218 million, leaving a total of $2.2 billion available under all plans.
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

Performance Graph (Unaudited)
The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any of our future filings under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.
The following graph compares the cumulative total shareholder return on our common stock for the last five years with the cumulative total return on the S&P 500 Index and an index of peer companies selected by us. Our peer group includes AB Volvo, BorgWarner Inc., Caterpillar, Inc., Daimler Truck Holding AG, Dana Inc., Deere & Company, Eaton Corporation, Emerson Electric Co., Honeywell International, Illinois Tool Works Inc., PACCAR, Parker-Hannifin Corporation and Textron Inc. Daimler Truck Holding AG is excluded from the peer index in the following graph due to the corporate split and public filing in December 2021. Each of the measures of cumulative total return assumes reinvestment of dividends. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
AMONG CUMMINS INC., S&P 500 INDEX AND CUSTOM PEER GROUP

U.S. DOLLARS ($)
275
250
225
200
175
150
125
100
75
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Cummins Inc.
S&P 500 Index
Custom Peer Group

ASSUMES $100 INVESTED ON DECEMBER 31, 2020
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2025
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
•2026 OUTLOOK
•LIQUIDITY AND CAPITAL RESOURCES
•APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
•RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
The following is the discussion and analysis of changes in the financial condition and results of operations for fiscal year 2025 compared to fiscal year 2024. The discussion and analysis of fiscal year 2023 and changes in the financial condition and results of operations for fiscal year 2024 compared to fiscal year 2023, that are not included in this Form 10-K, may be found in Part II, ITEM 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (SEC) on February 11, 2025.
EXECUTIVE SUMMARY AND FINANCIAL HIGHLIGHTS
Overview
We are a global power leader committed to powering a more prosperous world. Since 1919, we have delivered innovative solutions that move people, goods and economies forward. Our five reportable segments - Engine, Components, Distribution, Power Systems and Accelera - offer a broad portfolio, including advanced diesel, electric and hybrid powertrains; integrated power generation systems; critical components such as aftertreatment, turbochargers, fuel systems, controls, transmissions, axles and brakes; and zero emissions technologies like battery and electric powertrain systems. With a global footprint, deep technical expertise and an extensive service network, we deliver dependable, cutting-edge solutions tailored to our customers' needs, supporting them through the energy transition with our Destination Zero strategy. We sell our products to original equipment manufacturers (OEMs), distributors, dealers and other customers worldwide. We have long-standing relationships with many of the leading manufacturers in the markets we serve, including PACCAR Inc., Traton Group, Daimler Trucks AG and Stellantis N.V. We serve our customers through a service network of approximately 640 wholly-owned, joint venture and independent distributor locations and more than 13,000 Cummins certified dealer locations in approximately 190 countries and territories.
Our segment reporting structure is organized according to the products and markets each segment serves. The Engine segment produces engines (15 liters and smaller) and associated parts for sale to customers in on-highway and various off-highway markets. Our engines are used in trucks of all sizes, buses and recreational vehicles, as well as in various industrial applications, including construction, agriculture, power generation systems and other off-highway applications. The Components segment sells axles, drivelines, brakes and suspension systems for commercial diesel and natural gas applications, aftertreatment systems, turbochargers, fuel systems, valvetrain technologies, automated transmissions and electronics. The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets and service parts, as well as performing service and repair activities on our products, maintaining relationships with various OEMs throughout the world and providing selected sales and aftermarket support for our Accelera business. The Power Systems segment is an integrated power provider, which designs, manufactures and sells standby and prime power generators, engines (16 liters and larger) for standby and prime power generator sets and industrial applications (including mining, oil and gas, marine, rail and defense), alternators and other power components. The Accelera segment designs, manufactures, sells and supports electrified power systems with innovative components and subsystems, including battery and electric powertrain technologies. The Accelera segment is currently in the early stages of commercializing these technologies with efforts primarily focused on the development of electrified power systems and related components and subsystems. We continue to serve all our markets as they adopt electrification, meeting the needs of our OEM partners and end customers.

Our financial performance depends, in large part, on varying conditions in the markets we serve, particularly the on-highway, off-highway, power generation and general industrial markets. Demand in these markets tends to fluctuate in response to overall economic conditions. Our sales may also be impacted by OEM inventory levels, production schedules, stoppages and supply chain challenges. Economic downturns in markets we serve generally result in reduced sales of our products and can result in price reductions in certain products and/or markets. As a worldwide business, our operations are also affected by geopolitical risks, currency fluctuations, political and economic uncertainty, tariffs and related trade disruptions, public health crises (epidemics or pandemics) and regulatory matters, including adoption and enforcement of environmental and emission standards. As part of our growth strategy, we invest in businesses in certain countries that carry higher levels of these risks such as China, Brazil, India, Mexico and other countries in Europe, the Middle East and Africa. At the same time, our geographic diversity and broad product and service offerings have helped limit the impact from a drop in demand in any one industry, region, customer or the economy of any single country on our consolidated results.
Uncertain Global Trade Environment
We operate our business on a global basis and changes in international, national and regional trade laws, regulations and policies affecting and/or restricting international trade, including higher tariffs, trade disruptions (such as embargoes, sanctions and export controls) and broader geopolitical tensions, could adversely impact the demand for our products and our competitive position. The uncertain global trade environment, marked by the U.S. imposition of tariffs on certain countries, followed by the imposition of retaliatory tariffs and other actions against U.S. goods and services by certain countries has introduced significant market volatility and raised concerns about potential economic impacts. Our primary risks include reduced global movement of goods impacting freight activity, increased costs for suppliers and end-users and uncertainty around the availability of supply, all of which could contribute to a decline in business confidence, a reduction in demand for our products and increased product costs. We have and continue to look for ways to mitigate these costs including discussions with our suppliers, sourcing alternatives and agreements with our customers to recover these costs. The financial impact of tariffs, net of mitigation actions, was immaterial to our profitability and operating cash flows during 2025. Continued and increasing tariff costs, the effectiveness of our mitigation efforts and the resulting market volatility could materially and adversely affect our results of operations, financial condition and cash flows in the future. We will continue work to minimize the related impacts to our business to the extent possible. See the "OUTLOOK" section for a discussion of the potential tariff impacts for 2026.
Accelera Actions
During 2025, due to the continued rapid deterioration in our electrolyzer markets and overall hydrogen markets, along with significant uncertainty in the alternative power markets resulting from reductions in government incentives, we fully impaired all of the goodwill for our electrolyzer business and wrote off certain inventory in the third quarter of 2025, totaling $240 million. These conditions prompted a further strategic review of this business in the fourth quarter of 2025. As a result of market conditions and the current business outlook, we intend to stop new commercial activity in the electrolyzer space, subject to information and consultation in accordance with local legal requirements. We will continue to fulfill existing customer commitments. As a result of these actions, we recorded several additional charges in the fourth quarter of 2025 related to inventory write-downs, intangible and fixed asset impairments, lease impairments, contract terminations and severance, totaling $218 million. Total charges for all Accelera actions in 2025 were $458 million.
In the fourth quarter of 2024, our Accelera segment underwent a strategic review to better streamline operations as well as pace and re-focus investments on the most promising paths as the adoption of certain zero emission solutions slow. This review resulted in strategic reorganization actions, including decisions to consolidate certain manufacturing efforts, focus internal development efforts towards areas of differentiation while continuing to leverage partners and reduce our investments in certain technologies, joint ventures and markets. In addition, declining customer demand in certain key product lines caused us to re-evaluate the recoverability of certain inventory items. As a result of these actions, we recorded several charges in the fourth quarter related to inventory write-downs, intangible and fixed asset impairments and joint venture impairments. Total charges for these strategic reorganization actions were $312 million. See NOTE 22, “ACCELERA ACTIONS,” to our Consolidated Financial Statements for additional information.
Divestiture of Atmus
On March 18, 2024, we completed the divestiture of our remaining 80.5 percent ownership of Atmus Filtration Technologies Inc. (Atmus) common stock through a tax-free split-off. The exchange resulted in a reduction of shares of our common stock outstanding by 5.6 million shares and a gain of approximately $1.3 billion. See NOTE 21, “ATMUS DIVESTITURE,” to our Consolidated Financial Statements for additional information.
Settlement Agreements
In December 2023, we announced that we reached an agreement in principle with the U.S. Environmental Protection Agency (EPA), the California Air Resources Board (CARB), the Environmental and Natural Resources Division of the U.S. Department of Justice (DOJ) and the California Attorney General’s Office to resolve certain regulatory civil claims regarding our emissions certification and compliance process for certain engines primarily used in pick-up truck applications in the U.S., which became final and effective in

April 2024 (collectively, the Settlement Agreements). We recorded a charge of $2.0 billion in the fourth quarter of 2023 to resolve the matters addressed by the Settlement Agreements involving approximately one million of our pick-up truck applications in the U.S. In the second quarter of 2024, we made $1.9 billion of payments required by the Settlement Agreements. See NOTE 14, COMMITMENTS AND CONTINGENCIES,” to our Consolidated Financial Statements for additional information.
2025 Results
A summary of our results is as follows:

	Years ended December 31,
In millions, except per share amounts	2025	(1)	2024	(2)	2023	(3)
Net sales	$33,670		$34,102		$34,065
Net income attributable to Cummins Inc.	2,843		3,946		735
Earnings per common share attributable to Cummins Inc.
Basic	$20.62		$28.55		$5.19
Diluted	20.50		28.37		5.15

(1) Net income and earnings per common share included $458 million of charges for Accelera actions for the year ended December 31, 2025. See NOTE 22, “ACCELERA ACTIONS,” to our Consolidated Financial Statements for additional information.

(2) Net income and earnings per common share included the $1.3 billion non-taxable gain associated with the divestiture of Atmus and $312 million of charges related to the Accelera strategic reorganization for the year ended December 31, 2024. See NOTE 21, “ATMUS DIVESTITURE,” and NOTE 22, “ACCELERA ACTIONS,” to our Consolidated Financial Statements for additional information.

(3) Net income and earnings per common share included a $2.0 billion charge related to the Settlement Agreements for the year ended December 31, 2023. See NOTE 14, “COMMITMENTS AND CONTINGENCIES,” to our Consolidated Financial Statements for additional information.

Net income attributable to Cummins Inc. for 2025 was $2.8 billion, or $20.50 per diluted share, on sales of $33.7 billion, compared to 2024 net income attributable to Cummins Inc. of $3.9 billion, or $28.37 per diluted share, on sales of $34.1 billion. The decreases in net income attributable to Cummins Inc. and earnings per diluted share were driven by the absence of the $1.3 billion gain recognized on the divestiture of Atmus in the first quarter of 2024, lower demand in on-highway commercial truck markets and Accelera actions in the second half of 2025, partially offset by the strong growth in power generation markets, especially data center and commercial markets, favorable non-tariff pricing mainly related to the launch of updated engine products in light-duty automotive markets and lower compensation expenses. See NOTE 22, “ACCELERA ACTIONS,” to our Consolidated Financial Statements for additional information.
The table below presents our consolidated net sales by country based on the location of the customer:

				Favorable/(Unfavorable)
	Years ended December 31,			2025 vs. 2024		2024 vs. 2023
In millions	2025	2024	2023	Amount	Percent	Amount	Percent
United States and Canada	$20,165	$20,820	$20,650	$(655)	(3)%	$170	1%
International	13,505	13,282	13,415	223	2%	(133)	(1)%
Total net sales	$33,670	$34,102	$34,065	$(432)	(1)%	$37	—%
Worldwide revenues decreased by 1 percent in 2025 compared to 2024, mainly due to weaker demand in on-highway commercial truck markets and the divestiture of Atmus in the first quarter of 2024, partially offset by higher demand in power generation markets, especially data center and commercial markets, non-tariff pricing mainly related to the launch of updated engine products in light-duty automotive markets and customer tariff recoveries. Net sales in the U.S. and Canada declined by 3 percent mainly due to lower demand in heavy-duty and medium-duty truck markets and the divestiture of Atmus, partially offset by higher sales in power generation markets and non-tariff pricing mainly related to the launch of updated engine products in light-duty automotive markets. International sales (excludes the U.S. and Canada) improved by 2 percent, primarily due to higher sales in China and Europe, partially offset by lower sales in Latin America. The increase in international sales was primarily due to higher demand in power generation markets and increased off-highway demand (primarily construction), partially offset by weaker demand in on-highway commercial truck markets and the divestiture of Atmus. See NOTE 21, “ATMUS DIVESTITURE,” to our Consolidated Financial Statements for additional information.

The following table contains sales and EBITDA (defined as earnings or losses before interest expense, income taxes, depreciation and amortization and noncontrolling interests) by reportable segment for the years ended December 31, 2025 and 2024. See NOTE 24, “REPORTABLE SEGMENTS,” to our Consolidated Financial Statements for additional information and a reconciliation of our segment information to the corresponding amounts in our Consolidated Statements of Net Income.

	Reportable Segments
	2025				2024				Percent change
		Percent of Total				Percent of Total			2025 vs. 2024
In millions	Sales		EBITDA		Sales		EBITDA		Sales	EBITDA
Engine	$10,875	26%	$1,382		$11,712	28%	$1,653		(7)%	(16)%
Components	10,149	25%	1,398		11,679	28%	1,591		(13)%	(12)%
Distribution	12,405	30%	1,808		11,384	27%	1,378		9%	31%
Power Systems	7,463	18%	1,694		6,408	16%	1,180		16%	44%
Accelera	460	1%	(896)	(1)	414	1%	(764)	(2)	11%	(17)%
Total segments	41,352	100%	5,386		41,597	100%	5,038		(1)%	7%
Intersegment eliminations	(7,682)		(1)		(7,495)		1,288	(3)	2%	NM
Total	$33,670		$5,385		$34,102		$6,326	(3)	(1)%	(15)%

“NM” - not meaningful information
(1) Accelera EBITDA included $458 million of charges for Accelera actions for the year ended December 31, 2025. See NOTE 22, “ACCELERA ACTIONS,” to our Consolidated Financial Statements for additional information.

(2) Accelera EBITDA included $312 million of strategic reorganization action charges in the fourth quarter of 2024. See NOTE 22, “ACCELERA ACTIONS,” to our Consolidated Financial Statements for additional information.

(3) Intersegment eliminations and total EBITDA included a $1.3 billion gain recognized on the divestiture of Atmus, and total EBITDA included $35 million of costs associated with the divestiture of Atmus. See NOTE 21, “ATMUS DIVESTITURE,” to our Consolidated Financial Statements for additional information.

2025 Highlights
We generated $3.6 billion in cash from operations for the year ended December 31, 2025, compared to $1.5 billion in 2024. The $2.1 billion increase was mainly due to the absence of $1.9 billion of payments in 2024 required by the Settlement Agreements. See the section titled “Cash Flows” in the “LIQUIDITY AND CAPITAL RESOURCES” section for a discussion of items impacting cash flows. See NOTE 14, “COMMITMENTS AND CONTINGENCIES,” to our Consolidated Financial Statements for additional information on the Settlement Agreements.
Our debt to capital ratio (total capital defined as debt plus equity) at December 31, 2025, was 36.0 percent, compared to 38.4 percent at December 31, 2024. The decrease was primarily due to increased equity balances from strong earnings since December 31, 2024, partially offset by higher debt balances at December 31, 2025. At December 31, 2025, we had $3.6 billion in cash and marketable securities on hand and access to our $4.0 billion credit facilities (net of $353 million of commercial paper outstanding), if necessary, to meet working capital, investment, acquisition and funding needs.
In the second half of 2025, we recorded $458 million of charges for Accelera actions. See NOTE 22, “ACCELERA ACTIONS,” to our Consolidated Financial Statements for additional information.
In December 2025, we entered into a series of interest rate swaps to effectively convert $150 million of our senior notes, due in 2054, from a fixed rate of 5.45 percent to a floating rate equal to the daily United States Dollar Secured Overnight Financing Rate (USD SOFR) plus a spread through February 2041. See NOTE 20, “DERIVATIVES,” to our Consolidated Financial Statements for additional information.
In September 2025, we repaid our $500 million 0.75 percent senior notes, due in 2025, using cash on hand. See NOTE 12, “DEBT,” to our Consolidated Financial Statements for additional information.
In July 2025, the Board of Directors (Board) authorized an increase to our quarterly dividend of approximately 10 percent from $1.82 per share to $2.00 per share.
On July 4, 2025, the One Big Beautiful Bill Act (The Act) was signed into law, enacting significant changes to U.S. federal income tax rules affecting corporations, such as the ability to immediately deduct domestic research and development costs, restoration of elective 100 percent bonus depreciation for qualified property and changes to the international tax provisions. See NOTE 4, “INCOME TAXES,” to our Consolidated Financial Statements for additional information.

On June 2, 2025, we entered into an amended and restated 5-year credit agreement that allows us to borrow up to $2.0 billion of unsecured funds at any time prior to June 2, 2030. The credit agreement amended and restated the prior $2.0 billion 5-year credit agreement that would have matured on June 3, 2029. We also entered into a new 3-year credit agreement that allows us to borrow up to $2.0 billion of unsecured funds at any time prior to June 2, 2028. The credit agreement replaced the prior $2.0 billion 364-day credit facility that matured on June 2, 2025.
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
In 2025, the investment gain on our U.S. pension trusts was 10.1 percent, while our U.K. pension trusts' loss was 0.8 percent. Our global pension plans, including our unfunded and non-qualified plans, were 112 percent funded at December 31, 2025. Our U.S. defined benefit plans (qualified and non-qualified), which represented approximately 70 percent of the worldwide pension obligation, were 115 percent funded, and our U.K. defined benefit plans were 105 percent funded at December 31, 2025. We expect to contribute approximately $51 million in cash to our global pension plans in 2026. In addition, we expect our 2026 net periodic pension cost to approximate $73 million. See “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES” and NOTE 10, “PENSIONS AND OTHER POSTRETIREMENT BENEFITS,” to our Consolidated Financial Statements for additional information concerning our pension and other postretirement benefit plans.
As of the date of this filing, our credit ratings and outlooks from the credit rating agencies remain unchanged. See the section titled “Credit Ratings” in the “LIQUIDITY AND CAPITAL RESOURCES” section for our current ratings.

RESULTS OF OPERATIONS

				Favorable/(Unfavorable)
	Years ended December 31,			2025 vs. 2024		2024 vs. 2023
In millions (except per share amounts)	2025	2024	2023	Amount	Percent	Amount	Percent
NET SALES	$33,670	$34,102	$34,065	$(432)	(1)%	$37	—%
Cost of sales	25,154	25,663	25,816	509	2%	153	1%
GROSS MARGIN	8,516	8,439	8,249	77	1%	190	2%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	3,125	3,275	3,333	150	5%	58	2%
Research, development and engineering expenses	1,396	1,463	1,500	67	5%	37	2%
Equity, royalty and interest income from investees	469	395	483	74	19%	(88)	(18)%
Other operating expense, net	439	346	2,138	(93)	(27)%	1,792	84%
OPERATING INCOME	4,025	3,750	1,761	275	7%	1,989	NM
Interest expense	329	370	375	41	11%	5	1%
Other income, net	267	1,523	240	(1,256)	(82)%	1,283	NM
INCOME BEFORE INCOME TAXES	3,963	4,903	1,626	(940)	(19)%	3,277	NM
Income tax expense	1,006	835	786	(171)	(20)%	(49)	(6)%
CONSOLIDATED NET INCOME	2,957	4,068	840	(1,111)	(27)%	3,228	NM
Less: Net income attributable to noncontrolling interests	114	122	105	8	7%	(17)	(16)%
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$2,843	$3,946	$735	$(1,103)	(28)%	$3,211	NM
Diluted earnings per common share attributable to Cummins Inc.	$20.50	$28.37	$5.15	$(7.87)	(28)%	$23.22	NM

“NM” - not meaningful information

				Favorable/(Unfavorable) Percentage Points
Percent of sales	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Gross margin	25.3%	24.7%	24.2%	0.6	0.5
Selling, general and administrative expenses	9.3%	9.6%	9.8%	0.3	0.2
Research, development and engineering expenses	4.1%	4.3%	4.4%	0.2	0.1

2025 vs. 2024
Net Sales
Net sales decreased $432 million, primarily driven by the following:
•Component segment sales decreased 13 percent mainly due to lower demand in North American heavy-duty and medium-duty truck markets and the divestiture of Atmus on March 18, 2024. See NOTE 21, “ATMUS DIVESTITURE,” to our Consolidated Financial Statements for additional information.
•Engine segment sales decreased 7 percent mainly due to lower demand in North American heavy-duty and medium-duty truck markets.
These decreases were partially offset by the following:
•Power Systems segment sales increased 16 percent primarily due to higher demand in power generation markets, especially in North America and China.
•Distribution segment sales increased 9 percent primarily due to higher demand in power generation markets, especially in North America.
Sales to international markets (excluding the U.S. and Canada), based on location of customers, were 40 percent of total net sales in 2025, compared with 39 percent of total net sales in 2024. A more detailed discussion of sales by segment is presented in the “REPORTABLE SEGMENT RESULTS” section.

Cost of Sales
The types of expenses included in cost of sales are the following: parts and material consumption, including direct and indirect materials; compensation and related expenses, including variable compensation, salaries and fringe benefits; depreciation on production equipment and facilities and amortization of technology intangibles; estimated costs of warranty programs and campaigns; production utilities; production-related purchasing; warehousing, including receiving and inspection; freight costs; engineering support costs; repairs and maintenance; production and warehousing facility property insurance and rent for production facilities and other production overhead. Cost of sales in 2025 and 2024 included $157 million and $112 million, respectively of inventory write-downs, contract termination costs and severance in our Accelera segment. See NOTE 22, “ACCELERA ACTIONS,” to our Consolidated Financial Statements for additional information.
Gross Margin
Gross margin increased $77 million and increased 0.6 points as a percentage of sales. The increases were mainly due to strong growth in power generation markets, especially data center and commercial markets, as well as favorable non-tariff related pricing mainly due to the launch of updated engine products in light-duty automotive markets, partially offset by lower demand in on-highway commercial truck markets and the absence of Atmus sales. The net impact of tariff costs and related recoveries was immaterial for the year ended December 31, 2025. The provision for base warranties issued as a percentage of sales was 1.9 percent in 2025 and 1.9 percent in 2024.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $150 million and decreased 0.3 points as a percentage of sales. The decreases were primarily due to lower compensation expenses. Compensation and related expenses include salaries, fringe benefits and variable compensation.
Research, Development and Engineering Expenses
Research, development and engineering expenses decreased $67 million and decreased 0.2 points as a percentage of sales. The decreases were mainly due to lower compensation expenses. Compensation and related expenses include salaries, fringe benefits and variable compensation.
Research activities continue to focus on development of new products and improvements of current technologies to meet future emission standards around the world, improvements in fuel economy performance of diesel and natural gas-powered engines and related components, as well as development activities around electrified power systems with innovative components and systems including battery and electric power technologies.
Equity, Royalty and Interest Income From Investees
Equity, royalty and interest income from investees increased $74 million, primarily due to increased earnings at Chongqing Cummins Engine Co., Ltd. and Beijing Foton Cummins Engine Co., Ltd. and the absence of a joint venture consolidated in the first quarter of 2025 with prior year losses, partially offset by lower earnings at Sistemas Automotrices de Mexico S.A. de C.V. See NOTE 3, “INVESTMENTS IN EQUITY INVESTEES,” to our Consolidated Financial Statements for additional information.
Other Operating Expense, Net
Other operating expense, net was as follows:

	Years ended December 31,
In millions	2025	2024
Accelera actions (1)	$(292)	$(171)
Amortization of intangible assets	(133)	(129)
Loss on write-off of assets	(17)	(17)
Royalty income, net	11	8
Other, net	(8)	(37)
Total other operating expense, net	$(439)	$(346)

(1) See NOTE 22, “ACCELERA ACTIONS,” to our Consolidated Financial Statements for additional information.

Interest Expense
Interest expense decreased $41 million, primarily due to lower weighted-average interest rates, partially offset by higher average debt balances.
Other Income, Net
Other income, net was as follows:

	Years ended December 31,
In millions	2025	2024
Interest income	$106	$87
Non-service pension and OPEB income	66	112
Gain on corporate owned life insurance	38	6
Gain on sale of marketable securities, net	22	8
Foreign currency gain (loss), net	5	(41)
Gain related to divestiture of Atmus (1)	—	1,333
Other, net	30	18
Total other income, net	$267	$1,523

(1) See NOTE 21, “ATMUS DIVESTITURE,” to our Consolidated Financial Statements for additional information.

Income Tax Expense
On July 4, 2025, The Act was signed into law, enacting significant changes to U.S. federal income tax rules affecting corporations, such as the ability to immediately deduct domestic research and development costs, restoration of elective 100 percent bonus depreciation for qualified property and changes to the international tax provisions. Implementation of The Act resulted in an increase to tax expense of $39 million in the second half of 2025, primarily due to a reduction in the foreign income deduction and changes to the research and development tax credit. Additionally, certain provisions of The Act resulted in lower U.S. tax-related cash payments in 2025 and should result in lower U.S. tax-related payments for the next several fiscal years.
Our effective tax rate for 2025 was 25.4 percent compared to 17.0 percent for 2024.
The year ended December 31, 2025, contained net favorable discrete tax items of $75 million, primarily due to $51 million of favorable adjustments for uncertain tax positions, $15 million of favorable adjustments for share-based compensation tax benefits, $7 million of favorable return to provision adjustments and $2 million of other favorable adjustments.
The year ended December 31, 2024, contained net favorable discrete tax items primarily due to the $1.3 billion non-taxable gain on the Atmus split-off. Other discrete tax items were net favorable by $59 million, primarily due to $52 million of favorable return to provision adjustments, $22 million of favorable share-based compensation tax benefits, $21 million of favorable adjustments related to audit settlements and $20 million of favorable adjustments from tax return amendments, partially offset by $50 million of unfavorable adjustments related to Accelera strategic reorganization actions and a net $6 million of other unfavorable adjustments. See NOTE 21, "ATMUS DIVESTITURE," and NOTE 22, "ACCELERA ACTIONS" to our Consolidated Financial Statements for additional information.
The change in the effective tax rate for the year ended December 31, 2025, versus year ended December 31, 2024, was primarily due to the absence of the non-taxable gain on the Atmus split-off, the impact of the Act and additional tax expense from the Accelera actions. See NOTE 22, "ACCELERA ACTIONS" to our Consolidated Financial Statements for additional information.
Our effective tax rate for 2026 is expected to approximate 24.0 percent, excluding any discrete tax items that may arise.
Net Income Attributable to Noncontrolling Interests
Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities. Noncontrolling interests in income of consolidated subsidiaries decreased $8 million primarily due to losses from a former joint venture consolidated in the first quarter of 2025, the divestiture of Atmus and lower earnings at our other joint ventures, partially offset by higher earnings at Cummins India Limited.
2024 vs. 2023
For all prior year segment results comparisons to 2023 see the Results of Operations section of our 2024 Form 10-K.

Comprehensive Income - Foreign Currency Translation Adjustment
The foreign currency translation adjustment was a net gain of $244 million and net loss of $276 million for the years ended December 31, 2025 and 2024, respectively. The details were as follows:

	Years ended December 31,
	2025		2024
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly-owned subsidiaries	$227	Euro, British pound and Brazilian real	$(245)	Brazilian real, Chinese renminbi, Euro and Indian rupee
Equity method investments	30	Chinese renminbi, partially offset by Indian rupee	(15)	Chinese renminbi and Brazilian real, partially offset by Indian rupee
Consolidated subsidiaries with a noncontrolling interest	(13)	Indian rupee, partially offset by Euro	(16)	Indian rupee
Total	$244		$(276)

For all prior year foreign currency translation adjustment results comparisons to 2023 see the Results of Operations section of our 2024 Form 10-K.
REPORTABLE SEGMENT RESULTS
Our reportable segments consist of the Engine, Components, Distribution, Power Systems and Accelera segments. This reporting structure is organized according to the products and markets each segment serves. We use segment EBITDA as the basis for the Chief Operating Decision Maker to evaluate the performance of each of our reportable segments. We believe EBITDA is a useful measure of our operating performance as it assists investors and debt holders in comparing our performance on a consistent basis without regard to financing methods, capital structure, income taxes or depreciation and amortization methods, which can vary significantly depending upon many factors. Segment amounts exclude certain expenses not specifically identifiable to segments. See NOTE 24, “REPORTABLE SEGMENTS,” to our Consolidated Financial Statements for additional information and a reconciliation of our segment information to the corresponding amounts in our Consolidated Statements of Net Income.
Tariff related costs and recoveries in 2025 were evaluated independently of all other drivers included in the disclosures below and all references to "price" and "material cost" variances exclude these separately evaluated tariff costs and recoveries. The net impact of tariff costs and related recoveries were immaterial to each reportable segment's EBITDA, unless specifically noted.
Following is a discussion of results for each of our reportable segments. For all prior year segment results comparisons to 2023 see the Results of Operations section of our 2024 Form 10-K.

Engine Segment Results
Financial data for the Engine segment was as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2025 vs. 2024		2024 vs. 2023
In millions	2025	2024	2023	Amount	Percent	Amount	Percent
External sales	$8,104	$8,987	$8,874	$(883)	(10)%	$113	1%
Intersegment sales	2,771	2,725	2,810	46	2%	(85)	(3)%
Total sales	10,875	11,712	11,684	(837)	(7)%	28	—%
Research, development and engineering expenses	624	616	614	(8)	(1)%	(2)	—%
Equity, royalty and interest income from investees	254	212	251	42	20%	(39)	(16)%
Interest income	37	17	19	20	NM	(2)	(11)%
Segment EBITDA	1,382	1,653	1,630	(271)	(16)%	23	1%

				Percentage Points		Percentage Points
Segment EBITDA as a percentage of total sales	12.7%	14.1%	14.0%		(1.4)		0.1

"NM" - not meaningful information
Sales for our Engine segment by market were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2025 vs. 2024		2024 vs. 2023
In millions	2025	2024	2023	Amount	Percent	Amount	Percent
Heavy-duty truck	$3,489	$4,244	$4,399	$(755)	(18)%	$(155)	(4)%
Medium-duty truck and bus	3,613	4,166	3,670	(553)	(13)%	496	14%
Light-duty automotive	1,930	1,595	1,762	335	21%	(167)	(9)%
Total on-highway	9,032	10,005	9,831	(973)	(10)%	174	2%
Off-highway	1,843	1,707	1,853	136	8%	(146)	(8)%
Total sales	$10,875	$11,712	$11,684	$(837)	(7)%	$28	—%

				Percentage Points		Percentage Points
On-highway sales as percentage of total sales	83%	85%	84%		(2)		1

Unit shipments by engine classification (including unit shipments to Power Systems and off-highway engine units included in their respective classification) were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2025 vs. 2024		2024 vs. 2023
	2025	2024	2023	Amount	Percent	Amount	Percent
Heavy-duty	101,900	132,900	141,900	(31,000)	(23)%	(9,000)	(6)%
Medium-duty	280,500	310,300	294,100	(29,800)	(10)%	16,200	6%
Light-duty	171,800	189,400	211,500	(17,600)	(9)%	(22,100)	(10)%
Total unit shipments	554,200	632,600	647,500	(78,400)	(12)%	(14,900)	(2)%

2025 vs. 2024
Sales
Engine segment sales decreased $837 million. The following were the primary drivers by market:

•Heavy-duty truck sales decreased $755 million principally due to lower demand, especially in North America with shipments down 27 percent.
•Medium-duty truck and bus sales decreased $553 million primarily due to lower truck demand, especially in North America with shipments down 31 percent.
These decreases were partially offset by the following increases:
•Light-duty automotive sales increased $335 million primarily due to non-tariff pricing mainly related to the launch of updated engine products.
•Off-highway sales increased $136 million primarily due to higher international construction demand, especially in China.
Segment EBITDA
Engine segment EBITDA decreased $271 million primarily due to lower volumes, unfavorable mix, increased product coverage costs and higher material costs, partially offset by favorable pricing. Unfavorable material costs and favorable pricing were primarily related to the launch of updated products in light-duty automotive markets.
Components Segment Results
On March 18, 2024, we completed the divestiture of our remaining 80.5 percent ownership of Atmus common stock through a tax-free split-off. See NOTE 21, “ATMUS DIVESTITURE,” to our Consolidated Financial Statements for additional information.
Financial data for the Components segment was as follows:

						Favorable/(Unfavorable)
	Years ended December 31,					2025 vs. 2024		2024 vs. 2023
In millions	2025	2024		2023		Amount	Percent	Amount	Percent
External sales	$8,643	$9,894		$11,531		$(1,251)	(13)%	$(1,637)	(14)%
Intersegment sales	1,506	1,785		1,878		(279)	(16)%	(93)	(5)%
Total sales	10,149	11,679		13,409		(1,530)	(13)%	(1,730)	(13)%
Research, development and engineering expenses	280	328		387		48	15%	59	15%
Equity, royalty and interest income from investees	31	64		97		(33)	(52)%	(33)	(34)%
Interest income	29	25		31		4	16%	(6)	(19)%
Segment EBITDA	1,398	1,591	(1)	1,840	(1)	(193)	(12)%	(249)	(14)%

						Percentage Points		Percentage Points
Segment EBITDA as a percentage of total sales	13.8%	13.6%		13.7%			0.2		(0.1)

(1) Included $21 million and $78 million of costs associated with the divestiture of Atmus for the years ended December 31, 2024 and 2023, respectively.
Sales for our Components segment by business were as follows:

					Favorable/(Unfavorable)
	Years ended December 31,				2025 vs. 2024		2024 vs. 2023
In millions	2025	2024		2023	Amount	Percent	Amount	Percent
Drivetrain and braking systems	$3,986	$4,733		$4,822	$(747)	(16)%	$(89)	(2)%
Emission solutions	3,457	3,601		3,835	(144)	(4)%	(234)	(6)%
Components and software	2,283	2,404		2,409	(121)	(5)%	(5)	—%
Automated transmissions	423	588		714	(165)	(28)%	(126)	(18)%
Atmus	—	353	(1)	1,629	(353)	(100)%	(1,276)	(78)%
Total sales	$10,149	$11,679		$13,409	$(1,530)	(13)%	$(1,730)	(13)%

(1) Included sales through the March 18, 2024 divestiture.

2025 vs. 2024
Sales
Components segment sales decreased $1.5 billion across all businesses. The following were the primary drivers by business:
•Drivetrain and braking systems sales decreased $747 million primarily due to lower demand in North America and lower sales in India due to changes in the business model.
•Sales decreased $353 million due to the Atmus divestiture on March 18, 2024.
Segment EBITDA
Components segment EBITDA decreased $193 million, primarily due to lower volumes, partially offset by decreased compensation expenses, lower product coverage costs and reduced material costs.
Distribution Segment Results
Financial data for the Distribution segment was as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2025 vs. 2024		2024 vs. 2023
In millions	2025	2024	2023	Amount	Percent	Amount	Percent
External sales	$12,386	$11,352	$10,199	$1,034	9%	$1,153	11%
Intersegment sales	19	32	50	(13)	(41)%	(18)	(36)%
Total sales	12,405	11,384	10,249	1,021	9%	1,135	11%
Research, development and engineering expenses	53	55	57	2	4%	2	4%
Equity, royalty and interest income from investees	105	90	97	15	17%	(7)	(7)%
Interest income	23	37	34	(14)	(38)%	3	9%
Segment EBITDA	1,808	1,378	1,209	430	31%	169	14%

				Percentage Points		Percentage Points
Segment EBITDA as a percentage of total sales	14.6%	12.1%	11.8%		2.5		0.3

Sales for our Distribution segment by region, were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2025 vs. 2024		2024 vs. 2023
In millions	2025	2024	2023	Amount	Percent	Amount	Percent
North America	$8,629	$7,625	$7,081	$1,004	13%	$544	8%
Europe	1,186	1,184	853	2	—%	331	39%
Asia Pacific	1,152	1,245	1,096	(93)	(7)%	149	14%
China	514	478	430	36	8%	48	11%
India	365	317	270	48	15%	47	17%
Latin America	291	267	225	24	9%	42	19%
Africa and Middle East	268	268	294	—	—%	(26)	(9)%
Total sales	$12,405	$11,384	$10,249	$1,021	9%	$1,135	11%

Sales for our Distribution segment by product line were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2025 vs. 2024		2024 vs. 2023
In millions	2025	2024	2023	Amount	Percent	Amount	Percent
Power generation	$4,932	$3,972	$2,509	$960	24%	$1,463	58%
Parts	4,083	3,980	4,071	103	3%	(91)	(2)%
Service	1,798	1,753	1,672	45	3%	81	5%
Engines	1,592	1,679	1,997	(87)	(5)%	(318)	(16)%
Total sales	$12,405	$11,384	$10,249	$1,021	9%	$1,135	11%

2025 vs. 2024
Sales
Distribution segment sales increased $1.0 billion, due to increased sales in North America of $1.0 billion principally from higher demand in power generation markets, especially data center and commercial markets.
Segment EBITDA
Distribution segment EBITDA increased $430 million, primarily due to increased power generation volumes in North America, improved mix, favorable pricing, decreased compensation expenses, lower material costs and improved operational leverage.
Power Systems Segment Results
Financial data for the Power Systems segment was as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2025 vs. 2024		2024 vs. 2023
In millions	2025	2024	2023	Amount	Percent	Amount	Percent
External sales	$4,114	$3,500	$3,125	$614	18%	$375	12%
Intersegment sales	3,349	2,908	2,548	441	15%	360	14%
Total sales	7,463	6,408	5,673	1,055	16%	735	13%
Research, development and engineering expenses	253	236	237	(17)	(7)%	1	—%
Equity, royalty and interest income from investees	109	79	53	30	38%	26	49%
Interest income	16	7	9	9	NM	(2)	(22)%
Segment EBITDA	1,694	1,180	836	514	44%	344	41%

				Percentage Points		Percentage Points
Segment EBITDA as a percentage of total sales	22.7%	18.4%	14.7%		4.3		3.7

"NM" - not meaningful information
Sales for our Power Systems segment by product line were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2025 vs. 2024		2024 vs. 2023
In millions	2025	2024	2023	Amount	Percent	Amount	Percent
Power generation	$4,731	$3,985	$3,340	$746	19%	$645	19%
Industrial	2,063	1,932	1,854	131	7%	78	4%
Generator technologies	669	491	479	178	36%	12	3%
Total sales	$7,463	$6,408	$5,673	$1,055	16%	$735	13%

2025 vs. 2024
Sales
Power Systems segment sales increased $1.1 billion, primarily due to higher power generation sales of $746 million, mainly from improved demand in North America and China.
Segment EBITDA
Power Systems segment EBITDA increased $514 million, primarily due to favorable pricing and higher volumes, partially offset by net tariff costs.
Accelera Segment Results
During 2025, due to the continued rapid deterioration in our electrolyzer markets and overall hydrogen markets, along with significant uncertainty in the alternative power markets resulting from reductions in government incentives, we fully impaired all of the goodwill for our electrolyzer business and wrote off certain inventory in the third quarter of 2025, totaling $240 million. These conditions prompted a further strategic review of this business in the fourth quarter of 2025. As a result of market conditions and the current business outlook, we intend to stop new commercial activity in the electrolyzer space, subject to information and consultation in accordance with local legal requirements. We will continue to fulfill existing customer commitments. As a result of these actions, we recorded several additional charges in the fourth quarter of 2025, totaling $218 million. Total charges for all Accelera actions in 2025 were $458 million. See NOTE 22, “ACCELERA ACTIONS,” to our Consolidated Financial Statements for additional information.
Financial data for the Accelera segment was as follows:

						Favorable/(Unfavorable)		Favorable/(Unfavorable)
	Years ended December 31,					2025 vs. 2024		2024 vs. 2023
In millions	2025		2024		2023	Amount	Percent	Amount	Percent
External sales	$423		$369		$336	$54	15%	$33	10%
Intersegment sales	37		45		18	(8)	(18)%	27	NM
Total sales	460		414		354	46	11%	60	17%
Research, development and engineering expenses	186	(1)	226	(2)	203	40	18%	(23)	(11)%
Equity, royalty and interest loss from investees	(30)		(50)	(2)	(15)	20	40%	(35)	NM
Interest income	1		1		2	—	—%	(1)	(50)%
Segment EBITDA	(896)	(1)	(764)	(2)	(443)	(132)	(17)%	(321)	(72)%

“NM” - not meaningful information
(1) Included $7 million of charges in research, development and engineering expenses and $458 million of charges in EBITDA for 2025 Accelera actions. See NOTE 22, “ACCELERA ACTIONS,” to our Consolidated Financial Statements for additional information.

(2) Included $2 million of charges in research, development and engineering expenses, $17 million of charges in equity, royalty and interest loss from investees and $312 million of charges in EBITDA, all related to strategic reorganization actions in the fourth quarter of 2024. See NOTE 22, “ACCELERA ACTIONS,” to our Consolidated Financial Statements for additional information.

2025 vs. 2024
Sales
Accelera segment sales increased $46 million mainly due to improved sales of electrified powertrains.

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
2026 Outlook
Our outlook reflects the following positive trends and challenges to our business that could impact our revenue and earnings potential in 2026.
Positive Trends
•We expect demand within markets served by our Power Systems business to remain strong, including the power generation and industrial markets.
•We anticipate our aftermarket business will remain stable, driven primarily by demand in our Engine and Power Systems businesses.
Challenges
•We expect demand for medium-duty and heavy-duty trucks in North America to remain weak in the first half of 2026.
•Increases in costs, tariffs, as well as other inflationary pressures, could negatively impact earnings.
•The potential for trade disruption, including embargoes, sanctions and export controls, could cause production disruptions and negatively impact earnings.
•The slower adoption of zero-emission solutions reduced Accelera’s near-term revenue outlook, prompting significant restructuring actions and a refined strategic investment approach. While we anticipate these actions will gradually improve the cost structure, we expect ongoing investments in priority technologies to result in continued near-term operating losses.
Current Regulatory Challenges for 2026 and Beyond
•Changes in government policies (such as reduced incentives, delayed infrastructure mandates or revised emissions standards) may impact Accelera’s ability to compete, scale or recover investments in zero-emission technologies including:
◦The reduction of government incentives in the U.S. to support the adoption of hydrogen fuel, along with slower than expected market development in some international markets, has contributed to lower expectations for demand for our electrolyzer products. In the third quarter, we recorded non-cash charges for goodwill impairment and inventory write-downs related to the electrolyzer business, and in the fourth quarter of 2025 we recorded an additional $218 million of charges for Accelera actions. See NOTE 22, “ACCELERA ACTIONS,” to our Consolidated Financial Statements for additional information.
◦The Board for our Amplify Cell Technologies LLC joint venture is reviewing the timing of investments as the result of changing market adoption projections.
•Our engines are subject to extensive statutory and regulatory requirements governing emissions, including greenhouse gas (GHG) standards set by the EPA and fuel consumption standards set by the National Highway Traffic Safety Administration (NHTSA). To comply with these regulations, we utilize banking and trading of regulatory compliance credits. In June 2025, NHTSA published an interpretive rule questioning the current regulatory framework of allowing credits as a compliance vehicle. In July 2025, the EPA published a proposed rule that would repeal GHG emissions standards and thus remove the requirement for vehicle and engine manufacturers to measure, control and report these emissions from vehicles. If both regulatory agencies finalize their indicated proposals, we will no longer utilize emission compliance credits on future engines sales and the credits would have minimal, if any, value to us. While the rules will likely be subject to legal challenges, in the period the rule is finalized, we could be required to incur a non-cash expense up to the value of our existing credits, which was $127 million at December 31, 2025.

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

Dollars in millions	December 31, 2025	December 31, 2024
Working capital (1)	$7,315	$3,518
Current ratio	1.76	1.31
Accounts and notes receivable, net	$5,818	$5,181
Days' sales in receivables	60	58
Inventories	$5,822	$5,742
Inventory turnover	4.2	4.4
Accounts payable (principally trade)	$3,800	$3,951
Days' payable outstanding	58	60
Total debt	$7,552	$7,059
Total debt as a percent of total capital	36.0%	38.4%

(1) Working capital includes cash and cash equivalents.

Cash Flows
Cash and cash equivalents were impacted as follows:

	Years ended December 31,			Change
In millions	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Net cash provided by operating activities	$3,621	$1,487	$3,966	$2,134	$(2,479)
Net cash used in investing activities	(1,731)	(1,782)	(1,643)	51	(139)
Net cash used in financing activities	(772)	(173)	(2,177)	(599)	2,004
Effect of exchange rate changes on cash and cash equivalents	56	(40)	(68)	96	28
Net increase (decrease) in cash and cash equivalents	$1,174	$(508)	$78	$1,682	$(586)

2025 vs. 2024
Net cash provided by operating activities increased $2.1 billion, primarily due to lower working capital requirements of $1.3 billion and strong earnings. The lower working capital requirements resulted in a cash outflow of $0.9 billion compared to a cash outflow of $2.2 billion in the comparable period in 2024, mainly due to the absence of $1.9 billion of payments in 2024 required by the Settlement Agreements, partially offset by unfavorable changes in accounts and notes receivable. See NOTE 14, “COMMITMENTS AND CONTINGENCIES,” to our Consolidated Financial Statements for additional information on the Settlement Agreements.
Net cash used in investing activities decreased $51 million, primarily due to the absence of cash associated with the Atmus divestiture of $174 million partially offset by higher net investments in marketable securities of $137 million.
Net cash used in financing activities increased $599 million, primarily due to increased commercial paper payments of $669 million and lower borrowing proceeds of $385 million, partially offset by lower payments on borrowings and finance lease obligations of $593 million, largely related to the absence of early payments of $1.1 billion on our term loan, due 2025, during 2024, partially offset by repayment of $500 million of our senior notes in 2025.
The effect of exchange rate changes on cash and cash equivalents increased $96 million, primarily due to favorable fluctuations in the Chinese renminbi, Euro and British pound.
2024 vs. 2023
For prior year liquidity comparisons see the Liquidity and Capital Resources section of our 2024 Form 10-K.

Sources of Liquidity
We typically generate significant ongoing cash flow and cash provided by operations is generally our principal source of liquidity. Our sources of liquidity include the following:

	December 31, 2025
In millions	Total	U.S.	International	Primary location of international balances
Cash and cash equivalents	$2,845	$1,280	$1,565	Singapore, China, Australia, Mexico, Belgium, Romania, France, Germany
Marketable securities (1)	764	85	679	India
Total	$3,609	$1,365	$2,244
Available credit capacity
Revolving credit facilities (2)	$3,647
International and other uncommitted domestic credit facilities	$798

(1) The majority of marketable securities could be liquidated into cash within a few days.
(2) The 5-year credit facility for $2.0 billion and the 3-year credit facility for $2.0 billion, maturing June 2030 and June 2028, respectively, are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. At December 31, 2025, we had $353 million of commercial paper outstanding, which effectively reduced our available capacity under our revolving credit facilities to $3.6 billion.

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
Debt Facilities and Other Sources of Liquidity
On June 2, 2025, we entered into an amended and restated 5-year credit agreement that allows us to borrow up to $2.0 billion of unsecured funds at any time prior to June 2, 2030. The credit agreement amended and restated the prior $2.0 billion 5-year credit agreement that would have matured on June 3, 2029. We also entered into a new 3-year credit agreement that allows us to borrow up to $2.0 billion of unsecured funds at any time prior to June 2, 2028. The credit agreement replaced the prior $2.0 billion 364-day credit facility that matured on June 2, 2025.
Our committed credit facilities provide access up to $4.0 billion from our $2.0 billion 3-year credit facility and our $2.0 billion 5-year facility. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. We intend to maintain credit facilities at the current or higher aggregate amounts by renewing or replacing these facilities at or before expiration. The credit agreements include various financial covenants, including, among others, maintaining a net debt to capital ratio of no more than 0.65 to 1.0. At December 31, 2025, our net leverage ratio was 0.22 to 1.0. There were no outstanding borrowings under these facilities at December 31, 2025.
Our committed credit facilities also provide access up to $4.0 billion of unsecured, short-term promissory notes (commercial paper) pursuant to the Board authorized commercial paper programs. These programs facilitate the private placement of unsecured short-term debt through third-party brokers. We intend to use the net proceeds from the commercial paper borrowings for general corporate purposes. The total combined borrowing capacity under the revolving credit facilities and commercial paper programs should not exceed $4.0 billion. At December 31, 2025, we had $353 million of commercial paper outstanding, which effectively reduced our available capacity under our revolving credit facilities to $3.6 billion. See NOTE 12, “DEBT,” to our Consolidated Financial Statements for additional information.

In December 2025, we entered into a series of interest rate swaps to effectively convert $150 million of our senior notes, due in 2054, from a fixed rate of 5.45 percent to a floating rate equal to the daily USD SOFR plus a spread through February 2041. See NOTE 20, “DERIVATIVES,” to our Consolidated Financial Statements for additional information.
As a well-known seasoned issuer, we filed an automatic shelf registration for an undetermined amount of debt and equity securities with the SEC on February 13, 2025. Under this shelf registration we may offer, from time-to-time, debt securities, common stock, preferred and preference stock, depositary shares, warrants, stock purchase contracts and stock purchase units.
Supply Chain Financing
We currently have supply chain financing programs with financial intermediaries, which provide certain vendors the option to be paid by financial intermediaries earlier than the due date on the applicable invoice. When a vendor utilizes the program and receives an early payment from a financial intermediary, they take a discount on the invoice. We then pay the financial intermediary the face amount of the invoice on the original due date, which generally have 60 to 90 day payment terms. The maximum amount that we could have outstanding under these programs was $574 million at December 31, 2025. We do not reimburse vendors for any costs they incur for participation in the program, their participation is completely voluntary and there are no assets pledged as security or other forms of guarantees provided for the committed payment to the finance provider or intermediary. As a result, all amounts owed to the financial intermediaries are presented as accounts payable in our Consolidated Balance Sheets. Amounts due to the financial intermediaries reflected in accounts payable at December 31, 2025, were $153 million. See NOTE 1, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” to our Consolidated Financial Statements for additional information.
Accounts Receivable Sales Program
In May 2024, we entered into an accounts receivable sales agreement with Wells Fargo Bank, N.A., to sell certain accounts receivable up to the Board approved limit of $500 million. There was no activity under the program during the year ended December 31, 2025. See NOTE 1, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” to our Consolidated Financial Statements for additional information.
Uses of Cash
Dividends
Total dividends paid to common shareholders in 2025, 2024 and 2023 were $1.1 billion, $1.0 billion and $0.9 billion, respectively. Declaration and payment of dividends in the future depends upon our income and liquidity position, among other factors, and is subject to declaration by the Board, who meets quarterly to consider our dividend payment. We expect to fund dividend payments with cash from operations.
In July 2025, the Board authorized an increase to our quarterly dividend of approximately 10 percent from $1.82 per share to $2.00 per share. Cash dividends per share paid to common shareholders and the Board authorized increases for the last three years were as follows:

	Quarterly Dividends
	2025	2024	2023
First quarter	$1.82	$1.68	$1.57
Second quarter	1.82	1.68	1.57
Third quarter	2.00	1.82	1.68
Fourth quarter	2.00	1.82	1.68
Total	$7.64	$7.00	$6.50

Capital Expenditures
Capital expenditures were $1.2 billion each year in 2025, 2024 and 2023. We continue to invest in new product lines and targeted capacity expansions. We plan to spend an estimated $1.35 billion to $1.45 billion in 2026 on capital expenditures with over 65 percent of these expenditures expected to be invested in North America.

Debt Payments
In September 2025, we repaid our $500 million 0.75 percent senior notes, due in 2025, using cash on hand. See NOTE 12, “DEBT,” to our Consolidated Financial Statements for additional information.
Current Maturities of Short and Long-Term Debt
We had $353 million of commercial paper outstanding at December 31, 2025, that matures in less than one year. Required annual long-term debt principal payments range from $94 million to $863 million over the next five years. We intend to retain our strong investment credit ratings. See NOTE 12, “DEBT,” to our Consolidated Financial Statements for additional information.
Pensions
Our global pension plans, including our unfunded and non-qualified plans, were 112 percent funded at December 31, 2025. Our U.S. defined benefit plans (qualified and non-qualified), which represented approximately 70 percent of the worldwide pension obligation, were 115 percent funded, and our U.K. defined benefit plans were 105 percent funded at December 31, 2025. The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans. In 2025, the investment gain on our U.S. pension trusts was 10.1 percent, while our U.K. pension trusts' loss was 0.8 percent.
We sponsor funded and unfunded domestic and foreign defined benefit pension plans. Contributions to the U.S. and U.K. plans were as follows:

	Years ended December 31,
In millions	2025	2024	2023
Defined benefit pension contributions	$50	$71	$115
Defined contribution pension plans	125	126	130

These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We anticipate making total contributions of approximately $51 million to our global defined benefit pension plans in 2026. Expected contributions to our defined benefit pension plans in 2026 will meet or exceed the current funding requirements.
Stock Repurchases
In December 2021, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the $2.0 billion repurchase plan authorized in 2019. For the year ended December 31, 2025, we did not make any repurchases of common stock. The dollar value remaining available for future purchases under the 2019 program at December 31, 2025, was $218 million, leaving a total of $2.2 billion available under all plans.
We intend to repurchase outstanding shares from time to time to enhance shareholder value.

Amplify Cell Technologies LLC Joint Venture
As of December 31, 2025, we contributed $412 million to our Amplify Cell Technologies LLC joint venture and our maximum remaining required contribution was $418 million, which could be reduced by future government incentives received by the joint venture. The majority of the contribution is expected to be made by the end of 2028. See NOTE 3, “INVESTMENTS IN EQUITY INVESTEES,” to our Consolidated Financial Statements for additional information.
Future Uses of Cash
A summary of our contractual obligations and other commercial commitments at December 31, 2025, are as follows:

Contractual Cash Obligations	Payments Due by Period
In millions	Current	Long-Term
Long-term debt and finance lease obligations (1)	$411	$10,822
Operating leases (1)	163	486
Capital expenditures	639	—
Purchase commitments for inventory	989	20
Other purchase commitments	581	331
Other postretirement benefits	14	90
International and other domestic letters of credit	76	59
Performance and excise bonds	100	121
Guarantees and other commitments	28	18
Total	$3,001	$11,947

(1) Included principal payments and expected interest payments based on the terms of the obligations.
The contractual obligations reported above exclude our unrecognized tax benefits of $272 million as of December 31, 2025, which includes $180 million of current tax liabilities and $92 million of long-term deferred tax liabilities. We are not able to reasonably estimate the period in which cash outflows relating to uncertain tax contingencies could occur. See NOTE 4, “INCOME TAXES,” to our Consolidated Financial Statements for additional information.
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

Management's Assessment of Liquidity
Our financial condition and liquidity remain strong. Our solid balance sheet and credit ratings enable us to have ready access to credit and the capital markets. We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities in combination with access to our revolving credit facilities and commercial paper programs as noted above. We believe our access to the capital markets, our existing cash and marketable securities, operating cash flow and revolving credit facilities provide us with the financial flexibility needed to fund targeted capital expenditures, dividend payments, debt service obligations, projected pension obligations, common stock repurchases, joint venture contributions and acquisitions through 2026 and beyond.
APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
A summary of our significant accounting policies is included in NOTE 1, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” of our Consolidated Financial Statements which discusses accounting policies that we selected from acceptable alternatives.

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
Critical accounting estimates are defined as follows: the estimate requires management to make assumptions about matters that were highly uncertain at the time the estimate was made; different estimates reasonably could have been used; or if changes in the estimate are reasonably likely to occur from period to period and the change would have a material impact on our financial condition or results of operations. Our senior management has discussed the development and selection of our accounting policies, related accounting estimates and the disclosures set forth below with the Audit Committee of the Board. We believe our critical accounting estimates include estimating liabilities for warranty programs, assessing goodwill impairments and accounting for income taxes and pension benefits.
Warranty Programs
We estimate and record a liability for base warranty programs at the time our products are sold. Our estimates are based on historical experience and reflect management's best estimates of costs to be incurred over the warranty period. Adjustments may be required to the liability when actual or projected costs differ. Variations in component failure rates, repair costs and the point of failure within the product life cycle are key drivers that impact our periodic re-assessment of the warranty liability. Future events and circumstances related to these factors could materially change our estimates and require adjustments to our liability. New product launches require a greater use of judgment in developing estimates until historical experience becomes available. We generally estimate warranty accruals for new products using a methodology that includes the preceding product's warranty history and a multiplicative factor derived from prior product launch experience and new product assessments until sufficient new product data is available for warranty estimation. We then use a blend of actual new product experience and preceding product historical experience for several subsequent quarters and new product specific experience thereafter. Product specific experience is typically available five or six quarters after product launch, with a clear experience trend evident eight quarters after launch. As a result of the uncertainty surrounding the nature and frequency of product recall programs, the liability for such programs is recorded when management commits to a recall action or when a recall becomes probable and estimable. NOTE 13, “PRODUCT WARRANTY LIABILITY,” to our Consolidated Financial Statements contains a summary of the activity in our warranty liability account for 2025, 2024 and 2023 including adjustments to pre-existing warranties.
Goodwill Impairment
We are required to make certain subjective and complex judgments in assessing whether a goodwill impairment event has occurred, including assumptions and estimates used to determine the fair value of our reporting units. We test for goodwill impairment at the reporting unit level and our reporting units are the reportable segments or the components of reportable segments that constitute businesses for which discrete financial information is available and is regularly reviewed by management.
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

Our goodwill recoverability assessment is based on our annual strategic planning process. This process includes an extensive review of expectations for the long-term growth of our businesses and forecasted future cash flows. In order to determine the fair value of our reporting units, we primarily use the income approach. Our income approach method uses a discounted cash flow model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate rate of return. Our estimates are based upon our historical experience, our current knowledge from our commercial relationships and available external information about future trends.
The discounted cash flow model requires us to make projections of revenue, gross margin, operating expenses, working capital investment and fixed asset additions for the reporting units over a multi-year period. Additionally, management must estimate a weighted-average cost of capital, which reflects a market rate, for each reporting unit for use as a discount rate. The discounted cash flows are compared to the carrying value of the reporting unit and, if less than the carrying value, the difference is recorded as a goodwill impairment loss. In addition, we also perform sensitivity analyses to determine how much our forecasts can fluctuate before the fair value of a reporting unit would be lower than its carrying amount. Future changes in the judgments, assumptions and estimates that are used in our goodwill impairment testing, including discount rates or future operating results and related cash flow projections, could result in significantly different estimates of the fair values in the future. An increase in discount rates, a reduction in projected cash flows or a combination of the two could lead to a reduction in the estimated fair values, which may result in impairment charges that could materially affect our financial statements in any given year. We perform the annual goodwill impairment assessment as of October 31 each year.
During the third quarter of 2025, in our Accelera segment, we observed rapidly deteriorating conditions in our electrolyzer markets and overall hydrogen markets, along with significant uncertainty in the alternative power markets resulting from reductions in government incentives. As a result, we determined that a triggering event occurred for our electrolyzer reporting unit, warranting an interim impairment test of goodwill. We determined that on a fair value basis our goodwill was fully impaired and recorded a charge of $210 million in other operating expense, net. See NOTE 22, “ACCELERA ACTIONS,” to our Consolidated Financial Statements for additional information.
We completed our annual impairment testing as of October 31, 2025, and noted no additional impairments.
Accounting for Income Taxes
We determine our income tax expense using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Future tax benefits of net operating loss and credit carryforwards are also recognized as deferred tax assets. We evaluate the recoverability of our deferred tax assets each quarter by assessing the likelihood of future profitability and available tax planning strategies that could be implemented to realize our net deferred tax assets. At December 31, 2025, we recorded a net deferred tax asset of $675 million. The net deferred tax assets included $1.0 billion for the value of net operating loss and credit carryforwards. A valuation allowance of $954 million was recorded to reduce the tax assets to the net value management believed was more likely than not to be realized. In the event our operating performance deteriorates, future assessments could conclude that a larger valuation allowance will be needed to further reduce the deferred tax assets.
In addition, we operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. We accrue for the estimated additional tax and interest that may result from tax authorities disputing uncertain tax positions. We believe we made adequate provisions for income taxes for all years that are subject to audit based upon the latest information available. A more complete description of our income taxes and the future benefits of our net operating loss and credit carryforwards is disclosed in NOTE 4, “INCOME TAXES,” to our Consolidated Financial Statements.
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
The expected long-term return on plan assets is used in calculating the net periodic pension cost. We considered several factors in developing our expected rate of return on plan assets. The long-term rate of return considers historical returns and expected returns on current and projected asset allocations. Projected returns are based primarily on broad, publicly traded passive fixed income and equity indices and forward-looking estimates of the value added by active investment management. Based upon our target asset allocations, historical returns and forward-looking return expectations for capital markets, it is anticipated that our U.S. investment policy will generate an average annual return over the 30-year projection period equal to or in excess of 7.5 percent, including the additional positive returns expected from active investment management. The one-year return for our U.S. plans was a 10.1 percent gain for 2025. Our U.S. plan assets averaged annualized returns of 6.8 percent over the prior ten years and resulted in approximately $213 million of actuarial losses in accumulated other comprehensive loss (AOCL) in the same period.
The methodology used to determine the rate of return on pension plan assets in the U.K. was based on establishing an equity-risk premium over current long-term bond yields adjusted based on target asset allocations. Based upon our target asset allocations and forward-looking return expectations, it is anticipated that our U.K. investment policy will generate an average annual return over the 20-year projection period equal to or in excess of 5.6 percent. The one-year return for our U.K. plans was a 0.8 percent loss for 2025. We generated average annualized losses of 1.5 percent over ten years, resulting in approximately $941 million of actuarial losses in AOCL.
Our target allocation for 2026 and pension plan asset allocations, at December 31, 2025 and 2024 are as follows:

	U.S. Plan			U.K. Plan
	Target Allocation	Percentage of Plan Assets at December 31,		Target Allocation	Percentage of Plan Assets at December 31,
Investment description	2026	2025	2024	2026	2025	2024
Liability matching	60.0%	60.2%	69.5%	83.0%	82.9%	79.4%
Risk seeking	40.0%	39.8%	30.5%	17.0%	17.1%	20.6%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
The differences between the actual return on plan assets and expected long-term return on plan assets are recognized in the asset value used to calculate net periodic cost over five years. The table below sets forth our expected rate of return for 2026 and the expected return assumptions used to develop our pension cost for the period 2023-2025.

	Long-term Expected Return Assumptions
	2026	2025	2024	2023
U.S. plans	7.50%	7.00%	7.25%	7.00%
U.K. plans	5.60%	5.00%	5.00%	5.00%

Pension accounting offers various acceptable alternatives to account for the differences that eventually arise between the estimates used in the actuarial valuations and the actual results. It is acceptable to delay or immediately recognize these differences. Under the delayed recognition alternative, changes in pension obligations (including those resulting from plan amendments) and changes in the value of assets set aside to meet those obligations are not recognized in net periodic pension cost as they occur but are recognized initially in AOCL and subsequently amortized as components of net periodic pension cost systematically and gradually over future periods. In addition to this approach, we may also adopt immediate recognition of actuarial gains or losses. Immediate recognition introduces volatility in financial results. We have chosen to delay recognition and amortize actuarial differences over future periods. If we adopted the immediate recognition approach, we would record a loss of $1.2 billion ($0.9 billion after-tax) from cumulative actuarial net losses for our U.S. and U.K. pension plans.
The difference between the expected return and the actual return on plan assets is deferred from recognition in our results of operations and under certain circumstances, such as when the difference exceeds 10 percent of the greater of the market value of plan assets or the projected benefit obligation, the difference is amortized over future years of service. This is also true of changes to actuarial assumptions. Under the delayed recognition alternative, the actuarial gains and losses are recognized and recorded in AOCL. As our losses related to the U.S. and U.K. pension plans exceed 10 percent of their respective plan assets, the excess is amortized over the average remaining service lives of participating employees. Net actuarial losses incurred in 2025 decreased our shareholders' equity by $90 million after-tax, primarily due to unfavorable changes in discount rates.
The table below sets forth the net periodic pension cost for the years ended December 31 and our expected cost for 2026.

In millions	2026	2025	2024	2023
Net periodic pension cost	$73	$78	$34	$1

We expect 2026 net periodic pension cost to decrease compared to 2025, primarily due to higher expected rates of return on plan assets, partially offset by increased recognition of net actuarial losses and higher service costs. The increase in net periodic pension cost in 2025 compared to 2024 was primarily due to unfavorable asset returns in the U.K. and a lower expected rate of return in the U.S., partially offset by higher discount rates in the U.S. and U.K. The increase in net periodic pension cost in 2024 compared to 2023 was primarily due to unfavorable asset returns in the U.K., lower discount rates in the U.S. and U.K. and increased headcount from recent acquisitions, partially offset by a higher expected rate of return on assets in the U.S.
The weighted-average discount rates used to develop our net periodic pension cost are set forth in the table below.

	Discount Rates
	2026	2025	2024	2023
U.S. plans	5.60%	5.69%	5.15%	5.55%
U.K. plans	5.58%	5.62%	4.72%	4.99%

The discount rate enables us to state expected future cash payments for benefits as a present value on the measurement date. The guidelines for setting this rate suggest the use of a high-quality corporate bond rate. We used bond information provided by Moody's Investor Services, Inc. and Standard & Poor's Rating Services. The bond data is collected from Bloomberg. All bonds used to develop our hypothetical portfolio in the U.S. and U.K. were deemed high-quality, non-callable bonds (Aa or better) at December 31, 2025, by at least one of the bond rating agencies.
In the U.S. a hypothetical bond portfolio is constructed using a model that matches the present value of the plan's projected benefit payments to the market value of the theoretical settlement bond portfolio. The model calls for projected payments until near extinction. A single equivalent discount rate is determined to align the present value of the required cash flow with the value of the bond portfolio. The resulting discount rate is reflective of both the current interest rate environment and the plan’s distinct liability characteristics.
In the U.K. the discount rates are calculated using a corporate bond yield curve. The yield curve is constructed using U.K. corporate bonds from the universe defined above, excluding bonds with actual or implied government backing. A single equivalent discount rate is determined such that the present value of the required cash flow based on this rate equals the present value discounted using the yield curve. The resulting discount rate is reflective of both the current interest rate environment and the plan’s distinct liability characteristics.
The table below sets forth the estimated impact on our 2026 net periodic pension cost relative to a change in the discount rate and a change in the expected rate of return on plan assets.

In millions	Impact on Pension Cost Increase/(Decrease)
Discount rate used to value liabilities
0.25 percent increase	$(6)
0.25 percent decrease	6
Expected rate of return on assets
1 percent increase	(56)
1 percent decrease	56

The above sensitivities reflect the impact of changing one assumption at a time. A higher discount rate decreases the plan obligations and decreases our net periodic pension cost. A lower discount rate increases the plan obligations and increases our net periodic pension cost. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear. NOTE 10, “PENSIONS AND OTHER POSTRETIREMENT BENEFITS,” to our Consolidated Financial Statements provides a summary of our pension benefit plan activity, the funded status of our plans and the amounts recognized in our Consolidated Financial Statements.
RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See NOTE 1, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” to our Consolidated Financial Statements for additional information.

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
The following describes our risk exposures and provides the results of a sensitivity analysis performed at December 31, 2025. The sensitivity analysis assumes instantaneous, parallel shifts in foreign currency exchange rates and commodity prices. See NOTE 20, “DERIVATIVES,” to our Consolidated Financial Statements for additional information.
Foreign Currency Exchange Rate Risk
As a result of our international business presence, we are exposed to foreign currency exchange rate risks. We transact business in foreign currencies and, as a result, our income experiences some volatility related to movements in foreign currency exchange rates. To help manage our exposure to exchange rate volatility, we use foreign currency forward contracts on a regular basis to hedge forecasted intercompany and third-party sales and purchases denominated in non-functional currencies. These foreign currency forward contracts are designated and qualify as foreign currency cash flow hedges and generally mature withing two years. For the years ended December 31, 2025, and 2024, there were no circumstances that resulted in the discontinuance of a foreign currency cash flow hedge.
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
We are further exposed to foreign currency exchange risk as many of our subsidiaries are subject to fluctuations as the functional currencies of the underlying entities are not our U.S. dollar reporting currency. In order to minimize movements in certain investments, we enter into foreign exchange forwards designated as net investment hedges. Under the terms of our foreign exchange forwards, we agreed with third parties to sell British pounds, Chinese renminbi and Euros in exchange for U.S. dollar currency at a specified rate at the maturity of the contract. These forwards are utilized to hedge portions of our net investments denominated in these currencies against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. The change in fair value related to the spot-to-forward rate difference is recorded as other income (expense) with all other changes in fair value deferred and reported as components of AOCL. The unrealized gain or loss is classified into income in the same period when the foreign subsidiary is sold or substantially liquidated.
In the second quarter of 2025, we began entering into cross-currency interest rate swaps designated as net investment hedges for certain of our investments to help reduce volatility in the equity value of our subsidiaries. Under the current terms of our cross-currency interest rate swaps, we generally pay fixed-rate interest in Euros or Chinese renminbi and receive fixed-rate interest in U.S. dollars. These swaps are utilized to hedge portions of our net investments denominated in these currencies against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. The fixed-rate interest payments on the swaps are recorded as interest income. The change in fair value of the swaps is deferred and reported as components of AOCL. The unrealized gain or loss is classified into income in the same period when the foreign subsidiary is sold or substantially liquidated.
At December 31, 2025, the potential gain or loss in the fair value of our outstanding foreign currency contracts, assuming a hypothetical 10 percent fluctuation in the currencies of such contracts, would be approximately $64 million. The sensitivity analysis of the effects of changes in foreign currency exchange rates assumes the notional value remains constant for the next 12 months. The analysis ignores the impact of foreign exchange movements on our competitive position and potential changes in sales levels. Any change in the value of the contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items.

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
At any time, a change in interest rates could have an adverse impact on the fair value of our portfolios. Assuming a hypothetical adverse movement in interest rates of one percentage point, the combined value of our interest rate derivatives portfolios would be reduced by $40 million, as calculated as of December 31, 2025. However, this does not take into consideration an offset in the underlying hedged items when using fair value hedges. While these are our best estimates of the impact of the specified interest rate scenario, actual results could differ from those projected. The sensitivity analysis presented assumes interest rate changes are instantaneous with parallel shifts in the yield curve.
Commodity Price Risk
We are exposed to fluctuations in commodity prices due to contractual agreements with component suppliers. In order to protect ourselves against future price volatility and, consequently, fluctuations in gross margins, we periodically enter into commodity swap and forward contracts with designated banks and other counterparties to fix the cost of certain raw material purchases with the objective of minimizing changes in inventory cost due to market price fluctuations. These commodity swaps are designated and qualify as cash flow hedges. At December 31, 2025, realized and unrealized gains and losses related to these hedges were not material to our financial statements.
We also limit our exposure to commodity price risk by entering into purchasing arrangements to fix the price of certain volumes of platinum, palladium and iridium expected to be used in our products. We enter into physical forward contracts with suppliers of platinum, palladium and iridium to purchase some volumes of the commodities at contractually stated prices for various periods, generally less than two years. These arrangements enable us to fix the prices of a portion of our purchases of these commodities, which otherwise are subject to market volatility. These physical forward contracts qualify for the normal purchases scope exception and are treated as purchase commitments. Additional information on the physical forwards is included in NOTE 14, “COMMITMENTS AND CONTINGENCIES.”

ITEM 8.    Financial Statements and Supplementary Data
Index to Financial Statements
•Management's Report to Shareholders
•Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
•Consolidated Statements of Net Income for the years ended December 31, 2025, 2024 and 2023
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023
•Consolidated Balance Sheets at December 31, 2025 and 2024
•Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
•Consolidated Statements of Changes in Redeemable Noncontrolling Interests and Equity for the years ended December 31, 2025, 2024 and 2023
•Notes to the Consolidated Financial Statements

NOTE	1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NOTE	2	REVENUE FROM CONTRACTS WITH CUSTOMERS
NOTE	3	INVESTMENTS IN EQUITY INVESTEES
NOTE	4	INCOME TAXES
NOTE	5	MARKETABLE SECURITIES
NOTE	6	INVENTORIES
NOTE	7	PROPERTY, PLANT AND EQUIPMENT
NOTE	8	LEASES
NOTE	9	GOODWILL AND OTHER INTANGIBLE ASSETS
NOTE	10	PENSIONS AND OTHER POSTRETIREMENT BENEFITS
NOTE	11	SUPPLEMENTAL BALANCE SHEET DATA
NOTE	12	DEBT
NOTE	13	PRODUCT WARRANTY LIABILITY
NOTE	14	COMMITMENTS AND CONTINGENCIES
NOTE	15	CUMMINS INC. SHAREHOLDERS' EQUITY
NOTE	16	ACCUMULATED OTHER COMPREHENSIVE LOSS
NOTE	17	NONCONTROLLING INTERESTS
NOTE	18	STOCK INCENTIVE AND STOCK OPTION PLANS
NOTE	19	EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
NOTE	20	DERIVATIVES
NOTE	21	ATMUS DIVESTITURE
NOTE	22	ACCELERA ACTIONS
NOTE	23	ACQUISITIONS
NOTE	24	REPORTABLE SEGMENTS

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
Management assessed the effectiveness of our internal control over financial reporting and concluded it was effective as of December 31, 2025. In making its assessment, management utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).
The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cummins Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Cummins Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of net income, comprehensive income, changes in redeemable noncontrolling interests and equity and cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Annual Goodwill Impairment Test – Drivetrain and Braking Systems Reporting Unit
As described in Notes 1 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $2,224 million as of December 31, 2025, of which 34 percent relates to the drivetrain and braking systems reporting unit. Management performs the annual goodwill impairment test as of October 31, or on an interim basis in certain circumstances where impairment may be indicated. Management performs the annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. In estimating the fair value of the reporting unit, management used an income approach using a discounted cash flow model. The discounted cash flow model requires projections of revenue, gross margin, operating expenses, working capital investment and fixed asset additions for the reporting unit over a multi-year period, and a discount rate based upon a weighted-average cost of capital.
The principal considerations for our determination that performing procedures relating to the annual goodwill impairment test for the drivetrain and braking systems reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projections of revenue and gross margin; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
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

/s/ PricewaterhouseCoopers LLP
Indianapolis, Indiana
February 10, 2026

We have served as the Company’s auditor since 2002.

CUMMINS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME

	Years ended December 31,
In millions, except per share amounts	2025	2024	2023
NET SALES (Notes 1 and 2)	$33,670	$34,102	$34,065
Cost of sales	25,154	25,663	25,816
GROSS MARGIN	8,516	8,439	8,249
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	3,125	3,275	3,333
Research, development and engineering expenses	1,396	1,463	1,500
Equity, royalty and interest income from investees (Note 3)	469	395	483
Other operating expense, net	439	346	2,138
OPERATING INCOME	4,025	3,750	1,761
Interest expense	329	370	375
Other income, net (Note 21)	267	1,523	240
INCOME BEFORE INCOME TAXES	3,963	4,903	1,626
Income tax expense (Note 4)	1,006	835	786
CONSOLIDATED NET INCOME	2,957	4,068	840
Less: Net income attributable to noncontrolling interests	114	122	105
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$2,843	$3,946	$735

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC. (Note 19)
Basic	$20.62	$28.55	$5.19
Diluted	$20.50	$28.37	$5.15

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
In millions	2025	2024	2023
CONSOLIDATED NET INCOME	$2,957	$4,068	$840
Other comprehensive income (loss), net of tax (Note 16)
Change in pension and other postretirement defined benefit plans	(69)	5	(421)
Foreign currency translation adjustments	244	(276)	92
Unrealized (loss) gain on derivatives	(21)	16	10
Total other comprehensive income (loss), net of tax	154	(255)	(319)
COMPREHENSIVE INCOME	3,111	3,813	521
Less: Comprehensive income attributable to noncontrolling interests	101	106	102
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUMMINS INC.	$3,010	$3,707	$419
The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
In millions, except par value	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$2,845	$1,671
Marketable securities (Note 5)	764	593
Total cash, cash equivalents and marketable securities	3,609	2,264
Accounts and notes receivable, net	5,818	5,181
Inventories (Note 6)	5,822	5,742
Prepaid expenses and other current assets	1,676	1,565
Total current assets	16,925	14,752
Long-term assets
Property, plant and equipment, net (Note 7)	6,958	6,356
Investments and advances related to equity method investees (Note 3)	2,133	1,889
Goodwill (Note 9)	2,224	2,370
Other intangible assets, net (Note 9)	2,167	2,351
Pension assets (Note 10)	1,033	1,189
Other assets (Note 11)	2,552	2,633
Total assets	$33,992	$31,540

LIABILITIES
Current liabilities
Accounts payable (principally trade)	$3,800	$3,951
Loans payable (Note 12)	313	356
Commercial paper (Note 12)	353	1,259
Current maturities of long-term debt (Note 12)	94	660
Accrued compensation, benefits and retirement costs	825	1,084
Current portion of accrued product warranty (Note 13)	693	679
Current portion of deferred revenue (Note 2)	1,606	1,347
Other accrued expenses (Note 11)	1,926	1,898
Total current liabilities	9,610	11,234
Long-term liabilities
Long-term debt (Note 12)	6,792	4,784
Deferred revenue (Note 2)	1,054	1,065
Other liabilities (Note 11)	3,128	3,149
Total liabilities	$20,584	$20,232

Commitments and contingencies (Note 14)

EQUITY
Cummins Inc. shareholders’ equity (Note 15)
Common stock, $2.50 par value, 500 shares authorized, 222.5 and 222.5 shares issued	$2,673	$2,636
Retained earnings	22,616	20,828
Treasury stock, at cost, 84.4 and 85.1 shares	(10,662)	(10,748)
Accumulated other comprehensive loss (Note 16)	(2,278)	(2,445)
Total Cummins Inc. shareholders’ equity	12,349	10,271
Noncontrolling interests (Note 17)	1,059	1,037
Total equity	$13,408	$11,308
Total liabilities and equity	$33,992	$31,540
The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
In millions	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$2,957	$4,068	$840
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Gain related to divestiture of Atmus (Note 21)	—	(1,333)	—
Depreciation and amortization	1,105	1,065	1,024
Deferred income taxes (Note 4)	86	(209)	(457)
Equity in income of investees, net of dividends	(55)	13	(81)
Pension and OPEB expense (Note 10)	79	38	8
Pension contributions and OPEB payments (Note 10)	(55)	(90)	(134)
Changes in current assets and liabilities, net of acquisitions and divestiture
Accounts and notes receivable	(612)	298	(330)
Inventories	(39)	(402)	—
Other current assets	(66)	(305)	(120)
Accounts payable	(148)	(183)	(66)
Accrued expenses	4	(1,573)	2,934
Other, net	365	100	348
Net cash provided by operating activities	3,621	1,487	3,966

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,235)	(1,208)	(1,213)
Investments in and net advances (to) from equity investees	(196)	(214)	14
Acquisition of businesses, net of cash acquired (Note 23)	(12)	(58)	(292)
Investments in marketable securities—acquisitions	(1,627)	(1,500)	(1,409)
Investments in marketable securities—liquidations (Note 5)	1,450	1,460	1,334
Cash associated with Atmus divestiture	—	(174)	—
Other, net	(111)	(88)	(77)
Net cash used in investing activities	(1,731)	(1,782)	(1,643)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	2,335	2,720	861
Net payments of commercial paper	(906)	(237)	(779)
Payments on borrowings and finance lease obligations	(975)	(1,568)	(1,136)
Dividend payments on common stock (Note 15)	(1,055)	(969)	(921)
Payments for purchase of redeemable noncontrolling interests	(110)	(50)	(175)
Other, net	(61)	(69)	(27)
Net cash used in financing activities	(772)	(173)	(2,177)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	56	(40)	(68)
Net increase (decrease) in cash and cash equivalents	1,174	(508)	78
Cash and cash equivalents at beginning of year	1,671	2,179	2,101
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,845	$1,671	$2,179

The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY

In millions	Redeemable Noncontrolling Interests	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2022	$258	$556	$1,687	$18,037	$(9,415)	$(1,890)	$8,975	$992	$9,967
Net income	(20)			735			735	125	860
Other comprehensive loss, net of tax (Note 16)						(316)	(316)	(3)	(319)
Issuance of common stock			3				3	—	3
Cash dividends on common stock (Note 15)				(921)			(921)	—	(921)
Distributions to noncontrolling interests							—	(57)	(57)
Share-based awards			(4)		52		48	—	48
Fair value adjustment of redeemable noncontrolling interests	33		(33)				(33)	—	(33)
Acquisition of redeemable noncontrolling interests	(271)						—	—	—
Sale of Atmus stock (Note 21)			285				285	(3)	282
Other shareholder transactions			70		4		74	—	74
BALANCE AT DECEMBER 31, 2023	$—	$556	$2,008	$17,851	$(9,359)	$(2,206)	$8,850	$1,054	$9,904
Net income				3,946			3,946	122	4,068
Other comprehensive loss, net of tax (Note 16)						(300)	(300)	(16)	(316)
Issuance of common stock			7				7	—	7
Divestiture of Atmus (Note 21)					(1,532)	61	(1,471)	(19)	(1,490)
Cash dividends on common stock (Note 15)				(969)			(969)	—	(969)
Distributions to noncontrolling interests							—	(71)	(71)
Share-based awards			(7)		140		133	—	133
Other shareholder transactions			72		3		75	(33)	42
BALANCE AT DECEMBER 31, 2024	$—	$556	$2,080	$20,828	$(10,748)	$(2,445)	$10,271	$1,037	$11,308
Net income				2,843			2,843	114	2,957
Other comprehensive income (loss), net of tax (Note 16)						167	167	(13)	154
Issuance of common stock			2				2	—	2
Cash dividends on common stock (Note 15)				(1,055)			(1,055)	—	(1,055)
Distributions to noncontrolling interests							—	(86)	(86)
Share-based awards			(12)		81		69	—	69
Other shareholder transactions			47		5		52	7	59
BALANCE AT DECEMBER 31, 2025	$—	$556	$2,117	$22,616	$(10,662)	$(2,278)	$12,349	$1,059	$13,408

The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
We were founded in 1919 as Cummins Engine Company, a corporation in Columbus, Indiana, and one of the first diesel engine manufacturers. In 2001, we changed our name to Cummins Inc. We are a global power leader committed to powering a more prosperous world. Since 1919, we have delivered innovative solutions that move people, goods and economies forward. Our five reportable segments - Engine, Components, Distribution, Power Systems and Accelera - offer a broad portfolio, including advanced diesel, electric and hybrid powertrains; integrated power generation systems; critical components such as aftertreatment, turbochargers, fuel systems, controls, transmissions, axles and brakes; and zero emissions technologies like battery and electric powertrain systems. With a global footprint, deep technical expertise and an extensive service network, we deliver dependable, cutting-edge solutions tailored to our customers' needs, supporting them through the energy transition with our Destination Zero strategy. We sell our products to original equipment manufacturers (OEMs), distributors, dealers and other customers worldwide. We serve our customers through a service network of approximately 640 wholly-owned, joint venture and independent distributor locations and more than 13,000 Cummins certified dealer locations in approximately 190 countries and territories.
Divestiture of Atmus
On March 18, 2024, we completed the divestiture of our remaining 80.5 percent ownership of Atmus Filtration Technologies Inc. (Atmus) common stock through a tax-free split-off. See NOTE 21, “ATMUS DIVESTITURE,” for additional information.
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
Reclassifications
Certain amounts for 2024 and 2023 were reclassified to conform to the current year presentation.

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
Our share of the results from our foreign equity investees are presented net of applicable foreign income taxes in our Consolidated Statements of Net Income. Our remaining U.S. equity investees are partnerships (non-taxable), thus there is no difference between gross or net of tax presentation as the investees are not taxed. See NOTE 3, “INVESTMENTS IN EQUITY INVESTEES,” for additional information.
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
Revenue From Contracts with Customers
Revenue Recognition
We sell to customers either through long-term arrangements or standalone purchase orders. Our long-term arrangements generally do not include committed volumes until underlying purchase orders are issued. Our performance obligations vary by contract, but may include advanced diesel, natural gas, electric and hybrid powertrains and powertrain-related components including aftertreatment, turbochargers, fuel systems, valvetrain technologies, controls systems, air handling systems, automated transmissions, axles, drivelines, brakes, suspension systems, electric power generation systems, electrified power systems with innovative components and subsystems including battery, electric power technologies and parts, construction related projects, maintenance services, commissioning and installation services and extended warranty coverage.
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

We grant credit limits and terms to customers based upon traditional practices and competitive conditions. Typical terms vary by market, but payments are generally due in 90 days or less from invoicing for most of our product and service sales, while payments on construction and certain power generation contracts may be due on an installment basis.
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

Deferred Revenue
The timing of our billing does not always match the timing of our revenue recognition. We record deferred revenue when we are entitled to bill a customer in advance of when we are permitted to recognize revenue. Deferred revenue may arise in construction and other power generation systems, where billings may occur in advance of performance or in accordance with specific milestones. Deferred revenue may also occur in long-term maintenance contracts, where billings are often based on usage of the underlying equipment, which generally follows a predictable pattern that often will result in the accumulation of collections in advance of our performance of the related maintenance services. Finally, deferred revenue exists in our extended coverage contracts, where the cash is collected prior to the commencement of the coverage period. Deferred revenue is included in our Consolidated Balance Sheets as a component of current liabilities for the amount expected to be recognized in revenue in a period of less than one year and long-term liabilities for the amount expected to be recognized as revenue in a period beyond one year. Deferred revenue is recognized as revenue when control of the underlying product, project or service passes to the customer under the related contract.
Unbilled Revenue
We recognize unbilled revenue when the revenue has been earned, but not yet billed. Unbilled revenue is included in our Consolidated Balance Sheets as a component of current assets for those expected to be collected in a period of less than one year and long-term assets for those expected to be collected in a period beyond one year. Unbilled revenue relates to our right to consideration for our completed performance under a contract. Unbilled revenue generally arises from contractual provisions that delay a portion of the billings on genset deliveries until commissioning occurs. Unbilled revenue may also occur when billings trail the provision of service in construction and long-term maintenance contracts. Our unbilled revenue is assessed for collection risks at the time the amounts are initially recorded. This estimate of expected losses reflects those losses expected to occur over the contractual life of the unbilled amount through the time of collection. Impairment losses on our unbilled revenues were immaterial during the years ended December 31, 2025, 2024 and 2023.
Contract Costs
We are required to record an asset for the incremental costs of obtaining a contract with a customer and other costs to fulfill a contract not otherwise required to be immediately expensed when we expect to recover those costs. The only material incremental cost we incur is commission expense, which is generally incurred in the same period as the underlying revenue. Costs to fulfill a contract are generally limited to customer-specific engineering expenses that do not meet the definition of research and development expenses. As a practical expedient, we have elected to recognize these costs of obtaining a contract as an expense when the related contract period is less than one year. When the period exceeds one year, this asset is amortized over the life of the contract. We did not have any material capitalized balances at December 31, 2025 or 2024.
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
Foreign currency transaction gains and losses are included in current net income. For foreign entities where the U.S. dollar is the functional currency, including those operating in highly inflationary economies when applicable, we remeasure non-monetary balances and the related income statement amounts using historical exchange rates. We include the resulting gains and losses in income, including the effect of derivatives in our Consolidated Statements of Net Income, which combined with transaction gains and losses amounted to a net gain of $5 million for the year ended December 31, 2025, and net losses of $41 million and $30 million for the years ended December 31, 2024 and 2023, respectively.

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
Due to our international business presence, we are exposed to foreign currency exchange risk. We transact in foreign currencies and have assets, liabilities and investments in subsidiaries denominated in foreign currencies. Consequently, our income experiences some volatility related to movements in foreign currency exchange rates. In order to benefit from global diversification and after considering naturally offsetting currency positions, we enter into foreign currency forward contracts to minimize our existing exposures (recognized assets and liabilities) and hedge forecasted transactions. Foreign currency forward contracts are designated and qualify as foreign currency cash flow hedges. The unrealized gain or loss on the forward contract is deferred and reported as a component of AOCL. When the hedged forecasted transaction (sale or purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income. At December 31, 2025, 2024 and 2023, realized and unrealized gains and losses related to these hedges were not material to our financial statements.
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
We are exposed to fluctuations in commodity prices due to contractual agreements with component suppliers. In order to protect ourselves against future price volatility and, consequently, fluctuations in gross margins, we periodically enter into commodity swap and forward contracts with designated banks and other counterparties to fix the cost of certain raw material purchases with the objective of minimizing changes in inventory cost due to market price fluctuations. These commodity swaps are designated and qualify as cash flow hedges. At December 31, 2025, 2024 and 2023 realized and unrealized gains and losses related to these hedges were not material to our financial statements. We also enter into physical forward contracts, which qualify for the normal purchases scope exception and are treated as purchase commitments. Additional information on the physical forwards is included in NOTE 14, “COMMITMENTS AND CONTINGENCIES.”
We are exposed to market risk from fluctuations in interest rates. We manage our exposure to interest rate fluctuations through the use of interest rate swaps. The objective is to more effectively balance our borrowing costs and interest rate risk for current and future exposure. The gain or loss on the swaps as well as the offsetting gain or loss on the hedged item are recognized in current income as interest expense. For more detail on our interest rate swaps, see NOTE 20, “DERIVATIVES.”
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
Income Tax Accounting
We determine our income tax expense using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Future tax benefits of net operating loss and credit carryforwards are also recognized as deferred tax assets. We evaluate the recoverability of our deferred tax assets each quarter by assessing the likelihood of future profitability and available tax planning strategies that could be implemented to realize our net deferred tax assets. A valuation allowance is recorded to reduce the tax assets to the net value management believes is more likely than not to be realized. In the event our operating performance deteriorates, future assessments could conclude that a larger valuation allowance will be needed to further reduce the deferred tax assets. In addition, we operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. We accrue for the estimated additional tax and interest that may result from tax authorities disputing uncertain tax positions. We believe we made adequate provisions for income taxes for all years that are subject to audit based upon the latest information available. A more complete description of our income taxes and the future benefits of our net operating loss and credit carryforwards is disclosed in NOTE 4, “INCOME TAXES.”
Cash and Cash Equivalents
Cash equivalents are defined as short-term, highly liquid investments with an original maturity of 90 days or less at the time of purchase. The carrying amounts reflected in our Consolidated Balance Sheets for cash and cash equivalents approximate fair value due to the short-term maturity of these investments.
Cash payments for income taxes and interest were as follows:

	Years ended December 31,
In millions	2025	2024	2023
Cash payments for income taxes, net of refunds	$1,074	$1,175	$1,181
Cash payments for interest, net of capitalized interest	308	334	374

Marketable Securities
Debt securities are classified as “held-to-maturity,” “available-for-sale” or “trading.” We determine the appropriate classification of debt securities at the time of purchase and re-evaluate such classifications at each balance sheet date. At December 31, 2025 and 2024, all of our debt securities were classified as available-for-sale. Debt and equity securities are carried at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income and other income, respectively. For debt securities, unrealized losses considered to be "other-than-temporary" are recognized currently in other income. The cost of securities sold is based on the specific identification method. The fair value of most investment securities is determined by currently available market prices. Where quoted market prices are not available, we use the market price of similar types of securities that are traded in the market to estimate fair value. See NOTE 5, “MARKETABLE SECURITIES,” for a detailed description of our investments in marketable securities.
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable represent amounts billed to customers and not yet collected or amounts that were earned, but may not be billed until the passage of time, and are recorded when the right to consideration becomes unconditional. Trade accounts receivable are recorded at the invoiced amount, which approximates net realizable value, and generally do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of expected credit losses in our existing accounts receivable. We determine the allowance based on our historical collection experience and by performing an analysis of our accounts receivable in light of the current economic environment. This estimate of expected losses reflects those losses expected to occur over the contractual life of the receivable. We review our allowance for doubtful accounts on a regular basis. In addition, when necessary, we provide an allowance for the full amount of specific accounts deemed to be uncollectible. Account balances are charged off against the allowance in the period in which we determine that it is probable the receivable will not be recovered. The allowance for doubtful accounts balances were $61 million and $66 million at December 31, 2025, and 2024, respectively, and bad debt write-offs were not material.

Inventories
Our inventories are stated at the lower of cost or net realizable value. For the years ended December 31, 2025 and 2024, approximately 12 percent and 12 percent, respectively, of our consolidated inventories (primarily heavy-duty and high-horsepower engines and parts) were valued using the last-in, first-out (LIFO) cost method. The cost of other inventories is generally valued using the first-in, first-out (FIFO) cost method. Our inventories at interim and year-end reporting dates include estimates for adjustments related to annual physical inventory results and for inventory cost changes under the LIFO cost method. Due to significant movements of partially-manufactured components and parts between manufacturing plants, we do not internally measure, nor do our accounting systems provide, a meaningful segregation between raw materials and work-in-process. See NOTE 6, “INVENTORIES,” for additional information.
Property, Plant and Equipment
We record property, plant and equipment at cost, inclusive of assets under finance leases. We depreciate the cost of the majority of our property, plant and equipment using the straight-line method with depreciable lives ranging from 20 to 40 years for buildings and 3 to 15 years for machinery, equipment and fixtures. Finance lease asset amortization is recorded in depreciation expense. We expense normal maintenance and repair costs as incurred. Depreciation expense totaled $768 million, $729 million and $691 million for the years ended December 31, 2025, 2024 and 2023, respectively. See NOTE 7, “PROPERTY, PLANT AND EQUIPMENT” and NOTE 8, “LEASES,” for additional information.
Impairment of Long-Lived Assets
We review our long-lived assets for possible impairment whenever events or circumstances indicate that the carrying value of an asset or asset group may not be recoverable. We assess the recoverability of the carrying value of the long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. An impairment of a long-lived asset or asset group exists when the expected future pre-tax cash flows (undiscounted and without interest charges) estimated to be generated by the asset or asset group is less than its carrying value. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss is measured based on the difference between the estimated fair value and carrying value of the asset or asset group. Assumptions and estimates used to estimate cash flows in the evaluation of impairment and the fair values used to determine the impairment are subject to a degree of judgment and complexity. Any changes to the assumptions and estimates resulting from changes in actual results or market conditions from those anticipated may affect the carrying value of long-lived assets and could result in a future impairment charge. We impaired $47 million and $61 million of property, plant and equipment in our Accelera segment in 2025 and 2024, respectively. See NOTE 22, “ACCELERA ACTIONS,” for additional information.
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
Lease expense for operating leases is recognized on a straight-line basis over the lease term. Lease expense for finance leases is generally front-loaded as the finance lease ROU asset is depreciated on a straight-line basis, but interest expense on the liability is recognized utilizing the interest method that results in more expense during the early years of the lease. We have lease agreements with lease and non-lease components, primarily related to real estate, vehicle and information technology (IT) assets. For vehicle and real estate leases, we account for the lease and non-lease components as a single lease component. For IT leases, we allocate the payment between the lease and non-lease components based on the relative value of each component. See NOTE 8, “LEASES,” for additional information.
Goodwill
We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform an annual quantitative goodwill impairment test. We have elected this option on certain reporting units. The quantitative impairment test is only required if an entity determines through this qualitative analysis that it is more likely than not that the fair value of the reporting unit is less than its carrying value or if we otherwise elect to perform the analysis. In addition, the carrying value of goodwill must be tested for impairment on an interim basis in certain circumstances where impairment may be indicated. We perform our annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value.
When we are required or opt to perform the quantitative impairment test, the fair value of each reporting unit is estimated using the income approach. Our income approach method uses a discounted cash flow model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate rate of return. Our reporting units are generally defined as one level below a reportable segment. However, our Distribution segment is considered a single reporting unit as it is managed geographically and all regions share similar economic characteristics and provide similar products and services.
The discounted cash flow model requires us to make projections of revenue, gross margin, operating expenses, working capital investment and fixed asset additions for the reporting units over a multi-year period. Additionally, management must estimate a weighted-average cost of capital, which reflects a market rate, for each reporting unit for use as a discount rate. The discounted cash flows are compared to the carrying value of the reporting unit and, if less than the carrying value, the difference is recorded as a goodwill impairment loss. In addition, we also perform sensitivity analyses to determine how much our forecasts can fluctuate before the fair value of a reporting unit would be lower than its carrying amount. Future changes in the judgments, assumptions and estimates that are used in our goodwill impairment testing, including discount rates or future operating results and related cash flow projections, could result in significantly different estimates of the fair values in the future. An increase in discount rates, a reduction in projected cash flows or a combination of the two could lead to a reduction in the estimated fair values, which may result in impairment charges that could materially affect our financial statements in any given year. We perform the annual goodwill impairment assessment as of October 31 each year.
During the third quarter of 2025, in our Accelera segment, we observed the rapidly deteriorating conditions in our electrolyzer markets and overall hydrogen markets, along with significant uncertainty in the alternative power markets resulting from reductions in government incentives. As a result, we determined that a triggering event occurred for our electrolyzer reporting unit, warranting an interim impairment test of goodwill resulting in a charge of $210 million. See NOTE 22, “ACCELERA ACTIONS,” for additional information.
We completed our annual goodwill impairment assessment on October 31, 2025, and noted no additional impairments.
At December 31, 2025, our recorded goodwill was $2.2 billion, of which approximately 34 percent resided in the drivetrain and braking systems reporting unit. Changes in our projections or estimates, a deterioration of our operating results and the related cash flow effect or a significant increase in the discount rate could decrease the estimated fair value of our reporting units and result in a future impairment of goodwill. See NOTE 9, “GOODWILL AND OTHER INTANGIBLE ASSETS,” for additional information.
Other Intangible Assets
We capitalize other intangible assets, such as trademarks, patents and customer relationships, that were acquired either individually or with a group of other assets. These intangible assets are amortized on a straight-line basis over their estimated useful lives generally ranging from 3 to 25 years. Intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. We impaired $27 million and $84 million of other intangible assets in our Accelera segment in 2025 and 2024, respectively. See NOTE 9, “GOODWILL AND OTHER INTANGIBLE ASSETS,” and NOTE 22, “ACCELERA ACTIONS,” for additional information.
Software
We capitalize software that is developed or obtained for internal use. Software costs are amortized on a straight-line basis over their estimated useful lives generally ranging from 2 to 12 years. Software assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. Upgrades and enhancements are capitalized if they result in significant modifications that enable the software to perform tasks it was previously incapable of performing. Software maintenance, training, data conversion and business process reengineering costs are expensed in the period in which they are incurred. See NOTE 9, “GOODWILL AND OTHER INTANGIBLE ASSETS,” for additional information.
Warranty
We estimate and record a liability for base warranty programs at the time our products are sold. Our estimates are based on historical experience and reflect management's best estimates of expected costs at the time products are sold and subsequent adjustment to those expected costs when actual costs differ. Factors considered in developing these estimates included component failure rates, repair costs and the point of failure within the product life cycle. As a result of the uncertainty surrounding the nature and frequency of product campaigns, the liability for such campaigns is recorded when we commit to a recall action or when a recall becomes probable and estimable, which generally occurs when it is announced. The liability for these campaigns is reflected in the provision for product campaigns. We review and assess the liability for these programs on a quarterly basis. We also assess our ability to recover certain costs from our suppliers and record a receivable when we believe a recovery is probable. In addition to costs incurred on warranty and product campaigns, from time to time we also incur costs related to customer satisfaction programs for items not covered by warranty. We accrue for these costs when agreement is reached with a specific customer. These costs are not included in the provision for warranties, but are included in cost of sales. In addition, we sell extended warranty coverage on most of our engines. See Extended Warranty policy discussion above and NOTE 13, “PRODUCT WARRANTY LIABILITY,” for additional information.
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
Environmental Credits
From time to time, we purchase certain forms of environmental credits from third parties to satisfy obligations with various regulatory agencies when we do not generate enough credits internally to satisfy those obligations. Purchased credits are initially recorded at cost and expensed when utilized to satisfy the related regulatory obligation. Amounts expected to be utilized in the next twelve months are reflected as current assets. As of December 31, 2025, we had $127 million of credits of which $105 million was recorded in other current assets and $22 million was recorded in other intangible assets, net in our Consolidated Balance Sheets.
Our engines are subject to extensive statutory and regulatory requirements governing emissions, including greenhouse gas (GHG) standards set by the EPA and fuel consumption standards set by the National Highway Traffic Safety Administration (NHTSA). To comply with these regulations, we utilize banking and trading of regulatory compliance credits. In June 2025, NHTSA published an interpretive rule questioning the current regulatory framework of allowing credits as a compliance vehicle. In July 2025, the EPA published a proposed rule that would repeal GHG emissions standards and thus remove the requirement for vehicle and engine manufacturers to measure, control and report these emissions from vehicles. If both regulatory agencies finalize their indicated proposals, we will no longer utilize emission compliance credits on future engines sales and the credits would have minimal, if any, value to us. While the rules will likely be subject to legal challenges, in the period the rule is finalized, we could be required to incur a non-cash expense up to the value of our existing credits.
Research, Development and Engineering
Our research, development and engineering (RD&E) programs are focused on product improvements, product extensions, innovations and cost reductions for our customers. RD&E expenditures include salaries, contractor fees, building costs, utilities, testing, technical IT expenses, administrative expenses and allocation of corporate costs and are expensed, net of contract reimbursements, when incurred. From time to time, we enter into agreements with customers and government agencies to fund a portion of the RD&E costs of a particular project. When not associated with a sales contract, we generally account for these reimbursements as an offset to the related RD&E expenditure. RD&E expenses, net of contract reimbursements, were $1.4 billion, $1.4 billion and $1.4 billion for the years ended December 31, 2025, 2024 and 2023, respectively. Contract reimbursements were $54 million, $72 million and $81 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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

The following is a summary of sales to and purchases from nonconsolidated equity investees:

	Years ended December 31,
In millions	2025	2024	2023
Sales to nonconsolidated equity investees	$1,679	$1,392	$1,548
Purchases from nonconsolidated equity investees	2,168	2,463	2,628

The following is a summary of accounts receivable from and accounts payable to nonconsolidated equity investees:

	December 31,
In millions	2025	2024	Balance Sheet Location
Accounts receivable from nonconsolidated equity investees	$523	$432	Accounts and notes receivable, net
Accounts payable to nonconsolidated equity investees	263	281	Accounts payable (principally trade)

Supply Chain Financing
We currently have supply chain financing programs with financial intermediaries, which provide certain vendors the option to be paid by financial intermediaries earlier than the due date on the applicable invoice. When a vendor utilizes the program and receives an early payment from a financial intermediary, they take a discount on the invoice. We then pay the financial intermediary the face amount of the invoice on the original due date, which generally have 60 to 90 day payment terms. The maximum amount that we could have outstanding under these programs was $574 million at December 31, 2025. We do not reimburse vendors for any costs they incur for participation in the program, their participation is completely voluntary and there are no assets pledged as security or other forms of guarantees provided for the committed payment to the finance provider or intermediary. As a result, all amounts owed to the financial intermediaries are presented as accounts payable in our Consolidated Balance Sheets. Amounts due to the financial intermediaries reflected in accounts payable at December 31, 2025, and 2024, were $153 million and $142 million, respectively.
The following table summarizes the changes in amounts due to financial intermediaries reflected in accounts payable:

	December 31,
In millions	2025	2024
Balance at the beginning of year	$142	$199
Additional invoices presented for payment	800	794
Payments to financial intermediaries	(793)	(850)
Foreign currency translation adjustments and other	4	(1)
Balance at end of period	$153	$142
Accounts Receivable Sales Program
In May 2024, we entered into an accounts receivable sales agreement with Wells Fargo Bank, N.A., to sell certain accounts receivable up to the Board of Directors (Board) approved limit of $500 million. We will classify proceeds received from the sales of accounts receivable as an operating cash flow in our Consolidated Statements of Cash Flows, and we will record the discount in other income, net in our Consolidated Statements of Net Income when the program is active. There was no activity under the program during the years ended December 31, 2025 and 2024.
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
We recognize grant awards related to research and development as an offset of the related research and development expenditure when the awards become payable upon us meeting a specific milestone or deliverable. We recognize grant awards for reimbursement of capital as a reduction in value of the related fixed asset. We recognize grants for reimbursement of training or other expenses as an offset to the related expense. For the years ended December 31, 2025, 2024 and 2023, government grants did not have a material impact on our financial statements as a whole, and we did not have any individually material grant awards.

RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Accounting Pronouncements Recently Adopted
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, “Income Taxes (Topic 740): Improvements in Income Tax Disclosures,” to enhance the transparency and decision usefulness of income tax disclosures. This amendment requires public companies to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Additionally, under the amendment, entities are required to disclose the amount of income taxes paid disaggregated by federal, state and foreign taxes, as well as disaggregated by material individual jurisdictions. Finally, the amendment requires entities to disclose income from continuing operations before income tax expense disaggregated between domestic and foreign and income tax expense from continuing operations disaggregated by federal, state and foreign. We adopted this standard prospectively in the fourth quarter of 2025. The new required disclosures are included in NOTE 4, “INCOME TAXES.”
Accounting Pronouncements Issued But Not Yet Effective
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
In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)”, to modernize the accounting guidance for costs to develop software for internal use. The new guidance amends the existing standard to remove references to various stages of a software development project to better align with current software development methods such as agile programming. The types of costs required to be capitalized has not significantly changed. In addition, the new standard requires the capitalization of costs when (1) management has authorized and committed to funding the project and (2) it is probable that the project will be completed and the software will be used to perform its intended function. The new standard is effective for us beginning January 1, 2028, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our Consolidated Financial Statements.
In December 2025, the FASB issued ASU 2025-10, “Accounting for Government Grants Received by Business Entities (Topic 832)”, which establishes accounting requirements for grants received by a business entity. A government grant is defined as a transfer of a monetary asset or a tangible non-monetary asset, other than in an exchange transaction. The scope does not include income taxes or guarantees. The amendments are effective for us beginning January 1, 2029. Early adoption is permitted. The ASU may be adopted prospectively or retrospectively. As the standard is largely consistent with our current policy on accounting for government grants (disclosed earlier in this note), we do not expect implementation of the new standard to have a material impact on our Consolidated Financial Statements.
NOTE 2. REVENUE FROM CONTRACTS WITH CUSTOMERS
Long-term Contracts
We have certain arrangements, primarily long-term maintenance agreements, construction contracts, product sales with associated performance obligations extending beyond a year, product sales with lead times extending beyond one year that are non-cancellable or for which the customer incurs a penalty for cancellation and extended warranty coverage arrangements that span a period in excess of one year. The aggregate amount of the transaction price for these contracts, excluding extended warranty coverage arrangements, at December 31, 2025, was $6.3 billion. We expect to recognize the related revenue of $3.6 billion over the next 12 months and $2.7 billion over periods up to 10 years. See NOTE 13, “PRODUCT WARRANTY LIABILITY,” for additional disclosures on extended warranty coverage arrangements. Our other contracts generally are for a duration of less than one year, include payment terms that correspond to the timing of costs incurred when providing goods and services to our customers or represent sales-based royalties.

Deferred and Unbilled Revenue
The following is a summary of our unbilled and deferred revenue and related activity:

	December 31,
In millions	2025	2024
Unbilled revenue	$439	$403
Deferred revenue	2,660	2,412

We recognized revenue of $1.1 billion and $850 million in 2025 and 2024, respectively, that was included in the deferred revenue balance at the beginning of each year.
Disaggregation of Revenue
Consolidated Revenue
The table below presents our consolidated net sales by country based on the location of the customer:

	Years ended December 31,
In millions	2025	2024	2023
United States	$18,974	$19,422	$19,302
China	3,298	2,948	3,115
India	1,721	1,779	1,678
Other international	9,677	9,953	9,970
Total net sales	$33,670	$34,102	$34,065
Segment Revenue
Engine segment external sales by market were as follows:

	Years ended December 31,
In millions	2025	2024	2023
Heavy-duty truck	$2,544	$3,320	$3,391
Medium-duty truck and bus	2,547	3,100	2,622
Light-duty automotive	1,930	1,585	1,748
Total on-highway	7,021	8,005	7,761
Off-highway	1,083	982	1,113
Total sales	$8,104	$8,987	$8,874
Components segment external sales by business were as follows:

	Years ended December 31,
In millions	2025	2024		2023
Drivetrain and braking systems	$3,983	$4,731		$4,822
Emission solutions	3,034	3,180		3,425
Components and software	1,203	1,106		1,225
Automated transmissions	423	588		714
Atmus	—	289	(1)	1,345
Total sales	$8,643	$9,894		$11,531

(1) Included sales through the March 18, 2024, divestiture. See NOTE 21, “ATMUS DIVESTITURE,” for additional information.

Distribution segment external sales by region were as follows:

	Years ended December 31,
In millions	2025	2024	2023
North America	$8,619	$7,617	$7,054
Europe	1,186	1,179	848
Asia Pacific	1,150	1,243	1,091
China	509	469	424
India	363	310	264
Latin America	293	266	224
Africa and Middle East	266	268	294
Total sales	$12,386	$11,352	$10,199
Distribution segment external sales by product line were as follows:

	Years ended December 31,
In millions	2025	2024	2023
Power generation	$4,928	$3,961	$2,496
Parts	4,073	3,966	4,052
Service	1,798	1,747	1,664
Engines	1,587	1,678	1,987
Total sales	$12,386	$11,352	$10,199
Power Systems segment external sales by product line were as follows:

	Years ended December 31,
In millions	2025	2024	2023
Power generation	$2,229	$1,896	$1,698
Industrial	1,238	1,130	970
Generator technologies	647	474	457
Total sales	$4,114	$3,500	$3,125
NOTE 3. INVESTMENTS IN EQUITY INVESTEES
Investments and advances related to equity method investees and our ownership percentages were as follows:

	Ownership	December 31,
Dollars in millions	percentage	2025	2024
Amplify Cell Technologies, LLC	30%	$359	$187
Komatsu alliances	20-50%	321	322
Beijing Foton Cummins Engine Co., Ltd.	50%	220	185
Dongfeng Cummins Engine Company, Ltd.	50%	148	128
Chongqing Cummins Engine Company, Ltd.	50%	140	120
Sistemas Automotrices de Mexico S.A. de C.V.	50%	134	150
Automotive Axles Limited	36%	120	123
Tata Cummins, Ltd.	50%	115	96
Cummins-Scania XPI Manufacturing, LLC	50%	91	88
Freios Master	49%	79	78
Other	Various	406	412
Investments and advances related to equity method investees		$2,133	$1,889

We have approximately $960 million in our investment account at December 31, 2025, that represents cumulative undistributed income in our equity investees. Dividends received from our unconsolidated equity investees were $299 million, $308 million and $257 million in 2025, 2024 and 2023, respectively.

Equity, royalty and interest income from investees, net of applicable taxes, was as follows:

	Years ended December 31,
In millions	2025	2024		2023
Manufacturing entities
Chongqing Cummins Engine Company, Ltd.	$89	$60		$36
Dongfeng Cummins Engine Company, Ltd.	70	66		65
Beijing Foton Cummins Engine Co., Ltd.	64	42		47
Tata Cummins, Ltd.	33	31		29
All other manufacturers	29	25	(1)	91
Distribution entities
Komatsu Cummins Chile, Ltda.	54	55		55
All other distributors	25	17		16
Cummins share of net income	364	296		339
Royalty and interest income	105	99		144
Equity, royalty and interest income from investees	$469	$395		$483

(1) Included a $17 million impairment of our joint ventures in the fourth quarter of 2024 related to Accelera strategic reorganization actions. See NOTE 22, “ACCELERA ACTIONS,” for additional information

Manufacturing Entities
Our manufacturing joint ventures were generally formed with customers and are primarily intended to allow us to increase our market penetration in geographic regions, reduce capital spending, streamline our supply chain management and develop technologies. Our largest manufacturing joint ventures are based in China and are included in the list below. Our engine manufacturing joint ventures are supplied by our Components segment in the same manner as it supplies our wholly-owned Engine segment and Power Systems segment manufacturing facilities. Our Components segment joint ventures and wholly-owned entities provide drivetrain and braking systems for commercial diesel and natural gas applications, aftertreatment systems, turbochargers, fuel systems, valvetrain technologies, automated transmissions and electronics that are used with our engines as well as some competitors' products. The results and investments in our joint ventures in which we have 50 percent or less ownership interest (except for Eaton Cummins Automated Transmission Technologies joint venture, which is consolidated due to our majority voting interest) are included in equity, royalty and interest income from investees and investments and advances related to equity method investees in our Consolidated Statements of Net Income and Consolidated Balance Sheets, respectively.
•Chongqing Cummins Engine Company, Ltd. - Chongqing Cummins Engine Company, Ltd. is a joint venture in China with Chongqing Machinery and Electric Co. Ltd. This joint venture manufactures several models of our heavy-duty and high-horsepower diesel engines primarily serving the industrial and power generation markets in China.
•Dongfeng Cummins Engine Company, Ltd. - Dongfeng Cummins Engine Company, Ltd. (DCEC) is a joint venture in China with Dongfeng Automotive Co. Ltd., a subsidiary of Dongfeng Motor Corporation and one of the largest medium-duty and heavy-duty truck manufacturers in China. DCEC produces 2.5 liter to 14.5 liter diesel engines with a power range from 80 to 770 horsepower, natural gas engines and automated transmissions. On-highway engines are used in multiple applications in light-duty and medium-duty trucks, special purpose vehicles, buses and heavy-duty trucks with a main market in China. Off-highway engines are used in a variety of construction, power generation, marine and agriculture markets in China.
•Beijing Foton Cummins Engine Co., Ltd. - Beijing Foton Cummins Engine Co., Ltd. is a joint venture in China with Beiqi Foton Motor Co., Ltd., a commercial vehicle manufacturer, which has two distinct lines of business - a light-duty business and a heavy-duty business. The light-duty business produces our families of ISF 2.5 liter to 4.5 liter high performance light-duty diesel engines in Beijing, which are used in light-duty and medium-duty commercial trucks, pick-up trucks, buses, multipurpose and sport utility vehicles with the main market in China. Certain types of small construction equipment and industrial applications are also served by these engine families. The heavy-duty business produces 7.0 liter to 14.5 liter high performance medium-duty and heavy-duty diesel and natural gas engines, which are used in commercial trucks, certain types of construction equipment and industrial applications.
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

Our Amplify Cell Technologies LLC (Amplify) joint venture meets the definition of a variable interest entity since the equity-at-risk is not currently sufficient to support the future operations of the joint venture. Accelera, Daimler Truck and US Holding LLC and PACCAR, Inc. each own 30 percent of the joint venture and have two board positions, while EVE Energy owns 10 percent and has one board position. All significant decisions require majority or super-majority approval of the board. As a result, we are not the primary beneficiary of the joint venture, and it is not consolidated. We account for the joint venture using the equity method. Our Amplify joint venture will manufacture battery cells for electric commercial vehicles and industrial applications. The joint venture was formed in May 2024, but is not expected to begin production until 2028. As of December 31, 2025, we contributed $412 million and our maximum remaining required contribution to the joint venture was $418 million, which could be reduced by future government incentives received by the joint venture.
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
Equity Investee Financial Summary
Summary financial information for our equity investees was as follows:

	Years ended and at December 31,
In millions	2025	2024	2023
Net sales	$11,588	$11,190	$9,998
Gross margin	1,847	1,760	1,597
Net income	968	860	677

Cummins share of net income	$364	$296	$339
Royalty and interest income	105	99	144
Total equity, royalty and interest from investees	$469	$395	$483

Current assets	$7,794	$6,626
Long-term assets	3,072	2,597
Current liabilities	(4,977)	(4,203)
Long-term liabilities	(555)	(549)
Net assets	$5,334	$4,471

Cummins share of net assets	$2,165	$1,866
NOTE 4. INCOME TAXES
The following table summarizes income before income taxes:

	Years ended December 31,
In millions	2025	2024	2023
U.S. income (loss)	$1,781	$2,857	$(541)
Foreign income	2,182	2,046	2,167
Income before income taxes	$3,963	$4,903	$1,626

Effective December 31, 2025, we adopted ASU 2023-09 on a prospective basis. See NOTE 1, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” for additional details on the adoption of this standard. The tables below provide the prospective disclosures required by ASU 2023-09.
Income tax expense (benefit) consisted of the following:

Year ended December 31,
In millions	2025
Current
U.S. federal	$130
U.S. state and local	18
Foreign	772
Total current income tax expense	920
Deferred
U.S. federal	86
U.S. state and local	8
Foreign	(8)
Total deferred income tax expense	86
Income tax expense	$1,006

On July 4, 2025, the One Big Beautiful Bill Act (The Act) was signed into law, enacting significant changes to U.S. federal income tax rules affecting corporations, such as the ability to immediately deduct domestic research and development costs, restoration of elective 100 percent bonus depreciation for qualified property and changes to the international tax provisions. Implementation of The Act resulted in an increase to tax expense of $39 million in 2025, primarily due to a reduction in the foreign income deduction and changes to the research and development tax credit.
During 2025, we responded to rapidly deteriorating conditions in our electrolyzer markets and overall hydrogen market in our Accelera segment by recording $458 million in charges related to inventory write-downs, asset impairments, severance and contract termination costs. These actions resulted in an increase in the effective tax rate of 2.6 percent in 2025. See NOTE 22, “ACCELERA ACTIONS,” for additional information.

Reconciliations of the statutory U.S. federal income tax expense and tax rate to the net expense and effective tax rate were as follows:

In millions	Year ended December 31, 2025
U.S. federal statutory tax expense/rate	$832	21.0%
Domestic federal
Effect of cross-border tax laws
Foreign derived intangible income	(42)	(1.1)
Other	15	0.4
Tax credits
Research tax credits	(69)	(1.7)
Other	(36)	(0.9)
Nontaxable or nondeductible items	1	—
Effect of changes in tax laws or rates enacted in the current period	14	0.3
Other	26	0.7
Domestic state and local taxes, net of federal income tax effect (1)	20	0.5
Foreign tax effects
Canada
Valuation allowance	63	1.6
Other	54	1.4
China
Withholding tax	55	1.4
Equity income or loss	(49)	(1.2)
Other	(7)	(0.2)
India	50	1.3
Netherlands
Nontaxable or nondeductible items	44	1.1
Other	(8)	(0.2)
United Kingdom
Tax incentives	(44)	(1.1)
Other	16	0.4
Other foreign jurisdictions	105	2.6
Worldwide changes in unrecognized tax benefits	(34)	(0.9)
Total tax expense/rate	$1,006	25.4%

(1) State and local taxes in California, Illinois, Pennsylvania, Georgia, Tennessee, Michigan, North Carolina, Wisconsin and Iowa comprise the majority of this category.
The year ended December 31, 2025 contained net favorable discrete tax items of $75 million, primarily due to $51 million of favorable adjustments for uncertain tax positions, $15 million of favorable adjustments for share-based compensation tax benefits, $7 million of favorable return to provision adjustments and $2 million of other favorable adjustments.

Income taxes paid, net of refunds received, consisted of the following:

Year ended December 31,
In millions	2025
U.S. federal	$328
U.S. state and local	32
Foreign
India	182
China	184
Other	348
Total income taxes paid	$1,074

The tables below provide the historical disclosures for the years ended December 31, 2024 and 2023. Income tax expense (benefit) under the previous standard was as follows:

	Years ended December 31,
In millions	2024	2023
Current
U.S. federal and state	$433	$611
Foreign	611	632
Total current income tax expense	1,044	1,243
Deferred
U.S. federal and state	$(241)	$(468)
Foreign	32	11
Total deferred income tax benefit	(209)	(457)
Income tax expense	$835	$786

A reconciliation of the statutory U.S. federal income tax rate to the effective tax rate was as follows:

	Years ended December 31,
	2024	2023
Statutory U.S. federal income tax rate	21.0%	21.0%
State income tax, net of federal effect	1.2	(0.4)
Differences in rates and taxability of foreign subsidiaries and joint ventures (1)	4.2	11.9
Research tax credits	(1.5)	(4.7)
Foreign derived intangible income	(1.3)	(4.2)
Settlement Agreements, federal impact (2)	—	22.4
Settlement Agreements, state impact (2)	—	2.1
Non-taxable Atmus gain (3)	(6.1)	—
Other, net	(0.5)	0.2
Effective tax rate	17.0%	48.3%

(1) Included the jurisdictional mix of pre-tax income and impact of actual and planned repatriation of earnings back to the U.S.
(2) See NOTE 14, "COMMITMENTS AND CONTINGENCIES," for additional information.
(3) See NOTE 21, "ATMUS DIVESTITURE," for additional information.

The year ended December 31, 2024, contained net favorable discrete tax items primarily due to the $1.3 billion non-taxable gain on the Atmus split-off. Other discrete tax items were net favorable by $59 million, primarily due to $52 million of favorable return to provision adjustments, $22 million of favorable share-based compensation tax benefits, $21 million of favorable adjustments related to audit settlements and $20 million of favorable adjustments from tax return amendments, partially offset by $50 million of unfavorable adjustments related to Accelera strategic reorganization actions and net $6 million of other unfavorable adjustments. See NOTE 21, “ATMUS DIVESTITURE,” and NOTE 22, “ACCELERA ACTIONS,” for additional information.
The year ended December 31, 2023, contained unfavorable net discrete tax items of $397 million, primarily due to $398 million in the fourth quarter related to the $2.0 billion charge from the Settlement Agreements, $22 million of unfavorable adjustments for uncertain tax positions and $3 million of net unfavorable other discrete tax items, partially offset by $21 million of favorable return to provision adjustments and $5 million of favorable share-based compensation tax benefits. See NOTE 14, “COMMITMENTS AND CONTINGENCIES,” for additional information.
At December 31, 2025, certain non-U.S. earnings are considered indefinitely reinvested in operations outside the U.S. for which deferred taxes were not provided. Determination of the related deferred tax liability, if any, is not practicable because of the complexities associated with the hypothetical calculation.
Carryforward tax benefits and the tax effect of temporary differences between financial and tax reporting that give rise to net deferred tax assets (liabilities) were as follows:

	December 31,
In millions	2025	2024
Deferred tax assets
U.S. and state carryforward benefits	$258	$254
Foreign carryforward benefits	784	653
Employee benefit plans	170	308
Warranty expenses	599	545
Lease liabilities	142	109
Capitalized research and development expenditures	676	805
Accrued expenses	230	207
Other	209	139
Gross deferred tax assets	3,068	3,020
Valuation allowance	(954)	(872)
Total deferred tax assets	2,114	2,148
Deferred tax liabilities
Property, plant and equipment	(439)	(371)
Unremitted income of foreign subsidiaries and joint ventures	(175)	(162)
Employee benefit plans	(242)	(289)
Lease assets	(135)	(109)
Intangible assets	(342)	(315)
Other	(106)	(172)
Total deferred tax liabilities	(1,439)	(1,418)
Net deferred tax assets	$675	$730

Our 2025 U.S. carryforward benefits include $258 million of state credit and net operating loss carryforward benefits that begin to expire in 2026. Our foreign carryforward benefits include $784 million of net operating loss carryforwards that begin to expire in 2026. A valuation allowance is recorded to reduce the gross deferred tax assets to an amount we believe is more likely than not to be realized. The valuation allowance at December 31, 2025 was $954 million and increased by a net $82 million. The valuation allowance at December 31, 2024 was $872 million and increased by a net $83 million. The valuation allowance at December 31, 2023 was $789 million and increased by a net $85 million. The valuation allowance is primarily attributable to the uncertainty regarding the realization of a portion of the U.S. state and foreign net operating loss and tax credit carryforward benefits.

Our Consolidated Balance Sheets contain the following tax related items:

	December 31,
In millions	2025	2024
Prepaid expenses and other current assets
Refundable income taxes	$264	$121
Other assets
Deferred income tax assets	1,063	1,119
Long-term refundable income taxes	20	47
Other accrued expenses
Income tax payable	156	244
Other liabilities
Long-term income taxes	8	5
Deferred income tax liabilities	388	389

A reconciliation of unrecognized tax benefits for the years ended December 31, 2025, 2024 and 2023 was as follows:

	December 31,
In millions	2025	2024	2023
Balance at beginning of year	$304	$330	$283
Additions to tax positions due to acquisitions	—	—	8
Additions to current year tax positions	18	21	21
Additions to prior years' tax positions	12	9	19
Reductions to prior years' tax positions	(62)	(18)	(1)
Reductions for tax positions due to settlements with taxing authorities	—	(38)	—
Balance at end of year	$272	$304	$330

Included in the December 31, 2025, 2024 and 2023, balances are $263 million, $289 million and $314 million, respectively, related to tax positions that, if recognized, would favorably impact the effective tax rate in future periods. We also accrued interest expense related to the unrecognized tax benefits of $27 million, $31 million and $33 million as of December 31, 2025, 2024 and 2023, respectively. We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.
As a result of our global operations, we file income tax returns in various jurisdictions including U.S. federal, state and foreign jurisdictions. We are routinely subject to examination by taxing authorities throughout the world, including Australia, Belgium, Brazil, Canada, China, France, India, Mexico, the U.K. and the U.S. With few exceptions, our U.S. federal, major state and foreign jurisdictions are no longer subject to income tax assessments for years before 2021.
Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Although we believe that adequate provision has been made, there is the possibility that the ultimate resolution of any issues could have an adverse effect on our earnings. Conversely, if any issues are resolved favorably in the future, the related provision would be reduced, thus having a positive impact on earnings.

NOTE 5. MARKETABLE SECURITIES
A summary of marketable securities, all of which are classified as current, was as follows:

	December 31,
	2025			2024
In millions	Cost	Gross unrealized gains/(losses) (1)	Estimated fair value	Cost	Gross unrealized gains/(losses) (1)	Estimated fair value
Equity securities
Level 1
Publicly-traded shares	$7	$(7)	$—	$7	$(6)	$1
Level 2
Debt mutual funds	416	10	426	262	1	263
Certificates of deposit	280	—	280	262	—	262
Equity mutual funds	13	11	24	19	7	26
Debt securities	34	—	34	41	—	41
Marketable securities	$750	$14	$764	$591	$2	$593

(1) Unrealized gains and losses for debt securities are recorded in other comprehensive income while unrealized gains and losses for equity securities are recorded in our Consolidated Statements of Net Income.

The fair value of Level 1 securities is derived from the market price at the end of the period. The fair value of Level 2 securities is estimated using actively quoted prices for similar instruments from brokers and observable inputs where available, including market transactions and third-party pricing services, or net asset values provided to investors. We do not currently have any Level 3 securities, and there were no transfers between Level 2 or 3 during 2025 or 2024. All debt securities are Level 2 and classified as available-for-sale.
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
The proceeds from sales and maturities of marketable securities were as follows:

	Years ended December 31,
In millions	2025	2024	2023
Proceeds from sales of marketable securities	$1,163	$1,227	$1,075
Proceeds from maturities of marketable securities	287	233	259
Investments in marketable securities - liquidations	$1,450	$1,460	$1,334

NOTE 6. INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Inventories included the following:

	December 31,
In millions	2025	2024
Finished products	$3,091	$2,875
Work-in-process and raw materials	2,987	3,086
Inventories at FIFO cost	6,078	5,961
Excess of FIFO over LIFO	(256)	(219)
Inventories	$5,822	$5,742

We wrote down $119 million and $107 million of inventory in our Accelera segment in 2025 and 2024, respectively, mostly in work-in-process and raw materials. See NOTE 22, “ACCELERA ACTIONS,” for additional information.
NOTE 7. PROPERTY, PLANT AND EQUIPMENT
Details of our property, plant and equipment balance were as follows:

	December 31,
In millions	2025	2024
Land and buildings	$3,206	$3,012
Machinery, equipment and fixtures	7,772	7,266
Construction in process	1,941	1,518
Property, plant and equipment, gross	12,919	11,796
Less: Accumulated depreciation	(5,961)	(5,440)
Property, plant and equipment, net	$6,958	$6,356

We impaired $47 million and $61 million of property, plant and equipment in our Accelera segment in 2025 and 2024, respectively. See NOTE 22, “ACCELERA ACTIONS,” for additional information.
NOTE 8. LEASES
Our lease portfolio consists primarily of real estate and equipment leases. Our real estate leases primarily consist of land, office, distribution, warehousing and manufacturing facilities. These leases typically range in term from 2 to 50 years and may contain renewal options for periods up to 10 years at our discretion. Our equipment lease portfolio consists primarily of vehicles (including service vehicles), fork trucks and IT equipment. These leases typically range in term from two to four years and may contain renewal options. Our leases generally do not contain variable lease payments other than (1) certain foreign real estate leases which have payments indexed to inflation and (2) certain real estate executory costs (such as taxes, insurance and maintenance), which are paid based on actual expenses incurred by the lessor during the year. Our leases generally do not include residual value guarantees other than our service vehicle fleet, which has a residual guarantee based on a percentage of the original cost declining over the lease term.
The components of our lease cost were as follows:

	Years ended December 31,
In millions	2025	2024	2023
Operating lease cost	$184	$187	$165
Finance lease cost
Amortization of right-of-use asset	29	26	20
Interest expense	8	7	4
Short-term lease cost	33	41	24
Variable lease cost	18	17	14
Total lease cost	$272	$278	$227

Supplemental balance sheet information related to leases:

	December 31,
In millions	2025	2024	Balance Sheet Location
Assets
Operating lease assets	$537	$532	Other assets
Finance lease assets (1)	126	121	Property, plant and equipment, net
Total lease assets	$663	$653

Liabilities
Current
Operating lease liabilities	$138	$130	Other accrued expenses
Finance lease liabilities	25	20	Current maturities of long-term debt
Long-term
Operating lease liabilities	424	409	Other liabilities
Finance lease liabilities	111	105	Long-term debt
Total lease liabilities	$698	$664

(1) Finance lease assets were recorded net of accumulated amortization of $100 million and $80 million at December 31, 2025 and 2024.
Supplemental cash flow and other information related to leases:

	Years ended December 31,
In millions	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$203	$176	$148
Operating cash flows from finance leases	8	7	4
Financing cash flows from finance leases	28	23	35

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$153	$268	$153
Finance leases	36	43	12

Additional information related to leases:

	December 31,
	2025	2024
Weighted-average remaining lease term (in years)
Operating leases	5.6	5.9
Finance leases	6.6	7.8

Weighted-average discount rate
Operating leases	4.8%	4.6%
Finance leases	6.1%	6.0%

Following is a summary of the future minimum lease payments related to finance and operating leases with terms of more than one year at December 31, 2025, together with the net present value of the minimum payments:

In millions	Finance Leases	Operating Leases
2026	$33	$163
2027	29	133
2028	25	105
2029	19	68
2030	16	48
After 2030	46	132
Total minimum lease payments	168	649
Interest	(32)	(87)
Present value of net minimum lease payments	$136	$562

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024:

In millions	Components	Accelera	Distribution	Power Systems	Engine	Total
Balance at December 31, 2023	$1,884	$496	$83	$11	$25	$2,499
Acquisitions	2	—	—	33	—	35
Foreign currency translation and other	(48)	(2)	—	—	—	(50)
Divestiture (1)	(114)	—	—	—	—	(114)
Balance at December 31, 2024	1,724	494	83	44	25	2,370
Acquisitions	—	—	—	—	9	9
Foreign currency translation and other	50	4	—	1	—	55
Impairment (2)	—	(210)	—	—	—	(210)
Balance at December 31, 2025	$1,774	$288	$83	$45	$34	$2,224

(1) See NOTE 21, “ATMUS DIVESTITURE,” for additional information.
(2) See NOTE 22, “ACCELERA ACTIONS,” for additional information.
Intangible assets that have finite useful lives are amortized over their estimated useful lives. The following table summarizes our other intangible assets:

	December 31,
In millions	2025	2024
Amortizable intangible assets
Software	$924	$793
Less: Accumulated amortization	(469)	(372)
Software, net	455	421

Trademarks, patents, customer relationships and other	2,718	2,685
Less: Accumulated amortization	(1,028)	(819)
Trademarks, patents, customer relationships and other, net	1,690	1,866

Unamortizable other intangible assets	22	64
Other intangible assets, net	$2,167	$2,351

Amortization expense for software and other intangibles totaled $323 million, $324 million and $324 million for the years ended December 31, 2025, 2024 and 2023, respectively. The projected amortization expense of our intangible assets, assuming no further acquisitions or dispositions, is as follows:

In millions	2026	2027	2028	2029	2030
Projected amortization expense	$312	$303	$280	$246	$204

We impaired $27 million and $84 million of other intangible assets in our Accelera segment in 2025 and 2024, respectively. See NOTE 22, “ACCELERA ACTIONS,” for additional information.
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

Obligations, Assets and Funded Status
Benefit obligation balances presented below reflect the projected benefit obligation (PBO) for our pension plans. The changes in the benefit obligations, the various plan assets, the funded status of the plans and the amounts recognized in our Consolidated Balance Sheets for our significant pension plans at December 31 were as follows:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans		U.K. Plans
In millions	2025	2024	2025	2024
Change in benefit obligation
Benefit obligation at the beginning of the year	$3,167	$3,381	$1,350	$1,525
Service cost	133	142	15	18
Interest cost	173	167	77	71
Actuarial loss (gain)	105	(163)	4	(133)
Benefits paid from fund	(247)	(328)	(98)	(108)
Benefits paid directly by employer	(31)	(32)	—	—
Foreign currency translation adjustments	—	—	100	(23)
Benefit obligation at end of year	$3,300	$3,167	$1,448	$1,350
Change in plan assets
Fair value of plan assets at beginning of year	$3,706	$3,826	$1,468	$1,720
Actual return on plan assets	330	178	19	(128)
Employer contributions	—	30	19	9
Benefits paid from fund	(247)	(328)	(98)	(108)
Foreign currency translation adjustments	—	—	110	(25)
Fair value of plan assets at end of year	$3,789	$3,706	$1,518	$1,468
Funded status (including unfunded plans) at end of year	$489	$539	$70	$118
Amounts recognized in consolidated balance sheets
Pension assets	$963	$1,071	$70	$118
Accrued compensation, benefits and retirement costs	(31)	(29)	—	—
Other liabilities	(443)	(503)	—	—
Net amount recognized	$489	$539	$70	$118
Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$464	$429	$739	$691
Prior service cost	4	6	6	7
Net amount recognized	$468	$435	$745	$698

In addition to the pension plans in the above table, we also maintain less significant defined benefit pension plans in 15 other countries outside of the U.S. and the U.K. that comprise approximately 6 percent and 7 percent of our pension plan assets and benefit obligations, respectively, at December 31, 2025. These plans are reflected in other liabilities on our Consolidated Balance Sheets. In 2025 and 2024, we made $23 million and $21 million of contributions to these plans, respectively.

The following table summarizes the total accumulated benefit obligation (ABO), the ABO and the fair value of plan assets for defined benefit pension plans with ABO in excess of plan assets and the PBO and fair value of plan assets for defined benefit pension plans with PBO in excess of plan assets:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans		U.K. Plans
In millions	2025	2024	2025	2024
Total ABO	$3,264	$3,132	$1,431	$1,334
Plans with ABO in excess of plan assets
ABO	444	1,007	—	—
Fair value of plan assets	6	510	—	—
Plans with PBO in excess of plan assets
PBO	480	1,042	—	—
Fair value of plan assets	6	510	—	—

Components of Net Periodic Pension Cost (Income)
The following table presents the net periodic pension cost (income) under our plans for the years ended December 31:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans			U.K. Plans
In millions	2025	2024	2023	2025	2024	2023
Service cost	$133	$142	$117	$15	$18	$17
Interest cost	173	167	168	77	71	70
Expected return on plan assets	(268)	(290)	(277)	(91)	(102)	(105)
Amortization of prior service cost	2	2	2	1	1	1
Recognized net actuarial loss	9	13	8	27	12	—
Net periodic pension cost (income)	$49	$34	$18	$29	$—	$(17)

Other changes in benefit obligations and plan assets recognized in other comprehensive loss (income) for the years ended December 31 were as follows:

In millions	2025	2024	2023
Amortization of prior service cost	$(3)	$(3)	$(3)
Recognized net actuarial loss	(36)	(25)	(8)
Incurred prior service cost	—	—	1
Incurred actuarial loss	119	46	432
Total recognized in other comprehensive loss	$80	$18	$422

Total recognized in net periodic pension cost and other comprehensive loss	$158	$52	$423

Assumptions
The table below presents various assumptions used in determining the PBO for each year and reflects weighted-average percentages for the various plans as follows:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans		U.K. Plans
	2025	2024	2025	2024
Discount rate	5.60%	5.69%	5.58%	5.62%
Cash balance crediting rate	4.54%	4.51%	—	—
Compensation increase rate	5.37%	5.32%	3.50%	3.75%

The table below presents various assumptions used in determining the net periodic pension cost and reflects weighted-average percentages for the various plans as follows:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans			U.K. Plans
	2025	2024	2023	2025	2024	2023
Discount rate	5.69%	5.15%	5.55%	5.62%	4.72%	4.99%
Expected return on plan assets	7.00%	7.25%	7.00%	5.00%	5.00%	5.00%
Compensation increase rate	5.32%	5.34%	5.35%	3.75%	3.75%	3.75%

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
U.S. Plan Assets
For the U.S. qualified pension plans, our assumption for the expected return is greatly influenced by our objective to match assets and liabilities and the increase in bond yields. Projected returns are based primarily on broad, publicly traded equity and fixed income indices and forward-looking estimates of active portfolio and investment management. We expect additional positive returns from this active investment management. Based on the historical returns and forward-looking return expectations, we elected an assumption of 7.50 percent in 2026.
To achieve these objectives, we established the following targets:

Asset Class	Plan Target
U.S. equities	10%
Non-U.S. equities	2%
Global equities	13%
Total equities	25%
Real assets	7%
Private equity/venture capital	5%
Opportunistic credit	3%
Fixed income	60%
Total	100%

The fixed income component of the plans is structured to represent a custom bond benchmark that will closely hedge the change in the value of our liabilities. This component is structured in such a way that its benchmark covers approximately 100 percent of the plans' exposure to changes in its discount rate (AA corporate bond yields). In order to achieve a hedge on more than the targeted 60 percent of plan assets invested in fixed income securities, our Benefits Policy Committee (BPC) permits the fixed income managers, other managers or the custodian/trustee to utilize derivative securities, as part of a liability driven investment strategy to further reduce the plans' risk of changes in interest rates. However, all managers hired to manage assets for the trust are prohibited from using leverage unless approved by the BPC.

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

Asset Class	Plan Target
Equities	10%
Private equity	7%
Fixed income/insurance annuity	81%
Cash	2%
Total	100%

As part of our strategy in the U.K. we have not prohibited the use of any financial instrument, including derivatives. As in the U.S. plans, derivatives may be used to better match liability duration and are not used in a speculative way. The fixed income component of our portfolio hedges approximately 90 percent of the plans' exposure to interest rates and 90 percent of the plans' exposure to inflation. Based on the above discussion, we elected an assumption of 5.60 percent in 2026.
Fair Value of U.S. Plan Assets
The fair values of U.S. pension plan assets by asset category were as follows:

	Fair Value Measurements at December 31, 2025
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Equities
U.S.	$68	$—	$—	$68
Non-U.S.	37	—	—	37
Fixed income
Government debt	—	57	—	57
Corporate debt
U.S.	—	406	—	406
Non-U.S.	—	23	—	23
Asset/mortgaged backed securities	—	3	—	3
Net cash equivalents (1)	258	—	—	258
Private markets and real assets (2)	—	—	462	462
Net plan assets subject to leveling	$363	$489	$462	$1,314
Pending trade/purchases/sales				(1)
Accruals (3)				7
Investments measured at net asset value				2,469
Net plan assets				$3,789

	Fair Value Measurements at December 31, 2024
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Equities
U.S.	$168	$—	$—	$168
Non-U.S.	31	—	—	31
Fixed income
Government debt	—	105	—	105
Corporate debt
U.S.	—	600	—	600
Non-U.S.	—	36	—	36
Asset/mortgaged backed securities	—	13	—	13
Net cash equivalents (1)	388	—	—	388
Private markets and real assets (2)	—	—	500	500
Net plan assets subject to leveling	$587	$754	$500	$1,841
Pending trade/purchases/sales				(2)
Accruals (3)				12
Investments measured at net asset value				1,855
Net plan assets				$3,706

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

Certain of our assets are valued based on their respective net asset value (NAV) (or its equivalent), as an alternative to estimated fair value due to the absence of readily available market prices. The fair value of each such investment category was as follows:
•U.S. and Non-U.S. Corporate Debt ($912 million and $912 million at December 31, 2025 and 2024, respectively) - These commingled funds have observable NAVs provided to investors and provide for liquidity either immediately or within a couple of days.
•U.S. and Non-U.S. Equities ($809 million and $260 million at December 31, 2025 and 2024, respectively) - These commingled funds have observable NAVs provided to investors and provide for liquidity either immediately or within a couple of days.
•Asset/Mortgage Backed Securities ($338 million and $327 million at December 31, 2025 and 2024, respectively) - This asset type represents investments in fixed- and floating-rate loans. These funds are valued using NAVs and allow quarterly or more frequent redemptions.
•Government Debt ($282 million and $235 million at December 31, 2025 and 2024, respectively) - These commingled funds have observable NAVs provided to investors and provide for liquidity either immediately or within a couple of days.
•Real Estate ($128 million and $121 million at December 31, 2025 and 2024, respectively) - This asset type represents different types of real estate including development property, industrial property, individual mortgages, office property, property investment companies and retail property. These funds are valued using NAVs and allow quarterly or more frequent redemptions.

The reconciliation of Level 3 assets was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
In millions	Private Markets	Real Assets	Total
Balance at December 31, 2023	$537	$67	$604
Actual return on plan assets
Unrealized losses on assets still held at the reporting date	(3)	(6)	(9)
Purchases, sales and settlements, net	(93)	(2)	(95)
Balance at December 31, 2024	441	59	500
Actual return on plan assets
Unrealized gains on assets still held at the reporting date	24	4	28
Purchases, sales and settlements, net	(63)	(3)	(66)
Balance at December 31, 2025	$402	$60	$462
Fair Value of U.K. Plan Assets
The fair values of U.K. pension plan assets by asset category were as follows:

	Fair Value Measurements at December 31, 2025
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed income
Government debt	$—	$960	$—	$960
Corporate debt
U.S.	—	43	—	43
Non-U.S.	—	82	—	82
Net cash equivalents (1)	26	63	—	89
Derivative instruments (2)	—	(2)	—	(2)
Repurchase agreements	—	(666)	—	(666)
Insurance annuity	—	—	698	698
Private markets and real assets (3)	—	—	99	99
Net plan assets subject to leveling	$26	$480	$797	$1,303
Accruals (4)				3
Investments measured at net asset value				212
Net plan assets				$1,518

	Fair Value Measurements at December 31, 2024
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Fixed income
Government debt	$—	$204	$—	$204
Corporate debt
U.S.	—	32	—	32
Non-U.S.	—	93	—	93
Net cash equivalents (1)	11	14	—	25
Insurance annuity	—	—	383	383
Private markets and real assets (3)	—	—	102	102
Net plan assets subject to leveling	$11	$343	$485	$839
Pending trade/purchases/sales				1
Accruals (4)				2
Investments measured at net asset value				626
Net plan assets				$1,468

(1) Cash equivalents include commercial paper, short-term government/agency, mortgage and credit instruments.
(2) Derivative instruments include central counterparty swaps.
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
Certain of our assets are valued based on their respective NAV (or its equivalent), as an alternative to estimated fair value due to the absence of readily available market prices. The fair value of each such investment category was as follows:
•U.S. and Non-U.S. Equities ($141 million and $0 million at December 31, 2025 and 2024, respectively) - These commingled funds have observable NAVs provided to investors and provide for liquidity either immediately or within a couple of days.
•U.S. and Non-U.S. Corporate Debt ($70 million and $96 million at December 31, 2025 and 2024, respectively) - These commingled funds have observable NAVs provided to investors and provide for liquidity either immediately or within a couple of days.
•Re-insurance ($1 million and $4 million at December 31, 2025 and 2024, respectively) - This commingled fund has a NAV that is determined on a monthly basis and the investment may be sold at that value.
•Government Debt ($0 million and $434 million at December 31, 2025 and 2024, respectively) - These commingled funds have observable NAVs provided to investors and provide for liquidity either immediately or within a couple of days.
•Asset/Mortgage Backed Securities ($0 million and $92 million at December 31, 2025 and 2024, respectively) - This asset type represents investments in fixed- and floating-rate loans. These funds are valued using NAVs and allow quarterly or more frequent redemptions.

The reconciliation of Level 3 assets was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
In millions	Insurance Annuity	Real Assets	Private Markets	Total
Balance at December 31, 2023	$436	$7	$96	$539
Actual return on plan assets
Unrealized (losses) gains on assets still held at the reporting date	(53)	—	1	(52)
Purchases, sales and settlements, net	—	(1)	(1)	(2)
Balance at December 31, 2024	383	6	96	485
Actual return on plan assets
Unrealized losses on assets still held at the reporting date	(5)	(1)	—	(6)
Purchases, sales and settlements, net	320	—	(2)	318
Balance at December 31, 2025	$698	$5	$94	$797

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
Estimated Future Contributions and Benefit Payments
We plan to contribute approximately $51 million to our defined benefit pension plans in 2026. The table below presents expected future benefit payments under our pension plans:

	Qualified and Non-Qualified Pension Plans
In millions	2026	2027	2028	2029	2030	2031 - 2035
Expected benefit payments	$373	$377	$375	$379	$380	$1,920

Other Pension Plans
We also sponsor defined contribution plans for certain hourly and salaried employees. Our contributions to these plans were $125 million, $126 million and $130 million for the years ended December 31, 2025, 2024 and 2023.
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

Obligations and Funded Status
Benefit obligation balances presented below reflect the accumulated postretirement benefit obligations for our OPEB plans. The changes in the benefit obligations, the funded status of the plans and the amounts recognized in our Consolidated Balance Sheets for our significant OPEB plans were as follows:

	December 31,
In millions	2025	2024
Change in benefit obligation
Benefit obligation at the beginning of the year	$120	$150
Interest cost	6	7
Plan participants' contributions	5	8
Actuarial gain	(13)	(18)
Benefits paid directly by employer	(10)	(27)
Benefit obligation at end of year	$108	$120

Funded status at end of year	$(108)	$(120)

Amounts recognized in consolidated balance sheets
Accrued compensation, benefits and retirement costs	$(14)	$(16)
Other liabilities	(94)	(104)
Net amount recognized	$(108)	$(120)

Amounts recognized in accumulated other comprehensive loss
Net actuarial gain	$(68)	$(60)
Prior service credit	(3)	(3)
Net amount recognized	$(71)	$(63)

In addition to the OPEB plans in the above table, we also maintain less significant OPEB plans in five other countries outside the U.S. that comprise approximately 20 percent and 17 percent of our OPEB obligations at December 31, 2025 and 2024, respectively. These plans are reflected in other liabilities in our Consolidated Balance Sheets.
Components of Net Periodic OPEB Cost
The following table presents the net periodic OPEB cost under our plans:

	Years ended December 31,
In millions	2025	2024	2023
Interest cost	$6	$7	$9
Recognized net actuarial gain	(5)	(3)	(2)
Net periodic OPEB cost	$1	$4	$7

Other changes in benefit obligations recognized in other comprehensive loss (income) for the years ended December 31 were as follows:

	Years ended December 31,
In millions	2025	2024	2023
Recognized net actuarial gain	$5	$3	$2
Incurred actuarial gain	(13)	(19)	(2)
Total recognized in other comprehensive (income) loss	$(8)	$(16)	$—

Total recognized in net periodic OPEB cost and other comprehensive (income) loss	$(7)	$(12)	$7

Assumptions
The table below presents assumptions used in determining the OPEB obligation for each year and reflects weighted-average percentages for our other OPEB plans as follows:

	2025	2024
Discount rate	5.22%	5.60%

The table below presents assumptions used in determining the net periodic OPEB cost and reflects weighted-average percentages for the various plans as follows:

	2025	2024	2023
Discount rate	5.60%	5.19%	5.59%

Our consolidated OPEB obligation is determined by application of the terms of health care and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates. For measurement purposes, a 6.5 percent annual rate of increase in the per capita cost of covered health care benefits was assumed in 2025. The rate is assumed to decrease on a linear basis to 5.0 percent through 2032 and remain at that level thereafter.
Estimated Benefit Payments
The table below presents expected benefit payments under our OPEB plans:

In millions	2026	2027	2028	2029	2030	2031 - 2035
Expected benefit payments	$14	$13	$13	$12	$11	$41

NOTE 11. SUPPLEMENTAL BALANCE SHEET DATA
Other assets included the following:

	December 31,
In millions	2025	2024
Deferred income taxes	$1,063	$1,119
Operating lease assets	537	532
Corporate-owned life insurance	454	423
Other	498	559
Other assets	$2,552	$2,633

Other accrued expenses included the following:

	December 31,
In millions	2025	2024
Marketing accruals	$346	$335
Other taxes payable	318	249
Income taxes payable	156	244
Current portion of operating lease liabilities	138	130
Other	968	940
Other accrued expenses	$1,926	$1,898

Other liabilities included the following:

	December 31,
In millions	2025	2024
Accrued product warranty	$887	$843
Pensions	443	503
Operating lease liabilities	424	409
Deferred income taxes	388	389
Accrued compensation	210	193
Other postretirement benefits	94	104
Long-term derivative liabilities	72	89
Other	610	619
Other liabilities	$3,128	$3,149
NOTE 12. DEBT
Loans Payable
Loans payable at December 31, 2025 and 2024 were $313 million and $356 million, respectively, and consisted primarily of loans payable to financial institutions. The weighted-average interest rate of loans payable at December 31 was as follows:

	2025	2024
Weighted-average interest rate	2.55%	2.85%

Commercial Paper
Our committed credit facilities provide access up to $4.0 billion of unsecured, short-term promissory notes (commercial paper) pursuant to the Board authorized commercial paper programs. These programs facilitate the private placement of unsecured short-term debt through third-party brokers. We intend to use the net proceeds from the commercial paper borrowings for general corporate purposes. We had $353 million and $1.3 billion in outstanding borrowings under our commercial paper programs at December 31, 2025 and 2024, respectively. The weighted-average interest rate for commercial paper at December 31 was as follows:

	2025	2024
Weighted-average interest rate	3.20%	4.49%

Revolving Credit Facilities
On June 2, 2025, we entered into an amended and restated 5-year credit agreement that allows us to borrow up to $2.0 billion of unsecured funds at any time prior to June 2, 2030. The credit agreement amended and restated the prior $2.0 billion 5-year credit agreement that would have matured on June 3, 2029. We also entered into a new 3-year credit agreement that allows us to borrow up to $2.0 billion of unsecured funds at any time prior to June 2, 2028. The credit agreement replaced the prior $2.0 billion 364-day credit facility that matured on June 2, 2025.
Our committed credit facilities provide access up to $4.0 billion from our $2.0 billion 3-year credit facility and our $2.0 billion 5-year facility. We intend to maintain credit facilities at the current or higher aggregate amounts by renewing or replacing these facilities at or before expiration. Amounts payable under our revolving credit facility rank pro rata with all of our unsecured, unsubordinated indebtedness. Up to $300 million under each committed credit facility is available for swingline loans. Based on our current long-term debt ratings, the applicable margin on Secured Overnight Financing Rate (SOFR) rate loans for the 3-year facility was 0.75 percent per annum and 0.75 percent for the 5-year facility. Advances under the facility may be prepaid without premium or penalty, subject to customary breakage costs. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. Our credit agreements include various covenants, including, among others, maintaining a net debt to total capital ratio of no more than 0.65 to 1.0. At December 31, 2025, we were in compliance with the financial debt covenants. There were no outstanding borrowings under these facilities at December 31, 2025 and December 31, 2024.
The total combined borrowing capacity under the revolving credit facilities and commercial programs should not exceed $4.0 billion. At December 31, 2025, our $353 million of commercial paper outstanding effectively reduced the $4.0 billion available capacity under our revolving credit facilities to $3.6 billion.

At December 31, 2025, we also had an additional $798 million available for borrowings under our uncommitted international and other domestic credit facilities.
Long-term Debt
A summary of long-term debt was as follows:

		December 31,
In millions	Interest Rate	2025	2024
Long-term debt
Hydrogenics promissory notes, due 2025	—%	$—	$110
Senior notes, due 2025 (1)	0.75%	—	500
Debentures, due 2027	6.75%	58	58
Debentures, due 2028	7.125%	250	250
Senior notes, due 2028	4.25%	300	—
Senior notes, due 2029	4.90%	500	500
Senior notes, due 2030 (1)	1.50%	850	850
Senior notes, due 2031	4.70%	700	—
Senior notes, due 2034	5.15%	750	750
Senior notes, due 2035	5.30%	1,000	—
Senior notes, due 2043	4.875%	500	500
Senior notes, due 2050	2.60%	650	650
Senior notes, due 2054	5.45%	1,000	1,000
Debentures, due 2098 (2)	5.65%	165	165
Other debt		175	160
Unamortized discount and deferred issuance costs		(91)	(89)
Fair value adjustments due to hedge on indebtedness		(57)	(85)
Finance leases		136	125
Total long-term debt		6,886	5,444
Less: Current maturities of long-term debt (3)		94	660
Long-term debt		$6,792	$4,784

(1) In 2021, we entered into a series of interest rate swaps to effectively convert debt from a fixed rate to floating rate. In March of 2025, we settled the remainder of the interest rate swaps on our debt due in 2025. See "Interest Rate Risk" in NOTE 20, "DERIVATIVES," for additional information. During the third quarter of 2025, we repaid the outstanding balance of the senior notes due in 2025.

(2) The effective interest rate is 7.48 percent.
(3) The weighted-average interest rates for the years ended December 31, 2025 and 2024, were 5.19 percent and 1.01 percent, respectively.

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
Principal payments required on long-term debt during the next five years are as follows:

In millions	2026	2027	2028	2029	2030
Principal payments	$94	$130	$608	$539	$863

The $250 million 7.125 percent debentures and $165 million 5.65 percent debentures are unsecured and are not subject to any sinking fund requirements. We can redeem these debentures at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the debenture holders are not penalized by the early redemption.
Our debt agreements contain several restrictive covenants. The most restrictive of these covenants applies to our revolving credit facility which will upon default, among other things, limit our ability to incur additional debt or issue preferred stock, enter into sale-leaseback transactions, sell or create liens on our assets, make investments and merge or consolidate with any other entity. At December 31, 2025, we were in compliance with all of the financial debt covenants under our borrowing agreements.
Shelf Registration
As a well-known seasoned issuer, we filed an automatic shelf registration for an undetermined amount of debt and equity securities with the SEC on February 13, 2025. Under this shelf registration we may offer, from time-to-time, debt securities, common stock, preferred and preference stock, depositary shares, warrants, stock purchase contracts and stock purchase units.
Interest Expense
For the years ended December 31, 2025, 2024 and 2023, total interest incurred was $360 million, $387 million and $383 million, respectively, and interest capitalized was $31 million, $17 million and $8 million, respectively.
Interest Rate Risk
In December 2025, we entered into a series of interest rate swaps to effectively convert $150 million of our senior notes, due in 2054, from a fixed rate of 5.45 percent to a floating rate equal to the daily United States Dollar Secured Overnight Financing Rate (USD SOFR) plus a spread through February 2041. See NOTE 20, “DERIVATIVES,” for additional information.
Fair Value of Debt
Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair values and carrying values of total debt, including current maturities, were as follows:

	December 31,
In millions	2025	2024
Fair values of total debt (1)	$7,337	$6,651
Carrying value of total debt	7,552	7,059

(1) The fair value of debt is derived from Level 2 input measures.
NOTE 13. PRODUCT WARRANTY LIABILITY
A tabular reconciliation of the product warranty liability, including the deferred revenue related to our extended warranty coverage and accrued product campaigns, was as follows:

	December 31,
In millions	2025	2024	2023
Balance at beginning of year	$2,623	$2,497	$2,477
Provision for base warranties issued	632	641	602
Deferred revenue on extended warranty contracts sold	390	343	350
Provision for product campaigns issued	44	65	28
Payments made during period	(730)	(704)	(705)
Amortization of deferred revenue on extended warranty contracts	(296)	(297)	(300)
Changes in estimates for pre-existing product warranties and campaigns	120	99	37
Foreign currency translation adjustments and other	(5)	(21)	8
Balance at end of period	$2,778	$2,623	$2,497

We recognized supplier recoveries of $24 million, $54 million and $36 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Warranty related deferred revenues and warranty liabilities on our Consolidated Balance Sheets were as follows:

	December 31,
In millions	2025	2024	Balance Sheet Location
Deferred revenue related to extended coverage programs
Current portion	$303	$286	Current portion of deferred revenue
Long-term portion	895	815	Deferred revenue
Total	$1,198	$1,101

Product warranty
Current portion	$693	$679	Current portion of accrued product warranty
Long-term portion	887	843	Other liabilities
Total	$1,580	$1,522

Total warranty accrual	$2,778	$2,623

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
Guarantees and Commitments
Periodically, we enter into guarantee arrangements, including guarantees of non-U.S. distributor financings, residual value guarantees on equipment under operating leases and other miscellaneous guarantees of joint ventures or third-party obligations. At December 31, 2025, the maximum potential loss related to these guarantees was $46 million.
We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. At December 31, 2025, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $481 million. These arrangements enable us to secure supplies of critical components and IT services. We do not currently anticipate paying any penalties under these contracts.
We enter into physical forward contracts with suppliers of platinum and palladium to purchase certain volumes of the commodities at contractually stated prices for various periods, which generally fall within two years. At December 31, 2025, the total commitments under these contracts were $65 million. These arrangements enable us to guarantee the purchase prices of these commodities, which otherwise are subject to market volatility.
We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance. These performance bonds and other performance-related guarantees were $221 million at December 31, 2025.
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
NOTE 15. CUMMINS INC. SHAREHOLDERS' EQUITY
Preferred and Preference Stock
We are authorized to issue one million shares of zero par value preferred and one million shares of preference stock with preferred shares being senior to preference shares. We can determine the number of shares of each series, and the rights, preferences and limitations of each series. At December 31, 2025 and 2024, there were no preferred or preference stock outstanding.

Common Stock
Changes in shares of common stock and treasury stock were as follows:

In millions	Common Stock	Treasury Stock
Balance at December 31, 2022	222.5	81.2
Shares issued	—	(0.5)
Balance at December 31, 2023	222.5	80.7
Shares issued	—	(1.2)
Atmus divestiture share exchange (1)	—	5.6
Balance at December 31, 2024	222.5	85.1
Shares issued	—	(0.7)
Balance at December 31, 2025	222.5	84.4

(1) On March 18, 2024, we completed the divestiture of our remaining 80.5 percent ownership of Atmus common stock through a tax-free split-off. The exchange resulted in a reduction of shares of our common stock outstanding by 5.6 million shares. See NOTE 21, “ATMUS DIVESTITURE,” for additional information.

Treasury Stock
Shares of common stock repurchased by us are recorded at cost as treasury stock and result in a reduction of shareholders' equity in our Consolidated Balance Sheets. Treasury shares may be reissued as part of our stock-based compensation programs. When shares are reissued, we use the weighted-average cost method for determining cost. The gains between the cost of the shares and the issuance price are added to additional paid-in-capital. The losses are deducted from additional paid-in capital to the extent of the gains. Thereafter, the losses are deducted from retained earnings. Treasury stock activity for the three-year period ended December 31, 2025, consisting of shares issued and repurchased is presented in our Consolidated Statements of Changes in Redeemable Noncontrolling Interests and Equity.
In December 2021, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the $2.0 billion repurchase plan authorized in 2019. The dollar value remaining available for future purchases under the 2019 program at December 31, 2025, was $218 million, leaving a total of $2.2 billion available under all plans.
On March 18, 2024, we completed the divestiture of our remaining 80.5 percent ownership of Atmus common stock through a tax-free split-off. The exchange resulted in a reduction of shares of our common stock outstanding by 5.6 million shares. See NOTE 21, “ATMUS DIVESTITURE,” for additional information.
We did not make any repurchases of common stock during 2025, 2024 or 2023.
Dividends
Total dividends paid to common shareholders in 2025, 2024 and 2023 were $1,055 million, $969 million and $921 million, respectively. Declaration and payment of dividends in the future depends upon our income and liquidity position, among other factors, and is subject to declaration by the Board, who meets quarterly to consider our dividend payment. We expect to fund dividend payments with cash from operations.
In July 2025, the Board authorized an increase to our quarterly dividend of 9.9 percent from $1.82 per share to $2.00 per share. In July 2024, the Board authorized an 8.3 percent increase to our quarterly cash dividend on our common stock from $1.68 per share to $1.82 per share. In July 2023, the Board approved a 7.0 percent increase to our quarterly dividend on our common stock from $1.57 per share to $1.68 per share. Cash dividends per share paid to common shareholders for the last three years were as follows:

	Quarterly Dividends
	2025	2024	2023
First quarter	$1.82	$1.68	$1.57
Second quarter	1.82	1.68	1.57
Third quarter	2.00	1.82	1.68
Fourth quarter	2.00	1.82	1.68
Total	$7.64	$7.00	$6.50

NOTE 16. ACCUMULATED OTHER COMPREHENSIVE LOSS
Following are the changes in accumulated other comprehensive (loss) income by component:

In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment		Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at December 31, 2022	$(427)	$(1,552)		$89	$(1,890)
Other comprehensive income (loss) before reclassifications
Before-tax amount	(541)	96		35	(410)	$(3)	$(413)
Tax benefit (expense)	113	(1)		(7)	105	—	105
After-tax amount	(428)	95		28	(305)	(3)	(308)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	7	—		(18)	(11)	—	(11)
Net current period other comprehensive (loss) income	(421)	95		10	(316)	$(3)	$(319)
Balance at December 31, 2023	$(848)	$(1,457)		$99	$(2,206)
Other comprehensive income (loss) before reclassifications
Before-tax amount	(14)	(313)		47	(280)	$(16)	$(296)
Tax expense	(2)	(8)		(12)	(22)	—	(22)
After-tax amount	(16)	(321)		35	(302)	(16)	(318)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	21	61	(2)	(19)	63	—	63
Net current period other comprehensive income (loss)	5	(260)		16	(239)	$(16)	$(255)
Balance at December 31, 2024	$(843)	$(1,717)		$115	$(2,445)
Other comprehensive (loss) income before reclassifications
Before-tax amount	(122)	222		3	103	$(13)	$90
Tax benefit (expense)	26	35		(1)	60	—	60
After-tax amount	(96)	257		2	163	(13)	150
Amounts reclassified from accumulated other comprehensive income (loss) (1)	27	—		(23)	4	—	4
Net current period other comprehensive (loss) income	(69)	257		(21)	167	$(13)	$154
Balance at December 31, 2025	$(912)	$(1,460)		$94	$(2,278)

(1) Amounts are net of tax. Reclassifications out of accumulated other comprehensive income (loss) and the related tax effects are immaterial for separate disclosure.
(2) See NOTE 21, “ATMUS DIVESTITURE,” for additional information.

NOTE 17. NONCONTROLLING INTERESTS
Noncontrolling interests in the equity of consolidated subsidiaries were as follows:

	December 31,
In millions	2025	2024
Eaton Cummins Automated Transmission Technologies	$479	$490
Cummins India Ltd.	455	431
Other	125	116
Noncontrolling interests	$1,059	$1,037

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
Employee compensation expense (net of estimated forfeitures) related to our share-based plans for the years ended December 31, 2025, 2024 and 2023, was approximately $93 million, $100 million and $79 million, respectively. The excess tax benefit associated with our employee share-based plans for the years ended December 31, 2025, 2024 and 2023, was $15 million, $23 million and $7 million, respectively. The total unrecognized compensation expense (net of estimated forfeitures) related to nonvested awards for our employee share-based plans was approximately $87 million at December 31, 2025, and is expected to be recognized over a weighted-average period of approximately two years. Cash received from share-based payment arrangements for the years ended December 31, 2025, 2024 and 2023, was $69 million, $133 million and $48 million, respectively.

The table below summarizes the employee share-based activity in the Plan:

	Options	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Balance at December 31, 2022	2,145,963	$145.57
Granted	17,500	225.39
Exercised	(345,250)	142.69
Forfeited	(3,793)	144.16
Balance at December 31, 2023	1,814,420	146.89
Granted	9,100	294.05
Exercised	(1,004,358)	142.18
Forfeited	(4,821)	149.48
Balance at December 31, 2024	814,341	154.33
Granted	17,500	329.81
Exercised	(435,214)	157.70
Forfeited	(900)	149.82
Balance at December 31, 2025	395,727	$158.39	3.3	$140

Exercisable, December 31, 2023	1,814,420	$146.89	4.2	$169
Exercisable, December 31, 2024	814,341	$154.33	4.0	$159
Exercisable, December 31, 2025	395,727	$158.39	3.3	$140

The weighted-average grant date fair value of options granted during the years ended December 31, 2025, 2024 and 2023, was $84.27, $77.19 and $57.01, respectively. The total intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023, was approximately $106 million, $160 million and $35 million, respectively.
The share-based activity and weighted-average grant date fair value of performance and restricted shares was as follows:

	Performance Shares		Restricted Shares
Nonvested	Shares	Weighted-average Fair Value	Shares	Weighted-average Fair Value
Balance at December 31, 2022	485,299	$193.17	236,413	$213.66
Granted	170,205	222.86	176,128	223.92
Vested	(99,425)	126.38	(74,270)	215.38
Forfeited	(68,566)	199.69	(27,931)	217.01
Balance at December 31, 2023	487,513	216.24	310,340	218.77
Granted	259,004	264.95	208,029	276.83
Vested	(233,136)	244.14	(75,759)	215.98
Forfeited	(40,909)	233.84	(37,493)	232.01
Balance at December 31, 2024	472,472	227.65	405,117	247.88
Granted	202,736	242.48	114,116	303.98
Vested	(248,197)	185.74	(78,084)	169.73
Forfeited	(19,454)	264.83	(20,213)	253.47
Balance at December 31, 2025	407,557	$258.77	420,936	$277.32

The total vesting date fair value of performance shares vested during the years ended December 31, 2025, 2024 and 2023, was $91 million, $63 million and $25 million, respectively. The total fair value of restricted shares vested was $33 million, $24 million and $17 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	2025	2024	2023
Expected life (years)	5	6	6
Risk-free interest rate	4.10%	4.20%	3.91%
Expected volatility	30.12%	29.15%	28.73%
Dividend yield	2.59%	2.79%	2.81%

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

	Years ended December 31,
In millions, except per share amounts	2025	2024	2023
Net income attributable to Cummins Inc.	$2,843	$3,946	$735

Weighted-average common shares outstanding
Basic	137.9	138.2	141.7
Dilutive effect of stock compensation awards	0.8	0.9	1.0
Diluted	138.7	139.1	142.7
Earnings per common share attributable to Cummins Inc.
Basic	$20.62	$28.55	$5.19
Diluted	20.50	28.37	5.15

The weighted-average diluted common shares outstanding exclude the anti-dilutive effect of certain stock options. The options excluded from diluted earnings per share were as follows:

	Years ended December 31,
	2025	2024	2023
Options excluded	3,825	1,467	10,587

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
Foreign Currency Exchange Rate Risk
We had foreign currency forward contracts with notional amounts of $5.2 billion at December 31, 2025, with the following currencies comprising 82 percent of outstanding foreign currency forward contracts: British pound, Chinese renminbi, Euro, Australian dollar and Canadian dollar. We had foreign currency forward contracts with notional amounts of $3.6 billion at December 31, 2024, with the following currencies comprising 86 percent of outstanding foreign currency forward contracts: British pound, Chinese renminbi, Australian dollar, Canadian dollar and Euro.
We are further exposed to foreign currency exchange risk as many of our subsidiaries are subject to fluctuations as the functional currencies of the underlying entities are not our U.S. dollar reporting currency. To help reduce volatility in the equity value of our subsidiaries, we enter into foreign exchange forwards designated as net investment hedges for certain of our investments. Under the current terms of our foreign exchange forwards, we agreed with third parties to sell British pounds, Chinese renminbi and Euros in exchange for U.S. dollar currency at a specified rate at the maturity of the contract. The notional amount of these hedges at December 31, 2025, was $989 million. In the second quarter of 2025, we began entering into cross-currency interest rate swaps designated as net investment hedges for certain of our investments to help reduce volatility in the equity value of our subsidiaries. Under the current terms of our cross-currency interest rate swaps, we generally pay fixed-rate interest in Euros or Chinese renminbi and receive fixed-rate interest in U.S. dollars. The notional amount of these hedges at December 31, 2025, was $500 million.
The following table summarizes the net investment hedge activity in AOCL:

	Years ended December 31,
In millions	2025		2024		2023
Type of Derivative	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Earnings	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Earnings	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Earnings
Foreign exchange forwards	$(73)	$—	$32	$—	(30)	—
Cross-currency interest rate swaps	(9)	—	—	—	—	—

Interest Rate Risk
In 2021, we entered into a series of interest rate swaps to effectively convert our $500 million senior notes, due in 2025, from a fixed rate of 0.75 percent to a floating rate equal to the three-month London Interbank Offered Rate (LIBOR) plus a spread (subsequently adjusted to SOFR under a fallback protocol in our derivative agreements). We also entered into a series of interest rate swaps to effectively convert $765 million of our $850 million senior notes, due in 2030, from a fixed rate of 1.50 percent to a floating rate equal to the three-month LIBOR plus a spread (also similarly adjusted to SOFR). In December 2025, we entered into a series of interest rate swaps to effectively convert $150 million of our senior notes, due in 2054, from a fixed rate of 5.45 percent to a floating rate equal to the daily USD SOFR plus a spread through February 2041. We designated the swaps as fair value hedges. The gain or loss on these derivative instruments, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, were recognized in current income as interest expense. The net swap settlements that accrue each period were also reported in our Consolidated Financial Statements as interest expense. In 2023 and 2024, we settled a portion of these swaps with the immaterial losses amortized over the remaining term of the related debt. In the first quarter of 2025, we settled the remainder of the interest rate swaps on our 2025 debt. The interest rate swaps on our 2030 debt and 2054 debt had notional amounts outstanding at December 31, 2025 of $680 million and $150 million, respectively.

The following table summarizes the gains and losses:

	Years ended December 31,
In millions	2025		2024		2023
Type of Swap	Gain (Loss) on Swaps	Gain (Loss) on Borrowings	Gain (Loss) on Swaps	Gain (Loss) on Borrowings	Gain (Loss) on Swaps	Gain (Loss) on Borrowings
Interest rate swaps (1)	$30	$(29)	$12	$(11)	$31	$(32)

(1) The difference between the gain (loss) on swaps and borrowings represented hedge ineffectiveness.
In the first quarter of 2025, we entered into a series of interest rate lock agreements including 5-year and 10-year locks, with notional amounts totaling $200 million and $400 million, respectively, to reduce variability of cash flows of interest payments on total fixed rate debt forecasted to be issued in 2025 to replace our senior notes at maturity and for other general purposes. In the second quarter of 2025, we entered into additional 10-year interest rate lock agreements with notional amounts totaling $100 million. The terms of the rate locks mirrored the time period of the expected fixed rate debt issuances and the expected timing of interest payments on planned debt issuances. The gains and losses on these derivative instruments were initially recorded in other comprehensive income and will be released to earnings in interest expense in future periods to reflect the difference in (1) the fixed rates economically locked in at the inception of the hedge and (2) the actual fixed rates established in the debt instrument at issuance. In the second quarter of 2025, with the issuance of senior unsecured notes, we settled all interest rate lock agreements with a notional amount of $700 million. The immaterial net losses from settlement will be amortized over the remaining term of the related debt. Amortization of net losses were immaterial for the year ended December 31, 2025.
Derivatives Not Designated as Hedging Instruments
The following table summarizes the effect on our Consolidated Statements of Net Income for derivative instruments not designated as hedging instruments:

	Years ended December 31,
In millions	2025	2024	2023
(Loss) gain recognized in income - Cost of sales (1)	$(4)	$3	$(3)
Gain (loss) recognized in income - Other expense, net (1)	85	(65)	(21)

(1) Includes foreign currency forward contracts.
Fair Value Amount and Location of Derivative Instruments
The following table summarizes the location and fair value of derivative instruments on our Consolidated Balance Sheets:

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
	December 31,		December 31,
In millions	2025	2024	2025	2024
Notional amount	$3,241	$3,512	$4,316	$2,713

Derivative assets
Prepaid expenses and other current assets	$16	$60	$39	$6
Other assets	—	6	—	—
Total derivative assets (1)	$16	$66	$39	$6

Derivative liabilities
Other accrued expenses	$29	$10	$3	$67
Other liabilities	72	89	—	—
Total derivative liabilities (1)	$101	$99	$3	$67

(1) Estimates of the fair value of all derivative assets and liabilities above are derived from Level 2 inputs, which are estimated using actively quoted prices for similar instruments from brokers and observable inputs where available, including market transactions and third-party pricing services, or net asset values provided to investors. We do not currently have any Level 3 input measures and there were no transfers into or out of Level 2 or 3 during 2025 or 2024.

We elected to present our derivative contracts on a gross basis in our Consolidated Balance Sheets. Had we chosen to present on a net basis, we would have derivatives in a net asset position of $20 million and $37 million and derivatives in a net liability position of $69 million and $131 million at December 31, 2025, and 2024, respectively.
NOTE 21. ATMUS DIVESTITURE
Initial Public Offering (IPO)
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
We evaluated the full divestiture of Atmus and determined the transaction did not qualify for discontinued operation presentation. We recognized a gain related to the divestiture of approximately $1.3 billion (based on the difference between the fair value of the Cummins shares obtained less the carrying value of our Atmus investment), which was recorded in other income, net in our Consolidated Statements of Net Income for the year ended December 31, 2024. Approximately $114 million of goodwill was included in the carrying value of the Atmus investment for purposes of calculating the gain. The operating results of Atmus were reported in our Consolidated Financial Statements through March 18, 2024, the date of divestiture.
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
NOTE 22. ACCELERA ACTIONS
2025 Actions
During the third quarter of 2025, in our Accelera segment, we observed rapidly deteriorating conditions in our electrolyzer markets and overall hydrogen markets, along with significant uncertainty in the alternative power markets resulting from reductions in government incentives. As a result, we determined that a triggering event occurred for our electrolyzer reporting unit, warranting an interim impairment test of goodwill and the related asset group. We also re-evaluated the recoverability of certain inventory in this business due to the declining customer demand, resulting in a $30 million excess and obsolete inventory write-down. We concluded that the undiscounted cash flows exceeded the carrying value of the related asset group and thus an impairment did not exist for the related long-lived assets. However, we determined that on a fair value basis our goodwill was fully impaired and recorded a charge of $210 million. The fair value of this reporting unit was determined using primarily a discounted cash flow model (a form of the income approach). This model incorporated a number of assumptions and judgements surrounding current market and economic conditions, internal forecasts of future business performance including short and long-term growth rates, earnings or losses before interest expense, income taxes, depreciation and amortization and noncontrolling interests (EBITDA) margins and discount rates.
The continuing deterioration in the electrolyzer markets in the fourth quarter of 2025, prompted a strategic review of this business. As a result of these market conditions and the current business outlook, we intend to stop new commercial activity in the electrolyzer space, subject to information and consultation in accordance with local legal requirements. We will continue to fulfill existing customer commitments. As a result of this shift, we recorded several non-cash charges in the fourth quarter related to inventory write-downs along with intangible and fixed asset impairments. We also recorded severance of approximately $13 million and contract termination costs of $34 million. Total charges for the fourth quarter actions were $218 million.
The following table presents the full impact of these 2025 actions on our Consolidated Statements of Net Income:

	Year ended
In millions	December 31, 2025	Statement of Net Income Location
Impairment of goodwill	$210	Other operating expense, net
Inventory write-downs	119	Cost of sales
Impairment of property, plant and equipment and leases	55	Other operating expense, net
Contract termination costs	34	Cost of sales
Impairment of other intangible assets	27	Other operating expense, net
Severance	13	Cost of sales, selling, general and administrative expenses and research, development and engineering expenses
Total	$458
The majority of the $458 million is reflected in net cash provided by operating activities, as a change in inventory of $119 million and other, net of $292 million. Of the $458 million, $415 million were non-cash charges and the majority of the remaining $43 million cash charge will be paid during 2026. Of the total charges, approximately $445 million occurred in jurisdictions where we receive no tax benefits because of valuation allowances or the charges are attributable to nondeductible goodwill.
2024 Actions
In the fourth quarter of 2024, our Accelera segment underwent a strategic review to better streamline operations as well as pace and re-focus investments on the most promising paths as the adoption of certain zero emission solutions slows. This review resulted in strategic reorganization actions including decisions to consolidate certain manufacturing efforts, focus internal development efforts towards areas of differentiation while continuing to leverage partners and reduce our investments in certain technologies, joint ventures and markets. In addition, declining customer demand in certain key product lines caused us to re-evaluate the recoverability of certain inventory items. As a result of these actions, we recorded several non-cash charges in the fourth quarter related to inventory write-downs, intangible and fixed asset impairments and joint venture impairments. We also recorded severance of approximately $7 million. The following table presents the impact of asset write-downs and impairments on our Consolidated Statements of Net Income:

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

The majority of the $305 million non-cash charge is reflected in net cash provided by operating activities, as a change in inventory of $107 million and other, net of $171 million. Of the total charges, approximately $243 million occurred in jurisdictions where we receive no tax benefits because of valuation allowances, resulting in a $50 million unfavorable discrete tax item. In addition, these actions were considered a triggering event under GAAP which required us to perform an interim impairment test of our fuel cell and electrolyzer reporting unit. The results of this testing indicated that goodwill of this reporting unit was not impaired at that time.

NOTE 23. ACQUISITIONS
Acquisitions for the years ended December 31, 2025, 2024 and 2023, were as follows:

Entity Acquired (Dollars in millions)	Date of Acquisition	Additional Percent Interest Acquired	Payments to Former Owners	Acquisition Related Debt Retirements	Total Purchase Consideration		Type of Acquisition(1)	Goodwill Acquired	Intangibles Recognized(2)
2024
Engendren Corporation	02/16/24	100%	$65	$—	$65		COMB	$33	$8
2023
Cummins France SA	10/31/23	100%	$25	$5	$30		COMB	$4	$—
Faurecia	10/02/23	100%	208	—	208	(3)	COMB	92	—
Hydrogenics Corporation	06/29/23	19%	287	48	335	(4)	EQUITY	—	—
Teksid Hierro de Mexico, S.A. de C.V.	04/03/23	100%	143	—	143	(5)	COMB	18	—

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
(4) Hydrogenics entered into three non-interest-bearing promissory notes with $175 million paid on July 31, 2023, $50 million paid on December 31, 2024 and the remaining $110 million paid in 2025.
(5) Total purchase consideration included $32 million for the settlement of accounts payable that was treated as an operating cash outflow.
NOTE 24. REPORTABLE SEGMENTS
Reportable segments under GAAP are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (CODM), or decision-making group, in deciding how to allocate resources and in assessing performance. Our CODM is the Chief Executive Officer.
Our reportable segments consist of Engine, Components, Distribution, Power Systems and Accelera. This reporting structure is organized according to the products and markets each segment serves. The Engine segment produces engines (15 liters and smaller) and associated parts for sale to customers in on-highway and various off-highway markets. Our engines are used in trucks of all sizes, buses and recreational vehicles, as well as in various industrial applications, including construction, agriculture, power generation systems and other off-highway applications. The Components segment sells axles, drivelines, brakes and suspension systems for commercial diesel and natural gas applications, aftertreatment systems, turbochargers, fuel systems, valvetrain technologies, automated transmissions and electronics. The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets and service parts, as well as performing service and repair activities on our products, maintaining relationships with various OEMs throughout the world and providing selected sales and aftermarket support for our Accelera business. The Power Systems segment is an integrated power provider, which designs, manufactures and sells standby and prime power generators, engines (16 liters and larger) for standby and prime power generator sets and industrial applications (including mining, oil and gas, marine, rail and defense), alternators and other power components. The Accelera segment designs, manufactures, sells and supports electrified power systems with innovative components and subsystems, including battery and electric powertrain technologies. The Accelera segment is currently in the early stages of commercializing these technologies with efforts primarily focused on the development of electrified power systems and related components and subsystems. We continue to serve all our markets as they adopt electrification, meeting the needs of our OEM partners and end customers.
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
The accounting policies of our reportable segments are the same as those applied in our Consolidated Financial Statements. We prepared the financial results of our reportable segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. We allocate certain common costs and expenses, primarily corporate functions, among segments differently than we would for stand-alone financial information prepared in accordance with GAAP. These include certain costs and expenses of shared services, such as IT, human resources, legal, finance and supply chain management. We do not allocate gains or losses of corporate-owned life insurance and the gain and certain costs related to the divestiture of Atmus. EBITDA may not be consistent with measures used by other companies.

Summarized financial information regarding our reportable segments at December 31, is shown in the table below:

In millions	Engine	Components		Distribution	Power Systems	Accelera		Total Segments
2025
External sales	$8,104	$8,643		$12,386	$4,114	$423		$33,670
Intersegment sales	2,771	1,506		19	3,349	37		7,682
Total sales	10,875	10,149		12,405	7,463	460		41,352
Cost of goods sold (excluding warranty expenses)	8,260	8,138		9,842	5,081	701	(1)	32,022
Warranty expenses	408	120		23	126	95		772
Selling expenses	231	163		613	170	29	(1)	1,206
Administrative expenses	570	505		365	410	69	(1)	1,919
Research, development and engineering expenses	624	280		53	253	186	(1)	1,396
Equity, royalty and interest income (loss) from investees	254	31		105	109	(30)		469
Other income (expense) (2)	70	(72)		65	22	(298)	(1)	(213)
Add back: Depreciation and amortization (3)	276	496		129	140	52		1,093
Segment EBITDA	$1,382	$1,398		$1,808	$1,694	$(896)	(1)	$5,386

Interest income (4)	$37	$29		$23	$16	$1		$106
Net assets	2,520	6,820		3,602	2,695	944		16,581
Investments and advances to equity investees	697	494		409	168	359		2,127
Capital expenditures	518	336		127	222	32		1,235

2024
External sales	$8,987	$9,894		$11,352	$3,500	$369		$34,102
Intersegment sales	2,725	1,785		32	2,908	45		7,495
Total sales	11,712	11,679		11,384	6,408	414		41,597
Cost of goods sold (excluding warranty expenses)	8,707	9,346		9,185	4,506	643	(5)	32,387
Warranty expenses	420	173		23	101	34		751
Selling expenses	214	184		628	174	33	(5)	1,233
Administrative expenses	582	555		382	421	70	(5)	2,010
Research, development and engineering expenses	616	328		55	236	226	(5)	1,461
Equity, royalty and interest income (loss) from investees	212	64		90	79	(50)	(5)	395
Other income (expense) (2)	23	(59)		54	—	(183)	(5)	(165)
Add back: Depreciation and amortization (3)	245	493		123	131	61		1,053
Segment EBITDA	$1,653	$1,591	(6)	$1,378	$1,180	$(764)	(5)	$5,038

Interest income (4)	$17	$25		$37	$7	$1		$87
Net assets	2,076	6,433		3,151	2,350	1,234		15,244
Investments and advances to equity investees	653	504		394	145	187		1,883
Capital expenditures	556	339		111	143	59		1,208

(Table continues on next page)

In millions	Engine	Components		Distribution	Power Systems	Accelera	Total Segments
2023
External sales	$8,874	$11,531		$10,199	$3,125	$336	$34,065
Intersegment sales	2,810	1,878		50	2,548	18	7,304
Total sales	11,684	13,409		10,249	5,673	354	41,369
Cost of goods sold (excluding warranty expenses)	8,825	10,717		8,239	4,173	524	32,478
Warranty expenses	377	138		16	71	29	631
Selling expenses	199	227		642	168	33	1,269
Administrative expenses	587	634		354	399	57	2,031
Research, development and engineering expenses	614	387		57	237	203	1,498
Equity, royalty and interest income (loss) from investees	251	97		97	53	(15)	483
Other income (expense) (2)	72	(54)		56	36	1	111
Add back: Depreciation and amortization (3)	225	491		115	122	63	1,016
Segment EBITDA	$1,630	$1,840	(7)	$1,209	$836	$(443)	$5,072

Interest income (4)	$19	$31		$34	$9	$2	$95
Net assets	930	6,965		2,348	1,938	1,159	13,340
Investments and advances to equity investees	660	582		396	132	25	1,795
Capital expenditures	538	373		103	115	84	1,213

(1) Included $157 million of charges in cost of goods sold, $2 million of charges in selling, general and administrative expenses, $7 million of charges in research, development and engineering expenses, $292 million of charges in other operating expenses and $458 million of charges in EBITDA, all related to Accelera actions in 2025. See NOTE 22, “ACCELERA ACTIONS,” for additional information.

(2) Other income (expense) includes other operating expense, net and other income, net from our Consolidated Statements of Net Income.
(3) Depreciation and amortization are not considered significant segment expenses but are presented here to reconcile to EBITDA, the measure used by our CODM. Depreciation and amortization, as shown on a segment basis, excludes the amortization of debt discount and deferred costs included in our Consolidated Statements of Net Income as interest expense. The amortization of debt discount and deferred costs were $12 million, $12 million and $8 million for the years ended 2025, 2024 and 2023, respectively. A portion of depreciation expense is included in research, development and engineering expense.

(4) Interest income is a component of other income (expense).
(5) Included $112 million of charges in cost of sales, $10 million of charges in selling, general and administrative expenses, $2 million of charges in research, development and engineering expenses, $17 million of charges in equity, royalty and interest income (loss) from investees, $171 million of charges in other operating expenses and $312 million of charges in EBITDA, all related to Accelera strategic reorganization actions in the fourth quarter of 2024. See NOTE 22, “ACCELERA ACTIONS,” for additional information.

(6) Included $21 million of costs associated with the divestiture of Atmus for the year ended December 31, 2024.
(7) Included $78 million of costs associated with the divestiture of Atmus for the year ended December 31, 2023.

A reconciliation of our segment information to the corresponding amounts in our Consolidated Statements of Net Income is shown in the table below:

	Years ended December 31,
In millions	2025	2024	2023
TOTAL SEGMENT EBITDA	$5,386	$5,038	$5,072
Intersegment eliminations and other (1)	(1)	1,288	(2,055)
Less:
Interest expense	329	370	375
Depreciation and amortization	1,093	1,053	1,016
INCOME BEFORE INCOME TAXES	$3,963	$4,903	$1,626

(1) Intersegment eliminations and other included a $1.3 billion gain related to the divestiture of Atmus and $14 million of costs associated with the divestiture of Atmus for the year ended December 31, 2024. The year ended December 31, 2023, included $2.0 billion related to the Settlement Agreements charge, $22 million of costs associated with the divestiture of Atmus and $21 million of voluntary retirement and voluntary separation charges. See NOTE 14, “COMMITMENTS AND CONTINGENCIES,” and NOTE 21, “ATMUS DIVESTITURE,” for additional information.

A reconciliation of our segment net assets to the corresponding amounts in the Consolidated Balance Sheets is shown in the table below:

	December 31,
In millions	2025	2024
Net assets for reportable segments	$16,581	$15,244
Cash, cash equivalents and marketable securities	3,609	2,264
Net liabilities deducted in arriving at net segment assets (1)	12,597	12,556
Pension and OPEB adjustments excluded from net segment assets	136	352
Deferred tax assets not allocated to segments	1,063	1,119
Deferred debt costs not allocated to segments	6	5
Total assets	$33,992	$31,540

(1) Liabilities deducted in arriving at net segment assets include certain accounts payable, accrued expenses, long-term liabilities and other items.
See NOTE 2, “REVENUE FROM CONTRACTS WITH CUSTOMERS,” for segment net sales by country.
Long-lived assets include property, plant and equipment, net of depreciation, investments and advances to equity investees and other assets, excluding deferred tax assets, refundable taxes and deferred debt expenses. Long-lived segment assets by country were as follows:

	December 31,
In millions	2025	2024
United States	$6,317	$5,751
China	1,010	968
India	598	566
United Kingdom	580	494
Other countries	2,054	1,932
Total long-lived assets	$10,559	$9,711

Our largest customer is PACCAR, Inc. Worldwide sales to this customer were approximately $4.4 billion, $5.4 billion and $5.5 billion for the years ended December 31, 2025, 2024 and 2023, representing 13 percent, 16 percent and 16 percent, respectively, of our consolidated net sales. No other customer accounted for more than 10 percent of consolidated net sales.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
The information required by Item 9A relating to Management's Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm is incorporated herein by reference to the information set forth under the captions “Management's Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively, under Item 8.
ITEM 9B.    Other Information
(b) During the fourth quarter of 2025, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).
ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to the relevant information under the captions “Corporate Governance” and “Election of Directors” in our 2026 Proxy Statement, which will be filed within 120 days after the end of 2025. Information regarding our executive officers may be found in Part I of this annual report under the caption “Information About Our Executive Officers.” Except as otherwise specifically incorporated by reference, our Proxy Statement is not deemed to be filed as part of this annual report.
ITEM 11.    Executive Compensation
The information required by Item 11 is incorporated by reference to the relevant information under the caption “Executive Compensation” in our 2026 Proxy Statement, which will be filed within 120 days after the end of 2025.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning our equity compensation plans at December 31, 2025, was as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,224,220	$158.39	2,632,435

(1) The number is comprised of 395,727 stock options, 407,557 performance shares and 420,936 restricted shares. See Note 18, “STOCK INCENTIVE AND STOCK OPTION PLANS,” to our Consolidated Financial Statements for a description of how options and shares are awarded.

(2) The weighted-average exercise price relates only to the 395,727 stock options. Performance and restricted shares do not have an exercise price and, therefore, are not included in this calculation.
We have no equity compensation plans not approved by security holders.
The remaining information required by Item 12 is incorporated by reference to the relevant information under the caption “Stock Ownership of Directors, Management and Others” in our 2026 Proxy Statement, which will be filed within 120 days after the end of 2025.
ITEM 13.    Certain Relationships, Related Transactions and Director Independence
The information required by Item 13 is incorporated by reference to the relevant information under the captions “Corporate Governance” and “Other Information-Related-Party Transactions” in our 2026 Proxy Statement, which will be filed within 120 days after the end of 2025.
ITEM 14.    Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to the relevant information under the caption “Ratification of Independent Public Accountants” in our 2026 Proxy Statement, which will be filed within 120 days after the end of 2025.

PART IV
ITEM 15.    Exhibits and Financial Statement Schedules
(a)1. Financial Statements
The following Consolidated Financial Statements and schedules filed as part of this report can be found in Item 8 “Financial         Statements and Supplementary Data”:
•Management's Report to Shareholders
•Report of Independent Registered Public Accounting Firm
•Consolidated Statements of Net Income for the years ended December 31, 2025, 2024 and 2023
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023
•Consolidated Balance Sheets at December 31, 2025 and 2024
•Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
•Consolidated Statements of Changes in Redeemable Noncontrolling Interests and Equity for the years ended December 31, 2025, 2024 and 2023
•Notes to the Consolidated Financial Statements
(a) 2. Financial Statement Schedules
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

4	(e)	Description of Capital Stock (incorporated by reference to Exhibit 4(d) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-04949)).
4	(f)
Sixth Supplemental Indenture, dated as of February 20, 2024, between Cummins Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Cummins Inc. with the Securities and Exchange Commission on February 20, 2024 (File No. 001-04949)).

4	(g)
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

4	(j)
Tenth Supplemental Indenture, dated as of May 9, 2025, between Cummins Inc. and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Cummins Inc. with the Securities and Exchange Commission on May 9, 2025 (File No. 001-04949)).

4	(k)
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
Deferred Compensation Plan for Non-Employee Directors, as amended and restated January 1, 2026 (incorporated by reference to Exhibit 10.1 to Cummins Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (File No. 001-04949)).

10	(e)#	Excess Benefit Retirement Plan, as amended (incorporated by reference to Exhibit 10(g) to Cummins Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 28, 2014 (File No. 001-04949)).
10	(f)#
Employee Stock Purchase Plan, as amended and restated August 1, 2025 (incorporated by reference to Exhibit 10.4 to Cummins Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (File No. 001-04949)).

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

10	(p)#	Key Employee Stock Investment Plan (filed herewith).
10	(q)
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

10	(r)
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

19		Insider Trading Policy (incorporated by reference to Exhibit 19 to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-04949)).
21		Subsidiaries of the Registrant (filed herewith).
23		Consent of PricewaterhouseCoopers LLP (filed herewith).
24		Powers of Attorney (filed herewith).
31	(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31	(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32		Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
97		Compensation Recovery Policy (incorporated by reference to Exhibit 97 to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-04949)).
101	.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101	.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101	.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101	.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101	.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101	.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________________________
# A management contract or compensatory plan or arrangement.
* Filed with this annual report on Form 10-K are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Net Income for the years ended December 31, 2025, 2024 and 2023, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023, (iii) the Consolidated Balance Sheets for the years ended December 31, 2025 and 2024, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023, (v) the Consolidated Statements of Changes in Redeemable Noncontrolling Interests and Equity for the years ended December 31, 2025, 2024 and 2023, (vi) Notes to the Consolidated Financial Statements, (vii) the information included in Part I, Item 1C and (viii) the information included in Part II, Item 9B(b).
ITEM 16.    Form 10-K Summary (optional)
Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUMMINS INC.
By:	/s/ MARK A. SMITH	By:	/s/ LUTHER E. PETERS
	Mark A. Smith Vice President and Chief Financial Officer (Principal Financial Officer)		Luther E. Peters Vice President—Corporate Controller (Principal Accounting Officer)

Date:	February 10, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ JENNIFER RUMSEY	Chair and Chief Executive Officer (Principal Executive Officer)	February 10, 2026
Jennifer Rumsey
/s/ MARK A. SMITH	Vice President and Chief Financial Officer (Principal Financial Officer)	February 10, 2026
Mark A. Smith
/s/ LUTHER E. PETERS	Vice President—Corporate Controller (Principal Accounting Officer)	February 10, 2026
Luther E. Peters
*		February 10, 2026
Gary L. Belske	Director
*		February 10, 2026
Robert J. Bernhard	Director
*		February 10, 2026
Bruno V. Di Leo Allen	Director
*		February 10, 2026
Daniel W. Fisher	Director
*		February 10, 2026
Carla A. Harris	Director
*		February 10, 2026
Thomas J. Lynch	Director
*		February 10, 2026
William I. Miller	Director
*		February 10, 2026
Kimberly A. Nelson	Director
*		February 10, 2026
Karen H. Quintos	Director
*		February 10, 2026
John H. Stone	Director
*		February 10, 2026
Matthew Tsien	Director

*By:	/s/ MARK A. SMITH
Mark A. Smith Attorney-in-fact