Form 10-Q
period 2026-03-31
CUMMINS INC
filed 2026-05-05
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

As of March 31, 2026, there were 137,989,067 shares of common stock outstanding with a par value of $2.50 per share.

CUMMINS INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION
ITEM 1.  Condensed Consolidated Financial Statements
CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(Unaudited)

	Three months ended
	March 31,
In millions, except per share amounts	2026	2025
NET SALES (Notes 1 and 2)	$8,398	$8,174
Cost of sales	6,155	6,019
GROSS MARGIN	2,243	2,155
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	845	771
Research, development and engineering expenses	358	344
Equity, royalty and interest income from investees (Note 4)	148	131
Other operating expense, net (Note 14)	239	37
OPERATING INCOME	949	1,134
Interest expense	76	77
Other income, net	61	60
INCOME BEFORE INCOME TAXES	934	1,117
Income tax expense (Note 5)	254	267
CONSOLIDATED NET INCOME	680	850
Less: Net income attributable to noncontrolling interests	26	26
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$654	$824

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
Basic	$4.73	$5.99
Diluted	$4.71	$5.96

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	138.3	137.6
Dilutive effect of stock compensation awards	0.5	0.7
Diluted	138.8	138.3

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended
	March 31,
In millions	2026	2025
CONSOLIDATED NET INCOME	$680	$850
Other comprehensive (loss) income, net of tax (Note 12)
Change in pension and other postretirement defined benefit plans	(15)	(27)
Foreign currency translation adjustments	(109)	117
Unrealized loss on derivatives	(3)	(9)
Total other comprehensive (loss) income, net of tax	(127)	81
COMPREHENSIVE INCOME	553	931
Less: Comprehensive (loss) income attributable to noncontrolling interests	(2)	28
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUMMINS INC.	$555	$903

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except par value	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$2,614	$2,845
Marketable securities (Note 6)	568	764
Total cash, cash equivalents and marketable securities	3,182	3,609
Accounts and notes receivable, net	6,528	5,818
Inventories (Note 7)	6,126	5,822
Prepaid expenses and other current assets	1,543	1,676
Total current assets	17,379	16,925
Long-term assets
Property, plant and equipment	13,003	12,919
Accumulated depreciation	(6,079)	(5,961)
Property, plant and equipment, net	6,924	6,958
Investments and advances related to equity method investees	2,221	2,133
Goodwill	2,219	2,224
Other intangible assets, net	2,193	2,167
Pension assets	1,001	1,033
Other assets (Note 8)	2,508	2,552
Total assets	$34,445	$33,992

LIABILITIES
Current liabilities
Accounts payable (principally trade)	$4,433	$3,800
Loans payable (Note 9)	451	313
Commercial paper (Note 9)	349	353
Current maturities of long-term debt (Note 9)	157	94
Accrued compensation, benefits and retirement costs	597	825
Current portion of accrued product warranty (Note 10)	638	693
Current portion of deferred revenue (Note 2)	1,591	1,606
Other accrued expenses (Note 8)	1,951	1,926
Total current liabilities	10,167	9,610
Long-term liabilities
Long-term debt (Note 9)	6,729	6,792
Deferred revenue (Note 2)	1,053	1,054
Other liabilities (Note 8)	3,124	3,128
Total liabilities	$21,073	$20,584

Commitments and contingencies (Note 11)

EQUITY
Cummins Inc. shareholders’ equity
Common stock, $2.50 par value, 500 shares authorized, 222.5 and 222.5 shares issued	$2,602	$2,673
Retained earnings	22,994	22,616
Treasury stock, at cost, 84.5 and 84.4 shares	(10,868)	(10,662)
Accumulated other comprehensive loss (Note 12)	(2,377)	(2,278)
Total Cummins Inc. shareholders’ equity	12,351	12,349
Noncontrolling interests	1,021	1,059
Total equity	$13,372	$13,408
Total liabilities and equity	$34,445	$33,992
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
In millions	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$680	$850
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities
Depreciation and amortization	282	269
Deferred income taxes	(12)	(25)
Equity in income of investees, net of dividends	(86)	(70)
Pension and OPEB expense (Note 3)	19	19
Pension contributions and OPEB payments (Note 3)	(13)	(13)
Changes in current assets and liabilities, net of acquisitions and divestiture
Accounts and notes receivable	(678)	(457)
Inventories	(333)	(331)
Other current assets	(50)	(36)
Accounts payable	629	330
Accrued expenses	(167)	(487)
Other, net	38	(52)
Net cash provided by (used in) operating activities	309	(3)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(189)	(162)
Investments in marketable securities—acquisitions	(232)	(457)
Investments in marketable securities—liquidations (Note 6)	407	432
Other, net	4	(59)
Net cash used in investing activities	(10)	(246)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	213	52
Net (payments) borrowings of commercial paper	(4)	481
Payments on borrowings and finance lease obligations	(108)	(144)
Dividend payments on common stock	(276)	(251)
Repurchases of common stock	(243)	—
Other, net	(99)	(46)
Net cash (used in) provided by financing activities	(517)	92
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(13)	18
Net decrease in cash and cash equivalents	(231)	(139)
Cash and cash equivalents at beginning of year	2,845	1,671
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,614	$1,532

 The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Three months ended
In millions, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2025	$556	$2,117	$22,616	$(10,662)	$(2,278)	$12,349	$1,059	$13,408
Net income			654			654	26	680
Other comprehensive loss, net of tax (Note 12)					(99)	(99)	(28)	(127)
Repurchases of common stock				(243)		(243)	—	(243)
Cash dividends on common stock, $2.00 per share			(276)			(276)	—	(276)
Distributions to noncontrolling interests						—	(36)	(36)
Share-based awards		(28)		36		8	—	8
Other shareholder transactions		(43)		1		(42)	—	(42)
BALANCE AT MARCH 31, 2026	$556	$2,046	$22,994	$(10,868)	$(2,377)	$12,351	$1,021	$13,372

BALANCE AT DECEMBER 31, 2024	$556	$2,080	$20,828	$(10,748)	$(2,445)	$10,271	$1,037	$11,308
Net income			824			824	26	850
Other comprehensive income, net of tax (Note 12)					79	79	2	81
Cash dividends on common stock, $1.82 per share			(251)			(251)	—	(251)
Distributions to noncontrolling interests						—	(31)	(31)
Share-based awards		(19)		35		16	—	16
Other shareholder transactions		(17)		2		(15)	13	(2)
BALANCE AT MARCH 31, 2025	$556	$2,044	$21,401	$(10,711)	$(2,366)	$10,924	$1,047	$11,971

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
These interim condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. Our interim period financial results for the three month periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all required annual disclosures.
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

	Three months ended
	March 31,
	2026	2025
Options excluded	1,542	2,650

Related Party Transactions
In accordance with the provisions of various joint venture agreements, we may purchase products and components from our joint ventures, sell products and components to our joint ventures and our joint ventures may sell products and components to unrelated parties.
The following is a summary of sales to and purchases from nonconsolidated equity investees:

	Three months ended
	March 31,
In millions	2026	2025
Sales to nonconsolidated equity investees	$453	$388
Purchases from nonconsolidated equity investees	591	600

The following is a summary of accounts receivable from and accounts payable to nonconsolidated equity investees:

In millions	March 31, 2026	December 31, 2025	Balance Sheet Location
Accounts receivable from nonconsolidated equity investees	$473	$523	Accounts and notes receivable, net
Accounts payable to nonconsolidated equity investees	352	263	Accounts payable (principally trade)

Supply Chain Financing
We currently have supply chain financing programs with financial intermediaries, which provide certain vendors the option to be paid by financial intermediaries earlier than the due date on the applicable invoice. When a vendor utilizes the program and receives an early payment from a financial intermediary, they take a discount on the invoice. We then pay the financial intermediary the face amount of the invoice on the original due date, which generally have 60 to 90 day payment terms. The maximum amount that we could have outstanding under these programs was $564 million at March 31, 2026. We do not reimburse vendors for any costs they incur for participation in the program; their participation is completely voluntary and there are no assets pledged as security or other forms of guarantees provided for the committed payment to the finance provider or intermediary. As a result, all amounts owed to the financial intermediaries are presented as accounts payable in our Condensed Consolidated Balance Sheets. Amounts due to the financial intermediaries reflected in accounts payable at March 31, 2026 and December 31, 2025, were $157 million and $153 million, respectively.
NOTE 2. REVENUE FROM CONTRACTS WITH CUSTOMERS
Long-term Contracts
We have certain arrangements, primarily long-term maintenance agreements, construction contracts, product sales with associated performance obligations extending beyond a year, product sales with lead times extending beyond one year that are non-cancellable or for which the customer incurs a penalty for cancellation and extended warranty coverage arrangements that span a period in excess of one year. The aggregate amount of the transaction price for these contracts, excluding extended warranty coverage arrangements, at March 31, 2026, was $6.9 billion. We expect to recognize the related revenue of $4.0 billion over the next 12 months and $2.9 billion over periods up to 10 years. See NOTE 10, “PRODUCT WARRANTY LIABILITY,” for additional disclosures on extended warranty coverage arrangements. Our other contracts generally are for a duration of less than one year, include payment terms that correspond to the timing of costs incurred when providing goods and services to our customers or represent sales-based royalties.
Deferred and Unbilled Revenue
The following is a summary of our unbilled and deferred revenue and related activity:

In millions	March 31, 2026	December 31, 2025
Unbilled revenue	$323	$439
Deferred revenue	2,644	2,660

We recognized revenue of $519 million for the three months ended March 31, 2026, compared with $350 million for the comparable period in 2025, that was included in the deferred revenue balance at the beginning of each year. We did not record any impairment losses on our unbilled revenues during the three months ended March 31, 2026 or 2025.

Disaggregation of Revenue
Consolidated Revenue
The table below presents our consolidated net sales by country based on the location of the customer:

	Three months ended
	March 31,
In millions	2026	2025
United States	$4,497	$4,750
China	1,000	779
India	471	426
Other international	2,430	2,219
Total net sales	$8,398	$8,174
Segment Revenue
Engine segment external sales by market were as follows:

	Three months ended
	March 31,
In millions	2026	2025
Heavy-duty truck	$563	$654
Medium-duty truck and bus	613	700
Light-duty automotive	448	425
Total on-highway	1,624	1,779
Off-highway	342	261
Total sales	$1,966	$2,040
Components segment external sales by business were as follows:

	Three months ended
	March 31,
In millions	2026	2025
Drivetrain and braking systems	$918	$1,056
Emission solutions	807	791
Components and software	325	306
Automated transmissions	88	117
Total sales	$2,138	$2,270
Distribution segment external sales by region were as follows:

	Three months ended
	March 31,
In millions	2026	2025
North America	$2,168	$2,099
Asia Pacific	327	240
Europe	303	269
China	120	113
India	84	72
Africa and Middle East	56	59
Latin America	51	50
Total sales	$3,109	$2,902

Distribution segment external sales by product line were as follows:

	Three months ended
	March 31,
In millions	2026	2025
Power generation	$1,271	$1,090
Parts	1,063	1,026
Service	433	416
Engines	342	370
Total sales	$3,109	$2,902
Power Systems segment external sales by product line were as follows:

	Three months ended
	March 31,
In millions	2026	2025
Power generation	$640	$445
Industrial	293	284
Generator technologies	160	143
Total sales	$1,093	$872
NOTE 3. PENSIONS AND OTHER POSTRETIREMENT BENEFITS
We sponsor funded and unfunded domestic and foreign defined benefit pension and other postretirement benefit (OPEB) plans. Contributions to these plans were as follows:

	Three months ended
	March 31,
In millions	2026	2025
Defined benefit pension contributions	$12	$12
OPEB payments, net	1	1
Defined contribution pension plans	44	49

We anticipate making additional defined benefit pension contributions during the remainder of 2026 of $35 million for our U.S. and U.K. qualified and non-qualified pension plans. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2026 annual net periodic pension cost to approximate $75 million.
The components of net periodic pension and OPEB expense under our plans were as follows:

	Pension
	U.S. Plans		U.K. Plans		OPEB
	Three months ended March 31,
In millions	2026	2025	2026	2025	2026	2025
Service cost	$35	$33	$3	$4	$—	$—
Interest cost	44	43	20	18	1	1
Expected return on plan assets	(70)	(67)	(25)	(22)	—	—
Amortization of prior service cost	—	1	—	—	—	—
Recognized net actuarial loss (gain)	3	2	9	7	(1)	(1)
Net periodic benefit expense	$12	$12	$7	$7	$—	$—

NOTE 4. EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES
Equity, royalty and interest income from investees, net of applicable taxes, was as follows:

	Three months ended
	March 31,
In millions	2026	2025
Manufacturing entities
Chongqing Cummins Engine Company, Ltd.	$29	$23
Dongfeng Cummins Engine Company, Ltd.	23	20
Beijing Foton Cummins Engine Co., Ltd.	21	15
Tata Cummins, Ltd.	12	10
All other manufacturers	16	7
Distribution entities
Komatsu Cummins Chile, Ltda.	14	14
All other distributors	8	8
Cummins share of net income	123	97
Royalty and interest income	25	34
Equity, royalty and interest income from investees	$148	$131

Our Amplify Cell Technologies LLC (Amplify) joint venture was formed in May 2024 and meets the definition of a variable interest entity since the equity-at-risk is not currently sufficient to support the future operations of the joint venture. Accelera, Daimler Trucks and Buses U.S. Holding LLC and PACCAR, Inc. each own 30 percent of the joint venture and have two board positions, while EVE Energy owns 10 percent and has one board position. All significant decisions require majority or super-majority approval of the board. As a result, we are not the primary beneficiary of the joint venture, and it is not consolidated. We account for the joint venture using the equity method. Our Amplify joint venture will manufacture battery cells for electric commercial vehicles and industrial applications.
During the first quarter, expectations on electric vehicle demand in the commercial vehicle market continued to change. As a result, the joint venture partners agreed to finish building out the facility while delaying the timing for installing the manufacturing capacity. At this time, the production start date is uncertain. We evaluated the recoverability of our investment for a potential impairment and concluded that no impairment currently exists. As of March 31, 2026, we contributed $412 million and are contractually committed to future contributions of $418 million. The timing of those future contributions is uncertain. Our investment balance at March 31, 2026, net of operating losses, was $353 million. We will continue to monitor future events and developments that could impact our assessment of fair value which could result in an impairment in the future.
NOTE 5. INCOME TAXES
Our effective tax rates for the three months ended March 31, 2026 and 2025, were 27.2 percent and 23.9 percent, respectively.
The three months ended March 31, 2026, had an unfavorable discrete tax impact due to the $199 million loss on sale of business and settlement of current and future customer obligations for which no tax benefit was recognized. Other discrete items were net favorable by $7 million. See NOTE 14, “REPORTABLE SEGMENTS,” for additional information on loss on sale and settlement of current and future customer obligations.
The three months ended March 31, 2025, contained net favorable discrete tax items of $7 million, primarily due to $8 million of favorable share-based compensation tax benefits, partially offset by $1 million of other unfavorable adjustments.

NOTE 6. MARKETABLE SECURITIES
A summary of marketable securities, all of which were classified as current, was as follows:

	March 31, 2026			December 31, 2025
In millions	Cost	Gross unrealized gains/(losses) (1)	Estimated fair value	Cost	Gross unrealized gains/(losses) (1)	Estimated fair value
Equity securities
Level 1
Publicly-traded shares	$7	$(7)	$—	$7	$(7)	$—
Level 2
Debt mutual funds	264	10	274	416	10	426
Certificates of deposit	251	—	251	280	—	280
Equity mutual funds	14	10	24	13	11	24
Debt securities	19	—	19	34	—	34
Marketable securities	$555	$13	$568	$750	$14	$764

(1) Unrealized gains and losses for debt securities are recorded in other comprehensive income while unrealized gains and losses for equity securities are recorded in our Condensed Consolidated Statements of Net Income.

The fair value of Level 1 securities is derived from the market price at the end of the period. The fair value of Level 2 securities is estimated using actively quoted prices for similar instruments from brokers and observable inputs where available, including market transactions and third-party pricing services, or net asset values provided to investors. We do not currently have any Level 3 securities, and there were no transfers between levels during the three months ended March 31, 2026, or the year ended December 31, 2025. All debt securities are Level 2 and classified as available-for-sale.

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
The proceeds from sales and maturities of marketable securities were as follows:

	Three months ended
	March 31,
In millions	2026	2025
Proceeds from sales of marketable securities	$368	$420
Proceeds from maturities of marketable securities	39	12
Investments in marketable securities - liquidations	$407	$432

NOTE 7. INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Inventories included the following:

In millions	March 31, 2026	December 31, 2025
Finished products	$3,215	$3,091
Work-in-process and raw materials	3,128	2,987
Inventories at FIFO cost	6,343	6,078
Excess of FIFO over LIFO	(217)	(256)
Inventories	$6,126	$5,822
NOTE 8. SUPPLEMENTAL BALANCE SHEET DATA
Other assets included the following:

In millions	March 31, 2026	December 31, 2025
Deferred income taxes	$1,078	$1,063
Operating lease assets	529	537
Corporate-owned life insurance	425	454
Other	476	498
Other assets	$2,508	$2,552
Other accrued expenses included the following:

In millions	March 31, 2026	December 31, 2025
Marketing accruals	$343	$346
Other taxes payable	271	318
Income taxes payable	169	156
Current portion of operating lease liabilities	136	138
Other	1,032	968
Other accrued expenses	$1,951	$1,926
Other liabilities included the following:

In millions	March 31, 2026	December 31, 2025
Accrued product warranty	$911	$887
Pensions	443	443
Operating lease liabilities	418	424
Deferred income taxes	381	388
Accrued compensation	200	210
Other postretirement benefits	94	94
Long-term derivative liabilities	78	72
Other	599	610
Other liabilities	$3,124	$3,128

NOTE 9. DEBT
Loans Payable and Commercial Paper
Loans payable, commercial paper and the related weighted-average interest rates were as follows:

In millions	March 31, 2026	December 31, 2025
Loans payable (1)	$451	$313
Commercial paper (2)	349	353

(1) Loans payable consist primarily of loans payable to various international and domestic financial institutions. It is not practicable to aggregate these notes and calculate a quarterly weighted-average interest rate.

(2) The weighted-average interest rate, inclusive of all brokerage fees, was 3.12 percent and 3.20 percent at March 31, 2026 and December 31, 2025, respectively.
We can issue up to $4.0 billion of unsecured, short-term promissory notes (commercial paper) pursuant to the Board authorized commercial paper programs. These programs facilitate the private placement of unsecured short-term debt through third-party brokers. We intend to use the net proceeds from the commercial paper borrowings for general corporate purposes.
Revolving Credit Facilities
Our committed credit facilities provide access up to $4.0 billion from our $2.0 billion 3-year credit facility and our $2.0 billion 5-year facility. We intend to maintain credit facilities at the current or higher aggregate amounts by renewing or replacing these facilities at or before expiration. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. There were no outstanding borrowings under these facilities at March 31, 2026 and December 31, 2025. At March 31, 2026, the $349 million of outstanding commercial paper effectively reduced the $4.0 billion of revolving credit capacity to $3.7 billion.
At March 31, 2026, we also had an additional $777 million available for borrowings under our uncommitted international and other domestic credit facilities.

Long-term Debt
A summary of long-term debt was as follows:

In millions	Interest Rate	March 31, 2026	December 31, 2025
Long-term debt
Debentures, due 2027	6.75%	$58	$58
Debentures, due 2028	7.125%	250	250
Senior notes, due 2028	4.25%	300	300
Senior notes, due 2029	4.90%	500	500
Senior notes, due 2030 (1)	1.50%	850	850
Senior notes, due 2031	4.70%	700	700
Senior notes, due 2034	5.15%	750	750
Senior notes, due 2035	5.30%	1,000	1,000
Senior notes, due 2043	4.875%	500	500
Senior notes, due 2050	2.60%	650	650
Senior notes, due 2054 (1)	5.45%	1,000	1,000
Debentures, due 2098 (2)	5.65%	165	165
Other debt		182	175
Unamortized discount and deferred issuance costs		(89)	(91)
Fair value adjustments due to hedge on indebtedness		(64)	(57)
Finance leases		134	136
Total long-term debt		6,886	6,886
Less: Current maturities of long-term debt		157	94
Long-term debt		$6,729	$6,792

(1) We entered into interest rate swaps on the noted debt instruments to effectively convert from a fixed rate to a floating rate. See "Interest Rate Risk" in NOTE 13, “DERIVATIVES,” for additional information.

(2) The effective interest rate is 7.48 percent.
Principal payments required on long-term debt during the next five years are as follows:

In millions	2026	2027	2028	2029	2030
Principal payments	$83	$139	$617	$540	$863
Shelf Registration
As a well-known seasoned issuer, we filed an automatic shelf registration for an undetermined amount of debt and equity securities with the SEC on February 13, 2025. Under this shelf registration we may offer, from time-to-time, debt securities, common stock, preferred and preference stock, depositary shares, warrants, stock purchase contracts and stock purchase units.
Interest Rate Risk
In January 2026, we entered into a series of interest rates swaps to convert $150 million of our senior notes, due in 2054, from a fixed rate of 5.45 percent to a floating rate equal to the daily Secured Overnight Financing Rate (SOFR) plus a spread. See NOTE 13, “DERIVATIVES,” for additional information.

Fair Value of Debt
Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair values and carrying values of total debt, including current maturities, were as follows:

In millions	March 31, 2026	December 31, 2025
Fair value of total debt (1)	$7,371	$7,337
Carrying value of total debt	7,686	7,552

(1) The fair value of debt is derived from Level 2 input measures.
NOTE 10. PRODUCT WARRANTY LIABILITY
A tabular reconciliation of the product warranty liability, including the deferred revenue related to our extended warranty coverage and accrued product campaigns, was as follows:

	Three months ended
	March 31,
In millions	2026	2025
Balance at beginning of year	$2,778	$2,623
Provision for base warranties issued	156	154
Deferred revenue on extended warranty contracts sold	104	124
Provision for product campaigns issued	5	11
Payments made during period	(201)	(168)
Amortization of deferred revenue on extended warranty contracts	(80)	(71)
Changes in estimates for pre-existing product warranties and campaigns	10	(2)
Foreign currency translation adjustments and other	(1)	8
Balance at end of period	$2,771	$2,679
We recognized supplier recoveries of $14 million for the three months ended March 31, 2026, compared with $6 million for the comparable period in 2025.
Warranty related deferred revenues and warranty liabilities on our Condensed Consolidated Balance Sheets were as follows:

In millions	March 31, 2026	December 31, 2025	Balance Sheet Location
Deferred revenue related to extended coverage programs
Current portion	$303	$303	Current portion of deferred revenue
Long-term portion	919	895	Deferred revenue
Total	$1,222	$1,198

Product warranty
Current portion	$638	$693	Current portion of accrued product warranty
Long-term portion	911	887	Other liabilities
Total	$1,549	$1,580

Total warranty accrual	$2,771	$2,778

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
In December 2023, we reached an agreement in principle with the U.S. Environmental Protection Agency, the California Air Resources Board, the Environmental and Natural Resources Division of the Department of Justice (DOJ) and the California Attorney General's Office to resolve certain regulatory civil claims regarding our emissions certification and compliance process for certain engines primarily used in approximately one million of our pick-up truck applications in the U.S., which became final and effective in April 2024 (collectively, the Settlement Agreements). As part of the Settlement Agreements, among other things, we agreed to pay civil penalties, complete recall requirements, undertake mitigation projects, provide extended warranties, undertake certain testing, take certain corporate compliance measures and make other payments. Failure to comply with the terms and conditions of the Settlement Agreements will subject us to further stipulated penalties. We recorded a charge of $2.0 billion in 2023 to resolve the matters addressed by the Settlement Agreements and made $1.9 billion of required payments in 2024. Of the $2.0 billion charge, $1.7 billion (primarily related to penalties) was non-deductible for U.S. federal income tax purposes. The remaining amount, related to emissions mitigation projects and payments, extended warranties and other related compliance expenses, was deductible for U.S. federal income tax purposes. Subsequently we recorded additional immaterial amounts related to stipulated penalties we determined to be probable and estimable. Any future non-compliance with the Settlement Agreements will likely subject us to further stipulated penalties and other adverse consequences.
In connection with our announcement of our entry into the agreement in principle, we became subject to shareholder, consumer and third-party litigation regarding the matters covered by the Settlement Agreements.
The consequences resulting from the resolution of the foregoing matters are uncertain and the related expenses and reputational damage could have a material adverse impact on our results of operations, financial condition and cash flows.
Commitments
Periodically, we enter into guarantee arrangements, including guarantees of non-U.S. distributor financings, residual value guarantees on equipment under operating leases and other miscellaneous guarantees of joint ventures or third-party obligations. At March 31, 2026, the maximum potential loss related to these guarantees was $46 million.
We have arrangements with certain suppliers or other third parties that require us to purchase minimum volumes or be subject to monetary penalties. At March 31, 2026, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $462 million. These arrangements enable us to secure supplies of critical components and IT services. We do not currently anticipate paying any penalties under these contracts.
We enter into physical forward contracts with suppliers of platinum and palladium to purchase certain volumes of the commodities at contractually stated prices for various periods, which generally fall within two years. At March 31, 2026, the total commitments under these contracts were $35 million. These arrangements enable us to guarantee the purchase prices of these commodities, which otherwise are subject to market volatility.

We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance. These performance bonds and other performance-related guarantees were $262 million at March 31, 2026.
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

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE LOSS
Following are the changes in accumulated other comprehensive (loss) income by component for the three months ended:

	Three months ended
In millions	Change in pension and OPEB plans	Foreign currency translation adjustment	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at December 31, 2025	$(912)	$(1,460)	$94	$(2,278)
Other comprehensive loss before reclassifications
Before-tax amount	(31)	(76)	(3)	(110)	$(28)	$(138)
Tax benefit (expense)	7	(5)	1	3	—	3
After-tax amount	(24)	(81)	(2)	(107)	(28)	(135)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	9	—	(1)	8	—	8
Net current period other comprehensive loss	(15)	(81)	(3)	(99)	$(28)	$(127)
Balance at March 31, 2026	$(927)	$(1,541)	$91	$(2,377)

Balance at December 31, 2024	$(843)	$(1,717)	$115	$(2,445)
Other comprehensive (loss) income before reclassifications
Before-tax amount	(44)	104	(2)	58	$2	$60
Tax benefit	10	11	1	22	—	22
After-tax amount	(34)	115	(1)	80	2	82
Amounts reclassified from accumulated other comprehensive income (loss) (1)	7	—	(8)	(1)	—	(1)
Net current period other comprehensive (loss) income	(27)	115	(9)	79	$2	$81
Balance at March 31, 2025	$(870)	$(1,602)	$106	$(2,366)

(1) Amounts are net of tax. Reclassifications out of accumulated other comprehensive (loss) income and the related tax effects are immaterial for separate disclosure.

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
Foreign Currency Exchange Rate Risk
We had foreign currency forward contracts with notional amounts of $4.8 billion at March 31, 2026, with the following currencies comprising 83 percent of outstanding foreign currency forward contracts: British pound, Chinese renminbi, Australian dollar, Euro and Canadian dollar. We had foreign currency forward contracts with notional amounts of $5.2 billion at December 31, 2025, with the following currencies comprising 82 percent of outstanding foreign currency forward contracts: British pound, Chinese renminbi, Euro, Australian dollar and Canadian dollar.
We are further exposed to foreign currency exchange risk as many of our subsidiaries are subject to fluctuations as the functional currencies of the underlying entities are not our U.S. dollar reporting currency. To help reduce volatility in the equity value of our subsidiaries, we enter into foreign exchange forwards designated as net investment hedges for certain of our investments. Under the terms of our foreign exchange forwards, we agreed with third parties to sell British pounds, Chinese renminbi and Euros in exchange for U.S. dollar currency at a specified rate at the maturity of the contract. The notional amount of these hedges at March 31, 2026, was $1.3 billion. In the second quarter of 2025, we began entering into cross-currency interest rate swaps designated as net investment hedges for certain of our investments to help reduce volatility in the equity value of our subsidiaries. Under the current terms of our cross-currency interest rate swaps, we generally pay fixed-rate interest in Euros or Chinese renminbi and receive fixed-rate interest in U.S. dollars. The notional amount of these hedges at March 31, 2026, was $500 million.
The following table summarizes our net investment hedge activity in accumulated other comprehensive loss (AOCL):

	Three months ended
	March 31,
In millions	2026		2025
Type of Derivative	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Earnings	Gain (Loss) Recognized in AOCL	Gain (Loss) Reclassified from AOCL into Earnings
Foreign exchange forwards	$5	$—	$(24)	$—
Cross-currency interest rate swaps	(1)	—	—	—
Interest Rate Risk
In 2021, we entered into a series of interest rate swaps to effectively convert $765 million of our $850 million senior notes, due in 2030, from a fixed rate of 1.50 percent to a floating rate currently equal to the three-month SOFR.
In December 2025, we entered into $150 million of interest rates swaps and in January 2026, we entered into additional $150 million of interest rate swaps. These series of swaps effectively convert a portion of our senior notes, due in 2054, from a fixed rate of 5.45 percent to a floating rate equal to the daily SOFR plus a spread, in which $50 million matures in 2036 and $250 million matures in 2041.
We designated the swaps as fair value hedges. The gain or loss on these derivative instruments, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, were recognized in current income as interest expense. The interest rate swaps on our 2030 debt and 2054 debt had notional amounts outstanding at March 31, 2026 of $680 million and $300 million, respectively.

The following table summarizes the gains and losses:

	Three months ended
	March 31,
In millions	2026		2025
Type of Swap	Gain (Loss) on Swaps	Gain (Loss) on Borrowings	Gain (Loss) on Swaps	Gain (Loss) on Borrowings
Interest rate swaps (1)	$(2)	$6	$17	$(14)

(1) The difference between the gain (loss) on swaps and borrowings represents hedge ineffectiveness.

Derivatives Not Designated as Hedging Instruments
The following table summarizes the effect on our Condensed Consolidated Statements of Net Income for derivative instruments not designated as hedging instruments:

	Three months ended
	March 31,
In millions	2026	2025
Loss recognized in income - Cost of sales (1)	$—	$(3)
(Loss) gain recognized in income - Other income, net (1)	(20)	61

(1) Includes foreign currency forward contracts.
Fair Value Amount and Location of Derivative Instruments
The following table summarizes the location and fair value of derivative instruments on our Condensed Consolidated Balance Sheets:

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
In millions	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Notional amount	$4,098	$3,241	$3,619	$4,316

Derivative assets
Prepaid expenses and other current assets (1)	$37	$16	$37	$39
Other assets	2	—	—	—
Total derivative assets (1)	$39	$16	$37	$39

Derivative liabilities
Other accrued expenses	$23	$29	$3	$3
Other liabilities	78	72	—	—
Total derivative liabilities (1)	$101	$101	$3	$3

(1) Estimates of the fair value of all derivative assets and liabilities above are derived from Level 2 inputs, which are estimated using actively quoted prices for similar instruments from brokers and observable inputs where available, including market transactions and third-party pricing services, or net asset values provided to investors. We do not currently have any Level 3 input measures and there were no transfers into or out of Level 2 or 3 during the three months ended March 31, 2026, or the year ended December 31, 2025.

We elected to present our derivative contracts on a gross basis in our Condensed Consolidated Balance Sheets. Had we chosen to present on a net basis, we would have derivatives in a net asset position of $35 million and $20 million and derivatives in a net liability position of $63 million and $69 million at March 31, 2026 and December 31, 2025, respectively.
NOTE 14. REPORTABLE SEGMENTS
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
Our CODM uses segment earnings or losses before interest expense, income taxes, depreciation and amortization and noncontrolling interests (EBITDA) as the basis to evaluate the performance of each of our reportable segments. EBITDA provides our CODM with a full picture of the profitability of a segment to drive decisions and resource allocation. EBITDA is used as the key profitability measure when we set our annual operating plan, is the metric with which our CODM assesses results and is a key component of our annual variable compensation plans. Segment amounts exclude certain expenses not specifically identifiable to segments.
The accounting policies of our reportable segments are the same as those applied in our Condensed Consolidated Financial Statements. We prepared the financial results of our reportable segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. We allocate certain common costs and expenses, primarily corporate functions, among segments differently than we would for stand-alone financial information prepared in accordance with GAAP. These include certain costs and expenses of shared services, such as IT, human resources, legal, finance and supply chain management. We do not allocate gains or losses of corporate-owned life insurance. EBITDA may not be consistent with measures used by other companies.

Summarized financial information regarding our reportable segments for the three months ended March 31, 2026 and 2025 is shown in the table below:

In millions	Engine	Components	Distribution	Power Systems	Accelera		Total Segments
Three months ended March 31, 2026
External sales	$1,966	$2,138	$3,109	$1,093	$92		$8,398
Intersegment sales	706	392	7	863	9		1,977
Total sales	2,672	2,530	3,116	1,956	101		10,375
Cost of goods sold (excluding warranty expenses)	2,074	2,024	2,463	1,228	121		7,910
Warranty expenses	93	27	7	17	13		157
Selling expenses	69	47	164	48	6		334
Administrative expenses	162	134	104	101	10		511
Research, development and engineering expenses	164	81	15	66	32		358
Equity, royalty and interest income (loss) from investees	80	10	28	36	(6)		148
Other income (expense) (1)	17	(18)	18	9	(199)	(2)	(173)
Add back: Depreciation and amortization (3)	72	128	35	36	9		280
Segment EBITDA	$279	$337	$444	$577	$(277)	(2)	$1,360

Interest income (4)	$10	$11	$6	$5	$—		$32

Three months ended March 31, 2025
External sales	$2,040	$2,270	$2,902	$872	$90		$8,174
Intersegment sales	731	400	5	777	13		1,926
Total sales	2,771	2,670	2,907	1,649	103		10,100
Cost of goods sold (excluding warranty expenses)	2,036	2,139	2,332	1,090	121		7,718
Warranty expenses	85	26	6	32	8		157
Selling expenses	59	41	157	46	7		310
Administrative expenses	138	119	91	100	13		461
Research, development and engineering expenses	155	75	14	57	43		344
Equity, royalty and interest income (loss) from investees	73	7	28	29	(6)		131
Other income (expense) (1)	20	(17)	9	3	(3)		12
Add back: Depreciation and amortization (3)	67	122	32	33	12		266
Segment EBITDA	$458	$382	$376	$389	$(86)		$1,519

Interest income (4)	$10	$7	$5	$4	$—		$26

(1) Other income (expense) includes other operating expense, net and other income, net from our Condensed Consolidated Statements of Net Income.
(2) On March 31, 2026, we sold our low pressure fuel cell business to a customer, cancelled future commitments and resolved certain claims against us with that customer resulting in a net payment by us of $175 million. These transactions resulted in a net charge of $199 million which is reflected in other operating expense, net in our Condensed Consolidated Statements of Net Income.

(3) Depreciation and amortization are not considered significant segment expenses but are presented here to reconcile to EBITDA, the measure used by our CODM. Depreciation and amortization, as shown on a segment basis, excludes the amortization of debt discount and deferred costs included in our Condensed Consolidated Statements of Net Income as interest expense. The amortization of debt discount and deferred costs was $2 million and $3 million for the three months ended March 31, 2026 and 2025, respectively. A portion of depreciation expense is included in research, development and engineering expenses.

(4) Interest income is a component of other income (expense).

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Net Income is shown in the table below:

	Three months ended
	March 31,
In millions	2026	2025
TOTAL SEGMENT EBITDA	$1,360	$1,519
Intersegment eliminations and other (1)	(70)	(59)
Less:
Interest expense	76	77
Depreciation and amortization	280	266
INCOME BEFORE INCOME TAXES	$934	$1,117

(1) Included intersegment sales, intersegment profit in inventory and unallocated corporate expenses.
NOTE 15. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)”, which requires public business entities to disclose in the notes to the financial statements more detailed information about the types of expenses included in certain expense captions in the consolidated financial statements, including purchases of inventory, employee compensation and depreciation and amortization. The amendments are effective for us beginning with our 2027 annual period and in interim periods beginning in 2028. Early adoption is permitted. The ASU may be adopted prospectively or retrospectively. We are currently evaluating the impact of ASU 2024-03 on our Condensed Consolidated Financial Statements and related disclosures.
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
In December 2025, the FASB issued ASU 2025-10, “Accounting for Government Grants Received by Business Entities (Topic 832)”, which establishes accounting requirements for grants received by a business entity. A government grant is defined as a transfer of a monetary asset or a tangible non-monetary asset, other than in an exchange transaction. The scope does not include income taxes or guarantees. The amendments are effective for us beginning January 1, 2029. Early adoption is permitted. The ASU may be adopted prospectively or retrospectively. As the standard is largely consistent with our current policy on accounting for government grants (as disclosed in NOTE 1, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” of the Notes to the Consolidated Financial Statements of our 2025 Form 10-K), we do not expect implementation of the new standard to have a material impact on our Condensed Consolidated Financial Statements.

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
•the price and availability of energy;
•continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support our future business; and
•other risk factors described in Part II, Item 1A in this quarterly report and our 2025 Form 10-K, Part I, Item 1A, under the caption “Risk Factors.”
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

ORGANIZATION OF INFORMATION
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) was prepared to provide the reader with a view and perspective of our business through the eyes of management and should be read in conjunction with our Management's Discussion and Analysis of Financial Condition and Results of Operations section of our 2025 Form 10-K. Our MD&A is presented in the following sections:
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
Global Trade Environment
As disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, we operate our business on a global basis and changes in international, national and regional trade laws, regulations and policies affecting and/or restricting international trade, including higher tariffs, trade disruptions (such as embargoes, sanctions and export controls) and broader geopolitical tensions, could adversely impact the demand for our products and our competitive position. In 2025, the U.S. imposed tariffs on certain countries and products, which was followed by retaliatory tariffs and other trade actions against U.S. goods and services. On February 20, 2026, the U.S. Supreme Court ruled that U.S. tariffs imposed under the International Emergency Economic Powers Act (IEEPA) on goods imported into the U.S. were unauthorized. After this ruling, new tariffs were subsequently imposed under different statutes. The global trade environment has contributed to ongoing market volatility and heightened concerns about potential economic impacts. Our primary risks include reduced global movement of goods impacting freight activity, increased costs for suppliers and end-users and uncertainty around supply availability. These factors could lead to a decline in business confidence, reduced demand for our products and increased product costs. We continue to pursue mitigation strategies, including engaging with our suppliers, exploring alternative sourcing and negotiating agreements with our customers to recover tariff-related costs. The financial impact of tariffs, net of mitigation actions and U.S. government tariff refunds (net of amounts to be returned to customers), was immaterial to our profitability and operating cash flows during the first quarter of 2026. However, continued and increasing tariff costs, the effectiveness of our mitigation efforts and ongoing market volatility could materially and adversely affect our results of operations, financial condition and cash flows in the future. We continue to monitor developments and take actions to minimize the related impacts to our business to the extent possible. See the “OUTLOOK” section for a discussion of the potential tariff impacts for the remainder of 2026.

2026 First Quarter Results
A summary of our results is as follows:

	Three months ended
	March 31,
In millions, except per share amounts	2026	2025
Net sales	$8,398	$8,174
Net income attributable to Cummins Inc.	654	824
Earnings per common share attributable to Cummins Inc.
Basic	$4.73	$5.99
Diluted	4.71	5.96

Net income attributable to Cummins Inc. was $654 million, or $4.71 per diluted share, on sales of $8.4 billion for the three months ended March 31, 2026, versus the comparable prior year period net income attributable to Cummins Inc. of $824 million, or $5.96 per diluted share, on sales of $8.2 billion. The decreases in net income attributable to Cummins Inc. and earnings per diluted share were driven by the loss on sale of business and settlement of current and future customer obligations as well as higher compensation costs, partially offset by improved gross margin and favorable foreign currency fluctuations (primarily in the Euro). See NOTE 14, “REPORTABLE SEGMENTS,” to our Condensed Consolidated Financial Statements for additional information on loss on sale of business and settlement of current and future customer obligations.
The table below presents our consolidated net sales by geographic area based on the location of the customer:

	Three months ended		Favorable/
	March 31,		(Unfavorable)
In millions	2026	2025	Amount	Percent
United States and Canada	$4,772	$5,054	$(282)	(6)%
International	3,626	3,120	506	16%
Total net sales	$8,398	$8,174	$224	3%

Worldwide revenues increased by 3 percent in the three months ended March 31, 2026, compared to the same period in 2025, primarily due to higher demand in power generation markets, especially data center and commercial markets, partially offset by weaker demand in on-highway commercial truck markets. International sales (excludes the U.S. and Canada) improved 16 percent primarily due to higher sales in China and Europe. The increase in international sales was primarily due to higher power generation demand and favorable foreign currency fluctuation impacts of 5 percent (primarily the Euro and Chinese renminbi). Net sales in the U.S. and Canada declined 6 percent primarily due to lower demand in medium-duty and heavy-duty truck markets, partially offset by higher sales in power generation markets.
The following table contains sales and EBITDA (defined as earnings or losses before interest expense, income taxes, depreciation and amortization and noncontrolling interests) by reportable segment for the three months ended March 31, 2026 and 2025. See NOTE 14, “REPORTABLE SEGMENTS,” to our Condensed Consolidated Financial Statements for additional information and a reconciliation of our segment information to the corresponding amounts in our Condensed Consolidated Statements of Net Income.

	Three months ended March 31,
Reportable Segments	2026				2025			Percent change
		Percent				Percent		2026 vs. 2025
In millions	Sales	of Total	EBITDA		Sales	of Total	EBITDA	Sales	EBITDA
Engine	$2,672	26%	$279		$2,771	28%	$458	(4)%	(39)%
Components	2,530	24%	337		2,670	26%	382	(5)%	(12)%
Distribution	3,116	30%	444		2,907	29%	376	7%	18%
Power Systems	1,956	19%	577		1,649	16%	389	19%	48%
Accelera	101	1%	(277)	(1)	103	1%	(86)	(2)%	NM
Total segments	10,375	100%	1,360		10,100	100%	1,519	3%	(10)%
Intersegment eliminations	(1,977)		(70)		(1,926)		(59)	3%	19
Total	$8,398		$1,290		$8,174		$1,460	3%	(12)%

“NM” - not meaningful information
(1) On March 31, 2026, we sold our low pressure fuel cell business to a customer, cancelled future commitments and resolved certain claims against us with that customer resulting in a net payment by us of $175 million. These transactions resulted in a net charge of $199 million which is reflected in other operating expense, net in our Condensed Consolidated Statements of Net Income.

2026 Highlights
We generated $309 million in cash from operations for the three months ended March 31, 2026, compared to using $3 million for the comparable period in 2025. See the section titled “Cash Flows” in the “LIQUIDITY AND CAPITAL RESOURCES” section for a discussion of items impacting cash flows.
Our debt to capital ratio (total capital defined as debt plus equity) at March 31, 2026, was 36.5 percent, compared to 36.0 percent at December 31, 2025. The increase was primarily due to a higher debt balance since December 31, 2025. At March 31, 2026, we had $3.2 billion in cash and marketable securities on hand and access to our $4.0 billion credit facilities (net of $349 million of commercial paper outstanding), if necessary, to meet working capital, investment, acquisition and funding needs.
In the first quarter of 2026, we repurchased $243 million, or 0.5 million shares, of common stock.

On March 31, 2026, we sold our low pressure fuel cell business to a customer, cancelled future commitments and resolved certain claims against us with that customer resulting in a net payment by us of $175 million. These transactions resulted in a net charge of $199 million, which is reflected in other operating expense, net in our Condensed Consolidated Statements of Net Income.
In January 2026, we entered into a series of interest rates swaps to convert $150 million of our senior notes, due in 2054, from a fixed rate of 5.45 percent to a floating rate equal to the daily Secured Overnight Financing Rate (SOFR) plus a spread. See NOTE 13, “DERIVATIVES,” to our Condensed Consolidated Financial Statements.
As of the date of this filing, our credit ratings and outlooks from the credit rating agencies remain unchanged. See the section titled “Credit Ratings” in the “LIQUIDITY AND CAPITAL RESOURCES” section for our current ratings.

RESULTS OF OPERATIONS

	Three months ended		Favorable/
	March 31,		(Unfavorable)
In millions, except per share amounts	2026	2025	Amount	Percent
NET SALES	$8,398	$8,174	$224	3%
Cost of sales	6,155	6,019	(136)	(2)%
GROSS MARGIN	2,243	2,155	88	4%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	845	771	(74)	(10)%
Research, development and engineering expenses	358	344	(14)	(4)%
Equity, royalty and interest income from investees	148	131	17	13%
Other operating expense, net	239	37	(202)	NM
OPERATING INCOME	949	1,134	(185)	(16)%
Interest expense	76	77	1	1%
Other income, net	61	60	1	2%
INCOME BEFORE INCOME TAXES	934	1,117	(183)	(16)%
Income tax expense	254	267	13	5%
CONSOLIDATED NET INCOME	680	850	(170)	(20)%
Less: Net income attributable to noncontrolling interests	26	26	—	—%
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$654	$824	$(170)	(21)%
Diluted Earnings Per Common Share Attributable to Cummins Inc.	$4.71	$5.96	$(1.25)	(21)%

“NM” - not meaningful information

	Three months ended		Favorable/ (Unfavorable)
	March 31,
Percent of sales	2026	2025	Percentage Points
Gross margin	26.7%	26.4%	0.3
Selling, general and administrative expenses	10.1%	9.4%	(0.7)
Research, development and engineering expenses	4.3%	4.2%	(0.1)

Net Sales
Net sales for the three months ended March 31, 2026, increased by $224 million versus the comparable period in 2025. The primary drivers were as follows:
•Power Systems segment sales increased 19 percent primarily due to higher demand in power generation markets, especially in China and North America.
•Distribution segment sales increased 7 percent principally due to higher demand in power generation markets, especially in Asia Pacific and North America.
•Favorable foreign currency fluctuations (primarily in the Euro, Chinese renminbi and Brazilian real).
These increases were partially offset by the following:
•Components segment sales decreased 5 percent mainly due to lower demand in North American medium-duty and heavy-duty truck markets.
•Engine segment sales decreased 4 percent largely due to lower demand in North American medium-duty and heavy-duty truck markets.

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
Gross Margin
Gross margin increased $88 million for the three months ended March 31, 2026, and increased 0.3 points as a percentage of net sales versus the comparable period in 2025. The increases in gross margin and gross margin as a percentage of sales were primarily due to favorable pricing, improved mix and favorable foreign currency impacts (primarily in the Euro and Brazilian real), partially offset by increased compensation expenses. The net impact of tariff costs and related recoveries was immaterial for the three month period ended March 31, 2026.
The provision for base warranties issued as a percentage of sales for the three months ended March 31, 2026, was 1.9 percent compared to 1.9 percent for the comparable period in 2025.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $74 million for the three months ended March 31, 2026, and increased 0.7 points as a percentage of net sales versus the comparable period in 2025. The increases were mainly due to higher compensation expenses. Compensation and related expenses included salaries, fringe benefits and variable compensation.
Research, Development and Engineering Expenses
Research, development and engineering expenses increased $14 million for the three months ended March 31, 2026, and increased 0.1 points as a percentage of net sales versus the comparable period in 2025. The increases were mainly due to higher compensation expenses. Compensation and related expenses included salaries, fringe benefits and variable compensation.
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
Equity, Royalty and Interest Income from Investees
Equity, royalty and interest income from investees increased $17 million for the three months ended March 31, 2026, versus the comparable period in 2025, primarily due to increased earnings at Beijing Foton Cummins Engine Co., Ltd., Chongqing Cummins Engine Co., Ltd., Dongfeng Cummins Engine Co., Ltd., Guangxi Cummins Industrial Power Co., Ltd. and Xian Cummins Engine Company Limited, partially offset by lower royalty and interest income from investees.
Other Operating Expense, Net
Other operating expense, net was as follows:

	Three months ended
	March 31,
In millions	2026		2025
Loss on sale of business and settlement of current and future customer obligations	$(199)	(1)	$—
Amortization of intangible assets	(33)		(32)
Other, net	(7)		(5)
Total other operating expense, net	$(239)		$(37)

(1) See NOTE 14, “REPORTABLE SEGMENTS,” to our Condensed Consolidated Financial Statements for additional information.

Other Income, Net
Other income, net was as follows:

	Three months ended
	March 31,
In millions	2026	2025
Interest income	$32	$26
Non-service pension and OPEB income	19	17
Foreign currency gain (loss), net	4	(5)
Gain on sale of marketable securities, net	3	4
(Loss) gain on corporate owned life insurance	(6)	10
Other, net	9	8
Total other income, net	$61	$60

Income Tax Expense
Our effective tax rate for 2026 is expected to approximate 23.0 percent, excluding any discrete items that may arise.
Our effective tax rates for the three months ended March 31, 2026 and 2025, were 27.2 percent and 23.9 percent, respectively.
The three months ended March 31, 2026, had an unfavorable discrete tax impact due to the $199 million loss on sale of business and settlement of current and future customer obligations for which no tax benefit was recognized. Other discrete items were net favorable by $7 million. See NOTE 14, “REPORTABLE SEGMENTS,” to our Condensed Consolidated Financial Statements for additional information on loss on sale and settlement of current and future customer obligations.
The three months ended March 31, 2025, contained net favorable discrete tax items of $7 million, primarily due to $8 million of favorable share-based compensation tax benefits, partially offset by $1 million of other unfavorable adjustments.
Comprehensive Income - Foreign Currency Translation Adjustment
The foreign currency translation adjustment was a net loss of $109 million for the three months ended March 31, 2026, compared to a net gain of $117 million for the three months ended March 31, 2025, driven by the following:

	Three months ended
	March 31,
	2026		2025
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly-owned subsidiaries	$(79)	Indian rupee, Euro and British pound, partially offset by Brazilian real	$110	Brazilian real, British pound and Euro
Equity method investments	(2)	Indian rupee, partially offset by Chinese renminbi	5	Chinese renminbi
Consolidated subsidiaries with a noncontrolling interest	(28)	Indian rupee	2	Indian rupee and Euro
Total	$(109)		$117

REPORTABLE SEGMENT RESULTS
Our reportable segments consist of the Engine, Components, Distribution, Power Systems and Accelera segments. This reporting structure is organized according to the products and markets each segment serves. We use segment EBITDA as the basis for the Chief Operating Decision Maker to evaluate the performance of each of our reportable segments. We believe EBITDA is a useful measure of our operating performance as it assists investors and debt holders in comparing our performance on a consistent basis without regard to financing methods, capital structure, income taxes or depreciation and amortization methods, which can vary significantly depending upon many factors. Segment amounts exclude certain expenses not specifically identifiable to segments. See NOTE 14, “REPORTABLE SEGMENTS,” to our Condensed Consolidated Financial Statements for additional information and a reconciliation of our segment information to the corresponding amounts in our Condensed Consolidated Statements of Net Income.
Tariff related costs and recoveries were evaluated independently of all other drivers included in the disclosures below and all references to “price” and “material cost” variances exclude these separately evaluated tariff costs and recoveries. The net impact of tariff costs and related recoveries were immaterial to each reportable segment's EBITDA, unless specifically noted.
Following is a discussion of results for each of our reportable segments.
Engine Segment Results
Financial data for the Engine segment was as follows:

	Three months ended		Favorable/
	March 31,		(Unfavorable)
In millions	2026	2025	Amount	Percent
External sales	$1,966	$2,040	$(74)	(4)%
Intersegment sales	706	731	(25)	(3)%
Total sales	2,672	2,771	(99)	(4)%
Research, development and engineering expenses	164	155	(9)	(6)%
Equity, royalty and interest income from investees	80	73	7	10%
Interest income	10	10	—	—%
Segment EBITDA	279	458	(179)	(39)%

			Percentage Points
Segment EBITDA as a percentage of total sales	10.4%	16.5%		(6.1)
Sales for our Engine segment by market were as follows:

	Three months ended		Favorable/
	March 31,		(Unfavorable)
In millions	2026	2025	Amount	Percent
Heavy-duty truck	$799	$921	$(122)	(13)%
Medium-duty truck and bus	871	986	(115)	(12)%
Light-duty automotive	448	421	27	6%
Total on-highway	2,118	2,328	(210)	(9)%
Off-highway	554	443	111	25%
Total sales	$2,672	$2,771	$(99)	(4)%

			Percentage Points
On-highway sales as percentage of total sales	79%	84%		(5)

Unit shipments by engine classification (including unit shipments to Power Systems and off-highway engine units included in their respective classification) were as follows:

	Three months ended		Favorable/
	March 31,		(Unfavorable)
	2026	2025	Amount	Percent
Heavy-duty	24,700	26,700	(2,000)	(7)%
Medium-duty	79,100	75,200	3,900	5%
Light-duty	40,500	39,100	1,400	4%
Total unit shipments (1)	144,300	141,000	3,300	2%

(1) Unit shipments exclude aftermarket parts.
Sales
Engine segment sales for the three months ended March 31, 2026, decreased $99 million versus the comparable period in 2025. The following were the primary drivers by market:
•Heavy-duty truck sales decreased $122 million mainly due to weaker demand, especially in North America with shipments down 16 percent.
•Medium-duty truck and bus sales decreased $115 million primarily due to lower truck demand, especially in North America with shipments down 25 percent.
These decreases were partially offset by an increase in off-highway sales of $111 million principally due to higher international construction demand, especially in China.
Segment EBITDA
Engine segment EBITDA for the three months ended March 31, 2026, decreased $179 million versus the comparable period in 2025, primarily due to lower volumes, higher compensation expenses and increased product coverage costs.
Components Segment Results
Financial data for the Components segment was as follows:

	Three months ended		Favorable/
	March 31,		(Unfavorable)
In millions	2026	2025	Amount	Percent
External sales	$2,138	$2,270	$(132)	(6)%
Intersegment sales	392	400	(8)	(2)%
Total sales	2,530	2,670	(140)	(5)%
Research, development and engineering expenses	81	75	(6)	(8)%
Equity, royalty and interest income from investees	10	7	3	43%
Interest income	11	7	4	57%
Segment EBITDA	337	382	(45)	(12)%

			Percentage Points
Segment EBITDA as a percentage of total sales	13.3%	14.3%		(1.0)

Sales for our Components segment by business were as follows:

	Three months ended		Favorable/
	March 31,		(Unfavorable)
In millions	2026	2025	Amount	Percent
Drivetrain and braking systems	$919	$1,056	$(137)	(13)%
Emission solutions	915	902	13	1%
Components and software	608	595	13	2%
Automated transmissions	88	117	(29)	(25)%
Total sales	$2,530	$2,670	$(140)	(5)%
Sales
Components segment sales for the three months ended March 31, 2026, decreased $140 million versus the comparable period in 2025 primarily due to lower demand in North American medium-duty and heavy-duty truck markets. The following were the primary drivers by business:
•Drivetrain and braking systems sales decreased $137 million mainly due to lower demand in North America and lower sales in India due to changes in our business model.
•Automated transmissions sales decreased $29 million primarily due to lower demand in North America.
These decreases were partially offset by favorable foreign currency fluctuations, primarily in the Euro and Chinese renminbi.
Segment EBITDA
Components segment EBITDA for the three months ended March 31, 2026, decreased $45 million versus the comparable period in 2025, mainly due to lower volumes and higher material costs, partially offset by favorable pricing.
Distribution Segment Results
Financial data for the Distribution segment was as follows:

	Three months ended		Favorable/
	March 31,		(Unfavorable)
In millions	2026	2025	Amount	Percent
External sales	$3,109	$2,902	$207	7%
Intersegment sales	7	5	2	40%
Total sales	3,116	2,907	209	7%
Research, development and engineering expenses	15	14	(1)	(7)%
Equity, royalty and interest income from investees	28	28	—	—%
Interest income	6	5	1	20%
Segment EBITDA	444	376	68	18%

			Percentage Points
Segment EBITDA as a percentage of total sales	14.2%	12.9%		1.3

Sales for our Distribution segment by region were as follows:

	Three months ended		Favorable/
	March 31,		(Unfavorable)
In millions	2026	2025	Amount	Percent
North America	$2,166	$2,100	$66	3%
Asia Pacific	328	240	88	37%
Europe	304	270	34	13%
China	123	114	9	8%
India	85	74	11	15%
Africa and Middle East	59	59	—	—%
Latin America	51	50	1	2%
Total sales	$3,116	$2,907	$209	7%
Sales for our Distribution segment by product line were as follows:

	Three months ended		Favorable/
	March 31,		(Unfavorable)
In millions	2026	2025	Amount	Percent
Power generation	$1,275	$1,090	$185	17%
Parts	1,064	1,031	33	3%
Service	433	416	17	4%
Engines	344	370	(26)	(7)%
Total sales	$3,116	$2,907	$209	7%
Sales
Distribution segment sales for the three months ended March 31, 2026, increased $209 million versus the comparable period in 2025, primarily due to increased demand in power generation markets in North America and Asia Pacific, especially in data center and commercial markets, and favorable foreign currency fluctuations, primarily in the Euro, Australian dollar and Canadian dollar.
Segment EBITDA
Distribution segment EBITDA for the three months ended March 31, 2026, increased $68 million versus the comparable period in 2025, primarily due to favorable mix and increased volumes, partially offset by higher compensation expenses.
Power Systems Segment Results
Financial data for the Power Systems segment was as follows:

	Three months ended		Favorable/
	March 31,		(Unfavorable)
In millions	2026	2025	Amount	Percent
External sales	$1,093	$872	$221	25%
Intersegment sales	863	777	86	11%
Total sales	1,956	1,649	307	19%
Research, development and engineering expenses	66	57	(9)	(16)%
Equity, royalty and interest income from investees	36	29	7	24%
Interest income	5	4	1	25%
Segment EBITDA	577	389	188	48%

			Percentage Points
Segment EBITDA as a percentage of total sales	29.5%	23.6%		5.9

Sales for our Power Systems segment by product line were as follows:

	Three months ended		Favorable/
	March 31,		(Unfavorable)
In millions	2026	2025	Amount	Percent
Power generation	$1,283	$1,001	$282	28%
Industrial	506	498	8	2%
Generator technologies	167	150	17	11%
Total sales	$1,956	$1,649	$307	19%

Sales
Power Systems segment sales for the three months ended March 31, 2026, increased $307 million versus the comparable period in 2025, primarily due to increased power generation sales of $282 million resulting from higher demand in China and North America.
Segment EBITDA
Power Systems segment EBITDA for the three months ended March 31, 2026, increased $188 million versus the comparable period in 2025, mainly due to higher volumes, improved operational leverage, lower net tariff costs and favorable pricing.
Accelera Segment Results
Financial data for the Accelera segment was as follows:

	Three months ended		Favorable/
	March 31,		(Unfavorable)
In millions	2026	2025	Amount	Percent
External sales	$92	$90	$2	2%
Intersegment sales	9	13	(4)	(31)%
Total sales	101	103	(2)	(2)%
Research, development and engineering expenses	32	43	11	26%
Equity, royalty and interest loss from investees	(6)	(6)	—	—%
Segment EBITDA	(277)	(86)	(191)	NM

“NM” - not meaningful information
Accelera segment sales for the three months ended March 31, 2026, decreased $2 million versus the comparable period in 2025, mainly due to lower sales for electrified powertrains, partially offset by increased sales for electrolyzers.
On March 31, 2026, we sold our low pressure fuel cell business to a customer, cancelled future commitments and resolved certain claims against us with that customer resulting in a net payment by us of $175 million. These transactions resulted in a net charge of $199 million which is reflected in other operating expense, net in our Condensed Consolidated Statements of Net Income.
OUTLOOK
The global trade environment, characterized by tariffs, export controls and broader geopolitical tensions, has created significant market volatility while introducing uncertainty around future demand for capital goods as well as potential impacts to our supply chain and our related product costs. Given the breadth, severity and uncertain duration of these global trade measures, our outlook presented below could be negatively impacted by policy-driven volatility. We are proactively taking steps in our supply chain to mitigate impacts where possible and we are working with our customers to pass through incremental costs.
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
•We expect demand for medium-duty and heavy-duty trucks in North America to begin improving over the remainder of 2026.
Challenges
•Increases in costs, tariffs, as well as other inflationary pressures, could negatively impact earnings.
•The potential for trade disruptions (including embargoes, sanctions, export controls and the ongoing conflict in Iran) could cause disruptions in production, further increases in the price of oil and other inputs and could negatively impact earnings.
•The slower adoption of zero-emission solutions reduced Accelera’s near-term revenue outlook, prompting significant restructuring actions in 2024 and 2025 and a refined strategic investment approach. While we anticipate these actions will gradually improve the cost structure, we expect ongoing investments in priority technologies to result in continued near-term operating losses.
Current Regulatory Challenges For 2026 and Beyond
•Changes in government policies (such as reduced incentives, delayed infrastructure mandates or revised emissions standards) may impact Accelera’s ability to compete, scale or recover investments in zero-emission technologies.
•Our engines are subject to extensive statutory and regulatory requirements governing emissions, including greenhouse gas (GHG) standards set by the EPA and fuel consumption standards set by the National Highway Traffic Safety Administration (NHTSA). To comply with these regulations, we utilize banking and trading of regulatory compliance credits. In June 2025, NHTSA published an interpretive rule questioning the current regulatory framework of allowing credits as a compliance vehicle. In July 2025, the EPA published a proposed rule that would repeal GHG emissions standards and thus remove the requirement for vehicle and engine manufacturers to measure, control and report these emissions from vehicles. In February 2026, the EPA finalized the rescission of the 2009 Greenhouse Gas Endangerment Finding and repealed all GHG emission standards for on-highway vehicles and engines with an effective date of April 20, 2026. NHTSA rules currently still allow credits as a compliance vehicle. Depending on NHTSA's future rulemaking as indicated by the June 2025 interpretive rule, we may no longer utilize emission compliance credits on future engines sales and the credits could have a minimal, if any value to us. While the rules will likely be subject to legal challenges, in the period NHTSA finalizes a rule, we could be required to incur a non-cash expense up to the value of our existing credits. At March 31, 2026, we had $99 million of emission compliance credits.
•We are navigating a dynamic regulatory environment in the U.S. that could impact future product launches and we are actively engaged with customers, regulators and suppliers to ensure product development and certification requirements are met while delivering high-quality, dependable products that align with customer needs.

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

Dollars in millions	March 31, 2026	December 31, 2025
Working capital (1)	$7,212	$7,315
Current ratio	1.71	1.76
Accounts and notes receivable, net	$6,528	$5,818
Days' sales in receivables	67	60
Inventories	$6,126	$5,822
Inventory turnover	4.0	4.2
Accounts payable (principally trade)	$4,433	$3,800
Days' payable outstanding	60	58
Total debt	$7,686	$7,552
Total debt as a percent of total capital	36.5%	36.0%

(1) Working capital included cash and cash equivalents.
Cash Flows
Cash and cash equivalents were impacted as follows:

	Three months ended
	March 31,
In millions	2026	2025	Change
Net cash provided by (used in) operating activities	$309	$(3)	$312
Net cash used in investing activities	(10)	(246)	236
Net cash (used in) provided by financing activities	(517)	92	(609)
Effect of exchange rate changes on cash and cash equivalents	(13)	18	(31)
Net decrease in cash and cash equivalents	$(231)	$(139)	$(92)

Net cash provided by operating activities increased $312 million for the three months ended March 31, 2026, versus the comparable period in 2025, primarily due to lower working capital requirements of $382 million. The lower working capital requirements resulted in a cash outflow of $599 million compared to a cash outflow of $981 million in the comparable period of 2025, mainly due to favorable changes in accrued expenses and accounts payable, partially offset by unfavorable changes in accounts and notes receivable.
Net cash used in investing activities decreased $236 million for the three months ended March 31, 2026, versus the comparable period in 2025, primarily due to lower net investments in marketable securities.
Net cash used in financing activities increased $609 million for the three months ended March 31, 2026, versus the comparable period in 2025, primarily due to decreased net borrowings of commercial paper of $485 million and higher repurchases of common stock of $243 million, partially offset by increased proceeds from borrowings of $161 million.
The effect of exchange rate changes on cash and cash equivalents for the three months ended March 31, 2026, versus the comparable period in 2025, declined $31 million primarily due to unfavorable fluctuations in the British pound and Euro.

Sources of Liquidity
We typically generate significant ongoing cash flow and cash provided by operations is generally our principal source of liquidity. Our sources of liquidity include the following:

	March 31, 2026
In millions	Total	U.S.	International	Primary location of international balances
Cash and cash equivalents	$2,614	$861	$1,753	Singapore, China, Australia, Belgium, United Kingdom, Mexico, India, Romania, France and Germany
Marketable securities (1)	568	85	483	India
Total	$3,182	$946	$2,236
Available credit capacity
Revolving credit facilities (2)	$3,651
International and other uncommitted domestic credit facilities	$777

(1) The majority of marketable securities could be liquidated into cash within a few days.
(2) The 5-year credit facility for $2.0 billion and the 3-year credit facility for $2.0 billion, maturing June 2030 and June 2028, respectively, are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. At March 31, 2026, we had $349 million of commercial paper outstanding, which effectively reduced our available capacity under our revolving credit facilities to $3.7 billion.

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
Debt Facilities and Other Sources of Liquidity
Our committed credit facilities provide access up to $4.0 billion from our $2.0 billion 3-year credit facility and our $2.0 billion 5-year facility. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. We intend to maintain credit facilities at the current or higher aggregate amounts by renewing or replacing these facilities at or before expiration. There were no outstanding borrowings under these facilities at March 31, 2026.
Our committed credit facilities also provide access up to $4.0 billion of unsecured, short-term promissory notes (commercial paper) pursuant to the Board of Directors (the Board) authorized commercial paper programs. These programs facilitate the private placement of unsecured short-term debt through third-party brokers. We intend to use the net proceeds from the commercial paper borrowings for general corporate purposes. The total combined borrowing capacity under the revolving credit facilities and commercial paper programs should not exceed $4.0 billion. At March 31, 2026, we had $349 million of commercial paper outstanding, which effectively reduced our available capacity under our revolving credit facilities to $3.7 billion. See NOTE 9, “DEBT,” to our Condensed Consolidated Financial Statements for additional information.
In January 2026, we entered into a series of interest rates swaps to convert $150 million of our senior notes, due in 2054, from a fixed rate of 5.45 percent to a floating rate equal to the daily SOFR plus a spread. See NOTE 13, “DERIVATIVES,” to our Condensed Consolidated Financial Statements for additional information.
As a well-known seasoned issuer, we filed an automatic shelf registration for an undetermined amount of debt and equity securities with the Securities and Exchange Commission (SEC) on February 13, 2025. Under this shelf registration we may offer, from time-to-time, debt securities, common stock, preferred and preference stock, depositary shares, warrants, stock purchase contracts and stock purchase units.

Supply Chain Financing
We currently have supply chain financing programs with financial intermediaries, which provide certain vendors the option to be paid by financial intermediaries earlier than the due date on the applicable invoice. When a vendor utilizes the program and receives an early payment from a financial intermediary, they take a discount on the invoice. We then pay the financial intermediary the face amount of the invoice on the original due date, which generally have 60 to 90 day payment terms. The maximum amount that we could have outstanding under these programs was $564 million at March 31, 2026. We do not reimburse vendors for any costs they incur for participation in the program; their participation is completely voluntary and there are no assets pledged as security or other forms of guarantees provided for the committed payment to the finance provider or intermediary. As a result, all amounts owed to the financial intermediaries are presented as accounts payable in our Condensed Consolidated Balance Sheets. The amount due to the financial intermediaries reflected in accounts payable at March 31, 2026, was $157 million.
Accounts Receivable Sales Program
In May 2024, we entered into an accounts receivable sales agreement with Wells Fargo Bank, N.A., to sell certain accounts receivable up to the Board approved limit of $500 million. There was no activity under the program during the three months ended March 31, 2026.
Uses of Cash
Dividends
We paid dividends of $276 million during the three months ended March 31, 2026.
Capital Expenditures
Capital expenditures for the three months ended March 31, 2026, were $189 million versus $162 million in the comparable period in 2025. We continue to invest in new product lines and targeted capacity expansions. We plan to spend an estimated $1.35 billion to $1.45 billion in 2026 on capital expenditures with over 65 percent of these expenditures expected to be invested in North America.
Current Maturities of Short and Long-Term Debt
We had $349 million of commercial paper outstanding at March 31, 2026, that matures in less than one year. Required annual long-term debt principal payments range from $83 million to $863 million over the next five years (including the remainder of 2026). See NOTE 9, “DEBT,” to our Condensed Consolidated Financial Statements for additional information.
Stock Repurchases
In December 2021, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the $2.0 billion repurchase plan authorized in 2019. In the first three months of March 31, 2026, we made the following purchases under our stock repurchase programs:

In millions (except per share amounts) For each quarter ended	Shares Purchased	Average Cost Per Share	Total Cost of Repurchases	Remaining Authorized Capacity
December 2019, $2 billion repurchase program
March 31	0.4	$539.09	$218	$—

December 2021, $2 billion repurchase program
March 31	0.1	519.00	25	1,975

Total	0.5	536.97	$243

We intend to repurchase outstanding shares from time to time during 2026 to enhance shareholder value.
Settlement of Current and Future Customer Obligations
On March 31, 2026, we sold our low pressure fuel cell business to a customer, cancelled future commitments and resolved certain claims against us with that customer resulting in a net payment by us of $175 million. See NOTE 14, “REPORTABLE SEGMENTS,” to our Condensed Consolidated Financial Statements for additional information.

Pensions
Our global pension plans, including our unfunded and non-qualified plans, were 112 percent funded at December 31, 2025. Our U.S. defined benefit plans (qualified and non-qualified), which represented approximately 70 percent of the worldwide pension obligation, were 115 percent funded, and our U.K. defined benefit plans were 105 percent funded at December 31, 2025. The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans. In the first three months of 2026, the investment loss on our U.S. pension trust was 0.3 percent, while our U.K. pension trusts' loss was 0.5 percent. We anticipate making additional defined benefit pension contributions during the remainder of 2026 of $35 million for our U.S. and U.K. qualified and non-qualified pension plans. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2026 annual net periodic pension cost to approximate $75 million.
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

Management's Assessment of Liquidity
Our financial condition and liquidity remain strong. Our solid balance sheet and credit ratings enable us to have ready access to credit and the capital markets. We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities in combination with access to our revolving credit facilities and commercial paper programs as noted above. We believe our access to the capital markets, our existing cash and marketable securities, operating cash flow and revolving credit facilities provide us with the financial flexibility needed to fund dividend payments, targeted capital expenditures, debt service obligations, common stock repurchases, projected pension obligations, joint venture contributions and acquisitions through 2026 and beyond.
APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
A summary of our significant accounting policies is included in NOTE 1, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” of the Notes to the Consolidated Financial Statements of our 2025 Form 10-K, which discusses accounting policies that we have selected from acceptable alternatives.
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
Critical accounting estimates are defined as follows: the estimate requires management to make assumptions about matters that were highly uncertain at the time the estimate was made; different estimates reasonably could have been used; or if changes in the estimate are reasonably likely to occur from period to period and the change would have a material impact on our financial condition or results of operations. Our senior management has discussed the development and selection of our accounting policies, related accounting estimates and the disclosures set forth below with the Audit Committee of the Board. Our critical accounting estimates disclosed in the Form 10-K address estimating liabilities for warranty programs, assessing goodwill impairment and accounting for income taxes and pension benefits.
A discussion of our critical accounting estimates may be found in the “Management’s Discussion and Analysis” section of our 2025 Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.” Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first three months of 2026.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See NOTE 15, “RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS,” in our Notes to our Condensed Consolidated Financial Statements for additional information.
ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
A discussion of quantitative and qualitative disclosures about market risk may be found in Item 7A of our 2025 Form 10-K. There have been no material changes in this information since the filing of our 2025 Form 10-K.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II.  OTHER INFORMATION
ITEM 1.  Legal Proceedings
The matters described under “Legal Proceedings” in NOTE 11, “COMMITMENTS AND CONTINGENCIES,” to our Condensed Consolidated Financial Statements are incorporated herein by reference.
ITEM 1A.  Risk Factors
In addition to other information set forth in this report, you should consider other risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition or future results. Other than noted below, there have been no material changes to our risks described in our 2025 Annual Report on Form 10-K or the “CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION” in this Quarterly report. Additional risks and uncertainties not currently known to us or that we currently judge to be immaterial also may materially adversely affect our business, financial condition or operating results.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following information is provided pursuant to Item 703 of Regulation S-K:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
January 1 - January 31	—	$—	—	$2,218
February 1 - February 28	—	—	—	2,218
March 1 - March 31	451,837	536.97	451,837	1,975
Total	451,837	536.97	451,837

(1) Shares repurchased under our Key Employee Stock Investment Plan only occur in the event of a participant default, which cannot be predicted, and were excluded from this column.
In December 2021, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the $2.0 billion repurchase plan authorized in 2019. During the three months ended March 31, 2026, we repurchased $218 million of common stock under the 2019 authorization, completing this program, and repurchased $25 million of common stock under the 2021 authorization. The dollar value remaining available for future purchases under the 2021 program at March 31, 2026, was $1.98 billion.
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
ITEM 3.  Defaults Upon Senior Securities
Not applicable.
ITEM 4.  Mine Safety Disclosures
Not applicable.
ITEM 5.  Other Information

(c) During the first quarter of 2026, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

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
* Filed with this quarterly report on Form 10-Q are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Net Income for the three months ended March 31, 2026 and 2025, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and 2025, (iii) the Condensed Consolidated Balance Sheets at March 31, 2026 and December 31, 2025, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, (v) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2026 and 2025, (vi) Notes to Condensed Consolidated Financial Statements and (vii) the information included in Part II. Item 5(c).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cummins Inc.
Date:	May 5, 2026

	By:	/s/ MARK A. SMITH	By:	/s/ LUTHER E. PETERS
		Mark A. Smith		Luther E. Peters
		Vice President and Chief Financial Officer		Vice President-Controller
		(Principal Financial Officer)		(Principal Accounting Officer)