Form 10-Q
period 2026-06-30
CUMMINS INC
filed 2026-08-04
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

As of June 30, 2026, there were 137,664,487 shares of common stock outstanding with a par value of $2.50 per share.

CUMMINS INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION
ITEM 1.  Condensed Consolidated Financial Statements
CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
In millions, except per share amounts	2026	2025	2026	2025
NET SALES (Notes 1 and 2)	$9,457	$8,643	$17,855	$16,817
Cost of sales	6,992	6,362	13,147	12,381
GROSS MARGIN	2,465	2,281	4,708	4,436
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	893	779	1,738	1,550
Research, development and engineering expenses	385	357	743	701
Equity, royalty and interest income from investees (Note 4)	154	118	302	249
Other operating expense, net (Note 14)	62	37	301	74
OPERATING INCOME	1,279	1,226	2,228	2,360
Interest expense	80	87	156	164
Other income, net	94	86	155	146
INCOME BEFORE INCOME TAXES	1,293	1,225	2,227	2,342
Income tax expense (Note 5)	325	297	579	564
CONSOLIDATED NET INCOME	968	928	1,648	1,778
Less: Net income attributable to noncontrolling interests	36	38	62	64
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$932	$890	$1,586	$1,714

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
Basic	$6.76	$6.46	$11.48	$12.45
Diluted	$6.73	$6.43	$11.44	$12.38

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	137.9	137.8	138.1	137.7
Dilutive effect of stock compensation awards	0.6	0.7	0.5	0.7
Diluted	138.5	138.5	138.6	138.4

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2026	2025	2026	2025
CONSOLIDATED NET INCOME	$968	$928	$1,648	$1,778
Other comprehensive income (loss), net of tax (Note 12)
Change in pension and other postretirement defined benefit plans	8	7	(7)	(20)
Foreign currency translation adjustments	23	197	(86)	314
Unrealized gain (loss) on derivatives	8	(3)	5	(12)
Total other comprehensive income (loss), net of tax	39	201	(88)	282
COMPREHENSIVE INCOME	1,007	1,129	1,560	2,060
Less: Comprehensive income attributable to noncontrolling interests	38	40	36	68
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUMMINS INC.	$969	$1,089	$1,524	$1,992

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except par value	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$3,179	$2,845
Marketable securities (Note 6)	745	764
Total cash, cash equivalents and marketable securities	3,924	3,609
Accounts and notes receivable, net	6,585	5,818
Inventories (Note 7)	6,397	5,822
Prepaid expenses and other current assets	1,528	1,676
Total current assets	18,434	16,925
Long-term assets
Property, plant and equipment	13,236	12,919
Accumulated depreciation	(6,223)	(5,961)
Property, plant and equipment, net	7,013	6,958
Investments and advances related to equity method investees	2,265	2,133
Goodwill	2,222	2,224
Other intangible assets, net	2,168	2,167
Pension assets	1,008	1,033
Other assets (Note 8)	2,520	2,552
Total assets	$35,630	$33,992

LIABILITIES
Current liabilities
Accounts payable (principally trade)	$4,654	$3,800
Loans payable (Note 9)	459	313
Commercial paper (Note 9)	348	353
Current maturities of long-term debt (Note 9)	151	94
Accrued compensation, benefits and retirement costs	812	825
Current portion of accrued product warranty (Note 10)	658	693
Current portion of deferred revenue (Note 2)	1,592	1,606
Other accrued expenses (Note 8)	1,999	1,926
Total current liabilities	10,673	9,610
Long-term liabilities
Long-term debt (Note 9)	6,737	6,792
Deferred revenue (Note 2)	1,066	1,054
Other liabilities (Note 8)	3,248	3,128
Total liabilities	$21,724	$20,584

Commitments and contingencies (Note 11)

EQUITY
Cummins Inc. shareholders’ equity
Common stock, $2.50 par value, 500 shares authorized, 222.5 and 222.5 shares issued	$2,626	$2,673
Retained earnings	23,650	22,616
Treasury stock, at cost, 84.9 and 84.4 shares	(11,089)	(10,662)
Accumulated other comprehensive loss (Note 12)	(2,340)	(2,278)
Total Cummins Inc. shareholders’ equity	12,847	12,349
Noncontrolling interests	1,059	1,059
Total equity	$13,906	$13,408
Total liabilities and equity	$35,630	$33,992
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
In millions	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$1,648	$1,778
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	563	548
Deferred income taxes	15	(138)
Equity in income of investees, net of dividends	(116)	(88)
Pension and OPEB expense (Note 3)	37	39
Pension contributions and OPEB payments (Note 3)	(28)	(26)
Changes in current assets and liabilities, net of acquisitions and divestiture
Accounts and notes receivable	(738)	(643)
Inventories	(612)	(436)
Other current assets	(37)	(172)
Accounts payable	860	148
Accrued expenses	150	(244)
Other, net	66	16
Net cash provided by operating activities	1,808	782

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(438)	(393)
Investments in marketable securities—acquisitions	(633)	(783)
Investments in marketable securities—liquidations (Note 6)	641	636
Other, net	1	(75)
Net cash used in investing activities	(429)	(615)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	320	2,146
Net payments of commercial paper	(5)	(906)
Payments on borrowings and finance lease obligations	(248)	(210)
Dividend payments on common stock	(552)	(502)
Repurchases of common stock	(468)	—
Payments for purchase of redeemable noncontrolling interests	—	(55)
Other, net	(88)	(49)
Net cash (used in) provided by financing activities	(1,041)	424
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(4)	57
Net increase in cash and cash equivalents	334	648
Cash and cash equivalents at beginning of year	2,845	1,671
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,179	$2,319

 The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Three months ended
In millions, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT MARCH 31, 2026	$556	$2,046	$22,994	$(10,868)	$(2,377)	$12,351	$1,021	$13,372
Net income			932			932	36	968
Other comprehensive income, net of tax (Note 12)					37	37	2	39
Issuance of common stock		1				1	—	1
Repurchases of common stock				(225)		(225)	—	(225)
Cash dividends on common stock, $2.00 per share			(276)			(276)	—	(276)
Share-based awards		1		3		4	—	4
Other shareholder transactions		22		1		23	—	23
BALANCE AT JUNE 30, 2026	$556	$2,070	$23,650	$(11,089)	$(2,340)	$12,847	$1,059	$13,906

BALANCE AT MARCH 31, 2025	$556	$2,044	$21,401	$(10,711)	$(2,366)	$10,924	$1,047	$11,971
Net income			890			890	38	928
Other comprehensive income, net of tax (Note 12)					199	199	2	201
Issuance of common stock		1				1	—	1
Cash dividends on common stock, $1.82 per share			(251)			(251)	—	(251)
Distributions to noncontrolling interests						—	(1)	(1)
Share-based awards		1		1		2	—	2
Other shareholder transactions		22		2		24	(2)	22
BALANCE AT JUNE 30, 2025	$556	$2,068	$22,040	$(10,708)	$(2,167)	$11,789	$1,084	$12,873

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

	Six months ended
In millions, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2025	$556	$2,117	$22,616	$(10,662)	$(2,278)	$12,349	$1,059	$13,408
Net income			1,586			1,586	62	1,648
Other comprehensive loss, net of tax (Note 12)					(62)	(62)	(26)	(88)
Issuance of common stock		1				1	—	1
Repurchases of common stock				(468)		(468)	—	(468)
Cash dividends on common stock, $4.00 per share			(552)			(552)	—	(552)
Distributions to noncontrolling interests						—	(36)	(36)
Share-based awards		(27)		39		12	—	12
Other shareholder transactions		(21)		2		(19)	—	(19)
BALANCE AT JUNE 30, 2026	$556	$2,070	$23,650	$(11,089)	$(2,340)	$12,847	$1,059	$13,906

BALANCE AT DECEMBER 31, 2024	$556	$2,080	$20,828	$(10,748)	$(2,445)	$10,271	$1,037	$11,308
Net income			1,714			1,714	64	1,778
Other comprehensive income, net of tax (Note 12)					278	278	4	282
Issuance of common stock		1				1	—	1
Cash dividends on common stock, $3.64 per share			(502)			(502)	—	(502)
Distributions to noncontrolling interests						—	(32)	(32)
Share-based awards		(18)		36		18	—	18
Other shareholder transactions		5		4		9	11	20
BALANCE AT JUNE 30, 2025	$556	$2,068	$22,040	$(10,708)	$(2,167)	$11,789	$1,084	$12,873

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
Weighted-Average Diluted Shares Outstanding
The weighted-average diluted common shares outstanding exclude the anti-dilutive effect of certain stock options. The options excluded from diluted earnings per share were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Options excluded	342	11,267	942	6,958

Related Party Transactions
In accordance with the provisions of various joint venture agreements, we may purchase products and components from our joint ventures, sell products and components to our joint ventures and our joint ventures may sell products and components to unrelated parties.
The following is a summary of sales to and purchases from nonconsolidated equity investees:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2026	2025	2026	2025
Sales to nonconsolidated equity investees	$458	$411	$911	$799
Purchases from nonconsolidated equity investees	688	564	1,279	1,164

The following is a summary of accounts receivable from and accounts payable to nonconsolidated equity investees:

In millions	June 30, 2026	December 31, 2025	Balance Sheet Location
Accounts receivable from nonconsolidated equity investees	$518	$523	Accounts and notes receivable, net
Accounts payable to nonconsolidated equity investees	451	263	Accounts payable (principally trade)

Supply Chain Financing
We currently have supply chain financing programs with financial intermediaries, which provide certain vendors the option to be paid by financial intermediaries earlier than the due date on the applicable invoice. When a vendor utilizes the program and receives an early payment from a financial intermediary, they take a discount on the invoice. We then pay the financial intermediary the face amount of the invoice on the original due date, which generally have 60 to 90 day payment terms. The maximum amount that we could have outstanding under these programs was $564 million at June 30, 2026. We do not reimburse vendors for any costs they incur for participation in the program; their participation is completely voluntary and there are no assets pledged as security or other forms of guarantees provided for the committed payment to the finance provider or intermediary. As a result, all amounts owed to the financial intermediaries are presented as accounts payable in our Condensed Consolidated Balance Sheets. Amounts due to the financial intermediaries reflected in accounts payable at June 30, 2026 and December 31, 2025, were $171 million and $153 million, respectively.
NOTE 2. REVENUE FROM CONTRACTS WITH CUSTOMERS
Long-term Contracts
We have certain arrangements, primarily long-term maintenance agreements, construction contracts, product sales with associated performance obligations extending beyond a year, product sales with lead times extending beyond one year that are non-cancellable or for which the customer incurs a penalty for cancellation and extended warranty coverage arrangements that span a period in excess of one year. The aggregate amount of the transaction price for these contracts, excluding extended warranty coverage arrangements, at June 30, 2026, was $7.6 billion. We expect to recognize the related revenue of $4.1 billion over the next 12 months and $3.5 billion over periods up to 10 years. See NOTE 10, “PRODUCT WARRANTY LIABILITY,” for additional disclosures on extended warranty coverage arrangements. Our other contracts generally are for a duration of less than one year, include payment terms that correspond to the timing of costs incurred when providing goods and services to our customers or represent sales-based royalties.
Deferred and Unbilled Revenue
The following is a summary of our unbilled and deferred revenue and related activity:

In millions	June 30, 2026	December 31, 2025
Unbilled revenue	$328	$439
Deferred revenue	2,658	2,660

We recognized revenue of $305 million and $824 million for the three and six months ended June 30, 2026, compared with $242 million and $592 million for the comparable periods in 2025, that was included in the deferred revenue balance at the beginning of each year. We did not record any impairment losses on our unbilled revenues during the three and six months ended June 30, 2026 or 2025.
Disaggregation of Revenue
Consolidated Revenue
The table below presents our consolidated net sales by country based on the location of the customer:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2026	2025	2026	2025
United States	$5,305	$4,865	$9,802	$9,615
China	1,074	826	2,074	1,605
India	446	415	917	841
Other international	2,632	2,537	5,062	4,756
Total net sales	$9,457	$8,643	$17,855	$16,817
Segment Revenue
Engine segment external sales by market were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2026	2025	2026	2025
Heavy-duty truck	$739	$727	$1,302	$1,381
Medium-duty truck and bus	772	676	1,385	1,376
Light-duty automotive	490	482	938	907
Total on-highway	2,001	1,885	3,625	3,664
Off-highway	348	277	690	538
Total sales	$2,349	$2,162	$4,315	$4,202
Components segment external sales by business were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2026	2025	2026	2025
Drivetrain and braking systems	$1,119	$1,094	$2,037	$2,150
Emission solutions	853	777	1,660	1,568
Components and software	335	301	660	607
Automated transmissions	124	123	212	240
Total sales	$2,431	$2,295	$4,569	$4,565

Distribution segment external sales by region were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2026	2025	2026	2025
North America	$2,353	$2,074	$4,521	$4,173
Asia Pacific	319	280	646	520
Europe	300	323	603	592
China	130	123	250	236
India	92	91	176	163
Africa and Middle East	70	60	126	119
Latin America	56	83	107	133
Total sales	$3,320	$3,034	$6,429	$5,936
Distribution segment external sales by product line were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2026	2025	2026	2025
Power generation	$1,377	$1,200	$2,648	$2,290
Parts	1,078	1,011	2,141	2,037
Service	470	439	903	855
Engines	395	384	737	754
Total sales	$3,320	$3,034	$6,429	$5,936
Power Systems segment external sales by product line were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2026	2025	2026	2025
Power generation	$744	$584	$1,384	$1,029
Industrial	298	298	591	582
Generator technologies	175	172	335	315
Total sales	$1,217	$1,054	$2,310	$1,926
NOTE 3. PENSIONS AND OTHER POSTRETIREMENT BENEFITS
We sponsor funded and unfunded domestic and foreign defined benefit pension and other postretirement benefit (OPEB) plans. Contributions to these plans were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2026	2025	2026	2025
Defined benefit pension contributions	$12	$11	$24	$23
OPEB payments, net	3	2	4	3
Defined contribution pension plans	25	27	69	76

We anticipate making additional defined benefit pension contributions during the remainder of 2026 of $23 million for our U.S. and U.K. qualified and non-qualified pension plans. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2026 annual net periodic pension cost to approximate $75 million.

The components of net periodic pension and OPEB expense under our plans were as follows:

	Pension
	U.S. Plans		U.K. Plans		OPEB
	Three months ended June 30,
In millions	2026	2025	2026	2025	2026	2025
Service cost	$34	$33	$4	$3	$—	$—
Interest cost	44	44	19	20	1	2
Expected return on plan assets	(70)	(67)	(25)	(23)	—	—
Amortization of prior service cost	1	—	1	1	—	—
Recognized net actuarial loss (gain)	2	3	8	6	(1)	(2)
Net periodic benefit expense	$11	$13	$7	$7	$—	$—

	Pension
	U.S. Plans		U.K. Plans		OPEB
	Six months ended June 30,
In millions	2026	2025	2026	2025	2026	2025
Service cost	$69	$66	$7	$7	$—	$—
Interest cost	88	87	39	38	2	3
Expected return on plan assets	(140)	(134)	(50)	(45)	—	—
Amortization of prior service cost	1	1	1	1	—	—
Recognized net actuarial loss (gain)	5	5	17	13	(2)	(3)
Net periodic benefit expense	$23	$25	$14	$14	$—	$—

NOTE 4. EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES
Equity, royalty and interest income from investees, net of applicable taxes, was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2026	2025	2026	2025
Manufacturing entities
Chongqing Cummins Engine Company, Ltd.	$29	$22	$58	$45
Dongfeng Cummins Engine Company, Ltd.	27	19	50	39
Beijing Foton Cummins Engine Co., Ltd.	22	15	43	30
Tata Cummins, Ltd.	8	7	20	17
All other manufacturers	19	14	35	21
Distribution entities
Komatsu Cummins Chile, Ltda.	18	15	32	29
All other distributors	6	4	14	12
Cummins share of net income	129	96	252	193
Royalty and interest income	25	22	50	56
Equity, royalty and interest income from investees	$154	$118	$302	$249

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
During the first quarter of 2026, expectations on electric vehicle demand in the commercial vehicle market continued to change. As a result, the joint venture partners agreed to finish building out the facility while delaying the timing for installing the manufacturing capacity. At this time, the production start date is uncertain. We evaluated the recoverability of our investment for a potential impairment and concluded that no impairment currently exists. As of June 30, 2026, we contributed $412 million and are contractually committed to future contributions of $418 million. The timing of those future contributions is uncertain. Our investment balance at June 30, 2026, net of operating losses, was $350 million. We will continue to monitor future events and developments that could impact our assessment of fair value which could result in an impairment in the future.
NOTE 5. INCOME TAXES
Our effective tax rates for the three and six months ended June 30, 2026, were 25.1 percent and 26.0 percent, respectively. Our effective tax rates for the three and six months ended June 30, 2025, were 24.2 percent and 24.1 percent, respectively.
The three months ended June 30, 2026, contained net unfavorable discrete items of $29 million, primarily due to $17 million of unfavorable return to provision adjustments and $12 million of other net unfavorable discrete tax items.
The six months ended June 30, 2026, had an unfavorable discrete tax impact due to the $199 million loss on sale of business and settlement of current and future customer obligations for which no tax benefit was recognized. Other discrete items were net unfavorable $22 million, primarily due to $23 million of unfavorable return to provision adjustments, partially offset by $1 million of other net favorable discrete tax items. See NOTE 14, “REPORTABLE SEGMENTS,” for additional information on loss on sale of business and settlement of current and future customer obligations.
The three months ended June 30, 2025, contained net favorable discrete tax items of $3 million, primarily due to $4 million of favorable adjustments for uncertain tax positions, partially offset by $1 million of other unfavorable adjustments.
The six months ended June 30, 2025, contained net favorable discrete tax items of $10 million, primarily due to $8 million of favorable adjustments for share-based compensation tax benefits and $5 million of favorable adjustments for uncertain tax positions, partially offset by $3 million of other unfavorable tax items.

NOTE 6. MARKETABLE SECURITIES
A summary of marketable securities, all of which were classified as current, was as follows:

	June 30, 2026			December 31, 2025
In millions	Cost	Gross unrealized gains/(losses) (1)	Estimated fair value	Cost	Gross unrealized gains/(losses) (1)	Estimated fair value
Equity securities
Level 1
Publicly-traded shares	$—	$—	$—	$7	$(7)	$—
Level 2
Debt mutual funds	443	14	457	416	10	426
Certificates of deposit	238	—	238	280	—	280
Equity mutual funds	11	13	24	13	11	24
Debt securities	26	—	26	34	—	34
Marketable securities	$718	$27	$745	$750	$14	$764

(1) Unrealized gains and losses for debt securities are recorded in other comprehensive income while unrealized gains and losses for equity securities are recorded in our Condensed Consolidated Statements of Net Income.

The fair value of Level 1 securities is derived from the market price at the end of the period. The fair value of Level 2 securities is estimated using actively quoted prices for similar instruments from brokers and observable inputs where available, including market transactions and third-party pricing services, or net asset values provided to investors. We do not currently have any Level 3 securities, and there were no transfers between levels during the six months ended June 30, 2026, or the year ended December 31, 2025. All debt securities are Level 2 and classified as available-for-sale.

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
The proceeds from sales and maturities of marketable securities were as follows:

	Six months ended
	June 30,
In millions	2026	2025
Proceeds from sales of marketable securities	$527	$562
Proceeds from maturities of marketable securities	114	74
Investments in marketable securities - liquidations	$641	$636

NOTE 7. INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Inventories included the following:

In millions	June 30, 2026	December 31, 2025
Finished products	$3,368	$3,091
Work-in-process and raw materials	3,250	2,987
Inventories at FIFO cost	6,618	6,078
Excess of FIFO over LIFO	(221)	(256)
Inventories	$6,397	$5,822
NOTE 8. SUPPLEMENTAL BALANCE SHEET DATA
Other assets included the following:

In millions	June 30, 2026	December 31, 2025
Deferred income taxes	$1,054	$1,063
Operating lease assets	566	537
Corporate-owned life insurance	446	454
Other	454	498
Other assets	$2,520	$2,552
Other accrued expenses included the following:

In millions	June 30, 2026	December 31, 2025
Marketing accruals	$370	$346
Other taxes payable	281	318
Income taxes payable	177	156
Current portion of operating lease liabilities	141	138
Other	1,030	968
Other accrued expenses	$1,999	$1,926
Other liabilities included the following:

In millions	June 30, 2026	December 31, 2025
Accrued product warranty	$943	$887
Operating lease liabilities	450	424
Pensions	443	443
Deferred income taxes	381	388
Accrued compensation	211	210
Long-term derivative liabilities	97	72
Other postretirement benefits	92	94
Other	631	610
Other liabilities	$3,248	$3,128

NOTE 9. DEBT
Loans Payable and Commercial Paper
Loans payable, commercial paper and the related weighted-average interest rates were as follows:

In millions	June 30, 2026	December 31, 2025
Loans payable (1)	$459	$313
Commercial paper (2)	348	353

(1) Loans payable consist primarily of loans payable to various international and domestic financial institutions. It is not practicable to aggregate these notes and calculate a quarterly weighted-average interest rate.

(2) The weighted-average interest rate, inclusive of all brokerage fees, was 3.23 percent and 3.20 percent at June 30, 2026 and December 31, 2025, respectively.
We can issue up to $4.0 billion of unsecured, short-term promissory notes (commercial paper) pursuant to the Board of Directors (the Board) authorized commercial paper programs. These programs facilitate the private placement of unsecured short-term debt through third-party brokers. We intend to use the net proceeds from the commercial paper borrowings for general corporate purposes.
Revolving Credit Facilities
Our committed credit facilities provide access up to $4.0 billion from our $2.0 billion 3-year credit facility and our $2.0 billion 5-year facility. We intend to maintain credit facilities at the current or higher aggregate amounts by renewing or replacing these facilities at or before expiration. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. There were no outstanding borrowings under these facilities at June 30, 2026 and December 31, 2025. At June 30, 2026, the $348 million of outstanding commercial paper effectively reduced the $4.0 billion of revolving credit capacity to $3.7 billion.
At June 30, 2026, we also had an additional $781 million available for borrowings under our uncommitted international and other domestic credit facilities.

Long-term Debt
A summary of long-term debt was as follows:

In millions	Interest Rate	June 30, 2026	December 31, 2025
Long-term debt
Debentures, due 2027	6.75%	$58	$58
Debentures, due 2028	7.125%	250	250
Senior notes, due 2028	4.25%	300	300
Senior notes, due 2029	4.90%	500	500
Senior notes, due 2030 (1)	1.50%	850	850
Senior notes, due 2031	4.70%	700	700
Senior notes, due 2034	5.15%	750	750
Senior notes, due 2035	5.30%	1,000	1,000
Senior notes, due 2043	4.875%	500	500
Senior notes, due 2050	2.60%	650	650
Senior notes, due 2054 (1)	5.45%	1,000	1,000
Debentures, due 2098 (2)	5.65%	165	165
Other debt		197	175
Unamortized discount and deferred issuance costs		(87)	(91)
Fair value adjustments due to hedge on indebtedness		(77)	(57)
Finance leases		132	136
Total long-term debt		6,888	6,886
Less: Current maturities of long-term debt		151	94
Long-term debt		$6,737	$6,792

(1) We entered into interest rate swaps on the noted debt instruments to effectively convert from a fixed rate to a floating rate. See "Interest Rate Risk" in NOTE 13, “DERIVATIVES,” for additional information.

(2) The effective interest rate is 7.48 percent.
Principal payments required on long-term debt during the next five years are as follows:

In millions	2026	2027	2028	2029	2030
Principal payments	$63	$155	$632	$541	$864
Shelf Registration
As a well-known seasoned issuer, we filed an automatic shelf registration for an undetermined amount of debt and equity securities with the SEC on February 13, 2025. Under this shelf registration we may offer, from time-to-time, debt securities, common stock, preferred and preference stock, depositary shares, warrants, stock purchase contracts and stock purchase units.
Interest Rate Risk
In the first half of 2026, we entered into a series of interest rates swaps to convert $350 million of our senior notes, due in 2054, from a fixed rate of 5.45 percent to a floating rate equal to the daily Secured Overnight Financing Rate (SOFR) plus a spread. See NOTE 13, “DERIVATIVES,” for additional information.

Fair Value of Debt
Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair values and carrying values of total debt, including current maturities, were as follows:

In millions	June 30, 2026	December 31, 2025
Fair value of total debt (1)	$7,382	$7,337
Carrying value of total debt	7,695	7,552

(1) The fair value of debt is derived from Level 2 input measures.
NOTE 10. PRODUCT WARRANTY LIABILITY
A tabular reconciliation of the product warranty liability, including the deferred revenue related to our extended warranty coverage and accrued product campaigns, was as follows:

	Six months ended
	June 30,
In millions	2026	2025
Balance at beginning of year	$2,778	$2,623
Provision for base warranties issued	337	316
Deferred revenue on extended warranty contracts sold	195	213
Provision for product campaigns issued	33	20
Payments made during period	(386)	(358)
Amortization of deferred revenue on extended warranty contracts	(158)	(144)
Changes in estimates for pre-existing product warranties and campaigns	36	30
Foreign currency translation adjustments and other	1	(7)
Balance at end of period	$2,836	$2,693
We recognized supplier recoveries of $4 million and $18 million for the three and six months ended June 30, 2026, compared with $13 million and $19 million for the comparable periods in 2025.
Warranty related deferred revenues and warranty liabilities on our Condensed Consolidated Balance Sheets were as follows:

In millions	June 30, 2026	December 31, 2025	Balance Sheet Location
Deferred revenue related to extended coverage programs
Current portion	$305	$303	Current portion of deferred revenue
Long-term portion	930	895	Deferred revenue
Total	$1,235	$1,198

Product warranty
Current portion	$658	$693	Current portion of accrued product warranty
Long-term portion	943	887	Other liabilities
Total	$1,601	$1,580

Total warranty accrual	$2,836	$2,778

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
Commitments
Periodically, we enter into guarantee arrangements, including guarantees of non-U.S. distributor financings, residual value guarantees on equipment under operating leases and other miscellaneous guarantees of joint ventures or third-party obligations. At June 30, 2026, the maximum potential loss related to these guarantees was $50 million.
We have arrangements with certain suppliers or other third parties that require us to purchase minimum volumes or be subject to monetary penalties. At June 30, 2026, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $556 million. These arrangements enable us to secure supplies of critical components and IT services. We do not currently anticipate paying any penalties under these contracts.
We enter into physical forward contracts with suppliers of platinum and palladium to purchase certain volumes of the commodities at contractually stated prices for various periods, which generally fall within two years. At June 30, 2026, the total commitments under these contracts were $90 million. These arrangements enable us to guarantee the purchase prices of these commodities, which otherwise are subject to market volatility.

We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations or compensate for monetary losses related to nonperformance. These performance bonds and other performance-related guarantees were $257 million at June 30, 2026.
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

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE LOSS
Following are the changes in accumulated other comprehensive (loss) income by component for the three and six months ended:

	Three months ended
In millions	Change in pension and OPEB plans	Foreign currency translation adjustment	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at March 31, 2026	$(927)	$(1,541)	$91	$(2,377)
Other comprehensive (loss) income before reclassifications
Before-tax amount	(1)	18	13	30	$2	$32
Tax benefit (expense)	—	3	(3)	—	—	—
After-tax amount	(1)	21	10	30	2	32
Amounts reclassified from accumulated other comprehensive income (loss) (1)	9	—	(2)	7	—	7
Net current period other comprehensive income	8	21	8	37	$2	$39
Balance at June 30, 2026	$(919)	$(1,520)	$99	$(2,340)

Balance at March 31, 2025	$(870)	$(1,602)	$106	$(2,366)
Other comprehensive income (loss) before reclassifications
Before-tax amount	—	173	3	176	$2	$178
Tax benefit (expense)	—	22	(1)	21	—	21
After-tax amount	—	195	2	197	2	199
Amounts reclassified from accumulated other comprehensive income (loss) (1)	7	—	(5)	2	—	2
Net current period other comprehensive income (loss)	7	195	(3)	199	$2	$201
Balance at June 30, 2025	$(863)	$(1,407)	$103	$(2,167)

(1) Amounts are net of tax. Reclassifications out of accumulated other comprehensive (loss) income and the related tax effects are immaterial for separate disclosure.

	Six months ended
In millions	Change in pension and OPEB plans	Foreign currency translation adjustment	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at December 31, 2025	$(912)	$(1,460)	$94	$(2,278)
Other comprehensive (loss) income before reclassifications
Before-tax amount	(32)	(58)	10	(80)	$(26)	$(106)
Tax benefit (expense)	7	(2)	(2)	3	—	3
After-tax amount	(25)	(60)	8	(77)	(26)	(103)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	18	—	(3)	15	—	15
Net current period other comprehensive (loss) income	(7)	(60)	5	(62)	$(26)	$(88)
Balance at June 30, 2026	$(919)	$(1,520)	$99	$(2,340)

Balance at December 31, 2024	$(843)	$(1,717)	$115	$(2,445)
Other comprehensive (loss) income before reclassifications
Before-tax amount	(44)	277	1	234	$4	$238
Tax benefit	10	33	—	43	—	43
After-tax amount	(34)	310	1	277	4	281
Amounts reclassified from accumulated other comprehensive income (loss) (1)	14	—	(13)	1	—	1
Net current period other comprehensive (loss) income	(20)	310	(12)	278	$4	$282
Balance at June 30, 2025	$(863)	$(1,407)	$103	$(2,167)

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
Foreign Currency Exchange Rate Risk
We had foreign currency forward contracts with notional amounts of $4.8 billion at June 30, 2026, with the following currencies comprising 81 percent of outstanding foreign currency forward contracts: British pound, Chinese renminbi, Australian dollar, Canadian dollar and Swedish krona. We had foreign currency forward contracts with notional amounts of $5.2 billion at December 31, 2025, with the following currencies comprising 82 percent of outstanding foreign currency forward contracts: British pound, Chinese renminbi, Euro, Australian dollar and Canadian dollar.
We are further exposed to foreign currency exchange risk as many of our subsidiaries are subject to fluctuations as the functional currencies of the underlying entities are not our U.S. dollar reporting currency. To help reduce volatility in the equity value of our subsidiaries, we enter into foreign exchange forwards designated as net investment hedges for certain of our investments. Under the terms of our foreign exchange forwards, we agreed with third parties to sell British pounds, Chinese renminbi and Euros in exchange for U.S. dollar currency at a specified rate at the maturity of the contract. The notional amount of these hedges at June 30, 2026, was $1.1 billion. We also enter into cross-currency interest rate swaps designated as net investment hedges for certain of our investments to help reduce volatility in the equity value of our subsidiaries. Under the current terms of our cross-currency interest rate swaps, we generally pay fixed-rate interest in Euros or Chinese renminbi and receive fixed-rate interest in U.S. dollars. The notional amount of these hedges at June 30, 2026, was $500 million.
The following table summarizes the losses recognized in accumulated other comprehensive loss (AOCL):

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2026	2025	2026	2025
Foreign exchange forwards (1)	$(7)	$(45)	$(2)	$(69)
Cross-currency interest rate swaps (1)	(8)	(8)	(9)	(8)

(1) There were no material gains or losses reclassified from AOCL into earnings for the three and six months ended June 30, 2026.
Interest Rate Risk
In 2021, we entered into a series of interest rate swaps to effectively convert $765 million of our $850 million senior notes, due in 2030, from a fixed rate of 1.50 percent to a floating rate currently equal to the three-month SOFR.
In the fourth quarter of 2025 and the first half of 2026, we entered into $150 million and $350 million, respectively, of interest rate swaps. These series of swaps effectively convert a portion of our senior notes, due in 2054, from a fixed rate of 5.45 percent to a floating rate equal to the daily SOFR plus a spread, of which $50 million matures in 2036, $250 million matures in 2041 and $200 million matures in 2046.
We designated the swaps as fair value hedges. The gain or loss on these derivative instruments, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, were recognized in current income as interest expense. The interest rate swaps on our 2030 debt and 2054 debt had notional amounts outstanding at June 30, 2026 of $680 million and $500 million, respectively.

The following table summarizes the gains and losses:

	Three months ended				Six months ended
	June 30,				June 30,
In millions	2026		2025		2026		2025
Type of Swap	Gain (Loss) on Swaps	Gain (Loss) on Borrowings	Gain (Loss) on Swaps	Gain (Loss) on Borrowings	Gain (Loss) on Swaps	Gain (Loss) on Borrowings	Gain (Loss) on Swaps	Gain (Loss) on Borrowings
Interest rate swaps (1)	$(11)	$12	$10	$(12)	$(13)	$18	$27	$(26)

(1) The difference between the gain (loss) on swaps and borrowings represents hedge ineffectiveness.
Derivatives Not Designated as Hedging Instruments
The following table summarizes the effect on our Condensed Consolidated Statements of Net Income for derivative instruments not designated as hedging instruments:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2026	2025	2026	2025
Loss recognized in income - Cost of sales (1)	$—	$(1)	$—	$(4)
Gain (loss) recognized in income - Other income, net (1)	15	89	(5)	150

(1) Includes foreign currency forward contracts.
Fair Value Amount and Location of Derivative Instruments
The following table summarizes the location and fair value of derivative instruments on our Condensed Consolidated Balance Sheets:

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
In millions	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Notional amount	$4,158	$3,241	$3,607	$4,316

Derivative assets
Prepaid expenses and other current assets (1)	$33	$16	$37	$39

Derivative liabilities
Other accrued expenses	$22	$29	$3	$3
Other liabilities	97	72	—	—
Total derivative liabilities (1)	$119	$101	$3	$3

(1) Estimates of the fair value of all derivative assets and liabilities above are derived from Level 2 inputs, which are estimated using actively quoted prices for similar instruments from brokers and observable inputs where available, including market transactions and third-party pricing services, or net asset values provided to investors. We do not currently have any Level 3 input measures and there were no transfers into or out of Level 2 or 3 during the six months ended June 30, 2026, or the year ended December 31, 2025.

We elected to present our derivative contracts on a gross basis in our Condensed Consolidated Balance Sheets. Had we chosen to present on a net basis, we would have derivatives in a net asset position of $22 million and $20 million and derivatives in a net liability position of $74 million and $69 million at June 30, 2026 and December 31, 2025, respectively.
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

Summarized financial information regarding our reportable segments for the three and six months ended June 30, 2026 and 2025 is shown in the table below:

In millions	Engine	Components	Distribution	Power Systems	Accelera	Total Segments
Three months ended June 30, 2026
External sales	$2,349	$2,431	$3,320	$1,217	$140	$9,457
Intersegment sales	735	460	6	1,038	5	2,244
Total sales	3,084	2,891	3,326	2,255	145	11,701
Cost of goods sold (excluding warranty expenses)	2,337	2,300	2,633	1,516	151	8,937
Warranty expenses	100	62	14	25	30	231
Selling expenses	69	52	175	50	5	351
Administrative expenses	173	141	110	106	12	542
Research, development and engineering expenses	181	88	15	79	22	385
Equity, royalty and interest income (loss) from investees	79	10	34	34	(3)	154
Other income (expense) (1)	6	(3)	4	4	1	12
Add back: Depreciation and amortization (2)	77	126	34	35	8	280
Segment EBITDA	$386	$381	$451	$552	$(69)	$1,701

Interest income (3)	$10	$11	$7	$5	$—	$33

Three months ended June 30, 2025
External sales	$2,162	$2,295	$3,034	$1,054	$98	$8,643
Intersegment sales	737	410	7	835	7	1,996
Total sales	2,899	2,705	3,041	1,889	105	10,639
Cost of goods sold (excluding warranty expenses)	2,168	2,161	2,419	1,290	132	8,170
Warranty expenses	119	28	5	26	12	190
Selling expenses	61	40	154	41	7	303
Administrative expenses	146	121	89	106	14	476
Research, development and engineering expenses	151	77	14	69	46	357
Equity, royalty and interest income (loss) from investees	60	10	26	27	(5)	118
Other income (expense) (1)	18	(18)	27	11	(2)	36
Add back: Depreciation and amortization (2)	68	127	32	35	13	275
Segment EBITDA	$400	$397	$445	$430	$(100)	$1,572

Interest income (3)	$8	$10	$7	$4	$1	$30

In millions	Engine	Components	Distribution	Power Systems	Accelera		Total Segments
Six months ended June 30, 2026
External sales	$4,315	$4,569	$6,429	$2,310	$232		$17,855
Intersegment sales	1,441	852	13	1,901	14		4,221
Total sales	5,756	5,421	6,442	4,211	246		22,076
Cost of goods sold (excluding warranty expenses)	4,411	4,324	5,096	2,744	272		16,847
Warranty expenses	193	89	21	42	43		388
Selling expenses	138	99	339	98	11		685
Administrative expenses	335	275	214	207	22		1,053
Research, development and engineering expenses	345	169	30	145	54		743
Equity, royalty and interest income (loss) from investees	159	20	62	70	(9)		302
Other income (expense) (1)	23	(21)	22	13	(198)	(4)	(161)
Add back: Depreciation and amortization (2)	149	254	69	71	17		560
Segment EBITDA	$665	$718	$895	$1,129	$(346)	(4)	$3,061

Interest income (3)	$20	$22	$13	$10	$—		$65

Six months ended June 30, 2025
External sales	$4,202	$4,565	$5,936	$1,926	$188		$16,817
Intersegment sales	1,468	810	12	1,612	20		3,922
Total sales	5,670	5,375	5,948	3,538	208		20,739
Cost of goods sold (excluding warranty expenses)	4,204	4,300	4,751	2,380	253		15,888
Warranty expenses	204	54	11	58	20		347
Selling expenses	120	81	311	87	14		613
Administrative expenses	284	240	180	206	27		937
Research, development and engineering expenses	306	152	28	126	89		701
Equity, royalty and interest income (loss) from investees	133	17	54	56	(11)		249
Other income (expense) (1)	38	(35)	36	14	(5)		48
Add back: Depreciation and amortization (2)	135	249	64	68	25		541
Segment EBITDA	$858	$779	$821	$819	$(186)		$3,091

Interest income (3)	$18	$17	$12	$8	$1		$56

(1) Other income (expense) includes other operating expense, net and other income, net (excluding unallocated corporate expenses) from our Condensed Consolidated Statements of Net Income.
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
(4) In the first quarter of 2026, we sold our low pressure fuel cell business to a customer, cancelled future commitments and resolved certain claims against us with that customer resulting in a net payment by us of $175 million. These transactions resulted in a net charge of $199 million which is reflected in other operating expense, net in our Condensed Consolidated Statements of Net Income.

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Net Income is shown in the table below:

	Three months ended		Six months ended
	June 30,		June 30,
In millions	2026	2025	2026	2025
TOTAL SEGMENT EBITDA	$1,701	$1,572	$3,061	$3,091
Intersegment eliminations and other (1)	(48)	15	(118)	(44)
Less:
Interest expense	80	87	156	164
Depreciation and amortization	280	275	560	541
INCOME BEFORE INCOME TAXES	$1,293	$1,225	$2,227	$2,342

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
In May 2026, the FASB issued ASU 2026-02, “Environmental Credits and Environmental Credit Obligations (Topic 818)”, which establishes accounting and disclosure requirements for environmental credits and related environmental obligations as current GAAP does not contain specific guidance. Under this standard, environmental credits are generally recognized at cost while environmental obligations are generally recognized at the cost of the related environmental credits. To the extent an entity does not have enough credits to satisfy the obligation, the difference is generally recognized at fair value. While we are still evaluating the impact of the new standard on our Condensed Consolidated Financial Statements, we do not expect a material impact to our Condensed Consolidated Statements of Net Income. The new standard requires assets and obligations to be recorded on a gross basis on our Condensed Consolidated Balance Sheets, whereas our current practice is to record them on a net basis. The new standard is effective for us beginning January 1, 2028.

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
Global Trade Environment
As disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, we operate our business on a global basis and changes in international, national and regional trade laws, regulations and policies affecting and/or restricting international trade, including higher tariffs, trade disruptions (such as embargoes, sanctions and export controls) and broader geopolitical tensions, could adversely impact the demand for our products and our competitive position. In 2025, the U.S. imposed tariffs on certain countries and products, which was followed by retaliatory tariffs and other trade actions against U.S. goods and services. On February 20, 2026, the U.S. Supreme Court ruled that U.S. tariffs imposed under the International Emergency Economic Powers Act (IEEPA) on goods imported into the U.S. were unauthorized. After this ruling, new tariffs were subsequently imposed under different statutes. The global trade environment has contributed to ongoing market volatility and heightened concerns about potential economic impacts. Our primary risks include reduced global movement of goods impacting freight activity, increased costs for suppliers and end-users and uncertainty around supply availability. These factors could lead to a decline in business confidence, reduced demand for our products and increased product costs. We continue to pursue mitigation strategies, including engaging with our suppliers, exploring alternative sourcing and negotiating agreements with our customers to recover tariff-related costs. The financial impact of tariffs, net of mitigation actions and U.S. government tariff refunds (net of amounts to be returned to customers), was immaterial to our profitability and operating cash flows during the three and six months ended June 30, 2026. However, continued and increasing tariff costs, the effectiveness of our mitigation efforts and ongoing market volatility could materially and adversely affect our results of operations, financial condition and cash flows in the future. We continue to monitor developments and take actions to minimize the related impacts to our business to the extent possible. See the “OUTLOOK” section for a discussion of the potential tariff impacts for the remainder of 2026.

2026 Second Quarter Results
A summary of our results is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
In millions, except per share amounts	2026	2025	2026	2025
Net sales	$9,457	$8,643	$17,855	$16,817
Net income attributable to Cummins Inc.	932	890	1,586	1,714
Earnings per common share attributable to Cummins Inc.
Basic	$6.76	$6.46	$11.48	$12.45
Diluted	6.73	6.43	11.44	12.38

Net income attributable to Cummins Inc. was $932 million, or $6.73 per diluted share, on sales of $9.5 billion for the three months ended June 30, 2026, versus the comparable prior year period net income attributable to Cummins Inc. of $890 million, or $6.43 per diluted share, on sales of $8.6 billion. The increases in net income attributable to Cummins Inc. and earnings per diluted share were primarily driven by higher sales leading to improved gross margin, partially offset by higher compensation costs. Diluted earnings per common share for the three months ended June 30, 2026, benefited $0.01 from fewer weighted-average shares outstanding due to the stock repurchase program.
Net income attributable to Cummins Inc. was $1.6 billion, or $11.44 per diluted share, on sales of $17.9 billion for the six months ended June 30, 2026, versus the comparable prior year period net income attributable to Cummins Inc. of $1.7 billion, or $12.38 per diluted share, on sales of $16.8 billion. The decreases in net income attributable to Cummins Inc. and earnings per diluted share were primarily driven by the loss on sale of business and settlement of current and future customer obligations as well as higher compensation costs, partially offset by higher sales leading to improved gross margin and favorable currency fluctuations (mainly in the Euro and Brazilian real). Diluted earnings per common share for the six months ended June 30, 2026, benefited $0.03 from fewer weighted-average shares outstanding due to stock repurchase programs. See NOTE 14, “REPORTABLE SEGMENTS,” to our Condensed Consolidated Financial Statements for additional information on loss on sale of business and settlement of current and future customer obligations.

The table below presents our consolidated net sales by geographic area based on the location of the customer:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
In millions	2026	2025	Amount	Percent	2026	2025	Amount	Percent
United States and Canada	$5,596	$5,189	$407	8%	$10,368	$10,243	$125	1%
International	3,861	3,454	407	12%	7,487	6,574	913	14%
Total net sales	$9,457	$8,643	$814	9%	$17,855	$16,817	$1,038	6%

Worldwide revenues increased by 9 percent in the three months ended June 30, 2026, compared to the same period in 2025, primarily due to higher demand for power generation equipment, especially in data center applications, and in international construction markets. International sales (excludes the U.S. and Canada) improved 12 percent mainly due to higher sales in China and Asia Pacific. The increase in international sales was primarily due to higher demand for power generation equipment and in construction markets as well as favorable foreign currency fluctuations of 2 percent (primarily the Chinese renminbi and Euro). Net sales in the U.S. and Canada improved 8 percent driven by higher demand for power generation equipment and medium-duty trucks.
Worldwide revenues increased by 6 percent in the six months ended June 30, 2026, compared to the same period in 2025, mainly due to higher demand for power generation equipment, especially in data center and commercial applications, and in international construction markets, partially offset by lower demand in most on-highway markets. International sales (excludes the U.S. and Canada) improved 14 percent primarily due to higher sales in China, Europe and Asia Pacific. The increase in international sales was driven by higher demand for power generation equipment and in construction markets as well as favorable foreign currency fluctuations of 4 percent (primarily the Euro and Chinese renminbi). Net sales in the U.S. and Canada improved 1 percent mainly due to higher demand for power generation equipment, partially offset by lower demand in most on-highway markets.
The following tables contain sales and EBITDA (defined as earnings or losses before interest expense, income taxes, depreciation and amortization and noncontrolling interests) by reportable segment for the three and six months ended June 30, 2026 and 2025. See NOTE 14, “REPORTABLE SEGMENTS,” to our Condensed Consolidated Financial Statements for additional information and a reconciliation of our segment information to the corresponding amounts in our Condensed Consolidated Statements of Net Income.

	Three months ended June 30,
Reportable Segments	2026			2025			Percent change
		Percent			Percent		2026 vs. 2025
In millions	Sales	of Total	EBITDA	Sales	of Total	EBITDA	Sales	EBITDA
Engine	$3,084	26%	$386	$2,899	27%	$400	6%	(4)%
Components	2,891	25%	381	2,705	25%	397	7%	(4)%
Distribution	3,326	29%	451	3,041	29%	445	9%	1%
Power Systems	2,255	19%	552	1,889	18%	430	19%	28%
Accelera	145	1%	(69)	105	1%	(100)	38%	31%
Total segments	11,701	100%	1,701	10,639	100%	1,572	10%	8%
Intersegment eliminations	(2,244)		(48)	(1,996)		15	12%	NM
Total	$9,457		$1,653	$8,643		$1,587	9%	4%

“NM” - not meaningful information

	Six months ended June 30,
Reportable Segments	2026				2025			Percent change
		Percent				Percent		2026 vs. 2025
In millions	Sales	of Total	EBITDA		Sales	of Total	EBITDA	Sales	EBITDA
Engine	$5,756	26%	$665		$5,670	27%	$858	2%	(22)%
Components	5,421	25%	718		5,375	26%	779	1%	(8)%
Distribution	6,442	29%	895		5,948	29%	821	8%	9%
Power Systems	4,211	19%	1,129		3,538	17%	819	19%	38%
Accelera	246	1%	(346)	(1)	208	1%	(186)	18%	(86)%
Total segments	22,076	100%	3,061		20,739	100%	3,091	6%	(1)%
Intersegment eliminations	(4,221)		(118)		(3,922)		(44)	8%	NM
Total	$17,855		$2,943		$16,817		$3,047	6%	(3)%

“NM” - not meaningful information
(1) In the first quarter of 2026, we sold our low pressure fuel cell business to a customer, cancelled future commitments and resolved certain claims against us with that customer resulting in a net payment by us of $175 million. These transactions resulted in a net charge of $199 million which is reflected in other operating expense, net in our Condensed Consolidated Statements of Net Income.

2026 Highlights
We generated $1,808 million in cash from operations for the six months ended June 30, 2026, compared to $782 million for the comparable period in 2025. See the section titled “Cash Flows” in the “LIQUIDITY AND CAPITAL RESOURCES” section for a discussion of items impacting cash flows.
Our debt to capital ratio (total capital defined as debt plus equity) at June 30, 2026, was 35.6 percent, compared to 36.0 percent at December 31, 2025. The decrease was primarily due to an increased equity balance from strong earnings since December 31, 2025, partially offset by a higher total debt balance at June 30, 2026. At June 30, 2026, we had $3.9 billion in cash and marketable securities on hand and access to our $4.0 billion credit facilities (net of $348 million of commercial paper outstanding), if necessary, to meet working capital, investment, acquisition and funding needs.
In July 2026, the Board of Directors (the Board) authorized an increase to our quarterly dividend of 10 percent from $2.00 per share to $2.20 per share.

In the first half of 2026, we repurchased $468 million, or 0.8 million shares, of common stock.
In the first half of 2026, we entered into a series of interest rates swaps to convert $350 million of our senior notes, due in 2054, from a fixed rate of 5.45 percent to a floating rate equal to the daily Secured Overnight Financing Rate (SOFR) plus a spread. See NOTE 13, “DERIVATIVES,” to our Condensed Consolidated Financial Statements.
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

RESULTS OF OPERATIONS

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
In millions, except per share amounts	2026	2025	Amount	Percent	2026	2025	Amount	Percent
NET SALES	$9,457	$8,643	$814	9%	$17,855	$16,817	$1,038	6%
Cost of sales	6,992	6,362	(630)	(10)%	13,147	12,381	(766)	(6)%
GROSS MARGIN	2,465	2,281	184	8%	4,708	4,436	272	6%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	893	779	(114)	(15)%	1,738	1,550	(188)	(12)%
Research, development and engineering expenses	385	357	(28)	(8)%	743	701	(42)	(6)%
Equity, royalty and interest income from investees	154	118	36	31%	302	249	53	21%
Other operating expense, net	62	37	(25)	(68)%	301	74	(227)	NM
OPERATING INCOME	1,279	1,226	53	4%	2,228	2,360	(132)	(6)%
Interest expense	80	87	7	8%	156	164	8	5%
Other income, net	94	86	8	9%	155	146	9	6%
INCOME BEFORE INCOME TAXES	1,293	1,225	68	6%	2,227	2,342	(115)	(5)%
Income tax expense	325	297	(28)	(9)%	579	564	(15)	(3)%
CONSOLIDATED NET INCOME	968	928	40	4%	1,648	1,778	(130)	(7)%
Less: Net income attributable to noncontrolling interests	36	38	2	5%	62	64	2	3%
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$932	$890	$42	5%	$1,586	$1,714	$(128)	(7)%
Diluted Earnings Per Common Share Attributable to Cummins Inc.	$6.73	$6.43	$0.30	5%	$11.44	$12.38	$(0.94)	(8)%

“NM” - not meaningful information

	Three months ended		Favorable/ (Unfavorable)	Six months ended		Favorable/ (Unfavorable)
	June 30,			June 30,
Percent of sales	2026	2025	Percentage Points	2026	2025	Percentage Points
Gross margin	26.1%	26.4%	(0.3)	26.4%	26.4%	—
Selling, general and administrative expenses	9.4%	9.0%	(0.4)	9.7%	9.2%	(0.5)
Research, development and engineering expenses	4.1%	4.1%	—	4.2%	4.2%	—

Net Sales
Net sales for the three months ended June 30, 2026, increased by $814 million versus the comparable period in 2025. The primary drivers were as follows:
•Power Systems segment sales increased 19 percent primarily due to higher demand for power generation equipment, especially in China and North America.
•Distribution segment sales increased 9 percent principally due to higher demand for power generation equipment, especially in North America.
•Components segment sales increased 7 percent mainly due to higher emission solutions demand, primarily in China and North America, and increased demand in components and software markets, especially in China and North America.
•Engine segment sales increased 6 percent largely due to higher demand in construction markets in China and medium-duty truck markets in North America.
Net sales for the six months ended June 30, 2026, increased $1.0 billion versus the comparable period in 2025. The primary drivers were as follows:
•Power Systems segment sales increased 19 percent primarily due to higher demand for power generation equipment, especially in China and North America.
•Distribution segment sales increased 8 percent principally due to higher demand for power generation equipment, especially in North America.

•Engine segment sales increased 2 percent largely due to increased demand in construction markets in China, partially offset by lower heavy-duty truck demand in North America.
•Components segment sales increased 1 percent mainly due to higher demand in emission solutions and components and software markets in China and India, partially offset by lower drivetrain and braking demand in North America and India.
•Favorable foreign currency fluctuations of 2 percent of total sales, primarily in the Euro and Chinese renminbi.
Sales to international markets (excludes the U.S. and Canada), based on location of customers, for the three and six months ended June 30, 2026, were 41 percent and 42 percent of total net sales compared with 40 percent and 39 percent of total net sales for the comparable periods in 2025. A more detailed discussion of sales by segment is presented in the “REPORTABLE SEGMENT RESULTS” section.
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
Gross Margin
Gross margin increased $184 million for the three months ended June 30, 2026, and decreased 0.3 points as a percentage of net sales versus the comparable period in 2025. The increase in gross margin was primarily due to higher volumes and favorable pricing, partially offset by increased compensation expenses. Gross margin as a percentage of sales decreased due to higher compensation expenses. The net impact of tariff costs and related recoveries was immaterial for the three month period ended June 30, 2026.
Gross margin increased $272 million for the six months ended June 30, 2026, and remained flat as a percentage of sales versus the comparable period in 2025. The increase in gross margin was primarily due to higher volumes and favorable pricing, partially offset by increased compensation expenses. The net impact of tariff costs and related recoveries was immaterial for the six month period ended June 30, 2026.
The provision for base warranties issued as a percentage of sales for the three and six months ended June 30, 2026, was 1.9 percent and 1.9 percent, respectively, compared to 1.9 percent and 1.9 percent for the comparable periods in 2025.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $114 million and $188 million and increased 0.4 points and 0.5 points as a percentage of net sales, respectively, for the three and six months ended June 30, 2026, versus the comparable periods in 2025. The increases were primarily due to higher compensation expenses and increased consulting costs. Compensation and related expenses included salaries, fringe benefits and variable compensation.
Research, Development and Engineering Expenses
Research, development and engineering expenses increased $28 million and $42 million for the three and six months ended June 30, 2026, respectively, versus the comparable periods in 2025, primarily due to higher compensation expenses. Compensation and related expenses included salaries, fringe benefits and variable compensation. Overall research, development and engineering expenses as a percentage of net sales remained flat for both the three and six months ended June 30, 2026 versus the comparable periods in 2025.
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
Equity, Royalty and Interest Income from Investees
Equity, royalty and interest income from investees increased $36 million for the three months ended June 30, 2026, versus the comparable period in 2025, primarily due to increased earnings at Dongfeng Cummins Engine Co., Ltd., Chongqing Cummins Engine Co., Ltd., Beijing Foton Cummins Engine Co., Ltd., Komatsu Cummins Chile, Ltda. and higher royalty and interest income from investees.

Equity, royalty and interest income from investees increased $53 million for the six months ended June 30, 2026, versus the comparable period in 2025, mainly due to increased earnings at Chongqing Cummins Engine Co., Ltd., Beijing Foton Cummins Engine Co., Ltd. and Dongfeng Cummins Engine Co., Ltd.
Other Operating Expense, Net
Other operating expense, net for the six months ended June 30, 2026, increased by $227 million, primarily due to the loss on sale of business and settlement of current and future customer obligations. See NOTE 14, “REPORTABLE SEGMENTS,” to our Condensed Consolidated Financial Statements for additional information.
Income Tax Expense
Our effective tax rate for 2026 is expected to approximate 23.0 percent, excluding any discrete items that may arise.
Our effective tax rates for the three and six months ended June 30, 2026, were 25.1 percent and 26.0 percent, respectively. Our effective tax rates for the three and six months ended June 30, 2025, were 24.2 percent and 24.1 percent, respectively.
The three months ended June 30, 2026, contained net unfavorable discrete items of $29 million, primarily due to $17 million of unfavorable return to provision adjustments and $12 million of other net unfavorable discrete tax items.
The six months ended June 30, 2026, had an unfavorable discrete tax impact due to the $199 million loss on sale of business and settlement of current and future customer obligations for which no tax benefit was recognized. Other discrete items were net unfavorable $22 million, primarily due to $23 million of unfavorable return to provision adjustments, partially offset by $1 million of other net favorable discrete tax items. See NOTE 14, “REPORTABLE SEGMENTS,” to our Condensed Consolidated Financial Statements for additional information on loss on sale of business and settlement of current and future customer obligations.
The three months ended June 30, 2025, contained net favorable discrete tax items of $3 million, primarily due to $4 million of favorable adjustments for uncertain tax positions, partially offset by $1 million of other unfavorable adjustments.
The six months ended June 30, 2025, contained net favorable discrete tax items of $10 million, primarily due to $8 million of favorable adjustments for share-based compensation tax benefits and $5 million of favorable adjustments for uncertain tax positions, partially offset by $3 million of other unfavorable tax items.

Comprehensive Income - Foreign Currency Translation Adjustment
The foreign currency translation adjustment was a net gain of $23 million and a net loss of $86 million for the three and six months ended June 30, 2026, respectively, compared to a net gain of $197 million and $314 million for the three and six months ended June 30, 2025, respectively, driven by the following:

	Three months ended
	June 30,
	2026		2025
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly-owned subsidiaries	$9	Brazilian real and Chinese renminbi, partially offset by Euro	$180	Euro, British pound and Brazilian real
Equity method investments	12	Chinese renminbi	15	Chinese renminbi
Consolidated subsidiaries with a noncontrolling interest	2	Chinese renminbi and Euro	2	Euro
Total	$23		$197

	Six months ended
	June 30,
	2026		2025
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly-owned subsidiaries	$(70)	Indian rupee, Euro and British pound, partially offset by Brazilian real	$290	Euro, British pound and Brazilian real
Equity method investments	10	Chinese renminbi, partially offset by Indian rupee	20	Chinese renminbi
Consolidated subsidiaries with a noncontrolling interest	(26)	Indian rupee	4	Euro and Indian rupee
Total	$(86)		$314

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
Following is a discussion of results for each of our reportable segments.
Engine Segment Results
Financial data for the Engine segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
In millions	2026	2025	Amount	Percent	2026	2025	Amount	Percent
External sales	$2,349	$2,162	$187	9%	$4,315	$4,202	$113	3%
Intersegment sales	735	737	(2)	—%	1,441	1,468	(27)	(2)%
Total sales	3,084	2,899	185	6%	5,756	5,670	86	2%
Research, development and engineering expenses	181	151	(30)	(20)%	345	306	(39)	(13)%
Equity, royalty and interest income from investees	79	60	19	32%	159	133	26	20%
Interest income	10	8	2	25%	20	18	2	11%
Segment EBITDA	386	400	(14)	(4)%	665	858	(193)	(22)%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	12.5%	13.8%		(1.3)	11.6%	15.1%		(3.5)
Sales for our Engine segment by market were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
In millions	2026	2025	Amount	Percent	2026	2025	Amount	Percent
Heavy-duty truck	$968	$976	$(8)	(1)%	$1,767	$1,897	$(130)	(7)%
Medium-duty truck and bus	1,030	950	80	8%	1,901	1,936	(35)	(2)%
Light-duty automotive	491	486	5	1%	939	907	32	4%
Total on-highway	2,489	2,412	77	3%	4,607	4,740	(133)	(3)%
Off-highway	595	487	108	22%	1,149	930	219	24%
Total sales	$3,084	$2,899	$185	6%	$5,756	$5,670	$86	2%

			Percentage Points				Percentage Points
On-highway sales as percentage of total sales	81%	83%		(2)	80%	84%		(4)

Total engine shipments by engine classification, including on and off-highway units, were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
	2026	2025	Amount	Percent	2026	2025	Amount	Percent
Heavy-duty	30,100	29,600	500	2%	54,800	56,300	(1,500)	(3)%
Medium-duty	86,100	73,400	12,700	17%	165,200	148,600	16,600	11%
Light-duty	45,000	44,000	1,000	2%	85,500	83,100	2,400	3%
Total unit shipments (1)	161,200	147,000	14,200	10%	305,500	288,000	17,500	6%

(1) Unit shipments exclude aftermarket parts.
Sales
Engine segment sales for the three months ended June 30, 2026, increased $185 million versus the comparable period in 2025. The following were the primary drivers by market:
•Off-highway sales increased $108 million primarily due to higher international construction demand, especially in China.
•Medium-duty truck and bus sales increased $80 million primarily due to higher truck demand, especially in North America, with shipments up 15 percent.
Engine segment sales for the six months ended June 30, 2026, increased $86 million versus the comparable period in 2025, primarily due to an increase in off-highway sales of $219 million mainly due to higher international construction demand, especially in China. The increase was partially offset by a decrease of $130 million in heavy-duty truck sales principally due to lower demand, especially in North America, with shipments down 10 percent.
Segment EBITDA
Engine segment EBITDA for the three months ended June 30, 2026, decreased $14 million versus the comparable period in 2025, primarily due to higher compensation expenses and increased freight costs, partially offset by improved tariff recovery.
Engine segment EBITDA for the six months ended June 30, 2026, decreased $193 million versus the comparable period in 2025, primarily due to higher compensation expenses and lower volumes.
Components Segment Results
Financial data for the Components segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
In millions	2026	2025	Amount	Percent	2026	2025	Amount	Percent
External sales	$2,431	$2,295	$136	6%	$4,569	$4,565	$4	—%
Intersegment sales	460	410	50	12%	852	810	42	5%
Total sales	2,891	2,705	186	7%	5,421	5,375	46	1%
Research, development and engineering expenses	88	77	(11)	(14)%	169	152	(17)	(11)%
Equity, royalty and interest income from investees	10	10	—	—%	20	17	3	18%
Interest income	11	10	1	10%	22	17	5	29%
Segment EBITDA	381	397	(16)	(4)%	718	779	(61)	(8)%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	13.2%	14.7%		(1.5)	13.2%	14.5%		(1.3)

Sales for our Components segment by business were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
In millions	2026	2025	Amount	Percent	2026	2025	Amount	Percent
Drivetrain and braking systems	$1,122	$1,095	$27	2%	$2,041	$2,151	$(110)	(5)%
Emission solutions	988	900	88	10%	1,903	1,802	101	6%
Components and software	657	587	70	12%	1,265	1,182	83	7%
Automated transmissions	124	123	1	1%	212	240	(28)	(12)%
Total sales	$2,891	$2,705	$186	7%	$5,421	$5,375	$46	1%
Sales
Components segment sales for the three months ended June 30, 2026, increased $186 million versus the comparable period in 2025. The following were the primary drivers by business:
•Emission solutions sales increased $88 million primarily due to higher demand in China, North America and Latin America.
•Components and software sales increased $70 million mainly due to increased demand in China and North America.
Components segment sales for the six months ended June 30, 2026, increased $46 million versus the comparable period in 2025. The following were the primary drivers by business:
•Emission solutions sales increased $101 million principally due to higher demand in China and India.
•Components and software sales increased $83 million mainly due to improved demand in China and India.
•Favorable foreign currency fluctuations, primarily in the Euro and Chinese renminbi.
These increases were offset by the following decreases:
•Drivetrain and braking systems sales decreased $110 million mainly due to lower demand in India and North America.
•Automated transmissions sales decreased $28 million primarily due to lower demand in North America and China.
Segment EBITDA
Components segment EBITDA for the three months ended June 30, 2026, decreased $16 million versus the comparable period in 2025, mainly due to increased product coverage costs and higher compensation expenses, partially offset by favorable pricing.
Components segment EBITDA for the six months ended June 30, 2026, decreased $61 million versus the comparable period in 2025, primarily due to increased compensation expenses and higher product coverage costs.
Distribution Segment Results
Financial data for the Distribution segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
In millions	2026	2025	Amount	Percent	2026	2025	Amount	Percent
External sales	$3,320	$3,034	$286	9%	$6,429	$5,936	$493	8%
Intersegment sales	6	7	(1)	(14)%	13	12	1	8%
Total sales	3,326	3,041	285	9%	6,442	5,948	494	8%
Research, development and engineering expenses	15	14	(1)	(7)%	30	28	(2)	(7)%
Equity, royalty and interest income from investees	34	26	8	31%	62	54	8	15%
Interest income	7	7	—	—%	13	12	1	8%
Segment EBITDA	451	445	6	1%	895	821	74	9%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	13.6%	14.6%		(1.0)	13.9%	13.8%		0.1

Sales for our Distribution segment by region were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
In millions	2026	2025	Amount	Percent	2026	2025	Amount	Percent
North America	$2,355	$2,077	$278	13%	$4,521	$4,177	$344	8%
Asia Pacific	319	280	39	14%	647	520	127	24%
Europe	301	325	(24)	(7)%	605	595	10	2%
China	132	125	7	6%	255	239	16	7%
India	92	91	1	1%	177	165	12	7%
Africa and Middle East	71	60	11	18%	130	119	11	9%
Latin America	56	83	(27)	(33)%	107	133	(26)	(20)%
Total sales	$3,326	$3,041	$285	9%	$6,442	$5,948	$494	8%
Sales for our Distribution segment by product line were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
In millions	2026	2025	Amount	Percent	2026	2025	Amount	Percent
Power generation	$1,378	$1,200	$178	15%	$2,653	$2,290	$363	16%
Parts	1,080	1,015	65	6%	2,144	2,046	98	5%
Service	472	439	33	8%	905	855	50	6%
Engines	396	387	9	2%	740	757	(17)	(2)%
Total sales	$3,326	$3,041	$285	9%	$6,442	$5,948	$494	8%
Sales
Distribution segment sales for the three months ended June 30, 2026, increased $285 million versus the comparable period in 2025, primarily due to increased demand for power generation equipment in North America, especially in data center applications.
Distribution segment sales for the six months ended June 30, 2026, increased $494 million versus the comparable period in 2025, mainly due to increased demand in power generation equipment in North America, especially in data center and commercial applications.
Segment EBITDA
Distribution segment EBITDA for the three months ended June 30, 2026, increased $6 million versus the comparable period in 2025, primarily due to favorable mix and increased volumes, partially offset by higher compensation expenses, increased product coverage costs and higher freight costs.
Distribution segment EBITDA for the six months ended June 30, 2026, increased $74 million versus the comparable period in 2025, primarily due to favorable mix and increased volumes, partially offset by higher compensation expenses.

Power Systems Segment Results
Financial data for the Power Systems segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
In millions	2026	2025	Amount	Percent	2026	2025	Amount	Percent
External sales	$1,217	$1,054	$163	15%	$2,310	$1,926	$384	20%
Intersegment sales	1,038	835	203	24%	1,901	1,612	289	18%
Total sales	2,255	1,889	366	19%	4,211	3,538	673	19%
Research, development and engineering expenses	79	69	(10)	(14)%	145	126	(19)	(15)%
Equity, royalty and interest income from investees	34	27	7	26%	70	56	14	25%
Interest income	5	4	1	25%	10	8	2	25%
Segment EBITDA	552	430	122	28%	1,129	819	310	38%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	24.5%	22.8%		1.7	26.8%	23.1%		3.7
Sales for our Power Systems segment by product line were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
In millions	2026	2025	Amount	Percent	2026	2025	Amount	Percent
Power generation	$1,536	$1,205	$331	27%	$2,819	$2,206	$613	28%
Industrial	538	506	32	6%	1,044	1,004	40	4%
Generator technologies	181	178	3	2%	348	328	20	6%
Total sales	$2,255	$1,889	$366	19%	$4,211	$3,538	$673	19%

Sales
Power Systems segment sales for the three and six months ended June 30, 2026, increased $366 million and $673 million, respectively, versus the comparable periods in 2025, primarily due to increased power generation sales resulting from higher demand in China and North America.
Segment EBITDA
Power Systems segment EBITDA for the three months ended June 30, 2026, increased $122 million versus the comparable period in 2025, mainly due to higher volumes.
Power Systems segment EBITDA for the six months ended June 30, 2026, increased $310 million versus the comparable period in 2025, mainly due to higher volumes and improved operational leverage.

Accelera Segment Results
Financial data for the Accelera segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,		(Unfavorable)		June 30,		(Unfavorable)
In millions	2026	2025	Amount	Percent	2026	2025	Amount	Percent
External sales	$140	$98	$42	43%	$232	$188	$44	23%
Intersegment sales	5	7	(2)	(29)%	14	20	(6)	(30)%
Total sales	145	105	40	38%	246	208	38	18%
Research, development and engineering expenses	22	46	24	52%	54	89	35	39%
Equity, royalty and interest loss from investees	(3)	(5)	2	40%	(9)	(11)	2	18%
Segment EBITDA	(69)	(100)	31	31%	(346)	(186)	(160)	(86)%

Accelera segment sales for the three months ended June 30, 2026, increased $40 million versus the comparable period in 2025, mainly due to higher sales for electrified powertrains and electrolyzers.
Accelera segment sales for the six months ended June 30, 2026, increased $38 million versus the comparable period in 2025, primarily due to improved sales of electrolyzers and favorable foreign currency fluctuations related mainly to the Euro.
In the first quarter of 2026, we sold our low pressure fuel cell business to a customer, cancelled future commitments and resolved certain claims against us with that customer resulting in a net payment by us of $175 million. These transactions resulted in a net charge of $199 million which is reflected in other operating expense, net in our Condensed Consolidated Statements of Net Income.
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
•We expect strong demand for medium-duty and heavy-duty trucks in North America to continue for the remainder of 2026.
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
•Our engines are subject to extensive statutory and regulatory requirements governing emissions, including greenhouse gas (GHG) standards set by the EPA and fuel consumption standards set by the National Highway Traffic Safety Administration (NHTSA). To comply with these regulations, we utilize banking and trading of regulatory compliance credits. In June 2025, NHTSA published an interpretive rule questioning the current regulatory framework of allowing credits as a compliance vehicle. In July 2025, the EPA published a proposed rule that would repeal GHG emissions standards and thus remove the requirement for vehicle and engine manufacturers to measure, control and report these emissions from vehicles. In February 2026, the EPA finalized the rescission of the 2009 Greenhouse Gas Endangerment Finding and repealed all GHG emission standards for on-highway vehicles and engines with an effective date of April 20, 2026. NHTSA rules currently still allow credits as a compliance vehicle. Depending on NHTSA's future rulemaking as indicated by the June 2025 interpretive rule, we may no longer utilize emission compliance credits on future engines sales and the credits could have a minimal, if any value to us. While the rules will likely be subject to legal challenges, in the period NHTSA finalizes a rule, we could be required to incur a non-cash expense up to the value of our existing credits. At June 30, 2026, we had $89 million of GHG emission compliance credits.
•We are navigating a dynamic regulatory environment in the U.S. that could impact future product launches and we are actively engaged with customers, regulators and suppliers to ensure product development and certification requirements are met while delivering high-quality, dependable products that align with customer needs.
•On July 1, 2026, the U.S. declined to extend the United States-Mexico-Canada Agreement (USMCA). The U.S. is reportedly negotiating new terms with Canada and Mexico that would either maintain the current tri-lateral agreement structure or form new, bi-lateral agreements with each country. We are actively monitoring negotiations, but are currently unable to determine how future agreement revisions may impact our business.
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

Dollars in millions	June 30, 2026	December 31, 2025
Working capital (1)	$7,761	$7,315
Current ratio	1.73	1.76
Accounts and notes receivable, net	$6,585	$5,818
Days' sales in receivables	63	60
Inventories	$6,397	$5,822
Inventory turnover	4.2	4.2
Accounts payable (principally trade)	$4,654	$3,800
Days' payable outstanding	58	58
Total debt	$7,695	$7,552
Total debt as a percent of total capital	35.6%	36.0%

(1) Working capital included cash and cash equivalents.

Cash Flows
Cash and cash equivalents were impacted as follows:

	Six months ended
	June 30,
In millions	2026	2025	Change
Net cash provided by operating activities	$1,808	$782	$1,026
Net cash used in investing activities	(429)	(615)	186
Net cash (used in) provided by financing activities	(1,041)	424	(1,465)
Effect of exchange rate changes on cash and cash equivalents	(4)	57	(61)
Net increase in cash and cash equivalents	$334	$648	$(314)

Net cash provided by operating activities increased $1,026 million for the six months ended June 30, 2026, versus the comparable period in 2025, primarily due to lower working capital requirements of $970 million. The lower working capital requirements resulted in a cash outflow of $377 million compared to a cash outflow of $1,347 million in the comparable period of 2025, mainly due to favorable changes in accounts payable and accrued expenses, partially offset by unfavorable changes in inventories.
Net cash used in investing activities decreased $186 million for the six months ended June 30, 2026, versus the comparable period in 2025, primarily due to lower net investments in marketable securities.
Net cash used in financing activities increased $1,465 million for the six months ended June 30, 2026, versus the comparable period in 2025, primarily due to lower proceeds from borrowings of $1,826 million and higher repurchases of common stock of $468 million, partially offset by lower payments of commercial paper of $901 million.
The effect of exchange rate changes on cash and cash equivalents for the six months ended June 30, 2026, versus the comparable period in 2025, declined $61 million primarily due to unfavorable fluctuations in the British pound and Euro.
Sources of Liquidity
We typically generate significant ongoing cash flow and cash provided by operations is generally our principal source of liquidity. Our sources of liquidity include the following:

	June 30, 2026
In millions	Total	U.S.	International	Primary location of international balances
Cash and cash equivalents	$3,179	$1,028	$2,151	Singapore, China, Australia, Mexico, United Kingdom, Belgium, Romania, India and France
Marketable securities (1)	745	88	657	India
Total	$3,924	$1,116	$2,808
Available credit capacity
Revolving credit facilities (2)	$3,652
International and other uncommitted domestic credit facilities	$781

(1) The majority of marketable securities could be liquidated into cash within a few days.
(2) The 5-year credit facility for $2.0 billion and the 3-year credit facility for $2.0 billion, maturing June 2030 and June 2028, respectively, are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. At June 30, 2026, we had $348 million of commercial paper outstanding, which effectively reduced our available capacity under our revolving credit facilities to $3.7 billion.

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
Debt Facilities and Other Sources of Liquidity
Our committed credit facilities provide access up to $4.0 billion from our $2.0 billion 3-year credit facility and our $2.0 billion 5-year facility. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. We intend to maintain credit facilities at the current or higher aggregate amounts by renewing or replacing these facilities at or before expiration. There were no outstanding borrowings under these facilities at June 30, 2026.
Our committed credit facilities also provide access up to $4.0 billion of unsecured, short-term promissory notes (commercial paper) pursuant to the Board authorized commercial paper programs. These programs facilitate the private placement of unsecured short-term debt through third-party brokers. We intend to use the net proceeds from the commercial paper borrowings for general corporate purposes. The total combined borrowing capacity under the revolving credit facilities and commercial paper programs should not exceed $4.0 billion. At June 30, 2026, we had $348 million of commercial paper outstanding, which effectively reduced our available capacity under our revolving credit facilities to $3.7 billion. See NOTE 9, “DEBT,” to our Condensed Consolidated Financial Statements for additional information.
In the first half of 2026, we entered into a series of interest rates swaps to convert $350 million of our senior notes, due in 2054, from a fixed rate of 5.45 percent to a floating rate equal to the daily SOFR plus a spread. See NOTE 13, “DERIVATIVES,” to our Condensed Consolidated Financial Statements for additional information.
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
Supply Chain Financing
We currently have supply chain financing programs with financial intermediaries, which provide certain vendors the option to be paid by financial intermediaries earlier than the due date on the applicable invoice. When a vendor utilizes the program and receives an early payment from a financial intermediary, they take a discount on the invoice. We then pay the financial intermediary the face amount of the invoice on the original due date, which generally have 60 to 90 day payment terms. The maximum amount that we could have outstanding under these programs was $564 million at June 30, 2026. We do not reimburse vendors for any costs they incur for participation in the program; their participation is completely voluntary and there are no assets pledged as security or other forms of guarantees provided for the committed payment to the finance provider or intermediary. As a result, all amounts owed to the financial intermediaries are presented as accounts payable in our Condensed Consolidated Balance Sheets. The amount due to the financial intermediaries reflected in accounts payable at June 30, 2026, was $171 million.
Accounts Receivable Sales Program
In May 2024, we entered into an accounts receivable sales agreement with Wells Fargo Bank, N.A., to sell certain accounts receivable up to the Board approved limit of $500 million. There was no activity under the program during the six months ended June 30, 2026. This agreement expired in July 2026 and was not renewed.
Uses of Cash
Dividends
We paid dividends of $552 million during the six months ended June 30, 2026. In July 2026, the Board authorized an increase to our quarterly dividend of 10 percent from $2.00 per share to $2.20 per share.
Capital Expenditures
Capital expenditures for the six months ended June 30, 2026, were $438 million versus $393 million in the comparable period in 2025. We continue to invest in new product lines and targeted capacity expansions. We plan to spend an estimated $1.35 billion to $1.45 billion in 2026 on capital expenditures with approximately 60 percent of these expenditures expected to be invested in North America.

Current Maturities of Short and Long-Term Debt
We had $348 million of commercial paper outstanding at June 30, 2026, that matures in less than one year. Required annual long-term debt principal payments range from $63 million to $864 million over the next five years (including the remainder of 2026). See NOTE 9, “DEBT,” to our Condensed Consolidated Financial Statements for additional information.
Stock Repurchases
In December 2021, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the $2.0 billion repurchase plan authorized in 2019, which was completed in the first quarter of 2026. In the first six months of June 30, 2026, we made the following purchases under our stock repurchase programs:

In millions (except per share amounts) For each quarter ended	Shares Purchased	Average Cost Per Share	Total Cost of Repurchases	Remaining Authorized Capacity
December 2019, $2 billion repurchase program
March 31	0.4	$539.09	$218	$—

December 2021, $2 billion repurchase program
March 31	0.1	519.00	25	1,975
June 30	0.3	623.69	225	1,750
Subtotal	0.4	611.49	250

Total	0.8	575.54	$468

We intend to repurchase outstanding shares from time to time during 2026 to enhance shareholder value.
Settlement of Current and Future Customer Obligations
In the first quarter of 2026, we sold our low pressure fuel cell business to a customer, cancelled future commitments and resolved certain claims against us with that customer resulting in a net payment by us of $175 million. See NOTE 14, “REPORTABLE SEGMENTS,” to our Condensed Consolidated Financial Statements for additional information.
Pensions
Our global pension plans, including our unfunded and non-qualified plans, were 112 percent funded at December 31, 2025. Our U.S. defined benefit plans (qualified and non-qualified), which represented approximately 70 percent of the worldwide pension obligation, were 115 percent funded, and our U.K. defined benefit plans were 105 percent funded at December 31, 2025. The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans. In the first six months of 2026, the investment gain on our U.S. pension trust was 4.3 percent, while our U.K. pension trusts' gain was 0.7 percent. We anticipate making additional defined benefit pension contributions during the remainder of 2026 of $23 million for our U.S. and U.K. qualified and non-qualified pension plans. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2026 annual net periodic pension cost to approximate $75 million.
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
A discussion of our critical accounting estimates may be found in the “Management’s Discussion and Analysis” section of our 2025 Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.” Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first six months of 2026.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.  Legal Proceedings
The matters described under “Legal Proceedings” in NOTE 11, “COMMITMENTS AND CONTINGENCIES,” to our Condensed Consolidated Financial Statements are incorporated herein by reference.
ITEM 1A.  Risk Factors
In addition to other information set forth in this report, you should consider other risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition or future results. The risks described in our 2025 Annual Report on Form 10-K or the “CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION” in this Quarterly report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently judge to be immaterial also may materially adversely affect our business, financial condition or operating results.
ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following information is provided pursuant to Item 703 of Regulation S-K:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
April 1 - April 30	102,281	$541.91	102,281	$1,920
May 1 - May 31	227,541	657.99	227,541	1,770
June 1 - June 30	32,133	641.05	32,133	1,750
Total	361,955	623.69	361,955

(1) Shares repurchased under our Key Employee Stock Investment Plan only occur in the event of a participant default, which cannot be predicted, and were excluded from this column.
In December 2021, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the $2.0 billion repurchase plan authorized in 2019, which was completed in the first quarter of 2026. During the three months ended June 30, 2026, we repurchased $225 million of common stock under the 2021 authorization. The dollar value remaining available for future purchases under the 2021 program at June 30, 2026, was $1.8 billion.
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
ITEM 3.  Defaults Upon Senior Securities
Not applicable.
ITEM 4.  Mine Safety Disclosures
Not applicable.
ITEM 5.  Other Information

(c) During the second quarter of 2026, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

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
* Filed with this quarterly report on Form 10-Q are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Net Income for the three and six months ended June 30, 2026 and 2025, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026 and 2025, (iii) the Condensed Consolidated Balance Sheets at June 30, 2026 and December 31, 2025, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, (v) the Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2026 and 2025, (vi) Notes to Condensed Consolidated Financial Statements and (vii) the information included in Part II. Item 5(c).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cummins Inc.
Date:	August 4, 2026

	By:	/s/ MARK A. SMITH	By:	/s/ LUTHER E. PETERS
		Mark A. Smith		Luther E. Peters
		Vice President and Chief Financial Officer		Vice President-Controller
		(Principal Financial Officer)		(Principal Accounting Officer)