Form 10-Q
period 2026-09-30
CUMMINS INC
filed 2026-11-05
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

As of September 30, 2026, there were 137,077,890 shares of common stock outstanding with a par value of $2.50 per share.

CUMMINS INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION
ITEM 1.  Condensed Consolidated Financial Statements
CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
In millions, except per share amounts	2026	2025	2026	2025
NET SALES (Notes 1 and 2)	$9,438	$8,317	$27,293	$25,134
Cost of sales	6,823	6,188	19,970	18,569
GROSS MARGIN	2,615	2,129	7,323	6,565
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	868	789	2,606	2,339
Research, development and engineering expenses	400	345	1,143	1,046
Equity, royalty and interest income from investees (Note 4)	127	104	429	353
Other operating expense, net (Note 14)	30	247	331	321
OPERATING INCOME	1,444	852	3,672	3,212
Interest expense	81	83	237	247
Other income, net	57	61	212	207
INCOME BEFORE INCOME TAXES	1,420	830	3,647	3,172
Income tax expense (Note 5)	251	271	830	835
CONSOLIDATED NET INCOME	1,169	559	2,817	2,337
Less: Net income attributable to noncontrolling interests	29	23	91	87
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$1,140	$536	$2,726	$2,250

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
Basic	$8.29	$3.88	$19.77	$16.33
Diluted	$8.25	$3.86	$19.70	$16.23

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	137.5	138.0	137.9	137.8
Dilutive effect of stock compensation awards	0.6	0.8	0.5	0.8
Diluted	138.1	138.8	138.4	138.6

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2026	2025	2026	2025
CONSOLIDATED NET INCOME	$1,169	$559	$2,817	$2,337
Other comprehensive (loss) income, net of tax (Note 12)
Change in pension and other postretirement defined benefit plans	9	8	2	(12)
Foreign currency translation adjustments	(35)	(67)	(121)	247
Unrealized gain (loss) on derivatives	5	(3)	10	(15)
Total other comprehensive (loss) income, net of tax	(21)	(62)	(109)	220
COMPREHENSIVE INCOME	1,148	497	2,708	2,557
Less: Comprehensive income attributable to noncontrolling interests	23	5	59	73
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUMMINS INC.	$1,125	$492	$2,649	$2,484

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except par value	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$3,571	$2,845
Marketable securities (Note 6)	614	764
Total cash, cash equivalents and marketable securities	4,185	3,609
Accounts and notes receivable, net	6,638	5,818
Inventories (Note 7)	6,811	5,822
Prepaid expenses and other current assets	1,741	1,676
Total current assets	19,375	16,925
Long-term assets
Property, plant and equipment	13,500	12,919
Accumulated depreciation	(6,386)	(5,961)
Property, plant and equipment, net	7,114	6,958
Investments and advances related to equity method investees	2,384	2,133
Goodwill	2,221	2,224
Other intangible assets, net	2,012	2,167
Pension assets	1,011	1,033
Other assets (Note 8)	2,469	2,552
Total assets	$36,586	$33,992

LIABILITIES
Current liabilities
Accounts payable (principally trade)	$4,879	$3,800
Loans payable (Note 9)	383	313
Commercial paper (Note 9)	348	353
Current maturities of long-term debt (Note 9)	154	94
Accrued compensation, benefits and retirement costs	965	825
Current portion of accrued product warranty (Note 10)	664	693
Current portion of deferred revenue (Note 2)	1,690	1,606
Other accrued expenses (Note 8)	2,049	1,926
Total current liabilities	11,132	9,610
Long-term liabilities
Long-term debt (Note 9)	6,634	6,792
Deferred revenue (Note 2)	1,167	1,054
Other liabilities (Note 8)	3,307	3,128
Total liabilities	$22,240	$20,584

Commitments and contingencies (Note 11)

EQUITY
Cummins Inc. shareholders’ equity
Common stock, $2.50 par value, 500 shares authorized, 222.5 and 222.5 shares issued	$2,649	$2,673
Retained earnings	24,488	22,616
Treasury stock, at cost, 85.5 and 84.4 shares	(11,451)	(10,662)
Accumulated other comprehensive loss (Note 12)	(2,355)	(2,278)
Total Cummins Inc. shareholders’ equity	13,331	12,349
Noncontrolling interests	1,015	1,059
Total equity	$14,346	$13,408
Total liabilities and equity	$36,586	$33,992
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
In millions	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$2,817	$2,337
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	851	825
Deferred income taxes	48	68
Equity in income of investees, net of dividends	(147)	(38)
Pension and OPEB expense (Note 3)	56	60
Pension contributions and OPEB payments (Note 3)	(41)	(38)
Changes in current assets and liabilities, net of acquisitions and divestitures
Accounts and notes receivable	(851)	(466)
Inventories	(1,030)	(446)
Other current assets	(153)	(146)
Accounts payable	1,087	(147)
Accrued expenses	467	(201)
Other, net	109	279
Net cash provided by operating activities	3,213	2,087

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(741)	(691)
Investments in marketable securities—acquisitions	(899)	(1,133)
Investments in marketable securities—liquidations (Note 6)	1,031	1,131
Other, net	(54)	(153)
Net cash used in investing activities	(663)	(846)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	454	2,232
Net payments of commercial paper	(5)	(906)
Payments on borrowings and finance lease obligations	(444)	(827)
Dividend payments on common stock	(854)	(778)
Repurchases of common stock	(827)	—
Payments for purchase of redeemable noncontrolling interests	—	(55)
Other, net	(157)	(69)
Net cash used in financing activities	(1,833)	(403)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	9	57
Net increase in cash and cash equivalents	726	895
Cash and cash equivalents at beginning of year	2,845	1,671
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,571	$2,566

 The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Three months ended
In millions, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT JUNE 30, 2026	$556	$2,070	$23,650	$(11,089)	$(2,340)	$12,847	$1,059	$13,906
Net income			1,140			1,140	29	1,169
Other comprehensive loss, net of tax (Note 12)					(15)	(15)	(6)	(21)
Issuance of common stock		2				2	—	2
Repurchases of common stock				(365)		(365)	—	(365)
Cash dividends on common stock, $2.20 per share			(302)			(302)	—	(302)
Distributions to noncontrolling interests						—	(67)	(67)
Share-based awards		(1)		1		—	—	—
Other shareholder transactions		22		2		24	—	24
BALANCE AT SEPTEMBER 30, 2026	$556	$2,093	$24,488	$(11,451)	$(2,355)	$13,331	$1,015	$14,346

BALANCE AT JUNE 30, 2025	$556	$2,068	$22,040	$(10,708)	$(2,167)	$11,789	$1,084	$12,873
Net income			536			536	23	559
Other comprehensive loss, net of tax (Note 12)					(44)	(44)	(18)	(62)
Issuance of common stock		1				1	—	1
Cash dividends on common stock, $2.00 per share			(276)			(276)	—	(276)
Distributions to noncontrolling interests						—	(52)	(52)
Share-based awards		8		31		39	—	39
Other shareholder transactions		18		1		19	(3)	16
BALANCE AT SEPTEMBER 30, 2025	$556	$2,095	$22,300	$(10,676)	$(2,211)	$12,064	$1,034	$13,098

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

	Nine months ended
In millions, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2025	$556	$2,117	$22,616	$(10,662)	$(2,278)	$12,349	$1,059	$13,408
Net income			2,726			2,726	91	2,817
Other comprehensive loss, net of tax (Note 12)					(77)	(77)	(32)	(109)
Issuance of common stock		3				3	—	3
Repurchases of common stock				(833)		(833)	—	(833)
Cash dividends on common stock, $6.20 per share			(854)			(854)	—	(854)
Distributions to noncontrolling interests						—	(103)	(103)
Share-based awards		(28)		40		12	—	12
Other shareholder transactions		1		4		5	—	5
BALANCE AT SEPTEMBER 30, 2026	$556	$2,093	$24,488	$(11,451)	$(2,355)	$13,331	$1,015	$14,346

BALANCE AT DECEMBER 31, 2024	$556	$2,080	$20,828	$(10,748)	$(2,445)	$10,271	$1,037	$11,308
Net income			2,250			2,250	87	2,337
Other comprehensive income (loss), net of tax (Note 12)					234	234	(14)	220
Issuance of common stock		2				2	—	2
Cash dividends on common stock, $5.64 per share			(778)			(778)	—	(778)
Distributions to noncontrolling interests						—	(84)	(84)
Share-based awards		(10)		67		57	—	57
Other shareholder transactions		23		5		28	8	36
BALANCE AT SEPTEMBER 30, 2025	$556	$2,095	$22,300	$(10,676)	$(2,211)	$12,064	$1,034	$13,098

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
Weighted-Average Diluted Shares Outstanding
The weighted-average diluted common shares outstanding exclude the anti-dilutive effect of certain stock options. The options excluded from diluted earnings per share were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Options excluded	6,525	1,333	2,803	5,083

Related Party Transactions
In accordance with the provisions of various joint venture agreements, we may purchase products and components from our joint ventures, sell products and components to our joint ventures and our joint ventures may sell products and components to unrelated parties.
The following is a summary of sales to and purchases from nonconsolidated equity investees:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2026	2025	2026	2025
Sales to nonconsolidated equity investees	$430	$411	$1,341	$1,210
Purchases from nonconsolidated equity investees	828	485	2,107	1,649

The following is a summary of accounts receivable from and accounts payable to nonconsolidated equity investees:

In millions	September 30, 2026	December 31, 2025	Balance Sheet Location
Accounts receivable from nonconsolidated equity investees	$472	$523	Accounts and notes receivable, net
Accounts payable to nonconsolidated equity investees	546	263	Accounts payable (principally trade)

Supply Chain Financing
We currently have supply chain financing programs with financial intermediaries, which provide certain vendors the option to be paid by financial intermediaries earlier than the due date on the applicable invoice (generally with 60 to 90 day payment terms). When a vendor utilizes the program and receives an early payment from a financial intermediary, they take a discount on the invoice. We then pay the financial intermediary the face amount of the invoice on the original due date. The maximum amount that we could have outstanding under these programs was $564 million at September 30, 2026. We do not reimburse vendors for any costs they incur for participation in the program; their participation is completely voluntary and there are no assets pledged as security or other forms of guarantees provided for the committed payment to the finance provider or intermediary. As a result, all amounts owed to the financial intermediaries are presented as accounts payable in our Condensed Consolidated Balance Sheets. Amounts due to the financial intermediaries reflected in accounts payable at September 30, 2026 and December 31, 2025, were $244 million and $153 million, respectively.
NOTE 2. REVENUE FROM CONTRACTS WITH CUSTOMERS
Long-term Contracts
We have certain arrangements, primarily long-term maintenance agreements, construction contracts, product sales with associated performance obligations extending beyond a year, product sales with lead times extending beyond one year that are non-cancellable or for which the customer incurs a penalty for cancellation and extended warranty coverage arrangements that span a period in excess of one year. The aggregate amount of the transaction price for these contracts, excluding extended warranty coverage arrangements, at September 30, 2026, was $8.1 billion. We expect to recognize the related revenue of $4.8 billion over the next 12 months and $3.3 billion over periods up to 10 years. See NOTE 10, “PRODUCT WARRANTY LIABILITY,” for additional disclosures on extended warranty coverage arrangements. Our other contracts generally are for a duration of less than one year, include payment terms that correspond to the timing of costs incurred when providing goods and services to our customers or represent sales-based royalties.
Deferred and Unbilled Revenue
The following is a summary of our unbilled and deferred revenue and related activity:

In millions	September 30, 2026	December 31, 2025
Unbilled revenue	$345	$439
Deferred revenue	2,857	2,660

We recognized revenue of $235 million and $1,059 million for the three and nine months ended September 30, 2026, compared with $222 million and $814 million for the comparable periods in 2025, that was included in the deferred revenue balance at the beginning of each year. We did not record any impairment losses on our unbilled revenues during the three and nine months ended September 30, 2026 or 2025.
Disaggregation of Revenue
Consolidated Revenue
The table below presents our consolidated net sales by country based on the location of the customer:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2026	2025	2026	2025
United States	$5,427	$4,663	$15,229	$14,278
China	974	844	3,048	2,449
India	466	447	1,383	1,288
Other international	2,571	2,363	7,633	7,119
Total net sales	$9,438	$8,317	$27,293	$25,134
Segment Revenue
Engine segment external sales by market were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2026	2025	2026	2025
Heavy-duty truck	$803	$540	$2,105	$1,921
Medium-duty truck and bus	767	533	2,152	1,909
Light-duty automotive	496	583	1,434	1,490
Total on-highway	2,066	1,656	5,691	5,320
Off-highway	323	266	1,013	804
Total sales	$2,389	$1,922	$6,704	$6,124
Components segment external sales by business were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2026	2025	2026	2025
Drivetrain and braking systems	$1,107	$916	$3,144	$3,066
Emission solutions	837	702	2,497	2,270
Components and software	308	281	968	888
Automated transmissions	145	87	357	327
Total sales	$2,397	$1,986	$6,966	$6,551

Distribution segment external sales by region were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2026	2025	2026	2025
North America	$2,302	$2,200	$6,823	$6,373
Asia Pacific	367	311	1,013	831
Europe	285	273	888	865
China	143	121	393	357
India	95	93	271	256
Africa and Middle East	69	74	195	193
Latin America	46	98	153	231
Total sales	$3,307	$3,170	$9,736	$9,106
Distribution segment external sales by product line were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2026	2025	2026	2025
Power generation	$1,328	$1,246	$3,976	$3,536
Parts	1,049	1,014	3,190	3,051
Service	482	494	1,385	1,349
Engines	448	416	1,185	1,170
Total sales	$3,307	$3,170	$9,736	$9,106
Power Systems segment external sales by product line were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2026	2025	2026	2025
Power generation	$742	$623	$2,126	$1,652
Industrial	301	323	892	905
Generator technologies	207	180	542	495
Total sales	$1,250	$1,126	$3,560	$3,052
NOTE 3. PENSIONS AND OTHER POSTRETIREMENT BENEFITS
We sponsor funded and unfunded domestic and foreign defined benefit pension and other postretirement benefit (OPEB) plans. Contributions to these plans were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2026	2025	2026	2025
Defined benefit pension contributions	$11	$11	$35	$34
OPEB payments, net	2	1	6	4
Defined contribution pension plans	25	24	94	100

We anticipate making additional defined benefit pension contributions during the remainder of 2026 of $12 million for our U.S. and U.K. qualified and non-qualified pension plans. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2026 annual net periodic pension cost to approximate $75 million.

The components of net periodic pension and OPEB expense under our plans were as follows:

	Pension
	U.S. Plans		U.K. Plans		OPEB
	Three months ended September 30,
In millions	2026	2025	2026	2025	2026	2025
Service cost	$35	$34	$4	$4	$—	$—
Interest cost	45	43	19	20	2	2
Expected return on plan assets	(71)	(67)	(25)	(23)	—	—
Recognized net actuarial loss (gain)	3	2	9	7	(2)	(1)
Net periodic benefit expense	$12	$12	$7	$8	$—	$1

	Pension
	U.S. Plans		U.K. Plans		OPEB
	Nine months ended September 30,
In millions	2026	2025	2026	2025	2026	2025
Service cost	$104	$100	$11	$11	$—	$—
Interest cost	133	130	58	58	4	5
Expected return on plan assets	(211)	(201)	(75)	(68)	—	—
Amortization of prior service cost	1	1	1	1	—	—
Recognized net actuarial loss (gain)	8	7	26	20	(4)	(4)
Net periodic benefit expense	$35	$37	$21	$22	$—	$1

NOTE 4. EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES
Equity, royalty and interest income from investees, net of applicable taxes, was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2026	2025	2026	2025
Manufacturing entities
Chongqing Cummins Engine Company, Ltd.	$28	$23	$86	$68
Dongfeng Cummins Engine Company, Ltd.	16	13	66	52
Beijing Foton Cummins Engine Co., Ltd.	15	17	58	47
Tata Cummins, Ltd.	10	6	30	23
All other manufacturers	15	6	50	27
Distribution entities
Komatsu Cummins Chile, Ltda.	13	12	45	41
All other distributors	10	5	24	17
Cummins share of net income	107	82	359	275
Royalty and interest income	20	22	70	78
Equity, royalty and interest income from investees	$127	$104	$429	$353

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
During the first quarter of 2026, expectations on electric vehicle demand in the commercial vehicle market continued to change. As a result, the joint venture partners agreed to finish building out the facility while delaying the timing for installing the manufacturing capacity. At this time, the production start date is uncertain. We evaluated the recoverability of our investment for a potential impairment and concluded that no impairment currently exists. As of September 30, 2026, we contributed $464 million and are contractually committed to future contributions of $366 million. The timing of those future contributions is uncertain. Our investment balance at September 30, 2026, net of operating losses, was $398 million. We will continue to monitor future events and developments that could impact our assessment of fair value which could result in an impairment in the future.
NOTE 5. INCOME TAXES
Our effective tax rates for the three and nine months ended September 30, 2026, were 17.7 percent and 22.8 percent, respectively. Our effective tax rates for the three and nine months ended September 30, 2025, were 32.7 percent and 26.3 percent, respectively.
The three months ended September 30, 2026, contained net favorable discrete items of $75 million, primarily due to $38 million of favorable adjustments for uncertain tax positions and $37 million of favorable return to provision adjustments.
The nine months ended September 30, 2026, included an unfavorable tax impact due to the $199 million loss on the sale of our low pressure fuel cell business and settlement of current and future customer obligations for which no tax benefit was recognized. Discrete tax items were a net favorable $53 million, primarily due to $32 million of favorable adjustments for uncertain tax positions, $14 million of favorable return to provision adjustments and $7 million of other favorable discrete tax items. See NOTE 14, “ACCELERA ACTIONS,” for additional information on the sale of our low pressure fuel cell business.
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

NOTE 6. MARKETABLE SECURITIES
A summary of marketable securities, all of which were classified as current, was as follows:

	September 30, 2026			December 31, 2025
In millions	Cost	Gross unrealized gains/(losses) (1)	Estimated fair value	Cost	Gross unrealized gains/(losses) (1)	Estimated fair value
Equity securities
Level 1
Publicly-traded shares	$—	$—	$—	$7	$(7)	$—
Level 2
Debt mutual funds	304	9	313	416	10	426
Certificates of deposit	264	—	264	280	—	280
Equity mutual funds	9	13	22	13	11	24
Debt securities	15	—	15	34	—	34
Marketable securities	$592	$22	$614	$750	$14	$764

(1) Unrealized gains and losses for debt securities are recorded in other comprehensive income while unrealized gains and losses for equity securities are recorded in our Condensed Consolidated Statements of Net Income.

The fair value of Level 1 securities is derived from the market price at the end of the period. The fair value of Level 2 securities is estimated using actively quoted prices for similar instruments from brokers and observable inputs where available, including market transactions and third-party pricing services, or net asset values provided to investors. We do not currently have any Level 3 securities, and there were no transfers between levels during the nine months ended September 30, 2026, or the year ended December 31, 2025. All debt securities are Level 2 and classified as available-for-sale.

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
The proceeds from sales and maturities of marketable securities were as follows:

	Nine months ended
	September 30,
In millions	2026	2025
Proceeds from sales of marketable securities	$888	$977
Proceeds from maturities of marketable securities	143	154
Investments in marketable securities - liquidations	$1,031	$1,131

NOTE 7. INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Inventories included the following:

In millions	September 30, 2026	December 31, 2025
Finished products	$3,560	$3,091
Work-in-process and raw materials	3,472	2,987
Inventories at FIFO cost	7,032	6,078
Excess of FIFO over LIFO	(221)	(256)
Inventories	$6,811	$5,822
NOTE 8. SUPPLEMENTAL BALANCE SHEET DATA
Other assets included the following:

In millions	September 30, 2026	December 31, 2025
Deferred income taxes	$1,025	$1,063
Operating lease assets	575	537
Corporate-owned life insurance	431	454
Other	438	498
Other assets	$2,469	$2,552
Other accrued expenses included the following:

In millions	September 30, 2026	December 31, 2025
Marketing accruals	$392	$346
Other taxes payable	304	318
Income taxes payable	181	156
Current portion of operating lease liabilities	142	138
Other	1,030	968
Other accrued expenses	$2,049	$1,926
Other liabilities included the following:

In millions	September 30, 2026	December 31, 2025
Accrued product warranty	$966	$887
Operating lease liabilities	459	424
Pensions	443	443
Deferred income taxes	380	388
Accrued compensation	198	210
Long-term derivative liabilities	195	72
Other postretirement benefits	91	94
Other	575	610
Other liabilities	$3,307	$3,128

NOTE 9. DEBT
Loans Payable and Commercial Paper
Loans payable, commercial paper and the related weighted-average interest rates were as follows:

In millions	September 30, 2026	December 31, 2025
Loans payable (1)	$383	$313
Commercial paper (2)	348	353

(1) Loans payable consist primarily of loans payable to various international and domestic financial institutions. It is not practicable to aggregate these notes and calculate a quarterly weighted-average interest rate.

(2) The weighted-average interest rate, inclusive of all brokerage fees, was 3.36 percent and 3.20 percent at September 30, 2026 and December 31, 2025, respectively.
We can issue up to $4.0 billion of unsecured, short-term promissory notes (commercial paper) pursuant to the Board of Directors (the Board) authorized commercial paper programs. These programs facilitate the private placement of unsecured short-term debt through third-party brokers. We intend to use the net proceeds from the commercial paper borrowings for general corporate purposes.
Revolving Credit Facilities
Our committed credit facilities provide access up to $4.0 billion from our $2.0 billion 3-year credit facility and our $2.0 billion 5-year facility. We intend to maintain credit facilities at the current or higher aggregate amounts by renewing or replacing these facilities at or before expiration. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. There were no outstanding borrowings under these facilities at September 30, 2026 and December 31, 2025. At September 30, 2026, the $348 million of outstanding commercial paper effectively reduced the $4.0 billion of revolving credit capacity to $3.7 billion.
At September 30, 2026, we also had an additional $531 million available for borrowings under our uncommitted international and other domestic credit facilities.

Long-term Debt
A summary of long-term debt was as follows:

In millions	Interest Rate	September 30, 2026	December 31, 2025
Long-term debt
Debentures, due 2027	6.75%	$58	$58
Debentures, due 2028	7.125%	250	250
Senior notes, due 2028	4.25%	300	300
Senior notes, due 2029	4.90%	500	500
Senior notes, due 2030 (1)	1.50%	850	850
Senior notes, due 2031	4.70%	700	700
Senior notes, due 2034	5.15%	750	750
Senior notes, due 2035	5.30%	1,000	1,000
Senior notes, due 2043	4.875%	500	500
Senior notes, due 2050	2.60%	650	650
Senior notes, due 2054 (1)	5.45%	1,000	1,000
Debentures, due 2098 (2)	5.65%	165	165
Other debt		166	175
Unamortized discount and deferred issuance costs		(85)	(91)
Fair value adjustments due to hedge on indebtedness		(144)	(57)
Finance leases		128	136
Total long-term debt		6,788	6,886
Less: Current maturities of long-term debt		154	94
Long-term debt		$6,634	$6,792

(1) We entered into interest rate swaps on the noted debt instruments to effectively convert from a fixed rate to a floating rate. See "Interest Rate Risk" in NOTE 13, “DERIVATIVES,” for additional information.

(2) The effective interest rate is 7.48 percent.
Principal payments required on long-term debt during the next five years are as follows:

In millions	2026	2027	2028	2029	2030
Principal payments	$22	$157	$634	$542	$865
Shelf Registration
As a well-known seasoned issuer, we filed an automatic shelf registration for an undetermined amount of debt and equity securities with the SEC on February 13, 2025. Under this shelf registration we may offer, from time-to-time, debt securities, common stock, preferred and preference stock, depositary shares, warrants, stock purchase contracts and stock purchase units.
Interest Rate Risk
In the first nine months of 2026, we entered into a series of interest rate swaps to convert $550 million of our senior notes, due in 2054, from a fixed rate of 5.45 percent to a floating rate equal to the daily Secured Overnight Financing Rate (SOFR) plus a spread. See NOTE 13, “DERIVATIVES,” for additional information.

Fair Value of Debt
Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair values and carrying values of total debt, including current maturities, were as follows:

In millions	September 30, 2026	December 31, 2025
Fair value of total debt (1)	$6,836	$7,337
Carrying value of total debt	7,519	7,552

(1) The fair value of debt is derived from Level 2 input measures.
NOTE 10. PRODUCT WARRANTY LIABILITY
A tabular reconciliation of the product warranty liability, including the deferred revenue related to our extended warranty coverage and accrued product campaigns, was as follows:

	Nine months ended
	September 30,
In millions	2026	2025
Balance at beginning of year	$2,778	$2,623
Provision for base warranties issued	512	468
Deferred revenue on extended warranty contracts sold	293	313
Provision for product campaigns issued	53	30
Payments made during period	(566)	(538)
Amortization of deferred revenue on extended warranty contracts	(237)	(220)
Changes in estimates for pre-existing product warranties and campaigns	52	54
Foreign currency translation adjustments and other	—	(8)
Balance at end of period	$2,885	$2,722
We recognized supplier recoveries of $4 million and $22 million for the three and nine months ended September 30, 2026, compared with zero and $19 million for the comparable periods in 2025.
Warranty related deferred revenues and warranty liabilities on our Condensed Consolidated Balance Sheets were as follows:

In millions	September 30, 2026	December 31, 2025	Balance Sheet Location
Deferred revenue related to extended coverage programs
Current portion	$307	$303	Current portion of deferred revenue
Long-term portion	948	895	Deferred revenue
Total	$1,255	$1,198

Product warranty
Current portion	$664	$693	Current portion of accrued product warranty
Long-term portion	966	887	Other liabilities
Total	$1,630	$1,580

Total warranty accrual	$2,885	$2,778

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
In September 2026, two wholly-owned subsidiaries, Hydrogenics Corporation and Hydrogenics Europe N.V. (Hydrogenics), issued a stop-use recommendation to customers of HyLYZER electrolyzer products following a planned review of operational data from the installed fleet (Electrolyzer Matter). At this time, Hydrogenics has not initiated a recall campaign and continues to evaluate, which, if any, modifications are required with respect to returning the electrolyzers to service. While we have not been able to estimate the costs associated with the Electrolyzer Matter, there can be no assurance that the final resolution of the Electrolyzer Matter will not have a material adverse effect on results of operations or cash flows.
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
Commitments
Periodically, we enter into guarantee arrangements, including guarantees of non-U.S. distributor financings, residual value guarantees on equipment under operating leases and other miscellaneous guarantees of joint ventures or third-party obligations. At September 30, 2026, the maximum potential loss related to these guarantees was $53 million.
We have arrangements with certain suppliers or other third parties that require us to purchase minimum volumes or be subject to monetary penalties. At September 30, 2026, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $537 million. These arrangements enable us to secure supplies of critical components and IT services. We do not currently anticipate paying any penalties under these contracts.

We enter into physical forward contracts with suppliers of platinum and palladium to purchase certain volumes of the commodities at contractually stated prices for various periods, which generally fall within two years. At September 30, 2026, the total commitments under these contracts were $56 million. These arrangements enable us to guarantee the purchase prices of these commodities, which otherwise are subject to market volatility.
We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations or compensate for monetary losses related to nonperformance. These performance bonds and other performance-related guarantees were $235 million at September 30, 2026.
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

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE LOSS
Following are the changes in accumulated other comprehensive (loss) income by component for the three and nine months ended:

	Three months ended
In millions	Change in pension and OPEB plans	Foreign currency translation adjustment	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at June 30, 2026	$(919)	$(1,520)	$99	$(2,340)
Other comprehensive income (loss) before reclassifications
Before-tax amount	—	(34)	12	(22)	$(6)	$(28)
Tax benefit (expense)	—	5	(3)	2	—	2
After-tax amount	—	(29)	9	(20)	(6)	(26)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	9	—	(4)	5	—	5
Net current period other comprehensive income (loss)	9	(29)	5	(15)	$(6)	$(21)
Balance at September 30, 2026	$(910)	$(1,549)	$104	$(2,355)

Balance at June 30, 2025	$(863)	$(1,407)	$103	$(2,167)
Other comprehensive income (loss) before reclassifications
Before-tax amount	(1)	(45)	2	(44)	$(18)	$(62)
Tax benefit (expense)	2	(4)	—	(2)	—	(2)
After-tax amount	1	(49)	2	(46)	(18)	(64)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	7	—	(5)	2	—	2
Net current period other comprehensive income (loss)	8	(49)	(3)	(44)	$(18)	$(62)
Balance at September 30, 2025	$(855)	$(1,456)	$100	$(2,211)

(1) Amounts are net of tax. Reclassifications out of accumulated other comprehensive income (loss) and the related tax effects are immaterial for separate disclosure.

	Nine months ended
In millions	Change in pension and OPEB plans	Foreign currency translation adjustment	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at December 31, 2025	$(912)	$(1,460)	$94	$(2,278)
Other comprehensive income (loss) before reclassifications
Before-tax amount	(32)	(92)	22	(102)	$(32)	$(134)
Tax benefit (expense)	7	3	(5)	5	—	5
After-tax amount	(25)	(89)	17	(97)	(32)	(129)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	27	—	(7)	20	—	20
Net current period other comprehensive income (loss)	2	(89)	10	(77)	$(32)	$(109)
Balance at September 30, 2026	$(910)	$(1,549)	$104	$(2,355)

Balance at December 31, 2024	$(843)	$(1,717)	$115	$(2,445)
Other comprehensive (loss) income before reclassifications
Before-tax amount	(45)	232	3	190	$(14)	$176
Tax benefit	12	29	—	41	—	41
After-tax amount	(33)	261	3	231	(14)	217
Amounts reclassified from accumulated other comprehensive income (loss) (1)	21	—	(18)	3	—	3
Net current period other comprehensive (loss) income	(12)	261	(15)	234	$(14)	$220
Balance at September 30, 2025	$(855)	$(1,456)	$100	$(2,211)

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
Foreign Currency Exchange Rate Risk
We had foreign currency forward contracts with notional amounts of $5.5 billion at September 30, 2026, with the following currencies comprising 83 percent of outstanding foreign currency forward contracts: British pound, Chinese renminbi, Australian dollar, Euro and Canadian dollar. We had foreign currency forward contracts with notional amounts of $5.2 billion at December 31, 2025, with the following currencies comprising 82 percent of outstanding foreign currency forward contracts: British pound, Chinese renminbi, Euro, Australian dollar and Canadian dollar.
We are further exposed to foreign currency exchange risk as many of our subsidiaries are subject to fluctuations as the functional currencies of the underlying entities are not our U.S. dollar reporting currency. To help reduce volatility in the equity value of our subsidiaries, we enter into foreign exchange forwards designated as net investment hedges for certain of our investments. Under the terms of our foreign exchange forwards, we agreed with third parties to sell British pounds, Chinese renminbi and Euros in exchange for U.S. dollar currency at a specified rate at the maturity of the contract. The notional amount of these hedges at September 30, 2026, was $1.6 billion. We also enter into cross-currency interest rate swaps designated as net investment hedges for certain of our investments to help reduce volatility in the equity value of our subsidiaries. Under the current terms of our cross-currency interest rate swaps, we generally pay fixed-rate interest in Euros or Chinese renminbi and receive fixed-rate interest in U.S. dollars. The notional amount of these hedges at September 30, 2026, was $500 million.
The following table summarizes the (losses) gains recognized in accumulated other comprehensive loss (AOCL):

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2026	2025	2026	2025
Foreign exchange forwards (1)	$(18)	$4	$(20)	$(65)
Cross-currency interest rate swaps (1)	(9)	5	(18)	(3)

(1) There were no material gains or losses reclassified from AOCL into earnings for the three and nine months ended September 30, 2026.
Interest Rate Risk
In 2021, we entered into a series of interest rate swaps to effectively convert $765 million of our $850 million senior notes, due in 2030, from a fixed rate of 1.50 percent to a floating rate currently equal to the three-month SOFR.
In the fourth quarter of 2025 and the first nine months of 2026, we entered into $150 million and $550 million, respectively, of interest rate swaps. These series of swaps effectively convert a portion of our senior notes, due in 2054, from a fixed rate of 5.45 percent to a floating rate equal to the daily SOFR plus a spread, of which $50 million matures in 2036, $250 million matures in 2041 and $400 million matures in 2046.
We designated the swaps as fair value hedges. The gain or loss on these derivative instruments, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, were recognized in current income as interest expense. The interest rate swaps on our 2030 debt and 2054 debt had notional amounts outstanding at September 30, 2026 of $680 million and $700 million, respectively.

The following table summarizes the gains and losses:

	Three months ended				Nine months ended
	September 30,				September 30,
In millions	2026		2025		2026		2025
Type of Swap	Gain (Loss) on Swaps	Gain (Loss) on Borrowings	Gain (Loss) on Swaps	Gain (Loss) on Borrowings	Gain (Loss) on Swaps	Gain (Loss) on Borrowings	Gain (Loss) on Swaps	Gain (Loss) on Borrowings
Interest rate swaps (1)	$(73)	$67	$4	$(2)	$(86)	$85	$31	$(28)

(1) The difference between the (loss) gain on swaps and borrowings represents hedge ineffectiveness.
Derivatives Not Designated as Hedging Instruments
The following table summarizes the effect on our Condensed Consolidated Statements of Net Income for derivative instruments not designated as hedging instruments:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2026	2025	2026	2025
Loss recognized in income - Cost of sales (1)	$—	$—	$—	$(4)
Gain (loss) recognized in income - Other income, net (1)	8	(80)	3	70

(1) Includes foreign currency forward contracts.
Fair Value Amount and Location of Derivative Instruments
The following table summarizes the location and fair value of derivative instruments on our Condensed Consolidated Balance Sheets:

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
In millions	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Notional amount	$5,320	$3,241	$3,900	$4,316

Derivative assets
Prepaid expenses and other current assets (1)	$43	$16	$9	$39

Derivative liabilities
Other accrued expenses	$20	$29	$3	$3
Other liabilities	195	72	—	—
Total derivative liabilities (1)	$215	$101	$3	$3

(1) Estimates of the fair value of all derivative assets and liabilities above are derived from Level 2 inputs, which are estimated using actively quoted prices for similar instruments from brokers and observable inputs where available, including market transactions and third-party pricing services, or net asset values provided to investors. We do not currently have any Level 3 input measures and there were no transfers into or out of Level 2 or 3 during the nine months ended September 30, 2026, or the year ended December 31, 2025.

We elected to present our derivative contracts on a gross basis in our Condensed Consolidated Balance Sheets. Had we chosen to present on a net basis, we would have derivatives in a net asset position of $11 million and $20 million and derivatives in a net liability position of $177 million and $69 million at September 30, 2026 and December 31, 2025, respectively.
NOTE 14. ACCELERA ACTIONS
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

Summarized financial information regarding our reportable segments for the three and nine months ended September 30, 2026 and 2025 is shown in the table below:

In millions	Engine	Components	Distribution	Power Systems	Accelera		Total Segments
Three months ended September 30, 2026
External sales	$2,389	$2,397	$3,307	$1,250	$95		$9,438
Intersegment sales	741	459	3	1,039	8		2,250
Total sales	3,130	2,856	3,310	2,289	103		11,688
Cost of goods sold (excluding warranty expenses)	2,338	2,250	2,633	1,521	109		8,851
Warranty expenses	98	57	11	29	12		207
Selling expenses	69	46	168	50	6		339
Administrative expenses	173	136	109	102	9		529
Research, development and engineering expenses	186	85	16	85	28		400
Equity, royalty and interest income (loss) from investees	58	9	29	35	(4)		127
Other income (expense) (1)	19	(8)	22	9	1		43
Add back: Depreciation and amortization (2)	79	125	37	36	8		285
Segment EBITDA	$422	$408	$461	$582	$(56)		$1,817

Interest income (3)	$12	$11	$7	$6	$1		$37

Three months ended September 30, 2025
External sales	$1,922	$1,986	$3,170	$1,126	$113		$8,317
Intersegment sales	683	343	2	870	8		1,906
Total sales	2,605	2,329	3,172	1,996	121		10,223
Cost of goods sold (excluding warranty expenses)	2,030	1,868	2,489	1,357	172	(4)	7,916
Warranty expenses	97	29	5	37	18		186
Selling expenses	57	43	151	42	7		300
Administrative expenses	141	132	93	105	18		489
Research, development and engineering expenses	159	70	14	62	40		345
Equity, royalty and interest income (loss) from investees	54	7	23	26	(6)		104
Other income (expense) (1)	15	(24)	17	2	(209)	(4)	(199)
Add back: Depreciation and amortization (2)	71	122	32	36	13		274
Segment EBITDA	$261	$292	$492	$457	$(336)	(4)	$1,166

Interest income (3)	$11	$8	$6	$4	$—		$29

In millions	Engine	Components	Distribution	Power Systems	Accelera		Total Segments
Nine months ended September 30, 2026
External sales	$6,704	$6,966	$9,736	$3,560	$327		$27,293
Intersegment sales	2,182	1,311	16	2,940	22		6,471
Total sales	8,886	8,277	9,752	6,500	349		33,764
Cost of goods sold (excluding warranty expenses)	6,749	6,574	7,729	4,265	381		25,698
Warranty expenses	291	146	32	71	55		595
Selling expenses	207	145	507	148	17		1,024
Administrative expenses	508	411	323	309	31		1,582
Research, development and engineering expenses	531	254	46	230	82		1,143
Equity, royalty and interest income (loss) from investees	217	29	91	105	(13)		429
Other income (expense) (1)	42	(29)	44	22	(197)	(5)	(118)
Add back: Depreciation and amortization (2)	228	379	106	107	25		845
Segment EBITDA	$1,087	$1,126	$1,356	$1,711	$(402)	(5)	$4,878

Interest income (3)	$32	$33	$20	$16	$1		$102

Nine months ended September 30, 2025
External sales	$6,124	$6,551	$9,106	$3,052	$301		$25,134
Intersegment sales	2,151	1,153	14	2,482	28		5,828
Total sales	8,275	7,704	9,120	5,534	329		30,962
Cost of goods sold (excluding warranty expenses)	6,234	6,168	7,240	3,737	425	(4)	23,804
Warranty expenses	301	83	16	95	38		533
Selling expenses	177	124	462	129	21		913
Administrative expenses	425	372	273	311	45		1,426
Research, development and engineering expenses	465	222	42	188	129		1,046
Equity, royalty and interest income (loss) from investees	187	24	77	82	(17)		353
Other income (expense) (1)	53	(59)	53	16	(214)	(4)	(151)
Add back: Depreciation and amortization (2)	206	371	96	104	38		815
Segment EBITDA	$1,119	$1,071	$1,313	$1,276	$(522)	(4)	$4,257

Interest income (3)	$29	$25	$18	$12	$1		$85

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
(4) Included a $30 million inventory write-down in cost of goods sold and a $210 million goodwill impairment charge in other income (expense). See NOTE 14, “ACCELERA ACTIONS,” for additional information.

(5) Included a $199 million net charge in other income (expense) related to the sale of our low pressure fuel cell business and settlement of current and future customer obligations. See NOTE 14, “ACCELERA ACTIONS,” for additional information.

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Net Income is shown in the table below:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions	2026	2025	2026	2025
TOTAL SEGMENT EBITDA	$1,817	$1,166	$4,878	$4,257
Intersegment eliminations and other (1)	(31)	21	(149)	(23)
Less:
Interest expense	81	83	237	247
Depreciation and amortization	285	274	845	815
INCOME BEFORE INCOME TAXES	$1,420	$830	$3,647	$3,172

(1) Included intersegment sales, intersegment profit in inventory and unallocated corporate expenses.
NOTE 16. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)”, which requires public business entities to disclose in the notes to the financial statements more detailed information about the types of expenses included in certain expense captions in the consolidated financial statements, including purchases of inventory, employee compensation and depreciation and amortization. The amendments are effective for us beginning with our 2027 annual period and in interim periods beginning in 2028. Early adoption is permitted. The ASU may be adopted prospectively or retrospectively. The only impact to our Condensed Consolidated Financial Statements will be the additional required disclosures in the footnotes.
In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)”, to modernize the accounting guidance for costs to develop software for internal use. The new guidance amends the existing standard to remove references to various stages of a software development project to better align with current software methodologies such as agile development. The types of costs required to be capitalized have not significantly changed. In addition, the new standard requires costs to begin capitalization when (1) management has authorized and committed to funding the project and (2) it is probable that the project will be completed and the software will be used to perform its intended function. The new standard is effective for us beginning January 1, 2028, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our Condensed Consolidated Financial Statements.
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
Global Trade Environment
As disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, we operate our business on a global basis and changes in international, national and regional trade laws, regulations and policies affecting and/or restricting international trade, including higher tariffs, trade disruptions (such as embargoes, sanctions and export controls) and broader geopolitical tensions, could adversely impact the demand for our products and our competitive position. In 2025, the U.S. imposed tariffs on certain countries and products, which was followed by retaliatory tariffs and other trade actions against U.S. goods and services. On February 20, 2026, the U.S. Supreme Court ruled that U.S. tariffs imposed under the International Emergency Economic Powers Act (IEEPA) on goods imported into the U.S. were unauthorized. After this ruling, new tariffs were subsequently imposed under different statutes. The global trade environment has contributed to ongoing market volatility and heightened concerns about potential economic impacts. Our primary risks include reduced global movement of goods impacting freight activity, increased costs for suppliers and end-users and uncertainty around supply availability. These factors could lead to a decline in business confidence, reduced demand for our products and increased product costs. We continue to pursue mitigation strategies, including leveraging available government tariff offset programs, engaging with our suppliers, exploring alternative sourcing and negotiating agreements with our customers to recover tariff-related costs. The financial impact of tariffs, net of mitigation actions and U.S. government tariff refunds (net of amounts to be returned to customers), was immaterial to our profitability and operating cash flows during the three and nine months ended September 30, 2026. However, continued and increasing tariff costs, the effectiveness of our mitigation efforts and ongoing market volatility could materially and adversely affect our results of operations, financial condition and cash flows in the future. We continue to monitor developments and take actions to minimize the related impacts to our business to the extent possible. See the “OUTLOOK” section for a discussion of the potential tariff impacts for the remainder of 2026.
2026 Third Quarter Results
A summary of our results is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
In millions, except per share amounts	2026	2025	2026	2025
Net sales	$9,438	$8,317	$27,293	$25,134
Net income attributable to Cummins Inc.	1,140	536	2,726	2,250
Earnings per common share attributable to Cummins Inc.
Basic	$8.29	$3.88	$19.77	$16.33
Diluted	8.25	3.86	19.70	16.23

Net income attributable to Cummins Inc. was $1.1 billion, or $8.25 per diluted share, on sales of $9.4 billion for the three months ended September 30, 2026, versus the comparable prior year period net income attributable to Cummins Inc. of $536 million, or $3.86 per diluted share, on sales of $8.3 billion. The increases in net income attributable to Cummins Inc. and earnings per diluted share were primarily driven by higher sales leading to improved gross margin and the absence of the Accelera goodwill impairment charge and inventory write-down recorded during the third quarter of 2025, partially offset by higher compensation expenses. Diluted earnings per common share for the three months ended September 30, 2026, benefited $0.01 from fewer weighted-average shares outstanding due to the stock repurchase program.
Net income attributable to Cummins Inc. was $2.7 billion, or $19.70 per diluted share, on sales of $27.3 billion for the nine months ended September 30, 2026, versus the comparable prior year period net income attributable to Cummins Inc. of $2.3 billion, or $16.23 per diluted share, on sales of $25.1 billion. The increases in net income attributable to Cummins Inc. and earnings per diluted share were primarily driven by higher sales leading to improved gross margin and the absence of the Accelera goodwill impairment charge and inventory write-down recorded during the third quarter of 2025, partially offset by higher compensation expenses and the loss on the sale of our low pressure fuel cell business and settlement of current and future customer obligations. Diluted earnings per common share for the nine months ended September 30, 2026, benefited $0.09 from fewer weighted-average shares outstanding due to stock repurchase programs. See NOTE 14, “ACCELERA ACTIONS” to our Condensed Consolidated Financial Statements for additional information on the Accelera goodwill impairment charge and inventory write-down and the sale of our low pressure fuel cell business.

The table below presents our consolidated net sales by geographic area based on the location of the customer:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,		(Unfavorable)		September 30,		(Unfavorable)
In millions	2026	2025	Amount	Percent	2026	2025	Amount	Percent
United States and Canada	$5,730	$4,972	$758	15%	$16,098	$15,215	$883	6%
International	3,708	3,345	363	11%	11,195	9,919	1,276	13%
Total net sales	$9,438	$8,317	$1,121	13%	$27,293	$25,134	$2,159	9%

Worldwide revenues increased by 13 percent in the three months ended September 30, 2026, compared to the same period in 2025, primarily due to improved demand in North American medium and heavy-duty truck markets and higher demand for power generation equipment, especially in data center applications. Net sales in the U.S. and Canada improved 15 percent driven by higher demand in medium and heavy-duty truck and power generation markets. International sales (excludes the U.S. and Canada) improved 11 percent mainly due to higher sales in China, Asia Pacific and Latin America. The increase in international sales was primarily due to higher demand for power generation equipment.
Worldwide revenues increased by 9 percent in the nine months ended September 30, 2026, compared to the same period in 2025, mainly due to higher demand for power generation equipment, especially in data center applications, and in North American medium and heavy-duty truck and international construction markets. International sales (excludes the U.S. and Canada) improved 13 percent primarily due to higher sales in China, Asia Pacific and Europe. The increase in international sales was driven by higher demand for power generation and construction equipment as well as favorable foreign currency fluctuations of 3 percent (primarily the Chinese renminbi, Euro and Brazilian real, partially offset by Indian rupee). Net sales in the U.S. and Canada improved 6 percent mainly due to higher demand in power generation and medium and heavy-duty truck markets.
The following tables contain sales and EBITDA (defined as earnings or losses before interest expense, income taxes, depreciation and amortization and noncontrolling interests) by reportable segment for the three and nine months ended September 30, 2026 and 2025. See NOTE 15, “REPORTABLE SEGMENTS,” to our Condensed Consolidated Financial Statements for additional information and a reconciliation of our segment information to the corresponding amounts in our Condensed Consolidated Statements of Net Income.

	Three months ended September 30,
Reportable Segments	2026			2025				Percent change
		Percent			Percent			2026 vs. 2025
In millions	Sales	of Total	EBITDA	Sales	of Total	EBITDA		Sales	EBITDA
Engine	$3,130	27%	$422	$2,605	25%	$261		20%	62%
Components	2,856	24%	408	2,329	23%	292		23%	40%
Distribution	3,310	28%	461	3,172	31%	492		4%	(6)%
Power Systems	2,289	20%	582	1,996	20%	457		15%	27%
Accelera	103	1%	(56)	121	1%	(336)	(1)	(15)%	83%
Total segments	11,688	100%	1,817	10,223	100%	1,166		14%	56%
Intersegment eliminations	(2,250)		(31)	(1,906)		21		18%	NM
Total	$9,438		$1,786	$8,317		$1,187		13%	50%

“NM” - not meaningful information
(1) Included a $210 million goodwill impairment charge and a $30 million inventory write-down. See NOTE 14, “ACCELERA ACTIONS,” to our Condensed Consolidated Financial Statements for additional information.

	Nine months ended September 30,
Reportable Segments	2026				2025				Percent change
		Percent				Percent			2026 vs. 2025
In millions	Sales	of Total	EBITDA		Sales	of Total	EBITDA		Sales	EBITDA
Engine	$8,886	26%	$1,087		$8,275	27%	$1,119		7%	(3)%
Components	8,277	25%	1,126		7,704	25%	1,071		7%	5%
Distribution	9,752	29%	1,356		9,120	29%	1,313		7%	3%
Power Systems	6,500	19%	1,711		5,534	18%	1,276		17%	34%
Accelera	349	1%	(402)	(1)	329	1%	(522)	(2)	6%	23%
Total segments	33,764	100%	4,878		30,962	100%	4,257		9%	15%
Intersegment eliminations	(6,471)		(149)		(5,828)		(23)		11%	NM
Total	$27,293		$4,729		$25,134		$4,234		9%	12%

“NM” - not meaningful information
(1) Included a $199 million net charge related to the sale of our low pressure fuel cell business and settlement of current and future obligations. See NOTE 14, “ACCELERA ACTIONS,” to our Condensed Consolidated Financial Statements for additional information.

(2) Included a $210 million goodwill impairment charge and a $30 million inventory write-down. See NOTE 14, “ACCELERA ACTIONS,” to our Condensed Consolidated Financial Statements for additional information.

2026 Highlights
We generated $3.2 billion in cash from operations for the nine months ended September 30, 2026, compared to $2.1 billion for the comparable period in 2025. See the section titled “Cash Flows” in the “LIQUIDITY AND CAPITAL RESOURCES” section for a discussion of items impacting cash flows.
Our debt to capital ratio (total capital defined as debt plus equity) at September 30, 2026, was 34.4 percent, compared to 36.0 percent at December 31, 2025. The decrease was primarily due to an increased equity balance from strong earnings since December 31, 2025. At September 30, 2026, we had $4.2 billion in cash and marketable securities on hand and access to our $4.0 billion credit facilities (net of $348 million of commercial paper outstanding), if necessary, to meet working capital, investment, acquisition and funding needs.
In July 2026, the Board of Directors (the Board) authorized an increase to our quarterly dividend of 10 percent from $2.00 per share to $2.20 per share.

In the first nine months of 2026, we repurchased $833 million, or 1.4 million shares, of common stock.
In the first nine months of 2026, we entered into a series of interest rate swaps to convert $550 million of our senior notes, due in 2054, from a fixed rate of 5.45 percent to a floating rate equal to the daily Secured Overnight Financing Rate (SOFR) plus a spread. See NOTE 13, “DERIVATIVES,” to our Condensed Consolidated Financial Statements.
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

RESULTS OF OPERATIONS

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,		(Unfavorable)		September 30,		(Unfavorable)
In millions, except per share amounts	2026	2025	Amount	Percent	2026	2025	Amount	Percent
NET SALES	$9,438	$8,317	$1,121	13%	$27,293	$25,134	$2,159	9%
Cost of sales	6,823	6,188	(635)	(10)%	19,970	18,569	(1,401)	(8)%
GROSS MARGIN	2,615	2,129	486	23%	7,323	6,565	758	12%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	868	789	(79)	(10)%	2,606	2,339	(267)	(11)%
Research, development and engineering expenses	400	345	(55)	(16)%	1,143	1,046	(97)	(9)%
Equity, royalty and interest income from investees	127	104	23	22%	429	353	76	22%
Other operating expense, net	30	247	217	88%	331	321	(10)	(3)%
OPERATING INCOME	1,444	852	592	69%	3,672	3,212	460	14%
Interest expense	81	83	2	2%	237	247	10	4%
Other income, net	57	61	(4)	(7)%	212	207	5	2%
INCOME BEFORE INCOME TAXES	1,420	830	590	71%	3,647	3,172	475	15%
Income tax expense	251	271	20	7%	830	835	5	1%
CONSOLIDATED NET INCOME	1,169	559	610	NM	2,817	2,337	480	21%
Less: Net income attributable to noncontrolling interests	29	23	(6)	(26)%	91	87	(4)	(5)%
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$1,140	$536	$604	NM	$2,726	$2,250	$476	21%
Diluted Earnings Per Common Share Attributable to Cummins Inc.	$8.25	$3.86	$4.39	NM	$19.70	$16.23	$3.47	21%

“NM” - not meaningful information

	Three months ended		Favorable/ (Unfavorable)	Nine months ended		Favorable/ (Unfavorable)
	September 30,			September 30,
Percent of sales	2026	2025	Percentage Points	2026	2025	Percentage Points
Gross margin	27.7%	25.6%	2.1	26.8%	26.1%	0.7
Selling, general and administrative expenses	9.2%	9.5%	0.3	9.5%	9.3%	(0.2)
Research, development and engineering expenses	4.2%	4.1%	(0.1)	4.2%	4.2%	—

Net Sales
Net sales for the three months ended September 30, 2026, increased by $1.1 billion versus the comparable period in 2025. The primary drivers were as follows:
•Components segment sales increased 23 percent mainly due to higher demand in North American truck markets.
•Engine segment sales increased 20 percent largely due to increased demand in North American truck markets.
•Power Systems segment sales increased 15 percent primarily due to higher demand for power generation equipment, especially in North America and China.
•Distribution segment sales increased 4 percent principally due to higher demand for power generation equipment, especially in North America.
Net sales for the nine months ended September 30, 2026, increased $2.2 billion versus the comparable period in 2025. The primary drivers were as follows:
•Power Systems segment sales increased 17 percent primarily due to higher demand for power generation equipment, especially in China and North America.
•Distribution segment sales increased 7 percent principally due to higher demand for power generation equipment, especially in North America.
•Engine segment sales increased 7 percent largely due to increased demand in construction markets in China and medium-duty truck markets in North America.

•Components segment sales increased 7 percent mainly due to higher demand in emission solutions and components and software markets in North America, China and India.
Sales to international markets (excludes the U.S. and Canada), based on location of customers, for the three and nine months ended September 30, 2026, were 39 percent and 41 percent of total net sales compared with 40 percent and 39 percent of total net sales for the comparable periods in 2025. A more detailed discussion of sales by segment is presented in the “REPORTABLE SEGMENT RESULTS” section.
Cost of Sales
The types of expenses included in cost of sales are the following: parts and material consumption, including direct and indirect materials; compensation and related expenses, including variable compensation, salaries and fringe benefits; depreciation on production equipment and facilities and amortization of technology intangibles; estimated costs of warranty programs and campaigns; production utilities; production-related purchasing; warehousing, including receiving and inspection; freight costs; engineering support costs; repairs and maintenance; net tariff costs; production and warehousing facility property insurance and rent for production facilities and other production overhead.
Gross Margin
Gross margin increased $486 million and $758 million, and increased 2.1 and 0.7 points as a percentage of sales, respectively, for the three and nine months ended September 30, 2026, versus the comparable periods in 2025. The increases in gross margin and gross margin as a percentage of sales were primarily due to higher volumes and favorable pricing, partially offset by increased compensation expenses.
The provision for base warranties issued as a percentage of sales for the three and nine months ended September 30, 2026, was 1.9 percent and 1.9 percent, respectively, compared to 1.8 percent and 1.9 percent for the comparable periods in 2025.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $79 million for the three months ended September 30, 2026, and decreased 0.3 points as a percentage of net sales, versus the comparable period in 2025. The increase in selling, general and administrative expenses was primarily due to higher compensation expenses. The decrease in selling, general and administrative expenses as a percentage of net sales was due to sales increasing faster than selling, general and administrative expenses, despite higher compensation expenses. Compensation and related expenses included salaries, fringe benefits and variable compensation.
Selling, general and administrative expenses increased $267 million for the nine months ended September 30, 2026, and increased 0.2 points as a percentage of net sales, versus the comparable period in 2025. The increases were primarily due to higher compensation expenses and increased consulting costs.
Research, Development and Engineering Expenses
Research, development and engineering expenses increased $55 million for the three months ended September 30, 2026, and increased 0.1 points as a percentage of net sales, versus the comparable period in 2025. The increases were primarily due to higher spending on prototypes, increased consulting expenses and higher compensation expenses. Compensation and related expenses included salaries, fringe benefits and variable compensation.
Research, development and engineering expenses increased $97 million for the nine months ended September 30, 2026, and remained flat as a percentage of net sales, versus the comparable periods in 2025. The increase in research, development and engineering expenses was primarily due to higher compensation expenses and increased spending on prototypes.
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
Equity, Royalty and Interest Income from Investees
Equity, royalty and interest income from investees increased $23 million for the three months ended September 30, 2026, versus the comparable period in 2025, primarily due to increased earnings at Chongqing Cummins Engine Co., Ltd. and Tata Cummins Ltd.

Equity, royalty and interest income from investees increased $76 million for the nine months ended September 30, 2026, versus the comparable period in 2025, mainly due to increased earnings at Chongqing Cummins Engine Co., Ltd., Dongfeng Cummins Engine Co., Ltd. and Beijing Foton Cummins Engine Co., Ltd.
Other Operating Expense, Net
Other operating expense, net for the three months ended September 30, 2026, decreased $217 million, versus the comparable period in 2025, primarily due to absence of the Accelera goodwill impairment charge, recorded in the third quarter of 2025. See NOTE 14, “ACCELERA ACTIONS,” to our Condensed Consolidated Financial Statements for additional information.
Other operating expense, net for the nine months ended September 30, 2026, was relatively flat versus the comparable period in 2025, as the loss on the sale of our low pressure fuel cell business was offset by the absence of the Accelera goodwill impairment charge, recorded in the third quarter of 2025. See NOTE 14, “ACCELERA ACTIONS,” to our Condensed Consolidated Financial Statements for additional information.
Income Tax Expense
Our effective tax rate for 2026 is expected to approximate 23.0 percent, excluding all discrete items and the unfavorable tax impact of the $199 million loss on the sale of our low pressure fuel cell business and settlement of current and future customer obligations for which no tax benefit was recognized.
Our effective tax rates for the three and nine months ended September 30, 2026, were 17.7 percent and 22.8 percent, respectively. Our effective tax rates for the three and nine months ended September 30, 2025, were 32.7 percent and 26.3 percent, respectively.
The three months ended September 30, 2026, contained net favorable discrete items of $75 million, primarily due to $38 million of favorable adjustments for uncertain tax positions and $37 million of favorable return to provision adjustments.
The nine months ended September 30, 2026, included an unfavorable tax impact due to the $199 million loss on the sale of our low pressure fuel cell business and settlement of current and future customer obligations for which no tax benefit was recognized. Discrete tax items were a net favorable $53 million, primarily due to $32 million of favorable adjustments for uncertain tax positions, $14 million of favorable return to provision adjustments and $7 million of other favorable discrete tax items. See NOTE 14, “ACCELERA ACTIONS,” for additional information on the sale of our low pressure fuel cell business.
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

Comprehensive Income - Foreign Currency Translation Adjustment
The foreign currency translation adjustment was a net loss of $35 million and $121 million for the three and nine months ended September 30, 2026, respectively, compared to a net loss of $67 million and a net gain of $247 million for the three and nine months ended September 30, 2025, respectively, driven by the following:

	Three months ended
	September 30,
	2026		2025
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly-owned subsidiaries	$(37)	Indian rupee, Brazilian real, Euro and Swedish krona	$(49)	Indian rupee
Equity method investments	8	Chinese renminbi, partially offset by Brazilian real	—
Consolidated subsidiaries with a noncontrolling interest	(6)	Indian rupee	(18)	Indian rupee
Total	$(35)		$(67)

	Nine months ended
	September 30,
	2026		2025
In millions	Translation adjustment	Primary currency driver vs. U.S. dollar	Translation adjustment	Primary currency driver vs. U.S. dollar
Wholly-owned subsidiaries	$(107)	Indian rupee, Euro and British pound, partially offset by Brazilian real	$241	Euro, Brazilian real and British pound
Equity method investments	18	Chinese renminbi, partially offset by Indian rupee	20	Chinese renminbi
Consolidated subsidiaries with a noncontrolling interest	(32)	Indian rupee	(14)	Indian rupee
Total	$(121)		$247

REPORTABLE SEGMENT RESULTS
Our reportable segments consist of the Engine, Components, Distribution, Power Systems and Accelera segments. This reporting structure is organized according to the products and markets each segment serves. We use segment EBITDA as the basis for the Chief Operating Decision Maker to evaluate the performance of each of our reportable segments. We believe EBITDA is a useful measure of our operating performance as it assists investors and debt holders in comparing our performance on a consistent basis without regard to financing methods, capital structure, income taxes or depreciation and amortization methods, which can vary significantly depending upon many factors. Segment amounts exclude certain expenses not specifically identifiable to segments. See NOTE 15, “REPORTABLE SEGMENTS,” to our Condensed Consolidated Financial Statements for additional information and a reconciliation of our segment information to the corresponding amounts in our Condensed Consolidated Statements of Net Income.
Tariff related costs and recoveries were evaluated independently of all other drivers included in the disclosures below and all references to “price” and “material cost” variances exclude these separately evaluated tariff costs and recoveries. The net impact of tariff costs and related recoveries were immaterial to each reportable segment's EBITDA, unless specifically noted.
Following is a discussion of results for each of our reportable segments.
Engine Segment Results
Financial data for the Engine segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,		(Unfavorable)		September 30,		(Unfavorable)
In millions	2026	2025	Amount	Percent	2026	2025	Amount	Percent
External sales	$2,389	$1,922	$467	24%	$6,704	$6,124	$580	9%
Intersegment sales	741	683	58	8%	2,182	2,151	31	1%
Total sales	3,130	2,605	525	20%	8,886	8,275	611	7%
Research, development and engineering expenses	186	159	(27)	(17)%	531	465	(66)	(14)%
Equity, royalty and interest income from investees	58	54	4	7%	217	187	30	16%
Interest income	12	11	1	9%	32	29	3	10%
Segment EBITDA	422	261	161	62%	1,087	1,119	(32)	(3)%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	13.5%	10.0%		3.5	12.2%	13.5%		(1.3)
Sales for our Engine segment by market were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,		(Unfavorable)		September 30,		(Unfavorable)
In millions	2026	2025	Amount	Percent	2026	2025	Amount	Percent
Heavy-duty truck	$1,016	$772	$244	32%	$2,783	$2,669	$114	4%
Medium-duty truck and bus	1,045	784	261	33%	2,946	2,720	226	8%
Light-duty automotive	500	583	(83)	(14)%	1,439	1,490	(51)	(3)%
Total on-highway	2,561	2,139	422	20%	7,168	6,879	289	4%
Off-highway	569	466	103	22%	1,718	1,396	322	23%
Total sales	$3,130	$2,605	$525	20%	$8,886	$8,275	$611	7%

			Percentage Points				Percentage Points
On-highway sales as percentage of total sales	82%	82%		—	81%	83%		(2)

Total engine shipments by engine classification, including on and off-highway units, were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,		(Unfavorable)		September 30,		(Unfavorable)
	2026	2025	Amount	Percent	2026	2025	Amount	Percent
Heavy-duty	33,200	22,400	10,800	48%	88,000	78,700	9,300	12%
Medium-duty	85,700	63,100	22,600	36%	250,900	211,700	39,200	19%
Light-duty	44,800	49,600	(4,800)	(10)%	130,300	132,700	(2,400)	(2)%
Total unit shipments (1)	163,700	135,100	28,600	21%	469,200	423,100	46,100	11%

(1) Unit shipments exclude aftermarket parts.
Sales
Engine segment sales for the three months ended September 30, 2026, increased $525 million versus the comparable period in 2025. The following were the primary drivers by market:
•Medium-duty truck and bus sales increased $261 million primarily due to higher truck demand, especially in North America, with shipments up 88 percent.
•Heavy-duty truck sales increased $244 million principally due to higher demand in North America with shipments up 68 percent.
Engine segment sales for the nine months ended September 30, 2026, increased $611 million versus the comparable period in 2025. The following were the primary drivers by market:
•Off-highway sales increased $322 million mainly due to higher international construction demand, especially in China.
•Medium-duty truck and bus sales increased $226 million primarily due to higher truck demand, especially in North America, with shipments up 15 percent.
Segment EBITDA
Engine segment EBITDA for the three months ended September 30, 2026, increased $161 million versus the comparable period in 2025, primarily due to higher volumes.
Engine segment EBITDA for the nine months ended September 30, 2026, decreased $32 million versus the comparable period in 2025, primarily due to higher compensation expenses, partially offset by increased volumes.
Components Segment Results
Financial data for the Components segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,		(Unfavorable)		September 30,		(Unfavorable)
In millions	2026	2025	Amount	Percent	2026	2025	Amount	Percent
External sales	$2,397	$1,986	$411	21%	$6,966	$6,551	$415	6%
Intersegment sales	459	343	116	34%	1,311	1,153	158	14%
Total sales	2,856	2,329	527	23%	8,277	7,704	573	7%
Research, development and engineering expenses	85	70	(15)	(21)%	254	222	(32)	(14)%
Equity, royalty and interest income from investees	9	7	2	29%	29	24	5	21%
Interest income	11	8	3	38%	33	25	8	32%
Segment EBITDA	408	292	116	40%	1,126	1,071	55	5%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	14.3%	12.5%		1.8	13.6%	13.9%		(0.3)

Sales for our Components segment by business were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,		(Unfavorable)		September 30,		(Unfavorable)
In millions	2026	2025	Amount	Percent	2026	2025	Amount	Percent
Drivetrain and braking systems	$1,109	$917	$192	21%	$3,150	$3,068	$82	3%
Emission solutions	956	788	168	21%	2,859	2,590	269	10%
Components and software	646	537	109	20%	1,911	1,719	192	11%
Automated transmissions	145	87	58	67%	357	327	30	9%
Total sales	$2,856	$2,329	$527	23%	$8,277	$7,704	$573	7%
Sales
Components segment sales for the three months ended September 30, 2026, increased $527 million versus the comparable period in 2025. The following were the primary drivers by business:
•Drivetrain and braking systems sales increased $192 million principally due to improved demand in North American medium and heavy-duty truck markets.
•Emission solutions sales increased $168 million primarily due to higher demand in North American medium and heavy-duty truck markets.
•Components and software sales increased $109 million mainly due to increased demand in North American medium and heavy-duty truck markets.
Components segment sales for the nine months ended September 30, 2026, increased $573 million versus the comparable period in 2025. The following were the primary drivers by business:
•Emission solutions sales increased $269 million primarily due to higher demand in North America, India, China and Western Europe.
•Components and software sales increased $192 million mainly due to improved demand in North America, China and India.
•Favorable foreign currency fluctuations, primarily in the Euro and Chinese renminbi.
Segment EBITDA
Components segment EBITDA for the three and nine months ended September 30, 2026, increased $116 million and $55 million, respectively, versus the comparable periods in 2025, mainly due to increased volumes, partially offset by higher compensation expenses.
Distribution Segment Results
Financial data for the Distribution segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,		(Unfavorable)		September 30,		(Unfavorable)
In millions	2026	2025	Amount	Percent	2026	2025	Amount	Percent
External sales	$3,307	$3,170	$137	4%	$9,736	$9,106	$630	7%
Intersegment sales	3	2	1	50%	16	14	2	14%
Total sales	3,310	3,172	138	4%	9,752	9,120	632	7%
Research, development and engineering expenses	16	14	(2)	(14)%	46	42	(4)	(10)%
Equity, royalty and interest income from investees	29	23	6	26%	91	77	14	18%
Interest income	7	6	1	17%	20	18	2	11%
Segment EBITDA	461	492	(31)	(6)%	1,356	1,313	43	3%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	13.9%	15.5%		(1.6)	13.9%	14.4%		(0.5)

Sales for our Distribution segment by region were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,		(Unfavorable)		September 30,		(Unfavorable)
In millions	2026	2025	Amount	Percent	2026	2025	Amount	Percent
North America	$2,302	$2,202	$100	5%	$6,823	$6,379	$444	7%
Asia Pacific	368	312	56	18%	1,015	832	183	22%
Europe	285	273	12	4%	890	868	22	3%
China	143	122	21	17%	398	361	37	10%
India	96	93	3	3%	273	258	15	6%
Africa and Middle East	70	74	(4)	(5)%	200	193	7	4%
Latin America	46	96	(50)	(52)%	153	229	(76)	(33)%
Total sales	$3,310	$3,172	$138	4%	$9,752	$9,120	$632	7%
Sales for our Distribution segment by product line were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,		(Unfavorable)		September 30,		(Unfavorable)
In millions	2026	2025	Amount	Percent	2026	2025	Amount	Percent
Power generation	$1,328	$1,247	$81	6%	$3,981	$3,537	$444	13%
Parts	1,049	1,013	36	4%	3,193	3,059	134	4%
Service	483	495	(12)	(2)%	1,388	1,350	38	3%
Engines	450	417	33	8%	1,190	1,174	16	1%
Total sales	$3,310	$3,172	$138	4%	$9,752	$9,120	$632	7%
Sales
Distribution segment sales for the three and nine months ended September 30, 2026, increased $138 million and $632 million, respectively, versus the comparable periods in 2025, primarily due to increased demand for power generation equipment in North America, especially in data center applications.
Segment EBITDA
Distribution segment EBITDA for the three months ended September 30, 2026, decreased $31 million versus the comparable period in 2025, primarily due to higher compensation expenses, partially offset by increased volumes.
Distribution segment EBITDA for the nine months ended September 30, 2026, increased $43 million versus the comparable period in 2025, primarily due to favorable mix and increased volumes, partially offset by higher compensation expenses.
Power Systems Segment Results
Financial data for the Power Systems segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,		(Unfavorable)		September 30,		(Unfavorable)
In millions	2026	2025	Amount	Percent	2026	2025	Amount	Percent
External sales	$1,250	$1,126	$124	11%	$3,560	$3,052	$508	17%
Intersegment sales	1,039	870	169	19%	2,940	2,482	458	18%
Total sales	2,289	1,996	293	15%	6,500	5,534	966	17%
Research, development and engineering expenses	85	62	(23)	(37)%	230	188	(42)	(22)%
Equity, royalty and interest income from investees	35	26	9	35%	105	82	23	28%
Interest income	6	4	2	50%	16	12	4	33%
Segment EBITDA	582	457	125	27%	1,711	1,276	435	34%

			Percentage Points				Percentage Points
Segment EBITDA as a percentage of total sales	25.4%	22.9%		2.5	26.3%	23.1%		3.2

Sales for our Power Systems segment by product line were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,		(Unfavorable)		September 30,		(Unfavorable)
In millions	2026	2025	Amount	Percent	2026	2025	Amount	Percent
Power generation	$1,557	$1,280	$277	22%	$4,376	$3,486	$890	26%
Industrial	518	531	(13)	(2)%	1,562	1,535	27	2%
Generator technologies	214	185	29	16%	562	513	49	10%
Total sales	$2,289	$1,996	$293	15%	$6,500	$5,534	$966	17%

Sales
Power Systems segment sales for the three and nine months ended September 30, 2026, increased $293 million and $966 million, respectively, versus the comparable periods in 2025, primarily due to increased power generation sales resulting from higher demand in North America and China.
Segment EBITDA
Power Systems segment EBITDA for the three months ended September 30, 2026, increased $125 million versus the comparable period in 2025, mainly due to higher volumes and favorable pricing, partially offset by increased compensation expenses.
Power Systems segment EBITDA for the nine months ended September 30, 2026, increased $435 million versus the comparable period in 2025, mainly due to higher volumes and favorable pricing.
Accelera Segment Results
Financial data for the Accelera segment was as follows:

	Three months ended			Favorable/		Nine months ended				Favorable/
	September 30,			(Unfavorable)		September 30,				(Unfavorable)
In millions	2026	2025		Amount	Percent	2026		2025		Amount	Percent
External sales	$95	$113		$(18)	(16)%	$327		$301		$26	9%
Intersegment sales	8	8		—	—%	22		28		(6)	(21)%
Total sales	103	121		(18)	(15)%	349		329		20	6%
Research, development and engineering expenses	28	40		12	30%	82		129		47	36%
Equity, royalty and interest loss from investees	(4)	(6)		2	33%	(13)		(17)		4	24%
Interest income	1	—		1	NM	1		1		—	—%
Segment EBITDA	(56)	(336)	(1)	280	83%	(402)	(2)	(522)	(1)	120	23%

“NM” - not meaningful information
(1) Included a $210 million goodwill impairment charge and a $30 million inventory write-down. See NOTE 14, “ACCELERA ACTIONS,” to our Condensed Consolidated Financial Statements for additional information.

(2) Included a $199 million net charge related to the sale of our low pressure fuel cell business and settlement of current and future obligations. See NOTE 14, “ACCELERA ACTIONS,” to our Condensed Consolidated Financial Statements for additional information.

Accelera segment sales for the three months ended September 30, 2026, decreased $18 million versus the comparable period in 2025, mainly due to lower sales of electrolyzers.
Accelera segment sales for the nine months ended September 30, 2026, increased $20 million versus the comparable period in 2025, primarily due to improved sales of electrolyzers and favorable foreign currency fluctuations related mainly to the Euro.

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
•The potential for trade disruptions (including embargoes, sanctions, export controls and the ongoing conflict in Iran) could disrupt production, contribute to elevated prices for oil and other inputs, and negatively impact earnings.
•The slower adoption of zero emissions solutions reduced Accelera’s near-term revenue outlook, prompting significant restructuring actions in 2024 and 2025 and a refined strategic investment approach. While we anticipate these actions will gradually improve the cost structure, we expect ongoing investments in priority technologies to result in continued near-term operating losses.
Current Regulatory Challenges for 2026 and Beyond
•Changes in government policies (such as reduced incentives, delayed infrastructure mandates or revised emissions standards) may impact Accelera’s ability to compete, scale or recover investments in zero emissions technologies.
•We are navigating a dynamic regulatory environment in the U.S. that could impact future product launches, and we are actively engaged with customers, regulators and suppliers to ensure product development and certification requirements are met while delivering high-quality, dependable products that align with customer needs.
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
•Our engines are subject to extensive statutory and regulatory requirements governing emissions, including greenhouse gas (GHG) standards set by the EPA and fuel consumption standards set by the National Highway Traffic Safety Administration (NHTSA). To comply with these regulations, we utilize banking and trading of regulatory compliance credits. In June 2025, NHTSA published an interpretive rule questioning the current regulatory framework of allowing credits as a compliance vehicle. In July 2025, the EPA published a proposed rule that would repeal GHG emissions standards and thus remove the requirement for vehicle and engine manufacturers to measure, control and report these emissions from vehicles. In February 2026, the EPA finalized the rescission of the 2009 Greenhouse Gas Endangerment Finding and repealed all GHG emission standards for on-highway vehicles and engines with an effective date of April 20, 2026. NHTSA rules currently still allow credits as a compliance vehicle. Depending on NHTSA's future rulemaking as indicated by the June 2025 interpretive rule, we may no longer utilize emission compliance credits on future engines sales and the credits could have a minimal, if any value to us. While the rules will likely be subject to legal challenges, in the period NHTSA finalizes a rule, we could be required to incur a non-cash expense up to the value of our existing credits. At September 30, 2026, we had $89 million of GHG emission compliance credits.

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

Dollars in millions	September 30, 2026	December 31, 2025
Working capital (1)	$8,243	$7,315
Current ratio	1.74	1.76
Accounts and notes receivable, net	$6,638	$5,818
Days' sales in receivables	62	60
Inventories	$6,811	$5,822
Inventory turnover	4.1	4.2
Accounts payable (principally trade)	$4,879	$3,800
Days' payable outstanding	58	58
Total debt	$7,519	$7,552
Total debt as a percent of total capital	34.4%	36.0%

(1) Working capital included cash and cash equivalents.
Cash Flows
Cash and cash equivalents were impacted as follows:

	Nine months ended
	September 30,
In millions	2026	2025	Change
Net cash provided by operating activities	$3,213	$2,087	$1,126
Net cash used in investing activities	(663)	(846)	183
Net cash used in financing activities	(1,833)	(403)	(1,430)
Effect of exchange rate changes on cash and cash equivalents	9	57	(48)
Net increase in cash and cash equivalents	$726	$895	$(169)

Net cash provided by operating activities increased $1,126 million for the nine months ended September 30, 2026, versus the comparable period in 2025, primarily due to lower working capital requirements of $926 million. The lower working capital requirements resulted in a cash outflow of $480 million compared to a cash outflow of $1,406 million in the comparable period of 2025, mainly due to favorable changes in accounts payable and accrued expenses, partially offset by unfavorable changes in inventories and accounts and notes receivable.
Net cash used in investing activities decreased $183 million for the nine months ended September 30, 2026, versus the comparable period in 2025, primarily due to lower net investments in marketable securities.
Net cash used in financing activities increased $1,430 million for the nine months ended September 30, 2026, versus the comparable period in 2025, primarily due to lower proceeds from borrowings of $1,778 million and higher repurchases of common stock of $827 million, partially offset by lower payments of commercial paper of $901 million and lower payments on borrowings and finance lease obligations of $383 million.
The effect of exchange rate changes on cash and cash equivalents for the nine months ended September 30, 2026, versus the comparable period in 2025, declined $48 million primarily due to unfavorable fluctuations in the British pound and Euro, partially offset by Chinese renminbi.

Sources of Liquidity
We typically generate significant ongoing cash flow and cash provided by operations is generally our principal source of liquidity. Our sources of liquidity include the following:

	September 30, 2026
In millions	Total	U.S.	International	Primary location of international balances
Cash and cash equivalents	$3,571	$1,520	$2,051	China, Singapore, Australia, Mexico, Romania, Belgium, India and United Kingdom
Marketable securities (1)	614	79	535	India and Brazil
Total	$4,185	$1,599	$2,586
Available credit capacity
Revolving credit facilities (2)	$3,652
International and other uncommitted domestic credit facilities	$531

(1) The majority of marketable securities could be liquidated into cash within a few days.
(2) The 5-year credit facility for $2.0 billion and the 3-year credit facility for $2.0 billion, maturing June 2030 and June 2028, respectively, are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. At September 30, 2026, we had $348 million of commercial paper outstanding, which effectively reduced our available capacity under our revolving credit facilities to $3.7 billion.

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
Debt Facilities and Other Sources of Liquidity
Our committed credit facilities provide access up to $4.0 billion from our $2.0 billion 3-year credit facility and our $2.0 billion 5-year facility. These revolving credit facilities are maintained primarily to provide backup liquidity for our commercial paper borrowings and general corporate purposes. We intend to maintain credit facilities at the current or higher aggregate amounts by renewing or replacing these facilities at or before expiration. There were no outstanding borrowings under these facilities at September 30, 2026.
Our committed credit facilities also provide access up to $4.0 billion of unsecured, short-term promissory notes (commercial paper) pursuant to the Board authorized commercial paper programs. These programs facilitate the private placement of unsecured short-term debt through third-party brokers. We intend to use the net proceeds from the commercial paper borrowings for general corporate purposes. The total combined borrowing capacity under the revolving credit facilities and commercial paper programs should not exceed $4.0 billion. At September 30, 2026, we had $348 million of commercial paper outstanding, which effectively reduced our available capacity under our revolving credit facilities to $3.7 billion. See NOTE 9, “DEBT,” to our Condensed Consolidated Financial Statements for additional information.
In the first nine months of 2026, we entered into a series of interest rate swaps to convert $550 million of our senior notes, due in 2054, from a fixed rate of 5.45 percent to a floating rate equal to the daily SOFR plus a spread. See NOTE 13, “DERIVATIVES,” to our Condensed Consolidated Financial Statements for additional information.
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

Supply Chain Financing
We currently have supply chain financing programs with financial intermediaries, which provide certain vendors the option to be paid by financial intermediaries earlier than the due date on the applicable invoice (generally with 60 to 90 day payment terms). When a vendor utilizes the program and receives an early payment from a financial intermediary, they take a discount on the invoice. We then pay the financial intermediary the face amount of the invoice on the original due date. The maximum amount that we could have outstanding under these programs was $564 million at September 30, 2026. We do not reimburse vendors for any costs they incur for participation in the program; their participation is completely voluntary and there are no assets pledged as security or other forms of guarantees provided for the committed payment to the finance provider or intermediary. As a result, all amounts owed to the financial intermediaries are presented as accounts payable in our Condensed Consolidated Balance Sheets. The amount due to the financial intermediaries reflected in accounts payable at September 30, 2026, was $244 million.
Uses of Cash
Dividends
We paid dividends of $854 million during the nine months ended September 30, 2026. In July 2026, the Board authorized an increase to our quarterly dividend of 10 percent from $2.00 per share to $2.20 per share.
Capital Expenditures
Capital expenditures for the nine months ended September 30, 2026, were $741 million versus $691 million in the comparable period in 2025. We continue to invest in new product lines and targeted capacity expansions. We plan to spend an estimated $1.35 billion to $1.45 billion in 2026 on capital expenditures with approximately 60 percent of these expenditures expected to be invested in North America.
Current Maturities of Short and Long-Term Debt
We had $348 million of commercial paper outstanding at September 30, 2026, that matures in less than one year. Required annual long-term debt principal payments range from $22 million to $865 million over the next five years (including the remainder of 2026). See NOTE 9, “DEBT,” to our Condensed Consolidated Financial Statements for additional information.
Stock Repurchases
In December 2021, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the $2.0 billion repurchase plan authorized in 2019, which was completed in the first quarter of 2026. In the first nine months of 2026, we made the following purchases under our stock repurchase programs:

In millions (except per share amounts) For each quarter ended	Shares Purchased	Average Cost Per Share	Total Cost of Repurchases	Remaining Authorized Capacity
December 2019, $2 billion repurchase program
March 31	0.4	$539.09	$218	$—

December 2021, $2 billion repurchase program
March 31	0.1	519.00	25	1,975
June 30	0.3	623.69	225	1,750
September 30	0.6	600.79	365	1,385
Subtotal	1.0	605.11	615

Total	1.4	586.33	$833

We intend to repurchase outstanding shares from time to time during 2026 to enhance shareholder value.
Settlement of Current and Future Customer Obligations
In the first quarter of 2026, we sold our low pressure fuel cell business to a customer, cancelled future commitments and resolved certain claims against us with that customer resulting in a net payment by us of $175 million. See NOTE 14, “ACCELERA ACTIONS,” to our Condensed Consolidated Financial Statements for additional information.

Pensions
Our global pension plans, including our unfunded and non-qualified plans, were 112 percent funded at December 31, 2025. Our U.S. defined benefit plans (qualified and non-qualified), which represented approximately 70 percent of the worldwide pension obligation, were 115 percent funded, and our U.K. defined benefit plans were 105 percent funded at December 31, 2025. The funded status of our pension plans is dependent upon a variety of variables and assumptions including returns on pension assets subject to active investment management, market interest rates and levels of voluntary contributions to the plans. In the first nine months of 2026, the investment gain on our U.S. pension trust was 3.4 percent, while our U.K. pension trusts' actively managed pension assets had a loss of 0.8 percent. We anticipate making additional defined benefit pension contributions during the remainder of 2026 of $12 million for our U.S. and U.K. qualified and non-qualified pension plans. These contributions may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. We expect our 2026 annual net periodic pension cost to approximate $75 million.
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
A discussion of our critical accounting estimates may be found in the “Management’s Discussion and Analysis” section of our 2025 Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.” Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first nine months of 2026.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See NOTE 16, “RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS,” in our Notes to our Condensed Consolidated Financial Statements for additional information.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
July 1 - July 31	103,635	$641.67	103,635	$1,683
August 1 - August 31	338,152	615.92	338,152	1,475
September 1 - September 30	165,035	544.13	165,035	1,385
Total	606,822	600.79	606,822

(1) Shares repurchased under our Key Employee Stock Investment Plan only occur in the event of a participant default, which cannot be predicted, and were excluded from this column.
In December 2021, the Board authorized the acquisition of up to $2.0 billion of additional common stock upon completion of the $2.0 billion repurchase plan authorized in 2019, which was completed in the first quarter of 2026. During the three months ended September 30, 2026, we repurchased $365 million of common stock under the 2021 authorization. The dollar value remaining available for future purchases under the 2021 program at September 30, 2026, was $1.4 billion.
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
ITEM 3.  Defaults Upon Senior Securities
Not applicable.
ITEM 4.  Mine Safety Disclosures
Not applicable.
ITEM 5.  Other Information

(c) During the third quarter of 2026, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K), except as set forth in the table below:

Name	Title	Action Taken	Date	Type of Trading Agreement (1)	Duration of Trading Agreement (2)	Aggregate Number of Shares to be Sold
Amy R. Davis	Vice President and President - Accelera and Components	Adoption	8/25/2026	Rule 10b5-1 trading arrangement	12/24/2026	11,292 shares (3)

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
* Filed with this quarterly report on Form 10-Q are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Net Income for the three and nine months ended September 30, 2026 and 2025, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2026 and 2025, (iii) the Condensed Consolidated Balance Sheets at September 30, 2026 and December 31, 2025, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, (v) the Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2026 and 2025, (vi) Notes to Condensed Consolidated Financial Statements and (vii) the information included in Part II. Item 5(c).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cummins Inc.
Date:	November 5, 2026

	By:	/s/ MARK A. SMITH	By:	/s/ LUTHER E. PETERS
		Mark A. Smith		Luther E. Peters
		Vice President and Chief Financial Officer		Vice President-Controller
		(Principal Financial Officer)		(Principal Accounting Officer)